Form 10-Q
period 1993-11-27
RITE AID CORP
filed 1994-01-05
CIK 84129

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 27, 1993

                                      OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ----- to ------


                        Commission file number 1-5742

                             RITE AID CORPORATION

            (Exact name of Registrant as specified in its charter)

                 Delaware                           23-1614034
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

              30 Hunter Lane                             17011
          Camp Hill, Pennsylvania                      (Zip Code)
 (Address of principal executive offices)

                                (717) 761-2633
             (Registrant's telephone number, including area code)

                                Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                      YES   X                         NO
                          -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
             Class of Common stock            November 27, 1993
                $1.00 par value               88,081,859 shares

                             RITE AID CORPORATION



                                    INDEX



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet November 27, 1993
          and February 27, 1993  . . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Statement of Income Thirty-Nine
          Weeks Ended November 27, 1993 and November 28, 1992. . . . . 4

          Condensed Consolidated Statement of Income Thirteen
          Weeks Ended November 27, 1993 and November 28, 1992. . . . . 5

          Condensed Consolidated Statement of Cash Flows
          Thirty-Nine Weeks Ended November 27, 1993 and
          November 28, 1992. . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements . . . . 7

          Independent Auditors' Report . . . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . 9

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  11

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993


                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

                    RITE AID CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in Thousands)


ASSETS                                      November 27, 1993 February 27, 1993
                                            ----------------- -----------------
                                               (UNAUDITED)
Current Assets
  Cash                                         $    7,196       $    5,419
  Accounts and Notes Receivable                   209,147          196,075
  Inventories                                     961,523          862,990
  Prepaid Expenses                                 22,982           27,684
                                               ----------       ----------

    Total Current Assets                        1,200,848        1,092,168
                                               ----------       ----------
Property, Plant and Equipment                   1,251,629        1,131,900
  Less:  Accumulated Depreciation and
         Amortization                             580,325          532,486
                                               ----------       ----------

                                                  671,304          599,414
                                               ----------       ----------
Intangible Assets
  Excess of Cost Over Underlying Equity in
    Subsidiaries                                   35,535           36,515
  Lease Acquisition Costs                         105,359          109,251
                                               ----------       ----------

                                                  140,894          145,766
                                               ----------       ----------
Other Assets                                       41,835           37,884

                                               ----------       ----------
                                               $2,054,881       $1,875,232
                                               ==========       ==========


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993



Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES                                 November 27, 1993 February 27, 1993
                                            ----------------- -----------------
                                               (UNAUDITED)
Current Liabilities
  Short-Term Debt and
    Current Maturities of Long-Term Debt       $   30,813       $   30,694
  Accounts Payable                                238,473          174,955
  Income Taxes                                     29,050           36,177
  Sales and Other Taxes Payable                     9,848           11,012
  Accrued Expenses                                 38,068           27,685
                                               ----------       ----------

    Total Current Liabilities                     346,252          280,523
                                               ----------       ----------

Long-Term Debt, Less Current Maturities           557,670          489,220
                                               ----------       ----------

Deferred Income Taxes                              73,335           69,846
                                               ----------       ----------

Stockholders' Equity
  Common Stock                                     90,282           90,240
  Additional Paid-In Capital                       59,332           58,592
  Retained Earnings                               950,757          909,673
  Cumulative Translation Adjustments                 (808)            (923)
  Cumulative Pension Liability Adjustments         (1,153)          (1,153)
  Treasury Stock, At Cost                         (20,786)         (20,786)
                                               ----------       ----------

                                                1,077,624        1,035,643
                                               ----------       ----------

                                               $2,054,881       $1,875,232
                                               ==========       ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27,1993
Item 1.  Financial Statements:  (Continued)

                    RITE AID CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (Dollars In Thousands Except Per Share Amounts)
                                 (UNAUDITED)

                                           THIRTY-NINE         THIRTY-NINE
                                           WEEKS ENDED         WEEKS ENDED
                                     NOVEMBER 27, 1993   NOVEMBER 28, 1992
                                     -----------------   -----------------
NET SALES
  Retail Drug                            $2,981,273          $2,790,903
  Specialty Retailing                       153,151             138,077
  Medical Services                           46,283              47,955
                                         ----------          ----------
                                          3,180,707           2,976,935
                                         ----------          ----------
COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                       2,330,999           2,177,344
  Selling, General and
    Administrative Expenses                 691,304             634,094
  Interest Expense                           23,535              24,508
                                         ----------          ----------
                                          3,045,838           2,835,946
                                         ----------          ----------

Income Before Taxes                         134,869             140,989
Income Taxes                                 54,165              54,378
                                         ----------          ----------

NET INCOME                               $   80,704          $   86,611
                                         ==========          ==========

EARNINGS PER SHARE                             $.92                $.99
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE                $.45              $.4125
                                               ====              ======

AVERAGE SHARES OUTSTANDING               88,079,000          87,899,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993
Item 1.  Financial Statements:  (Continued)

                    RITE AID CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (Dollars In Thousands Except Per Share Amounts)
                                 (UNAUDITED)

                                              THIRTEEN            THIRTEEN
                                           WEEKS ENDED         WEEKS ENDED
                                     NOVEMBER 27, 1993   NOVEMBER 28, 1992
                                     -----------------   -----------------
NET SALES
  Retail Drug                            $1,008,586          $  946,489
  Specialty Retailing                        53,043              48,260
  Medical Services                           16,198              14,699
                                         ----------          ----------
                                          1,077,827           1,009,448
                                         ----------          ----------
COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                         791,402             738,883
  Selling, General and
    Administrative Expenses                 239,662             219,381
  Interest Expense                            9,206               8,247
                                         ----------          ----------
                                          1,040,270             966,511
                                         ----------          ----------

Income Before Taxes                          37,557              42,937
Income Taxes                                 14,596              16,559
                                         ----------          ----------

NET INCOME                               $   22,961          $   26,378
                                         ==========          ==========

EARNINGS PER SHARE                             $.26                $.30
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE                $.15              $.1375
                                               ====              ======

AVERAGE SHARES OUTSTANDING               88,082,000          87,952,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993
Item 1.  Financial Statements:  (Continued)

                    RITE AID CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                 (UNAUDITED)

                                           THIRTY-NINE          THIRTY-NINE
                                           WEEKS ENDED          WEEKS ENDED
                                     NOVEMBER 27, 1993    NOVEMBER 28, 1992
                                     -----------------    -----------------
Operating Activities
  Income Before Income Taxes            $  134,869          $  140,989
  Depreciation and Amortization             79,345              74,759
  Accreted Interest on Zero Coupon Notes     8,591               7,566
  Changes in Operating Assets and
    Liabilities, Net of Effects from
    Acquisitions                           (24,456)           (103,674)
  Income Taxes Paid                        (57,803)            (59,554)
                                        ----------          ----------
    Net Cash Provided by Operations        140,546              60,086
                                        ----------          ----------

Investing Activities
  Purchase of Property, Plant and
    Equipment                             (138,713)            (92,489)
  Purchase of Businesses, Net of
    Cash Acquired                           (9,885)            (31,642)
  Intangible Assets Acquired                (7,336)             (3,991)
  Other                                     (1,665)             (6,494)
                                        ----------          ----------
    Net Cash Provided (Used) by
      Investing Activities                (157,599)           (134,616)
                                        ----------          ----------

Financing Activities
  Proceeds from Sale of Long-Term Debt
    Securities                             197,690                   -
  Proceeds (Payments) of Commercial
    Paper Borrowings                      (139,000)             92,000
  Proceeds (Payments) of Other Debt         (1,022)             (4,536)
  Cash Dividends Paid                      (39,620)            (36,243)
  Proceeds from the Sale of Stock              782               3,293
                                        ----------          ----------
    Net Cash Provided (Used) by
      Financing Activities                  18,830              54,514
                                        ----------          ----------

Increase (Decrease) in Cash             $    1,777          $  (20,016)
                                        ==========          ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993
Item 1.  Financial Statements:  (Continued)

                    RITE AID CORPORATION AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

         The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has been omitted; however, such infor-mation reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The report of KPMG Peat Marwick commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

         The results of operations for the thirty-nine and thirteen weeks ended November 27, 1993 and November 28, 1992 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- EARNINGS PER SHARE

         Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods.

NOTE 3- INCOME TAXES

        The Company's estimated annual effective tax rate reflects changes legislated by the Omnibus Budget Reconciliation Act of 1993 including a change in the federal statutory rate from 34% to 35%. In addition, income taxes for the thirty-nine weeks ended November 27, 1993, include a charge of $1,754,000 as a result of applying the newly enacted tax rates to deferred tax balances as of February 27, 1993.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993

Item 1.  Financial Statements:  (Continued)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

     We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of November 27, 1993, and the related condensed consolidated statements of income for the thirteen and thirty-nine weeks ended November 27, 1993 and November 28, 1992, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 27, 1993 and November 28, 1992. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rite Aid Corporation and subsidiaries as of February 27, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended
(not presented herein); and in our report dated April 16, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 27, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                               KPMG PEAT MARWICK

Harrisburg, Pennsylvania
January 4, 1994

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Total corporate sales for the third quarter were $1,077,827,000 or 6.8% higher than the sales reported for the same thirteen-week period a year ago. Sales year to date were up 6.8% over last year to $3,180,707,000. The retail drug segment contributed over 90% of the revenue gains from the 119 drugstores added during the previous twelve months and through same-store sales increases of 2.8% and 3.1% for the thirteen and thirty-nine weeks ended November 27, 1993, respectively. The low same-store gains reflect weak sales of non-pharmacy merchandise, a recent decline in cigarette prices, and continued slowdown in prescription-drug price inflation. Rite Aid operated 2,679 drugstores as of November 27, 1993.

Cost of goods sold including occupancy costs, as a percentage of sales, was 73.4% and 73.3% for the current quarter and year-to-date periods versus 73.2% and 73.1% for the respective year-earlier periods. The growth of third party prescription sales, which usually have lower margins than the other pharmacy sales, continued to pressure gross profits. Third party prescription sales accounted for 54.4% of pharmacy revenues for the thirteen weeks and 53.7% for the thirty-nine weeks ended November 27, 1993. For the comparable periods last year, third party to pharmacy sales were 51.7% and 51.0%, respectively.

Selling, general and administrative expenses amounted to 22.2% of sales for the quarter, versus 21.7% for the similar prior year period, and 21.7% year to date compared to 21.3% a year earlier. Lower same-store sales increases of 2.8% for the current thirteen weeks against 4.7% last year, and 3.1% year to date from 5.3%, provided less leverage against operating expenses. Also, there were additional costs associated with the chainwide installation of point-of-sale cash registers and satellite equipment, as well as a higher number of drugstore openings and closings. Thus far during fiscal 1994, there were 161 store openings and 55 closings. Last fiscal year during the same period, 136 stores were opened, and 28 were closed.

Interest expense was $9,206,000 for the thirteen weeks and $23,535,000 for the thirty-nine weeks ended November 27, 1993. Last year, interest expense was $8,247,000 and $24,508,000, respectively. In August 1993, Rite Aid repaid a large portion of its outstanding commercial paper through the use of proceeds from the sale of $200,000,000, 6 7/8% senior debentures due August 15, 2013. The increased expense for the current quarter reflects the higher rate associated with this long-term financing compared to that of the short-term commercial paper repaid.

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)


The effective income tax rate increased to 38.9% for the quarter and 40.2% year to date, from 38.6% for both year-earlier periods. The estimated fiscal 1994 effective tax rate was revised to reflect changes legislated by the Omnibus Budget Reconciliation Act of 1993, including a change in the federal statutory rate from 34% to 35%. In addition, income taxes for the thirty-nine weeks ended November 27, 1993, were increased by $1,754,000 as a result of applying the newly enacted tax rates to deferred tax balances as of February 27, 1993.

Working capital was $854,596,000 at November 27, 1993, compared to $811,645,000 at February 27, 1993, and the current ratios were 3.5:1 and 3.9:1, respectively. Cash provided by operating activities continued to be adequate in supplying working capital, paying dividends, and financing much of the capital expenditures. Internally generated cash was supplemented in August 1993 through the issuance of $200,000,000, 6 7/8% senior debentures due August 15, 2013. The proceeds from this offering were used to repay a large portion of Rite Aid's outstanding short-term commercial paper.

Based on the above, management believes that the company is financially strong and has the resources to meet its obligations, continue its growth and take advantage of new opportunities as they arise. If needed, Rite Aid has the ability to enhance its liquidity through the use of $225,000,000 in debt securities that remain available in previously filed Form S-3 shelf registration statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993



                                   PART II

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

       Item 11. - Statement regarding computation of per share
                  earnings

       Item 15. - Copy of letter from independent accountants'
                  regarding unaudited interim financial information

  (b)  Reports on Form 8-K

       On October 25, 1993, a Form 8-K was filed with the Securities and Exchange Commission to report the resignation of Mr. Richard Kogan as a director of Rite Aid Corporation effective
       October 18, 1993.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITE AID CORPORATION

                                            (Registrant)





Date:  January 4, 1994                  /S/ Frank Bergonzi
       ---------------------            -----------------------
                                        Frank Bergonzi
                                        Senior Vice President,
                                        Finance