Form 10-K
period 1994-02-26
RITE AID CORP
filed 1994-05-26
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 26, 1994 (FEE
REQUIRED).

                                       or

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ---------- TO ---------- (NO FEE REQUIRED).

Commission File Number 1-5742

                              RITE AID CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     23-1614034
- - -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

30 Hunter Lane, Camp Hill, Pennsylvania                   17011
- - ---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (717) 761-2633

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
       Title of Each Class                              on Which Registered
       -------------------                             ---------------------
Common Stock, $1.00 par value                         New York Stock Exchange
6 3/4% Zero Coupon Convertible                        Pacific Stock Exchange
Subordinated Notes due July 24, 2006

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes / X /     No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   / X /

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on May 11, 1994 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was $1,564,891,000.

Registrant's Common Stock outstanding at May 11, 1994 was 85,620,688 shares, par value $1.00 per share.

Portions of the Annual Report to Stockholders for the year ended February 26, 1994 are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement prepared for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                              RITE AID CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K


                                            Caption                          Page
                                            -------                          ----
PART I
- - ------

         Item 1. Business....................................                 1
         Item 2. Properties..................................                 2
         Item 3. Legal Proceedings...........................                 3
         Item 4. Submission of Matters to a Vote
                   of Security Holders.......................                 3

Un-numbered Item. Executive Officers of the Registrant......                  3

PART II
- - -------

         Item 5. Market for the Registrant's Common Equity
                   and Related Stockholder Matters...........                 7
         Item 6. Selected Financial Data.....................                 7
         Item 7. Management's Discussion and Analysis
                   of Results of Operations and
                   Financial Condition.......................                 7
         Item 8. Financial Statements and Supplementary Data.                 7
         Item 9. Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure......................                 7

PART III
- - --------

         Item 10. Directors and Executive Officers
                    of the Registrant........................                 8
         Item 11. Executive Compensation.....................                 8
         Item 12. Security Ownership of Certain
                    Beneficial Owners and Management.........                 8
         Item 13. Certain Relationships and Related
                    Transactions.............................                 8

PART IV
- - -------

         Item 14. Exhibits, Financial Statement
                    Schedules and Reports on Form 8-K........                 9

                                     PART I
ITEM 1.  BUSINESS
         (a)     General Development of Business
                 The information set forth on the inside front cover under the caption "About the Company," and under the captions "Managed Care," "Convenience & Merchandising" and "Technology," commencing on page 6 and ending on page 11 of the Registrant's 1994 Annual Report to Stockholders ("1994 Annual Report"), filed as an exhibit to this Annual Report on Form 10-K, is incorporated herein by reference, excluding any projections and forecasts, all of which shall not be deemed a part of this Annual Report on Form 10-K.
         (b)     Financial Information About Industry Segments
                 As part of a restructuring strategy announced by the Registrant on January 7, 1994, the Registrant authorized the sale of its non-drugstore businesses, namely its auto parts retailing business, its chain of discount bookstores, its chain of retail dry cleaning stores and its plasma collection centers. Commencing in fiscal year 1994, all of such businesses have been reclassified as discontinued operations. Consequently, the Registrant's business is classified solely within the retail drug industry segment.
         (c)     Narrative Description of Business
                 The information set forth under the captions "Managed Care," "Convenience & Merchandising," "Technology" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" commencing on page 6 and ending on page 14 of the 1994 Annual Report, is incorporated herein by reference, excluding any projections and forecasts, all of which shall not be deemed a part of this Annual Report on Form 10-K. The Registrant employs approximately 27,360 persons.
         (d)     Financial Information About Foreign and Domestic and Export
Sales
                 Not Applicable.
ITEM 2.  PROPERTIES
         The Registrant's general offices and corporate headquarters are located in a 205,000 square foot building in Camp Hill, Pennsylvania owned by the Registrant. The Registrant's principal retail store distribution center encompasses 350,000 square feet in Shiremanstown, Pennsylvania. In addition to the principal store distribution center, the Registrant operates four other distribution centers: the Registrant's Rome, New York retail store distribution center, which has 291,000 square feet; the Registrant's Nitro, West Virginia distribution center, which has 280,000 square feet; the Registrant's Melbourne, Florida distribution center, which has 228,000 square feet; and the Registrant's Winnsboro, South Carolina distribution center which has 265,000 square feet. The Registrant owns each of the foregoing distribution centers, with the South Carolina, West Virginia and New York distribution centers subject to liens arising under industrial development authority financing. The Registrant has the capacity to supply 3,000 stores.

         The Registrant leases most of its retail store facilities, including its drug stores, under noncancelable operating leases, many of which expire within ten years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of the Registrant's leases contain renewal options, some of which involve rent increases. At February 26, 1994, the Registrant had 2,690 retail drug stores.
ITEM 3.  LEGAL PROCEEDINGS
         Not Applicable.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable.
                      EXECUTIVE OFFICERS OF THE REGISTRANT
         Pursuant to General Instruction G(3) of Annual Report on Form 10-K, the following is included as an un-numbered Item in Part I of this Annual Report in lieu of being included in the Proxy Statement for the 1994 Annual Meeting of Stockholders to be held on July 7, 1994.
         The following is a list of names and ages of all of the executive officers of the Registrant, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been appointed to serve until the next annual election of officers (which shall occur on July 7,

1994) and until their successors are appointed, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the Registrant.

                                                                                     First
                                              Offices and                           Elected
     Name                 Age                Positions Held                        an Officer
     ----                 ---                --------------                        ----------
Alex Grass                66               Chairman of the Board,                    1962
                                           Chief Executive Officer
                                           and Director

Martin L. Grass           40               President, Chief Operating                1980
                                           Officer and Director

Franklin C. Brown         66               Executive Vice President                  1969
                                           and Director

Timothy J. Noonan         52               Executive Vice President                  1973

Alex Schamroth            55               Executive Vice President                  1980

Charles Slane             46               Vice President and Secretary              1980

Thomas R. Coogan          38               Vice President and Treasurer              1993

Frank M. Bergonzi         48               Senior Vice President                     1977

Kevin J. Mann             41               Senior Vice President                     1988

Philip D. Markovitz       53               Senior Vice President                     1974

Ronald A. Miller          54               Senior Vice President                     1981

Robert R. Souder          54               Senior Vice President                     1972

Joel F. Feldman           40               Senior Vice President                     1991

Dennis J. Bowman          40               Senior Vice President                     1993

Gerald P. Cardinale       43               Vice President                            1983

Mark E. Fogg              61               Vice President                            1992

Allan Goldman             40               Vice President                            1993

Charles R. Kibler         47               Vice President                            1987

W. Michael Knievel        46               Vice President                            1988

James E. Krahulec         48               Vice President                            1980

James O. Lott             55               Vice President                            1988

Raymond B. McKeeby        50               Vice President                            1993

Suzanne Mead              42               Vice President                            1990

Gregg W. Montgomery       44               Vice President                            1991

Michael F. Morris         44               Vice President                            1984

Joseph S. Speaker         35               Vice President                            1993

         Alex Grass is the father of Martin Grass.
         Each of the executive officers listed above has served the Registrant or its subsidiaries in various executive capacities for the past five years, except for the following individuals:
         Mr.Bowman has held his present position with Registrant for one year. Prior thereto he was a Senior Information Technology Consultant with McKinsey & Company from 1984 to 1993.
         Mr. Feldman has been Vice President of Managed Care Services since 1991. From September 1989 until his appointment as Vice President, he held the positions of Assistant Vice President of Third Party Sales and Director of Third Party. During 1988 and until September 1989, he held the position of Director of Governmental Affairs for the National Association of Chain Drugstores, located in Alexandria, Virginia. Prior thereto he served as counsel for Davis, Wright and Jones, a law firm in Washington, D.C.

         Mr. Coogan was appointed Vice President and Treasurer in April 1993. Mr. Coogan joined Rite Aid as a Business Analyst in January 1989, and achieved the position of Director of Planning and Budgeting in September 1990, and Assistant Treasurer in December 1992. Prior to his employment with Rite Aid, Mr. Coogan was a strategic planning analyst for Armtek Corporation.
         Mr. Speaker has been Vice President and Retail Controller since April 1993. From February 1991 until his appointment as Vice President, he had the positions of Assistant Vice President and Retail Controller. Mr. Speaker attained the status of Retail Controller in June 1989. Prior thereto, Mr. Speaker served as Controller for Specialty Retailing.

                                    PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
         The information set forth under the caption "Common Stock and Dividends," which appears on page 14 of the Registrant's 1994 Annual Report, is incorporated herein by reference.
ITEM 6.  SELECTED FINANCIAL DATA
         The information set forth under the caption "Ten Year Financial Review," which appears on pages 28 and 29 of the Registrant's 1994 Annual Report, is incorporated herein by reference.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," which appears on pages 12 through 14 of the Registrant's 1994 Annual Report, is incorporated herein by reference.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The consolidated financial statement information which appears on pages 15 through 27 of the Registrant's 1994 Annual Report is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         For information with respect to the executive officers of the Registrant, reference is made to "Executive Officers of the Registrant," set forth as an unnumbered item in Part I of this Annual Report. The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders to be held July 7, 1994 is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION
         The information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders to be held July 7, 1994 is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders to be held July 7, 1994 is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information set forth under the caption "Related Party Transactions" in the Registrant's Proxy Statement for the 1994

Annual Meeting of Stockholders to be held July 7, 1994 is incorporated herein by reference.
                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (a)     List of Documents Filed as Part of this Report
                 (1)      Financial Statements
                          The following consolidated financial statements of
the Registrant and its subsidiaries, required to be included in Part II, Item 8 of this Annual Report on Form 10-K, are included in the 1994 Annual Report and are incorporated herein by reference:

                          Independent Auditors' Report

                          Consolidated Balance Sheet - February 26, 1994 and February 27, 1993

                          Consolidated Statement of Income - Each of the years in the three year period ended February 26, 1994

                          Consolidated Statement of Stockholders' Equity - Each of the years in the three year period ended February 26, 1994

                          Consolidated Statement of Cash Flows - Each of the years in the three year period ended February 26, 1994

                          Notes to Consolidated Financial Statements

                 (2)      Financial Statement Schedules
                          The following additional information for the years
1994, 1993 and 1992 is included in Part IV of this Report:

                                                                                               Page No.
                                                                                               -------
                          Schedules - Rite Aid Corporation
                          and Subsidiaries

                            Schedule V - Property, Plant and
                            Equipment                                                             14

                            Schedule VI - Accumulated Depreciation
                            and Amortization of Property, Plant
                            and Equipment                                                         15

                            Schedule VIII - Valuation and Qualifying
                            Accounts                                                              16

                            Schedule IX - Short-term Borrowings                                   17

                            Independent Auditors' Report                                          18

                          All other schedules are omitted because they are not
required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.
                          Financial statements of 50% or less owned companies
have been omitted since they do not constitute significant subsidiaries.
                 (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


Exhibit                                                                         Incorporation
Numbers                           Description                                  by Reference to
- - -------                           -----------                                  ---------------
 (2)                Not Applicable

 (3)(i)             Articles of Incorporation together with                  Exhibit (3) to Form 8
                    amendments to Articles of Incorporation                  filed July 2, 1984
                    filed August 21, 1969; July 15, 1971; July
                    20, 1976; July 8, 1981; and July 27, 1983

                    Amendment to Articles of Incorporation                   Exhibit (3) to Form 10-K
                    filed July 18, 1986                                      filed May 26, 1987

                    Amendment to Articles of Incorporation                   Exhibit (3) to Form 10-K
                    filed July 14, 1987                                      filed May 27, 1988

   (ii)             By-laws                                                  Exhibit (3a) to Form S-1
                                                                             Registration Statement
                                                                             filed April 26, 1968

                    Amendments to By-laws approved                           Exhibit (3) to Form 10-K
                    April 6, 1983                                            filed May 29, 1983

 (4)                The rights of security holders of                                 -----
                    Registrant are defined by a) the Laws
                    of the State of Delaware, b) the
                    Certificate of Incorporation of
                    Registrant and c) the By-laws of
                    Registrant.  The Certificate of
                    Incorporation and By-laws of
                    Registrant are hereby incorporated by
                    reference in accordance with Exhibit
                    (3) above.

                    Preferred Stock Purchase Rights                          Exhibits 1 and 2 to Form
                                                                             8-A filed April 12, 1989

 (9)                Not Applicable                                                     -----

(10)(i)             Not Applicable                                                     -----
   (ii)

  (iii)             1979 Employee Stock Option Plan, as                      Exhibit A to Proxy
                    Amended                                                  Statement dated May 21,
                                                                             1982

                    Salary Continuation Agreement with                       Exhibit (10)(iii) to Form
                    Key Officers                                             10-K filed May 29, 1983

                    1983 Employee Stock Option Plan                          Exhibit B to Proxy
                                                                             Statement dated May 25,
                                                                             1983

                    1990 Omnibus Stock Incentive Plan                        Exhibit A to Proxy
                                                                             Statement dated May 25,
                                                                             1990

(11)                Statement regarding computation of per                   Included herein
                    share earnings

(12)                Not Applicable                                                     -----

(13)                1994 Annual Report to Stockholders                       Included herein

(16)                Not Applicable                                                     -----

(18)                Not Applicable                                                     -----

(21)                Registrant's Subsidiaries                                Included herein

(22)                Not Applicable                                                     -----

(23)                Consent of Independent Certified Public                  Included herein
                    Accountants

(24)                Not Applicable                                                     -----

(27)                Not Applicable                                                     -----

(28)                Not Applicable                                                     -----

         (b)     Report on Form 8-K
                 On February 16, 1994, a Form 8-K was filed with the Securities and Exchange Commission to disclose a stock repurchase program approved by Rite Aid Corporation's Board of Directors. The stock repurchase program authorized the Registrant to acquire up to 5 million shares of its common stock in the open market or in privately negotiated transactions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 24, 1994              RITE AID CORPORATION
                                   (Registrant)


                                  By: /s/Alex Grass
                                      -------------------------------
                                      Alex Grass, Chairman of
                                      the Board of Directors and
                                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, which include the Principal Executive Officer, the Principal Accounting and Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:



May 24, 1994  /s/Alex Grass            May 24, 1994  /s/Martin Grass
              -------------------                    ------------------
              Alex Grass                             Martin Grass
              Chairman of the Board                  President and Chief
              of Directors and Chief                 Operating Officer
              Executive Officer                      and Director



May 24, 1994  /s/Frank Bergonzi        May 24, 1994  /s/Leonard Stern
              --------------------                   ------------------
              Frank Bergonzi                         Leonard Stern
              Senior Vice President                  Director
              and Chief Accounting
              and Financial Officer



May 24, 1994  /s/Franklin C. Brown     May 24, 1994  /s/Philip Neivert
              --------------------                   ------------------
              Franklin C. Brown                      Philip Neivert
              Executive Vice President               Director
              and Director

                     RITE AID CORPORATION AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                           (In Thousands of Dollars)

                              Balance at                            Balance at
                              beginning     Additions   Retirements  close of
      Description             of period      at cost     or sales     period
      -----------             ----------    ---------   ----------- ----------
Year Ended February 26, 1994
  Land                        $   41,730   $ 16,611     $    595    $   57,746
  Buildings                      180,051     17,330            0       197,381
  Furniture, fixtures and
    equipment                    451,735     89,152       14,400       526,487
  Autos, trucks and airplanes     33,143      4,211        7,507        29,847
  Leasehold improvements         334,464     36,142        9,944       360,662
  Construction in progress        13,190    107,948       96,000        25,138
                               ---------    -------      -------      --------

  Totals                      $1,054,313   $271,394     $128,446    $1,197,261
                              ==========   ========     ========    ==========


Year Ended February 27, 1993
  Land                        $   33,825   $  8,030     $    125    $   41,730
  Buildings                      159,600     20,565          114       180,051
  Furniture, fixtures and
    equipment                    393,447     62,246        3,958       451,735
  Autos, trucks and airplanes     32,664      4,555        4,076        33,143
  Leasehold improvements         304,863     32,953        3,352       334,464
  Construction in progress        19,330     44,035       50,175        13,190
                              ----------   --------     --------    ----------

  Totals                      $  943,729   $172,384     $ 61,800    $1,054,313
                              ==========   ========     ========    ==========


Year Ended February 29, 1992
  Land                        $   33,018   $    868     $     61    $   33,825
  Buildings                      151,133      8,609          142       159,600
  Furniture, fixtures and
    equipment                    364,555     37,201        8,309       393,447
  Autos, trucks and airplanes     30,345      3,786        1,467        32,664
  Leasehold improvements         283,057     24,476        2,670       304,863
  Construction in progress        10,112     44,958       35,740        19,330
                              ----------   --------     --------    ----------

  Totals                      $  872,220   $119,898     $ 48,389    $  943,729
                              ==========   ========     ========    ==========

                     RITE AID CORPORATION AND SUBSIDIARIES

            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                           (In Thousands of Dollars)

                                            Additions
                              Balance at    charged to              Balance at
                              beginning     costs and                close of
      Description             of period      expenses   Retirements   period
      -----------             ----------    ----------  ----------- ----------
Year Ended February 26, 1994
  Buildings                   $   55,114   $  6,770     $      0    $   61,884
  Furniture, fixtures and
    equipment                    250,925     41,803        9,146       283,582
  Autos, trucks and airplanes     20,384      3,860        3,943        20,301
  Leasehold improvements         176,498     23,879        7,577       192,800
                              ----------   --------     --------    ----------

  Totals                      $  502,921   $ 76,312     $ 20,666    $  558,567
                              ==========   ========     ========    ==========


Year Ended February 27, 1993
  Buildings                   $   48,762   $  6,660     $    308    $   55,114
  Furniture, fixtures and
    equipment                    218,470     36,746        4,291       250,925
  Autos, trucks and airplanes     19,367      4,493        3,476        20,384
  Leasehold improvements         154,402     24,099        2,003       176,498
                              ----------   --------     --------    ----------

  Totals                      $  441,001   $ 71,998     $ 10,078    $  502,921
                              ==========   ========     ========    ==========


Year Ended February 29, 1992
  Buildings                   $   41,681   $  7,112     $     31    $   48,762
  Furniture, fixtures and
    equipment                    188,461     34,367        4,358       218,470
  Autos, trucks and airplanes     15,832      4,547        1,012        19,367
  Leasehold improvements         132,299     23,345        1,242       154,402
                              ----------   --------     --------    ----------

  Totals                      $  378,273   $ 69,371     $  6,643    $  441,001
                              ==========   ========     ========    ==========

                     RITE AID CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                           (In Thousands of Dollars)


                               Balance at                            Balance
                               beginning                             at end
         Description           of period     Additions   Deductions of period
         -----------           ----------    ---------   ---------- ---------
Year ended February 26, 1994
  Reserve for restructuring
    and other charges           $     -      $149,196     $ 47,896    $101,300
                                =========    ========     ========    ========

                     RITE AID CORPORATION AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                           (In Thousands of Dollars)


                                          Maximum      Average      Weighted
                                          Amount       Amount       Average
             Balance at     Weighted    Outstanding  Outstanding  Interest Rate
                End         Average       At Any     During the    During the
Description  of Period   Interest Rate   Month-End    Period (B)    Period (C)
- - -----------  ----------  -------------  -----------  -----------  -------------
Year Ended
February 26,
1994

Commercial
Paper         $186,000(A)    3.5%       $265,000      $183,331        3.2%
              ========       ====       ========      ========        ====

Year Ended
February 27,
1993

Commercial
Paper         $272,000(A)    3.1%       $292,000      $200,170        3.5%
              ========       ====       ========      ========        ====


Year Ended
February 29,
1992

Commercial
Paper         $180,000(A)    4.1%       $387,000      $248,141        5.7%
              ========       ====       ========      ========        ====



(A) Through revolving credit agreements of $600 million at February 26, 1994 and $400 million at February 27, 1993 and February 29, 1992, Rite Aid Corporation is able to support its commercial paper borrowings on a long-term basis. Accordingly, $156 million, $242 million and $180 million of outstanding commercial paper was classified as long-term debt on the consolidated balance sheet as of February 26, 1994, February 27, 1993 and February 29, 1992, respectively.

(B) Calculated by averaging the daily outstanding balances during the fiscal year.

(C) The weighted average interest rate is the sum of the interest rate multiplied by the net proceeds for each commercial paper note issued during the fiscal year divided by the sum of the commercial paper net proceeds.

                INDEPENDENT AUDITORS' REPORT


The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania



Under date of April 15, 1994, we reported on the consolidated balance sheets of Rite Aid Corporation and subsidiaries as of February 26, 1994 and February 27, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended February 26, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related supplementary financial statement schedules as listed in item 14 (a)(2). These supplementary financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 in the fiscal year ended February 27, 1993.



Harrisburg, Pennsylvania
April 15, 1994

                                EXHIBIT INDEX


Exhibit
Number                   Description
- - -------                  -----------

(11)                     Statement regarding computation of per share earnings

(13)                     1994 Annual Report to Stockholders

(21)                     Registrant's Subsidiaries

(23)                     Consent of Independent Certified Public Accoutants