Form 10-Q
period 1994-05-28
RITE AID CORP
filed 1994-06-28
CIK 84129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 28, 1994

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
                       YES   X                         NO
                           -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
             Class of Common Stock               May 28, 1994
             ---------------------              --------------
                $1.00 par value               85,459,065 shares

                              RITE AID CORPORATION



                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet May 28, 1994
          and February 26, 1994. . . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Statement of Income Thirteen
          Weeks Ended May 28, 1994 and May 29, 1993. . . . . . . . . . 4

          Condensed Consolidated Statement of Cash Flows
          Thirteen Weeks Ended May 28, 1994 and May 29, 1993 . . . . . 5

          Notes to Condensed Consolidated Financial Statements . . . . 6

          Independent Auditors' Report . . . . . . . . . . . . . . . . 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . 8

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  10

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED MAY 28, 1994


                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


ASSETS                                         May 28, 1994   February 26, 1994
                                            ----------------  -----------------
                                               (UNAUDITED)
Current Assets
  Cash                                         $    6,455       $   17,403
  Accounts and Notes Receivable                   197,537          185,857
  Inventories                                     871,152          844,074
  Prepaid Expenses                                 21,412           19,231
  Net Current Assets of Discontinued
    Operations                                     63,093           58,860
                                               ----------       ----------
    Total Current Assets                        1,159,649        1,125,425
                                               ----------       ----------
Property, Plant and Equipment                   1,227,348        1,197,261
  Less:  Accumulated Depreciation and
         Amortization                             578,262          558,567
                                               ----------       ----------
                                                  649,086          638,694
                                               ----------       ----------
Intangible Assets
  Excess of Cost Over Underlying Equity in
    Subsidiaries                                   26,942           27,149
  Lease Acquisition Costs                          97,978           98,893
                                               ----------       ----------
                                                  124,920          126,042
                                               ----------       ----------
Other Assets                                       23,792           21,125
                                               ----------       ----------
Net Noncurrent Assets of Discontinued
  Operations                                       77,157           77,784
                                               ----------       ----------
                                               $2,034,604       $1,989,070
                                               ==========       ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED MAY 28, 1994



Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES                                    May 28, 1994   February 26, 1994
                                            ----------------  -----------------
                                               (UNAUDITED)
Current Liabilities
  Short-Term Debt and
    Current Maturities of Long-Term Debt       $   31,274       $   30,912
  Accounts Payable                                198,027          173,825
  Income Taxes                                     19,871            5,016
  Sales and Other Taxes Payable                     9,572           10,569
  Accrued Expenses                                 47,287           40,587
  Reserve for Restructuring and Other Charges      93,870          101,300
                                               ----------       ----------
    Total Current Liabilities                     399,901          362,209
                                               ----------       ----------
Long-Term Debt, Less Current Maturities           611,349          613,418
                                               ----------       ----------
Deferred Income Taxes                              58,082           58,729
                                               ----------       ----------
Stockholders' Equity
  Common Stock                                     90,288           90,288
  Additional Paid-In Capital                       59,429           59,423
  Retained Earnings                               887,261          866,134
  Cumulative Pension Liability Adjustments         (2,014)          (1,916)
  Treasury Stock, At Cost                         (69,692)         (59,215)
                                               ----------       ----------
                                                  965,272          954,714
                                               ----------       ----------
                                               $2,034,604       $1,989,070
                                               ==========       ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED MAY 28, 1994

Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                          THIRTEEN           THIRTEEN
                                        WEEKS ENDED         WEEKS ENDED
                                        May 28, 1994        May 29, 1993
                                      ----------------   -----------------
NET SALES                                $1,051,142          $  999,540

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                         769,966             731,652
  Selling, General and
    Administrative Expenses                 216,715             210,397
  Interest Expense                            8,758               6,051
                                         ----------          ----------
                                            995,439             948,100
                                         ----------          ----------
Income from Continuing Operations
  Before Taxes                               55,703              51,440
Income Taxes                                 21,723              19,804
                                         ----------          ----------
Income from Continuing Operations            33,980              31,636

Income from Discontinued Operations              -                2,522
                                         ----------          ----------
NET INCOME                               $   33,980          $   34,158
                                         ==========          ==========
EARNINGS PER SHARE
  Continuing Operations                        $.40                $.36
  Discontinued Operations                         -                 .03
                                               ----                ----
  Net Income                                   $.40                $.39
                                               ====                ====
CASH DIVIDENDS PER COMMON SHARE                $.15                $.15
                                               ====                ====
AVERAGE SHARES OUTSTANDING               85,738,000          88,072,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED MAY 28, 1994

Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                 THIRTEEN            THIRTEEN
                                                WEEKS ENDED         WEEKS ENDED
                                                May 28, 1994        May 29,1993
                                              ----------------   -----------------
Operating Activities
  Income from Continuing Operations
    Before Income Taxes                           $  55,703          $  51,440
  Depreciation and Amortization                      22,910             22,327
  Accreted Interest on Zero Coupon Notes              2,896              2,836
  Restructuring and Other Charges                    (6,570)                -
  Changes in Operating Assets and Liabilities,
    Net of Effects from Acquisitions                (11,034)            13,854
                                                  ---------          ---------
                                                     63,905             90,457
  Discontinued Operations
    Income from Operations Before Income Taxes        3,923              4,102
    Depreciation and Amortization                     2,510              2,143
    Changes in Net Operating Assets                  (8,156)            (4,599)
                                                  ---------          ---------
                                                     (1,723)             1,646

  Income Taxes Paid                                  (7,515)           (10,621)
                                                  ---------          ---------
    Net Cash Provided by Operations                  54,667             81,482
                                                  ---------          ---------
Investing Activities
  Purchase of Property, Plant and
    Equipment                                       (30,365)           (33,177)
  Intangible Assets Acquired                         (2,559)            (1,519)
  Investing Activities of Discontinued Operations    (1,883)            (2,434)
  Other                                              (2,881)            (2,463)
                                                  ---------          ---------
    Net Cash Provided (Used) by Investing
      Activities                                    (37,688)           (39,593)
                                                  ---------          ---------
Financing Activities
  Proceeds (Payments) of Short-Term and
    and Long-Term Debt                               (4,603)           (19,201)
  Cash Dividends Paid                               (12,853)           (13,207)
  Acquisition of Stock for Treasury                 (10,477)                -
  Proceeds from the Sale of Stock                         6                782
                                                  ---------          ---------
    Net Cash Provided (Used) by Financing
      Activities                                    (27,927)           (31,626)
                                                  ---------          ---------
Increase (Decrease) in Cash                       $ (10,948)         $  10,263
                                                  =========          =========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED MAY 28, 1994

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

         The results of operations for the thirteen weeks ended
         May 28, 1994 and May 29, 1993 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- EARNINGS PER SHARE

         Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods.

NOTE 3- DISCONTINUED OPERATIONS

         In the fourth quarter of fiscal year 1994, the company announced plans to concentrate corporate resources entirely on the drugstore segment and sell the non-drugstore related businesses. The businesses to be sold are ADAP auto parts stores, Encore Books stores, Concord Custom Cleaners and Sera-Tec Biologicals. The operating results for the quarter ended May 28, 1994 of these businesses were recorded to the reserve for discontinued operations which is included in net current assets of discontinued operations on the balance sheet. The statements of income and cash flows for the thirteen weeks ended May 29, 1993 have been restated to segregate the results of the discontinued operations.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED MAY 28, 1994

Item 1.  Financial Statements:  (Continued)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

     We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of May 28, 1994, and the related condensed consolidated statements of income and cash flows for the thirteen week periods ended May 28, 1994 and May 29, 1993. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rite Aid Corporation and subsidiaries as of February 26, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 15, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 26, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                           KPMG PEAT MARWICK

Harrisburg, Pennsylvania
June 24, 1994

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED MAY 28, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Net sales for the thirteen-weeks ended May 28, 1994 increased 5.2% to $1,051,142,000 from $999,540,000 last year. The sales gain reflects same-store sales increases of 4.7% for the drugstore segment. Excluded from the current period sales were revenues from the 200 underperforming drugstores designated to close in the restructuring plan. During the quarter, the company opened 13 drugstores and closed approximately 50% of the 200 underperforming units. As of May 28, 1994, the store count totaled 2,503, not including the stores remaining to be closed under the restructuring program.

Cost of goods sold including occupancy costs amounted to 73.3% of net sales compared to 73.2% a year ago. Pressure on margins continued as a greater share of pharmacy sales were paid for by third party payers. For the thirteen weeks, 57.8% of prescription sales were paid for by third party plans compared to 53% last year. Typically, third party prescription sales have lower gross profit margins than other pharmacy sales.

Selling, general and administrative expenses totaled $216,715,000 or 20.6% of sales for the period against $210,397,000 or 21.0% the previous year. Higher same-store sales increases of 4.7% versus 4.1% a year earlier enhanced the company's ability to leverage operating expenses. In addition, operating expenses for the current thirteen weeks benefitted from the absence of the 200 underperforming drugstores which historically had higher operating expense to sales percentages.

Interest expense was $8,758,000 and $6,051,000 for the quarters ended May 28, 1994 and May 29, 1993, respectively. The increase resulted from the company's desire to fix interest costs on a long-term basis at favorable rates by replacing $200,000,000 of lower rate commercial paper in August 1993 with 20-year, 6 7/8% senior debentures. The company also incurred additional debt to finance its stock buyback strategy. In February 1994, approximately 2,077,000 shares were acquired for $38,429,000 in a cash self-tender offer. Later that month, the Board of Directors authorized a 5,000,000 share stock repurchase program. As of May 28, 1994, 552,000 shares were purchased as part of this program at a cost of $10,477,000. Another factor contributing to the higher interest expense was a rise in the weighted average rate on the company's commercial paper from 3.1% for the first quarter of fiscal 1994 to 3.8% for the current thirteen-week period.

The effective income tax rate for the thirteen weeks ended May 28, 1994 was 39% compared to 38.5% for the like period a year ago. The increased effective rate reflects the higher federal income tax rate legislated in August 1993 by the Omnibus Budget Reconciliation Act of 1993.

Income from continuing operations for the current period amounted to $ 33,980,000, versus $31,636,000 for last year's first quarter. Included in the prior year earnings were net operating losses of $2,637,000 attributable to the 200 underperforming drugstores. For the quarter ended May 28, 1994, pre-tax charges totaling $7,430,000 associated with the 200 drugstores were recorded to the reserve for restructuring and other charges.

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED MAY 28, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

During the fourth quarter of fiscal 1994, the company announced plans to concentrate corporate resources entirely on the drugstore segment and sell its non-drugstore related businesses. Historical financial statements have been restated to segregate the results of these discontinued operations. Net income for the quarter ended May 29, 1993, was $34,158,000 and included $2,522,000 of income from discontinued operations.

Working capital was $759,748,000 at May 28, 1994, compared to $763,216,000 at February 26, 1994, and the current ratios were 2.9:1 and 3.1:1, respectively. Cash provided by operations continues to be adequate to supply working capital, provide cash for dividend payments and substantially contribute to investing activities. Additional cash requirements are anticipated for fiscal year 1995 that relate to the 200 drugstore closings, stock buyback program and 67-unit LaVerdiere's drugstore acquisition expected to be consummated in the second quarter of fiscal 1995. These additional cash needs will be provided by the net proceeds received from liquidation of the closing stores' inventories, sale of the non-drugstore businesses and external sources. The company has $600,000,000 in revolving credit commitments in contemplation of these and other future cash needs. There also remains $225,000,000 of registered debt securities available on a Form S-3 shelf registration statement filed in July 1993.

The company remains financially strong and the restructuring plan will allow the company to focus entirely on the retail drug business, positioning itself for future growth.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED MAY 28, 1994



                                    PART II

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

       Item 11. - Statement regarding computation of per share
                  earnings

       Item 15. - Copy of letter from independent accountants'
                  regarding unaudited interim financial information

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the thirteen weeks ended May 28, 1994.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITE AID CORPORATION

                                            (Registrant)





Date:  June 24, 1994                    /s/ Frank Bergonzi
       ------------------------         -----------------------
                                        Frank Bergonzi
                                        Senior Vice President,
                                        Finance