Form 10-Q
period 1994-08-27
RITE AID CORP
filed 1994-09-29
CIK 84129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 27, 1994

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

                    YES   X                         NO
                        -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
             Class of Common Stock             August 27, 1994
             ---------------------            -----------------
                $1.00 par value               84,291,367 shares

                              RITE AID CORPORATION



                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet August 27, 1994
          and February 26, 1994  . . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Statement of Income Twenty-Six
          Weeks Ended August 27, 1994 and August 28, 1993  . . . . . . 4

          Condensed Consolidated Statement of Income Thirteen
          Weeks Ended August 27, 1994 and August 28, 1993  . . . . . . 5

          Condensed Consolidated Statement of Cash Flows
          Twenty-Six Weeks Ended August 27, 1994 and
          August 28, 1993  . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements . . . . 7

          Independent Auditors' Report . . . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . 9

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders . . . . 11

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 11

- - -------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------


                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


ASSETS                                       AUGUST 27, 1994  February 26, 1994
- - ------                                       ---------------  -----------------
                                               (UNAUDITED)
Current Assets
  Cash                                         $    9,920       $   17,403
  Accounts and Notes Receivable                   199,731          185,857
  Inventories                                     890,158          844,074
  Prepaid Expenses and Other Current Assets        20,735           19,231
  Net Current Assets of Discontinued
    Operations                                     48,064           58,860
                                                ---------       ----------

    Total Current Assets                        1,168,608        1,125,425
                                                ---------       ----------

Property, Plant and Equipment                   1,249,697        1,197,261
  Less:  Accumulated Depreciation and
         Amortization                             586,096          558,567
                                                ---------       ----------

                                                  663,601          638,694
                                                ---------       ----------
Intangible Assets
  Excess of Cost Over Underlying Equity in
    Subsidiaries                                   26,498           27,149
  Lease Acquisition Costs                          93,406           98,893
                                                ---------       ----------

                                                  119,904          126,042
                                                ---------       ----------

Other Assets                                       21,921           21,125
                                                ---------       ----------

Net Noncurrent Assets of Discontinued
  Operations                                       84,416           77,784
                                                ---------       ----------

                                               $2,058,450       $1,989,070
                                               ==========       ==========


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

- - -------------------------------------------------------------------------------
                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------


Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES                                  AUGUST 27, 1994  February 26, 1994
- - -----------                                  ---------------  -----------------
                                               (UNAUDITED)
Current Liabilities
  Short-Term Debt and
    Current Maturities of Long-Term Debt       $   31,423       $   30,912
  Accounts Payable                                202,565          173,825
  Income Taxes                                      4,082            5,016
  Sales and Other Taxes Payable                     9,936           10,569
  Accrued Expenses                                 46,937           40,587
  Reserve for Restructuring and Other Charges      68,710          101,300
                                               ----------       ----------

    Total Current Liabilities                     363,653          362,209
                                               ----------       ----------

Long-Term Debt, Less Current Maturities           676,193          613,418
                                               ----------       ----------

Deferred Income Taxes                              61,707           58,729
                                               ----------       ----------

Stockholders' Equity
  Common Stock                                     90,290           90,288
  Additional Paid-In Capital                       59,970           59,423
  Retained Earnings                               901,489          866,134
  Cumulative Pension Liability Adjustments         (2,014)          (1,916)
  Treasury Stock, At Cost                         (92,838)         (59,215)
                                               ----------       ----------

                                                  956,897          954,714
                                               ----------       ----------

                                               $2,058,450       $1,989,070
                                               ==========       ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

- - -------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------
Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                        TWENTY-SIX          TWENTY-SIX
                                        WEEKS ENDED         WEEKS ENDED
                                      AUGUST 27, 1994     AUGUST 28, 1993
                                     -----------------   -----------------
NET SALES                                $2,086,274          $1,972,687

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                       1,529,582           1,444,659
  Selling, General and
    Administrative Expenses                 438,044             426,142
  Interest Expense                           18,478              12,209
                                         ----------          ----------
                                          1,986,104           1,883,010
                                         ----------          ----------

Income from Continuing Operations
  Before Taxes                              100,170              89,677
Income Taxes                                 39,066              36,464
                                         ----------          ----------
Income from Continuing Operations            61,104              53,213

Income from Discontinued Operations              -                4,530
                                         ----------          ----------

NET INCOME                               $   61,104          $   57,743
                                         ==========          ==========

EARNINGS PER SHARE
  Continuing Operations                        $.72                $.61
  Discontinued Operations                         -                 .05
                                               ----                ----
  Net Income                                   $.72                $.66
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE                $.30                $.30
                                               ====                ====

AVERAGE SHARES OUTSTANDING               85,320,000          88,078,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

- - -------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------
Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                         THIRTEEN            THIRTEEN
                                        WEEKS ENDED         WEEKS ENDED
                                      AUGUST 27, 1994     AUGUST 28, 1993
                                     -----------------   -----------------
NET SALES                                $1,035,132          $  973,147

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                         759,616             713,007
  Selling, General and
    Administrative Expenses                 221,329             215,745
  Interest Expense                            9,720               6,158
                                         ----------          ----------
                                            990,665             934,910
                                         ----------          ----------

Income from Continuing Operations
  Before Taxes                               44,467              38,237
Income Taxes                                 17,343              16,660
                                         ----------          ----------

Income from Continuing Operations            27,124              21,577

Income from Discontinued Operations              -                2,008
                                         ----------          ----------

NET INCOME                               $   27,124          $   23,585
                                         ==========          ==========
EARNINGS PER SHARE
  Continuing Operations                        $.32                $.25
  Discontinued Operations                         -                 .02
                                               ----                ----
  Net Income                                   $.32                $.27
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE                $.15                $.15
                                               ====                ====

AVERAGE SHARES OUTSTANDING               84,901,000          88,082,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

- - -------------------------------------------------------------------------------
                         RITE AID CORPORATION
                         FORM 10-Q
                         FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------
Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                TWENTY-SIX          TWENTY-SIX
                                                WEEKS ENDED         WEEKS ENDED
                                              AUGUST 27, 1994     AUGUST 28, 1993
                                             -----------------   -----------------
Operating Activities
  Income from Continuing Operations
    Before Income Taxes                           $ 100,170          $  89,677
  Depreciation and Amortization                      46,437             45,171
  Accreted Interest on Zero Coupon Notes              5,867              5,695
  Restructuring and Other Charges                   (17,921)                -
  Changes in Operating Assets and Liabilities,
    Net of Effects from Acquisitions                (27,335)            11,992
                                                  ---------          ---------
                                                    107,218            152,535

  Discontinued Operations
    Income from Operations Before Income Taxes        8,301              7,635
    Depreciation and Amortization                     4,775              4,342
    Changes in Net Operating Assets                  (6,196)            (4,812)
                                                  ---------          ---------
                                                      6,880              7,165

  Income Taxes Paid                                 (42,831)           (42,211)
                                                  ---------          ---------
    Net Cash Provided by Operations                  71,267            117,489
                                                  ---------          ---------

Investing Activities
  Purchase of Property, Plant and Equipment         (73,230)           (73,613)
  Purchase of Businesses, Net of Cash Acquired           -              (9,885)
  Intangible Assets Acquired                         (6,125)            (4,172)
  Investing Activities of Discontinued Operations   (11,407)            (6,111)
  Deposits Received from Sale of Discontinued
    Operations                                       14,500                 -
  Other                                              (1,084)              (295)
                                                  ---------          ---------
    Net Cash Provided (Used) by Investing
      Activities                                    (77,346)           (94,076)
                                                  ---------          ---------
Financing Activities
  Proceeds from Sale of Long-Term Debt Securities        -             197,690
  Proceeds (Payments) of Short-Term and
    and Other Long-Term Debt                         57,419           (103,933)
  Cash Dividends Paid                               (25,749)           (26,414)
  Acquisition of Stock for Treasury                 (33,623)                -
  Proceeds from the Sale of Stock                       549                782
                                                  ---------          ---------
    Net Cash Provided (Used) by Financing
      Activities                                     (1,404)            68,125
                                                  ---------          ---------

Increase (Decrease) in Cash                       $  (7,483)         $  91,538
                                                  =========          =========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

- - -------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------
Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

         The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has been omitted; however, such infor-mation reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The report of KPMG Peat Marwick LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

         The results of operations for the twenty-six and thirteen weeks ended August 27, 1994 and August 28, 1993 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- EARNINGS PER SHARE

         Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods.

NOTE 3- DISCONTINUED OPERATIONS

         In the fourth quarter of fiscal year 1994, the company announced plans to concentrate corporate resources entirely on the drugstore segment and sell the non-drugstore related businesses. The businesses to be sold are ADAP auto parts stores, Encore Books stores, Concord Custom Cleaners and Sera-Tec Biologicals. The operating results of these businesses for the twenty-six weeks ended August 27, 1994 were recorded to the reserve for discontinued opera-tions which is included in net current assets of discontinuned operations on the balance sheet. The statements of income and cash flows for the prior fiscal year have been restated to segregate the results of the discontinued operations.

         The company entered into definitive contracts for the sale of ADAP and Sera-Tec Biologicals. Both transactions are expected to be completed in the third quarter and will result in estimated after-tax proceeds totaling $130 million.

- - -------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------
Item 1.  Financial Statements:  (Continued)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

     We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of August 27, 1994, and the related condensed consolidated statements of income for the thirteen and twenty-six weeks ended August 27, 1994 and August 28, 1993, and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 27, 1994 and August 28, 1993. These financial statements are the responsibility of the Company's management.

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


                                      KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
September 28, 1994

- - -------------------------------------------------------------------------------
                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Net sales for the thirteen and twenty-six weeks ended August 27, 1994 were $1,035,132,000 and $2,086,274,000, respectively, representing increases of 6.4% and 5.8% over their year-earlier periods. Same-store sales increased 6.8% for the quarter and 5.8% year to date. Not included in the net sales amounts for the current periods were revenues from the 200 underperforming stores closed under the restructuring plan. As of August 27, 1994, the company operated 2,520 drugstores, 30 of which were opened during fiscal year 1995.

Cost of goods sold including occupancy costs amounted to 73.4% of net sales for the second quarter compared to 73.3% for the same period last year. Pressure on margins continued as a greater share of pharmacy sales were paid for by third party payers. For the current thirteen-week period, 58.4% of prescription sales were paid for by third party plans versus 53.5% a year ago. Year to date, the percentage of pharmacy sales reimbursed by third parties was 58.1% for fiscal 1995, up from 53.3% in the prior year. Typically, third party prescription sales have lower gross profit margins than other pharmacy sales.

Selling, general and administrative expenses were 21.4% of sales for the thirteen weeks and 21.0% for the twenty-six weeks ended August 27, 1994. Last year, the operating expense to sales ratios were 22.2% for the quarter and 21.6% year to date. The higher same-store sales increases of 6.8% for the current quarter compared to 2.5% a year earlier and 5.8% for the twenty-six weeks from 3.2%, enhanced the company's ability to leverage operating expenses. In addition, fiscal year 1995 benefitted from the closing of the 200 underperforming drugstores since they historically had higher operating expense to sales percentages.

Interest expense was $9,720,000 and $6,158,000 for the quarters ended August 27, 1994 and August 28, 1993, respectively. For the twenty-six week periods, interest expense totaled $18,478,000 this fiscal year and $12,209,000 in fiscal 1994. The increase resulted from the company's desire to fix interest costs on a long-term basis at favorable rates by replacing $200,000,000 of lower rate commercial paper in August 1993 with 20-year, 6 7/8% senior debentures. The company also incurred additional debt to finance its stock buyback strategy. In February 1994, approximately 2,077,000 shares were acquired for $38,429,000 in a cash self-tender offer. Later that month, the Board of Directors authorized a 5,000,000 share stock repurchase program.
As of August 27, 1994, 1,722,000 shares were purchased as part of this program at a cost of $33,623,000. Another factor contributing to the higher interest expense was a rise in the weighted average rate on the company's commercial paper from 3.1% for both the second quarter and year-to-date periods of fiscal 1994 to 4.5% and 4.2% for the current thirteen-week and twenty-six week periods, respectively.

The current effective income tax rate was 39.0% versus 43.6% for the quarter and 40.7% for the year-to-date periods a year earlier. In August 1993, the federal statutory rate was increased from 34% to 35% by the Omnibus Budget Reconciliation Act of 1993. Consequently, additional income taxes of $1,657,000 were recorded in last year's second quarter as a result of applying the newly enacted tax rate to the deferred tax balance as of February 27, 1993.

- - -------------------------------------------------------------------------------
                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

Income from continuing operations amounted to $ 27,124,000 and $61,104,000 for the thirteen and twenty-six weeks ended August 27, 1994, respectively, compared to $21,577,000 and $53,213,000 for the same periods a year ago. Included in the prior year earnings were net operating losses of $3,536,000 for the quarter and $6,173,000 year to date attributable to the 200 underperforming drugstores. For the thirteen and twenty-six week periods, pre-tax charges of $7,774,000 and $15,204,000 associated with the 200 drugstores were recorded to the reserve for restructuring and other charges.

During the fourth quarter of fiscal 1994, the company announced plans to concentrate corporate resources entirely on the drugstore segment and sell its non-drugstore related businesses. Historical financial statements have been restated to segregate the results of these discontinued operations. Net income for the quarter ended August 28, 1993 was $23,585,000 and included $2,008,000 of income from discontinued operations. For the six-month period last year, net income was $57,743,000 and included $4,530,000 from discontinued operations.

Rite Aid entered into definitive contracts for the sale of ADAP, Inc. and Sera-Tec Biologicals. The stock of ADAP, a chain of 96 auto parts stores, is being sold in a cash transaction for $75,000,000. Sera-Tec Biologicals, which provides plasma for use in therapeutic and diagnostic products, is being sold in a cash transaction for $70,000,000. Both transactions are expected to be completed in the third quarter. Proceeds, estimated to be $130,000,000 after income taxes and expenses, will be used to reduce corporate debt, fund the current share repurchase program and for general capital needs.

Working capital was $804,955,000 at August 27, 1994, compared to $763,216,000 at February 26, 1994, and the current ratios were 3.2:1 and 3.1:1, respectively. Cash provided by operations continues to be adequate to supply working capital, provide cash for dividend payments and substantially contribute to investing activities. Additional cash requirements are anticipated for the second half of the fiscal year 1995 that relate to the 200 drugstore closings, stock buyback program and 72-unit LaVerdiere's drugstore acquisition consummated in September 1994. These additional cash needs will be provided by the net proceeds received from the sale of the non-drugstore businesses and external sources.
The company has $600,000,000 in revolving credit commitments in contemplation of these and other future cash needs. There also remains $225,000,000 of registered debt securities available on a Form S-3 shelf registration statement filed in July 1993.

The company remains financially strong and the restructuring plan will allow the company to focus entirely on the retail drug business, positioning itself for future growth.

- - -------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------

                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders:

  (a) On July 7, 1994, Rite Aid Corporation held its annual meeting of stockholders.

  (b) The following directors were elected as members of the Board by Proxy at the meeting:

             Franklin Brown                    Preston Robert Tisch
             Martin Grass

        The following directors' terms of office continued after the meeting:

             Alex Grass                         Leonard Stern
             Philip Neivert                     Henry Taub
             Gerald Tsai, Jr.

  (c) Approval was given to amend the company's 1990 Omnibus Stock Incentive Plan to increase the aggregate maximum number of shares for which awards may be granted under the Omnibus Plan from 3,000,000 (which number reflects an adjustment for a two-for-one stock split after the Omnibus Plan was adopted) to 6,000,000. The Omnibus Plan was also amended to limit the maximum number of shares for which options or appreciation rights may be granted under the Plan to any employee during any calendar year to 300,000.

  (d) Approval was given to adopt the company's 1994 performance-based bonus plan.

  (e) A stockholder proposal was introduced at the meeting requesting the Board of Directors to redeem the preferred stock purchase rights issued in 1989 unless issuance is approved by the stockholders. A majority of the votes received regarding this proposal voted affirmatively. However, those affirmative votes were less than a majority of the outstanding shares.

  (f) No other matters were submitted to a vote of security holders at the annual stockholders' meeting.

Item 6.  Exhibits and Reports on Form 8-K:


  (a)  Exhibits
       --------

       Item 11.  -Statements regarding computation of per share
                  earnings

       Item 15.  -Copy of letter from independent accountants'
                  regarding unaudited interim financial information

       Item 27.  -Financial Data Schedule

- - -------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED AUGUST 27, 1994
- - -------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on From 8-K:  (Continued)

  (b)  Reports on Form 8-K
       -------------------

       A Form 8-K dated August 3, 1994 was filed with Securities and Exchange Commission announcing the sale of two of the company's discontinued Operations, ADAP, Inc. and Sera-Tec Biologicals.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITE AID CORPORATION

                                            (Registrant)





Date:  September 28, 1994               /s/ Frank Bergonzi
       --------------------------       -------------------------------
                                        Frank Bergonzi
                                        Senior Vice President,
                                        Finance

                                EXHIBIT INDEX


Exhibit               Description
- - -------               -----------

  11                  Statements regarding computation of per share earnings

  15 Copy of letter from independent accountants' regarding unaudited interim financial information

  27                  Financial Data Schedule