Form 10-Q
period 1994-11-26
RITE AID CORP
filed 1994-12-22
CIK 84129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 1994

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

                       YES   X                         NO
                           -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
             Class of Common Stock             November 26, 1994
             ---------------------            -------------------
                $1.00 par value                84,291,367 shares

                              RITE AID CORPORATION



                                    INDEX



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet November 26, 1994
          and February 26, 1994  . . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Statement of Income Thirty-Nine
          Weeks Ended November 26, 1994 and November 27, 1993  . . . . 4

          Condensed Consolidated Statement of Income Thirteen
          Weeks Ended November 26, 1994 and November 27, 1993  . . . . 5

          Condensed Consolidated Statement of Cash Flows
          Thirty-Nine Weeks Ended November 26, 1994 and
          November 27, 1993  . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements . . . . 7

          Independent Auditors' Report . . . . . . . . . . . . . . . . 9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . .10

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 13

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


ASSETS                                       NOVEMBER 26, 1994  FEBRUARY 26, 1994
- - ------                                       -----------------  -----------------
                                                 (UNAUDITED)
Current Assets
  Cash                                           $   15,140       $   17,403
  Accounts and Notes Receivable                     191,756          185,857
  Inventories                                       972,772          844,074
  Prepaid Expenses and Other Current Assets          19,722           19,231
  Net Current Assets of Discontinued
    Operations                                       15,436           58,860
                                                 ----------       ----------

    Total Current Assets                          1,214,826        1,125,425
                                                 ----------       ----------

Property, Plant and Equipment                     1,301,759        1,197,261
  Less:  Accumulated Depreciation and
         Amortization                               605,302          558,567
                                                 ----------       ----------

                                                    696,457          638,694
                                                 ----------       ----------
Intangible Assets
  Excess of Cost Over Underlying Equity in
    Subsidiaries                                     26,574           27,149
  Lease Acquisition Costs                           107,971           98,893
                                                 ----------       ----------

                                                    134,545          126,042
                                                 ----------       ----------

Other Assets                                         19,025           21,125
                                                 ----------       ----------

Net Noncurrent Assets of Discontinued
  Operations                                         58,493           77,784
                                                 ----------       ----------
                                                 $2,123,346       $1,989,070
                                                 ==========       ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994



Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES                                 NOVEMBER 26, 1994 FEBRUARY 26, 1994
- - -----------                                 ----------------- -----------------
                                               (UNAUDITED)
Current Liabilities
  Short-Term Debt and
    Current Maturities of Long-Term Debt       $   31,708       $   30,912
  Accounts Payable                                244,762          173,825
  Income Taxes                                     16,665            5,016
  Sales and Other Taxes Payable                     9,058           10,569
  Accrued Expenses                                 54,831           40,587
  Reserve for Restructuring and Other Charges      61,892          101,300
                                               ----------       ----------

    Total Current Liabilities                     418,916          362,209
                                               ----------       ----------

Long-Term Debt, Less Current Maturities           663,598          613,418
                                               ----------       ----------

Deferred Income Taxes                              68,957           58,729
                                               ----------       ----------

Stockholders' Equity
  Common Stock                                     90,290           90,288
  Additional Paid-In Capital                       60,425           59,423
  Retained Earnings                               916,169          866,134
  Cumulative Pension Liability Adjustments         (2,014)          (1,916)
  Treasury Stock, At Cost                         (92,995)         (59,215)
                                               ----------       ----------

                                                  971,875          954,714
                                               ----------       ----------

                                               $2,123,346       $1,989,070
                                               ==========       ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994

Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                        THIRTY-NINE         THIRTY-NINE
                                        WEEKS ENDED         WEEKS ENDED
                                     NOVEMBER 26, 1994   NOVEMBER 27, 1993
                                     -----------------   -----------------
NET SALES                                $3,180,085          $2,981,273

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                       2,334,994           2,185,580
  Selling, General and
    Administrative Expenses                 671,823             651,977
  Interest Expense                           28,956              20,252
                                         ----------          ----------
                                          3,035,773           2,857,809
                                         ----------          ----------

Income from Continuing Operations
  Before Taxes                              144,312             123,464
Income Taxes                                 56,280              49,584
                                         ----------          ----------

Income from Continuing Operations            88,032              73,880

Income from Discontinued Operations              -                6,824
                                         ----------          ----------

NET INCOME                               $   88,032          $   80,704
                                         ==========          ==========

EARNINGS PER SHARE
  Continuing Operations                       $1.04                $.84
  Discontinued Operations                         -                 .08
                                              -----                ----
  Net Income                                  $1.04                $.92
                                              =====                ====

CASH DIVIDENDS PER COMMON SHARE               $ .45                $.45
                                              =====                ====

AVERAGE SHARES OUTSTANDING               84,977,000          88,079,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994

Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                         THIRTEEN            THIRTEEN
                                        WEEKS ENDED         WEEKS ENDED
                                     NOVEMBER 26, 1994   NOVEMBER 27, 1993
                                     -----------------   -----------------
NET SALES                                $1,093,811          $1,008,586

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                         805,412             740,921
  Selling, General and
    Administrative Expenses                 233,779             225,835
  Interest Expense                           10,478               8,043
                                         ----------          ----------
                                          1,049,669             974,799
                                         ----------          ----------

Income from Continuing Operations
  Before Taxes                               44,142              33,787
Income Taxes                                 17,214              13,120
                                         ----------          ----------

Income from Continuing Operations            26,928              20,667

Income from Discontinued Operations              -                2,294
                                         ----------          ----------

NET INCOME                               $   26,928          $   22,961
                                         ==========          ==========

EARNINGS PER SHARE
  Continuing Operations                        $.32                $.23
  Discontinued Operations                         -                 .03
                                               ----                ----
  Net Income                                   $.32                $.26
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE                $.15                $.15
                                               ====                ====

AVERAGE SHARES OUTSTANDING               84,291,000          88,082,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994

Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                THIRTY-NINE       THIRTY-NINE
                                                WEEKS ENDED       WEEKS ENDED
                                             NOVEMBER 26, 1994 NOVEMBER 27, 1993
                                             ----------------- -----------------
Operating Activities
  Income from Continuing Operations
    Before Income Taxes                           $ 144,312          $ 123,464
  Depreciation and Amortization                      71,282             68,336
  Accreted Interest on Zero Coupon Notes              8,947              8,591
  Restructuring and Other Charges                   (23,118)                -
  Changes in Operating Assets and Liabilities,
    Net of Effects from Acquisitions                (24,629)           (17,980)
                                                  ---------          ---------
                                                    176,794            182,411

  Discontinued Operations
    Income from Operations Before Income Taxes        7,388             11,405
    Depreciation and Amortization                     7,196              6,574
    Changes in Net Operating Assets                  (7,806)            (7,543)
                                                  ---------          ---------
                                                      6,778             10,436

  Income Taxes Paid                                 (52,549)           (57,803)
                                                  ---------          ---------
    Net Cash Provided by Operations                 131,023            135,044
                                                  ---------          ---------

Investing Activities
  Purchase of Property, Plant and Equipment        (120,167)          (122,835)
  Purchase of Businesses, Net of Cash Acquired      (51,205)            (9,885)
  Intangible Assets Acquired                         (8,968)            (7,336)
  Investing Activities of Discontinued Operations   (12,206)           (10,985)
  Proceeds from Sale of Discontinued Operations      86,289                 -
  Other                                               1,715             (2,123)
                                                  ---------          ---------
    Net Cash Provided (Used) by Investing
      Activities                                   (104,542)          (153,164)
                                                  ---------          ---------

Financing Activities
  Proceeds from Sale of Long-Term Debt Securities        -             197,690
  Proceeds (Payments) of Short-Term
    and Other Long-Term Debt                         42,029           (140,022)
  Cash Dividends Paid                               (37,997)           (39,620)
  Acquisition of Stock for Treasury                 (33,780)                -
  Proceeds from the Sale of Stock                     1,004                782
                                                  ---------          ---------
    Net Cash Provided (Used) by Financing
      Activities                                    (28,744)            18,830
                                                  ---------          ---------

Increase (Decrease) in Cash                       $  (2,263)         $     710
                                                  =========          =========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.
                                      -6-

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994

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

         The results of operations for the thirty-nine and thirteen weeks ended November 26, 1994 and November 27, 1993 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- EARNINGS PER SHARE

         Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods.

NOTE 3- DISCONTINUED OPERATIONS

         In the fourth quarter of fiscal year 1994, the company announced plans to concentrate corporate resources entirely on the drugstore segment and sell the non-drugstore related businesses. The businesses to be sold are ADAP auto parts stores, Encore Books stores, Concord Custom Cleaners and Sera-Tec Biologicals. The operating results of these businesses for the thirty-nine weeks ended November 26, 1994 were recorded to the reserve for discontinued opera-tions which is included in net current assets of discontinuned operations on the balance sheet. The statements of income and cash flows for the prior fiscal year have been restated to segregate the results of the discontinued operations.

         In October 1994, Sera-Tec Biologicals was sold in a cash transaction to a group of investors including Alex Grass, Chairman and Chief Executive Officer of Rite Aid Corporation. The net after-tax proceeds were approximately $56 million.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994

Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3- DISCONTINUED OPERATIONS (Continued)

         The sale of Encore Books was completed in November 1994 to Lauriat's Inc., which operates a chain of bookstores primarily in the New England market. The after-tax proceeds from this transaction will be approximately $15.6 million.

         A previously announced contract for the sale of ADAP, Inc. to GL Capital, Inc. has been terminated. In late October, the president and senior vice president of Operations of ADAP resigned. GL Capital considered the loss of the top two operating managers a material adverse change in the business and elected to terminate its purchase. Alex Grass is a prinipal of GL Capital. Rite Aid intends to continue the process of seeking a buyer for ADAP in accordance with the planned disposal of all non-drugstore related businesses. Management believes that the reserve established for the loss on disposition of the discontinued operations remains adequate.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994

Item 1.  Financial Statements:  (Continued)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

     We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of November 26, 1994 and the related condensed consolidated statements of income for the thirteen and thirty-nine weeks ended November 26, 1994 and November 27, 1993, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 26, 1994 and November 27, 1993. These financial statements are the responsibility of the Company's management.

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


                                      KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
December 21, 1994

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Net sales for the third quarter ended November 26, 1994 were $1,093,811,000 or 8.4% higher than the sales reported for the same thirteen-week period a year ago. Sales year to date were up 6.7% over last year to $3,180,085,000. The net sales increases reflect same-store sales gains of 8.1% and 6.5 % for the thirteen and thirty-nine weeks periods, respectively. Not included in the sales amounts for the current periods were revenues from the 200 underperforming stores closed during Fiscal 1995 in accordance with the restructuring plan. As of November 26, 1994, the company operated 2,600 drugstores. The store count includes acquisitions, after anticipated closing, of 64 Laverdiere's drugstores and 11 Hook/Revco locations.

Cost of goods sold including occupancy costs, as a percentage of sales, was 73.6% and 73.4% for the current quarter and year-to-date periods versus 73.5% and 73.3% for the respective year-earlier periods. The growth of third party prescription sales, which usually have lower margins than other pharmacy sales, continued to pressure gross profits. Third party prescription sales accounted for 58.9% of pharmacy revenues for the thirteen weeks and 58.3% for the thirty-nine weeks ended November 26, 1994. For the comparable periods last year, third party to pharmacy sales were 54.4% and 53.7%, respectively.

Selling, general and administrative expenses were 21.4% of sales for the thirteen weeks and 21.1% for the thirty-nine weeks ended November 26, 1994. Last year, the operating expense to sales ratios were 22.4% for the quarter and 21.9% year to date. The higher same-store sales increases of 8.1% for the current quarter compared to 2.8% a year earlier and 6.5% for the thirty-nine weeks from 3.1%, enhanced the company's ability to leverage operating expenses. In addition, fiscal 1995 benefitted from the closing of the 200 underperforming drugstores which had historically higher operating expense to sales percentages.

Interest expense amounted to $10,478,000 for the third quarter compared to $8,043,000 a year ago. For the thirty-nine weeks, interest expense totaled $28,956,000 from $20,252,000 last year. The higher interest expense can be attributed to increases in outstanding indebtedness and rising short-term interest rates. Additional debt was incurred to purchase the Laverdiere's and Hook/Revco drugstores and to finance a stock buyback strategy. Beginning in February 1994, the Company has purchased 3,799,000 shares of its common stock at a cost of $72,209,000. The company has remaining authorization to acquire 3,278,000 more shares under its stock repurchase program. The weighted average interest rate on the Company's commercial paper went from 3.1% for both the third quarter and year- to-date periods last year to 5.0% and 4.5% for the current thirteen and thirty- nine week periods, respectively. Contributing to the higher year-to-date interest cost was the replacement of $ 200,000,000 of lower rate commercial paper in August 1993 with 20-year, 6 7/8% senior debentures. These 20-year debentures fix a large portion of interest expense on a long-term basis at a favorable rate.

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)


The effective income tax rate for both periods of fiscal 1995 was 39.0% versus 38.8% for the quarter and 40.2% for the year-to-date periods a year earlier. The prior year's effective rate for the thirty-nine weeks reflects the August 1993 increase in the federal statutory rate from 34% to 35% legislated by the Omnibus Budget Reconciliation Act of 1993. Accordingly, additional income taxes of $1,657,000 were recorded in last year's second quarter as a result of applying the newly enacted tax rate to the deferred tax balances as of February 27, 1993.

Income from continuing operations amounted to $ 26,928,000 and $88,032,000 for the thirteen and thirty-nine weeks ended November 26, 1994, respectively, compared to $20,667,000 and $73,880,000 for the same periods a year ago. Included in the prior year earnings were net operating losses of $3,561,000 for the quarter and $9,734,000 year to date attributable to the 200 underperforming drugstores. For the current thirteen and thirty-nine week periods, pre-tax charges of $6,161,000 and $21,365,000 associated with the 200 stores were recorded to the reserve for restructuring and other charges.

During the fourth quarter of fiscal 1994, the Company announced plans to concentrate corporate resources entirely on the drugstore segment and sell its non-drugstore related businesses. Historical financial statements have been restated to segregate the results of these discontinued operations. Net income for the quarter ended November 27, 1993 was $22,961,000 and included $2,294,000 of income from discontinued operations. For the nine-month period last year, net income was $80,704,000 and included $6,824,000 from discontinued operations.

In October 1994, Sera-Tec Biologicals was sold in a cash transaction to a group of investors. The sale of Encore Books was completed in November 1994 to Lauriat's Inc., which operates a chain of bookstores primarily in the New England market. Net after-tax proceeds from both transactions totaling approximately $71,600,000 were used for general corporate purposes, including the repayment of outstanding commercial paper of the Company.

A previously announced contract for the sale of ADAP, Inc. to GL Capital, Inc. has been terminated. In late October, the president and senior vice president of Operations of ADAP resigned. GL Capital considered the loss of the top two operating managers a material adverse change in the business and elected to terminate its purchase. Rite Aid intends to continue the process of seeking a buyer for ADAP in accordance with the planned disposal of all non-drugstore related businesses. Management believes that the reserve established for the loss on disposition of the discontinued operations remains adequate.

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)


Working capital was $795,910,000 at November 26, 1994, compared to $763,216,000 at February 26, 1994, and the current ratios were 2.9:1 and 3.1:1, respectively. Cash provided by operations continues to be adequate to supply working capital, provide cash for dividend payments and substantially contribute to investing activities. Additional cash requirements are anticipated for the near term that relate to lease settlement costs of the 200 closed drugstores and the stock repurchase program. These additional cash needs will be provided by the net proceeds received from the sale of the two remaining non-drugstore businesses and external sources. The Company has $600,000,000 in revolving credit commitments in contemplation of these and other future cash needs. There also remains $225,000,000 of registered debt securities available on a Form S-3 shelf registration statement filed in July 1993.

The Company remains financially strong and the restructuring plan allows the Company to focus entirely on the retail drug business, positioning itself for future growth.

                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994

                                    PART II


Item 6.  Exhibits and Reports on Form 8-K:


  (a)  Exhibits

       Item 11.  -Statements regarding computation of per share
                  earnings

       Item 15.  -Copy of letter from independent accountants'
                  regarding unaudited interim financial information

       Item 27.  -Financial Data Schedule


  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the thirteen weeks ended November 26, 1994.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITE AID CORPORATION

                                            (Registrant)





Date:  December 21, 1994                /s/ Frank Bergonzi
       -------------------------        ------------------------------

                                        Frank Bergonzi
                                        Senior Vice President,
                                        Finance