Form 10-K405
period 1995-03-04
RITE AID CORP
filed 1995-06-01
CIK 84129

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K


/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

       For the fiscal year ended March 4, 1995

                                              or

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

       For the transition period from __________ to __________

                        Commission File Number 1-5742

                             RITE AID CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      23-1614034
- -------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                      identification no.)

30 Hunter Lane, Camp Hill, Pennsylvania                    17011
- ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code: (717) 761-2633
                                                    --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
       Title of Each Class                          on Which Registered
       -------------------                         ---------------------
Common Stock, $1.00 par value                      New York Stock Exchange
                                                   Pacific Stock Exchange

6 3/4% Zero Coupon Convertible
Subordinated Notes due July 24, 2006               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     /X/

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on May 18, 1995 based on the closing price at which such stock was sold on the New York
Stock Exchange on such date was $1,913,029,000.

Registrant's Common Stock outstanding at May 18, 1995 was
83,806,585 shares, par value $1.00 per share.

Portions of the Annual Report to Stockholders for the year ended March 4, 1995 are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement prepared for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                             RITE AID CORPORATION

                     INDEX TO ANNUAL REPORT ON FORM 10-K

                                      Caption                            Page
                                      -------                            ----
PART I

        Item 1.        Business....................................        1
        Item 2.        Properties..................................        2
        Item 3.        Legal Proceedings...........................        3
        Item 4.        Submission of Matters to a Vote
                         of Security Holders.......................        3

Unnumbered Item. Executive Officers of the Registrant......                4

PART II

        Item 5.        Market for the Registrant's Common Equity
                         and Related Stockholder Matters...........        8
        Item 6.        Selected Financial Data.....................        8
        Item 7.        Management's Discussion and Analysis
                         of Results of Operations and
                         Financial Condition.......................        9
        Item 8.        Financial Statements and Supplementary Data.        9
        Item 9.        Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosure......................        9

PART III

        Item 10.       Directors and Executive Officers
                         of the Registrant........................         9
        Item 11.       Executive Compensation.....................         10
        Item 12.       Security Ownership of Certain
                         Beneficial Owners and Management.........         10
        Item 13.       Certain Relationships and Related
                         Transactions.............................         10

PART IV

        Item 14.       Exhibits, Financial Statement
                         Schedules and Reports on Form 8-K........         10


                                    PART I

ITEM 1.  BUSINESS

        (a)    General Development of Business

               The information set forth on the inside front cover under the caption "Description of Business," and under the captions
"Growing Through Acquisition," "Expanding Opportunities in New York City," "New Customer-Oriented Store Design" and "Technology
Strengthens Our Network," commencing on page 6 and ending on page
12 of the Registrant's 1995 Annual Report to Stockholders ("1995
Annual Report"), filed as an exhibit to this Annual Report on Form
10-K, is incorporated herein by reference, excluding any projections and forecasts, all of which shall not be deemed a part of this Annual Report on Form 10-K.

        (b)    Financial Information About Industry Segments

               As part of a restructuring strategy announced by the Registrant on January 7, 1994, the Registrant authorized the sale of its non-drugstore businesses, namely its auto parts retailing business, its chain of discount bookstores, its chain of retail dry cleaning stores and its plasma collection centers. Commencing in fiscal year 1994, all of such businesses were reclassified as discontinued operations. During fiscal year 1995, its chain of discount bookstores and retail dry cleaning stores and its plasma collection centers were sold. The auto parts stores were sold on May 12, 1995 to an investment group for approximately $66 million, subject to certain adjustments. Consequently, the Registrant's business is classified solely within the retail drug industry segment.

        (c)    Narrative Description of Business

               The information set forth under the captions "Growing Through Acquisition," "Expanding Opportunities in New York City," "New Customer-Oriented Store Design," and "Technology Strengthens Our Network" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" commencing on page 6 and ending on page 16 of the 1995 Annual Report, is incorporated herein by reference, excluding any projections and forecasts, all of which shall not be deemed a part of this Annual Report on Form 10-K. At March 4, 1995, the Registrant employed approximately 36,700 persons.

        (d)    Financial Information About Foreign and Domestic and
Export Sales

               Not Applicable.

ITEM 2.  PROPERTIES

        The Registrant's general offices and corporate headquarters are located in a 205,000 square foot building in Camp Hill, Pennsylvania owned by the Registrant. The Registrant's principal retail store distribution center encompasses 350,000 square feet in Shiremanstown, Pennsylvania. In addition to the principal store distribution center, the Registrant operates five other distribution centers: the Registrant's Rome, New York retail store distribution center, which has 291,000 square feet; the Registrant's Nitro, West Virginia distribution center, which has 280,000 square feet; the Registrant's Melbourne, Florida distribution center, which has 228,000 square feet; the Registrant's Winnsboro, South Carolina distribution center which has 265,000 square feet; and the Registrant's Pontiac, Michigan distribution center which has 370,000 square feet. With the exception of the Pontiac, Michigan facility, the Registrant owns each of its distribution centers. The Michigan distribution center is leased under a capitalized lease and was financed with an industrial revenue bond issue. The lease expires in 2009, at which time the Registrant has the option to purchase the facility for
$100.   The South Carolina, West Virginia and New York distribution centers are subject to liens arising under industrial development authority financing. The Registrant has the capacity to supply 3,700 stores.

        The Registrant leases most of its retail drugstores facilities under noncancelable operating leases, many of which expire within ten years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of the Registrant's leases contain renewal options, some of which involve rent increases. At March 4, 1995, the Registrant had 2,829 retail drugstores.

ITEM 3.  LEGAL PROCEEDINGS

        Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instruction G(3) of Annual Report on Form 10-K, the following is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on July 11, 1995.

        The following is a list of names and ages of all of the executive officers of the Registrant, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been appointed to serve until the next annual election of officers (which shall occur on July 11, 1995) and until their successors are appointed, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the Registrant.

                                                           First
                                    Offices and           Elected
    Name                 Age       Postions Held        An Officer
    ----                 ---       -------------        ----------
Alex Grass                67    Honorary Chairman of         1962
                                the Board, Chairman of
                                Executive Committee

Martin L. Grass           41    Chairman of the Board,       1980
                                Chief Executive Officer
                                and Director

Timothy J. Noonan         53    President, Chief Operating
                                Officer and Director         1973

Frank M. Bergonzi         49    Executive Vice President     1977

Franklin C. Brown         67    Executive Vice President
                                and Director                 1969

Kevin J. Mann             42    Executive Vice President     1988

Thomas R. Coogan          39    Vice President and Treasurer 1993

I. Lawrence Gelman        48    Assistant Vice President
                                and Secretary                1981

Wayne Gibson              36    Senior Vice President        1994

Charles R. Kibler         48    Senior Vice President        1987

Philip D. Markovitz       54    Senior Vice President        1974

Ronald A. Miller          55    Senior Vice President        1981

Robert R. Souder          55    Senior Vice President        1972

Joel F. Feldman           41    Senior Vice President        1991

Dennis J. Bowman          41    Senior Vice President        1993

Gerald P. Cardinale       44    Vice President               1983

Eric S. Elliot            31    Vice President               1994

W. Michael Knievel        47    Vice President               1988

James E. Krahulec         49    Vice President               1980

James O. Lott             56    Vice President               1988

Raymond B. McKeeby        51    Vice President               1993

Suzanne Mead              43    Vice President               1990

Michael F. Morris         45    Vice President               1984

Thomas J. Slovenkay       39    Vice President               1990

Joseph S. Speaker         36    Vice President               1993

James M. Talton           49    Vice President               1995

        Each of the executive officers listed above has served the Registrant or its subsidiaries in their present executive capacities for the past five years, except for the following individuals:

        Alex Grass has been Honorary Chairman of the Board of Directors and Chairman of the Board's Executive Committee since March 4, 1995, when he retired as Chairman and Chief Executive Officer of the Registrant, positions he had held since 1962.

        Martin L. Grass has been Chairman of the Board and Chief
Executive Officer of the Registrant since March 4, 1995.
Previously, Mr. Grass was President and Chief Operating Officer of the Company for more than five years. Martin Grass is the son of Alex Grass.

        Mr. Noonan was appointed President and Chief Operating Officer on March 4, 1995. Previously, Mr. Noonan was Executive Vice
President of Drugstore Operations for the Registrant, a position he held for more than five years.

        Mr. Bergonzi was appointed Executive Vice President and Chief Financial Officer for the Registrant on March 4, 1995. Previously, Mr. Bergonzi was Senior Vice President of Finance for the
Registrant, a position he held for more than five years.

        Mr. Mann was appointed Executive Vice President of Marketing for the Registrant on March 4, 1995. Previously, Mr. Mann was
Senior Vice President of Purchasing for the Registrant, a position he held for more than five years.

        Mr. Coogan was appointed Vice President and Treasurer in April 1993. Mr. Coogan joined Rite Aid as a Business Analyst in January 1989, and achieved the position of Director of Planning and Budgeting in September 1990, and Assistant Treasurer in December
1992.

        Mr. Gelman was appointed Associate Counsel and Secretary of the Corporation on January 11, 1995. Previously, Mr. Gelman held the positions of Assistant Vice President and Assistant Secretary of the Corporation for more than five years.

        Mr. Gibson joined Rite Aid as Senior Vice President of

Planning in June 1994. Prior thereto he was a Partner and Director of the Retail and Distribution Practice Group in the Atlanta office of Deloitte & Touche for more than five years.

        Mr. Kibler was appointed Senior Vice President of Drugstore Operations on March 4, 1995. Previously, Mr. Kibler served as Vice President of Drugstore Operations for the Registrant for more than five years.

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

        Mr.Bowman has held his present position with the Registrant for two years. Prior thereto he was a Senior Information
Technology Consultant with McKinsey & Company from 1984 to 1993.

        Mr. Elliot was appointed Vice President of Third Party Administration on March 4, 1995. Prior thereto he held positions of Assistant Vice President of Third Party Administration and Controller of the Third Party Department. Mr. Elliot joined the company in 1989 as Assistant Retail Controller.

        Mr. Slovenkay was appointed Vice President of Purchasing on December 20, 1994. Previously, Mr. Slovenkay served as Assistant
Vice President of Purchasing for the past five years.

        Mr. Speaker has been Vice President and Retail Controller since April 1993. From February 1991 until his appointment as Vice President, he had the positions of Assistant Vice President and Retail Controller. Mr. Speaker attained the status of Retail Controller in June 1989.

        Mr. Talton joined the company on April 1, 1995 as Vice President of Human Resources. For the year prior to his employment with Rite Aid Corporation, he was a Senior Vice President for Executive Assets Company. Prior thereto he held the position of Director of Employee and Labor Relations for PECO Energy Company since 1989.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

        The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Common Stock and Dividends," which appears on page 16 of the Registrant's 1995 Annual Report, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        The information set forth under the caption "Ten-Year
Financial Review," which appears on pages 32 and 33 of the Registrant's 1995 Annual Report, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

        The information set forth under the caption "Management's
Discussion and Analysis of Results of Operations and Financial
Condition," which appears on pages 14 through 16 of the Registrant's 1995 Annual Report, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statement information which appears on pages 18 through 31 of the Registrant's 1995 Annual Report is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information with respect to the executive officers of the Registrant, reference is made to "Executive Officers of the Registrant," set forth as an unnumbered item in Part I of this Annual Report. The information set forth under the caption
"Election of Directors" in the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders to be held July 11, 1995 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive
Compensation" in the Registrant's Proxy Statement for the 1995
Annual Meeting of Stockholders to be held July 11, 1995 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders to be held July 11, 1995 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Related Party Transactions" in the Registrant's Proxy Statement for the 1995
Annual Meeting of Stockholders to be held July 11, 1995 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

        (a)    List of Documents Filed as Part of this Report

               (1)     Financial Statements

                       The following consolidated financial statements of the Registrant and its subsidiaries, required to be included in
Part II, Item 8 of this Annual Report on Form 10-K, are included in the 1995 Annual Report and are incorporated herein by reference:

                       Independent Auditors' Report

                       Consolidated Balance Sheet - March 4, 1995 and February 26, 1994

                       Consolidated Statement of Income - Each of the years in the three year period ended March 4, 1995

                       Consolidated Statement of Stockholders' Equity - Each of the years in the three year period ended March 4, 1995

                       Consolidated Statement of Cash Flows - Each of the years in the three year period ended March 4, 1995

                       Notes to Consolidated Financial Statements

               (2)     Financial Statement Schedules

                       All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.

                       Financial statements of 50% or less owned companies have been omitted since they do not constitute significant subsidiaries.

               (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

           Exhibit                                                              Incorporation
           Numbers                   Description                               by Reference to
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

                       Amendment to Articles of Incorporation                 Exhibit (3) to Form 10-K
                       filed July 18, 1986                                    filed May 26, 1987

                       Amendment to Articles of Incorporation                 Exhibit (3) to Form 10-K
                       filed July 14, 1987                                    filed May 27, 1988

                       Amendment to Certificate of Incorporation              Included herein
                       filed September 2, 1993

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
   (ii)


  (iii)    Salary Continuation Agreement with                                 Exhibit (10)(iii) to Form
            Key Officers*                                                     10-K filed May 29, 1983

           1983 Employee Stock Option Plan*                                   Exhibit B to Proxy
                                                                              Statement dated May 25,
                                                                              1983

           1990 Omnibus Stock Incentive Plan,                                 Exhibit A to Proxy
            as amended*                                                       Statement dated May 25,
                                                                              1990 and Proxy Statement
                                                                              dated June 3, 1994

(11)       Statement regarding computation of per                             Included herein
           share earnings

(12)       Not Applicable                                                               -----

(13)       1995 Annual Report to Stockholders                                 Included herein

(16)       Not Applicable                                                               -----

(18)       Not Applicable                                                               -----

(21)       Registrant's Subsidiaries                                          Included herein

(22)       Not Applicable                                                               -----

* Constitutes a compensatory plan or arrangement required to be filed with this Form.

(23)       Consent of Independent Certified Public                            Included herein
           Accountants

(24)       Not Applicable                                                               -----

(27)       Financial Data Schedule                                            Included herein
                                                                              (Edgar Filing only)

(28)       Not Applicable                                                               -----

(99)       Pro Forma Condensed Statement of Income                            Included herein

        (b) Report on Form 8-K

            On February 10, 1995, a Form 8-K was filed with the Securities and Exchange Commission to report the results of a cash tender offer for all the outstanding shares of common stock of Perry Drug Stores, Inc. by Lake Acquisition Corporation, a wholly-owned subsidiary of Rite Aid Corporation. The tender offer price was $11.00 per share and expired on January 27, 1995. The shares tendered, together with the 185,000 Perry shares beneficially owned by Rite Aid prior to commencement of the offer, constituted approximately 94.5% of Perry's 12,027,382 shares of common stock issued and outstanding. The remaining Perry shares were acquired in a subsequent second-step merger transaction on March 25, 1995.

            Perry operated 224 drugstores throughout Michigan and a distribution center and administrative offices located near
Pontiac, Michigan.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 31, 1995                            RITE AID CORPORATION
                                                (Registrant)


                                                By: /s/Martin L. Grass
                                                    -------------------------
                                                    Martin L. Grass, Chairman
                                                    of the Board of Directors
                                                    and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, which include the Principal Executive Officer, the Principal Accounting and Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:



May 31, 1995  /s/Alex Grass             May 31, 1995  /s/Martin L. Grass
              -------------------------               ------------------------
              Alex Grass                              Martin L. Grass
              Honorary Chairman of the Board          Chairman of the Board
              of Directors and Chairman of            of Directors and Chief
              Executive Committee                     Executive Officer



May 31, 1995  /s/Timothy J. Noonan      May 31, 1995  /s/Frank M. Bergonzi
              -------------------------               ------------------------
              Timothy J. Noonan                       Frank M. Bergonzi
              President and Chief                     Executive Vice President
              Operating Officer                       and Chief Accounting and
              and Director                            Financial Officer



May 31, 1995  /s/Franklin C. Brown      May 31, 1995  /s/Leonard N. Stern
              -------------------------               ------------------------
              Franklin C. Brown                       Leonard N. Stern
              Executive Vice President                Director
              and Director

                                 EXHIBIT INDEX

Exhibit
  No.        Description
- -------      -----------
   3         Ammendment to Certificate of Incorporation.

  11 Statement regarding computation of per share earnings.

  13         1995 Annual Report to Stockholders.

  21         Registrant's Subsidiaries.

  23         Consent of Independent Certified Public Accountants.

  27         Financial Data Schedule.

  99         Pro Forma Condensed Statement of Income.