Form 10-Q
period 1995-06-03
RITE AID CORP
filed 1995-07-17
CIK 84129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 3, 1995

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
                   YES   X                         NO
                       -----                          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
             CLASS OF COMMON STOCK              JUNE 3, 1995
             ---------------------            ----------------
                $1.00 PAR VALUE               83,757,967 SHARES

                              RITE AID CORPORATION



                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet June 3, 1995
          and March 4, 1995. . . . . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Statement of Income Thirteen
          Weeks Ended June 3, 1995 and May 28, 1994. . . . . . . . . . 4

          Condensed Consolidated Statement of Cash Flows
          Thirteen Weeks Ended June 3, 1995 and May 28, 1994 . . . . . 5

          Notes to Condensed Consolidated Financial Statements . . . . 6

          Independent Auditors' Report . . . . . . . . . . . . . . . . 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . 8

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  10

- -------------------------------------------------------------------------------
                                RITE AID CORPORATION
                                FORM 10-Q
                                FOR THE THIRTEEN WEEKS ENDED JUNE 3, 1995
- -------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:


                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


ASSETS                                     June 3, 1995       March 4, 1995
- ------                                   -----------------  ---------------
                                             (UNAUDITED)
Current Assets
  Cash                                      $    9,680         $    7,148
  Accounts Receivable, Net                     255,816            239,859
  Inventories                                1,063,975          1,070,346
  Prepaid Expenses                              29,628             28,716
  Net Current Assets of Discontinued
    Operations                                      -              27,151
                                            ----------         ----------

    Total Current Assets                     1,359,099          1,373,220
                                            ----------         ----------

Property, Plant and Equipment                1,487,866          1,427,091
  Less:  Accumulated Depreciation and
         Amortization                          663,837            648,612
                                            ----------         ----------

                                               824,029            778,479
                                            ----------         ----------
Intangible Assets
  Excess of Cost Over Underlying Equity in
    Subsidiaries                               119,115             99,653
  Lease Acquisition Costs and Other
    Intangible Assets                          165,858            154,359
                                            ----------         ----------

                                               284,973            254,012
                                            ----------         ----------

Other Assets                                    29,463             26,153
                                            ----------         ----------

Net Noncurrent Assets of Discontinued
  Operations                                        -              40,743
                                            ----------         ----------

                                            $2,497,564         $2,472,607
                                            ==========         ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                                      -2-

- -----------------------------------------------------------------------------
                      RITE AID CORPORATION
                      FORM 10-Q
                      FOR THE THIRTEEN WEEKS ENDED JUNE 3, 1995
- -----------------------------------------------------------------------------



Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES                              June 3, 1995         March 4, 1995
- -----------                            ----------------      ---------------
                                          (UNAUDITED)
Current Liabilities
  Short-Term Debt and
    Current Maturities of Long-
    Term Debt                               $   76,155          $  137,553
  Accounts Payable                             271,907             273,128
  Income Taxes                                  54,025              38,241
  Sales and Other Taxes Payable                 13,406              13,796
  Accrued Expenses                              74,354              79,263
  Reserve for Restructuring and
    Other Charges                               30,530              35,244
                                            ----------          ----------

    Total Current Liabilities                  520,377             577,225
                                            ----------          ----------

Long-Term Debt, Less Current Maturities        871,262             805,984
                                            ----------          ----------

Deferred Income Taxes                           78,234              77,586
                                            ----------          ----------

Stockholders' Equity
  Common Stock                                  90,290              90,290
  Additional Paid-In Capital                    61,115              60,655
  Retained Earnings                            979,247             955,111
  Net Unrealized Gain on Marketable
    Securities                                   3,089               2,847
  Cumulative Pension Liability Adjustments      (1,304)             (1,314)
  Treasury Stock, At Cost                     (104,746)            (95,777)
                                            ----------          ----------

                                             1,027,691           1,011,812
                                            ----------          ----------

                                            $2,497,564          $2,472,607
                                            ==========          ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                                      -3-

- ----------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 3, 1995
- ----------------------------------------------------------------------------
Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                          THIRTEEN           THIRTEEN
                                        WEEKS ENDED         WEEKS ENDED
                                        June 3, 1995        May 28, 1994
                                     -----------------   -----------------
NET SALES                                $1,354,841          $1,051,142

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                         996,211             769,966
  Selling, General and
    Administrative Expenses                 279,451             216,715
  Interest Expense                           16,256               8,758
                                         ----------          ----------
                                          1,291,918             995,439
                                         ----------          ----------

Income Before Income Taxes                   62,923              55,703
Income Taxes                                 24,540              21,723
                                         ----------          ----------

NET INCOME                               $   38,383          $   33,980
                                         ==========          ==========

EARNINGS PER SHARE                             $.46                $.40
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE                $.17                $.15
                                               ====                ====

AVERAGE SHARES OUTSTANDING               83,930,000          85,738,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.





                                      -4-

- ----------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 3, 1995
- ----------------------------------------------------------------------------
Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                THIRTEEN            THIRTEEN
                                               WEEKS ENDED         WEEKS ENDED
                                               JUNE 3, 1995        May 28,1994
                                            -----------------   -----------------
Operating Activities
  Income from Continuing Operations
    Before Income Taxes                         $  62,923          $  55,703
  Depreciation and Amortization                    28,470             22,910
  Accreted Interest on Zero Coupon Notes            3,180              2,896
  Changes in Operating Assets and Liabilities,
    Net of Effects from Acquisitions              (19,985)           (17,604)
                                                ---------          ---------
                                                   74,588             63,905
  Discontinued Operations
    Income from Operations Before Income Taxes        190              3,923
    Depreciation and Amortization                     700              2,510
    Changes in Net Operating Assets                    -              (8,156)
                                                ---------          ---------
                                                      890             (1,723)

  Income Taxes Paid                                (2,105)            (7,515)
                                                ---------          ---------

    Net Cash Provided by Operations                73,373             54,667
                                                ---------          ---------

Investing Activities
  Purchase of Property, Plant and Equipment       (62,723)           (30,365)
  Purchase of Businesses, Net of Cash Acquired    (15,143)                -
  Intangible Assets Acquired                      (16,660)            (2,559)
  Investing Activities of Discontinued
    Operations                                         -              (1,883)
  Proceeds from the Sale of Discontinued
    Operations                                     51,055                 -
  Other                                            (3,016)            (2,881)
                                                ---------          ---------
    Net Cash Provided (Used) by Investing
      Activities                                  (46,487)           (37,688)
                                                ---------          ---------

Financing Activities
  Proceeds from the Sale of Long-Term Debt
    Securities                                    197,702                 -
  Proceeds (Payments) of Short-Term Debt         (199,300)            (4,603)
  Cash Dividends Paid                             (14,247)           (12,853)
  Acquisition of Stock for Treasury                (8,969)           (10,477)
  Proceeds from the Sale of Stock                     460                  6
                                                ---------          ---------
    Net Cash Provided (Used) by Financing
      Activities                                  (24,354)           (27,927)
                                                ---------          ---------

Increase (Decrease) in Cash                     $   2,532          $ (10,948)
                                                =========          =========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.
                                       -5-                                     6

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 3, 1995
- --------------------------------------------------------------------------------
ITEM 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

        The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The report of KPMG Peat Marwick LLP commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of
        Part I.

        The results of operations for the thirteen weeks ended June 3, 1995 and May 28, 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- EARNINGS PER SHARE

        Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods.

NOTE 3- DISCONTINUED OPERATIONS

        On May 12, 1995, ADAP Inc. was sold to an investment group led by Falcon Capital, Inc. Aggregate consideration for the transaction was approximately $66,000,000, subject to certain adjustments primarily based on the results of physical inventories. The management of Rite Aid believes that the reserve amount for loss on disposal of ADAP is adequate.

NOTE 4- COMMITMENTS AND CONTINGENCIES

        The company had standby letters of credit of $30,200,000 and $29,700,000 at June 3, 1995 and May 28, 1994, respectively.

        The company is the defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are of such nature or involve such amounts as would not have a material effect on the financial statements of the company if decided adversely.
                                      -6-

- -------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 3, 1995
- -------------------------------------------------------------------------------

Item 1.  Financial Statements:  (Continued)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

     We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of June 3, 1995, and the related condensed consolidated statements of income and cash flows for the thirteen week periods ended June 3, 1995 and May 28, 1994. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rite Aid Corporation and subsidiaries as of March 4, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 21, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 4, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. The company changed its method of accounting for investments in the fourth quarter of fiscal year 1995 to conform with Statement of Financial Accounting Standards No. 115.


                                      KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
July 14, 1995





                                      -7-

- -------------------------------------------------------------------------------
                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED JUNE 3, 1995
- -------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Net sales for the thirteen-weeks ended June 3, 1995 were $1,354,841,000, an increase of 28.9% over last year's first quarter sales of $1,051,142,000. The large increase reflects the revenues contributed by the 224 Perry drugstores acquired on January 28, 1995. Excluding the Perry stores, the sales gain for the quarter was 10.8%, mainly attributable to same-store increases of 7.6%. A year earlier, same-store sales increased 4.7%. The company operated 2,836 drugstores as of June 3, 1995.

Cost of goods sold including occupancy costs amounted to 73.6% of net sales compared to 73.3% a year ago. Pressure on margins continued as a greater share of pharmacy sales were paid for by third-party payers. For the thirteen weeks, 60.6% of prescription sales were paid for by third-party plans compared to 57.8% last year. Typically, third-party prescription sales have lower gross profit margins than other pharmacy sales.

Selling, general and administrative expenses were 20.6% of sales for both periods, totaling $279,451,000 for the current quarter and $216,715,000 for the prior year. Despite higher same-store sales, the benefit realized from leveraging operating expenses was offset by integration costs and additional administrative expenses associated with the Perry acquisition.

Interest expense was $16,256,000 and $8,758,000 for the thirteen weeks ended June 3, 1995 and May 28, 1994, respectively. The larger expense for fiscal 1996 reflects the increased borrowings during the previous twelve months that were used to purchase the Perry drugstores and other acquisitions. In addition, the company bought back 1,703,000 shares of its common stock since May 28, 1994 at a cost of $35,054,000. Contributing to the higher interest expense was a rise in short-term interest rates. The weighted average rate on the company's commercial paper was 6.2% for the quarter compared to 3.8% for the same period last year.

The company announced on June 21, 1995 that it had agreed to purchase the entire chain of conventional, freestanding drugstores owned and operated by Pathmark Stores, Inc. The transaction is expected to close by late July, pending Federal Trade Commission approval. The 30 Pathmark stores to be purchased are located in the New York metropolitan region. In the last twelve months, these stores generated $145,000,000 in sales.

On June 28, 1995, Rite Aid announced that it had agreed to sell 37 drugstores and the assets of 72 other units located in Florida to Eckerd Corporation for approximately $75,000,000. In conjunction with the sale of these stores, the company's Florida distribution center will also be closed. The gain from the sale of the above assets will be offset by the future obligations of the 72 leases not being acquired by Eckerd, and the costs associated with closing the distribution center. Consequently, a provision not to exceed the amount of the gain will be recorded at the conclusion of the sale to reserve for these expenses. The 109 stores contributed $190,000,000 to fiscal 1995 sales and about $.03 to earnings per share. Completion of this transaction is pending Federal Trade Commission approval.

                                      -8-

- -------------------------------------------------------------------------------
                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED JUNE 3, 1995
- -------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)


The reserve for restructuring and other charges remains adequate to cover the unsettled leases of the 200 drugstores closed during fiscal 1995. The company continues to negotiate with landlords of the closed stores to terminate their leases. Where favorable terms cannot be agreed upon, the company will endeavor to sublet the locations until the leases expire.

On July 6, 1995, the company redeemed its $44,980,000 of 9 5/8% sinking fund debentures due March 1, 2016, through the use of proceeds received from the sale of ADAP, Inc. ADAP was sold in May 1995 to an investment group for approximately $66,000,000, subject to final adjustments. The management of Rite Aid believes that the reserve for loss on disposal of ADAP is adequate.

Working capital was $838,722,000 at June 3, 1995, compared to $795,995,000 at March 4, 1995, and the current ratios were 2.6:1 and 2.4:1, respectively. Cash provided by operations continues to be adequate to supply working capital, provide cash for dividend payments and substantially contribute to investing activities. Cash received from the ADAP sale was used to redeem the company's 9 5/8% sinking fund debentures. The cash expected from the sale of the Florida stores will be more than adequate to cover the lease settlement and other costs of the stores closed but not sold, and the costs associated with closing the Florida distribution center. The net excess cash from the ADAP and Florida transactions will be used towards the acquisition of the 30 Pathmark drugstores.

To supplement internally generated cash, the company has additional borrowing capacity through its commercial paper program which is supported by revolving credit commitments totaling $600,000,000. There also remains $25,000,000 of registered debt securities available to be issued under a Form S-3 shelf registration statement. The company remains financially strong and is positioned for growth and to take advantage of any opportunities that may arise.





                                      -9-

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 3, 1995
- --------------------------------------------------------------------------------

                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders:

  (a) On July 11, 1995, Rite Aid Corporation held its annual meeting of stockholders.

  (b) The following directors were elected as members of the Board by Proxy at the meeting:

                             Alex Grass                     Gerald Tsai, Jr.
                             Philip Neivert

       The following directors' terms of office continued after the meeting:

                             Franklin Brown                 Leonard Stern
                             Martin Grass                   Henry Taub
                             Timothy Noonan                 Preston Robert Tisch

  (c)  Approval was given for the Annual Performance-Based Incentive Program.

  (d) Approval was given to increase the number of shares of Common Stock which may be issued under the 1990 Omnibus Stock Incentive Plan by 1,000,000 shares.

  (e) A stockholder proposal was introduced at the meeting requesting that Rite Aid Corporation prepare a report regarding equal employment opportunities and affirmative actions. This proposal was not approved by the stockholders at the annual meeting.

  (f) No other matters were submitted to a vote of security holders at the annual stockholders's meeting.

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

       Item 11. - Statement regarding computation of per share
                  earnings

       Item 15. - Copy of letter from independent accountants'
                  regarding unaudited interim financial information

       Item 27. - Financial Data Schedule (EDGAR Filing Only)





                                      -10-

- -------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 3, 1995
- -------------------------------------------------------------------------------

  (b)  Reports on Form 8-K

        The registrant filed a Form 8-K dated April 19, 1995 with the Securities and Exchange Commission. This filing incorporated by reference the financial statements of an acquired business, Perry
        Drug Stores, Inc., for the years ended October 31, 1994 and October 31, 1993, and the quarterly periods ended January 28, 1995 and January 31, 1994. Also the filing included: Exhibit 12, Rite Aid Corporation's ratio computations of earnings to fixed changes;
        Exhibit 23, Consent of Arthur Anderson LLP; Exhibit 99, Press release disclosing Rite Aid's fiscal year 1995 results.

        Rite Aid Corporation also filed a Form 8-K dated April 20, 1995, for a pricing agreement between the registrant and the underwriters relating to the offer and sale of 7 5/8% Senior Notes due April 15, 2005. Included in the filing was a Form of 7 5/8% Senior Notes due April 15, 2005.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITE AID CORPORATION

                                            (Registrant)


Date:  July 14, 1995                    /s/ Frank Bergonzi
       --------------------------       ---------------------------

                                        Frank Bergonzi
                                        Executive Vice President,
                                        Chief Financial Officer





                                      -11-

                          EXHIBIT INDEX

 EXHIBIT
 NUMBER                          DESCRIPTION
__________                      _____________

   11 Statement Re Computation of Per Share Earnings Thirteen Weeks Ended June 3, 1995 and May 28, 1994

   15                    Letter from KPMG Peat Marwick

   27                    Financial Data Schedule