Form 10-Q
period 1995-09-02
RITE AID CORP
filed 1995-10-05
CIK 84129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 2, 1995

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

                   YES   X                         NO
                       -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
             Class of Common Stock             September 2, 1995
             ---------------------            --------------------
                $1.00 par value                83,758,467 shares

                              RITE AID CORPORATION



                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet as of September 2, 1995
          and March 4, 1995 . . . . . . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Statement of Income Twenty-Six
          Weeks Ended September 2, 1995 and August 27, 1994 . . . . . . . 4

          Condensed Consolidated Statement of Income Thirteen
          Weeks Ended September 2, 1995 and August 27, 1994 . . . . . . . 5

          Condensed Consolidated Statement of Cash Flows
          Twenty-Six Weeks Ended September 2, 1995 and
          August 27, 1994 . . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements  . . . . . 7

          Independent Auditors' Report  . . . . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . 9

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 11

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED September 2, 1995
-------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

ASSETS                                        September 2, 1995   March 4, 1995
------                                        ----------------- ---------------
                                                  (UNAUDITED)
Current Assets
  Cash                                           $   13,346         $    7,148
  Accounts Receivable, Net                          243,678            239,859
  Inventories                                     1,085,188          1,070,346
  Prepaid Expenses and Other Current Assets          31,614             28,716
  Net Current Assets of Discontinued
    Operations                                           -              27,151
                                                 ----------         ----------

    Total Current Assets                          1,373,826          1,373,220
                                                 ----------         ----------

Property, Plant and Equipment                     1,496,720          1,427,091
  Less:  Accumulated Depreciation and
         Amortization                               655,574            648,612
                                                 ----------         ----------

                                                    841,146            778,479
                                                 ----------         ----------
Intangible Assets
  Excess of Cost Over Underlying Equity in
    Subsidiaries (less accumulated amortiza-
    tion of $9,065 and $8,023)                      132,974             99,653
  Lease Acquisition Costs and Other
    Intangible Assets (less accumulated
    amortization of $108,489 and $106,592)          190,387            154,359
                                                 ----------         ----------

                                                    323,361            254,012
                                                 ----------         ----------

Other Assets                                         28,535             26,153
                                                 ----------         ----------

Net Noncurrent Assets of Discontinued
  Operations                                             -              40,743
                                                 ----------         ----------

                                                 $2,566,868         $2,472,607
                                                 ==========         ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2, 1995
-------------------------------------------------------------------------------



Item 1. Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES                               September 2, 1995     March 4, 1995
-----------                               -----------------    ---------------
                                             (UNAUDITED)
Current Liabilities
  Short-Term Debt and
    Current Maturities of Long-
    Term Debt                                  $   57,197          $  137,553
  Accounts Payable                                259,538             273,128
  Income Taxes                                     41,235              38,241
  Sales and Other Taxes Payable                    13,485              13,796
  Accrued Expenses                                 81,168              79,263
  Reserve for Restructuring and
    Other Charges                                  22,908              35,244
                                               ----------          ----------

    Total Current Liabilities                     475,531             577,225
                                               ----------          ----------

Long-Term Debt, Less Current Maturities           967,808             805,984
                                               ----------          ----------

Deferred Income Taxes                              77,415              77,586
                                               ----------          ----------

Stockholders' Equity
  Common Stock                                     90,291              90,290
  Additional Paid-In Capital                       61,124              60,655
  Retained Earnings                               995,910             955,111
  Net Unrealized Gain on Marketable
    Securities                                      4,839               2,847
  Cumulative Pension Liability Adjustments         (1,304)             (1,314)
  Treasury Stock, At Cost                        (104,746)            (95,777)
                                               ----------          ----------

                                                1,046,114           1,011,812
                                               ----------          ----------

                                               $2,566,868          $2,472,607
                                               ==========          ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2, 1995
-------------------------------------------------------------------------------

Item 1. Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                        TWENTY-SIX          TWENTY-SIX
                                        WEEKS ENDED         WEEKS ENDED
                                    SEPETEMBER 2, 1995    AUGUST 27, 1994
                                   -------------------   -----------------

NET SALES                                $2,683,240          $2,086,274

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                       1,975,544           1,529,582
  Selling, General and
    Administrative Expenses                 561,255             438,044
  Interest Expense                           33,031              18,478
                                         ----------          ----------
                                          2,569,830           1,986,104
                                         ----------          ----------

Income Before Income Taxes                  113,410             100,170
Income Taxes                                 44,117              39,066
                                         ----------          ----------

NET INCOME                               $   69,293          $   61,104
                                         ==========          ==========

EARNINGS PER SHARE                             $.83                $.72
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE                $.34                $.30
                                               ====                ====

AVERAGE SHARES OUTSTANDING               83,844,000          85,320,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2, 1995
-------------------------------------------------------------------------------

Item 1. Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                         THIRTEEN            THIRTEEN
                                        WEEKS ENDED         WEEKS ENDED
                                     SEPTEMBER 2, 1995    AUGUST 27, 1994
                                     -----------------   -----------------

NET SALES                                $1,328,399          $1,035,132

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                         979,333             759,616
  Selling, General and
    Administrative Expenses                 281,804             221,329
  Interest Expense                           16,775               9,720
                                         ----------          ----------
                                          1,277,912             990,665
                                         ----------          ----------

Income Before Income Taxes                   50,487              44,467
Income Taxes                                 19,577              17,343
                                         ----------          ----------

NET INCOME                               $   30,910          $   27,124
                                         ==========          ==========

EARNINGS PER SHARE                             $.37                $.32
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE                $.17                $.15
                                               ====                ====

AVERAGE SHARES OUTSTANDING               83,758,000          84,901,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2, 1995
-------------------------------------------------------------------------------

Item 1. Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                TWENTY-SIX        TWENTY-SIX
                                                WEEKS ENDED       WEEKS ENDED
                                             SEPTEMBER 2, 1995   AUGUST 27, 1994
                                             -----------------  ----------------
Operating Activities
  Income from Continuing Operations
    Before Income Taxes                           $ 113,410          $ 100,170
  Depreciation and Amortization                      56,876             46,437
  Accreted Interest on Zero Coupon Notes              6,368              5,867
  Changes in Operating Assets and Liabilities,
    Net of Effects from Acquisitions                (86,072)           (45,256)
                                                  ---------          ---------
                                                     90,582            107,218
  Discontinued Operations
    Income from Operations Before Income Taxes          190              8,301
    Depreciation and Amortization                       700              4,775
    Changes in Net Operating Assets                      -              (6,196)
                                                  ---------          ---------
                                                        890              6,880

  Income Taxes Paid                                 (29,322)           (42,831)
                                                  ---------          ---------
    Net Cash Provided by Operations                  62,150             71,267
                                                  ---------          ---------

Investing Activities
  Purchase of Property, Plant and Equipment        (123,766)           (73,230)
  Purchase of Businesses, Net of Cash Acquired      (84,385)                -
  Intangible Assets Acquired                        (16,330)            (6,125)
  Investing Activities of Discontinued Operations        -             (11,407)
  Proceeds from Dispositions                        136,357             14,500
  Other                                              (3,637)            (1,084)
                                                  ---------          ---------
    Net Cash Provided (Used) by Investing
      Activities                                    (91,761)           (77,346)
                                                  ---------          ---------

Financing Activities
  Proceeds from Sale of Senior Notes                197,702                 -
  Proceeds (Payments) of Commercial Paper           (79,920)            59,549
  (Payments) of Sinking Fund Debentures             (44,980)            (2,130)
  Cash Dividends Paid                               (28,494)           (25,749)
  Acquisition of Stock for Treasury                  (8,969)           (33,623)
  Proceeds from the Sale of Stock                       470                549
                                                  ---------          ---------
    Net Cash Provided (Used) by Financing
      Activities                                     35,809             (1,404)
                                                  ---------          ---------

Increase (Decrease) in Cash                       $   6,198          $  (7,483)
                                                  =========          =========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2, 1995
-------------------------------------------------------------------------------

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

        The results of operations for the twenty-six weeks and thirteen weeks ended September 2, 1995 and August 27, 1994 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4- COMMITMENTS AND CONTINGENCIES

        The company had standby letters of credit of $30,740,000 and $31,390,000 at September 2, 1995 and March 4, 1995, respectively.

        The company is the defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are of such nature or involve such amounts as would not have a material effect on the financial statements of the company if decided adversely.

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2, 1995
-------------------------------------------------------------------------------

Item 1. Financial Statements:  (Continued)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

     We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of September 2, 1995, and the related condensed consolidated statements of income for the twenty-six and thirteen week periods ended September 2, 1995 and August 27, 1994, and the condensed consolidated statements of cash flows for the twenty-six week periods ended September 2, 1995 and August 27, 1994. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rite Aid Corporation and subsidiaries as of March 4, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 21, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 4, 1995, is fairly stated, in all material aspects, in relation to the consolidated balance sheet from which it has been derived. The company changed its method of accounting for investments in the fourth quarter of fiscal year 1995 to conform with Statement of Financial Accounting Standards No. 115.


                             KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
October 4, 1995

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2, 1995
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Net sales for the thirteen-week and twenty-six week periods ended September 2, 1995 were $1,328,399,000 and $2,683,240,000, respectively, representing
increases of  28.3% and 28.6% over the same periods in the prior year.   A
large portion of the sales gains can be attributed to the 224 Perry drugstores acquired on January 27, 1995. Excluding the revenues from the Perry stores, the sales increases were 10.4% for the quarter and 10.6% year to date. Same-store sales increased 6.8% for the thirteen weeks and 7.1% for the twenty-six weeks compared to 6.8% and 5.8% for the like periods last year. During the quarter, the Company added 51 drugstores, including 30 locations acquired from Pathmark in the New York metro area. Rite Aid also closed or sold 183 stores primarily in the Florida, Massachusetts and Rhode Island markets. These closings reflect the Company's continuing efforts to focus on markets which present opportunity for greater market share. This activity brought the total number of drugstores in operation to 2,704 as of September 2, 1995.

Cost of goods sold including occupancy costs, as a percentage of sales, was 73.7% and 73.6% for the current quarter and year-to-date period, respectively, compared to 73.4% and 73.3% for similar periods last year. Third party prescription sales continued to trend upward for the quarter, increasing to 62.3% of pharmacy sales from 58.4% a year earlier. These sales paid for by third-party plans typically provide a lower gross margin than other pharmacy sales.

Selling, general and administrative expenses amounted to 21.2% of sales for the quarter and 20.9% for the twenty-six weeks. Last year, the operating expenses to sales ratios were 21.4% and 21.0%, respectively. Despite the additional costs associated with the integration of the Perry acquisition, the current periods benefited from strong same-store sales gains and an aggressive expense control program.

Interest expense rose during the current fiscal year to $16,775,000 for the thirteen weeks and $33,031,000 year to date from $9,720,000 and $18,478,000 for the year-earlier periods. The higher expense resulted from increased borrowings by the Company used to finance the purchase of the Perry drugstores and other acquisitions. Contributing to the increased expense was the general rise in short term interest rates. The weighted average rate on the company's commercial paper was 6.0% and 6.1% for the quarter and twenty-six week period, respectively, compared to 4.5% and 4.2% for the same periods last year. In July 1995, the Company moved to reduce the amount of outstanding debt by redeeming its 9 5/8% sinking fund debentures totaling $44,980,000, with proceeds received from the sale of ADAP.

During the quarter, Rite Aid sold 37 drugstores and the assets of 72 other stores located in Florida to the Eckerd Corporation. In conjunction with the sale, the Company closed its Florida distribution center. Additionally, Rite Aid sold 33 stores and the assets of 21 other stores located in Massachusetts and Rhode Island to Brooks Pharmacy and CVS. The company also completed the sale of its nursing home pharmacy business. As a result of these transactions, the Company received approximately $85,300,000 in cash proceeds. The gain from these transactions will be used to offset the future obligations of the 72 leases in Florida not acquired by Eckerd, the remaining lease obligations of the Massachusetts and Rhode Island stores, and the costs associated with closing the Florida distribution center.

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2, 1995
-------------------------------------------------------------------------------

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

Working capital was $898,295,000 at September 2, 1995 compared to $795,995,000 at March 4, 1995, and the current ratios were 2.9:1 and 2.4:1, respectively. Cash provided by operations continues to be adequate to support operations, contribute to investing activities and fund dividend distributions to our shareholders. For the quarter and year-to-date period ended September 2, 1995, dividends rose 13.3% to $.17 and $.34, respectively, when compared to distributions of $.15 and $.30 in the previous year. Rite Aid's cash position was enhanced during the period by the proceeds received from the sale of the drugstores in Florida, Massachusetts and Rhode Island. These proceeds were utilized to purchase the New York Pathmark Stores.

The company maintains a $600,000,000 revolving credit commitment to provide additional borrowing capacity and support its commercial paper program. In July 1995, Rite Aid filed a Form S-3 Shelf Registration Statement for $375,000,000. Including $25,000,000 remaining on a previously filed shelf registration, the Company now has the ability to issue $400,000,000 in registered debt securities.

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2, 1995
-------------------------------------------------------------------------------

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

       Item 11. - Statement regarding computation of per share
                  earnings

       Item 15. - Copy of letter from independent accountants'
                  regarding unaudited interim financial information

       Item 27. - Financial Data Schedule (EDGAR Filing Only)

-------------------------------------------------------------------------------
                 RITE AID CORPORATION
                 FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 2, 1995
-------------------------------------------------------------------------------




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITE AID CORPORATION

                                            (Registrant)


Date:  October 4, 1995                  /S/ Frank Bergonzi
       --------------------------       ---------------------------

                                        Frank Bergonzi
                                        Executive Vice President,
                                        Chief Financial Officer