Form 10-Q
period 1995-12-02
RITE AID CORP
filed 1995-12-26
CIK 84129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 2, 1995

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
                                    YES   X                         NO
                                        ------                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      OUTSTANDING AT
                  CLASS OF COMMON STOCK              DECEMBER 2, 1995
                  ---------------------            --------------------
                     $1.00 PAR VALUE                83,758,467 SHARES

                              RITE AID CORPORATION



                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet as of December 2, 1995
          and March 4, 1995 . . . . . . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Statement of Income Thirty-Nine
          Weeks Ended December 2, 1995 and November 26, 1994. . . . . . . 4

          Condensed Consolidated Statement of Income Thirteen
          Weeks Ended December 2, 1995 and November 26, 1994. . . . . . . 5

          Condensed Consolidated Statement of Cash Flows
          Thirty-Nine Weeks Ended December 2, 1995 and
          November 26, 1994 . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements  . . . . . 7

          Independent Auditors' Report  . . . . . . . . . . . . . . . . . 9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . .10

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 12

---------------------------------------------------------------------------
                    RITE AID CORPORATION
                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

ASSETS                                           December 2, 1995    March 4, 1995
------                                           ----------------  ---------------
                                                     (UNAUDITED)

Current Assets
  Cash                                              $   28,273         $    7,148
  Accounts Receivable, Net                             251,308            239,859
  Inventories                                        1,218,234          1,070,346
  Prepaid Expenses and Other Current Assets             37,262             28,716
  Net Current Assets of Discontinued
    Operations                                              -              27,151
                                                    ----------         ----------

    Total Current Assets                             1,535,077          1,373,220
                                                    ----------         ----------

Property, Plant and Equipment                        1,575,700          1,427,091
  Less:  Accumulated Depreciation and
         Amortization                                  677,406            648,612
                                                    ----------         ----------

                                                       898,294            778,479
                                                    ----------         ----------
Intangible Assets
  Excess of Cost Over Underlying Equity in
    Subsidiaries (less accumulated amortiza-
    tion of $9,796 and $7,691)                         131,629             99,653
  Lease Acquisition Costs and Other
    Intangible Assets (less accumulated
    amortization of $120,316 and $108,679)             190,653            154,359
                                                    ----------         ----------

                                                       322,282            254,012
                                                    ----------         ----------

Other Assets                                            36,249             26,153
                                                    ----------         ----------

Net Noncurrent Assets of Discontinued
  Operations                                                -              40,743
                                                    ----------          ---------

                                                    $2,791,902         $2,472,607
                                                    ==========         ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

---------------------------------------------------------------------------
                      RITE AID CORPORATION
                      FORM 10-Q
                      FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------


Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES                          December 2, 1995      March 4, 1995
-----------                          ----------------     ---------------
                                        (UNAUDITED)
Current Liabilities
  Short-Term Debt and
    Current Maturities of Long-
    Term Debt                             $  251,171          $  137,553
  Accounts Payable                           279,205             273,128
  Income Taxes                                55,073              38,241
  Sales and Other Taxes Payable               10,549              13,796
  Accrued Expenses                            71,917              79,263
  Reserve for Restructuring and
    Other Charges                             19,830              35,244
                                          ----------          ----------

    Total Current Liabilities                687,745             577,225
                                          ----------          ----------

Long-Term Debt, Less Current Maturities      971,253             805,984
                                          ----------          ----------

Deferred Income Taxes                         73,221              77,586
                                          ----------          ----------

Stockholders' Equity
  Common Stock                                90,291              90,290
  Additional Paid-In Capital                  61,124              60,655
  Retained Earnings                        1,014,318             955,111
  Net Unrealized Gain on Marketable
    Securities                                    -                2,847
  Cumulative Pension Liability
    Adjustments                               (1,304)             (1,314)
  Treasury Stock, At Cost                   (104,746)            (95,777)
                                          ----------          ----------

                                           1,059,683           1,011,812
                                          ----------          ----------

                                          $2,791,902          $2,472,607
                                          ==========          ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

---------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------
Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                        THIRTY-NINE        THIRTY-NINE
                                        WEEKS ENDED        WEEKS ENDED
                                     DECEMBER 2, 1995    NOVEMBER 26, 1994
                                   -------------------   -----------------
NET SALES                                $4,015,036          $3,180,085

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                       2,960,998           2,334,994
  Selling, General and
    Administrative Expenses                 837,629             671,823
  Interest Expense                           49,546              28,956
                                         ----------          ----------
                                          3,848,173           3,035,773
                                         ----------          ----------

Income Before Income Taxes                  166,863             144,312
Income Taxes                                 64,910              56,280
                                         ----------          ----------

NET INCOME                               $  101,953          $   88,032
                                         ==========          ==========

EARNINGS PER SHARE                            $1.22               $1.04
                                              =====               =====

CASH DIVIDENDS PER COMMON SHARE               $ .51               $ .45
                                              =====               =====

AVERAGE SHARES OUTSTANDING               83,816,000          84,977,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

---------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------
Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                         THIRTEEN            THIRTEEN
                                        WEEKS ENDED         WEEKS ENDED
                                      DECEMBER 2, 1995    NOVEMBER 26, 1994
                                      ----------------    -----------------
NET SALES                                $1,331,796          $1,093,811

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                         985,454             805,412
  Selling, General and
    Administrative Expenses                 276,374             233,779
  Interest Expense                           16,515              10,478
                                         ----------          ----------
                                          1,278,343           1,049,669
                                         ----------          ----------

Income Before Income Taxes                   53,453              44,142
Income Taxes                                 20,793              17,214
                                         ----------          ----------

NET INCOME                               $   32,660          $   26,928
                                         ==========          ==========

EARNINGS PER SHARE                             $.39                $.32
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE                $.17                $.15
                                               ====                ====

AVERAGE SHARES OUTSTANDING               83,758,000          84,291,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

-----------------------------------------------------------------------------
                                RITE AID CORPORATION
                                FORM 10-Q
                                FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
-----------------------------------------------------------------------------
Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                                          THIRTY-NINE                   THIRTY-NINE
                                                                          WEEKS ENDED                   WEEKS ENDED
                                                                       DECEMBER 2, 1995              NOVEMBER 26, 1994
                                                                       ----------------              -----------------
Operating Activities
  Income from Continuing Operations
    Before Income Taxes                                                    $ 166,863                       $ 144,312
  Depreciation and Amortization                                               87,369                          71,282
  Accreted Interest on Zero Coupon Notes                                       9,499                           8,947
  Changes in Operating Assets and Liabilities,
    Net of Effects from Acquisitions                                        (231,726)                        (47,747)
                                                                           ---------                       ---------
                                                                              32,005                         176,794
  Discontinued Operations
    Income from Operations Before Income Taxes                                   190                           7,388
    Depreciation and Amortization                                                700                           7,196
    Changes in Net Operating Assets                                                -                          (7,806)
                                                                          ----------                       ----------
                                                                                 890                           6,778

  Income Taxes Paid                                                          (29,822)                        (52,549)
                                                                           ---------                       ---------
    Net Cash Provided by Operations                                            3,073                         131,023
                                                                           ---------                       ---------

Investing Activities
  Purchase of Property, Plant and Equipment                                 (206,916)                       (120,167)
  Purchase of Businesses, Net of Cash Acquired                               (95,374)                        (51,205)
  Intangible Assets Acquired                                                 (21,183)                         (8,968)
  Investing Activities of Discontinued Operations                                  -                         (12,206)
  Proceeds from Dispositions                                                 136,928                          86,289
  other                                                                      (11,248)                          1,715
                                                                           ---------                       ---------
    Net Cash Provided (Used) by Investing
      Activities                                                            (197,793)                       (104,542)
                                                                           ---------                       ---------

Financing Activities
  Proceeds from Sale of Senior Notes                                         197,702                              -
  Proceeds (Payments) of Commercial Paper                                    114,368                          58,049
  (Payments) of Sinking Fund Debentures                                      (44,980)                        (16,020)
  Cash Dividends Paid                                                        (42,746)                        (37,997)
  Acquisition of Stock for Treasury                                           (8,969)                        (33,780)
  Proceeds from the Sale of Stock                                                470                           1,004
                                                                           ---------                       ---------
    Net Cash Provided (Used) by Financing
      Activities                                                             215,845                         (28,744)
                                                                           ---------                       ---------

Increase (Decrease) in Cash                                                $  21,125                       $  (2,263)
                                                                           =========                       =========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

---------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------
ITEM 1.  Financial Statements:  (Continued)

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

        The results of operations for the thirty-nine weeks and thirteen weeks ended December 2, 1995 and November 26, 1994 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4- COMMITMENTS AND CONTINGENCIES

        The company had standby letters of credit of $34,198,000 and $31,390,000 at December 2, 1995 and March 4, 1995, respectively.

        The company is the defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are of such nature or involve such amounts as would not have a material effect on the financial statements of the company if decided adversely.

---------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------
NOTE 5 - REVCO ACQUISITION

         On December 4, 1995, Rite Aid commenced its cash tender offer to purchase 50.1% of the shares of common stock of Revco D. S., Inc. at a price of $27.50 per share in cash. The remainder of the outstanding Revco shares would be converted into Rite Aid stock in a second-step merger based on formulas set forth in the merger agreement announced on November 30, 1995, and described in the tender offer materials. The tender offer will expire at 12:00 midnight, New York City time, on Tuesday, January 2, 1996, unless the offer is extended. The tender offer is not conditioned on obtaining financing. The total value of the transaction is approximately $1.8 billion. The acquisition was approved by each company's Board of Directors, and should be completed by March 31, 1996.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 121 "Accounting for the impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The statement establishes standards for accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long lived assets and certain identifiable intangibles to be disposed of. The statement is effective for financial statements for fiscal years beginning after December 15, 1995. Management does not expect the adoption of the standard to have a material impact on the financial statements of the Company.

         In October 1995, the FASB issued SFAS 123 "Accounting for Stock
         Based Compensation." The statement permits a company to chose to account for its stock-based compensation arrangements under either the new fair value based method, or the current intrinsic method prescribed under APB Opinion 25. For companies electing to continue to report under APB 25, the statement requires pro forma disclosure of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. The statement is effective for fiscal years beginning after December 15, 1995. Management intends to continue to report its stock based compensation under the provisions of APB 25. The pro forma effects on income have not been determined.

---------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------

Item 1.  Financial Statements:  (Continued)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

     We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of December 2, 1995, and the related condensed consolidated statements of income for the thirty-nine and thirteen week periods ended December 2, 1995 and November 26, 1994, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended December 2, 1995 and November 26, 1994. These financial statements are the responsibility of the Company's management.

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


                                        KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
December 26, 1995

---------------------------------------------------------------------------
                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Net sales for the thirteen-week and thirty-nine week periods ended December 2, 1995 were $1,331,796,000 and $4,015,036,000, respectively, representing increases of 21.8% and 26.3% over the same periods in the prior year. Included in the sales amounts were revenues generated by the 224 Perry drugstores acquired on January 27, 1995 of $181,640,000 for the quarter and $558,186,000 year to date. Same-store sales increased 6.6% for the thirteen weeks and 7.0% for the thirty-nine weeks compared to 8.1% and 6.5% for like periods last year. During the quarter, the Company added 51 drugstores, closed 22, and expanded or relocated 60 units to the 10,000 square foot store size. Since the beginning of the fiscal year, 93 stores were opened, 205 were closed or sold, and 144 were enlarged or relocated. Revenues from the closed stores included in the fiscal 1995 third quarter amounted to $61,374,000. As of December 2, 1995, the company operated 2,717 drugstores.

Cost of goods sold including occupancy costs, as a percentage of sales, was 74.0% and 73.7% for the current quarter and year-to-date period, respectively, compared to 73.6% and 73.4% for the respective year-earlier periods. The growth of third party prescription sales, which have lower margins than other pharmacy sales, continued to pressure gross profits. Third party prescription sales accounted for 64.0% of pharmacy revenues for the thirteen weeks and 62.3% for the thirty-nine weeks ended December 2, 1995. For the comparable periods last year, third party to pharmacy sales were 58.9% and 58.3%, respectively.

Selling, general and administrative expenses amounted to 20.8% of sales for the quarter and 20.9% for the thirty-nine weeks. Last year, the operating expenses to sales ratios were 21.4% and 21.1%, respectively. The current third quarter reflects the expense savings associated with Perry's headquarters closed for the entire thirteen week period. In addition, fiscal 1996 benefited from leveraging operating expenses against strong same-store sales increases and an aggressive expense control program.

Interest expense rose during the current fiscal year to $16,515,000 for the thirteen weeks and $49,546,000 year to date from $10,478,000 and $28,956,000 for the year-earlier periods. The higher expense resulted from increased borrowings by the Company used to finance the purchase of the Perry drugstores and other acquisitions. Contributing to the increased expense was the general rise in short term interest rates. The weighted average rate on the company's commercial paper was 6.0% and 6.1% for the quarter and thirty-nine week period, respectively, compared to 5.0% and 4.5% for the same periods last year. In July 1995, the Company moved to eliminate its highest rate debt by redeeming the 9 5/8% sinking fund debentures totaling $44,980,000, with proceeds received from the sale of ADAP.

The reserve for restructuring and other charges remains adequate to cover the unsettled leases of the 200 drugstores closed during fiscal 1995. The company continues to negotiate with landlords of the closed stores to terminate their leases. Where favorable terms cannot be agreed upon, the Company will endeavor to sublet the locations until the leases expire.

---------------------------------------------------------------------------

                             RITE AID CORPORATION
                             FORM 10-Q
                             FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (CONTINUED)


Working capital was $847,332,000 at December 2, 1995 compared to $795,995,000 at March 4, 1995, and the current ratios were 2.2:1 and 2.4:1, respectively. Typically, cash provided by operations is adequate to support operations, contribute to investing activities and fund dividend distributions to our shareholders. For the thirty-nine weeks ended December 2, 1995, cash from operations was impacted by an increase in inventory without a corresponding increase in accounts payable. The inventory increase reflects: Christmas merchandise, the build-up of private label inventories for the Perry stores to support the name change to Rite Aid, merchandise for the new price and product advertising campaign launched in December, and cold and flu remedies stock at the stores. Also, the new 10,000 square foot format and the large Perry store size allow for additional merchandise. The usual terms for much of the seasonal merchandise requires payment by the first of December. As a result, there were vendor invoices that were paid during the period ended December 2, 1995 that would have been outstanding as of the end of last year's third quarter at November 26, 1994.

The company has a $600,000,000 revolving credit commitment to provide additional borrowing capacity and support its commercial paper program. In July 1995, Rite Aid filed a Form S-3 Shelf Registration Statement for $375,000,000. Including $25,000,000 remaining on a previously filed shelf registration, the Company has the ability to issue $400,000,000 in registered debt securities.

On December 4, 1995, Rite Aid commenced its cash tender offer to purchase 50.1% of the shares of common stock of Revco D. S., Inc. at a price of $27.50 per share in cash. The remainder of the outstanding Revco shares would be converted into Rite Aid stock in a second-step merger based on formulas set forth in the merger agreement announced on November 30, 1995, and described in the tender offer materials. The tender offer will expire at 12:00 midnight, New York City time, on Tuesday, January 2, 1996, unless the offer is extended. The tender offer is not conditioned on obtaining financing. The total value of the transaction is approximately $1.8 billion. The acquisition was approved by each company's Board of Directors, and should be completed by March 31, 1996.

Rite Aid is in the process of establishing a $2.5 billion five-year revolving credit facility in the syndicated bank market. Borrowings under this credit facility will be used for the Revco acquisition, to refinance certain existing debt of Rite Aid and Revco, and for working capital and general corporate purposes. This new credit facility will replace the existing $600,000,000 revolving credit commitment.

---------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K:


  (a)  Exhibits

       Item 11. - Statement regarding computation of per share earnings

       Item 15. - Copy of letter from independent accountants' regarding unaudited interim financial information

       Item 27. - Financial Data Schedule (EDGAR Filing Only)


  (b)  Reports on Form 8-K

       The registrant filed a Form 8-K dated November 29, 1995 with the Securities and Exchange Commission. The filing disclosed that on November 29, 1995, Rite Aid Corporation (the "Registrant") and its wholly owned subsidiary, Ocean Acquisition Corporation (the "Purchaser"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Revco D.S., Inc. ("Revco") which provides for the merger of the Purchaser with and into Revco and for the Purchaser to make a cash tender offer (the "Offer") for at least 50.1% of the outstanding shares of common stock, par value $.01, of Revco (the "Shares") on a fully diluted basis at a price of $27.50 per Share. Pursuant to the Merger Agreement, the Offer will be followed by a second-step merger in which each Share not acquired in the Offer will be converted into the right to receive the Registrant's common stock, par value $1.00 per share, and/or, under certain circumstances, cash.

---------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED DECEMBER 2, 1995
---------------------------------------------------------------------------




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITE AID CORPORATION

                                           (Registrant)


Date:  December 26, 1995                /S/ Frank Bergonzi
       -------------------------        ------------------------

                                        Frank Bergonzi
                                        Executive Vice President,
                                        Chief Financial Officer