Form 10-K405
period 1996-03-02
RITE AID CORP
filed 1996-05-31
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



/x/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 2, 1996 (FEE REQUIRED).

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ (NO FEE REQUIRED).

Commission File Number 1-5742

                              RITE AID CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       23-1614034
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

30 Hunter Lane, Camp Hill, Pennsylvania                     17011
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (717) 761-2633

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
       Title of Each Class                               on Which Registered
       -------------------                               -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on May 10, 1996 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was $2,288,676,000.

The registrant's Common Stock outstanding at May 10, 1996 was 83,880,661 shares, par value $1.00 per share.

Portions of the Annual Report to Stockholders for the year ended March 2, 1996 are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement prepared for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                              RITE AID CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                  Caption                              Page
                                  -------                              ----

PART I

         Item 1.  Business...........................................   1
         Item 2.  Properties.........................................   2
         Item 3.  Legal Proceedings..................................   3
         Item 4.  Submission of Matters to a Vote of Security
                   Holders...........................................   4

Unnumbered Item. Executive Officers of the Registrant................   4

PART II

         Item 5.  Market for the Registrant's Common Equity
                   and Related Stockholder Matters...................   8
         Item 6.  Selected Financial Data............................   8
         Item 7.  Management's Discussion and Analysis
                   of Results of Operations and
                   Financial Condition...............................   8
         Item 8.  Financial Statements and Supplementary Data........   9
         Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...............   9

PART III

         Item 10. Directors and Executive Officers
                   of the Registrant.................................   9
         Item 11. Executive Compensation.............................   9
         Item 12. Security Ownership of Certain
                   Beneficial Owners and Management..................   9
         Item 13. Certain Relationships and Related Transactions.....  10

PART IV

         Item 14. Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K.................  10

                                     PART I

ITEM 1.  BUSINESS

         (a)      General Development of Business

                  The information set forth on the inside front cover under the caption "Our Business," and under the captions "Prescription for Success," "Aggressive Real Estate Growth," "Getting Our Message Across," "Intelligent Technology Leadership" and "Committed to Our Communities," commencing on page 5 and ending on page 12 of the Registrant's 1996 Annual Report to Stockholders ("1996 Annual Report"), filed as an exhibit to this Annual Report on Form 10-K, is incorporated herein by reference, excluding any projections and forecasts, all of which shall not be deemed a part of this Annual Report on Form 10-K.

         (b)      Financial Information About Industry Segments

                  As part of a restructuring strategy announced by the Registrant on January 7, 1994, the Registrant authorized the sale of its non-drugstore businesses, namely its auto parts retailing business, its chain of discount bookstores, its chain of retail dry cleaning stores and its plasma collection centers. Commencing in fiscal year 1994, all of such businesses were reclassified as discontinued operations. During fiscal year 1995, the discount bookstores, retail dry cleaning stores and plasma collection centers were sold. The auto parts stores were sold in May 1995 to an investment group for approximately $59.3 million. Consequently, the Registrant's business is classified solely within the retail drug industry.

         (c)      Narrative Description of Business

                  The information set forth under the captions
"Prescription for Success," "Aggressive Real Estate Growth," "Getting Our Message Across," "Intelligent Technology Leadership," "Committed to Our Communities" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" commencing on page 5 and ending on page 18 of the 1996 Annual Report, is incorporated herein by reference, excluding any projections and forecasts, all of which shall not be deemed a part of this Annual Report on Form 10-K. At March 2, 1996, the Registrant employed approximately 35,700 persons.

         (d)      Financial Information About Foreign and Domestic and
Export Sales

                  Not Applicable.

ITEM 2.  PROPERTIES

         The Registrant's general offices and corporate headquarters are located in a 205,000 square foot building in Camp Hill, Pennsylvania owned by the Registrant. The Registrant's principal retail store distribution center encompasses 350,000 square feet in Shiremanstown, Pennsylvania. In addition to the principal store distribution center, the Registrant operates four other distribution centers: the Registrant's Rome, New York retail store distribution center, which has 291,000 square feet; the Registrant's Nitro, West Virginia distribution center, which has 280,000 square feet; the Registrant's Winnsboro, South Carolina distribution center which has 265,000 square feet; and the Registrant's Pontiac, Michigan distribution center which has 370,000 square feet. With the exception of the Pontiac, Michigan facility, the Registrant owns each of its distribution centers. The Michigan distribution center is leased under a capitalized lease and was financed with an industrial revenue bond issue. The lease expires in 2009, at which time the Registrant has the option to purchase the facility for $100. The South Carolina, West Virginia and New York distribution centers are subject to liens arising under industrial development authority financing. The Registrant has the capacity to supply approximately 3,400 stores. The Registrant's Melbourne, Florida distribution center was closed in August 1995 and is currently for sale.

         The Registrant leases most of its drugstore facilities under noncancelable operating leases, many of which expire within ten to fifteen years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of the Registrant's leases contain renewal options, some of which involve rent increases. At March 2, 1996, the Registrant had 2,759 retail drugstores.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Annual Report on Form 10-K, the following is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on June 26, 1996.

         The following is a list of names and ages of all of the executive officers of the Registrant, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been appointed to serve until the next annual election of officers (which shall occur on June 26, 1996) and until their successors are appointed, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the Registrant.


                                                                              First
                                               Offices and                   Elected
     Name                  Age                Positions Held                an Officer
     ----                  ---                --------------                ----------

Martin L. Grass            42               Chairman of the Board,              1980
                                            Chief Executive Officer
                                            and Director

Timothy J. Noonan          54               President, Chief Operating          1973
                                            Officer and Director

Frank M. Bergonzi          50               Executive Vice President            1977

Franklin C. Brown          68               Executive Vice President            1969
                                            and Director

Kevin J. Mann              43               Executive Vice President            1988

Richard J. Varmecky        43               Treasurer                           1987

I. Lawrence Gelman         49               Secretary                           1981

Elliot S. Gerson           54               Senior Vice President               1995

Wayne Gibson               37               Senior Vice President               1994

Charles R. Kibler          49               Senior Vice President               1987

Philip D. Markovitz        55               Senior Vice President               1974

Ronald A. Miller           56               Senior Vice President               1981

Robert R. Souder           56               Senior Vice President               1972

Joseph S. Speaker          37               Senior Vice President               1991

James M. Talton            50               Senior Vice President               1995

Kent L. Whiting            36               Senior Vice President               1992

         Each of the executive officers listed above has served the Registrant or its subsidiaries in various executive capacities for the past five years, except for the following individuals:

         Mr. Grass has been Chairman of the Board and Chief Executive Officer of the Registrant since March 4, 1995. Previously, Mr.
Grass was President and Chief Operating Officer of the Registrant for more than five years.

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

         Mr. Varmecky was appointed Treasurer of the Registrant in July 1995. Previously, Mr. Varmecky held the positions of Assistant Vice
President and Corporate Controller of the Registrant for more than five years.

         Mr. Gelman was appointed Associate Counsel and Secretary of the Registrant on January 11, 1995. Previously, Mr. Gelman held the positions of Assistant Vice President and Assistant Secretary of the Registrant for more than five years.

         Mr. Gerson joined the Registrant as Senior Vice President and Assistant Chief Legal Counsel in November 1995. Previously, Mr. Gerson was a partner in the law firm of Bolger, Picker, Hankin & Tannenbaum from May 1993 until joining the Registrant, and a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen from May 1984 to May 1993.

         Mr. Gibson was appointed Senior Vice President of Distribution and Logistics in July 1995. Mr. Gibson joined the Registrant as Senior Vice President of Planning in June 1994. Prior thereto he was a

Partner and Director of the Retail and Distribution Practice Group in the Atlanta office of DeLoitte & Touche for more than five years.

         Mr. Kibler was appointed Senior Vice President of Drugstore Operations on March 4, 1995. Previously, Mr. Kibler served as Vice President of Drugstore Operations for the Registrant for more than five years.

         Mr. Speaker was appointed Senior Vice President of Accounting and Administration on May 24, 1996. Previously, Mr. Speaker served as Vice President and Retail Controller since April 1993. From February 1991 until his appointment as Vice President, he had the positions of Assistant Vice President and Retail Controller. Mr. Speaker attained the status of Retail Controller in June 1989.

         Mr. Talton was appointed Senior Vice President of Human Resources in November 1995. Mr. Talton joined the Registrant on April 1, 1995 as Vice President of Human Resources. For the year prior to his employment with the Registrant, he was a Senior Vice
President for Executive Assets Company. Prior thereto he held the position of Director of Employee and Labor Relations for PECO
Energy Company since 1989.

         Mr. Whiting was appointed Senior Vice President of Information Services on April 18, 1996. He rejoined the Registrant in February
1996 as Vice President of Strategic Business Solutions.  From March
1995 until rejoining the Registrant, Mr. Whiting was Vice President of Operations for ADT Data Systems. Prior thereto, he held the positions of Assistant Vice President and Director of Strategic Business Solutions for the Registrant since 1988.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The information set forth under the caption "Common Stock and Dividends," which appears on the inside back cover page of the Registrant's 1996 Annual Report, is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under the caption "Ten-Year
Financial Review," which appears on pages 34 and 35 of the Registrant's 1996 Annual Report, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," which appears on pages 14 through 18 of the Registrant's 1996 Annual Report, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statement information which appears on pages 20 through 33 of the Registrant's 1996 Annual Report is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the executive officers of the Registrant, reference is made to "Executive Officers of the Registrant," set forth as an unnumbered item in Part I of this Annual Report on Form 10-K. The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders to be held June 26, 1996 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the caption "Compensation of Executive Officers" in the Registrant's Proxy Statement for the
1996 Annual Meeting of Stockholders to be held June 26, 1996 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" in the

Registrant's Proxy Statement for the 1996 Annual Meeting of
Stockholders to be held June 26, 1996 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Related Party Transactions" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders to be held June 26, 1996 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

         (a)      List of Documents Filed as Part of this Report

                  (1)    Financial Statements

                         The following consolidated financial statements of
the Registrant and its subsidiaries, required to be included in Part II, Item 8 of this Annual Report on Form 10-K, are included in the 1996 Annual Report and are incorporated herein by reference:

                         Independent Auditors' Report

                         Consolidated Balance Sheets - March 2, 1996 and March 4, 1995

                         Consolidated Statements of Income - Each of the years in the three year period ended March 2, 1996

                         Consolidated Statements of Stockholders' Equity - Each of the years in the three year period ended March 2, 1996

                         Consolidated Statements of Cash Flows - Each of the years in the three year period ended March 2, 1996

                         Notes to Consolidated Financial Statements

                  (2)      Financial Statement Schedules

                           The following additional information for the years
1996, 1995 and 1994 is included in Part IV of this Report:

                                                                       Page No.

         Schedule II - Valuation and Qualifying Accounts                 15

         Independent Auditors' Report                                    16

                           All other schedules are omitted because they are not
required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.

                           Financial statements of 50% or less owned companies
have been omitted since they do not constitute significant subsidiaries.

                  (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


Exhibit                                                                            Incorporation
Numbers                     Description                                           by Reference to
- -------                     -----------                                           ---------------

 (2)          Not Applicable                                                            -----

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

              Amendment to Articles of Incorporation                            Exhibit (3) to Form 10-K
              filed July 18, 1986                                               filed May 26, 1987

              Amendment to Articles of Incorporation                            Exhibit (3) to Form 10-K
              filed July 14, 1987                                               filed May 27, 1988

              Amendment to Certificate of Incorporation                         Exhibit (3) to Form 10-K
              filed September 2, 1993                                           filed May 31, 1995

   (ii)       By-laws                                                           Exhibit (3a) to Form S-1
                                                                                Registration Statement
                                                                                filed April 26, 1968

              Amendments to By-laws approved                                    Exhibit (3) to Form 10-K
              April 6, 1983                                                     filed May 29, 1983

 (4)          The rights of security holders of                                          -----
              Registrant are defined by a) the Laws
              of the State of Delaware, b) the
              Certificate of Incorporation of
              Registrant and c) the By-laws of
              Registrant.  The Certificate of
              Incorporation and By-laws of
              Registrant are hereby incorporated by
              reference in accordance with Exhibit
              (3) above.

              Preferred Stock Purchase Rights                                   Exhibits 1 and 2 to Form
                                                                                8-A filed April 12, 1989

 (9)          Not Applicable                                                              -----

(10)(i)       Not Applicable                                                              -----

   (ii)       Not Applicable                                                              -----

  (iii)       Salary Continuation Agreement with                                Exhibit (10)(iii) to Form
              Key Officers*                                                     10-K filed May 29, 1983

              1983 Employee Stock Option Plan*                                  Exhibit B to Proxy
                                                                                Statement dated May 25,
                                                                                1983

              1990 Omnibus Stock Incentive Plan,                                Exhibit A to Proxy
              as amended*                                                       Statement dated May 25,
                                                                                1990 and Proxy Statements
                                                                                dated June 3, 1994 and
                                                                                June 7, 1995

              Annual Performance-Based Incentive                                Included in Proxy
              Program*                                                          Statement dated June 7,
                                                                                1995

              Deferred Compensation Agreement*                                  Included herein

(11)          Statement Regarding Computation of Per                            Included herein
              Share Earnings

(12)          Not Applicable                                                              -----

(13)          1996 Annual Report to Stockholders                                Included herein

(16)          Not Applicable                                                              -----

(18)          Not Applicable                                                              -----

(21)          Registrant's Subsidiaries                                         Included herein

(22)          Not Applicable                                                              -----



- -----------------------

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

         (b)      Report on Form 8-K

                  No Reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 1996                RITE AID CORPORATION
                                    (Registrant)


                                    By: /s/Martin L. Grass
                                        ----------------------------
                                        Martin L. Grass, Chairman of
                                        the Board of Directors and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, which include the Principal Executive Officer, the Principal Accounting and Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

May 30, 1996 /s/Martin L. Grass         May 30, 1996  /s/Alex Grass
             --------------------                     --------------------
             Martin L. Grass                          Alex Grass
             Chairman of the Board                    Director
             of Directors and Chief
             Executive Officer

May 30, 1996 /s/Frank M. Bergonzi       May 30, 1996  /s/Timothy J. Noonan
             --------------------                     --------------------
             Frank M. Bergonzi                        Timothy J. Noonan
             Chief Accounting                         Director
             and Financial Officer

May 30, 1996 /s/Franklin C. Brown       May 30, 1996  /s/Leonard N. Stern
             --------------------                     --------------------
             Franklin C. Brown                        Leonard N. Stern
             Director                                 Director

Rite Aid Corporation and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
(dollars in thousands)

- --------------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                BALANCE AT       ------------------------------------                     BALANCE
                                BEGINNING             CHARGED TO        CHARGED TO                        AT END OF
    DESCRIPTION                 OF PERIOD        COSTS AND EXPENSES   OTHER ACCOUNTS     DEDUCTIONS        PERIOD
- --------------------------------------------------------------------------------------------------------------------

 Allowance for
 Uncollectable Accounts:

     Fiscal year ended,          $5,079                $16,785                           $16,319           $5,545
           March 2, 1996

     Fiscal year ended,             342                 22,938          $3,769 (a)        21,970            5,079
           March 4, 1995

     Fiscal year ended,             168                 22,570                            22,396              342
       February 26, 1994
- --------------------------------------------------------------------------------------------------------------------


(a) Allowance for doubtful accounts acquired from Perry Drugstores on January 11, 1995.

                        INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Rite Aid Corporation

Under date of April 24, 1996, we reported on the consolidated balance sheets of Rite Aid Corporation and subsidiaries as of March 2, 1996 and March 4, 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended March 2, 1996, which are incorporated by reference in the Company's annual
report on Form 10-K.   In connection with our audits of the aforementioned
consolidated financial statements, we also audited the related consolidated financial statement schedule in the Company's annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in fiscal year 1995.


                                                       KPMG Peat Marwick LLP


Harrisburg, Pennsylvania
April 24, 1996

                                  EXHIBIT INDEX

Exhibit No.                        Description

10                Deferred Compensation Agreement.

11                Statement Regarding Computation of Per Share Earnings.

13                1996 Annual Report to Stockholders.

21                Registrant's Subsidiaries.

23                Consent of Independent Certified Public Accountants.

27                Financial Data Schedule. (EDGAR Filing Only)