Form 10-Q
period 1996-06-01
RITE AID CORP
filed 1996-07-12
CIK 84129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 1, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO
                                                -----    -----

                          COMMISSION FILE NUMBER 1-5742

                              RITE AID CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                           23-1614034
     (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

              30 HUNTER LANE                             17011
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

                   YES   X                         NO
                       -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              OUTSTANDING AT
             CLASS OF COMMON STOCK             JUNE 1, 1996
             ---------------------            --------------

                $1.00 par value               83,880,828 shares


Total number of sequentially numbered pages in this filing, including exhibits thereto: 16 .
        ----

                              RITE AID CORPORATION



                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet June 1, 1996
          and March 2, 1996. . . . . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Statement of Income Thirteen
          Weeks Ended June 1, 1996 and June 3, 1995. . . . . . . . . . 4

          Condensed Consolidated Statement of Cash Flows
          Thirteen Weeks Ended June 1, 1996 and June 3, 1995 . . . . . 5

          Notes to Condensed Consolidated Financial Statements . . . . 6

          Independent Auditors' Report . . . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . 9

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  12

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                      RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


ASSETS                                       June 1, 1996       March 2, 1996
- ------                                       -------------      -------------
                                              (UNAUDITED)
Current Assets
  Cash                                        $    9,223         $    3,131
  Accounts Receivable, Net                       256,824            246,966
  Inventories                                  1,148,463          1,170,747
  Prepaid Expenses and Other
    Current Assets                                56,234             44,204
                                              ----------         ----------

    Total Current Assets                       1,470,744          1,465,048
                                              ----------         ----------

Property, Plant and Equipment                  1,779,342          1,677,510
  Less:  Accumulated Depreciation and
         Amortization                            727,625            697,961
                                              ----------         ----------

    Total Property Plant & Equipment, Net      1,051,717            979,549
                                              ----------         ----------

Intangible Assets
   Excess of Cost Over Underlying Equity in
     Subsidiaries                                140,527            141,266
   Lease Acquisition Costs and Other
     Intangible Assets                           200,209            197,129
                                              ----------         ----------

     Total Intangible Assets                     340,736            338,395
                                              ----------         ----------

Other Assets                                      59,328             59,003
                                              ----------         ----------

     Total Assets                             $2,922,525         $2,841,995
                                              ==========         ==========


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

Item 1.  Financial Statements:  (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES                                  June 1, 1996         March 2, 1996
- -----------                                  ------------         -------------
                                             (UNAUDITED)
Current Liabilities
  Short-Term Debt and
    Current Maturities of Long-
    Term Debt                                 $  259,146          $  232,811
  Accounts Payable                               287,213             271,782
  Income Taxes                                    58,946              42,463
  Sales and Other Taxes Payable                   11,179              13,913
  Accrued Expenses                                63,874              50,158
  Reserve for Restructuring and
    Other Charges                                 11,475              18,872
                                              ----------          ----------

    Total Current Liabilities                    691,833             629,999
                                              ----------          ----------

Long-Term Debt, Less Current Maturities          995,942             994,321
                                              ----------          ----------

Deferred Income Taxes                            113,317             114,056
                                              ----------          ----------

    Total Liabilities                          1,801,092           1,738,376
                                              ----------          ----------
Stockholders' Equity
  Common Stock                                    90,413              90,380
  Additional Paid-In Capital                      63,217              62,623
  Retained Earnings                            1,072,982           1,055,795
  Cumulative Pension Liability Adjustments          (433)               (433)
  Treasury Stock, At Cost                       (104,746)           (104,746)
                                              ----------          ----------

    Total Stockholders' Equity                 1,121,433           1,103,619
                                              ----------          ----------

    Total Liabilities and Stockholders'
      Equity                                  $2,922,525          $2,841,995
                                              ==========          ==========


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

Item 1. Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                             THIRTEEN           THIRTEEN
                                           WEEKS ENDED        WEEKS ENDED
                                           June 1, 1996       June 3, 1995
                                           ------------       ------------

NET SALES                                   $1,405,302         $1,354,841

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                          1,034,127            996,211
  Selling, General and
    Administrative Expenses                    284,391            279,451
  Interest Expense                              17,787             16,256
  Nonrecurring Charge Related to
    Revco D.S., Inc. Acquisition Costs          16,057                  -
                                            ----------         ----------

                                             1,352,362          1,291,918
                                            ----------         ----------

Income Before Income Taxes                      52,940             62,923
Income Taxes                                    20,224             24,540
                                            ----------         ----------

NET INCOME                                  $   32,716         $   38,383
                                            ==========         ==========

EARNINGS PER SHARE                          $      .39         $      .46
                                            ==========         ==========

CASH DIVIDENDS PER COMMON SHARE             $     .185         $      .17
                                            ==========         ==========

AVERAGE SHARES OUTSTANDING                  83,865,000         83,930,000
                                            ==========         ==========



See accompanying independent auditors' report and notes to condensed consolidated financial statements.

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

Item 1. Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                 THIRTEEN            THIRTEEN
                                                WEEKS ENDED         WEEKS ENDED
                                                June 1, 1996       June 3, 1995
                                                ------------       ------------
Operating Activities
  Income from Continuing Operations
    Before Income Taxes                            $  52,940          $  62,923
  Depreciation and Amortization                       34,800             28,470
  Accreted Interest on Zero Coupon Notes               3,233              3,180
  Changes in Operating Assets and Liabilities,
    Net of Effects from Acquisitions                  17,383            (19,985)
                                                   ---------          ---------
                                                     108,356             74,588
  Discontinued Operations
    Income from Operations Before Income Taxes            -                 190
    Depreciation and Amortization                         -                 700
                                                   ---------          ---------
                                                          -                 890
  Income Taxes Paid                                   (2,698)            (2,105)
                                                   ---------          ---------

    Net Cash Provided by Operations                  105,658             73,373
                                                   ---------          ---------

Investing Activities
  Purchase of Property, Plant and Equipment         (100,519)           (62,723)
  Purchase of Businesses, Net of Cash Acquired            -             (15,143)
  Intangible Assets Acquired                          (8,423)           (16,660)
  Proceeds from the Sale of Discontinued
    Operations                                            -              51,055
  Other                                                 (445)            (3,016)
                                                   ---------          ---------
    Net Cash Used by Investing Activities           (109,387)           (46,487)
                                                   ---------          ---------

Financing Activities
  Proceeds from the Sale of Long-Term Debt
    Securities                                            -             197,702
  Proceeds (Payments) of Short-Term Debt              24,739           (199,300)
  Cash Dividends Paid                                (15,529)           (14,247)
  Acquisition of Stock for Treasury                       -              (8,969)
  Proceeds from the Sale of Stock                        611                460
                                                   ---------          ---------
    Net Cash Provided (Used) by Financing
      Activities                                       9,821            (24,354)
                                                   ---------          ---------

Increase in Cash                                   $   6,092          $   2,532
                                                   =========          =========


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

Item 1. Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1- BASIS OF PRESENTATION

   The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has not been included in this report; however, such information reflects all adjustments (consisting primarily of normal recurring adjustments and a one time charge for expenses incurred related to the proposed Revco acquisition) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The report of KPMG Peat Marwick LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

   The results of operations for the thirteen weeks ended June 1, 1996 and June 3, 1995 are not necessarily indicative of the results to be expected for the full year.

   NOTE 2- EARNINGS PER SHARE

   Earnings per share were computed by dividing net income by the weighted average number of common stock shares outstanding during the periods.

   NOTE 3- NONRECURRING CHARGE

   On April 17, 1996, the Federal Trade Commission (FTC) voted to deny approval of Rite Aid's proposed acquisition with Revco D.S., Inc. As a result of the FTC's action, Rite Aid charged approximately $16,057,000 against earnings for costs related to the proposed acquisition in the first quarter of the current fiscal year. The charge had the effect of reducing net income approximately $.12 per share for the thirteen week period ended June 1, 1996.

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

Item 1. Financial Statements: (Continued)

     NOTE 4- COMMITMENTS AND CONTINGENCIES

     The Company had standby letters of credit of $33,227,000 and $30,200,000 at June 1, 1996 and June 3, 1995, respectively.

     The Company is the defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are of such nature or involve such amounts as would not have a material effect on the financial statements of the company if decided adversely.

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

Item 1. Financial Statements: (Continued)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

     We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of June 1, 1996, and the related condensed consolidated statements of income and cash flows for the thirteen week periods ended June 1, 1996 and June 3, 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rite Aid Corporation and subsidiaries as of March 2, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 24, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 2, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                      KPMG PEAT MARWICK LLP


Harrisburg, Pennsylvania
July 12, 1996

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Net sales for the thirteen-week period ended June 1, 1996 increased 3.7% to $1,405,302,000 compared to the prior fiscal year's first quarter sales of $1,354,841,000. The first quarter of the prior year included revenues of approximately $67,000,000 from sales generated by the 109 stores in Florida which were sold to Eckerd and the 54 stores in Massachusetts and Rhode Island which were sold to CVS and Brooks in August 1995. The nursing home line of business, which was sold during the second quarter of the fiscal year 1996, contributed $14,000,000 of sales to the first quarter of the prior year. Sales growth, after adjustments for the stores sold and discontinued lines of business, reflected an increase of approximately 11.3% over the previous fiscal year. The gain was fueled by same-store sales increases of 6.7% for the current period, compared to 7.6% a year earlier. The company operated 2,767 stores at June 1, 1996.

Costs of goods sold including occupancy costs, as a percentage of sales, were 73.6% for each of the thirteen week periods ended June 1, 1996 and June 3, 1995. Lower occupancy costs as a result of the disposition of the Florida and New England stores had a favorable impact on the gross margin. Also, more effective retail pricing of front end merchandise helped offset the lower margins offered by the third party plans. Third party sales represented 64.5% of pharmacy sales for the current period compared to 60.6% for the year-earlier period.

Selling, general and administrative expenses of $284,391,000 for the current period and $279,451,000 for the comparable period last year represented 20.2% and 20.6% of sales, respectively. This decrease reflects the benefits of the company's strong expense controls, and the elimination of overhead costs related to the Florida and New England stores which historically had higher operating expense to sales ratios.

Interest expense increased to $17,787,000 for the period ended June 1, 1996 compared to $16,256,000 for the prior year's comparable period. The increase is due primarily to the rise in the volume of outstanding debt which has been used to support store construction and expansion

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

efforts and to fund working capital. The increased volume was offset somewhat by a general decrease in interest rates for the comparable periods. The company continues on target with its aggressive store construction and remodeling program, opening 18 new stores, enlarging nine other locations and relocating 26 units during the first quarter. The company has added over 90 stores in operation since the end of the comparable period last year.

During the first quarter of fiscal 1997, the company recorded a nonrecurring, pre-tax charge of $16,057,000 to write off the costs associated with the proposed acquisition of Revco D. S., Inc. The charge reflects legal fees incurred in conjunction with settling federal and state issues regarding the proposed merger, professional fees to prepare economic analyses for the Federal Trade Commission, costs incurred to arrange financing for the merger, and consulting fees for information system integration to provide compatibility between systems and accommodate the increased volume of activity.

On June 3, 1996, the company announced an agreement to purchase the assets of 34 Taylor Drugstores located in Kentucky and Indiana for approximately $26,000,000. Taylor has the second largest market share in the Louisville drug retailing market. The transaction has been approved by the Federal Trade Commission and is expected to be completed in July.

The reserve for restructuring and other charges remains adequate to cover the remaining unsettled leases related to the stores closed during fiscal 1995. The company continues to negotiate with the landlords of any closed stores with leases which have not been terminated. Where favorable terms cannot be agreed upon, the company will endeavor to sublet the locations until the leases expire.

Working capital was $778,911,000 at June 1, 1996 compared to $835,049,000 at March 2, 1996 and the current ratios were 2.1:1 and 2.3:1, respectively. Typically, cash provided by operations is adequate to supply working capital, provide cash for dividend payments and substantially contribute to investing activities. The decrease in working capital and increased cash from operating activities is due primarily to decreased inventory levels from year end.

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

The decreased inventory levels are generally the result of lower safety stock levels determined by the company's new front-end replenishment inventory management system.

The company maintains $600,000,000 in revolving credit commitments to provide additional borrowing capacity and support its commercial paper program. The company also has shelf registration statements filed on Forms S-3 which provide the ability to issue up to $400 million in debt securities. The company is currently in the process of establishing a $1 billion revolving credit facility in the syndicated bank market. This credit facility will be used for general corporate purposes including financing of the company's aggressive store expansion and construction programs. This new credit facility will replace the existing $600,000,000 revolving credit commitment.

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders:

  (a) On June 26, 1996 Rite Aid Corporation held its annual meeting of stockholders.

  (b) The following directors were elected as members of the Board by Proxy at the meeting:

                       Timothy Noonan                  Leonard Stern
                       Nancy Lieberman                 Henry Taub

       The following directors' terms of office continued after the meeting:

                       Franklin Brown                  Gerald Tsai, Jr.
                       Martin Grass                    Preston Robert Tisch
                       Alex Grass

  (c) A stockholder proposal was introduced at the meeting to redeem preferred stock purchase rights issued in 1989 unless such issuance is approved by the affirmative vote of a majority of the outstanding shares at a meeting of the stockholders. This proposal was approved by the stockholders at the annual meeting.

  (d) No other matters were submitted to a vote of security holders at the annual stockholders' meeting.


Item 6. Exhibits and Reports on Form 8-K:

  (a)  Exhibits

       Item 11. - Statement regarding computation of per share
                  earnings

       Item 15. - Copy of letter from independent accountants
                  regarding unaudited interim financial information

       Item 27. - Financial Data Schedule (EDGAR Filing Only)

- --------------------------------------------------------------------------------
                              RITE AID CORPORATION
                              FORM 10-Q
                              FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
- --------------------------------------------------------------------------------

  (b)  Reports on Form 8-K

       The registrant filed a Form 8-K dated April 29, 1996 with the Securities and Exchange Commission. This filing incorporated by reference the April 24, 1996 press release announcing that the Registrant and its wholly owned subsidiary, Ocean Acquisition Corporation ("Purchaser") had terminated the Purchaser's offer to purchase 35,144,833 shares of common stock of Revco D.S., Inc., at a price of $27.50 per share. On April 25, 1996 the Registrant, the Purchaser and Revco terminated the Agreement and plan of Merger, dated as of November 29, 1995.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITE AID CORPORATION

                                            (Registrant)

Date:  July 12, 1996                    /s/ Frank Bergonzi
       --------------------------       ------------------------
                                        Frank Bergonzi
                                        Executive Vice President,
                                        Chief Financial Officer