Form 10-Q/A
period 1996-06-01
RITE AID CORP
filed 1996-07-26
CIK 84129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 1, 1996

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 1-5742

                              RITE AID CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                           23-1614034
     (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

              30 HUNTER LANE
          CAMP HILL, PENNSYLVANIA                        17011
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


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
                   YES   X                         NO
                       -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
             CLASS OF COMMON STOCK               JUNE 1, 1996
             ---------------------            -----------------
                $1.00 PAR VALUE               83,880,828 SHARES

Total number of sequentially numbered pages in this filing, including exhibits thereto: 3.
        ---

_______________________________________________________________________________

                              RITE AID CORPORATION
                                  FORM 10-Q/A
                   FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
_______________________________________________________________________________

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  (a) On June 26, 1996, Rite Aid Corporation held its annual meeting of stockholders.

  (b) The following directors were elected as members of the Board by Proxy at the meeting:

                     Timothy Noonan      (Term to Expire 1999)
                     Leonard Stern       (Term to Expire 1999)
                     Nancy Lieberman     (Term to Expire 1999)
                     Henry Taub          (Term to Expire 1997)

       The following directors' terms of office continued after the meeting:

                     Franklin Brown       (Term to Expire 1997)
                     Martin Grass         (Term to Expire 1997)
                     Preston Robert Tisch (Term to Expire 1997)
                     Gerald Tsai, Jr.     (Term to Expire 1998)
                     Alex Grass           (Term to Expire 1998)
                     Philip Neivert       (Term to Expire 1998)

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

______________________________________________________________________________

                              RITE AID CORPORATION
                                  FORM 10-Q/A
                   FOR THE THIRTEEN WEEKS ENDED JUNE 1, 1996
_______________________________________________________________________________


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     RITE AID CORPORATION
                                                         (Registrant)


Date:  July 25, 1996                                 /s/ ELLIOT S. GERSON
     -------------------                            ---------------------------
                                                    Elliot S. Gerson
                                                    Senior Vice President and
                                                    Asst. Chief Legal Counsel