Form 10-Q
period 1996-08-31
RITE AID CORP
filed 1996-10-09
CIK 84129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

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

                            YES   X                         NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          OUTSTANDING AT
                      CLASS OF COMMON STOCK               AUGUST 31, 1996
                      ---------------------              ------------------
                         $1.00 PAR VALUE                 83,909,074 SHARES

Total number of sequentially numbered pages in this filing, including exhibits
thereto:   18 .

                                RITE AID CORPORATION



                                         INDEX



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of August 31, 1996
          and March 2, 1996 . . . . . . . . . . . . . . . . . . . . . .  .2

          Condensed Consolidated Statements of Income Twenty-Six
          Weeks Ended August 31, 1996 and September 2, 1995. . . . . . . .4

          Condensed Consolidated Statements of Income Thirteen
          Weeks Ended August 31, 1996 and September 2, 1995 . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows
          Twenty-Six Weeks Ended August 31, 1996 and
          September 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Condensed Consolidated Financial Statements  . . . . . 7

          Independent Auditors' Report  . . . . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . 9

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 12


                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

ASSETS                                    AUGUST 31, 1996   MARCH 2, 1996
------                                    ---------------   -------------
                                            (UNAUDITED)
Current Assets
  Cash                                      $    9,407         $    3,131
  Accounts Receivable, Net                     248,038            246,966
  Inventories                                1,222,105          1,170,747
  Prepaid Expenses and Other
    Current Assets                              40,917             44,204
                                            ----------         ----------

    Total Current Assets                     1,520,467          1,465,048
                                            ----------         ----------

Property, Plant and Equipment                1,888,234          1,677,510
  Less:  Accumulated Depreciation and
         Amortization                          746,100            697,961
                                            ----------         ----------

    Total Property, Plant & Equipment, Net   1,142,134            979,549
                                            ----------         ----------

Intangible Assets
  Excess of Cost Over Underlying Equity in
    Subsidiaries (less accumulated amortiza-
    tion of $11,248 and $9,619)                151,321            141,266
  Lease Acquisition Costs and Other
    Intangible Assets (less accumulated
    amortization of $125,688 and $115,430)     221,002            197,129
                                            ----------         ----------

    Total Intangible Assets                    372,323            338,395
                                            ----------         ----------

Other Assets                                    67,557             59,003
                                            ----------         ----------

    Total Assets                            $3,102,481         $2,841,995
                                            ==========         ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996



Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES                            AUGUST 31, 1996     MARCH 2, 1996
-----------                            ---------------     -------------
                                         (UNAUDITED)
Current Liabilities
  Short-Term Debt and
    Current Maturities of Long-
    Term Debt                             $   58,344          $  232,811
  Accounts Payable                           253,305             271,782
  Income Taxes                                68,580              42,463
  Sales and Other Taxes Payable               13,519              13,913
  Accrued Expenses                            66,153              50,158
  Reserve for Restructuring and
    Other Charges                              4,222              18,872
                                          ----------          ----------

    Total Current Liabilities                464,123             629,999
                                          ----------          ----------

Long-Term Debt, Less Current Maturities    1,382,859             994,321
                                          ----------          ----------

Deferred Income Taxes                        113,862             114,056
                                          ----------          ----------

    Total Liabilities                      1,960,844           1,738,376
                                          ----------          ----------

Stockholders' Equity
  Common Stock                                90,441              90,380
  Additional Paid-In Capital                  63,713              62,623
  Retained Earnings                        1,092,662           1,055,795
  Cumulative Pension Liability Adjustments      (433)               (433)
  Treasury Stock, At Cost                   (104,746)           (104,746)
                                          ----------          ----------

    Total Stockholders' Equity             1,141,637           1,103,619
                                          ----------          ----------

    Total Liabilities and
      Stockholders' Equity                $3,102,481          $2,841,995
                                          ==========          ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996



Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                        TWENTY-SIX          TWENTY-SIX
                                        WEEKS ENDED         WEEKS ENDED
                                      AUGUST 31, 1996    SEPTEMBER 2, 1995
                                      ---------------    -----------------
NET SALES                                $2,828,378          $2,683,240

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                       2,084,762           1,975,544
  Selling, General and
    Administrative Expenses                 580,451             561,255
  Interest Expense                           37,199              33,031
  Nonrecurring Charge Related to
    Revco D.S., Inc. Acquisition Costs       16,057                -
                                         ----------          ----------

                                          2,718,469           2,569,830
                                         ----------          ----------

Income Before Income Taxes                  109,909             113,410
Income Taxes                                 41,984              44,117
                                         ----------          ----------

NET INCOME                               $   67,925          $   69,293
                                         ==========          ==========

EARNINGS PER SHARE                             $.81                $.83
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE                $.37                $.34
                                               ====                ====

AVERAGE SHARES OUTSTANDING               83,878,000          83,844,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996




Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (Dollars In Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                         THIRTEEN            THIRTEEN
                                        WEEKS ENDED         WEEKS ENDED
                                      AUGUST 31, 1996    SEPTEMBER 2, 1995
                                      ---------------    -----------------
NET SALES                                $1,423,076          $1,328,399

COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                       1,050,635             979,333
  Selling, General and
    Administrative Expenses                 296,060             281,804
  Interest Expense                           19,412              16,775
                                         ----------          ----------
                                          1,366,107           1,277,912
                                         ----------          ----------

Income Before Income Taxes                   56,969              50,487
Income Taxes                                 21,760              19,577
                                         ----------          ----------

NET INCOME                               $   35,209          $   30,910
                                         ==========          ==========

EARNINGS PER SHARE                             $.42                $.37
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE               $.185                $.17
                                              =====                ====

AVERAGE SHARES OUTSTANDING               83,890,000          83,758,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996

Item 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                TWENTY-SIX         TWENTY-SIX
                                                WEEKS ENDED        WEEKS ENDED
                                              AUGUST 31, 1996   SEPTEMBER 2, 1995
                                              ---------------   -----------------
Operating Activities
  Income from Continuing Operations
    Before Income Taxes                           $ 109,909          $ 113,410
  Depreciation and Amortization                      70,397             56,876
  Accreted Interest on Zero Coupon Notes              6,588              6,368
  Changes in Operating Assets and Liabilities,
    Net of Effects from Acquisitions                (57,631)           (86,072)
                                                  ---------          ---------
                                                    129,263             90,582
  Discontinued Operations
    Income from Operations Before Income Taxes          -                  190
    Depreciation and Amortization                       -                  700
                                                  ---------          ---------
                                                        -                  890

  Income Taxes Paid                                 (16,391)           (29,322)
                                                  ---------          ---------
    Net Cash Provided by Operations                 112,872             62,150
                                                  ---------          ---------

Investing Activities
  Purchase of Property, Plant and Equipment        (216,309)          (123,766)
  Purchase of Businesses, Net of Cash Acquired      (25,771)           (84,385)
  Intangible Assets Acquired                        (33,298)           (16,330)
  Proceeds from Dispositions                            -              136,357
  Other                                              (8,794)            (3,637)
                                                  ---------          ---------
    Net Cash Used by Investing Activities          (284,172)           (91,761)
                                                  ---------          ---------

Financing Activities
  Proceeds from Sale of Senior Notes                    -              197,702
  Proceeds (Payments) of Commercial Paper           221,645            (79,920)
  Payments of Long-Term Debt                        (14,143)           (44,980)
  Cash Dividends Paid                               (31,058)           (28,494)
  Acquisition of Stock for Treasury                     -               (8,969)
  Proceeds from the Sale of Stock                     1,132                470
                                                  ---------          ---------

    Net Cash Provided by Financing Activities       177,576             35,809
                                                  ---------          ---------

Increase in Cash                                  $   6,276          $   6,198
                                                  =========          =========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996

ITEM 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

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

         The results of operations for the twenty-six weeks and thirteen weeks ended August 31, 1996 and September 2, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

         Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods.

NOTE 3 - NONRECURRING CHARGE

         On April 17, 1996, the Federal Trade Commission (FTC) voted to deny approval of Rite Aid's proposed acquisition with Revco D.S., Inc. As a result of the FTC's action, Rite Aid charged approximately $16,057,000 against earnings for costs related to the proposed acquisition in the first quarter of the current fiscal year. The charge had the effect of reducing net income approximately $.12 per share for the twenty-six week period ended August 31, 1996.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         The company had standby letters of credit of $33,900,000 and $33,188,000 at August 31, 1996 and March 2, 1996, respectively.

         The company is the defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are of such nature or involve such amounts as would not have a material effect on the financial statements of the company if decided adversely.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996

Item 1.  Financial Statements:  (Continued)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

     We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of August 31, 1996, and the related condensed consolidated statements of income for the twenty-six and thirteen week periods ended August 31, 1996 and September 2, 1995, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 31, 1996 and September 2, 1995. These financial statements are the responsibility of the Company's management.

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




                                      KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
October 4, 1996

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Net sales for the thirteen-week and twenty-six week periods ended August 31, 1996 were $1,423,076,000 and $2,828,378,000, respectively, representing increases of 7.1% and 5.4% over the same periods from the previous year. Same-store sales increased 7.1% for the thirteen weeks and 6.9% year to date compared to 6.8% and 7.1% for the comparable periods last year. Revenues a year ago included sales of approximately $69,000,000 for the second quarter from the 183 stores which were sold or closed in the Florida, Massachusetts and Rhode Island markets and the nursing home line of business. Excluding the revenues from these dispositions, the adjusted sales increases for the quarter would have been approximately 13%. As of August 31, 1996, the company operated 2,796 stores.

Cost of goods sold including occupancy costs, as a percentage of sales, was 73.8% for the quarter and 73.7% for the year-to-date period compared to 73.7% and 73.6% for the respective periods a year earlier. Following the industry trend, a growing percentage of prescription sales are paid for by third-party plans. These third-party sales typically provide a lower gross margin than
other pharmacy sales.   Historically, the company has reported the portion of
prescription sales reimbursed by entities other than the customers as third-party sales. Co-payment amounts required to be paid by the customers under third-party plans were not included in the third-party sales figures. In order to present third-party sales information in a manner consistent for industry comparisons, the company has elected to begin reporting the total sales controlled by third-party or managed care entities, including the customers' co-payments and third-party cash card programs, as third-party sales. The ratios of third-party to total pharmacy sales under the restated method compared to the previous method of reporting is as follows:

                               Fiscal 1997                 Fiscal 1996
                        Restated      Previous        Restated      Previous
                        --------      --------        --------      --------
First Quarter             78.6%          64.5%          74.0%           60.6%
Second Quarter            79.0%          65.2%          74.0%           62.3%
Twenty-Six Weeks          78.8%          64.7%          74.0%           61.6%
Third Quarter                                           75.7%           64.0%
Thirty-Nine Weeks                                       74.6%           62.3%
Fourth Quarter                                          76.9%           63.0%
Fiscal Year                                             75.3%           62.8%

The company was able to offset the effect of greater third-party sales somewhat through a favorable front-end sales mix, increasing sales of generic versus brand drugs, stabilizing margins in third party plans and the discontinuance of the nursing home line of business last year which was realizing lower margins.

Selling, general and administrative costs of $296,000,000 for the quarter and $580,451,000 year to date were 20.8% and 20.5% of sales, respectively. This compares favorably to 21.2% and 20.9% for the respective periods in the previous year. The decrease demonstrates the benefits of the company's continuing cost control efforts at all levels of the organization and the elimination of overhead costs related to the Florida and New England stores which historically had higher operating expense to sales ratios.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (CONTINUED)


Interest expense was $19,412,000 for the thirteen week period and $37,199,000 for the twenty-six week period this year compared to $16,775,000 and $33,031,000 for the respective periods last year. The higher expense resulted from increased debt which is being used to support store construction, expansion and relocations, fund working capital for the larger prototype stores being built; and the purchase of independent drugstores and smaller drugstore chains. The impact of the higher indebtedness was offset by slightly lower weighted average rates on the company's commercial paper of approximately 5.5% for the quarter and year-to-date periods compared to 6.0% for the quarter and 6.1% for the twenty-six week period in the prior year.

During the first quarter of fiscal 1997, the company recorded a nonrecurring, pre-tax charge of $16,057,000 to write off the costs associated with the proposed acquisition of Revco D. S., Inc. The charge reflected legal fees incurred in conjunction with settling federal and state issues regarding the proposed merger, professional fees to prepare economic analyses for the Federal Trade Commission, costs incurred to arrange financing for the merger, and consulting fees for information system integration to provide compatibility between systems and accommodate the increased volume of activity.

The reserve for restructuring and other charges remains adequate to cover the unsettled leases of the 200 drugstores closed during fiscal 1995. The company continues to negotiate with landlords of the remaining stores with leases which have not been terminated. Where favorable terms cannot be agreed upon, the company will endeavor to sublet the locations until the leases expire.

Working capital was $1,056,344,000 at August 31, 1996 compared to $898,295,000 at September 2, 1995 and the current ratios were 3.3:1 and 2.9:1 respectively. Cash from operations is used to support current operations, fund dividend distributions to shareholders and contribute to investing activities including store expansion and acquisitions. For the twenty-six week period ended August 31, 1996, cash from operations and working capital were impacted primarily by increased inventories. The rise in inventories was due principally to the nonrenewal of a wholesaler contract to carry and supply pharmaceuticals to stores in the Michigan market. As a result, the company is now carrying increased stock levels at its distribution centers for servicing the Michigan stores which had previously been serviced by that wholesaler.

On July 24, 1996, certain holders of the company's 6 3/4% zero coupon subordinated convertible notes exercised the right to tender their notes at a price of $514.86 which was equal to the issue price plus accrued original discount. The company redeemed approximately 27,400 of the notes.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (CONTINUED)

During the second quarter, the company entered into a five-year $1 billion revolving credit commitment to provide additional borrowing capacity and support its commercial paper program. This new commitment replaces the company's $600,000,000 revolving credit commitment which consisted of a $250,000,000 364-day facility and a $350,000,000 five-year credit facility. This new credit facility has an .085% per annum facility fee irrespective of usage. The increased facility allowed the company to expand its commercial paper program which is used for general corporate purposes including financing the company's store expansion, relocation, construction and acquisition programs. During the quarter, the company added 49 drugstores, closed 20 smaller outlets, enlarged 15 locations and relocated 36 units. Since the beginning of the fiscal year, the company has added 67 stores, closed 30 outlets, enlarged 24 locations and relocated 62 units. The company also has shelf registration statements filed on Forms S-3 which provide the ability to issue up to $400 million in debt securities.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

       Item 11. - Statement regarding computation of per share
                  earnings

       Item 15. - Copy of letter from independent accountants'
                  regarding unaudited interim financial information

       Item 27. - Financial Data Schedule (EDGAR Filing Only)

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED AUGUST 31, 1996






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITE AID CORPORATION

                                       (Registrant)


Date:   October 9, 1996                 /S/ FRANK BERGONZI
     -------------------------          -------------------------
                                        Frank Bergonzi
                                        Executive Vice President,
                                        Chief Financial Officer