Form 10-Q
period 1996-11-30
RITE AID CORP
filed 1997-01-09
CIK 84129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended NOVEMBER 30, 1996

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

                                        YES   X              NO
                                                                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             OUTSTANDING AT
            CLASS OF COMMON STOCK            NOVEMBER 30, 1996
            ----------------------          -------------------
              $1.00 PAR VALUE               83,929,950 SHARES

Total number of sequentially numbered pages in this filing, including exhibits thereto: 20.

                              RITE AID CORPORATION



                                     INDEX




PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of November 30, 1996
          and March 2, 1996                                                2

          Condensed Consolidated Statements of Income Thirty-Nine
          Weeks Ended November 30, 1996 and December 2, 1995.              4

          Condensed Consolidated Statements of Income Thirteen
          Weeks Ended November 30, 1996 and December 2, 1995               5

          Condensed Consolidated Statements of Cash Flows
          Thirty-Nine Weeks Ended November 30, 1996 and
          December 2, 1995                                                 6

          Notes to Condensed Consolidated Financial Statements             7

          Independent Auditors' Report                                     9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                15

                            RITE AID CORPORATION
                            FORM 10-Q
                            FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

               RITE AID CORPORATION AND SUBSIDIARIES CONDENSED
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

ASSETS                                    NOVEMBER 30, 1996   MARCH 2, 1996
------                                    -----------------   -------------
                                           (UNAUDITED)

Current Assets
  Cash                                       $    8,714         $    3,131
  Accounts Receivable, Net                      261,817            246,966
  Inventories                                 1,345,119          1,170,747
  Prepaid Expenses and Other
    Current Assets                               41,044             44,204
                                           -----------------   -------------
    Total Current Assets                      1,656,694          1,465,048
                                           -----------------   -------------

 Property, Plant and Equipment                1,966,647          1,677,510
  Less:  Accumulated Depreciation and
         Amortization                           752,579            697,961
                                           -----------------   -------------

    Total Property, Plant & Equipment, Net    1,214,068            979,549
                                           -----------------   -------------

Intangible Assets
  Excess of Cost Over Underlying Equity in
    Subsidiaries (less accumulated amortiza-
    tion of $12,539 and $9,619)                 152,791            141,266
  Lease Acquisition Costs and Other
    Intangible Assets (less accumulated
    amortization of $131,341 and $115,430)      224,100            197,129
                                           -----------------   -------------

    Total Intangible Assets                     376,891            338,395
                                           -----------------   -------------

Other Assets                                     99,242             59,003
                                           -----------------   -------------

    Total Assets                             $3,346,895         $2,841,995
                                             ==========         ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996



Item 1.  Financial Statements:  (Continued)

               RITE AID CORPORATION AND SUBSIDIARIES CONDENSED
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


LIABILITIES                             NOVEMBER 30, 1996   MARCH 2, 1996
------                                  -----------------   -------------
                                           (UNAUDITED)

Current Liabilities
  Short-Term Debt and
    Current Maturities of Long-
    Term Debt                              $   64,980          $  232,811
  Accounts Payable                            310,329             271,782
  Income Taxes                                 83,768              42,463
  Sales and Other Taxes Payable                11,311              13,913
  Accrued Expenses                             62,795              69,030
                                         -----------------   -------------

    Total Current Liabilities                 533,183             629,999
                                         -----------------   -------------

Long-Term Debt, Less Current Maturities     1,536,839             994,321
                                         -----------------   -------------

Deferred Income Taxes                         113,807             114,056
                                         -----------------   -------------

    Total Liabilities                       2,183,829           1,738,376
                                         -----------------   -------------

Stockholders' Equity
  Common Stock                                 90,462              90,380
  Additional Paid-In Capital                   63,247              62,623
  Retained Earnings                         1,114,536           1,055,795
  Cumulative Pension Liability Adjustments       (433)               (433)
  Treasury Stock, At Cost                    (104,746)           (104,746)
                                         -----------------   -------------

    Total Stockholders' Equity              1,163,066           1,103,619
                                         -----------------   -------------

    Total Liabilities and
      Stockholders' Equity                 $3,346,895          $2,841,995
                                           ==========          ==========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996



Item 1.  Financial Statements:  (Continued)

               RITE AID CORPORATION AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF INCOME
               (Dollars In Thousands Except Per Share Amounts)
                                 (UNAUDITED)

                                        THIRTY-NINE          THIRTY-NINE
                                        WEEKS ENDED          WEEKS ENDED
                                        NOVEMBER 30, 1996    DECEMBER 2, 1995
                                        -----------------    ----------------
NET SALES                                $4,313,019          $4,015,036
COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                       3,185,468           2,960,998
  Selling, General and
    Administrative Expenses                 883,148             837,629
  Interest Expense                           57,902              49,546
  Nonrecurring Charge Related to
    Revco D.S., Inc. Acquisition Costs       16,057                -
                                        -----------------     ----------------

                                          4,142,575           3,848,173
                                        -----------------     ----------------
Income Before Income Taxes                  170,444             166,863
Income Taxes                                 65,110              64,910
                                        -----------------     ----------------

NET INCOME                               $  105,334          $  101,953
                                         ==========          ==========

EARNINGS PER SHARE                            $1.26               $1.22
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE               $.555                $.51
                                               ====                ====

AVERAGE SHARES OUTSTANDING               83,891,000          83,816,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996




Item 1.  Financial Statements:  (Continued)

               RITE AID CORPORATION AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF INCOME
               (Dollars In Thousands Except Per Share Amounts)
                                 (UNAUDITED)

                                        THIRTEEN             THIRTEEN
                                        WEEKS ENDED          WEEKS ENDED
                                        NOVEMBER 30, 1996    DECEMBER 2, 1995
                                        -----------------    ----------------

NET SALES                                $1,484,641          $1,331,796
COSTS AND EXPENSES
  Cost of Goods Sold Including
    Occupancy Costs                       1,100,706             985,454
  Selling, General and
    Administrative Expenses                 302,697             276,374
  Interest Expense                           20,703              16,515
                                       -----------------     ----------------
                                          1,424,106           1,278,343
                                       -----------------     ----------------

Income Before Income Taxes                   60,535              53,453
Income Taxes                                 23,126              20,793
                                       -----------------     ----------------

NET INCOME                               $   37,409          $   32,660
                                         ==========          ==========

EARNINGS PER SHARE                             $.45                $.39
                                               ====                ====

CASH DIVIDENDS PER COMMON SHARE               $.185                $.17
                                              =====                ====

AVERAGE SHARES OUTSTANDING               83,919,000          83,758,000


See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996

Item 1.  Financial Statements:  (Continued)

               RITE AID CORPORATION AND SUBSIDIARIES CONDENSED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                 (UNAUDITED)

                                         THIRTY-NINE         THIRTY-NINE
                                         WEEKS ENDED         WEEKS ENDED
                                         NOVEMBER 30, 1996   DECEMBER 2, 1995
                                         -----------------   ----------------
Operating Activities
  Income from Continuing Operations
    Before Income Taxes                          $ 170,444         $ 166,863
  Depreciation and Amortization                    110,662            87,369
  Accreted Interest on Long-Term Debt               12,672             9,499
  Changes in Operating Assets and Liabilities,
    Net of Effects from Acquisitions              (147,375)         (231,726)
                                                --------------   ------------
                                                   146,403            32,005
  Discontinued Operations
    Income from Operations Before Income Taxes        -                  190
    Depreciation and Amortization                     -                  700
                                                 -------------   ------------
                                                      -                  890
  Income Taxes Paid                                (23,965)          (29,822)
                                                 -------------   ------------
    Net Cash Provided by Operations                122,438             3,073
                                                 -------------   ------------
Investing Activities
  Purchase of Property, Plant and Equipment       (336,619)         (206,916)
  Purchase of Businesses, Net of Cash Acquired     (35,087)          (95,374)
  Intangible Assets Acquired                       (20,677)          (21,183)
  Investments and Advances in Affiliate            (30,714)              -
  Proceeds from Dispositions                          -              136,928
  Other                                             (9,486)          (11,248)
                                                 -------------    ------------
    Net Cash Used by Investing Activities         (432,583)         (197,793)
                                                 -------------    ------------
Financing Activities
  Proceeds from Long-Term Debt                      76,785           197,702
  Proceeds (Payments) of Commercial Paper          299,435           114,368
  Payments of Long-Term Debt                       (14,605)          (44,980)
  Cash Dividends Paid                              (46,593)          (42,746)
  Redemption of Stock Rights                          (839)              -
  Acquisition of Stock for Treasury                    -              (8,969)
  Proceeds from the Sale of Stock                    1,545               470
                                                 -------------     -----------
    Net Cash Provided by Financing Activities      315,728           215,845
                                                 -------------     -----------
Increase in Cash                                 $   5,583          $ 21,125
                                                 =========          =========

See accompanying independent auditors' report and notes to condensed consolidated financial statements.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996

ITEM 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has been omitted; however, such information reflects all adjustments (consisting primarily of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The report of KPMG Peat Marwick LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

        The results of operations for the thirty-nine weeks and thirteen weeks ended November 30, 1996 and December 2, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

        Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods.

NOTE 3 - NONRECURRING CHARGE

        On April 17, 1996, the Federal Trade Commission ("FTC") voted to deny approval of Rite Aid's proposed acquisition of Revco D.S., Inc. As a result of the FTC's action, Rite Aid charged approximately $16,057,000 against earnings for costs related to the proposed acquisition in the first quarter of the current fiscal year. The charge had the effect of reducing net income approximately $.12 per share for the thirty-nine week period ended November 30, 1996.

NOTE 4 - INVESTMENTS AND ADVANCES IN AFFILIATES

        On October 28, 1996, the company executed a limited liability company agreement with Diversified Pharmaceutical Services, Inc., a Minnesota corporation, to form Diversified Prescription Delivery L.L.C ("DPD"). Each company owns 50 percent of DPD, a joint venture for the purpose, among other things, to dispense brand name or generic medications and associated medical products to patients for outpatient usage in the United States through the use of mail delivery systems.

        As of November 30, 1996, the company had investments and advances of $30,714,000 in the joint venture. The company accounts for the joint venture using the equity method of accounting which is included with other assets on the balance sheet.

                                                                               8
                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996

ITEM 1.  Financial Statements:  (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        The company had standby letters of credit of $33,900,000 and $33,188,000 at November 30, 1996 and March 2, 1996, respectively.

        The company is the defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are of such nature or involve such amounts as would not have a material effect on the financial statements of the company if decided adversely.

NOTE 6 - SUBSEQUENT EVENT

        On December 12, 1996, in separate meetings, shareholders of both Rite Aid Corporation and Thrifty PayLess Holdings, Inc. ("TPHI") voted to approve the merger of Thrifty PayLess into Rite Aid. It was approved by holders of 81.3 percent of Rite Aid Corporation stock and by the holders of 77.1 percent of Thrifty PayLess stock. As a result, the company issued approximately 38.7 million shares of common stock in the transaction. The Merger will be accounted for under the purchase method of accounting. Thrifty PayLess is the largest drugstore chain in the western United States, operating over 1,000 drugstores in 10 states with annual revenues of over $4.4 billion.

        The following represents the unaudited pro forma results of operations as if the merger of TPHI had occurred at the beginning of the fiscal period shown below:

------------------------------------------------------------------------
        Unaudited                                            Pro Forma
------------------------------------------------------------------------
        In thousands of dollars except                   39 Weeks Ended
        per share amounts                             November 30, 1996
------------------------------------------------------------------------
        Revenues                                             $7,804,800
        Income from continuing operations                     $ 125,700
        Earnings per share from continuing operations            $ 1.03
------------------------------------------------------------------------

        The pro forma results include adjustments to reflect additional amortization expenses associated with the assignment of goodwill and other intangible assets. Interest expense and financing costs related to the additional debt to finance the merger were also recorded. The pro forma results are not necessarily indicative of what would have occurred had the merger of TPHI taken place on the dates indicated or what may be obtained in the future.

                                                                               9
                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996

Item 1.  Financial Statements:  (Continued)

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

     We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of November 30, 1996, and the related condensed consolidated statements of income for the thirty-nine and thirteen week periods ended November 30, 1996 and December 2, 1995, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 30, 1996 and December 2, 1995. These financial statements are the responsibility of the Company's management.

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




                                      KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
January 7, 1997

                                                                              10
                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Net sales for the thirteen week and thirty-nine week periods ended November 30, 1996 were $1,484,641,000 and $4,313,019,000, respectively, representing increases of 11.5% and 7.4% over the same periods from the previous year. Same-store sales increased 7.8% for the thirteen-weeks and 7.2% year to date compared to 6.6% and 7.0% for the comparable periods last year. Pharmacy same-store sales led the 13-week gain at 10.7%. During the quarter, the company added 51 drugstores, closed or sold 59 smaller outlets, and enlarged or relocated 64 locations. Since the beginning of the fiscal year, the company has added 118 stores, closed or sold 89 smaller outlets, and enlarged or relocated 150 units. As of November 30, 1996, the company operated 2,788 drugstores.

Cost of goods sold including occupancy costs, as a percentage of sales, were 74.1% for the quarter and 73.9% for the year-to-date period compared to 74.0% and 73.7% for the respective periods a year earlier. The company continues to experience a greater percentage of prescription sales that are paid for by third-party plans. These third-party sales typically provide a lower gross margin than other pharmacy sales. Third-party reimbursed prescription sales, as a percent of pharmacy sales, were 80.4% for the thirteen weeks and 79.4% for the thirty-nine weeks ended November 30, 1996, compared to 75.7% for the quarter and 74.6% for the thirty-nine week period a year ago. The company was able to offset the effect of greater third-party sales somewhat through a favorable front-end sales mix, increasing sales of generic versus brand drugs, and stabilizing margins in third-party plans.

Selling, general and administrative expenses for fiscal 1997 were $302,697,000 for the quarter and $883,148,000 year to date or 20.4% and 20.5% of sales, respectively. In the prior year, the operating expense to sales ratio was 20.8% for the thirteen weeks and 20.9% for the thirty-nine weeks. The current fiscal year benefited from leveraging operating expenses against strong same-store sales increases and continued cost control efforts at all levels of the company.

Interest expense was $20,703,000 for the thirteen week period and $57,902,000 for the thirty-nine week period ended November 30, 1996, compared to $16,515,000 and $49,546,000 for the respective periods last year. The higher expense resulted from increased debt used to support store construction, expansions and relocations; fund inventory for the larger prototype stores being built; and purchase independent drugstores and smaller drugstore chains. In addition, the company entered into a joint venture arrangement with Diversified Pharmaceutical Services, Inc. to form Diversified Prescription Delivery L.L.C. ("DPD"), a mailorder pharmacy business. As of November 30, 1996, the company's investment in DPD was $30,714,000.

The impact of the higher indebtedness was partially offset by lower weighted average rates on the company's commercial paper, which were 5.4% for the quarter and 5.5% for the year-to-date periods compared to 6.0% for the quarter and 6.1% for the thirty-nine week period in the prior year.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

At fiscal year end 1996 the company entered into a sale and leaseback transaction of certain leasehold improvements that was accounted for as a financing. In the third quarter of fiscal year 1997 the company received $76,785,000 in proceeds from this transaction which were used to retire a portion of the company's outstanding commercial paper. The lease obligation accrues interest at a rate of 7.3%. Repayment of this obligation extends through February 28, 2002.

In the first quarter of fiscal 1997, the company recorded a nonrecurring, pre-tax charge of $16,057,000 to write off the costs associated with the attempted acquisition of Revco D. S., Inc. The charge reflected legal fees incurred in conjunction with settling federal and state issues regarding the proposed merger, professional fees to prepare economic analyses for the Federal Trade Commission, costs incurred to arrange financing for the merger, and consulting fees for information system integration to provide compatibility between systems and accommodate the increased volume of activity.

The reserve for restructuring and other charges remains adequate to cover the unsettled leases of the 200 drugstores closed during fiscal 1995. The company continues to negotiate with landlords of the remaining stores with leases which have not been terminated. Where favorable terms cannot be agreed upon, the company will endeavor to sublet the locations until the leases expire.

Working capital was $1,123,511,000 at November 30, 1996 compared to $847,332,000 at December 2, 1995, and the current ratios were 3.1:1 and 2.2:1, respectively. Cash from operations is used to support current operations, fund dividend distributions to shareholders and contribute to investing activities including store expansions and acquisitions. For the thirty-nine week period ended November 30, 1996, cash from operations and working capital were impacted primarily by increased inventories. The rise in inventories was due in part by the nonrenewal of a wholesaler contract to carry and supply pharmaceuticals to stores in the Michigan market. As a result, the company is now carrying increased stock levels at its distribution centers to service the Michigan stores which had previously been serviced by that wholesaler. Additionally, increases in inventory occurred as a result of providing additional merchandise to stock the larger prototype store size.

On October 13, 1996, the company executed a Merger Agreement with Thrifty PayLess Holdings, Inc. The Merger Agreement provides for the merger of Thrifty PayLess into Rite Aid as a result of which, among other things, each share of Class A Common Stock and Class B Common Stock of Thrifty PayLess will be converted into the right to receive 0.65 shares of Rite Aid Common Stock.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)


Subsequently, on December 12, 1996, in separate meetings, shareholders of both companies voted to approve the merger. It was approved by holders of 81.3 percent of Rite Aid Corporation stock and by the holders of 77.1 percent of Thrifty PayLess stock. As a result, the company issued approximately 38.7 million shares of common stock in the transaction. The Merger will be accounted for under the purchase method of accounting.

In connection with the Thrifty PayLess merger plan, the company entered into an additional 364 day revolving credit facility with a syndicate of commercial banks that provides for loans in an aggregate amount of up to $1.0 billion. This new credit facility is a revolving credit facility that converts in December 1997 to a term loan that will mature in December 1998. Combined with the company's five year $1 billion revolving credit facility entered into in July 1996, the company now has $2 billion in revolving credit commitments. The credit facilities have per annum facility fees of .07% and .085%, respectively, and will be used for general corporate purposes including support of the company's commercial paper program. Revolving loans under the credit facilities bear interest at a floating rate based, at the company's option, on LIBOR, Money Market, CD rates or the lenders' Base Rate. No amounts were outstanding under the credit facilities as of November 30, 1996.

The funds for the repayment of Thrifty PayLess' outstanding obligations under its secured bank facility of approximately $718.1 million, the conversion of outstanding Thrifty PayLess stock options into cash upon consummation of the Thrifty PayLess Merger of approximately $46.3 million, and the payment of certain fees and expenses relating to the Thrifty PayLess Merger of approximately $30.0 million were provided through the issuance of commercial paper on December 13, 1996.

Then on December 20, 1996, the company issued certain unsecured notes and debentures (the "Securities") with an aggregate principal amount of $1.0 billion that pay interest semiannually. These Securities are not redeemable prior to maturity and are not subject to any sinking fund. A description of the Securities issued follows:

Principal                                                     Interest
Amount          Rate     Security     Maturity Date           Payable
------------    -----    ----------   ------------------      ------------
$350,000,000    6.70%    Notes        December 15, 2001       Jun./Dec. 15th
$350,000,000    7.125%   Notes        January 15, 2007        Jul./Jan. 15th
$300,000,000    7.70%    Debentures   February 15, 2027       Aug./Feb. 15th

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

The net proceeds of $991.6 million, after deducting expenses, were used to repay commercial paper issued by the company in connection with the extinguishment of the Thrifty PayLess secured bank facility and to refinance other commercial paper previously issued by the company. The company's commercial paper repaid had a weighted average interest rate of approximately 5.5% per annum.

As a result of the Thrifty PayLess Merger, the company is obligated to offer to purchase all of Thrifty PayLess' outstanding 12 1/4% Senior Subordinated Notes due 2004 aggregating $195.0 million principal amount, at 101% of the principal amount thereof. On December 23, 1996, the company began its tender offer to purchase these securities and solicited consents that would eliminate substantially all covenants governing this debt.

The company expects proceeds of approximately $200 million from the sale of its North Carolina and South Carolina stores to Thrift Drug. In addition, $100 million in proceeds is anticipated in conjunction with a sale and leaseback transaction of 55 owned locations during the fourth quarter of this year. The company also plans to divest the 55 Bi-Mart stores acquired through the Thrifty acquisition and expects to receive proceeds of approximately $60-$80 million.

Management believes that the company remains financially strong and has adequate liquidity to continue its store acquisition, expansion, remodeling and relocation programs.

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

       Item 11. - Statement regarding computation of per share
                   earnings

       Item 15. - Copy of letter from independent accountants'
                   regarding unaudited interim financial information

       Item 27. - Financial Data Schedule (EDGAR Filing Only)

                           RITE AID CORPORATION
                           FORM 10-Q
                           FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996





                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RITE AID CORPORATION

                                        (Registrant)


Date:   January 8, 1997                 /S/ FRANK BERGONZI
        -----------------               -----------------------------
                                        Frank Bergonzi Executive Vice
                                        President, Chief Financial Officer