Form 10-K405
period 1997-03-01
RITE AID CORP
filed 1997-05-29
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 1, 1997 (NO FEE REQUIRED).

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM            TO            (NO FEE REQUIRED).
            ----------    ----------

Commission File Number 1-5742

                              RITE AID CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     23-1614034
  -------------------------------                   ---------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

  30 Hunter Lane, Camp Hill, Pennsylvania                   17011
-------------------------------------------            --------------
  (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code: (717) 761-2633
                                                     ----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   x      No
                                     ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                 /X/

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on May 23, 1997 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was approximately $5,483,624,000.

The registrant's Common Stock outstanding at May 23, 1997 was 122,910,205 shares, par value $1.00 per share.

Portions of the Annual Report to Stockholders for the year ended March 1, 1997 are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement prepared for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                              RITE AID CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                                  Caption                                   Page
PART I

         Item 1.  Business.........................................       1
         Item 2.  Properties.......................................       2
         Item 3.  Legal Proceedings................................       4
         Item 4.  Submission of Matters to a Vote
                    of Security Holders............................       4

Unnumbered Item. Executive Officers of the Registrant..............       5

PART II

         Item 5.  Market for the Registrant's Common Equity
                    and Related Stockholder Matters................       9
         Item 6.  Selected Financial Data..........................       9
         Item 7.  Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition............................       9
         Item 8.  Financial Statements and Supplementary Data......      10
         Item 9.  Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure...........................      10

PART III

         Item 10. Directors and Executive Officers
                    of the Registrant..............................       10
         Item 11. Executive Compensation...........................       10
         Item 12. Security Ownership of Certain
                    Beneficial Owners and Management...............       10
         Item 13. Certain Relationships and Related
                    Transactions...................................       11

PART IV

         Item 14. Exhibits, Financial Statement
                    Schedules and Reports on Form 8-K..............       11

                                     PART I

ITEM 1. BUSINESS

         (a)      General Development of Business

                  The information set forth on the inside front cover and under the captions "A Discussion with Rite Aid Management," "Real Estate/Store Development," "Leading-edge Technology," "Store Operations," "Merchandising and Marketing," "Financial Strategies" and "Supporting Our Communities," commencing on page 3 and ending on page 12 of the Registrant's 1997 Annual Report to Stockholders ("1997 Annual Report"), filed as an exhibit to this Annual Report on Form 10-K, is incorporated herein by reference, excluding any projections and forecasts, all of which shall not be deemed a part of this Annual Report on Form 10-K.

         (b)      Financial Information About Industry Segments

                  The company's primary business is the operation of retail drugstores.

         (c)      Narrative Description of Business

                  The information set forth under the captions "A Discussion with Rite Aid Management," "Real Estate/Store Development," "Leading-edge Technology," "Store Operations," "Merchandising and Marketing," "Financial Strategies" and "Supporting Our Communities," and "Management's Discussion and Analysis of Results of Operations and Financial Condition" commencing on page 3 and ending on page 17 of the 1997 Annual Report, is incorporated herein by reference, excluding any projections and forecasts, all of which shall not be deemed a part of this Annual Report on Form 10-K. At March 1, 1997, the Registrant employed approximately 73,000 persons.

         (d)      Financial Information About Foreign and Domestic and Export
Sales

                  Not Applicable.

ITEM 2. PROPERTIES

         The Registrant's general offices and corporate headquarters are located in a 205,000 square foot building in Camp Hill, Pennsylvania owned by the Registrant. The registrant also owns approximately 160,000 square feet of office space in Wilsonville, Oregon that was formerly the corporate headquarters of Thrifty PayLess, Inc.

         The Registrant operates several distribution centers consisting of the following locations and approximate square footage:

                                                                     Approximate
Location                                                          Square Footage
--------                                                          --------------
Shiremanstown, Pennsylvania                                              350,000
Rome, New York                                                           291,000
Nitro, West Virginia                                                     280,000
Winnsboro, South Carolina                                                265,000
Pontiac, Michigan                                                        370,000
Ogden, Utah                                                              638,000
Woodland, California                                                     500,000
Wilsonville, Oregon                                                      500,000
Ontario, California                                                      415,900
Las Vegas, Nevada                                                        281,000

With the exception of the Pontiac, Michigan and Las Vegas, Nevada facilities, the Registrant owns each of its distribution centers.

The Michigan distribution center is leased under a capitalized lease and was financed with an industrial revenue bond issue. The lease expires in 2009, at which time the Registrant has the option to purchase the facility for $100. The South Carolina, West Virginia and New York distribution centers are subject to liens arising under industrial development authority financing.

         The Registrant has developed a plan to streamline its merchandise distribution facilities by closing or relocating the operations of it's Shiremanstown, Pennsylvania, Winnsboro, South Carolina and Ontario, California distribution centers. The Registrant's Melbourne, Florida distribution center was closed in August 1995. The Registrant has developed several strategies for disposition of these properties.

         The Registrant leases most of its drugstore facilities under noncancelable operating leases, many of which expire within ten to fifteen years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of the Registrant's leases contain renewal options, some of which involve rent increases. At March 1, 1997, the Registrant had 3,623 retail drugstores.

         The registrant also owns its 52,200 square foot ice cream manufacturing facility located in El Monte, CA.

ITEM 3. LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A special meeting of Stockholders of the Registrant was held at the Holiday Inn Harrisburg East, 4751 Lindle Road, Harrisburg, Pennsylvania, on Thursday, December 12, 1996, to consider and vote upon a proposal to adopt an Agreement and Plan of Merger, dated as of October 13, 1996, as amended (the "Merger Agreement"), providing for the merger of Thrifty PayLess Holdings, Inc. with and into Rite Aid, the issuance of shares of Rite Aid common stock pursuant to the Merger Agreement and the amendment of Rite Aid's Certificate of Incorporation in order to increase the total number of authorized shares of Rite Aid common stock from 240 million to 300 million, simplify the purpose clause, remove certain obsolete provisions and effect certain other minor technical amendments, all as more fully described in the Joint Proxy Statements/Prospectus dated November 12, 1996. The proposal to adopt the Merger Agreement was approved by holders of 81.3% of Rite Aid common stock (representing more than 97% of the votes cast at the meeting). Holders of 0.1% of Rite Aid common stock voted against the proposal and holders of 18.6% of Rite Aid common stock abstained from voting.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Annual Report on Form 10-K, the following is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on July 9, 1997.

         The following is a list of names and ages of all of the executive officers of the Registrant, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been appointed to serve until the next annual election of officers (which shall occur on July 9, 1997) and until their successors are appointed, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the Registrant.

                                                                        First
                                     Offices and                       Elected
     Name                Age       Positions Held                     an Officer
     ----                ---       --------------                     ----------
Martin L. Grass          43        Chairman of the Board,                1980
                                   Chief Executive Officer
                                   and Director

Timothy J. Noonan        55        President, Chief Operating            1973
                                   Officer and Director

Frank M. Bergonzi        51        Executive Vice President              1977

Franklin C. Brown        69        Executive Vice President              1969
                                   and Director

Beth J. Kaplan           39        Executive Vice President              1996

Kevin J. Mann            44        Executive Vice President              1988

Richard J. Varmecky      44        Treasurer                             1987

                                                                        First
                                     Offices and                       Elected
     Name                Age       Positions Held                     an Officer
     ----                ---       --------------                     ----------
I. Lawrence Gelman       50        Secretary                            1981

Eric S. Elliott          33        Senior Vice President                1994

Elliot S. Gerson         55        Senior Vice President                1995

Charles R. Kibler        50        Senior Vice President                1987

Philip D. Markovitz      56        Senior Vice President                1974

Ronald A. Miller         57        Senior Vice President                1981

Robert R. Souder         57        Senior Vice President                1972

Joseph S. Speaker        38        Senior Vice President                1991

James M. Talton          51        Senior Vice President                1995

Kent L. Whiting          37        Senior Vice President                1992

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

         Ms. Kaplan was appointed Executive Vice President of Marketing for the Registrant on September 9, 1996. Previously, Ms. Kaplan was Vice President of Procter & Gamble Cosmetics and Fragrances, from March 1994 to August 1996, and General Manager, Procter & Gamble, Food and Beverage, from January 1991 to February 1994, both divisions of Procter & Gamble N.A.

         Mr. Mann was appointed Executive Vice President of Category Management for the Registrant on September 1996. Previously, Mr. Mann was Executive Vice President of Marketing for the Registrant since March 4, 1995. Prior to March 4, 1995, Mr. Mann was Senior Vice President of Purchasing for the Registrant, a position he held for more than five years.

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

         Mr. Elliott was appointed Senior Vice President, Managed Care of the Registrant on March 31, 1997. Previously, Mr. Elliot held various positions with the Registrant, including Vice President, Pharmacy Marketing from March 1996 to February 1997; Vice President, Third Party Administration from March 1995 to February 1996; Assistant Vice President, Third Party Administration from March 1994 to February 1995;, Director, Third Party Administration from November 1993 to February 1994 and

Assistant Director Retail Accounting from August 1989 to November 1993.

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The information set forth under the caption "Common Stock and Dividends," which appears on the inside back cover page of the Registrant's 1997 Annual Report, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information set forth under the caption "Ten-Year Financial Review," which appears on pages 34 and 35 of the Registrant's 1997 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," which appears on pages 14 through 17 of the Registrant's 1997 Annual Report, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statement information, which appears on pages 19 through 33 of the Registrant's 1997 Annual Report, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the executive officers of the Registrant, reference is made to "Executive Officers of the Registrant," set forth as an unnumbered item in Part I of this Annual Report on Form 10-K. The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held July 9, 1997 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Compensation of Executive Officers" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held July 9, 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the

Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held July 9, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Related Party Transactions" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held July 9, 1997 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      List of Documents Filed as Part of this Report

                  (1)      Financial Statements

                           The following consolidated financial statements of
the Registrant and its subsidiaries, required to be included in Part II, Item 8 of this Annual Report on Form 10-K, are included in the 1997 Annual Report and are incorporated herein by reference:

                           Independent Auditors' Report

                           Consolidated Balance Sheets - March 1, 1997 and March 2, 1996

                           Consolidated Statements of Income - Each of the years in the three year period ended March 1, 1997

                           Consolidated Statements of Stockholders' Equity - Each of the years in the three year period ended March 1, 1997

                           Consolidated Statements of Cash Flows - Each of the years in the three year period ended March 1, 1997

                           Notes to Consolidated Financial Statements

                  (2)      Financial Statement Schedules

                           The following additional information for the years
1997, 1996 and 1995 is included in Part IV of this Report:

                                                                        Page No.
         Schedule II - Valuation and Qualifying Accounts                   16

         Independent Auditors' Report                                      17

                           All other schedules are omitted because they are not
required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.

                           Financial statements of 50% or less owned companies
have been omitted since they do not constitute significant subsidiaries.

                  (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit                                                    Incorporation
Numbers                     Description                   by Reference to

(2)       Not Applicable                                       -----

(3)(i)    Restated Articles of Incorporation           Exhibit (4.1) to Form S-3
          dated December 12, 1996.                     filed January 10, 1997

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

  (iii)       Salary Continuation Agreement with       Exhibit (10)(iii) to Form
              Key Officers*                            10-K filed May 29, 1983

              1990 Omnibus Stock Incentive Plan,       Exhibit 4 to Form S-8
              as amended*                              filed July 12, 1996.

              Annual Performance-Based Incentive       Included in Proxy
              Program*                                 Statement dated June 7,
                                                       1995

              Deferred Compensation Agreement*         Exhibit (10)(iii) to Form
                                                       10-K filed May 31, 1996

(11)          Statements re Computation of Per         Included herein
              Share Earnings

(12)          Statements re Computation of Ratios      Included herein

(13)          1997 Annual Report to Stockholders       Included herein

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

         (b)      Reports on Form 8-K

                  During the last quarter of the period covered by this Report the Registrant filed Reports on Form 8-K as follows:

         Report on Form 8-K dated December 16, 1996

                  Third quarter fiscal 1997 earnings announcement and computation of fixed charged ratios.

         Report on Form 8-K dated December 17, 1996

                  Pricing and underwriting agreements for debt securities.

         Report on Form 8-K dated January 9, 1997

                  Financial statements, pro forma financial information and exhibits of the acquired Thrifty PayLess Holdings, Inc.

         Report on Form 8-K dated January 16, 1997

                  Pricing and underwriting agreements for common stock between Rite Aid Corporation, K-Mart and Morgan Stanley & Co. Incorporated.

         Report on Form 8-K dated February 11, 1997

                  Pricing and underwriting agreements for common stock between Rite Aid Corporation, Green Equity Investors, L.P. and Morgan Stanley & Co. Incorporated.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1997                    RITE AID CORPORATION
                                        (Registrant)

                                        By:  /s/Martin L. Grass
                                             -----------------------------------
                                             Martin L. Grass, Chairman of
                                             the Board of Directors and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons, which include the Principal Executive Officer, the Principal Accounting and Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

May 29, 1997      /s/Martin L. Grass
                  --------------------------
                  Martin L. Grass
                  Chairman of the Board of Directors,
                  Chief Executive Officer and Director

May 29, 1997      /s/Timothy J. Noonan
                  --------------------------
                  Timothy J. Noonan
                  President, Chief Operating Officer and Director

May 29, 1997      /s/Frank M. Bergonzi
                  --------------------------
                  Frank M. Bergonzi
                  Chief Financial Officer

May 29, 1997      /s/Franklin C. Brown
                  --------------------------
                  Franklin C. Brown
                  Director

May 29, 1997      /s/Alex Grass
                  --------------------------
                  Alex Grass
                  Director

May 29, 1997      /s/Nancy A. Lieberman
                  --------------------------
                  Nancy A. Lieberman
                  Director

May 29, 1997      /s/Preston Robert Tisch
                  --------------------------
                  Preston Robert Tisch
                  Director

May 29, 1997      /s/Leonard N. Stern
                  --------------------------
                  Leonard N. Stern
                  Director

                      RITE AID CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

       FOR THE YEARS ENDED MARCH 1, 1997, MARCH 2, 1996 AND MARCH 4, 1995

                             (Dollars in Thousands)

                                     Balance at       Additions      Additions                             Balance at
                                      Beginning      Charged to     Charged to                                    End
                                             of       Costs and          Other                                     of
Classification                           Period        Expenses       Accounts             Deductions          Period
--------------                           ------        --------       --------             ----------          ------
Allowances deducted from
accounts receivable for
estimated uncollectible
amounts:

Year ended March 1, 1997                  5,545          13,178          7,503    (a)          11,643          14,583

Year ended March 2, 1996                  5,079          16,785              -                 16,319           5,545

Year ended March 4, 1995                    342          22,938          3,769    (b)          21,970           5,079

(a) Allowance for estimated uncollectible accounts acquired from Thrifty PayLess Holdings Inc. on December 12, 1996.

(b) Allowance for estimated uncollectible accounts acquired from Perry Drugstores on January 11, 1995.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Rite Aid Corporation:

Under date of April 24, 1997, we reported on the consolidated balance sheets of Rite Aid Corporation and subsidiaries as of March 1, 1997 and March 2, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 1, 1997, which are incorporated by reference in the Company's annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Company's annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in fiscal year 1995.

                                                           KMPG Peat Marwick LLP


Harrisburg, Pennsylvania
April 24, 1997

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

11       Statement Regarding Computation of Per Share Earnings.

12 Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

13       1997 Annual Report to Stockholders.

21       Registrant's Subsidiaries.

23       Consent of Independent Certified Public Accountants.

27       Financial Data Schedule (EDGAR filing only).