Form 10-Q
period 1997-05-31
RITE AID CORP
filed 1997-07-14
CIK 84129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1997

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From      To
                                                 ----    ----

                         COMMISSION FILE NUMBER 1-5742


                              RITE AID CORPORATION
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                    23-1614034
              --------                                    ----------
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


               30 HUNTER LANE, CAMP HILL, PENNSYLVANIA               17011
               -----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)


                                 (717) 761-2633
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
                                 --------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                [x]   YES        [ ]    NO


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The registrant had 122,948,422 shares of its $1.00 par value Common Stock outstanding as of June 27, 1997.


         Total number of sequentially numbered pages in this filing, including
exhibits thereto:                       16.
                                        ---

                                                                               2
                              RITE AID CORPORATION



                                     INDEX


PART I.          FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets May 31, 1997 and March 1, 1997                                          2

         Condensed Consolidated Statements of Income Thirteen Weeks Ended May 31, 1997 and June 1, 1996                3

         Condensed Consolidated Statements of Cash Flows Thirteen Weeks Ended May 31, 1997 and June 1, 1996            4

         Notes to Condensed Consolidated Financial Statements                                                          5

         Independent Auditors' Review Report                                                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                         7

PART II.         OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                                           9

Item 6.  Exhibits and Reports on Form 8-K                                                                              9

                ---------------------------------------------
                              RITE AID CORPORATION
                                   FORM 10-Q
                   FOR THE THIRTEEN WEEKS ENDED MAY 31, 1997
                ---------------------------------------------

PART I.          FINANCIAL INFORMATION

Item 1.  Financial Statements:
                     RITE AID CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                     May 31, 1997            March 1, 1997
                                                                                     ------------            -------------
                                                                                      (Unaudited)
         CURRENT ASSETS
           Cash                                                                            $3,703                   $7,042
           Accounts and Notes Receivable                                                  366,440                  370,588
           Inventories                                                                  2,379,918                2,336,659
           Prepaid Expenses and Other Current Assets                                       64,000                   57,210
                                                                                           ------                   ------
         TOTAL CURRENT ASSETS                                                           2,814,061                2,771,499
                                                                                        ---------                ---------

         Property, Plant And Equipment, at Cost                                         2,770,329                2,669,856
         Accumulated Depreciation                                                         808,903                  773,786
                                                                                          -------                  -------
         PROPERTY, PLANT AND EQUIPMENT, NET                                             1,961,426                1,896,070
                                                                                        ---------                ---------

         INTANGIBLE ASSETS
           Excess Of Cost Over Underlying Equity In Subsidiaries (less
             accumulated amortization of $27,703 and $10,579)                           1,253,901                1,260,777
           Lease Acquisition Costs (less accumulated amortization of
             $140,546 and $120,522)                                                       388,030                  383,862
                                                                                          -------                  -------
         TOTAL INTANGIBLE ASSETS                                                        1,641,931                1,644,639
                                                                                        ---------                ---------

         Other Assets                                                                      96,431                  104,773
                                                                                           ------                  -------

         TOTAL ASSETS                                                                  $6,513,849               $6,416,981
                                                                                       ==========               ==========

         CURRENT LIABILITIES
           Short-Term Debt and Current Maturities of Long-Term Debt                       $44,505                  $44,255
           Accounts Payable                                                               664,365                  601,301
           Income Taxes                                                                    55,435                   18,484
           Sales and Other Taxes Payable                                                   37,294                   34,985
           Accrued Salaries, Wages and Other Current Liabilities                          444,374                  472,985
                                                                                          -------                  -------
         TOTAL CURRENT LIABILITIES                                                      1,245,973                1,172,010
                                                                                        ---------                ---------

         Long-Term Debt, Less Current Maturities                                        2,292,206                2,317,789
         Capital Lease Obligations                                                         95,909                   97,863
         Deferred Income Taxes                                                            227,180                  221,855
         Noncurrent Liabilities                                                           118,204                  118,779

         STOCKHOLDERS' EQUITY
           Common Stock, Par Value $1 Per Share; Issued 129,442,374
             and 90,412,997                                                               129,442                  129,342
           Additional Paid-In-Capital                                                   1,367,699                1,365,771
           Retained Earnings                                                            1,143,849                1,100,185
           Cumulative Pension Liability Adjustments                                       {1,867}                  {1,867}
           Treasury Stock, at Cost (6,532,169 Shares)                                   {104,746}                {104,746}
                                                                                        ---------                ---------
         TOTAL STOCKHOLDERS' EQUITY                                                     2,534,377                2,488,685
                                                                                        ---------                ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $6,513,849               $6,416,981
                                                                                       ==========               ==========

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                 -------------------------------------------
                              RITE AID CORPORATION
                                   FORM 10-Q
                   FOR THE THIRTEEN WEEKS ENDED MAY 31, 1997
                 -------------------------------------------

Item 1.  Financial Statements: (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                                             Thirteen Weeks           Thirteen Weeks
                                                                      Ended                    Ended
                                                               May 31, 1997             June 1, 1996
                                                               ------------             ------------
         SALES                                                   $2,664,600               $1,405,302

         COSTS AND EXPENSES:
         Costs of Goods Sold Including Occupancy Costs            1,925,551                1,034,127
         Selling, General and Administrative Expenses               587,906                  284,391
         Interest Expense                                            36,837                   17,787
         Nonrecurring Costs                                               -                   16,057
                                                                          -                   ------
                                                                  2,550,294                1,352,362
                                                                  ---------                ---------


         INCOME BEFORE INCOME TAXES                                 114,306                   52,940
         Income Taxes                                                46,065                   20,224
                                                                     ------                   ------
         NET INCOME                                                 $68,241                  $32,716
                                                                    =======                  =======

         EARNINGS PER SHARE                                            $.56                     $.39
                                                                       ====                     ====

         CASH DIVIDENDS PER COMMON SHARE                               $.20                    $.185
                                                                       ====                    =====

         AVERAGE SHARES OUTSTANDING                             122,834,000               83,865,000
                                                                ===========               ==========



See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                 -------------------------------------------
                              RITE AID CORPORATION
                                   FORM 10-Q
                   FOR THE THIRTEEN WEEKS ENDED MAY 31, 1997
                 -------------------------------------------

Item 1.  Financial Statements: (Continued)

                     RITE AID CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                                                             13 Weeks Ended      13 Weeks Ended
                                                                                               May 31, 1997        June 1, 1996
                                                                                               ------------        ------------
  OPERATING ACTIVITIES
  INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                                                   $114,306             $52,940
    Adjustments To Reconcile Net Cash Provided By Operations:
    Depreciation and Amortization                                                                    64,080              34,800
    Accreted Interest on Long-Term Debt                                                               5,115               3,233

    Changes in Operating Assets and Liabilities, Net of Effects from Acquisitions:
        (Increase) Decrease in Accounts Receivable                                                    2,668            (10,105)
        (Increase) Decrease in Inventories                                                         (65,303)              22,284
        Increase in Accounts Payable                                                                 63,064              15,431
        Other                                                                                      (29,454)            (10,227)
                                                                                                   --------            --------
                                                                                                    154,476             108,356
    Income Taxes (Paid)                                                                             (2,872)             (2,698)
                                                                                                    -------             -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         151,604             105,658
                                                                                                    -------             -------

  INVESTING ACTIVITIES
    Purchase of Property, Plant and Equipment                                                     (111,644)           (100,519)
    Intangible Assets Acquired                                                                     (13,250)             (8,423)
    Proceeds from Dispositions                                                                       17,489                   -
    Other                                                                                             7,413               (445)
                                                                                                      -----               -----
  NET CASH {USED IN} INVESTING ACTIVITIES                                                          (99,992)           (109,387)
                                                                                                   --------           ---------

  FINANCING ACTIVITIES
    Net Proceeds (Payments) of Commercial Paper and Other Long-Term Borrowings                     (32,308)              24,739
    Cash Dividends Paid                                                                            (24,577)            (15,529)
    Proceeds From Sale Of Stock                                                                       1,934                 611
                                                                                                      -----                 ---
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                 (54,951)               9,821
                                                                                                   --------               -----

  INCREASE (DECREASE) IN CASH                                                                       (3,339)               6,092
  CASH AT BEGINNING OF PERIOD                                                                         7,042               3,131
                                                                                                      -----               -----
  CASH AT END OF PERIOD                                                                              $3,703              $9,223
                                                                                                     ======              ======

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                ----------------------------------------------
                              RITE AID CORPORATION
                                   FORM 10-Q
                   FOR THE THIRTEEN WEEKS ENDED MAY 31, 1997
                ----------------------------------------------

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

The results of operations for the thirteen weeks ended May 31, 1997 and June 1, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- EARNINGS PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of common stock shares outstanding during the periods.

NOTE 3- RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock. The Company is required to adopt SFAS No. 128 for the year ending February 28, 1998. If the provisions of SFAS No. 128 had been used to calculate EPS for the 13-weeks ended May 31, 1997 and June 1, 1996, proforma EPS would have been:


                                             13 Weeks Ended     13 Weeks Ended
                                               May 31, 1997       June 1, 1996
                                               ------------       ------------
            Basic Earnings Per Share                   $.56               $.39
                                                       ====               ====


            Diluted Earnings Per Share                 $.54               $.38
                                                       ====               ====

                ----------------------------------------------
                              RITE AID CORPORATION
                                   FORM 10-Q
                   FOR THE THIRTEEN WEEKS ENDED MAY 31, 1997
                ----------------------------------------------

Item 1. Financial Statements: (Continued)

                    INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

         We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of May 31, 1997, and the related condensed consolidated statements of income and cash flows for the thirteen week periods ended May 31, 1997 and June 1, 1996. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rite Aid Corporation and subsidiaries as of March 1, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 1, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                             KPMG PEAT MARWICK LLP


Harrisburg, Pennsylvania
July 11, 1997

                                                                               8
                ----------------------------------------------
                              RITE AID CORPORATION
                                   FORM 10-Q
                   FOR THE THIRTEEN WEEKS ENDED MAY 31, 1997
                ----------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Net income increased 108.6 percent to $68,241,000 from $32,716,000, or $.56 per share from $.39 per share. Income from the prior year quarter included a pre-tax charge of $16,057,000 for costs associated with the attempted acquisition of Revco D.S. Inc. Net income for the first quarter of last year, before the charge, was $42,639,000 or $.51 per share.

Sales for the 13-week quarter increased 89.6 percent to $2,664,600,000 compared to $1,405,302,000 in the prior year. Prescription revenue accounted for 50.0 percent of drugstore sales, and third party prescription revenue represented
81.9 percent of pharmacy sales.  Last year, prescription revenue accounted for
56.6 percent of drugstore sales, and third party prescription revenue represented 78.6 percent of pharmacy sales.

Rite Aid same-store sales for the quarter increased 9.5 percent, reflecting a
13.5 percent increase in comparable pharmacy sales and a 4.1 percent increase in front end same-store sales. Last year first quarter same-store sales increased 6.7 percent. Thrifty PayLess same-store sales increased by 5.3 percent for the period, consisting of an increase of 12.6 percent in comparable pharmacy sales and a 1.3 percent increase in front end sales. During the quarter, the company opened 28 drugstores, closed 29 smaller outlets, enlarged 6 locations, and relocated 29 units. Stores in operation at the end of the quarter totaled 3,622.

Costs of goods sold including occupancy costs, as a percentage of sales, were 72.3% for the quarter ending May 31, 1997 compared to 73.6% last year. The company uses the LIFO inventory method for valuation that requires interim estimates of annual inflation rates. Accordingly, costs of goods sold includes a LIFO provision of $7,000,000 ($.03 per share) for the quarter ending May 31, 1997 compared to $5,900,000 ($.04 per share) in the quarter a year ago. The trend of third party reimbursed prescription sales continued to adversely impact pharmacy gross margins, but were offset with front end gross margin increases over the prior year quarter resulting from a changing sales mix and retail price changes. Overall, gross margins improved because of Thrifty PayLess' greater mix of front end sales to total sales.

Selling, general and administrative expenses of $587,906,000 for the first quarter and $284,391,000 for the comparable period last year represented 22.0% and 20.2% of sales, respectively. Thrifty PayLess integration expenses and duplicative headquarters expenses were the primary causes of the increased ratio of selling, general and administrative expenses to sales. In addition, Thrifty PayLess' historical ratio of selling, general and administrative expenses to sales is greater than that experienced by the company in its east coast operations.

Interest expense increased to $36,837,000 for the quarter ending May 31, 1997 compared to $17,787,000 for the quarter ending June 1, 1996. Interest expense increased as a result of adding debt to finance the Thrifty PayLess merger in the fourth quarter last year. The weighted average yield on short-term commercial paper obligations was 5.6% for the quarter ending May 31, 1997.

Income taxes were $46,065,000 for the quarter ending May 31, 1997 compared to $20,224,000 for the quarter ending June 1, 1996. The effective income tax rate increased to 40.3% for the quarter ending May 31, 1997 reflecting the impact of nondeductible amortization expenses resulting from the Thrifty PayLess acquisition. Depreciation and amortization was $64,080,000 for the quarter ending May 31, 1997 compared to $34,800,000 in the comparable quarter last year.

Working capital was $1,568,088,000 at May 31, 1997 compared to $1,599,489,000 at March 1, 1997 and the current ratios were 2.3:1 and 2.4:1, respectively. Cash flows generated by operating activities were approximately $151,604,000 for the quarter ending May 31, 1997 compared to $105,658,000 for the first quarter last year. Capital expenditures for property, plant and equipment were $111,644,000 in connection with the company's store construction, renovation and relocation programs. Cash was also used for dividend payments of $24,577,000 and reduction of long-term debt of $32,308,000. Long-term debt to total capitalization was 46.1% as of May 31, 1997, compared to 46.8% at March 1, 1997.

The company maintains $1,250,000,000 in revolving credit commitments to provide additional borrowing capacity and support its commercial paper program.

                                                                               9
                ----------------------------------------------
                              RITE AID CORPORATION
                                   FORM 10-Q
                   FOR THE THIRTEEN WEEKS ENDED MAY 31, 1997
                ----------------------------------------------

Item 2. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)


Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the company expects will or may occur in the future, such as increases in same-store sales, increases in third-party prescription volumes, increases in the ratio of front end sales to total sales, increases in gross profits, future capital expenditures, store openings, closings, remodels, renovations, expansions and relocations, additional distribution facilities, and other aspects of the company's future business and operations. The company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the company. Such factors include, but are not limited to, competitive pricing pressures, consumer preferences, general economic conditions, inflation, merchandise supply constraints, interest rate movements, availability of real estate, construction and start-up of drugstore and distribution center facilities, and the effects of commercialization and technological difficulties. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

                                                                              10
                ----------------------------------------------
                              RITE AID CORPORATION
                                   FORM 10-Q
                   FOR THE THIRTEEN WEEKS ENDED MAY 31, 1997
                ----------------------------------------------

PART II.         OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

         (a) On July 9, 1997 Rite Aid Corporation held its annual meeting of stockholders.

         (b) The following directors were elected as members of the Board at the meeting:

                 William J. Bratton                  (Term to expire 2000)
                 Franklin C. Brown                   (Term to expire 2000)
                 Martin L. Grass                     (Term to expire 2000)
                 Preston Robert Tisch                (Term to expire 2000)
                 Leonard I. Green                    (Term to expire 1999)

                 The following directors' terms of office continued after the meeting:

                 Alex Grass                          (Term to expire 1998)
                 Philip Neivert                      (Term to expire 1998)
                 Gerald Tsai, Jr.                    (Term to expire 1998)
                 Timothy J. Noonan                   (Term to expire 1999)
                 Nancy A. Lieberman                  (Term to expire 1999)
                 Leonard Stern                       (Term to expire 1999)


         (c) An amendment to the 1990 Omnibus Stock Incentive Plan was approved to increase the number of shares of Common Stock which may be issued under the Omnibus Plan by 4,000,000 shares and to increase the number of options, stock appreciation rights and stock-based awards which may be granted to any one employee in any calendar year by 600,000 shares.

         (d) No other matters were submitted to a vote of security holders at the annual stockholders' meeting.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)     Exhibits

         Item 11.       Statement re computations of per share earnings

         Item 12. Statement re computations of ratios of earnings to fixed charges

         Item 15. Copy of letter from independent accountants regarding unaudited interim financial information

         Item 27.       Financial Data Schedule (EDGAR Filing Only)


         (b)     Reports on Form 8-K

                 None.

                                                                              11
                ----------------------------------------------
                              RITE AID CORPORATION
                                   FORM 10-Q
                   FOR THE THIRTEEN WEEKS ENDED MAY 31, 1997
                ----------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                RITE AID CORPORATION
                                                --------------------
                                                (Registrant)


Date:  July 11, 1997                            /s/ Frank Bergonzi
--------------------------------                ------------------------------
                                                Frank Bergonzi
                                                Executive Vice President,
                                                Chief Financial Officer

                                                                              12
                                 EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION

ITEM 11          STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS.

ITEM 12          STATEMENTS RE COMPUTATION OF RATIOS OF EARNINGS TO FIXED
                 CHARGES

ITEM 15 COPY OF LETTER FROM INDEPENDENT ACCOUNTANTS' REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION

ITEM 27          FINANCIAL DATA SCHEDULE (EDGAR FILING ONLY).