Form 10-Q
period 1997-08-30
RITE AID CORP
filed 1997-10-14
CIK 84129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____ To _____


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

                                        X    YES               NO


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The registrant had 124,710,688 shares of its $1.00 par value Common Stock outstanding as of September 29, 1997


         Total number of sequentially numbered pages in this filing, including
exhibits thereto:   19

                              RITE AID CORPORATION



                                      INDEX


PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets August 30, 1997 and March 1, 1997                              2

             Condensed Consolidated Statements of Income
                      Thirteen Weeks Ended August 30, 1997 and August 31, 1996                                    3

             Condensed Consolidated Statements of Income
                      Twenty-Six Weeks Ended August 30, 1997 and August 31, 1996                                  4

             Condensed Consolidated Statements of Cash Flows
                      Twenty-Six Weeks Ended August 30, 1997 and August 31, 1996                                  5

             Notes to Condensed Consolidated Financial Statements                                                 6

             Independent Auditors' Review Report                                                                  8

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                9

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                     11

-------------------------------------------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997
-------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                      RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                      August 30, 1997      March 1, 1997
                                                                      ---------------      -------------
                                                                         (Unaudited)
CURRENT ASSETS
  Cash                                                                   $     7,440         $     7,042
  Accounts and Notes Receivable                                              354,619             370,588
  Inventories                                                              2,562,076           2,336,659
  Prepaid Expenses and Other Current Assets                                   71,912              57,210
                                                                         -----------         -----------
TOTAL CURRENT ASSETS                                                       2,996,047           2,771,499
                                                                         -----------         -----------

Property, Plant and Equipment, at Cost                                     2,931,178           2,669,856
  Accumulated Depreciation                                                   885,208             773,786
                                                                         -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                         2,045,970           1,896,070
                                                                         -----------         -----------

INTANGIBLE ASSETS
  Excess of Cost Over Underlying Equity in Subsidiaries (Less
    Accumulated Amortization of $35,837 and $19,595)                       1,560,022           1,260,777
  Lease Acquisition Costs and Other Intangible Assets (Less
    Accumulated Amortization of $148,856 and $132,696)                       400,615             383,862
                                                                         -----------         -----------
TOTAL INTANGIBLE ASSETS                                                    1,960,637           1,644,639
                                                                         -----------         -----------

Other Assets                                                                  93,926             104,773
                                                                         -----------         -----------

TOTAL ASSETS                                                             $ 7,096,580         $ 6,416,981
                                                                         ===========         ===========


CURRENT LIABILITIES
  Short-Term Debt and Current Maturities of Long-Term Debt               $    47,354         $    44,255
  Accounts Payable                                                           715,584             601,301
  Income Taxes                                                                83,197              18,484
  Sales and Other Taxes Payable                                               55,714              34,985
  Accrued Salaries, Wages and Other Current Liabilities                      439,428             472,985
                                                                         -----------         -----------
TOTAL CURRENT LIABILITIES                                                  1,341,277           1,172,010
                                                                         -----------         -----------

Long-Term Debt, Less Current Maturities                                    2,714,826           2,317,789
Capital Lease Obligations                                                    100,128              97,863
Deferred Income Taxes                                                        232,933             221,855
Noncurrent Liabilities                                                       135,263             118,779

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share; Issued 129,509,169
    and 129,342,043                                                          129,509             129,342
  Additional Paid-In Capital                                               1,369,397           1,365,771
  Retained Earnings                                                        1,179,860           1,100,185
  Cumulative Pension Liability Adjustments                                    (1,867)             (1,867)
  Treasury Stock, at Cost (6,532,169 Shares)                                (104,746)           (104,746)
                                                                         -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                                 2,572,153           2,488,685
                                                                         -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 7,096,580         $ 6,416,981
                                                                         ===========         ===========

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997
-------------------------------------------------------------------------------

Item 1. Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)


                                                               Thirteen Weeks                     Thirteen Weeks
                                                                        Ended                              Ended
                                                              August 30, 1997                    August 31, 1996
                                                              ---------------                    ---------------
SALES                                                              $2,634,200                         $1,423,076
                                                                   ----------                         ----------

COSTS AND EXPENSES:
Costs of Goods Sold Including Occupancy Costs                       1,922,789                          1,050,635
Selling, General and Administrative Expenses                          568,167                            296,060
Interest Expense                                                       41,713                             19,412
                                                                       ------                             ------

                                                                    2,532,669                          1,366,107
                                                                    ---------                          ---------


INCOME BEFORE INCOME TAXES                                            101,531                             56,969
Income Taxes                                                           40,918                             21,760
                                                                       ------                             ------
NET INCOME                                                            $60,613                            $35,209
                                                                      =======                            =======

EARNINGS PER SHARE                                                       $.49                               $.42
                                                                         ====                               ====

CASH DIVIDENDS PER COMMON SHARE                                          $.20                              $.185
                                                                         ====                              =====

AVERAGE SHARES OUTSTANDING                                        122,948,000                         83,890,000
                                                                  ===========                         ==========

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997
-------------------------------------------------------------------------------

Item 1. Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)


                                                          Twenty-Six Weeks Ended             Twenty-Six Weeks Ended
                                                              August 30, 1997                    August 31, 1996
                                                          ----------------------             ----------------------
SALES                                                              $5,298,800                         $2,828,378
                                                                   ----------                         ----------

COSTS AND EXPENSES:
Costs of Goods Sold Including Occupancy Costs                       3,848,340                          2,084,762
Selling, General and Administrative Expenses                        1,156,073                            580,451
Interest Expense                                                       78,550                             37,199
Nonrecurring Costs                                                          -                             16,057
                                                                    ---------                             ------
                                                                    5,082,963                          2,718,469
                                                                    ---------                          ---------


INCOME BEFORE INCOME TAXES                                            215,837                            109,909
Income Taxes                                                           86,983                             41,984
                                                                       ------                             ------
NET INCOME                                                           $128,854                            $67,925
                                                                     ========                            =======

EARNINGS PER SHARE                                                      $1.05                               $.81
                                                                        =====                               ====

CASH DIVIDENDS PER COMMON SHARE                                          $.40                               $.37
                                                                         ====                               ====

AVERAGE SHARES OUTSTANDING                                        122,891,000                         83,878,000
                                                                  ===========                         ==========

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997
-------------------------------------------------------------------------------

Item 1. Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                         26 Weeks Ended          26 Weeks Ended
                                                                                        August 30, 1997         August 31, 1996
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                                                 $215,837                $109,909
  Adjustments to Reconcile Net Cash Provided by Operations:
  Depreciation and Amortization                                                                 128,083                  70,397
  Accreted Interest on Long-Term Debt                                                            10,664                   6,588

  Changes in Operating Assets and Liabilities, Net of Effects from Acquisitions:
      (Increase) Decrease in Accounts Receivable                                                 35,589                  (4,335)
      (Increase) in Inventories                                                                (125,425)                (39,103)
      Increase (Decrease) in Accounts Payable                                                    35,596                 (18,477)
      Other                                                                                     (68,030)                  4,284
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                232,314                 129,263
  Income Taxes (Paid)                                                                           (17,202)                (16,391)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       215,112                 112,872
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                                                    (244,527)               (216,309)
  Purchases of Businesses, Net of Cash Acquired                                                (330,425)                (25,771)
  Intangible Assets Acquired                                                                    (26,811)                (33,298)
  Proceeds from Dispositions                                                                     67,083                      -
  Other                                                                                           7,192                  (8,794)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                                        (527,488)               (284,172)
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net Proceeds of Commercial Paper and Other Long-Term Borrowings                               358,641                 207,502
  Cash Dividends Paid                                                                           (49,179)                (31,058)
  Proceeds From Sale of Stock                                                                     3,312                   1,132
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       312,774                 177,576
---------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                                    398                   6,276
CASH AT BEGINNING OF PERIOD                                                                       7,042                   3,131
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                            $7,440                  $9,407
---------------------------------------------------------------------------------------------------------------------------------

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997
-------------------------------------------------------------------------------

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

The results of operations for the thirteen and twenty-six weeks ended August 30, 1997 and August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- EARNINGS PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of common stock shares outstanding during the periods.

NOTE 3- RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock. The Company is required to adopt SFAS No. 128 for the year ending February 28, 1998. If the provisions of SFAS No. 128 had been used to calculate EPS for the 13-week and 26-week periods ended August 30, 1997 and August 31, 1996, pro forma EPS would have been:


                                        13 Weeks Ended         13 Weeks Ended
                                       August 30, 1997        August 31, 1996
                                       ---------------        ---------------
Basic Earnings Per Share                          $.49                   $.42
                                                  ====


Diluted Earnings Per Share                        $.48                   $.41
                                                  ====                   ====



                                        26 Weeks Ended         26 Weeks Ended
                                       August 30, 1997        August 31, 1996
                                       ---------------        ---------------
Basic Earnings Per Share                         $1.05                   $.81
                                                 =====


Diluted Earnings Per Share                       $1.02                   $.80
                                                 =====                   ====

-------------------------------------------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997
-------------------------------------------------------------------------------

Item 1. Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3- RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 1997, the Financial Accounting Standards Board issued two new pronouncements for which provisions are effective for fiscal year ending February 27, 1999; SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and is not expected to significantly impact the company. SFAS No. 131, which requires an enterprise to report financial and descriptive information about its reportable segments, is being evaluated by the company.

NOTE 4-ACQUISITIONS

On August 27, 1997, the company completed its acquisitions of Harco, Inc. and K&B, Incorporated. K&B, Incorporated, based in New Orleans, LA, operates 186 stores in Louisiana, Alabama, Mississippi, Texas, Tennessee and Florida. It was the 13th largest drugstore chain in the U.S. with sales of $580,000,000 for fiscal year 1996. Harco, Inc. is headquartered in Tuscaloosa, AL, and operates 146 stores in Alabama, Mississippi and Florida. It was the 17th largest drugstore chain in the U.S. with sales of $258,000,000 in fiscal year 1996. The combined purchase price of these companies was approximately $340,000,000 and was financed through commercial paper borrowings. The value of goodwill assigned to acquisitions was approximately $300,000,000 using the purchase method of accounting for business combinations. The balance sheets for Harco, Inc. and K&B, Incorporated are included in the consolidated balance sheet of the company as of August 30, 1997.

NOTE 5-LONG-TERM DEBT

In September 1997, the company completed the sale of $650,000,000, 5.25% Convertible Subordinated Notes due September 15, 2002. The notes are convertible into shares of Rite Aid Corporation common stock at any time on or after the 90th day following the last issuance of notes and prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $72.275 per share (equivalent to a conversion rate of 13.836 shares per $1,000 principal amount of notes), subject to adjustment in certain events. Interest on the notes is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 1998. The notes may be redeemed at the option of the company on or after September 15, 2000, in whole or in part. The proceeds from the sale of the notes were used to refinance and repay commercial paper previously issued by the company.

On August 29, 1997, the company announced that it intended to commence redemption of outstanding 6.75% Zero Coupon Convertible Subordinated Notes. Because the current market price of the common stock to be received upon conversion exceeds the redemption price of the 6.75% notes, the company anticipates that noteholders will convert their 6.75% Zero Coupon Convertible Subordinated Notes to common stock prior to the redemption date. The company had 366,651 outstanding 6.75% Zero Coupon Convertible Subordinated Notes as of August 30, 1997, with a book value of approximately $554 per note. Noteholders converted 82,073 of the 6.75% Zero Coupon Convertible Subordinated Notes to 1,312,583 shares of common stock during the 4-week period ended September 27, 1997.

NOTE 6-SUBSEQUENT EVENT

On October 9, 1997 the company announced that the Board of Directors had declared a quarterly dividend of $.20 per share payable October 27, 1997 to stockholders of record on October 20, 1997.

-------------------------------------------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997
-------------------------------------------------------------------------------

Item 1. Financial Statements: (Continued)


                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of August 30, 1997, and the related condensed consolidated statements of income for the twenty-six and thirteen week periods ended August 30, 1997 and August 31, 1996, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 30, 1997 and August 31, 1996. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                        KPMG PEAT MARWICK LLP


Harrisburg, Pennsylvania
October 3, 1997

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Sales for the thirteen-week and twenty-six week periods ended August 30, 1997 were $2,634,200,000 and $5,298,800,000, respectively, representing increases of 85.1% and 87.3% over the same periods from the previous year. Same-store sales for the Rite Aid stores increased 9.7% for the quarter, reflecting a 14.3% increase in pharmacy comparable sales and a 4.0% increase in front-end same-unit sales. Thrifty PayLess same-store sales increased 4.9% for the 13 weeks ended August 30, 1997, consisting of a 12.6% increase in comparable pharmacy sales and a 0.8% increase in front-end sales. Year-to-date, same-store sales increased 9.6% compared to 6.9% for the comparable, 26-week period last year, and Thrifty PayLess same-store sales increased 5.0%.

Prescription sales accounted for 50.3% of drugstore sales for the quarter, and third party prescription sales represent 83.3% of pharmacy sales. Last year, prescription sales were 56.1% of drugstore sales, and third party prescription sales represented 79.0% of pharmacy sales. Prescription sales for the first 26 weeks of fiscal 1998 were 50.2% of drugstore sales compared to 56.4% for the same period last year. Year-to-date third party sales as a percent of pharmacy sales were 82.4% versus 79.0% last year.

During the second quarter, the company added 39 drugstores, closed 28 smaller outlets, enlarged 4 locations and relocated 48 units. Rite Aid also acquired 332 stores with the Harco and K&B acquisitions. Year-to-date totals include 67 new stores, 57 closings, 10 expansions and 77 relocations. At the end of the second quarter, Rite Aid operated 3,965 drugstores.

Cost of goods sold including occupancy costs, as a percentage of sales, were 72.9% for the quarter and 72.7% for the year-to-date period compared to 73.8% and 73.7% for the respective periods a year earlier. The company uses the LIFO inventory method that requires interim estimates of annual inflation rates. Accordingly, costs of goods sold included a LIFO provision of $5,300,000 for the quarter and $12,300,000 for the twenty-six weeks ended August 30, 1997, compared to $4,700,000 and $10,600,000, respectively for the same periods last year. The LIFO method of valuing inventory had the effect of reducing net income $.03 per share for the 13-week period and $.06 per share for the 26-week period ended August 30, 1997. For the comparable periods last year, the LIFO adjustments were $.04 for the quarter and $.08 for the 26 weeks. Decreasing margins on third party reimbursed prescription sales continued to adversely impact pharmacy gross margins, but were more than offset by front-end gross margin improvements when compared to the prior year. Front-end margins improved as a result of changes in the merchandise mix and increases in retail prices. Gross margins also benefited from a higher percentage of front-end sales to total sales of 49.8% for the twenty-six weeks ended August 30, 1997 compared to 43.6% in the prior year. The improvement in front-end sales to total sales was achieved through Thrifty PayLess stores and new stores, both of which emphasize a greater front-end merchandise mix.

Selling, general and administrative costs of $568,167,000 for the quarter and $1,156,073,000 year-to-date were 21.6% and 21.8% of sales, respectively. This compares to 20.8% and 21.1% for the same periods last year. Thrifty PayLess stores operate with a greater cost structure than Rite Aid stores and are the main reason for the period-to-period increase in the operating expense to sales ratio. In addition, integration activities and duplicative back-office functions associated with acquisitions contributed to the increase in the operating expense to sales ratio. Nonrecurring costs of $16,057,000, or .6%, were included in the twenty-six weeks ended August 31, 1996 associated with the attempted acquisition of Revco D. S., Inc.

Interest expense was $41,713,000 for the thirteen-week period and $78,550,000 for the twenty-six week period this year compared to $19,412,000 and $37,199,000 for the respective periods last year. The increase in interest expense resulted from additional borrowings associated with the acquisition of Thrifty PayLess; capital expenditures and incremental working capital requirements for the new, larger prototype stores; and purchases of independent drugstores. Also contributing to the increased expense were slightly higher weighted average interest rates on the company's commercial paper of approximately 5.7% for the quarter and year-to-date periods ended August 30, 1997, compared to 5.5% for the same periods last year.

Income taxes were $40,918,000 for the thirteen-week period and $86,983,000 for the twenty-six week period ended August 30, 1997 compared to $21,760,000 for the quarter and $41,984,000 for the

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

twenty-six week period ended August 31, 1996. The effective income tax rate increased to 40.3% for the quarter and twenty-six week periods ended August 30, 1997, reflecting the increase of nondeductible intangible amortization expenses over last year. Depreciation and amortization was $64,003,000 for the quarter and $128,083,000 for the twenty-six week period ended August 30, 1997 compared to $35,597,000 and $70,397,000 in the comparable periods last year.

Net income for the thirteen weeks rose 72.2% to $60,613,000 compared to $35,209,000 in fiscal 1997. Earnings per share increased 16.7% to $.49 from $.42 for the prior year's second quarter. Year-to-date, net income increased 89.7% to $128,854,000 compared to $67,925,000 or $1.05 per share compared to $.81 per share. Net income last year included a charge of $9,923,000, or $.12 per share, for costs associated with the attempted acquisition of Revco D.S., Inc.

On August 27, 1997, the company completed its acquisitions of Harco, Inc. and K&B, Incorporated for approximately $340,000,000. The value of goodwill assigned to acquisitions was approximately $300,000,000 using the purchase method of accounting for business combinations. The balance sheets of Harco and K&B are included in the consolidated financial statements as of August 30, 1997.

Working capital was $1,654,770,000 at August 30, 1997 compared to $1,056,344,000 at August 31, 1996 and the current ratios were 2.2:1 and 3.3:1, respectively. Cash from operations is used to fund working capital requirements, fund dividend distributions to shareholders and contribute to investing activities including store expansion and acquisitions. The company maintains $1,250,000,000 in revolving credit commitments to provide additional borrowing capacity and support its commercial paper program.

In September 1997, the company sold $650,000,000, 5.25% Convertible Subordinated Notes due September 15, 2002. Each $1,000 principal amount of notes will be convertible into 13.836 shares ($72.275 per share conversion price) of Rite Aid Corporation common stock pursuant to the terms of the notes. Interest on the notes is payable semiannually beginning on March 15, 1998. The notes may be redeemed at the option of the company on or after September 15, 2000, in whole or in part. The proceeds from the notes were used to refinance and repay commercial paper previously issued by the company.

On August 29, 1997, the company announced its plan to commence redemption of outstanding 6.75% Zero Coupon Convertible Subordinated Notes ("6.75% notes"). Because the current market price of the common stock to be received upon conversion exceeds the redemption price of the 6.75% notes, the company expects noteholders to convert their 6.75% notes to common stock prior to the redemption date. The company had 366,651 outstanding 6.75% notes as of August 30, 1997, with a book value of approximately $554 per note. Noteholders converted 82,073 of the 6.75% notes to 1,312,583 shares of common stock during the 4-week period ended September 27, 1997.

Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the company expects will or may occur in the future, such as increases in same-store sales, increases in third-party prescription volumes, increases in the ratio of front-end sales to total sales, increases in gross profits, decreases in the operating expense to total sales ratio, future acquisitions, future capital expenditures, store openings, closings, remodels, renovations, expansions and relocations, additional distribution facilities, conversions and redemptions of 6.75% Zero Coupon Convertible Subordinated Notes and other aspects of the company's future business and operations. The company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the company. Such factors include, but are not limited to, competitive pricing pressures, third party prescription reimbursement levels, consumer preferences, regulatory changes governing pharmacy practices, general economic conditions, inflation, merchandise supply constraints, interest rate movements, availability of real estate, construction and start-up of drugstore and distribution center facilities, and the effects of commercialization and technological difficulties. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

-------------------------------------------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997
-------------------------------------------------------------------------------

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

         (a)      Exhibits

         Item 11.     Statement re computations of per share earnings

         Item 12. Statement re computations of ratios of earnings to fixed charges

         Item 15. Copy of letter from independent accountants regarding unaudited interim financial information

         Item 27.     Financial Data Schedule (EDGAR Filing Only)


         (b)      Reports on Form 8-K

                  None.

-------------------------------------------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 30, 1997
-------------------------------------------------------------------------------



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RITE AID CORPORATION
                                       (Registrant)


Date:  October 9, 1997                 /s/ Frank Bergonzi
-----------------------                ----------------------------------------
                                       Frank Bergonzi
                                       Executive Vice President,
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------
ITEM 11                    STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS.

ITEM 12                    STATEMENTS RE COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

ITEM 15                    COPY OF LETTER FROM INDEPENDENT ACCOUNTANTS' REGARDING
                           UNAUDITED INTERIM FINANCIAL INFORMATION

ITEM 27                    FINANCIAL DATA SCHEDULE (EDGAR FILING ONLY).