Form 10-Q
period 1997-11-29
RITE AID CORP
filed 1998-01-12
CIK 84129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 29, 1997

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

         The registrant had 128,911,067 shares of its $1.00 par value Common Stock outstanding as of December 27, 1997


         Total number of sequentially numbered pages in this filing, including exhibits thereto: 20

                              RITE AID CORPORATION


                                      INDEX


PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets November 29, 1997 and March 1, 1997                                 2

         Condensed Consolidated Statements of Income
                  Thirteen Weeks Ended November 29, 1997 and November 30, 1996                                     3

         Condensed Consolidated Statements of Income
                  Thirty-Nine Weeks Ended November 29, 1997 and November 30, 1996                                  4

         Condensed Consolidated Statements of Cash Flows
                  Thirty-Nine Weeks Ended November 29, 1997 and November 30, 1996                                  5

         Notes to Condensed Consolidated Financial Statements                                                      6

         Independent Auditors' Review Report                                                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                     9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                          12

                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements:

                      RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                  November 29, 1997       March 1, 1997
                                                                  -----------------       -------------
                                                                     (Unaudited)
CURRENT ASSETS
  Cash                                                                $    83,214          $     7,042
  Accounts and Notes Receivable                                           127,382              370,588
  Inventories                                                           2,844,040            2,336,659
  Prepaid Expenses and Other Current Assets                                66,919               57,210
                                                                      -----------          -----------
TOTAL CURRENT ASSETS                                                    3,121,555            2,771,499
                                                                      -----------          -----------

Property, Plant and Equipment, at Cost                                  2,959,411            2,669,856
  Accumulated Depreciation                                                872,157              773,786
                                                                      -----------          -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                      2,087,254            1,896,070
                                                                      -----------          -----------

INTANGIBLE ASSETS
  Excess of Cost Over Underlying Equity in Subsidiaries (Less
    Accumulated Amortization of $45,978 and $19,595)                    1,557,362            1,260,777
  Lease Acquisition Costs and Other Intangible Assets (Less
    Accumulated Amortization of $156,991 and $132,696)                    405,955              383,862
                                                                      -----------          -----------
TOTAL INTANGIBLE ASSETS                                                 1,963,317            1,644,639
                                                                      -----------          -----------

Other Assets                                                              106,629              104,773
                                                                      -----------          -----------

TOTAL ASSETS                                                          $ 7,278,755          $ 6,416,981
                                                                      ===========          ===========

CURRENT LIABILITIES
  Short-Term Debt and Current Maturities of Long-Term Debt            $    46,000          $    44,255
  Accounts Payable                                                        912,673              601,301
  Income Taxes                                                            110,258               18,484
  Sales and Other Taxes Payable                                            43,895               34,985
  Accrued Salaries, Wages and Other Current Liabilities                   411,793              472,985
                                                                      -----------          -----------
TOTAL CURRENT LIABILITIES                                               1,524,619            1,172,010
                                                                      -----------          -----------

Long-Term Debt, Less Current Maturities                                 2,482,250            2,317,789
Capital Lease Obligations                                                  86,898               97,863
Deferred Income Taxes                                                     233,693              221,855
Noncurrent Liabilities                                                    134,203              118,779

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share; Issued 135,393,686
    and 129,342,043                                                       135,394              129,342
  Additional Paid-In Capital                                            1,566,227            1,365,771
  Retained Earnings                                                     1,222,084            1,100,185
  Cumulative Pension Liability Adjustments                                 (1,867)              (1,867)
  Treasury Stock, at Cost (6,532,169 Shares)                             (104,746)            (104,746)
                                                                      -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                              2,817,092            2,488,685
                                                                      -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 7,278,755          $ 6,416,981
                                                                      ===========          ===========

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                                                                               4
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

Item 1.  Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                           Thirteen Weeks                Thirteen Weeks
                                                                    Ended                         Ended
                                                        November 29, 1997             November 30, 1996
                                                        -----------------             -----------------
SALES                                                          $2,885,666                    $1,484,641
                                                               ----------                    ----------

COSTS AND EXPENSES:
Costs of Goods Sold Including Occupancy Costs                   2,115,739                     1,100,706
Selling, General and Administrative Expenses                      613,424                       302,697
Interest Expense                                                   42,779                        20,703
                                                               ----------                    ----------

                                                                2,771,942                     1,424,106
                                                               ----------                    ----------


INCOME BEFORE INCOME TAXES                                        113,724                        60,535
Income Taxes                                                       45,830                        23,126
                                                              -----------                    ----------
NET INCOME                                                    $    67,894                    S   37,409
                                                              ===========                    ==========

EARNINGS PER SHARE                                            $       .54                    $      .45
                                                              ===========                    ==========

CASH DIVIDENDS PER COMMON SHARE                               $       .20                    $     .185
                                                              ===========                    ==========

AVERAGE SHARES OUTSTANDING                                    126,521,000                    83,919,000
                                                              ===========                    ==========



See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                                                                               5
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

Item 1.  Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                    Thirty-Nine Weeks         Thirty-Nine Weeks
                                                                Ended                     Ended
                                                    November 29, 1997         November 30, 1996
                                                    -----------------         -----------------
SALES                                                    $  8,184,466               $ 4,313,019
                                                         ------------               -----------
COSTS AND EXPENSES:
Costs of Goods Sold Including Occupancy Costs               5,964,079                 3,185,468
Selling, General and Administrative Expenses                1,769,497                   883,148
Interest Expense                                              121,329                    57,902
Nonrecurring Costs                                               --                      16,057
                                                         ------------               -----------
                                                            7,854,905                 4,142,575
                                                         ------------               -----------

INCOME BEFORE INCOME TAXES                                    329,561                   170,444
Income Taxes                                                  132,813                    65,110
                                                         ------------               -----------
NET INCOME                                               $    196,748               $   105,334
                                                         ============               ===========

EARNINGS PER SHARE                                       $       1.59               $      1.26
                                                         ============               ===========

CASH DIVIDENDS PER COMMON SHARE                          $        .60               $      .555
                                                         ============               ===========

AVERAGE SHARES OUTSTANDING                                124,101,000                83,891,000
                                                         ============               ===========


See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                                                                               6
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

Item 1.  Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                                                    39 Weeks Ended         39 Weeks Ended
                                                                                 November 29, 1997      November 30, 1996
                                                                                 -----------------      -----------------
OPERATING ACTIVITIES
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                                           $ 329,561              $ 170,444
  Adjustments to Reconcile Net Cash Provided by Operations:
  Depreciation and Amortization                                                            203,316                110,662
  Accreted Interest on Long-Term Debt                                                       14,097                 12,672

  Changes in Operating Assets and Liabilities, Net of Effects from Acquisitions:
      (Increase) Decrease in Accounts Receivable                                           259,445                (18,972)
      (Increase) in Inventories                                                           (407,389)              (158,138)
      Increase in Accounts Payable                                                         232,685                 38,547
      Other                                                                               (106,044)                (8,812)
                                                                                         ---------              ---------
                                                                                           525,671                146,403
  Income Taxes (Paid)                                                                      (36,418)               (23,965)
                                                                                         ---------              ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  489,253                122,438
                                                                                         ---------              ---------
INVESTING ACTIVITIES
  Purchase of Property, Plant and Equipment                                               (338,459)              (336,619)
  Purchases of Businesses, Net of Cash Acquired                                           (330,425)               (35,087)
  Intangible Assets Acquired                                                               (47,767)               (20,677)
  Investments and Advances in Joint Venture                                                    --                 (30,714)
  Proceeds from Dispositions                                                                67,083                     --
  Other                                                                                       (663)                (9,486)
                                                                                         ---------              ---------
NET CASH (USED IN) INVESTING ACTIVITIES                                                   (650,231)              (432,583)
                                                                                         ---------              ---------
FINANCING ACTIVITIES
  Proceeds from Bond Issuance                                                              641,293                 76,785
  Net Proceeds (Repayments) of Commercial Paper and Other Long-Term Borrowings            (332,520)               284,830
  Cash Dividends Paid                                                                      (74,849)               (46,593)
  Redemption of Stock Rights                                                                   --                    (839)
  Proceeds From Sale of Stock                                                                3,226                  1,545
                                                                                         ---------              ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  237,150                315,728
                                                                                         ---------              ---------
INCREASE IN CASH                                                                            76,172                  5,583
CASH AT BEGINNING OF PERIOD                                                                  7,042                  3,131
                                                                                         ---------              ---------
CASH AT END OF PERIOD                                                                    $  83,214              $   8,714
                                                                                         =========              =========


See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                                                                               7
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

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

The results of operations for the thirteen and thirty-nine weeks ended November 29, 1997 and November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- EARNINGS PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of common stock shares outstanding during the periods.

NOTE 3- RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock. The Company is required to adopt SFAS No. 128 for the year ending February 28, 1998. If the provisions of SFAS No. 128 had been used to calculate EPS for the 13-week and 39-week periods ended November 29, 1997 and November 30, 1996, pro forma EPS would have been:


                                            13 Weeks Ended         13 Weeks Ended
                                         November 29, 1997      November 30, 1996
                                         -----------------      -----------------
     Basic Earnings Per Share                         $.54                   $.45
                                                      ====                   ====


     Diluted Earnings Per Share                       $.52                   $.44
                                                      ====                   ====

                                           39 Weeks Ended          39 Weeks Ended
                                        November 29, 1997       November 30, 1996
                                        -----------------       -----------------
     Basic Earnings Per Share                       $1.59                   $1.26
                                                    =====                   =====


     Diluted Earnings Per Share                     $1.54                   $1.23
                                                    =====                   =====

                                                                               8
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

Item 1.  Financial Statements: (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3- RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 1997, the Financial Accounting Standards Board issued two new pronouncements for which provisions are effective for fiscal year ending February 27, 1999; SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, while SFAS No. 131 requires an enterprise to report financial and descriptive information about its reportable segments. Both standards are being evaluated for implementation by the company.

NOTE 4- ACCOUNTS RECEIVABLE SECURITIZATION

During November 1997, the company and certain of its subsidiaries entered into an agreement to sell, on an ongoing basis, a pool of receivables to a wholly owned bankruptcy-remote special purpose funding subsidiary (the "funding subsidiary") of the company. Accordingly, the company and certain subsidiaries transfer all their accounts receivable (principally representing amounts owed by third-party prescription payers) to the funding subsidiary. The funding subsidiary has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company. Proceeds of approximately $286,000,000 were received from the sale of receivables and were used to reduce outstanding commercial paper borrowings and are reflected as operating cash flows in the accompanying consolidated statement of cash flows.

NOTE 5- ACQUISITIONS

On August 27, 1997, the company completed its acquisitions of Harco, Inc. and K&B, Incorporated. The combined purchase price of these companies was approximately $340,000,000 and was financed through commercial paper borrowings. The value of goodwill assigned to acquisitions was approximately $300,000,000 using the purchase method of accounting for business combinations. Operating results for Harco, Inc. and K&B, Incorporated are included in the consolidated financial statements of the company since August 27, 1997.

NOTE 6- LONG-TERM DEBT

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

On October 15, 1997, the company completed redemption of outstanding 6.75% Zero Coupon Convertible Subordinated Notes. Most noteholders of the 6.75% Zero Coupon Convertible Subordinated Notes exercised conversion rights prior to the October 15, 1997 redemption date, resulting in issuance of approximately 5.9 million shares of common stock.

NOTE 7- SUBSEQUENT EVENT

On January 7, 1998 the company announced that the Board of Directors had declared a quarterly dividend and a 2 for 1 stock split of the company's common stock. The quarterly dividend was increased to $.215 per share payable February 2, 1998 to stockholders of record on January 20, 1998.

                                                                               9
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

Item 1. Financial Statements: (Continued)

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Rite Aid Corporation
Camp Hill, Pennsylvania

We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of November 29, 1997, and the related condensed consolidated statements of income for the thirty-nine and thirteen week periods ended November 29, 1997 and November 30, 1996, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 29, 1997 and November 30, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                              KPMG PEAT MARWICK LLP


Harrisburg, Pennsylvania
January 12, 1998

                                                                              10
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Sales for the thirteen-week and thirty-nine week periods ended November 29, 1997 were $2,885,666,000 and $8,184,466,000, respectively, representing increases of 94.4% and 89.8% over the same periods from the previous year. Same-store sales for the Rite Aid stores increased 9.7% for the quarter, reflecting a 13.9% increase in pharmacy comparable sales and a 4.1% increase in front-end same-unit sales. Thrifty PayLess same-store sales increased 3.7% for the 13 weeks ended November 29, 1997, consisting of a 10.3% increase in comparable pharmacy sales and a 0.3% decline in front-end sales. Year-to-date, same-store sales increased 9.7% compared to 7.2% for the comparable, 39-week period last year, and Thrifty PayLess same-store sales increased 4.5%.

Prescription sales accounted for 51.4% of drugstore sales for the quarter, and third party prescription sales represent 83.4% of pharmacy sales. Last year, prescription sales were 57.8% of drugstore sales, and third party prescription sales represented 80.4% of pharmacy sales. Prescription sales for the first 39 weeks of fiscal 1998 were 50.6% of drugstore sales compared to 56.8% for the same period last year. Year-to-date third party sales as a percent of pharmacy sales were 83.3% versus 79.4% last year.

Cost of goods sold including occupancy costs, as a percentage of sales, were 73.3% for the quarter and 72.9% for the year-to-date period compared to 74.1% and 73.9% for the respective periods a year earlier. The company uses the LIFO inventory method that requires interim estimates of annual inflation rates. Accordingly, costs of goods sold included a LIFO provision of $2,700,000 for the quarter and $15,000,000 for the thirty-nine weeks ended November 29, 1997, compared to $2,400,000 and $13,000,000, respectively for the same periods last year. The LIFO method of valuing inventory had the effect of reducing net income $.01 per share for the 13-week period and $.07 per share for the 39-week period ended November 29, 1997. For the comparable periods last year, the LIFO adjustments were $.02 for the quarter and $.10 for the 39 weeks. The trend of decreasing margins on third party reimbursed prescription sales continued to negatively impact pharmacy gross margins, but were more than offset by front-end gross margin improvements when compared to the prior year. Gross margins benefited from improved front-end margins and a higher percentage of front-end sales to total sales of 49.4% for the thirty-nine weeks ended November 29, 1997 compared to 43.2% in the prior year. The improvement in front-end sales to total sales was achieved through Thrifty PayLess stores and new stores, both of which emphasize a greater front-end merchandise mix.

Selling, general and administrative costs of $613,424,000 for the quarter and $1,769,497,000 year-to-date were 21.3% and 21.6% of sales, respectively. This compares to 20.4% and 20.9% for the same periods last year. Thrifty PayLess stores operating costs exceed that of Rite Aid stores and are the main reason for the period-to-period increase in the operating expense to sales ratio. Also, the company experienced expenses associated with acquisition integration activities which accounted for a slight increase in the operating expense ratio. Nonrecurring costs of $16,057,000, or .4% of sales, were included in the thirty-nine weeks ended November 30, 1996 associated with the attempted acquisition of Revco D. S., Inc.

Interest expense was $42,779,000 for the thirteen-week period and $121,329,000 for the thirty-nine week period this year compared to $20,703,000 and $57,902,000 for the same periods last year. The increase in interest expense resulted from higher debt levels that were necessary to finance acquisitions; capital expenditures and incremental working capital requirements for the new, larger prototype stores; and other drugstore purchases. Also contributing to the increased expense were slightly higher weighted average interest rates on the company's commercial paper of approximately 5.7% for the quarter and year-to-date periods ended November 29, 1997, compared to 5.4% and 5.5% for the quarter and year-to-date periods last year.

Income taxes were $45,830,000 for the thirteen-week period and $132,813,000 for the thirty-nine week period ended November 29, 1997 compared to $23,126,000 and $65,110,000 for the same periods last year. The effective income tax rate increased to 40.3% during fiscal 1998, because of the increase in nondeductible intangible amortization expenses. Depreciation and amortization was $75,233,000 for the quarter and $203,316,000 for the thirty-nine week period ended November 29, 1997 compared to $40,265,000 and $110,662,000 in the comparable periods last year.

Net income for the thirteen weeks rose 81.5% to $67,894,000 compared to $37,409,000 in fiscal 1997. Earnings per share increased 20.0% to $.54 from $.45 for the prior year's third quarter. Year-to-date, net income increased 86.8% to $196,748,000 compared to $105,334,000 or $1.59 per share compared to $1.26 per share. Net income last year included a charge of $9,923,000, or $.12 per share, for costs associated with the attempted acquisition of Revco D.S., Inc.

                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

The company will surpass its goal of opening 1,000 new 10,500 square-foot prototype stores by February 28, 1998. The new larger prototype stores offer consumers an enhanced merchandise selection and greater convenience. Annualized first-year sales of the prototype stores exceed $3 million compared to an average of $2 million for the company's older, smaller stores. The company has begun a comprehensive review of its current store base to evaluate the impact on sales and expenses associated with an aggressive plan to eliminate and relocate the remaining older, smaller stores. In addition to the greater level of capital expenditures necessary for the new prototype stores, the company must also consider store closing costs including charges for future minimum lease obligations associated with closing older locations.

The company is engaged in a comprehensive project to convert its computer systems to be year 2000 date compliant and expects to successfully complete the project on a timely basis. The year 2000 issue creates risk for the company from unforeseen problems in its own computer systems and from that of the systems of other companies on which the company's operations rely upon. Year 2000 conversion costs are funded through operating cash flows and expensed in the period incurred.

On August 27, 1997, the company completed its acquisitions of Harco, Inc. and K&B, Incorporated. The combined purchase price of these companies was approximately $340,000,000 and was financed through commercial paper borrowings. The value of goodwill assigned to acquisitions was approximately $300,000,000 using the purchase method of accounting for business combinations. Operating results for Harco, Inc. and K&B, Incorporated are included in the consolidated financial statements of the company since August 27, 1997. During the third quarter, the company added 49 drugstores, closed 33 smaller outlets, enlarged 13 locations and relocated 71 units. An additional 332 stores were acquired at the end of August with Harco and K&B. Year-to-date totals include 116 new stores, 90 closings, 23 expansions and 148 relocations. At the end of the third quarter, the company operated 3,981 drugstores.

Working capital was $1,596,936,000 at November 29, 1997 compared to $1,123,511,000 at November 30, 1996 and the current ratios were 2.0:1 and 3.1:1, respectively. Cash from operations is used to fund working capital requirements, fund dividend distributions to shareholders and contribute to investing activities including store expansion and acquisitions. The company maintains $1 billion in revolving credit commitments to provide additional borrowing capacity and support its commercial paper program.

During November 1997, the company and certain of its subsidiaries entered into an agreement to sell, on an ongoing basis, a pool of receivables to a wholly owned bankruptcy-remote special purpose funding subsidiary (the "funding subsidiary") of the company. Accordingly, the company and certain subsidiaries transfer all their accounts receivable (principally representing amounts owed by third-party prescription payers) to the funding subsidiary. The funding subsidiary has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company. Proceeds of approximately $286,000,000 were received from the sale of receivables and were used to reduce outstanding commercial paper borrowings and are reflected as operating cash flows in the accompanying consolidated statement of cash flows.

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

On October 15, 1997, the company completed redemption of outstanding 6.75% Zero Coupon Convertible Subordinated Notes. Most noteholders of the 6.75% Zero Coupon Convertible Subordinated Notes exercised conversion rights prior to October 15, 1997, resulting in issuance of approximately 5.9 million shares of common stock.

Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the company expects will or may occur in the future, such as increases in same-store sales, increases in third-party prescription volumes, increases in the ratio of front-end sales to total sales, increases in gross profits, decreases in the operating expense to total sales ratio, future acquisitions, future capital

                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

expenditures, new prototype store openings, future store closings, remodels, renovations, expansions and relocations, successful completion of the year 2000 conversion project, additional distribution facilities, and other aspects of the company's future business and operations. The company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the company. Such factors include, but are not limited to, competitive pricing pressures, third party prescription reimbursement levels, consumer preferences, regulatory changes governing pharmacy practices, general economic conditions, inflation, merchandise supply constraints, interest rate movements, availability of real estate, construction and start-up of drugstore and distribution center facilities, and the effects of commercialization and technological difficulties. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits

         Item 11.          Statement re computations of per share earnings

         Item 12. Statement re computations of ratios of earnings to fixed charges

         Item 15. Copy of letter from independent accountants regarding unaudited interim financial information

         Item 27.          Financial Data Schedule (EDGAR Filing Only)


         (b)      Reports on Form 8-K

                  None.

                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       RITE AID CORPORATION
                                                      (Registrant)


Date:  January 12, 1998                                /s/ Frank Bergonzi
-----------------------                                -------------------------
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