Form 10-K
period 1998-02-28
RITE AID CORP
filed 1998-05-19
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For The Fiscal Year Ended February 28, 1998.

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For The Transition Period From __________ To __________

                          Commission File Number 1-5742

                              RITE AID CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         23-1614034
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

30 Hunter Lane, Camp Hill, Pennsylvania                      17011
----------------------------------------                   ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on May 4, 1998 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was approximately $8,053,762,000.

         The registrant's Common Stock outstanding at May 4, 1998 was 258,310,018 shares, par value $1.00 per share.

         Portions of the Annual Report to Stockholders for the year ended February 28, 1998 are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement prepared for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                              RITE AID CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                          CAPTION                                                                                       PAGE
                          -------                                                                                       ----
PART I

ITEM 1.                   BUSINESS                                                                                        1
ITEM 2.                   PROPERTIES                                                                                      1
ITEM 3.                   LEGAL PROCEEDINGS                                                                               2
ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             2

UNNUMBERED ITEM.          EXECUTIVE OFFICERS OF THE REGISTRANT                                                            2

PART II

ITEM 5.                   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                       3
ITEM 6.                   SELECTED FINANCIAL DATA                                                                         3
ITEM 7.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION           4
ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      4
ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                     4
ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE            4

PART III

ITEM 10.                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                              4
ITEM 11.                  EXECUTIVE COMPENSATION                                                                          4
ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                  4
ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                  5

PART IV

ITEM 14.                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                 5

                                     PART I

ITEM 1. BUSINESS

         (a) General Development of Business

         The registrant, incorporated in 1968, is one of the largest retail drugstore chains in the United States. As of February 28, 1998, the registrant operated 3,975 drugstores, averaging within a range of approximately 7,200 to 20,000 square feet per store in size, in 32 eastern, southern and western states and the District of Columbia. During the fiscal year ended February 28, 1998, the registrant added 411 of the larger prototype storerooms, including 235 that were relocations or expansions of existing stores. In addition, 332 stores were acquired in late August with the acquisitions of Harco, Inc., and K&B, Incorporated. Also during this period, 156 smaller units were closed.

         (b) Financial Information About Industry Segments

         The company's primary business is the operation of retail drugstores.

         (c) Narrative Description of Business

         Pharmacy service forms the core of the registrant's business, with prescriptions accounting for 50.1% of drugstore sales in the year ended February 28, 1998. The registrant's drugstores cater to convenience, offering a full selection of health and personal care products, seasonal merchandise and a large private label product line. Express mail with complementary services and one-hour photo departments have been added in select locations. Rite Aid's Eagle Managed Care Corp. subsidiary markets prescription plans and sells other managed health care services to employers, health maintenance organizations and government-sponsored employee benefit programs.

         Additional information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" commencing on page 4 and ending on page 7 of the 1998 Annual Report, is incorporated herein by reference, excluding any projections and forecasts, all of which shall not be deemed a part of this Annual Report on Form 10-K. At February 28, 1998, the registrant employed approximately 83,000 persons.

         (d) Financial Information About Foreign and Domestic and Export Sales

         Not Applicable.

ITEM 2. PROPERTIES

         The registrant's general offices and corporate headquarters are located in a 205,000 square foot building in Camp Hill, Pennsylvania owned by the registrant.

         The registrant operates the following distribution centers:

                                          Owned or             Approximate
Location                                   Leased            Square Footage
--------                                   ------            --------------
Shiremanstown, Pennsylvania                 Owned                350,000
Rome, New York                              Owned                291,000
Nitro, West Virginia                        Owned                280,000
Perryman, Maryland                         Leased                875,000
Tuscaloosa, Alabama                         Owned                285,000
Pontiac, Michigan                          Leased                370,000
Ogden, Utah                                 Owned                638,000
Woodland, California                        Owned                500,000
Wilsonville, Oregon                        Leased                500,000
Las Vegas, Nevada                          Leased                281,000



         The registrant closed its Winnsboro, South Carolina and Ontario, California distribution centers in fiscal 1998 and the Melbourne, Florida distribution center was closed in fiscal 1996. All of the closed distribution centers were sold during fiscal 1998. The registrant intends to close its Shiremanstown facility and move those operations to the Perryman, Maryland distribution center. The registrant also owns it 52,200 square foot ice cream manufacturing facility located in El Monte, California.

         The registrant leases most of its drugstore facilities under noncancelable operating leases, many of which expire within ten to fifteen years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of the registrant's leases contain renewal options, some of which involve rent increases. At February 28, 1998, the registrant had 3,975 retain drugstores.

ITEM 3. LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Annual Report on Form 10-K, the following is included as an Unnumbered Item in Part I of this Annual Report in lieu of being included in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on June 24, 1998.

         The following is a list of names and ages of all of the executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been appointed to serve until the next annual election of officers (to be held on June 24, 1998) and until their successors are appointed, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the registrant.


                                                                                                                       First
                                                                                                                     Elected
Name                                Age      Offices and Positions Held                                           an Officer
----                                ---      --------------------------                                           ----------
Martin L. Grass                      44      Chairman of the Board and Chief Executive Officer                          1980

Timothy J. Noonan                    56      President and Chief Operating Officer                                      1973

Franklin C. Brown                    70      Vice Chairman of the Board                                                 1969

Frank M. Bergonzi                    52      Executive Vice President                                                   1977

Beth J. Kaplan                       40      Executive Vice President                                                   1996

Kevin J. Mann                        45      Executive Vice President                                                   1988

William A. K. Titelman               51      Executive Vice President                                                   1998

Eric S. Elliott                      34      Senior Vice President                                                      1994

Elliot S. Gerson                     56      Senior Vice President and Secretary                                        1995

Charles R. Kibler                    51      Senior Vice President                                                      1987

Philip D. Markovitz                  57      Senior Vice President                                                      1974

Ronald A. Miller                     58      Senior Vice President                                                      1981

Robert R. Souder                     58      Senior Vice President                                                      1972

Joseph S. Speaker                    39      Senior Vice President                                                      1991

Kent L. Whiting                      38      Senior Vice President                                                      1992

Richard J. Varmecky                  45      Vice President and Treasurer                                               1987


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

         Mr. Brown was appointed Vice Chairman of the Board of Directors of the registrant in July 1997. Previously, Mr. Brown was Executive Vice President and Chief Legal Counsel for more than five years.

         Mr. Bergonzi was appointed Executive Vice President and Chief Financial Officer of the registrant on March 4, 1995. Previously, Mr. Bergonzi was Senior Vice President of Finance for the registrant, a position he held for more than five years.

         Ms. Kaplan was appointed Executive Vice President of Marketing of the registrant on September 9, 1996. Previously, Ms. Kaplan was Vice President of Procter & Gamble Cosmetics and Fragrances, from March 1994 to August 1996, and General Manager, Procter & Gamble, Food and Beverage, from January 1991 to February 1994, both divisions of Procter & Gamble N.A.

         Mr. Mann was appointed Executive Vice President of Category Management of the registrant on September 1996. Previously, Mr. Mann was Executive Vice President of Marketing for the registrant since March 4, 1995. Prior to March 4, 1995, Mr. Mann was Senior Vice President of Purchasing for the registrant, a position he held for more than five years.

         Mr. Titelman joined the registrant in March 1998. Previously, Mr. Titelman was a partner and member of the executive committee in the law firm of Klett Lieber Rooney & Schorling for more than five years.

         Mr. Elliott was appointed President and Chief Executive Officer of the registrants wholly-owned subsidiary Eagle Managed Care Corp. on May 1, 1998. Previously, Mr. Elliott was Senior Vice President, Managed Care from March 1997 to April 1998; Vice President, Pharmacy Marketing from March 1996 to February 1997; Vice President, Third Party Administration from March 1995 to February 1996; Assistant Vice President, Third Party Administration from March 1994 to February 1995; Director, Third Party Administration from November 1993 to February 1994; and Assistant Director Retail Accounting from August 1989 to November 1993.

         Mr. Gerson was appointed Senior Vice President, General Counsel and Secretary during August 1997. Previously, Mr. Gerson held the position of Senior Vice President and Assistant Chief Legal Counsel since joining the registrant in November 1995. Prior to joining the registrant, Mr. Gerson was a partner in the law firm of Bolger, Picker, Hankin & Tannenbaum from May 1993 to November 1995, and a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen from May 1984 to May 1993.

         Mr. Kibler was appointed Senior Vice President of Drugstore Operations on March 4, 1995. Previously, Mr. Kibler served as Vice President of Drugstore Operations for the registrant for more than five years.

         Mr. Speaker was appointed Senior Vice President of Finance and Administration on May 24, 1996. Previously, Mr. Speaker served as Vice President and Retail Controller since April 1993. From February 1991 until his appointment as Vice President, he had the positions of Assistant Vice President and Retail Controller. Mr. Speaker attained the status of Retail Controller in June 1989.

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

         Mr. Varmecky was appointed Vice President and Treasurer of the registrant in July 1995. Previously, Mr. Varmecky held the positions of Assistant Vice President and Corporate Controller of the registrant for more than five years.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The information set forth under the caption "Common Stock and Dividends," which appears on the inside back cover page of the registrant's 1998 Annual Report, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information set forth under the caption "Ten-Year Financial Review," which appears on pages 22 and 23 of the registrant's 1998 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," which appears on pages 4 through 7 of the registrant's 1998 Annual Report, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below provides information about the registrants market sensitive financial instruments and constitutes a "forward-looking statement." The registrants major market risk exposure is changing interest rates. Exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. The registrant primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs. The registrants policy is to manage interest rates through the use of a combination of commercial paper and fixed rate long-term debt obligations. The registrant has no negative cash flow exposure due to rate changes for fixed rate long-term debt obligations. All items described are nontrading.


(Dollars in thousands)                                    Weighted        Fixed                 Weighted
                                                           Average        Rate                   Average
                                       Commercial         Interest        Long-term             Interest
Maturity                               Paper                  Rate        Debt                      Rate
--------                               -----                  ----        ----                      ----
1999                                   $400,000               5.7%        $    7,288              6.90%
2000                                          -                                3,055              7.93%
2001                                          -                                2,800              7.99%
2002                                          -                              352,536              6.71%
2003                                          -                              655,216              5.29%
Thereafter                                    -                            1,082,341              7.38%
                                     ----------                         ------------
Total                                  $400,000                           $2,103,236
                                     ==========                         ============

Fair value at February 28, 1998        $400,000                           $2,263,751
                                     ==========                         ============


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statement information, which appears on pages 8 through 21 of the registrant's 1998 Annual Report, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the executive officers of the registrant, reference is made to "Executive Officers of the Registrant," set forth as an Unnumbered Item in Part I of this Annual Report on Form 10-K. The information set forth under the caption "Election of Directors" in the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held June 24, 1998 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Compensation of Executive Officers" in the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held June 24, 1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held June 24, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Related Party Transactions" in the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held June 24, 1998 is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      List of Documents Filed as Part of this Report

                  (1)      Financial Statements

                  The following consolidated financial statements of the registrant and its subsidiaries, required to be included in Part II, Item 8 of this Annual Report on Form 10-K, are included in the 1998 Annual Report and are incorporated herein by reference:

                  Independent Auditors' Report

                  Consolidated Balance Sheets - February 28, 1998 and
                     March 1, 1997

                  Consolidated Statements of Income - Each of the years in
                     the three year period ended February 28, 1998

                  Consolidated Statements of Stockholders' Equity - Each of
                     the years in the three year period ended February 28, 1998

                  Consolidated Statements of Cash Flows - Each of the years in the three year period ended February 28, 1998

                  Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules

                  The following additional information for the years 1998, 1997 and 1996 is included in Part IV of this Report:

                                                                                      Page No.
                                                                                      --------
                  Schedule II - Valuation and Qualifying Accounts                      8

                  Independent Auditors' Report                                         9

                  All other schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.

                  Financial statements of 50% or less owned companies have been omitted since they do not constitute significant subsidiaries.

                  (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                  Exhibit                                                                     Incorporation
                  Numbers         Description                                                 by Reference to
                  -------         -----------                                                 ---------------
                  (2)             Not Applicable                                                      -----

                  (3) (i)         Restated Articles of Incorporation                          Exhibit (4.1) to Form S-3
                                  dated December 12, 1996                                     filed January 10, 1997

                      (ii)        By-laws                                                     Exhibit (3a) to Form S-1
                                                                                              Registration Statement
                                                                                              filed April 26, 1968

                                  Amendments to By-laws approved                              Exhibit (3) to Form 10-K
                                  April 6, 1983                                               filed May 29, 1983

                  (4)             The rights of security holders of registrant are                     -----
                                  defined by a) the Laws of the State of Delaware,
                                  b) the Certificate of Incorporation of registrant
                                  and c) the By-laws of registrant.  The Certificate of
                                  Incorporation and By-laws of registrant are hereby
                                  incorporated by reference in accordance with Exhibit
                                  (3) above.

                  (9)             Not Applicable                                                        -----

                  (10) (i)        Not Applicable                                                        -----

                       (ii)       Not Applicable                                                        -----

                       (iii)      Salary Continuation Agreement with                          Exhibit (10)(iii) to Form
                                  Key Officers*                                               10-K filed May 29, 1983

                                  1990 Omnibus Stock Incentive Plan,                          Exhibit 4 to Form S-8
                                  as amended*                                                 filed July 12, 1996.

                                  Annual Performance-Based Incentive                          Included in Proxy
                                  Program*                                                    Statement dated June 7,
                                                                                              1995

                                  Deferred Compensation Agreement*                            Exhibit (10)(iii) to Form
                                                                                              10-K filed May 31, 1996

                  (11)            Statements re Computation of Per Share Earnings             Included herein

                  (12)            Statements re Computation of Ratios                         Included herein

                  (13)            1998 Annual Report to Stockholders                          Included herein

                  (16)            Not Applicable                                                        -----

                  (18)            Not Applicable                                                        -----

                  (21)            Registrant's Subsidiaries                                   Included herein

                  (22)            Not Applicable                                                        -----

                  (23)            Consent of Independent Certified Public Accountants         Included herein

                  (24)            Not Applicable                                                        -----

                  (27)            Financial Data Schedules                                    Included herein
                                  (EDGAR Filing Only)

                  (28)            Not Applicable                                                        -----

* Constitutes a compensatory plan or arrangement required to be filed with this Form.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 18, 1998                   RITE AID CORPORATION
                                       (Registrant)

                                       By:  /s/Martin L. Grass
                                       -----------------------------------
                                       Martin L. Grass, Chairman of
                                       the Board of Directors and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following on behalf of the registrant and in the capacities and on the dates indicated:

May 18, 1998               /s/Martin L. Grass
                           --------------------------
                           Martin L. Grass
                           Chairman of the Board of Directors,
                           Chief Executive Officer and Director

May 18, 1998               /s/Timothy J. Noonan
                           --------------------------
                           Timothy J. Noonan
                           President, Chief Operating Officer and Director

May 18, 1998               /s/Frank M. Bergonzi
                           --------------------------
                           Frank M. Bergonzi
                           Chief Financial Officer

May 18, 1998               /s/Franklin C. Brown
                           --------------------------
                           Franklin C. Brown
                           Director

May 18, 1998               /s/Alex Grass
                           --------------------------
                           Alex Grass
                           Director

May 18, 1998               /s/Nancy A. Lieberman
                           --------------------------
                           Nancy A. Lieberman
                           Director

May 18, 1998               /s/Preston Robert Tisch
                           --------------------------
                           Preston Robert Tisch
                           Director

May 18, 1998               /s/Gerald Tsai, Jr.
                           --------------------------
                           Gerald Tsai, Jr.
                           Director

                    RITE AID CORPORATION AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
    FOR THE YEARS ENDED FEBRUARY 28, 1998, MARCH 1, 1997 AND MARCH 2, 1996
                            (Dollars in Thousands)



                                    Balance at          Additions         Additions                                Balance at
                                     Beginning         Charged to        Charged to                                       End
                                            of          Costs and             Other                                        of
Classification                          Period           Expenses          Accounts              Deductions            Period
--------------                          ------           --------          --------              ----------            ------
Allowances deducted from
accounts receivable for
estimated uncollectible
amounts:

Year ended February 28, 1998        $   14,583             11,001             1,800   (a)            13,288       $    14,096

Year ended March 1, 1997            $    5,545             13,178             7,503   (b)            11,643       $    14,583

Year ended March 2, 1996            $    5,079             16,785                 -                  16,319       $     5,545


(a) Allowance for estimated uncollectible accounts acquired from Harco, Inc. and K&B, Incorporated on August 27, 1997.

(b) Allowance for estimated uncollectible accounts acquired through the acquisition of Thrifty PayLess Holdings, Inc. on December 12, 1996.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Rite Aid Corporation:

Under date of April 14, 1998, we reported on the consolidated balance sheets of Rite Aid Corporation and subsidiaries as of February 28, 1998 and March 1, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended February 28, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             KPMG Peat Marwick LLP


Harrisburg, Pennsylvania
April 14, 1998

                                 EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------
11                 Statement Regarding Computation of Per Share Earnings.

12                 Statement Regarding Computation of Ratios of Earnings to Fixed Charges.

13                 1998 Annual Report to Stockholders.

21                 Registrant's Subsidiaries.

23                 Consent of Independent Certified Public Accountants.

27                 Financial Data Schedule for the Year Ended February 28, 1998.
                   (EDGAR filing only)

27.1               Restated Financial Data Schedule for the Year Ended March 1, 1997.
                   (EDGAR filing only)

27.2               Restated Financial Data Schedule for the Year Ended March 2, 1996.
                   (EDGAR filing only)

                                      -10-