Form 10-Q
period 1998-05-30
RITE AID CORP
filed 1998-07-02
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 30, 1998

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


                  30 HUNTER LANE, CAMP HILL, PENNSYLVANIA 17011
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (717) 761-2633
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
 ---------------------------------------------------------------------
 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)


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

      The registrant had 258,414,318 shares of its $1.00 par value Common Stock outstanding as of June 26, 1998.

                              RITE AID CORPORATION



                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets May 30, 1998 and February 28, 1998    2

         Condensed Consolidated Statements of Income Thirteen Weeks Ended May 30,
         1998 and May 31, 1997                                                       3

         Condensed Consolidated Statements of Cash Flows Thirteen Weeks Ended May
         30, 1998 and May 31, 1997                                                   4

         Notes to Condensed Consolidated Financial Statements                        5

         Independent Auditors' Review Report                                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                  8

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  9

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                           10

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 30, 1998


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS:

                      RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                      February 28,
                                                        May 30, 1998      1998
                                                        ------------  ------------
                                                        (Unaudited)
         CURRENT ASSETS
         Cash                                             $111,801        $90,968
         Accounts and notes receivable                     182,064        165,429
         Inventories                                     3,038,151      3,061,211
         Prepaid expenses and other current assets          87,031         60,700
                                                        ----------     ----------
         TOTAL CURRENT ASSETS                            3,419,047      3,378,308
                                                        ----------     ----------

         Property, plant and equipment, at cost          3,250,359      3,061,160
         Accumulated depreciation                          926,235        890,011
                                                        ----------     ----------
         PROPERTY, PLANT AND EQUIPMENT, NET              2,324,124      2,171,149
                                                        ----------     ----------

         Intangible assets                               1,967,036      1,967,306
                                                        ----------     ----------
         Other assets                                      141,282        138,583
                                                        ----------     ----------
         TOTAL ASSETS                                   $7,851,489     $7,655,346
                                                        ==========     ==========

         CURRENT LIABILITIES
         Short-term debt and current maturities of
           long-term debt                                  $49,530        $47,516
         Accounts payable                                1,030,846      1,183,892
         Other current liabilities                         519,946        539,523
                                                        ----------     ----------
         TOTAL CURRENT LIABILITIES                       1,600,322      1,770,931
                                                        ----------     ----------

         Long-term debt and capital lease obligations,
           less current maturities                       2,834,031      2,551,418
         Other noncurrent liabilities                      435,233        416,533

         STOCKHOLDERS' EQUITY
         Preferred stock, par value $1 per share                 -              -
         Common stock, par value $1 per share              258,347        258,215
         Additional paid-in capital                      1,347,419      1,345,131
         Retained earnings                               1,376,924      1,313,905
         Accumulated other comprehensive income               (787)          (787)
                                                         ---------     ----------
         TOTAL STOCKHOLDERS' EQUITY                      2,981,903      2,916,464
                                                         ---------     ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $7,851,489    $7,655,346
                                                         ==========    ==========


See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 30, 1998


ITEM 1.           FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                             Thirteen       Thirteen
                                              Weeks          Weeks
                                              Ended          Ended
                                           May 30, 1998    May 31, 1997
                                           ------------    ------------
         Sales                              $3,032,681      $2,664,600
         Costs and expenses:
         Costs of goods sold including
           occupancy costs                   2,202,204       1,925,551
         Selling, general and
           administrative expenses             638,431         587,906
         Interest expense                       40,653          36,837
                                            ----------      ----------
                                             2,881,288       2,550,294
                                            ----------      ----------
         Income before income taxes            151,393         114,306
         Income taxes                           60,556          46,065
                                            ----------      ----------
         Net income                            $90,837         $68,241
                                            ==========      ==========

         Basic earnings per share                 $.35            $.28
                                                  ====            ====
         Diluted earnings per share               $.34            $.27
                                                  ====            ====

         Cash dividends paid per common
         share                                  $.1075            $.10
                                                ======            ====

         Basic weighted average shares     258,271,000     245,668,000
                                           ===========     ===========
         Diluted weighted average shares   282,842,000     262,024,000
                                           ===========     ===========


See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 30, 1998


ITEM 1.           FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                      13 Weeks Ended   13 Weeks  Ended
                                                       May 30, 1998      May 31, 1997
                                                      --------------   ---------------
         OPERATING ACTIVITIES
         Income before income taxes                      $151,393        $114,306
         Depreciation and amortization                     76,283          64,080
         Changes in operating assets and liabilities     (236,706)        (26,782)
                                                        ---------        --------
         NET CASH PROVIDED (USED) BY OPERATING
           ACTIVITIES                                      (9,030)        151,604
                                                        ---------        --------
         INVESTING ACTIVITIES
         Purchase of property, plant and equipment       (205,129)       (111,644)
         Other investing activities                       (22,164)         11,652
                                                         --------        --------
         NET CASH (USED IN) INVESTING ACTIVITIES         (227,293)        (99,992)
                                                         --------        --------

         FINANCING ACTIVITIES
         Net proceeds (payments) of commercial paper
           borrowings                                     292,711         (25,000)
         Other financing activities                       (35,555)        (29,951)
                                                         --------        --------
         NET CASH PROVIDED (USED) BY FINANCING
           ACTIVITIES                                     257,156         (54,951)
                                                         --------        --------

         INCREASE (DECREASE) IN CASH                       20,833          (3,339)
         CASH AT BEGINNING OF PERIOD                       90,968           7,042
                                                         --------        --------
         CASH AT END OF PERIOD                           $111,801          $3,703
                                                         ========        ========


See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 30, 1998


ITEM 1.           FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

      The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the registrant's annual report has not been included in this report; however, such information reflects all adjustments (consisting primarily of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The report of KPMG Peat Marwick LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

The results of operations for the thirteen weeks ended May 30, 1998 and May 31, 1997, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- EARNINGS PER SHARE

      The registrant determines earnings per share in accordance with the provisions of Statements of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. All share and per share data for the quarter ended May 31, 1997, have been restated to reflect a two-for-one stock split distributed to shareholders on February 2, 1998.

Following is a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation:


                                                     May 30, 1998  May 31, 1997
                                                     ------------  ------------
         Net income                                       $90,837       $68,241
                                                      ===========   ===========
         Basic weighted average shares                258,271,000   245,668,000
                                                      ===========   ===========
         Basic earnings per share                            $.35          $.28
                                                             ====          ====
         Numerator for diluted earnings per share:
         Net income                                       $90,837       $68,241
         Effect of dilutive securities:
         6.75% zero coupon convertible
           subordinated notes                                   -         2,404
         5.25% convertible subordinated notes               5,392             -
                                                      -----------   -----------
         Net income assuming dilution                     $96,229       $70,645
                                                      ===========   ===========

         Denominator for diluted earnings per share:
         Basic weighted average shares                258,271,000   245,668,000
         Effect of dilutive securities:
         Employee stock options                         6,584,000     4,606,000
         6.75% zero coupon convertible
           subordinated notes                                   -    11,750,000
         5.25% convertible subordinated notes          17,987,000             -
                                                      -----------   -----------
         Dilutive potential common shares              24,571,000    16,356,000
                                                      -----------   -----------
         Diluted weighted average shares              282,842,000   262,024,000
                                                      ===========   ===========

         Diluted earnings per share:                        $.34           $.27
                                                            ====           ====

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 30, 1998


ITEM 1.           FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENT

      The registrant adopted SFAS No. 130 "Reporting Comprehensive Income" during the quarter ended May 30, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income. Comprehensive income was $90,837,000 and $68,241,000 for the the quarters ended May 30, 1998 and May 31, 1997, respectively.

NOTE 4 -- SUBSEQUENT EVENT

      The registrant announced on June 15, 1998 that it will record a one-time, pre-tax charge of approximately $289.7 million ($173.8 million after tax) to reserve for the closing of 320 stores over a 12-month period. The registrant plans to accelerate the pace of replacing the remaining bantam East Coast stores with it's successful larger prototype storerooms. As a result, the registrant is increasing the number of new storerooms that it plans to open this year to 500, of which, 300 are replacement stores and 200 are new units.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

      The registrant is the defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are without merit or are of such nature or involve such amounts as would not have a material effect on the financial statements of the registrant if decided adversely. Additionally, the registrant had outstanding letters of credit as of May 30, 1998 and May 31, 1997.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 30, 1998


ITEM 1.           FINANCIAL STATEMENTS:  (CONTINUED)

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Rite Aid Corporation


We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of May 30, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen week periods ended May 30, 1998 and May 31, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Rite Aid Corporation and subsidiaries as of February 28, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 14, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
June 30, 1998

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

      Net income increased 33.1 percent to $90.8 million from $68.2 million, or $.34 per diluted share from $.27 per diluted share.

Sales for the 13-week quarter increased 13.8 percent to $3,032.7 million compared to $2,664.6 million in the prior year. Prescription revenue accounted for 53.5 percent of drugstore sales, and third party prescription revenue represented 84.6 percent of pharmacy sales. Last year, prescription revenue accounted for 50.0 percent of drugstore sales, and third party prescription revenue represented 81.9 percent of pharmacy sales.

East Coast same-store sales for the quarter increased 10.6 percent, reflecting a
14.8 percent increase in comparable pharmacy sales and a 4.7 percent increase in front end same-store sales. Last year, first quarter East Coast same-store sales increased 9.5 percent. West Coast same-store sales increased by 0.3 percent for the period, consisting of an increase of 10.5 percent in comparable pharmacy sales offset by a 6.3 percent decrease in front end sales. During the quarter, the registrant opened 50 drugstores, closed 15 smaller outlets and enlarged or relocated 79 units. Stores in operation at the end of the quarter totaled 4,010.

Costs of goods sold including occupancy costs, as a percentage of sales, were 72.6% for the quarter ended May 30, 1998 compared to 72.3% last year. The registrant uses the LIFO inventory method for valuation that requires interim estimates of annual inflation rates. Accordingly, costs of goods sold includes a LIFO provision of $8.2 million for the quarter ended May 30, 1998 compared to $7.0 million in the quarter a year ago. Favorable gross profit margin contributions from front-end categories did not completely offset the mix shift between prescription and front-end sales and consequently resulted in a slight decline in overall gross margins for the quarter. Front-end sales declined to 46.5% of total sales from 50.0% a year ago. In addition, the gross profit margin within the pharmacy category declined slightly as a result of the increase in third party sales to total prescription sales and prescription inflation.

Selling, general and administrative expenses of $638.4 million for the first quarter and $587.9 million for the comparable period last year represented 21.1% and 22.0% of sales, respectively. The improved ratio of selling, general and administrative expenses to sales is a result of strong East Coast same-store sales that created expense leverage, operating efficiencies achieved in West Coast stores and elimination of Thrifty PayLess headquarters expenses that were present in the year ago ratio of selling, general and administrative expenses to sales.

Interest expense increased to $40.7 million for the quarter ended May 30, 1998 compared to $36.8 million for the quarter ended May 31, 1997. Higher debt levels as a result of the registrant's store development and acquisition programs combined with greater inventory levels, resulted in increased interest expense. The weighted average yield on short-term commercial paper obligations was 5.7% for the quarter ended May 30, 1998.

Income taxes were $60.6 million for the quarter ended May 30, 1998 compared to $46.1 million for the quarter ended May 31, 1997. The effective income tax rate decreased slightly to 40.0% for the quarter ended May 30, 1998. Depreciation and amortization expenses were $76.3 million for the quarter ended May 30, 1998 compared to $64.1 million in the comparable quarter last year.

Working capital was $1.8 billion at May 30, 1998, compared to $1.6 billion at February 28, 1998, and the current ratios were 2.1:1 and 1.9:1, respectively. Operating activities consumed cash of $9.0 million for the quarter ended May 30, 1998 compared to $151.6 million provided from operating activities for the first quarter last year. Capital expenditures for property, plant and equipment were $205.1 million in connection with the registrant's store construction, renovation and relocation programs. Cash was also used for dividend payments of $27.8 million. Total debt to total capitalization was 49.2% as of May 30, 1998, compared to 47.1% at February 28, 1998. The registrant maintains $1 billion in revolving credit commitments to provide additional borrowing capacity and support its commercial paper program.

The registrant announced on June 15, 1998 that it will record a one-time, pre-tax charge of approximately $289.7 million ($173.8 million after tax) to reserve for the closing of 320 stores over a 12-month period. The registrant plans to accelerate the pace of replacing remaining bantam East Coast stores with it's successful larger prototype storerooms. As a result, the registrant is increasing the number of new storerooms that it plans to open this year to 500, of which, 300 are replacement stores and 200 are new units.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


Certain statements contained herein and elsewhere in this Form 10-Q, that are not historical facts, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the company expects will or may occur in the future. The company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the company. Such factors include, but are not limited to, competitive pricing pressures, third party prescription reimbursement levels, continued consolidation of the drugstore industry, consumer preferences, regulatory changes governing pharmacy practices, general economic conditions, inflation, merchandise supply constraints, interest rate movements, access to capital, availability of real estate, construction and start-up of drugstore and distribution center facilities, and the effects of technological difficulties including successful completion of Year 2000 conversion activities. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The registrants major market risk exposure is changing interest rates. Exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. The registrant primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs. The registrant's policy is to manage interest rates through the use of a combination of commercial paper and fixed rate long-term debt obligations. The registrant has no negative cash flow exposure due to rate changes for fixed rate long-term debt obligations. All long-term obligations are nontrading. There have been no material changes to market risk disclosures as reported in the registrant's Form 10-K for the fiscal year ended February 28, 1998.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 30, 1998


PART II.    OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      (a) On June 24, 1998 the registrant held its annual meeting of stockholders.

      (b) The following directors were elected as members of the Board at the meeting:

            Alex Grass                          (Term to expire 2001)
            Philip Neivert                      (Term to expire 2001)
            Gerald Tsai, Jr.                    (Term to expire 2001)

            The following directors' terms of office continued after the meeting:

            William J. Bratton                  (Term to expire 2000)
            Franklin C. Brown                   (Term to expire 2000)
            Martin L. Grass                     (Term to expire 2000)
            Preston Robert Tisch                (Term to expire 2000)
            Leonard I. Green                    (Term to expire 1999)
            Timothy J. Noonan                   (Term to expire 1999)
            Nancy A. Lieberman                  (Term to expire 1999)
            Leonard Stern                       (Term to expire 1999)

      (c) No other matters were submitted to a vote of security holders at the annual stockholders' meeting.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   Exhibits

The following are filed as exhibits to Part I of this Form 10-Q:

      Exhibit 11.   Statements re computations of per share earnings

      Exhibit 12. Statements re computations of ratios of earnings to fixed charges

      Exhibit 15. Copy of letter from independent accountants' regarding unaudited interim financial information

      Exhibit 27. Financial Data Schedule for the quarter ended May 30, 1998 (EDGAR Filing Only)

      Exhibit 27.1 Restated Financial Data Schedule for the quarter ended May 31, 1997 (EDGAR Filing Only)

The following is filed as an exhibit to Part II of this Form 10-Q:

      Exhibit 10.   Material contracts-Agreement with McKesson dated April 10,
                    1998.

      (b)   Reports on Form 8-K

            None.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 30, 1998




                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     RITE AID CORPORATION
                                                     (Registrant)


Date:  June 30, 1998                                 /s/ Frank Bergonzi
--------------------                                 ------------------
                                                     Frank Bergonzi
                                                     Executive Vice President,
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION

ITEM 10      MATERIAL CONTRACTS-AGREEMENT WITH MCKESSON DATED APRIL 10, 1998

ITEM 11      STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS.

ITEM 12      STATEMENTS RE COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

ITEM 15 COPY OF LETTER FROM INDEPENDENT ACCOUNTANTS' REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION


ITEM 27 FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED MAY 30, 1998 (EDGAR FILING ONLY).


ITEM 27.1 RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED MAY 31, 1997 (EDGAR FILING ONLY).