Form 10-Q
period 1998-08-29
RITE AID CORP
filed 1998-10-13
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 29, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Transition Period From ___ To ___


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

      The registrant had 258,477,918 shares of its $1.00 par value Common Stock outstanding as of September 26, 1998.

                              RITE AID CORPORATION


                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets August 29, 1998 and February 28,       2
         1998

         Condensed Consolidated Statements of Income
           Thirteen Weeks Ended August 29, 1998 and August 30, 1997                   3

         Condensed Consolidated Statements of Income
           Twenty-Six Weeks Ended August 29, 1998 and August 30, 1997                 4

         Condensed Consolidated Statements of Cash Flows
           Twenty-Six Weeks Ended August 29, 1998 and August 30, 1997                 5

         Notes to Condensed Consolidated Financial Statements                         6

         Independent Auditors' Review Report                                          8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                   9

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  10

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            11

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                      RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          August 29, 1998   February 28, 1998
                                                                            -----------        -----------
                                                                            (Unaudited)
CURRENT ASSETS
Cash                                                                        $   155,626        $    90,968
Accounts and notes receivable                                                   184,485            165,429
Inventories                                                                   2,998,059          3,061,211
Prepaid expenses and other current assets                                        79,239             60,700
                                                                            -----------        -----------
TOTAL CURRENT ASSETS                                                          3,417,409          3,378,308
                                                                            -----------        -----------

Property, plant and equipment, at cost                                        3,331,046          3,061,160
Accumulated depreciation                                                        924,652            890,011
                                                                            -----------        -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                            2,406,394          2,171,149
                                                                            -----------        -----------

Intangible assets                                                             1,966,570          1,967,306
                                                                            -----------        -----------
Other assets                                                                    146,631            138,583
                                                                            -----------        -----------
TOTAL ASSETS                                                                $ 7,937,004        $ 7,655,346
                                                                            ===========        ===========

CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt                    $    46,365        $    47,516
Accounts payable                                                                908,244          1,183,892
Other current liabilities                                                       699,533            539,523
                                                                            -----------        -----------
TOTAL CURRENT LIABILITIES                                                     1,654,142          1,770,931
                                                                            -----------        -----------

Long-term debt and capital lease obligations, less current maturities         3,029,179          2,551,418
Other noncurrent liabilities                                                    391,333            416,533

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share                                              --                 --
Common stock, par value $1 per share                                            258,466            258,215
Additional paid-in capital                                                    1,348,376          1,345,131
Retained earnings                                                             1,256,295          1,313,905
Accumulated other comprehensive income                                             (787)              (787)
                                                                            -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                                    2,862,350          2,916,464
                                                                            -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 7,937,004        $ 7,655,346
                                                                            ===========        ===========

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


ITEM 1. FINANCIAL STATEMENTS: (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                   Thirteen          Thirteen
                                                  Weeks Ended       Weeks Ended
                                                August 29, 1998   August 30, 1997
                                                 -------------     -------------
Sales                                            $   3,011,029     $   2,634,200
Costs and expenses:
Costs of goods sold including occupancy costs        2,226,235         1,922,789
Selling, general and administrative expenses           896,638           568,167
Interest expense                                        42,575            41,713
                                                 -------------     -------------
                                                     3,165,448         2,532,669
                                                 -------------     -------------
Income\(loss) before income taxes                     (154,419)          101,531
Income taxes                                           (61,766)           40,918
                                                 -------------     -------------
Net income\(loss)                                $     (92,653)    $      60,613
                                                 =============     =============

Basic earnings\(loss) per share                  $        (.36)    $         .25
                                                 =============     =============
Diluted earnings\(loss) per share                $        (.36)    $         .24
                                                 =============     =============

Cash dividends paid per common share             $       .1075     $         .10
                                                 =============     =============

Basic weighted average shares                      258,409,000       245,896,000
                                                 =============     =============
Diluted weighted average shares                    258,409,000       262,959,000
                                                 =============     =============

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


ITEM 1. FINANCIAL STATEMENTS: (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                  Twenty-Six        Twenty-Six
                                                  Weeks Ended       Weeks Ended
                                                August 29, 1998   August 30, 1997
                                                 -------------     -------------
Sales                                            $   6,043,710     $   5,298,800
Costs and expenses:
Costs of goods sold including occupancy costs        4,428,439         3,848,340
Selling, general and administrative expenses         1,535,069         1,156,073
Interest expense                                        83,228            78,550
                                                 -------------     -------------
                                                     6,046,736         5,082,963
                                                 -------------     -------------
Income\(loss) before income taxes                       (3,026)          215,837
Income taxes                                            (1,210)           86,983
                                                 -------------     -------------
Net income\(loss)                                $      (1,816)    $     128,854
                                                 =============     =============

Basic earnings\(loss) per share                  $        (.01)    $         .52
                                                 =============     =============
Diluted earnings\(loss) per share                $        (.01)    $         .51
                                                 =============     =============

Cash dividends paid per common share             $        .215     $         .20
                                                 =============     =============

Basic weighted average shares                      258,340,000       245,782,000
                                                 =============     =============
Diluted weighted average shares                    258,340,000       262,470,000
                                                 =============     =============

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


ITEM 1. FINANCIAL STATEMENTS: (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                     26 Weeks Ended   26 Weeks Ended
                                                     August 29, 1998  August 30, 1997
                                                        ---------        ---------
OPERATING ACTIVITIES
Income\(loss) before income taxes                       $  (3,026)       $ 215,837
Depreciation and amortization                             144,578          128,083
Nonrecurring and other costs                              289,678               --
Changes in operating assets and liabilities              (401,911)        (128,808)
                                                        ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  29,319          215,112
                                                        ---------        ---------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                (332,814)        (244,527)
Purchases of businesses, net of cash acquired                  --         (330,425)
Other investing activities                                (52,033)          47,464
                                                        ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                    (384,847)        (527,488)
                                                        ---------        ---------

FINANCING ACTIVITIES
Net proceeds of commercial paper borrowings               496,960          381,500
Other financing activities                                (76,774)         (68,726)
                                                        ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 420,186          312,774
                                                        ---------        ---------

INCREASE IN CASH                                           64,658              398
CASH AT BEGINNING OF PERIOD                                90,968            7,042
                                                        ---------        ---------
CASH AT END OF PERIOD                                   $ 155,626        $   7,440
                                                        =========        =========

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


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

The results of operations for the thirteen and twenty-six week periods ended August 29, 1998 and August 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

Following is a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation:

                                          13 Weeks Ended    13 Weeks Ended    26 Weeks Ended    26 Weeks Ended
Amounts in thousands                      August 29, 1998   August 30, 1997   August 29, 1998   August 30, 1997
                                             ---------         ---------         ---------         ---------
Net income\(loss)                            $ (92,653)        $  60,613         $  (1,816)        $ 128,854
Interest expense-assuming dilution                  --             2,077                --             4,481
                                             ---------         ---------         ---------         ---------
Net income\(loss)-assuming dilution          $ (92,653)        $  62,690         $  (1,816)        $ 133,335
                                             =========         =========         =========         =========

Basic weighted average shares                  258,409           245,896           258,340           245,782
Employee stock options-assuming dilution            --             5,335                --             4,960
Convertible debt-assuming dilution                  --            11,728                --            11,728
                                             ---------         ---------         ---------         ---------
Diluted weighted average shares                258,409           262,959           258,340           262,470
                                             =========         =========         =========         =========

For the thirteen and twenty-six week periods ended August 29, 1998, the assumed conversion of potential dilutive shares would have increased diluted earnings per share due to the net loss from continuing operations and, therefore were not considered. All share and per share data for the quarter ended August 30, 1997, have been restated to reflect a two-for-one stock split distributed to shareholders on February 2, 1998.

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


ITEM 1. FINANCIAL STATEMENTS: (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENT

      The registrant adopted SFAS No. 130 "Reporting Comprehensive Income" during the quarter ended May 30, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income. Comprehensive loss was $1.8 million and comprehensive income was $128.9 million for the twenty-six weeks ended August 29, 1998 and August 30, 1997, respectively.


NOTE 4 -- STORE CLOSING AND OTHER COSTS

      During the quarter ended August 29, 1998, the registrant recorded pre-tax charges of $289.7 million ($173.8 million after taxes) for the closing of 379 stores, to be completed by February 27, 1999, and other charges. These charges principally relate to a strategic exit plan that includes vacating certain markets, closing bantam East Coast stores and consolidating certain other store locations. As of August 29, 1998, 155 stores were closed. Costs associated with the disposal of the inventory in the closed stores only, including the use of liquidators, amounted to $25.5 million and is included with cost of goods sold in the statement of income.

      The remaining pre-tax charges of $264.2 million are included with selling, general and administrative expenses in the statement of income and consist of: (i) $144.8 million for the present value of noncancellable lease payments and related contractual obligations; (ii) $94.2 million for impairment losses associated with land, buildings, fixtures, leasehold improvements, prescription files, lease acquisition costs and goodwill; and (iii) $25.2 million for other costs including expenses associated with previously closed stores. For the twenty-six week periods ended August 29, 1998 and August 30, 1997, revenues generated by the 379 stores were $247.7 million and $327.9 million, respectively, with an operating loss of $2.7 million for the current period compared to operating income of $.5 million last year.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

      The registrant is the defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are without merit or are of such nature or involve such amounts as would not have a material effect on the financial statements of the registrant if decided adversely. Additionally, the registrant had outstanding letters of credit as of August 29, 1998 and August 30, 1997.

NOTE 6 -- SUBSEQUENT EVENTS

      On September 22, 1998, the registrant issued $200 million of remarketable securities due October 1, 2013. The remarketable securities will bear interest at a rate of 6% from September 22, 1998 until October 1, 2003 (the remarketing date). Interest is payable semi-annually on April 1 and October 1 of each year commencing April 1, 1999. The remarketable securities are subject to mandatory tender on the remarketing date.

On October 7, 1998 the registrant announced that the Board of Directors had declared a quarterly dividend of $.1075 per share payable October, 26, 1998 to stockholders of record on October 19, 1998.

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


ITEM 1. FINANCIAL STATEMENTS: (CONTINUED)

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Rite Aid Corporation


We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of August 29, 1998, and the related condensed consolidated statements of income for the twenty-six and thirteen week periods ended August 29, 1998 and August 30, 1997, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 29, 1998 and August 30, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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


KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
October 12, 1998

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

      Sales for the thirteen-week and twenty-six week periods ended August 29, 1998 were $3,011.0 million and $6,043.7 million, respectively, representing increases of 14.3% and 14.1% over the same periods from the previous year. Same-store sales for the quarter ended August 29, 1998, increased 7.8% over the prior-year quarter reflecting a 14.7% increase in pharmacy comparable sales and a 0.7% increase in front end same-unit sales. Same-store sales for the 26 weeks ended August 29, 1998, rose 7.0%, consisting of a 14.0% pharmacy same-store sales increase, and a 0.2% decline in front end same-unit sales. Prescription sales accounted for 53.4% of drugstore sales for the quarter, and third party prescription sales represent 85.0% of pharmacy sales. Last year, prescription sales were 50.3% of drugstore sales, and third party prescription sales represented 83.3% of pharmacy sales. Prescription sales for the first 26 weeks of fiscal 1999 were 53.5% of drugstore sales compared to 50.2% for the same period last year. During the quarter the registrant opened 43 drugstores, closed 155 outlets and enlarged or relocated 68 units. Stores in operation at the end of the quarter totaled 3,898. Pursuant to a strategic exit plan that includes vacating certain markets, closing bantam East Coast stores and consolidating certain other store sites, the registrant plans to close approximately 224 more locations by fiscal year end February 27, 1999.

Cost of goods sold including occupancy costs, for the current periods, included $25.5 million in costs resulting from the disposal of merchandise of the 155 stores that were closed during the quarter. Excluding these inventory liquidation expenses, cost of goods sold as a percentage of sales were 73.1% for the quarter and 72.9% for the year-to-date period compared to 72.9% and 72.7% for the respective periods a year earlier. The registrant continues to experience a mix shift between prescription and front-end sales and consequently a slight decline in overall gross margins resulted for the thirteen and twenty-six weeks ended August 29, 1998. Front-end sales to total sales declined to 46.5% of total sales for the twenty-six weeks ended August 29, 1998 compared to 49.8% in the prior year. In addition, pharmacy gross profit margins declined slightly as a result of the increase in third party sales to total prescription sales and prescription inflation. Year-to-date third party sales as a percent of pharmacy sales were 84.8% versus 82.4% last year. The company uses the LIFO inventory method that requires interim estimates of annual inflation rates. Accordingly, costs of goods sold included a LIFO provision of $5.9 million for the quarter and $14.1 million for the twenty-six weeks ended August 29, 1998, compared to $5.3 million and $12.3 million, respectively for the same periods last year. The LIFO method of valuing inventory had the effect of reducing net income $.01 per share for the 13-week period and $.03 per share for the 26-week period ended August 29, 1998. For the comparable periods last year, the LIFO adjustments were $.01 for the quarter and $.03 for the 26 weeks.

Selling, general and administrative expenses of $896.6 million for the quarter and $1,535.1 million year-to-date include for both periods $264.2 million in store closing costs and asset impairment losses related to the registrant's strategic exit plan and other costs. Excluding these charges, operating expenses were 21.0% of sales for the thirteen and twenty-six weeks ended August 29, 1998, compared to 21.6% and 21.8% for the same periods last year. The favorable decline in the current year operating expense ratio resulted from strong East Coast same-store sales that creates expense leverage and operating efficiencies achieved in West Coast stores. In addition, the prior year's operating expenses included costs from integration activities and duplicative back-office functions associated with acquisitions that contributed to an unfavorable increase in the operating expense to sales ratio a year ago.

Interest expenses were $42.6 million for the thirteen-week period and $83.2 million for the twenty-six week period this year compared to $41.7 million and $78.6 million for the respective periods last year. The increase in interest expense resulted from additional borrowings for the registrant's store development and acquisition programs coupled with greater inventory levels. The weighted average interest rates on the company's commercial paper were approximately 5.7% for the quarter and year-to-date periods ended August 29, 1998 and August 30, 1997, respectively.

Income tax benefits were $61.8 million for the thirteen-week period and $1.2 million for the twenty-six week period ended August 29, 1998 compared to income tax expense of $40.9 million for the quarter and $87 million for the twenty-six week period ended August 30, 1997. The effective income tax rate was 40.0% for the quarter and twenty-six week periods ended August 29, 1998 compared to an effective rate of 40.3% for the same periods a year earlier. Depreciation and amortization expenses were $68.3 million for the quarter and $144.6 million for the twenty-six week periods ended August 29, 1998 compared to $64 million and $128.1 million for the comparable periods last year.

Net loss for the quarter was $92.7 million compared to net income of $60.6 million for the second quarter a year earlier. Year-to-date, net loss was $1.8 million versus net income of $128.9 million last year. The net loss amounts reflect pre-tax charges totaling $289.7 million or $173.8 million on an after tax basis, for store closings and asset impairments related to the registrant's strategic exit plan and other costs.

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


Working capital was $1.8 billion at August 29, 1998, compared to $1.6 billion at February 28, 1998, and the current ratios were 2.1:1 and 1.9:1, respectively. Operating activities provided cash of $29.3 million for the twenty-six weeks ended August 29, 1998 compared to $215.1 million for the same period last year. Capital expenditures for property, plant and equipment were $332.8 million in connection with the registrant's store construction, renovation and relocation programs. Cash was also used for dividend payments of $55.8 million. Total debt to total capitalization was 51.8% as of August 29, 1998, compared to 47.1% at February 28, 1998. The registrant had $1 billion in revolving credit commitments to provide additional borrowing capacity and support its commercial paper program as of August 29, 1998.

On September 22, 1998, the registrant issued $200 million of remarketable securities due October 1, 2013. The remarketable securities will bear interest at a rate of 6% from September 22, 1998 until October 1, 2003 (the remarketing date). Interest is payable semi-annually on April 1 and October 1 of each year commencing April 1, 1999. The remarketable securities are subject to mandatory tender on the remarketing date.

The registrant began in 1996, a comprehensive project to convert its information and non-information systems to be Year 2000 (Y2K) date compliant. The Y2K issue creates risk for the registrant from unforeseen problems in its own computer systems and from that of the systems of other companies and governmental agencies on which the company's operations rely. The registrant has developed a Y2K remediation plan that includes consideration of the remediation efforts of its key customers, vendors and suppliers to identify the nature and potential impact of issues presented by the Y2K problem on operating activities. The remediation process includes creating an inventory of systems subject to the Y2K problem and assessing the scope of the problem as it relates to those systems; remediating Y2K problems; testing the systems following remediation; and using the systems for a period of time following remediation. Total estimated Y2K remediation costs of $12 million will be funded through operating cash flows and expensed in the period incurred. The impact on business operations from the failure to comply with Y2K requirements by the registrant or by any of its business partners could be material to the registrant's results of operations. The registrant continues to assess the possible impact and risks of noncompliant systems. Contingency plans in the event of noncompliance are under development.

Certain statements contained herein and elsewhere in this Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events that the registrant expects will or may occur in the future. The registrant cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the registrant. Such factors include, but are not limited to, competitive pricing pressures, third party prescription reimbursement levels, continued consolidation of the drugstore industry, consumer preferences, regulatory changes governing pharmacy practices, general economic conditions, inflation, merchandise supply constraints, interest rate movements, access to capital, availability of real estate, construction and start-up of drugstore and distribution center facilities, and the effects of technological difficulties including remediation of Year 2000 compliance issues. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the registrant with the Securities and Exchange Commission.

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

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

      (a) Exhibits

The following are filed as exhibits to Part I of this Form 10-Q:

      Exhibit 11.      Statements re computations of per share earnings

      Exhibit 12. Statements re computations of ratios of earnings to fixed charges

      Exhibit 15. Copy of letter from independent accountants' regarding unaudited interim financial information

      Exhibit 27. Financial Data Schedule for the quarter ended August 29, 1998 (EDGAR Filing Only)

      Exhibit 27.1 Restated Financial Data Schedule for the quarter ended August 30, 1997 (EDGAR Filing Only)

The following is filed as an exhibit to Part II of this Form 10-Q:

      None

      (b) Reports on Form 8-K

      None.

                              RITE AID CORPORATION
                                    FORM 10-Q
                  FOR THE THIRTEEN WEEKS ENDED AUGUST 29, 1998


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RITE AID CORPORATION
                                       (Registrant)


Date: October 13, 1998                  /s/ Frank Bergonzi
                                       ---------------------------------
                                       Frank Bergonzi
                                       Executive Vice President,
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION

ITEM 11      STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS.

ITEM 12      STATEMENTS RE COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES.

ITEM 15 COPY OF LETTER FROM INDEPENDENT ACCOUNTANTS' REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION.

ITEM 27 FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED AUGUST 29, 1998 (EDGAR FILING ONLY).

ITEM 27.1 RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED AUGUST 30, 1997 (EDGAR FILING ONLY).