Form 10-Q
period 1998-11-28
RITE AID CORP
filed 1999-01-12
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 28, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period From       To
                                                       -----     -----


                          COMMISSION FILE NUMBER 1-5742

                              RITE AID CORPORATION
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                    23-1614034
                 --------                                    ----------
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          30 HUNTER LANE, CAMP HILL, PENNSYLVANIA               17011
          ------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

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

            The registrant had 258,745,913 shares of its $1.00 par value Common Stock outstanding as of December 26, 1998.

                              RITE AID CORPORATION

                                      INDEX

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS:

                 Condensed Consolidated Balance Sheets November 28, 1998 and February 28, 1998                                2

                 Condensed Consolidated Statements of Income
                   Thirteen Weeks Ended November 28, 1998 and November 29, 1997                                               3

                 Condensed Consolidated Statements of Income
                   Thirty-Nine Weeks Ended November 28, 1998 and November 29, 1997                                            4

                 Condensed Consolidated Statements of Cash Flows
                   Thirty-Nine Weeks Ended November 28, 1998 and November 29, 1997                                            5

                 Notes to Condensed Consolidated Financial Statements                                                         6

                 Independent Auditors' Review Report                                                                          9

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                                                                  10

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                  13

PART II.         OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                         13

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                                                            13

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

                      RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                        Nov. 28, 1998         Feb. 28, 1998
                                                                        -------------         -------------
                                                                          (Unaudited)
CURRENT ASSETS
Cash                                                                         $97,815            $90,968
Accounts and notes receivable                                                204,110            165,429
Inventories                                                                3,074,972          3,061,211
Prepaid expenses and other current assets                                     84,743             60,700
                                                                              ------             ------
TOTAL CURRENT ASSETS                                                       3,461,640          3,378,308
                                                                           ---------          ---------

Property, plant and equipment, at cost                                     3,551,100          3,061,160
Accumulated depreciation                                                     885,809            890,011
                                                                             -------            -------
PROPERTY, PLANT AND EQUIPMENT, NET                                         2,665,291          2,171,149
                                                                           ---------          ---------

Intangible assets                                                          1,931,821          1,967,306
                                                                           ---------          ---------
Other assets                                                                 200,453            138,583
                                                                             -------            -------
TOTAL ASSETS                                                              $8,259,205         $7,655,346
                                                                          ==========         ==========

CURRENT LIABILITIES

Short-term debt and current maturities of long-term debt                    $188,430            $47,516
Accounts payable                                                             874,843          1,183,892
Other current liabilities                                                    448,756            539,523
                                                                             -------            -------
TOTAL CURRENT LIABILITIES                                                  1,512,029          1,770,931
                                                                           ---------          ---------

Long-term debt and capital lease obligations, less current maturities      3,228,860          2,551,418
Other noncurrent liabilities                                                 593,114            416,533

STOCKHOLDERS' EQUITY

Preferred stock, par value $1 per share                                            -                  -
Common stock, par value $1 per share                                         258,731            258,215
Additional paid-in capital                                                 1,352,091          1,345,131
Retained earnings                                                          1,315,167          1,313,905
Accumulated other comprehensive income                                          (787)              (787)
                                                                               -----              -----
TOTAL STOCKHOLDERS' EQUITY                                                 2,925,202          2,916,464
                                                                           ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $8,259,205         $7,655,346
                                                                          ==========         ==========

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------


ITEM 1.       FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                                  Thirteen            Thirteen
                                                               Weeks Ended         Weeks Ended
                                                             Nov. 28, 1998       Nov. 29, 1997
                                                             -------------       -------------

Sales                                                           $3,122,930          $2,885,666
Costs and expenses:
Costs of goods sold including occupancy costs                    2,292,725           2,115,739
Selling, general and administrative expenses                       640,517             613,424
Interest expense                                                    44,927              42,779
                                                                    ------              ------
                                                                 2,978,169           2,771,942
                                                                 ---------           ---------
Income before income taxes                                         144,761             113,724
Income taxes                                                        57,904              45,830
                                                                    ------              ------
Net income                                                         $86,857             $67,894
                                                                   =======             =======

Basic earnings per share                                              $.34                $.27
                                                                      ====                ====
Diluted earnings per share                                            $.33                $.26
                                                                      ====                ====

Cash dividends paid per common share                                $.1075                $.10
                                                                    ======                ====

Basic weighted average shares                                  258,532,000         253,042,000
                                                               ===========         ===========
Diluted weighted average shares                                283,711,000         263,888,000
                                                               ===========         ===========

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

ITEM 1.       FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)


                                                             Thirty-Nine          Thirty-Nine
                                                             Weeks Ended          Weeks Ended
                                                           Nov. 28, 1998         Nov. 29, 1997
                                                           -------------         ------------
Sales                                                         $9,166,640           $8,184,466
Costs and expenses:
Costs of goods sold including occupancy costs                  6,721,164            5,964,079
Selling, general and administrative expenses                   1,911,382            1,769,497
Interest expense                                                 128,155              121,329
Store closing and other costs                                    264,204                    -
                                                                 -------            ---------
                                                               9,024,905            7,854,905
                                                               ---------            ---------
Income before income taxes                                       141,735              329,561
Income taxes                                                      56,694              132,813
                                                                  ------              -------
Net income                                                       $85,041             $196,748
                                                                 =======             ========

Basic earnings per share                                            $.33                 $.79
                                                                    ====                 ====
Diluted earnings per share                                          $.32                 $.77
                                                                    ====                 ====

Cash dividends paid per common share                              $.3225                 $.30
                                                                  ======                 ====

Basic weighted average shares                                258,404,000          248,202,000
                                                             ===========          ===========
Diluted weighted average shares                              265,465,000          262,984,000
                                                             ===========          ===========

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

ITEM 1.       FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)


                                                                                       39 Weeks Ended             39 Weeks Ended
                                                                                        Nov. 28, 1998              Nov. 29, 1997
                                                                                        -------------              -------------
OPERATING ACTIVITIES
Income before income taxes                                                                   $141,735                   $329,561
Depreciation and amortization                                                                 211,747                    203,316
Store closing and other costs                                                                 289,678                          -
Changes in operating assets and liabilities                                                  (616,335)                   (43,624)
                                                                                            ---------                   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      26,825                    489,253
                                                                                               ------                    -------

INVESTING ACTIVITIES

Purchase of property, plant and equipment                                                    (675,391)                  (338,459)
Purchases of businesses, net of cash acquired                                                       -                   (330,425)
Other investing activities                                                                    (80,481)                    18,653
                                                                                             --------                     ------
NET CASH USED IN INVESTING ACTIVITIES                                                        (755,872)                  (650,231)
                                                                                            ---------                  ---------

FINANCING ACTIVITIES

Proceeds from bond issuance                                                                   202,844                    641,293
Net proceeds (repayment) of commercial paper borrowings                                       646,961                   (286,500)
Dividends paid                                                                                (83,779)                   (74,849)
Other financing activities                                                                    (30,132)                   (42,794)
                                                                                             --------                   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     735,894                    237,150
                                                                                              -------                    -------

INCREASE IN CASH                                                                                6,847                     76,172
CASH AT BEGINNING OF PERIOD                                                                    90,968                      7,042
                                                                                               ------                      -----
CASH AT END OF PERIOD                                                                         $97,815                    $83,214
                                                                                              =======                    =======

See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

ITEM 1.       FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

            The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the registrant's annual report has not been included in this report; however, such information reflects all adjustments (consisting primarily of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

            The results of operations for the thirteen and thirty-nine week periods ended November 28, 1998 and November 29, 1997, are not necessarily indicative of the results to be expected for the full year.

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

            Following is a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation:

                                                     13 Weeks Ended       13 Weeks Ended     39 Weeks Ended       39 Weeks Ended
Amounts in thousands                                  Nov. 28, 1998        Nov. 29, 1997      Nov. 28, 1998        Nov. 29, 1997
--------------------                                  -------------        -------------      -------------        -------------

Net income                                                  $86,857              $67,894            $85,041             $196,748
Interest expense assuming dilution (a)                        5,392                  800                  -                5,281
                                                              -----                  ---              -----                -----
Net income assuming dilution                                $92,249              $68,694            $85,041             $202,029
                                                            =======              =======            =======             ========

Basic weighted average shares                               258,532              253,042            258,404              248,202
Employee stock options assuming dilution                      7,192                6,192              7,061                5,402
Convertible debt assuming dilution (a)                       17,987                4,654                  -                9,380
                                                             ------                -----              -----                -----
Diluted weighted average shares                             283,711              263,888            265,465              262,984
                                                            =======              =======            =======              =======

(a) For the thirteen weeks ended November 29, 1997 and the thirty-nine weeks ended November 28, 1998 and November 29, 1997, the registrant did not assume conversion of its 5.25% convertible securities because their effect on earnings per share was anti-dilutive.

            All share and per share data for the thirteen and thirty-nine weeks ended November 29, 1997, have been restated to reflect a two-for-one stock split distributed to shareholders on February 2, 1998.

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

ITEM 1.        FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

            The registrant adopted SFAS No. 130 "Reporting Comprehensive Income" during the quarter ended May 30, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income. Comprehensive income was $85.0 million and $196.7 million for the thirty-nine weeks ended November 28, 1998 and November 29, 1997, respectively.

            The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June of 1997. The objective of SFAS No. 131 is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefit plans. This statement, however, does not change any of the measurement or recognition provisions required under previous guidance. Both statements are effective for fiscal years beginning after December 15, 1997. The registrant is in the process of determining what impact, if any, these pronouncements will have on its financial statements.

            In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance concerning recognition and measurement of costs associated with developing or acquiring computer software for internal use. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance concerning the costs of start-up activities. Initial application of this SOP should be reported as the cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." Both statements are effective for financial statements for fiscal years beginning after December 15, 1998. The registrant does not believe that adoption of SOP 98-1 and SOP 98-5 will have a material impact on its consolidated financial statements.

NOTE 4 -- STORE CLOSING AND OTHER COSTS

            During the quarter ended August 29, 1998, the registrant recorded pre-tax charges of $289.7 million for the closing of 379 stores to be completed by February 27, 1999, and other charges. These charges principally relate to a strategic exit plan that includes vacating certain markets, closing bantam East Coast stores and consolidating certain other store locations. Costs associated with the disposal of inventory, including the use of liquidators, were $25.5 million and are included as a component of cost of goods sold. The remaining charge to income of $264.2 million consisted of the following: (i) $144.8 million for the present value of noncancellable lease payments and related contractual obligations; (ii) $94.2 million for impairment losses associated with land, buildings, fixtures and leasehold improvements, prescription files, lease acquisition costs and goodwill; and (iii) $25.2 million for other costs including expenses associated with previously closed stores. The remaining accrued liability for noncancellable lease payments and related contractual obligations was $133.9 million as of November 28, 1998. Revenues generated by the 379 stores were $306.5 million for the thirty-nine weeks ended November 28, 1998 compared to $511.2 million in the same period last year. For the thirty-nine weeks ended November 28, 1998 these stores had operating losses of $12.6 million compared to operating losses of $15.6 million last year. During the thirty-nine weeks ended November 28, 1998 the registrant closed 293 stores.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

            The registrant had outstanding letters of credit as of November 28, 1998 and November 29, 1997. In addition, the registrant is the defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are without merit or are of such nature or involve such amounts as would not have a material effect on the financial statements of the registrant if decided adversely. The registrant, regardless of insurance coverage, does not believe it has a material, estimable, and probable liability in regard to these claims and lawsuits.

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

ITEM 1.       FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- REMARKETABLE SECURITIES

            On September 22, 1998, the registrant issued $200 million of remarketable securities due October 1, 2013. The remarketable securities bear interest at a rate of 6% from September 22, 1998 until October 1, 2003 (the remarketing date). Interest is payable semi-annually on April 1 and October 1 of each year commencing April 1, 1999. Finance costs are being amortized over the period until the remarketing date. The remarketable securities are subject to mandatory tender on the remarketing date.

NOTE 7 - PCS ACQUISITION

            On November 17, 1998, the registrant announced that a definitive agreement had been reached to acquire the equity of Eli Lilly and Company's PCS Health Systems pharmacy benefits management subsidiary. Rite Aid will pay Lilly approximately $1.5 billion. The PCS acquisition will be accounted for using the purchase method of accounting for business combinations. On December 24, 1998, the registrant announced that the waiting period under the Hart Scott Rodino Anti-Trust Improvement Act had expired. The acquisition of PCS is expected to close on January 22, 1999.

NOTE 8 -- SUBSEQUENT EVENTS

            On December 15, 1998, the registrant issued securities aggregating $700 million. The securities included $200 million, 5.50% fixed-rate senior notes due December 15, 2000, $200 million, 6.00% fixed-rate senior notes due December 15, 2005, $150 million, 6.125% fixed-rate senior notes due December 15, 2008 and $150 million, 6.875% fixed-rate senior notes due December 15, 2028. Interest is payable semi-annually December 15 and June 15 of each year, beginning June 15, 1999. Finance costs for each issue are being amortized over the period until the maturity date. The net proceeds from the securities were used to repay commercial paper previously issued by the registrant.

            In December 1998, the registrant completed sale and leaseback transactions of certain store properties that resulted in proceeds of approximately $140.0 million that were used to repay commercial paper previously issued by the registrant.

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

ITEM 1.       FINANCIAL STATEMENTS:  (CONTINUED)

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Rite Aid Corporation

We have reviewed the condensed consolidated balance sheet of Rite Aid Corporation and subsidiaries as of November 28, 1998, and the related condensed consolidated statements of income for the thirty-nine and thirteen week periods ended November 28, 1998 and November 29, 1997, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 28, 1998 and November 29, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

Harrisburg, Pennsylvania
January 12, 1999

                 ----------------------------------------------
                             RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

            Sales for the thirteen-week and thirty-nine week periods ended November 28, 1998 were $3,122.9 million and $9,166.6 million, respectively, representing increases of 8.2% and 12.0% over the same periods from the previous year. Same-store sales for the quarter ended November 28, 1998, increased 8.3% over the prior-year quarter reflecting a 15.3% increase in pharmacy comparable sales and a 0.8% increase in front end same-unit sales, which are all non-pharmacy sales. Same-store sales for the 39 weeks ended November 28, 1998, rose 7.4%, consisting of a 14.5% pharmacy same-store sales increase, and a 0.1% increase in front end same-unit sales. Sales and operating results for the acquired Harco, Inc., and K&B Incorporated drugstores are included since their August 27, 1997 acquisition date. Accordingly, the registrant operated these stores for thirteen of the thirty-nine weeks ended November 29, 1997. Prescription sales accounted for 56.3% of drugstore sales for the quarter, compared to 51.4% last year. Third party prescription sales, which represent prescription sales that are paid by a person or entity other than the recipient of the prescribed pharmaceutical and are generally subject to negotiated reimbursement rates in conjunction with a pharmacy benefit plan, were 86.0% of pharmacy sales for the quarter compared to 83.4% last year. Prescription sales for the first thirty-nine weeks of fiscal 1999 were 54.5% of drugstore sales compared to 50.6% for the same period last year. During the quarter the registrant opened 52 drugstores, closed 123 outlets and enlarged or relocated 144 units. Stores in operation at the end of the quarter totaled 3,827.

            As a percentage of sales, cost of goods sold including occupancy costs were 73.4% for the thirteen-week period ended November 28, 1998, compared to 73.3% for the same period in the previous year. For the year-to-date period, cost of goods sold were 73.3% of sales compared to 72.9%. The current year-to-date period includes $25.5 million in costs associated with writing down inventory during the quarter ended August 29, 1998. The registrant continues to experience a mix shift between prescription and front-end sales and consequently, a decline in overall gross margins resulted for the thirteen and thirty-nine week periods ended November 28, 1998, because prescription gross margins are lower than front-end gross margins. Front-end sales to total sales declined to 45.5% of sales for the thirty-nine weeks ended November 28, 1998 compared to 49.4% in the prior year. In addition, pharmacy gross profit margins declined as a result of the increase in third party sales to total prescription sales and prescription inflation. Year-to-date, third party sales as a percent of pharmacy sales were 85.2% versus 83.3% last year. The company uses the LIFO inventory method that requires interim estimates of annual inflation rates. Accordingly, costs of goods sold included a LIFO provision of $4.1 million for the quarter and $18.2 million for the thirty-nine weeks ended November 28, 1998, compared to $2.7 million and $15.0 million, respectively for the same periods last year. The LIFO method of valuing inventory had the effect of reducing net income $ .01 per diluted share for the thirteen-week periods ended November 28, 1998 and November 29, 1997. Year-to-date, LIFO charges reduced net income $ .04 per diluted share this year compared to $ .03 per diluted share last year.

            Selling, general and administrative expenses were $640.5 million or 20.5% of sales for the quarter, compared to $613.4 million or 21.3% of sales for the comparable period last year. Excluding store closing and other costs recorded during the second quarter and shown separately on the income statement, selling, general and administrative expenses were $1,911.4 million or 20.9% of sales for the thirty-nine weeks ended November 28, 1998, compared to $1,769.5 million or 21.6% for the same period last year. The favorable decline in the current year operating expense ratio resulted from strong East Coast same-store sales that creates expense leverage and operating efficiencies achieved in West Coast stores. In addition, the prior year's operating expenses included costs from integration activities and duplicative back-office functions associated with acquisitions that contributed to an unfavorable increase in the operating expense to sales ratio a year ago.

            During the quarter ended August 29, 1998, the registrant recorded pre-tax charges of $289.7 million for the closing of 379 stores to be completed by February 27, 1999, and other charges. These charges principally relate to a strategic exit plan that includes vacating certain markets, closing bantam East Coast stores and consolidating certain other store locations. The strategic exit plan will allow the registrant to accelerate the pace of opening its successful larger prototype store design. As discussed above, costs associated with the disposal of inventory, including the use of liquidators, were $25.5 million and are included as a component of cost of goods sold. The remaining charge to income of $264.2 million, consisted of the following: (i) $144.8 million for the present value of noncancellable lease payments and related contractual obligations; (ii) $94.2 million for impairment losses associated with land, buildings, fixtures, leasehold improvements, prescription files, lease acquisition costs and goodwill; and (iii) $25.2 million for other costs including expenses associated with previously closed stores. The remaining accrued liability for noncancellable lease payments and related contractual obligations was $133.9 million as of November 28, 1998. Revenues generated by the 379 stores were $306.5 million for the thirty-nine weeks ended November 28, 1998 compared to $511.2 million in the same period last year. For the thirty-nine weeks ended November 28, 1998 these stores had operating losses of $12.6 million compared to operating losses of $15.6 million last year. During the thirty-nine weeks ended November 28, 1998 the registrant closed 293 stores. The registrant believes that closing these stores will enhance future results of operations, liquidity and capital resources.

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

            Interest expenses were $44.9 million for the thirteen-week period and $128.2 million for the thirty-nine week period this year compared to $42.8 million and $121.3 million for the respective periods last year. The increase in interest expense resulted from additional borrowings for the registrant's store development and acquisition programs coupled with greater inventory levels. The weighted average interest rates on the company's commercial paper were approximately 5.7% for the quarter and year-to-date periods ended November 28, 1998 and November 29, 1997, respectively.

            Income taxes were $57.9 million for the thirteen-week period and $56.7 million for the thirty-nine week period ended November 28, 1998 compared to $45.8 million for the quarter and $132.8 million for the thirty-nine week period ended November 29, 1997. The effective income tax rate was 40.0% for the quarter and thirty-nine week periods ended November 28, 1998 compared to an effective rate of 40.3% for the same periods a year earlier. Depreciation and amortization expenses were $67.1 million for the quarter and $211.7 million for the thirty-nine week periods ended November 28, 1998 compared to $75.2 million and $203.3 million for the comparable periods last year.

            Net income for the quarter was $86.9 million compared to $67.9 million for the third quarter a year earlier. Year-to-date, net income was $85.0 million versus net income of $196.7 million last year. The current year-to-date amount reflects pre-tax charges totaling $289.7 million including $25.5 million for inventory related write-downs and $264.2 million for store closing and other costs and losses from asset impairments related to the registrant's strategic exit plan.

            Working capital was $1.9 billion at November 28, 1998, compared to $1.6 billion at February 28, 1998, and the current ratios were 2.3:1 and 1.9:1, respectively. Operating activities provided cash of $26.8 million for the thirty-nine weeks ended November 28, 1998 compared to $489.3 million for the same period last year. Capital expenditures for property, plant and equipment were $675.4 million in connection with the registrant's store construction, renovation and relocation programs. Included in capital expenditures was approximately $140.0 million related to sale and leaseback transactions of certain store properties that were completed in December 1998. Proceeds from these transactions were used to repay commercial paper borrowings. Cash was also used for dividend payments of $83.8 million. Total debt to total capitalization was 53.9% as of November 28, 1998, compared to 47.1% at February 28, 1998. The registrant has a $1 billion revolving credit commitment to provide additional borrowing capacity and support its commercial paper program as of November 28, 1998.

            On November 17, 1998, the registrant announced that a definitive agreement had been reached to acquire the equity of Eli Lilly and Company's PCS Health Systems pharmacy benefits management subsidiary for approximately $1.5 billion. The PCS acquisition will be accounted for using the purchase method of accounting for business combinations. On December 24, 1998, the registrant announced that the waiting period under the Hart Scott Rodino Anti-Trust Improvement Act had expired. The acquisition of PCS is expected to close on January 22, 1999. The registrant has in place commitments for a $1.3 billion credit facility through a syndicate of banks to support interim bridge financing to close the transaction. The registrant expects to initially fund the transactions with proceeds received from the issuance of commercial paper. Thereafter, the registrant intends to refinance the commercial paper borrowings with proceeds from offerings of the registrant's common stock and equity-linked securities.

            On December 15, 1998, the registrant issued securities aggregating $700 million. The securities included $200 million, 5.50% fixed-rate senior notes due December 15, 2000, $200 million, 6.00% fixed-rate senior notes due December 15, 2005, $150 million, 6.125% fixed-rate senior notes due December 15, 2008 and $150 million, 6.875% fixed-rate senior notes due December 15, 2028. Interest is payable semi-annually December 15 and June 15 of each year, beginning June 15, 1999. Finance costs for each issue are being amortized over the period until the maturity date. The net proceeds from the securities were used to repay commercial paper previously issued by the registrant.

            On September 22, 1998, the registrant issued $200 million of remarketable securities due October 1, 2013. The remarketable securities bear interest at a rate of 6% from September 22, 1998 until October 1, 2003 (the remarketing date). Interest is payable semi-annually on April 1 and October 1 of each year commencing April 1, 1999. Finance costs are being amortized over the period until the remarketing date. The remarketable securities are subject to mandatory tender on the remarketing date.

            The registrant began in 1996, a comprehensive project to convert its information technology ("IT") and non-information technology ("non-IT") systems to be Year 2000 (Y2K) date compliant. The Y2K issue creates risk for the registrant from unforeseen problems in its own computer systems and from that of the systems of other companies and governmental agencies on which the company's operations rely. The registrant has developed a Y2K remediation plan to assess the compliance of its IT and non-IT systems, as well as consideration of the remediation efforts of its key customers, vendors,

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

suppliers, financial institutions and governmental agencies (collectively referred to as "business partners") to identify the nature and potential impact of issues presented by the Y2K problem on operating activities. The remediation process includes creating an inventory of systems subject to the Y2K problem and assessing the scope of the problem as it relates to those systems; remediating Y2K problems; testing the systems following remediation; and using the systems for a period of time following remediation. To date, the registrant has completed the initial assessment phase of all its IT systems, giving highest priority to those systems that are considered critical to the company's operations. Of these systems, approximately 35% have been remediated, tested and determined compliant or have been replaced or retired. An additional 36% have been remediated and are in the testing phase. The remaining 29% are in various stages of remediation activity. Currently, the registrant anticipates that all critical IT systems will be compliant by June of 1999 and all other systems by November of 1999.

            To date, the registrant has compiled a comprehensive inventory of its non-IT systems, which includes those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure. The registrant is currently in the assessment and research phase and 59% of the systems have been determined compliant. The remaining 41% have either been determined non-compliant or have not been assessed. As the assessment and research phase is completed, non-compliant systems will either be replaced or repaired as applicable. Currently, the registrant anticipates that all non-IT systems will be compliant by June of 1999.

            The registrant is also assessing the potential risks associated with key business partners and their own Y2K compliance programs through continuing communications, Y2K questionnaires and on-site visits. Although there can be no assurance that the registrant will not be adversely affected, the registrant will continue to monitor the progress of its business partners throughout 1999. The registrant is also in the process of developing contingency plans in order to minimize the risks associated with those partners who will not be Y2K compliant, including assessing the need to locate alternative vendors or service providers.

            The impact on business operations from the failure to comply with Y2K requirements by the registrant or by any of its business partners could be material to the registrant's future results of operations, liquidity and capital resources. The most reasonably likely worst case scenario includes, but is not limited to, disruption of store operations, the inability to communicate with key vendors, service providers, customers and financial institutions, as well as pharmacy system or point-of-sale failure. Although there can be no assurance that the registrant will correctly identify and resolve all Y2K related issues, remediation efforts are progressing in accordance with established timetables. Additionally, contingency plans in the event of non-compliant systems are in various stages of development, and include, but are not limited to, off-line prescription fill, off-line point-of-sale mode or paper processing at the stores and other manual processing where computer systems have failed or are not reliable. The various contingency plans under development would be utilized in the event that operations are adversely affected by the Y2K problem, despite the registrant's best efforts or due to events outside of the registrant's control. Total estimated Y2K remediation costs of $12 million will be funded through operating cash flows and expensed in the period incurred, of which, approximately $4.2 million has been incurred through November 28, 1998. Total Y2K remediation costs are based upon management's best estimate and are subject to change as additional information becomes available.

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

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------

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

The following are filed as exhibits to Part I of this Form 10-Q:

            Exhibit 11.   Statements re computations of per share earnings

            Exhibit 12. Statements re computations of ratios of earnings to fixed charges

            Exhibit 15. Copy of letter from independent accountants' regarding unaudited interim financial information

            Exhibit 27. Financial Data Schedule for the quarter ended November 28, 1998 (EDGAR Filing Only)

            Exhibit 27.1 Restated Financial Data Schedule for the quarter ended November 29, 1997 (EDGAR Filing Only)

The following is filed as an exhibit to Part II of this Form 10-Q:

            None

            (b)  Reports on Form 8-K

            On November 18, 1998 the registrant filed Form 8-K with the Securities and Exchange Commission. The Form 8-K contained Item 5 -- Other Information as follows:

                        On November 17, 1998, Rite Aid Corporation (the
            "registrant") and Eli Lilly and Company ("Lilly") announced that they had entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which the registrant has agreed to acquire (the "PCS Acquisition") all of the outstanding capital stock of PCS Holding Corporation ("PCS"), a wholly owned subsidiary of Lilly.

                        Filed as exhibits to Form 8-K dated November 18, 1998
            were the following items:

                        Stock Purchase Agreement, dated as of November 17, 1998, between the registrant and Lilly
                        Press Release, dated November 17, 1998
                        Statements issued by the registrant about the PCS acquisition.

                 -----------------------------------------------
                              RITE AID CORPORATION
                                    FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998
                 -----------------------------------------------



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

Date:  January 12, 1999                        /s/ Frank Bergonzi
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


EXHIBIT NO.               DESCRIPTION

ITEM 11                   STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS.

ITEM 12                   STATEMENTS RE COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES.

ITEM 15                   COPY OF LETTER FROM INDEPENDENT ACCOUNTANTS' REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION.


ITEM 27                   FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED NOVEMBER 28, 1998 (EDGAR FILING ONLY).


ITEM 27.1                 RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED NOVEMBER 29, 1997 (EDGAR FILING ONLY).
