Form 10-K405
period 1999-02-27
RITE AID CORP
filed 1999-06-01
CIK 84129

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For The Fiscal Year Ended February 27, 1999.
                                      or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For The Transition Period From __________ To __________

                         Commission File Number 1-5742

                             RITE AID CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       23-1614034
     ---------------------------------                 ------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

       30 Hunter Lane, Camp Hill, Pennsylvania                   17011
     -----------------------------------------                 ---------
     (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (717) 761-2633

Securities registered pursuant to Section 12(b) of the Act

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on May 10, 1999 based on the closing price at which such stock was sold on the New York Stock Exchange on such date was approximately $7,228,526,408.

The registrant's Common Stock outstanding at May 10, 1999 was 258,883,816 shares, par value $1.00 per share.

                             RITE AID CORPORATION

                      INDEX TO ANNUAL REPORT ON FROM 10-K

            CAPTION                                                                                PAGE
            -------                                                                                ----
PART I
------

ITEM 1.     BUSINESS                                                                                  3
ITEM 2.     PROPERTIES                                                                                5
ITEM 3.     LEGAL PROCEEDINGS                                                                         5
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       5

UNNUMBERED ITEM.    EXECUTIVE OFFICERS OF THE REGISTRANT                                              6

PART II
-------

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                 8
ITEM 6.     SELECTED FINANCIAL DATA                                                                   9
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
            CONDITION                                                                                11
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               19
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                              20
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE                                                                               41

PART III
--------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                       41
ITEM 11.    EXECUTIVE COMPENSATION                                                                   41
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                           41
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                           41

PART IV
-------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                          42

                                    PART I
                                    ------

ITEM 1.    BUSINESS
-------    --------

     (a) General Development of Business

     Rite Aid Corporation (Rite Aid or the company), incorporated in 1968, is one of the largest retail drugstore chains in the United States. As of February 27, 1999, the company operated 3,821 drugstores. Typically the store size average within a range of approximately 7,200 to 20,000 square feet, and are located in 30 eastern, southern and western states and the District of Columbia. In addition, 247 stores located primarily on the west coast are over 25,000 square feet in size. During the fiscal year ended February 27, 1999, the company added 578 of the larger prototype storerooms, including 354 that were relocations or expansions of existing stores and closed 378 smaller units.

     On January 22, 1999, the company acquired all of the outstanding stock of PCS Health Systems, Inc. (PCS) from Eli Lilly and Company for a purchase price of $1.5 billion. PCS is a leader in pharmacy benefits management, as well as other managed health care services.

     On January 7, 1999, the company announced an alliance with General Nutrition Companies, Inc. (GNC). Under the agreement, the company will open, own and operate 1,500 GNC stores-within-a-store in Rite Aid stores across the country. In addition, Rite Aid and GNC will jointly market a new brand of vitamins and mineral supplements; GNC will manufacture certain of Rite Aid's private label vitamins and supplements; and Rite Aid and GNC will jointly operate a co-branded web-site that will feature nutritional information and market the vitamins and minerals.

     As described in Notes 2 and 18 to the Consolidated Financial Statements (Item 14) and as discussed in Item 7. Management's Discussion and Analysis of Results of Operation and Financial Condition, in the fourth quarter of fiscal 1999, the company made adjustments to its previously reported results of operations for the prior quarters in fiscal 1999, each quarter in fiscal 1998 and for fiscal 1997.

     (b) Financial Information About Industry Segments

     The company's primary business is the operation of retail drugstores. In addition, the company is engaged in pharmacy benefit management ("PBM"), marketing prescription plans and selling other managed health care services to employers, health plans and their members and government-sponsored employee benefit programs. For further information regarding the business segments in which the company operates, refer to Note 16 to the Consolidated
Financial Statements.

     (c) Narrative Description of Business

     Retail drugstore operations is the dominant business segment in which the company operates, with pharmacy service forming the core of our business. Our drugstores cater to convenience, offering a full selection of health and personal care products, convenience food items, seasonal merchandise and a large private label product line, in addition to pharmacy service. Express mail with complementary services and one-hour photo departments have been added in select locations.

     The company operates retail drugstores in the eastern, southern and western United States, including the District of Columbia. The company's strategy is to operate drugstores in large, fast-growing metropolitan areas. Of the 60 largest metropolitan statistical areas ("MSAs") in the United States, the company operates in 33 and has either the largest or second largest retail drugstore prescription sales in 23 of those 33 MSAs. The table below presents the concentration of stores by state as of February 27, 1999:

-------------------------------------------------------------------------------------------------------------------------
                                                   Store                                                          Store
State                                              Count    State                                                 Count
-----                                              -----    -----                                                 -----
-------------------------------------------------------------------------------------------------------------------------
Alabama                                                141  Nevada                                                   29
Arizona                                                  3  New Hampshire                                            43
California                                             645  New Jersey                                              182
Colorado                                                41  New York                                                397
Connecticut                                             46  Ohio                                                    309
Delaware                                                16  Oregon                                                   74
District of Columbia                                     8  Pennsylvania                                            384
Georgia                                                 58  Tennessee                                                53
Idaho                                                   24  Texas                                                     5
Indiana                                                  9  Utah                                                     28
Kentucky                                               133  Vermont                                                  14
Louisiana                                              104  Virginia                                                171
Maine                                                   82  Washington                                              145
Maryland                                               166  West Virginia                                           119
Michigan                                               356  Wyoming                                                   1
Mississippi                                             35
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

     The company is also engaged in pharmacy benefit management and other managed health care services. With the recent acquisition of PCS, located in Scottsdale, AZ, the company has enhanced its position as a pharmacy service provider. The company believes that the addition of PCS will strengthen its position in pharmaceutical services, which the company expects to continue to be our key businesses due to the aging of the U.S. population, the continued development of new drug products and changes in the delivery of health care in the United States. PCS's pharmacy benefit management services focus on the systematic management of prescription drug usage designed to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and information technologies. PCS also provides pharmacy benefit management services that involve the application of clinical expertise and management information systems to provide formulary management, chronic disease management and mail order services.

     The company obtains both front end and pharmacy merchandise for both the retail drugstores and mail order facility from numerous manufacturers and wholesalers in the ordinary course of business. The company believes that the necessary merchandise for operations is readily available and that the loss of any one of the company's suppliers would not have a materially adverse impact on the results of operations. In addition, the company's operations do not rely on any single customer, whose loss would have a materially adverse impact on the results of operations. The company cautions that there can be no guarantee that in the future, merchandise necessary for operations will be readily available, or that the company's operations will not be materially impacted by the loss of any one customer or supplier.


     Based on both store count and in terms of sales, Rite Aid is one of the largest retail drugstore chains in the United States. The retail drugstore industry is highly competitive with retail drugstore chains not only facing competition within the industry, but also from supermarket chains offering pharmacy services, mail order pharmacies, other retail outlets offering pharmacy services, as well as internet-based outlets. In response to this competition, Rite Aid competes on the basis of location and convenience, customer service, selection and price. The company has undertaken a variety of measures designed to distinguish Rite Aid from its competitors. In addition to modernizing our stores to provide superior store format and design, catered to convenience, the company also continues to refine and implement nationwide marketing programs designed to increase customer loyalty. As a part of this effort, the company has introduced a variety of consumer-oriented programs such as: a money back guarantee on cosmetics, a telephone "hot-line" to enable customers to speak to a pharmacist, one-hour photo departments, selected 24 hour stores, refills of prescriptions by telephone or on the Internet, the introduction of rapid automated refill systems and discounts for frequent shoppers. Additionally, as of February 27, 1999, the company had over 1,000 stores with drive-through pharmacies for customer convenience.

     Additional information is set forth in Item 7 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition." At May 10, 1999, Rite Aid employed approximately 89,900 persons, of who, approximately 2,900 persons were employed by PCS.

     (d) Financial Information About Foreign and Domestic and Export Sales

     Not Applicable.

ITEM 2.    PROPERTIES
-------    ----------

     Rite Aid's general offices and corporate headquarters are located in a 205,000 square foot building in Camp Hill, Pennsylvania, owned by the registrant. In addition, the company leases an 88,000 square foot building for general office space located in Etters, Pennsylvania. Through PCS, the company also owns a 327,000 square foot building and leases an additional 119,000 square feet of office space in Scottsdale, Arizona, for the general offices and headquarters of PCS.

     The registrant operates the following distribution centers:

----------------------------------------------------------------------------------------------------------------------
                                                                                Owned or              Approximate
Location                                                                         Leased              Square Footage
--------                                                                         ------              --------------
Rome, New York                                                                   Owned                      291,000
Nitro, West Virginia                                                             Owned                      280,000
Perryman, Maryland                                                               Leased                     875,000
Tuscaloosa, Alabama                                                              Owned                      285,000
Pontiac, Michigan                                                                Leased                     370,000
Ogden, Utah                                                                      Owned                      638,000
Woodland, California                                                             Owned                      500,000
Wilsonville, Oregon                                                              Leased                     500,000
Las Vegas, Nevada                                                                Leased                     281,000
----------------------------------------------------------------------------------------------------------------------


     The company also owns its 52,200 square foot ice cream manufacturing facility located in El Monte, California and leases, through its subsidiary PCS Health Systems, Inc., a 93,500 square foot mail order facility in Fort Worth, Texas. PCS is in the process of constructing an additional 120,000 square foot mail order facility in Birmingham, Alabama.

     The company leases most of its drugstore facilities under noncancellable operating leases, many of which expire within ten to fifteen years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of the company's leases contain renewal options, some of which involve rent increases. At February 27, 1999, the company had 3,821 retail drugstores.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

   On March 12, 1999, the company announced that its preliminary estimate for fully diluted earnings per share for the fourth quarter would be approximately $0.30 to $0.32 as compared to the then existing First Call analysts' consensus estimates of $0.52 per share. Subsequent to our March 12 announcement, several purported class action lawsuits were commenced against Rite Aid, Martin Grass, Chairman, Chief Executive Officer and a director, Timothy Noonan, President, Chief Operating Officer and a director, Franklin Brown, Vice Chairman and a director, and Frank Bergonzi, Senior Executive Vice President and Chief Financial and Accounting Officer in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in these suits allege that the company failed to make prompt public disclosure of matters mentioned in its March 12 announcement that affected results for the fourth quarter and seek to recover damages on behalf of all purchasers of the company's common stock between December 14, 1998 and March 11, 1999. Some of these plaintiffs also allege that we improperly underpaid suppliers in an effort to artificially inflate our reported earnings. These plaintiffs seek to recover damages on behalf of all purchasers of the company's common stock between December 14, 1998 and March 31, 1999. All of the plaintiffs have asked to be awarded an unspecified amount of damages plus their litigation expenses, including attorney's fees, expert's fees and other costs and disbursements. On April 18, 1999, the court approved a stipulation among counsel that, among other things, provided for consolidation of these suits. The company intends to deny the material allegations in these complaints and to defend these actions vigorously.



     In May 1999, a shareholder filed a complaint in the United States District court for the Eastern District of Pennsylvania derivatively and on behalf of the company against the same officers and directors named in the class action lawsuits and also directors Alex Grass, Philip Neivert, Gerald Tsai, Leonard I. Green and Nancy A. Lieberman. The complaint alleges essentially the same wrongful acts as are alleged in the class action lawsuits and charges the defendants with mismanagement, waste of corporate resources and breach of fiduciary duty. The complaint also alleges that certain of the transactions discussed in the Current Report on Form 8-K filed by the company on February 9, 1999 constituted mismanagement, waste of corporate resources and breach of fiduciary duty. The plaintiffs seek indemnity and contribution on behalf of the company from the individual defendants.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

     A Special Meeting of Stockholders of the company was held on February 22, 1999 to approve an amendment to the company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $1.00, which the company has the authority to issue from 300,000,000 shares to 600,000,000 shares. Total votes cast for the increase of the number of authorized shares were 194,999,124. Total votes against the amendment were 8,426,583, with 537,203 withheld.

          EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

     Pursuant to General Instruction G(3) of Annual Report on Form 10-K, the following is included as an Unnumbered Item in Part I of this Annual Report in lieu of being included in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on June 30, 1999.

     The following is a list of names and ages of all of the executive officers of the company, indicating all positions and offices with the company held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been appointed to serve until the next annual election of officers (to be held on June 30, 1999) and until their successors are appointed, or until their earlier resignation or removal. No person other than those listed below has been chosen to become an executive officer of the company.

                                                                                                                     First
                                                                                                                   Elected
Name                                       Age      Offices and Positions Held                                  an Officer
----                                       ---      --------------------------                                  ----------
Martin L. Grass                             45      Chairman of the Board and Chief Executive Officer                 1980
Timothy J. Noonan                           57      President and Chief Operating Officer                             1973
Franklin C. Brown                           71      Vice Chairman                                                     1969
Frank M. Bergonzi                           53      Senior Executive Vice President and Chief Financial Officer       1977
Beth J. Kaplan                              41      Senior Executive Vice President                                   1996
Elliot S. Gerson                            57      Executive Vice President, General Counsel and Secretary           1995
James P. Mastrian                           56      Executive Vice President                                          1998
William A.K. Titelman                       52      Executive Vice President                                          1998
Gerald P. Cardinale                         48      Senior Vice President                                             1998
Stanley J. Kahn                             46      Senior Vice President                                             1999
Charles R. Kibler                           52      Senior Vice President                                             1987
Roger Lekberg                               51      Senior Vice President                                             1999
Philip D. Markovitz                         58      Senior Vice President                                             1974
Robert R. Souder                            59      Senior Vice President                                             1972
Joseph S. Speaker                           40      Senior Vice President                                             1991
Matthew M. Sweeney                          40      Senior Vice President                                             1998
Kent L. Whiting                             39      Senior Vice President                                             1992
Richard J. Varmecky                         46      Senior Vice President                                             1987
Glenn C. Gershenson                         40      Treasurer                                                         1999

     Each of the executive officers listed above has served the registrant or its subsidiaries in their present executive capacities for the past five years, except for the following individuals:

     Mr. Grass has been Chairman of the Board and Chief Executive Officer of the registrant since March 1995. Previously, Mr. Grass was President and Chief Operating Officer of the registrant for more than five years.

     Mr. Noonan was appointed President and Chief Operating Officer in March 1995. Previously, Mr. Noonan was Executive Vice President of Drugstore Operations for the registrant, a position he held for more than five years.

     Mr. Brown was appointed Vice Chairman in July 1997. Previously, Mr. Brown was Executive Vice President and Chief Legal Counsel since March 1995. Prior to March 1995 Mr. Brown held the position of Senior Vice President and Chief Legal Counsel for the registrant, a position he held for more than five years.

     Mr. Bergonzi was appointed Senior Executive Vice President and Chief Financial Officer of the registrant in January 1999. Previously, Mr. Bergonzi held the position of Executive Vice President and Chief Financial Officer of the registrant since March 1995. Prior to March 1995, Mr. Bergonzi held the position of Senior Vice President of Finance for the registrant, a position he held for more than five years.

     Ms. Kaplan was appointed Senior Executive Vice President of Marketing in January 1999. Previously, Ms. Kaplan held the position of Executive Vice President of Marketing since joining the registrant in September 1996. Prior to joining the registrant, Ms. Kaplan was Vice President of Procter & Gamble Cosmetics and Fragrances, from March 1994 to August 1996, and General Manager, Procter & Gamble, Food and Beverage, from January 1991 to February 1994, both divisions of Procter & Gamble N.A.

     Mr. Gerson was appointed Executive Vice President and General Counsel and Secretary in January 1999. Previously, Mr. Gerson was Senior Vice President, General Counsel and Secretary from July 1997 to January 1999 and Senior Vice President and Assistant Chief Legal Counsel since joining the registrant in November 1995. Prior to joining the registrant, Mr. Gerson was a partner in the law firm of Bolger, Picker, Hankin & Tannenbaum from May 1993 to November 1995.


     Mr. Mastrian joined the registrant in July 1998 as Executive Vice President, Category Management. Previously, Mr. Mastrian was Senior Executive Vice President, Merchandising and Marketing at OfficeMax from June 1997 to June 1998 and Executive Vice President, Marketing at Revco D.S., Inc. from September 1990 to May 1997.

     Mr. Titelman joined the registrant in March 1998 as Executive Vice President of Managed Care and Public Affairs. Previously, Mr. Titelman was a partner and member of the executive committee in the law firm of Klett Lieber Rooney & Schorling for more than five years.

     Mr. Cardinale was appointed Senior Vice President, Category Management in June 1998. Previously, Mr. Cardinale was Vice President, Information Systems Development from March 1996 to May 1998. Prior to this position, Mr. Cardinale was Vice President of Merchandising, a position he held for more than five years.

     Mr. Kahn joined the registrant in January 1999 as Senior Vice President, Vitamin Initiatives. Prior to joining the registrant, Mr. Kahn held the position of Executive Vice President, Sales at Leiner Health Products from April 1997. Previously, he held the position of Senior Vice President, Sales at Leiner Health Products from March 1994 to March 1997.

     Mr. Kibler was appointed Senior Vice President of Drugstore Operations on March 1995. Previously, Mr. Kibler served as Vice President of Drugstore Operations for the registrant for more than five years.

     Mr. Lekberg rejoined the registrant in January 1999 as Senior Vice President, Distribution and Logistics. From July 1998 until rejoining the registrant, Mr. Lekberg was Vice President, Distribution Operations at Toys R Us. Prior thereto, he held the position of Vice President, Distributions and Logistics of the registrant from July 1997 until June 1998, Vice President, Distributions for Golden Books Family Entertainment from October 1994 to June 1997 and Director of Logistics for Johnson and Johnson from January 1984 to September 1994.

     Mr. Speaker was appointed Senior Vice President of Accounting and Administration in April 1999. Previously, Mr. Speaker served as Senior Vice President of Finance and Administration since May 1996 and Vice President and Retail Controller from April 1993 until April 1996.

     Mr. Sweeney was appointed Senior Vice President of Information Services in March 1999. Mr. Sweeney joined the registrant as Vice President of
Information Services Infrastructure in January 1998. Prior to joining the registrant, he was a Senior Manager at IBM since January 1994.

     Mr. Whiting was appointed Senior Vice President, Internet Technology in March 1999. Previously, Mr. Whiting held the position of Senior Vice President of Information Services since April 1996. He rejoined the registrant in February 1996 as Vice President of Strategic Business Solutions. From March 1995 until rejoining the registrant, Mr. Whiting was Vice President of Operations for ADT Data Systems. Prior thereto, he held the positions of Assistant Vice President and Director of Strategic Business Solutions for the registrant since 1988.

     Mr. Varmecky was appointed Senior Vice President, Finance of the registrant in April 1999. Previously, Mr. Varmecky held the positions of Vice President and Treasurer since July 1995 and of Assistant Vice President and Corporate Controller of the registrant, a position he held for more than five years.

     Mr. Gershenson was appointed Treasurer of the registrant in April 1999. Previously, Mr. Gershenson held the position of Assistant Treasurer since January 1994.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   -----------------------------------------------------------------
          MATTERS
          -------

     Rite Aid Corporation's common stock is listed on the New York and Pacific Stock Exchanges with the symbol RAD. On May 10, 1999, there were approximately 78,000 shareholders. Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, together with dividend information are shown below:

--------------------------------------------------------------------------------------------------------------------------
FISCAL                          QUARTER                   HIGH                      LOW                   DIVIDEND
--------------------------------------------------------------------------------------------------------------------------
1999                            First                     36 9/16                   29 3/4                $.1075
                                Second                    45 1/8                    34 5/8                $.1075
                                Third                     49 1/16                   33 9/16               $.1075
                                Fourth                    51 1/8                    39 9/16               $.1150
--------------------------------------------------------------------------------------------------------------------------
1998                            First                     24 11/16                  20 9/16               $.1000
                                Second                    27 3/16                   22 1/2                $.1000
                                Third                     32 31/32                  25 1/32               $.1000
                                Fourth                    34  3/8                   26 5/8                $.1075
--------------------------------------------------------------------------------------------------------------------------

The company offers an automatic dividend reinvestment plan for the convenience of stockholders and employees. For further information, contact:

Harris Trust Company of New York
Dividend Reinvestment Plan
P.O. Box A3309
Chicago, IL 60690-3309
Phone: (312)360-5349
E-mail: pamela.harris-burke@harrisbank.com

The 1999 Annual Meeting of the stockholders of Rite Aid Corporation will be held at the Four Points Sheraton Hotel, 980 Hospitality Way, Aberdeen, Maryland 21001, on June 30, 1999 at 10:00 A.M.

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

The following table presents the ten-year financial review of the Company:

In thousands of dollars except share and per share amounts
------------------------------------------------------------------------------------------------------------------------------

                                                                      February 27, 1999   February 28, 1998   March 1, 1997
                                                                        (52 Weeks) (1)      (52 Weeks) (2)    (52 Weeks) (3)
                                                                                           As  Restated (5)   As Restated (5)
------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Sales                                                                      $ 12,731,900        $ 11,375,105    $  6,970,201
Cost of goods sold, including occupancy costs                                 9,396,432           8,290,888       5,113,047
Selling, general and administrative expenses                                  2,683,829           2,412,088       1,436,994
Interest expense                                                                194,733             159,752          96,473
Provision for videocassette rental department closings                               --                  --              --
Store closing and other charges, net                                            257,336                  --          62,562
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                           199,570             512,377         261,125
Income taxes                                                                     55,884             206,507          99,228
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                               143,686             305,870         161,897
Income (loss) from discontinued operations, net of income taxes                      --                  --              --
Extraordinary loss, net of taxes                                                     --                  --         (45,157)
Net income                                                                 $    143,686        $    305,870    $    116,740
------------------------------------------------------------------------------------------------------------------------------
Per Share of Common Stock*
Basic earnings per share:
      Income from continuing operations                                    $       0.55        $       1.22    $       0.87
      Net income                                                           $       0.55        $       1.22    $       0.63
Diluted earnings per share:
      Income from continuing operations                                    $       0.54        $       1.18    $       0.86
      Net income                                                           $       0.54        $       1.18    $       0.63
Dividends per share                                                        $      .4375        $      .4075    $      .3775
Book value, based on shares outstanding at year end                        $      11.41        $      11.26    $      10.14
------------------------------------------------------------------------------------------------------------------------------
Year-End Financial Position
Working capital                                                            $    111,873        $  1,601,969    $  1,600,057
Current ratio                                                                    1.03:1              1.92:1          2.37:1
Property, plant and equipment (net)                                        $  2,868,053        $  2,157,797    $  1,905,888
Long-term debt                                                             $  3,304,240        $  2,551,418    $  2,415,652
Total assets                                                               $ 10,421,741        $  7,612,266    $  6,416,981
Stockholders' equity                                                       $  2,953,732        $  2,907,262    $  2,490,048
------------------------------------------------------------------------------------------------------------------------------
Other Data*
Basic weighted average shares                                               258,499,000         250,638,000     184,422,000
Diluted weighted average shares                                             263,354,000         271,634,000     198,758,000
Number of retail drugstores                                                       3,821               3,975           3,623
Number of employees                                                              89,900              83,000          73,000
------------------------------------------------------------------------------------------------------------------------------
Supplementary Data*
Results Prepared on a FIFO basis:
Income from continuing operations                                          $    158,234        $    318,374    $    171,872
      Basic earnings per share                                             $       0.61        $       1.27    $       0.93
      Diluted earnings per share                                           $       0.60        $       1.23    $       0.91
Net income                                                                 $    158,234        $    318,374    $    126,715
      Basic earnings per share                                             $       0.61        $       1.27    $       0.69
      Diluted earnings per share                                           $       0.60        $       1.23    $       0.68
------------------------------------------------------------------------------------------------------------------------------

*  Adjusted to reflect the two-for-one stock split on February 2, 1998.


(1) Includes the results of operations for 5 weeks from PCS, as well as 52 weeks from the former K&B and Harco stores.

(2) Includes the results of operations for 52 weeks from the former Thrifty stores, as well as 26 weeks from the former K&B and Harco stores.

(3) Includes the results of operations for approximately 11 weeks from the former Thrifty stores.
(4) Includes the results of operations for 52 weeks from the former Perry Drug Stores, Inc. compared to 5 weeks in fiscal 1995.

(5) See Note 2 to the Consolidated Financial Statements for a description of the adjustments resulting from the restatements.

-----------------------------------------------------------------------------------------------------------------
  March 2, 1996    March 4, 1995   Feb. 26, 1994   Feb. 27, 1993   Feb. 29, 1992   March 2, 1991   March 3, 1990
 (52 Weeks) (4)     (53 Weeks)       (52 Weeks)      (52 Weeks)      (52 Weeks)      (52 Weeks)      (52 Weeks)
-----------------------------------------------------------------------------------------------------------------
$  5,446,017       $  4,533,851    $  4,058,711    $  3,833,591    $  3,530,560    $  3,259,766    $  3,011,250
   4,017,351          3,327,920       2,970,025       2,804,787       2,564,751       2,350,873       2,165,097
   1,104,123            932,167         865,137         798,848         741,144         696,401         646,540
      68,341             42,300          28,683          29,387          37,463          49,484          51,933
          --                 --              --              --              --              --          22,000
          --                 --         149,196              --              --              --              --
-----------------------------------------------------------------------------------------------------------------
     256,202            231,464          45,670         200,569         187,202         163,008         125,680
      97,255             90,178          19,462          76,819          72,261          62,879          48,764
-----------------------------------------------------------------------------------------------------------------
     158,947            141,286          26,208         123,750         114,941         100,129          76,916
          --                 --         (16,920)          8,646           9,075           7,171          25,142
          --                 --              --              --              --              --              --
-----------------------------------------------------------------------------------------------------------------
$    158,947       $    141,286    $      9,288    $    132,396    $    124,016    $    107,300    $    102,058
-----------------------------------------------------------------------------------------------------------------

$       0.95       $       0.83    $       0.15    $       0.70    $       0.66    $       0.60    $       0.46
$       0.95       $       0.83    $       0.05    $       0.75    $       0.71    $       0.65    $       0.62

$       0.92       $       0.81    $       0.15    $       0.69    $       0.65    $       0.60    $       0.46
$       0.92       $       0.81    $       0.05    $       0.73    $       0.70    $       0.65    $       0.61
$      .3475       $      .3100    $      .3000    $      .2813    $      .2563    $      .2313    $      .2100
$       6.58       $       6.01    $       5.55    $       5.88    $       5.41    $       4.66    $       4.25
---------------------------------------------------------------------------------------------------------------

$    835,049       $    795,995    $    763,216    $    811,645    $    723,195    $    707,451    $    633,326
      2.33:1             2.38:1          3.11:1          4.03:1          3.49:1          3.98:1          3.93:1
$    979,549       $    778,479    $    638,694    $    551,392    $    502,728    $    493,947    $    475,548
$    994,321       $    805,984    $    613,418    $    489,220    $    427,503    $    585,434    $    542,051
$  2,841,995       $  2,472,607    $  1,989,070    $  1,858,506    $  1,734,479    $  1,666,958    $  1,539,311
$  1,103,619       $  1,011,812    $    954,714    $  1,035,643    $    950,575    $    773,948    $    704,413
---------------------------------------------------------------------------------------------------------------

 167,616,000        169,542,000     175,944,000     175,866,000     173,834,000     165,992,000     165,916,000
 182,112,000        182,916,000     176,224,000     189,548,000     182,008,000     165,992,000     166,032,000
       2,759              2,829           2,690           2,573           2,452           2,420           2,352
      35,700             36,700          28,550          27,750          27,607          27,290          26,935
---------------------------------------------------------------------------------------------------------------

$    170,099       $    150,663    $     32,864    $    134,335    $    125,228    $    111,290    $     86,504
$       1.01       $       0.89    $       0.19    $       0.76    $       0.72    $       0.67    $       0.52
$       0.98       $       0.86    $       0.19    $       0.74    $       0.71    $       0.67    $       0.52
$    170,099       $    150,663    $     15,944    $    142,981    $    134,303    $    118,461    $    111,646
$       1.01       $       0.89    $       0.09    $       0.81    $       0.77    $       0.71    $       0.67
$       0.98       $       0.86    $       0.09    $       0.79    $       0.76    $       0.71    $       0.67
---------------------------------------------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------   -----------------------------------------------------------------
          FINANCIAL CONDITION
          -------------------

Results of Operations

Restatement:  Management's Discussion and Analysis Results of Operations and
              Financial Conditions

The accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition for the years ended February 28, 1998 and March 1, 1997 set forth herein reflect adjustments recorded to previously reported results of operations for fiscal 1998 and 1997. See Notes 2 and 18 to the Consolidated Financial Statements for a discussion of these adjustments.

Sales:

Sales for the fiscal year ended February 27, 1999, totaled $12.7 billion, an increase of $1.4 billion or 11.9% higher than last year. Included in fiscal 1999 are sales of approximately $90.2 million generated by PCS which was acquired on January 22, 1999. Additionally, sales of $779.0 million are included for the acquired Harco, Inc. (Harco) and K&B, Incorporated (K&B) stores representing revenues from these stores for the entire fiscal year, compared to sales of $458.2 million in the prior year, representing revenues from these stores from their August 27, 1997 acquisition date. Total sales in 1998 as compared to 1997 benefited from a full year's inclusion of sales from the acquired Thrifty Payless Holdings, Inc. (Thrifty) stores, whereas 1997 included only 11 weeks of sales. Additionally, 26 weeks of sales were included for the Harco and K&B stores. Same-store sales increases also contributed to the growth in sales. Sales in 1997 benefited from the 11 weeks of sales from the Thrifty stores, as well as same-store sales growth.

For 1999, prescription revenues led sales growth with same-store sales increases of 14.9%. Front-end sales, which include all non-prescription sales such as seasonal merchandise, convenience items and foods and other non-prescription sales also increased, with same-store sales increases of 0.6%. Overall same-store sales grew 7.8%. For fiscal years 1998 and 1997, sales were $11.4 billion and $7.0 billion, respectively, representing increases of 63.2% and 28.0% over the year-earlier periods.

Costs and Expenses:

Cost of goods sold including occupancy costs were 73.8% of sales for the current year compared to 72.9% for fiscal 1998 and 73.4% for fiscal 1997. Gross margins declined from a year ago as a result of increased liquidation costs relating to the registrant's strategic exit plan, as well as additional costs to liquidate inventories as a result of a modified merchandising strategy, designed to reduce the selection of certain seasonal categories, implemented in the fourth quarter of 1999. In addition, approximately $25.5 million of the total pre-tax charge for the closing of 379 stores and other charges was recorded as cost of goods sold, which principally related to incremental inventory liquidation costs and included the use of liquidators. Also negatively impacting gross margins was the trend of rising third party prescription sales coupled with decreasing margins on third party reimbursed prescription sales. Third party prescription sales typically have lower gross margins than other prescription sales because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Pharmacy sales were 54.2%, 50.1% and 54.0% of total drugstore sales and the ratios of third party sales to total pharmacy sales were 85.4%, 83.4% and 79.9% for fiscal years 1999, 1998 and 1997, respectively. These effects were partially offset by front-end gross margin improvements. Also positively impacting gross margins was improvement in front-end shrinkage expense, which is a component of cost of goods sold. For the current year, front-end shrinkage was approximately $42.8 million or 0.34% of sales compared to $53.7 million or 0.47% of sales in 1998 and $24.3 million or 0.35% of sales in 1997. Margins in fiscal 1998 and 1997 compared favorably to the previous years due to improved front-end margins on certain categories and Thrifty's greater proportion of non-pharmacy merchandise sales.

The company's weighted average internal inflation indexes were 1.4% for fiscal 1999, 1.3% for fiscal 1998 and 1.6% for fiscal 1997, resulting in LIFO (last in, first out) inventory charges of $23.8 million, $20.9 million and $16.0 million, respectively.

Selling, general and administrative expenses, excluding goodwill amortization expenses and store closing and other charges, expressed as a percentage of sales, were 20.7%, 20.9% and 20.5% for fiscal 1999, 1998 and 1997, respectively. In 1998, higher operating costs contributed by the Thrifty stores is the main reason for the period-to-period increase in the operating expense to sales ratio in 1998 and expenses associated with acquisition integration activities.

Goodwill amortization expense increased during 1999 as compared to 1998 and 1997 due to the amortization of goodwill recorded in connection with the company's recent acquisitions, including PCS in fiscal 1999, Harco and K&B in 1998 and Thrifty in 1997. Fiscal 1999 amortization expense was higher compared to 1998 due to 5 weeks of amortization expense from PCS goodwill, as well as a full year's amortization of goodwill recorded in connection with the Harco and K&B acquisitions compared to only 26 weeks in fiscal 1998. Fiscal 1998 was higher as compared to 1997 due to a full year's amortization of goodwill recorded in connection with Thrifty, compared to only 11 weeks in fiscal 1997, as well as 26 weeks of goodwill amortization from the Harco and K&B acquisitions.

As discussed in Note 3 to the Consolidated Financial Statements, the Company acquired PCS on January 22, 1999. Immediately following the purchase, the company's balance sheet included "goodwill" amounting to approximately 30% of total assets and 105% of stockholders' equity. Approximately 52% or $1.6 billion of this goodwill resulted from the acquisition of PCS. The company has determined that the useful life of goodwill recorded with the PCS acquisition is no less than 40 years, and accordingly, that goodwill is being amortized over a 40 year period. There is risk that this determination will prove to have been incorrect and the company will be amortizing this goodwill over too long a period. If this occurs, the company's earnings this year, and in the years following will have been overstated, and, in later years, the company will be burdened with a continuing charge to earnings without a corresponding benefit to income. If management determines in a later year that the company is no longer receiving the benefit of this goodwill, the company may have to write off the remaining goodwill in that year, resulting in a reduction in earnings for that fiscal year. The company reviewed the anticipated cash flows and other factors when considering the cost the company was willing to incur to purchase PCS and concluded that anticipated future cash flows associated with the intangible assets acquired would continue indefinitely. Additionally, management has found no persuasive evidence that any material portion of these intangible assets will be depleted in less than 40 years, however, no assurance can be given that this determination will prove to be correct.

Interest expense was $194.7 million in 1999, $159.8 million in 1998 and $96.5 million in 1997. Increases in interest expense are mainly due to higher levels of indebtedness throughout each year. The level of the company's indebtedness has increased each of the last three years, primarily to supplement cash flows from operating activities to fund capital expenditures as well as acquisitions. Also, in fiscal 1998 and 1997, higher indebtedness resulted from increases in inventories at new and remodeled stores, which stock more inventory than the older bantam East Coast stores. Interest expense for 1999 includes borrowings on outstanding commercial paper issued to complete the acquisition of PCS on January 22, 1999. Additionally, fiscal 1999 included interest expense on borrowings related to the Harco and K&B acquisitions for the full year compared to only 6 months in 1998, as well as additional borrowings related to the company's store relocation and expansion program. Interest expense for 1998 compared to 1997 reflects the full year impact of debt attributed to the 1997 Thrifty acquisition as well as borrowings associated with the Harco and K&B acquisitions for approximately 26 weeks and slightly higher borrowing costs. During the fourth quarter of 1997, the company increased borrowings to refinance debt assumed with the Thrifty acquisition and fund expenses associated with that merger. The annual weighted average interest rates on the company's commercial paper were 5.5%, 5.7% and 5.5% for fiscal years 1999, 1998 and 1997, respectively.

When the company purchased PCS, it intended to finance substantially all of the cost of the acquisition with equity and equity-linked securities, to replace the commercial paper financing used to complete the acquisition. On March 12, 1999, the company announced that the preliminary estimate for fully diluted earnings per share for the fourth quarter would be $0.30 to $0.32 per share as compared to the then existing First Call analysts' consensus estimates of $0.52 per share. This announcement resulted in a substantial decline in the market price of the company's common stock, which has created uncertainty concerning the intended financing of the PCS acquisition with equity and equity-linked securities. The company plans to issue approximately $700 million of mandatory convertible preferred stock and $800 million of a 2-year note in the second quarter of fiscal 2000 to replace the commercial paper used to finance the PCS acquisition. Borrowings for fiscal 2000 will be higher than initially forecasted, which, in the near term, will likely result in higher interest expense.

Store Closing and Other Charges:











During 1999, the company recorded pre-tax charges, of $289,700,000 for the closing of 379 stores and other charges for its retail drug segment. These charges principally related to a strategic exit plan that included vacating certain markets, closing bantam East Coast stores and consolidating certain other store locations. The components of the pre-tax charges where comprised of the following: i) $25,500,000 relating to certain incremental costs associated with the disposal of inventory, including the use of liquidators, which are included as a component of cost of goods sold; (ii) $144,800,000 for the present value of noncancellable lease payments and related contractual obligations, net of estimates for sublease income; (iii) $94,200,000 for impairment losses associated with land, buildings, fixtures, leasehold improvements, prescription files, lease acquisition costs and goodwill; and (iv) $25,200,000 for noncancellable lease obligations and ancillary costs of stores closed at the beginning of the fiscal year that were were identified in conjunction with the assessment of store closing obligations for the strategic exit plan during the current fiscal year.

During the third quarter of 1999, the company reevaluated certain planned store closings and made the determination to keep certain of those stores open. The liability associated with the stores designated to remain open was approximately $7,300,000.

During the fourth quarter of fiscal 1999, the accrued liability for the 1999 exit plan was reduced by $27.5 million as a result of favorable store lease terminations and closing costs. The company also reduced this accrued liability by $21.9 million as a result of revisions to the 1999 store exit plan assumptions based on favorable store lease termination experience. Revenues generated by the 379 stores were $310,070,000 for the fiscal year ended February 27, 1999 compared to $654,317,000 in fiscal 1998. For fiscal 1999, these stores had operating income of $335,000 compared to operating income of $5,527,000 last year.

At February 27, 1998, the company's accrued liabilities relating to previously closed stores approximately $76.9 million. During the fourth quarter of 1999, the company recorded additional store closing expenses of $42.8 million to increase the accrued liability related to closed stores not included in the 1999 exit plan, due to additional store closings and a reassessment of assumptions used to develop this liability. The remaining accrued liability for noncancellable lease payments and related contractual obligations was $67,612,000 as of February 27, 1999.

During fiscal 1997, the company recorded nonrecurring and other charges of $62,562,000 pretax, for expenses related to: (i) the attempted acquisition of Revco D.S., (ii) an exit plan to realign certain merchandise distribution facilities, (iii) the integration of Thrifty drugstores and (iv) other charges.






In addition, the company accrued $49.8 million relating to closing additional stores not included in the strategic exit plan and to increase the accrual related to stores closed prior to fiscal 1999.

The remaining accrued liability for noncancellable lease payments and related contractual obligations relating to the 1999 strategic exit plan, net of estimated sublease income, was $69.1 million as of February 27, 1999. Revenues generated by the 379 stores were $310.1 million for the fiscal year ended February 27, 1999 compared to $654.3 million in fiscal 1998. For fiscal 1999, these stores had operating income of $.3 million compared to operating income of $5.5 million last year.

The remaining accrued liability for noncancellable lease payments and related contractual obligations related to the company's other 527 closed stores, net of estimated sublease income, was $67.6 million as of Febuary 27, 1999.

During fiscal 1997, the company recorded nonrecurring and other charges of $62.6 million pretax, for expenses related to: (i) the attempted acquisition of Revco D.S., (ii) an exit plan to realign certain merchandise distribution facilities, (iii) the integration of Thrifty drugstores and (iv) other charges.

The company recorded expenses of approximately $16.1 million associated with costs for the attempted acquisition of Revco consisting of fees paid for investment banking, consulting, legal, accounting and financial printing services as well as the cost of regulatory fees. Included were other costs incurred related to preparing for the integration of Revco with the company.

The company recorded expenses of $9.9 million associated with its plan to close and sell three of its distribution facilities as a result of vacating certain southeastern markets and streamlining its merchandise distribution. The charge consisted of $6.0 million for impairment of these facilities and liabilities of $3.9 million for employee termination benefits. The distribution centers identified in the plan were located in Winnsboro, South Carolina; Shiremanstown, Pennsylvania and Melbourne, Florida and had carrying values of $9.8 million, $2.5 million and $5.2 million, respectively.

In October 1996, the company signed a definitive contract to sell all of its 189 drugstores in North and South Carolina to J.C. Penney Company, Inc. (Penney). Subsequently, Penney contracted to purchase Eckerd Corporation (Eckerd), a chain of 1,748 drugstores. In order to proceed with the Eckerd purchase, Penney agreed with the Federal Trade Commission (FTC), not to take possession of 126 of the company's stores. In February 1997, the company agreed to an amendment to its contract with Penney whereby Penney paid the company the contracted purchase price for the stores. The amendment required the company to operate the stores until Penney could find another buyer. Penney arranged for another drugstore chain to begin taking possession of the stores on May 23, 1997. Transfer of the stores was completed by July 1, 1997, at which time the South Carolina distribution center ceased operations.

In February 1997 after the North and South Carolina stores were sold, the company recorded a charge of $.5 million to provide termination benefits for the South Carolina distribution center's 168 employees. Termination benefits were paid in fiscal year 1998 and amounted to $.4 million. The remaining unused liability balance for the termination benefits was recorded as a reduction of selling, general and administrative (S,G&A) expenses on the statement of income in the fourth quarter of fiscal 1998. Also, in February 1997, an impairment charge of $3.3 million was recorded to the carrying value of the South Carolina distribution center and depreciation expense was suspended. The suspended depreciation expense totaled $.1 million for fiscal 1997 and $.7 million for fiscal 1998. The facility was sold in the fourth quarter of fiscal 1998 and resulted in a gain of $.1 million. The gain was recorded as a reduction of S,G&A on the statement of income.


In the fourth quarter of fiscal year 1997, the company committed to the construction of a new distribution center near Baltimore, Maryland. The new distribution center was scheduled to be completed in August 1998 and would replace the existing distribution facility in Pennsylvania. The Pennsylvania distribution center was scheduled to close and all of its 734 employees would be terminated in October 1998 when the Maryland facility would be fully operational. As a result of this exit plan, a liability of $3.4 million for termination benefits was recorded in the fourth quarter of 1997. The termination benefits were determined through negotiations with the union representative. The benefits were based on years of service and included payment of health insurance coverage for several months after the termination date. In order to receive the termination benefits, the employees were required to work until they received a termination notice from the company. As a result of subsequent negotiations with union representatives, an additional liability of $4.0 million for termination benefits was recorded in fiscal 1998. The facility was closed in March 1999, and the Company expects that the majority of payments related to the liability will be made in the first quarter of fiscal 2000.

The Florida distribution center closed in August 1995 and costs were expensed as incurred. In the fourth quarter of fiscal 1997, the company recorded an impairment charge of $2.8 million for the facility and depreciation expense was suspended. The amount of suspended depreciation expense was $.4 million for fiscal year 1997 and $.3 million for fiscal year 1998. In the fourth quarter of fiscal year 1998, the Florida facility was sold for a gain of $.3 million and was recorded as a reduction of S,G&A expenses on the statement of income.

During the second quarter of fiscal 1998, the company closed its distribution center in Ontario, California and terminated all of its 177 employees. The costs associated with closing the California facility including termination benefit payments of approximately $.4 million were expensed as they were incurred during fiscal 1998. The termination benefits were determined through negotiations with the union representatives and were largely based on years of service and included some health insurance benefits. The facility was sold in the second quarter of fiscal 1998 for its adjusted carrying value of approximately $11.4 million.

The costs related to the integration of Thrifty stores consisted of the following: (i) personnel and travel costs of $6.0 million to train and assist the Thrifty associates in the operation of Rite Aid's systems and procedures;
(ii) personnel, travel and other costs of $2.3 million associated with the merchandise file alignment and conversion related to remerchandising the Thrifty stores to the company's product mix and developing planograms to be able to reset the Thrifty stores to the company's format; (iii) duplicate equipment costs of $2.1 million associated with the acquired equipment located at the Thrifty stores; and (iv) costs of $2.9 million for removal and repairs of the duplicate equipment located at the Thrifty stores. The above integration costs were expensed as incurred during fiscal year 1997.

The other charges that related to Thrifty totaled $23.3 million and consisted mainly of contract settlement costs to vendors of greeting cards, merchandise security tags, photo finishing and discontinued merchandise lines. Contract terminations resulted in a cash payment of $2.9 million in fiscal 1997 and a $1.0 million non-cash charge recorded to the accrual in fiscal 1998. In addition, an accrual adjustment of $12.5 million was recorded as a reduction of selling, general and administrative expenses on the statement of income in fiscal 1998 as a result of certain contract terminations that resulted in favorable resolution to the company. The remaining liabilities at February 27, 1999 are for contract terminations. The amounts payable related to these terminations are in dispute, however, the company's counsel believes that there is no reasonable possibility that the losses resulting from these claims will exceed the amounts accrued.

The following table reconciles the liability balances for the years ended February 27, 1999, February 28, 1998 and March 1, 1997:

-----------------------------------------------------------------------------------------------------------------------
In thousands of
 dollars                                              1997(1)                                         1998 (1)   1999
-----------------------------------------------------------------------------------------------------------------------
                          Non-                                                     Non-
                       recurring             Non-     Year               Non-      Cash    Additions    Year    Year
                       and other    Cash     Cash      End      Cash     Cash     Adjust-    to          End     End
                        Charges   Expenses  Charges  Accrual  Expenses  Charges  ments (2)  Accrual    Accrual Accrual
----------------------------------------------------------------------------------------------------------------------
Attempted Revco
Acquisition              $16,057   $16,057   $    -  $     -    $    -   $    -   $     -    $     -   $     -$     -

Distribution Center
Closings:
  Impairment               6,055         -    6,055        -         -        -         -          -         -      -
  Termination
   Benefits                3,875         -        -    3,875       422        -        28      4,000     7,425   7,425


Thrifty Payless
 Integration:
    Training               5,992     5,992        -        -         -        -         -          -         -       -
    Remerchandising
     and Resetting         2,325     2,325        -        -         -        -         -          -         -       -

    Duplicate              4,983     4,983        -        -         -        -         -          -         -       -
     equipment

Contract Settlement       23,275     2,868        -   20,407         -    1,000    12,500          -     6,907   6,907
                         $62,562   $32,225   $6,055  $24,282    $  422   $1,000   $12,528    $ 4,000   $14,332 $14,332
----------------------------------------------------------------------------------------------------------------------

(1) See Note 2 to the Consolidated Financial Statements
(2) Non-cash adjustments to these liabilities reduced selling, general and administrative expenses during fiscal 1998

Income Taxes:

The effective income tax rate was 28.0% for fiscal 1999, 40.3% for fiscal 1998 and 38.0% for fiscal 1997. The decrease in the effective tax rate for 1999 was primarily the result of the reversal of tax liabilities determined to no longer be required and lower state income taxes, offset by increases in intangible amortization expenses associated with recent acquisitions that are included in the determination of net income, but are not deductible for income tax purposes. The increase in the effective tax rate for 1998 compared to 1997 was largely due to increases in intangible amortization expenses. The company anticipates that the effective tax rate for fiscal 2000 will increase substantially as a result of having a full year of intangible amortization expenses associated with the PCS acquisition compared to 5 weeks in 1999.

Income Before Extraordinary Loss:

Income before extraordinary loss declined to $143.7 million for fiscal year 1999, compared to $305.9 million in 1998 and $161.9 million in 1997. Adversely impacting 1999 were store closing and other charges of $257.3 million. In addition, several other factors which had a negative impact on 1999 results were as follows: i) higher than anticipated costs and expenses associated with store openings and relocations; ii) the acquisition of PCS five weeks earlier than planned which did not allow sufficient time for the company to realize benefits from synergies; iii) start-up software problems at the company's new distribution center in Perryman, MD which delayed the closing of the older Shiremanstown, PA distribution center for 11 weeks; and iv) a revised merchandising strategy designed to reduce the selection of certain seasonal categories resulted in increased markdowns during the fourth quarter. In addition, higher interest costs and intangible amortization expenses and declining gross margins negatively impacted 1999. For fiscal 1998, income before extraordinary loss rose to $305.9 million compared to $161.9 million in 1997. Results for 1998 advanced because of same-store sales increases and improved gross margins despite proportionally higher operating expenses, interest expense and effective income tax rate. Adversely impacting 1997 were nonrecurring and other charges, decreases in pharmacy gross profit margins and increased interest expense.

Extraordinary Loss:

For the year ended March 1, 1997, early extinguishment of certain Thrifty indebtedness resulted in an extraordinary loss of $45.1 million, net of taxes. The extraordinary loss consisted primarily of premiums associated with the tender offer for 12 1/4% senior subordinated notes and write-off of the related debt discount, unamortized debt issuance costs and other costs associated with completing the tender offer.

Net Income:

Net income was $143.7 million, $305.9 million and $116.7 million for fiscal years 1999, 1998 and 1997, respectively. Store closing and other charges adversely impacted 1999 results. Nonrecurring charges and extraordinary losses on early debt extinguishment adversely impacted net income in 1997.

1999 Fourth Quarter Results and Restatement of Prior Quarters:

A number of items significantly impacted the operating results of the fourth quarter including:

The large number of new stores (79), relocated stores (127) and store closings
(210) resulted in increased operating expenses and reduced gross profit margins. Besides the costs associated with opening a store and the initial losses from the operations of new stores, the closing of a store location usually results in an accrual for the future costs associated with the lease liability. During the year, the company recorded a charge in the second quarter to exit 379 stores. In addition to the stores included in that charge the company also closed stores in connection with the relocation of stores and closing of stores not included in the exit plan. During the fourth quarter the company charged $49 million to operations for stores closed in the quarter that were not part of the 1999 strategic exit plan, as well as a reassessment of assumptions used to develop these costs.

The company increased the level of advertising in the fourth quarter to support the large store-opening program; the cost of this increased advertising increased operating costs by $10.6 million during the period. The large number of store closings and relocations in a short period of time resulted in losses on liquidating these inventories significantly above the company's expectations and consequently reduced the gross profit margin in the quarter. Also contributing to the decline in gross profit margin for the quarter was the company's decision to reduce the selection in certain seasonal categories primarily in the eastern and southern stores with an increased level of markdowns.

The new distribution center in Perryman, Maryland developed start-up software problems and was delayed in opening, resulting in the need to continue operating the Shiremanstown, Pennsylvania facility during the quarter. The Shiremanstown facility closed in March 1999, but the incremental cost of operating both facilities added at least $16 million to costs during the period.

The company has made certain adjustments in the fourth quarter of fiscal 1999 that resulted in the restatement of its results of operation for the prior three-quarters of fiscal 1999. These adjustments include changes in estimates, expensing costs previously capitalized and the reclassification of certain expenses from acquisition costs to current operations costs.


Fourth quarter adjustments that significantly impact the company's operating results in fiscal 1999 include the following items: reversal of capitalized project costs related to store planning, development, construction and other costs of $19.5 million; additional provision for closed store accruals of $49.8 million; change in estimate for unprocessed advertising and purchase term discounts of $11.4 million; certain other charges of $15.8 million; income of ($35.0) million from the settlement of two lawsuits; adjustments to the current year exit plan for favorable store lease terminations and closing costs of ($27.5) million; revision made to the store exit plan assumptions based on actual store lease termination experience of ($21.9) million; and, the reversal of tax liabilities no longer required of ($21.0) million.
Liquidity and Capital Resources

Cash provided by operating activities was $94.9 million, $683.3 million and $254.3 million for fiscal years 1999, 1998 and 1997, respectively. Cash provided by operating activities during the current year was adversely impacted by approximately $204.9 million of cash used by PCS operations since its acquisition date. In addition, operating cash flows were negatively impacted by increased store opening and relocation expenses, particularly in the fourth quarter, as well as reduced operating margins resulting from the liquidation of inventory at the closed stores and the revised merchandising strategy implemented during the fourth quarter. The company's strategic store closing program will also have a negative effect on future cash flows for lease obligations associated with closed store locations. The company has an accrual of approximately $ 136.7 million as of February 27, 1999 for lease obligations for closed stores and currently expects to fund $39.9 million of this obligation in fiscal 2000.


An accounts receivable securitization program provided additional cash of approximately $32.3 million during fiscal 1999. Total proceeds from the sale of the company's accounts receivable at February 27, 1999 were $291.5 million compared to $259.2 million at February 28, 1998. In addition, a reduction in inventory provided cash of approximately $152.2 million during the current year. Offsetting cash provided from operating activities during 1999 were decreases in accounts payable and other current assets and liabilities. During 1998 and 1997, amounts offsetting operating cash flows were increased inventories for new and remodeled stores and cash expenditures to settle liabilities associated with the Thrifty, Harco and K&B acquisitions. Overall, fiscal 1998 cash provided by operating activities increased over 1997 as a result of improved operating margins and better working capital utilization. Also, adversely impacting cash provided from operating activities in 1997 were increases in third party accounts receivable.

Net working capital was $111.9 million at February 27, 1999, compared to $1.6 billion at February 28, 1998 and March 1, 1997. The current ratios were 1.0:1, 1.9:1 and 2.4:1, respectively. At February 27, 1999, commercial paper borrowings of $1.5 billion used to finance the PCS acquisition were classified as current as the agreement supporting these borrowings expires in October 1999. The company plans to refinance the outstanding commercial paper issued in the acquisition with $700 million of mandatory convertible preferred stock and $800 million of a 2-year note in the second quarter of fiscal 2000. The Company cautions that there can be no assurances that the Company will be successful in completing these transactions.

Typically, cash provided by operations is adequate to supply working capital, provide cash for dividend payments and contribute to investing activities. External sources of cash are used mainly to help finance the purchase of businesses and to fund other large cash requirements, including the company's capital investments in its store relocation and expansion program. The company issues commercial paper rated A-2 by Standard & Poors and P-2 by Moody's, supported by unused credit commitments, to supplement cash generated by operations. Outstanding commercial paper of the company amounted to $1,783.1 million at February 27, 1999, $400.0 million at February 28, 1998 and $701.5 million at March 1, 1997. The increase in commercial paper in 1999 was due to the acquisition of PCS late in the year, which accounted for approximately $1,500 million of the total outstanding commercial paper at the end of the year. Offsetting the increase were net proceeds received from the issuance of $700 million in long-term debt in December 1998 and net proceeds from the issuance of $200 million dealer remarketable securities in September 1998. Reductions in commercial paper during 1998 were achieved through the issuance of $650 million, 5.25% convertible subordinated notes in the third quarter of fiscal 1998. Supplementing liquidity in 1999 and 1998 were proceeds of approximately $526.9 million and $329.8 million, respectively, received from sale and leaseback transactions completed in each respective year. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

On December 15, 1998, the company completed the sale of securities aggregating $700 million. The sale of securities included $200 million, 5.50% notes due December 15, 2000; $200 million, 6.00%
notes due December 15, 2005; $150 million, 6.125% notes due December 15, 2008; and $150 million, 6.875% debentures due December 15, 2028. Interest is payable semi-annually on December 15 and June 15. Financing costs for each issue are being amortized over the period until the maturity date. Net proceeds from the sale of securities were used to repay commercial paper previously issued by the company.

On September 22, 1998, the company issued $200 million of dealer remarketable securities ("Drs.") due October 1, 2013. The Drs. bear interest at a rate of 6.00% from September 22, 1998 until October 1, 2003 (the remarketing date). Interest is payable semi-annually on April 1 and October 1 of each year commencing April 1, 1999. Finance costs are being amortized over the period until the remarketing date. If the remarketing dealer elects to remarket the Drs., the Drs. will be subject to mandatory tender on the remarketing date. If the remarketing dealer elects not to remarket the Drs., or for any reason does not purchase all the Drs. on the remarketing Date, the company will be required to purchase on the remarketing date any Drs. that have not been purchased by the remarketing dealer. Net proceeds from the sale of securities were used to repay commercial paper previously issued by the company.

On September 10, 1997, the company completed the sale of $650 million, 5.25% convertible subordinated notes due September 15, 2002. The notes are convertible into shares of the company's common stock at any time on or after the 90th day following the last issuance of notes and prior to the close of business on the maturity date, unless previously redeemed or repurchased. The conversion price is $36.1376 per share (equivalent to a conversion rate of 27.672 shares per $1,000 principal amount of notes), subject to adjustment in certain events. Interest on the notes is payable semiannually on March 15 and September 15 of each year. The notes may be redeemed at the option of the company on or after September 15, 2000, in whole or in part. The proceeds from the sale of the notes were used to refinance and repay commercial paper previously issued by the company.

On October 15, 1997, the company completed redemption of outstanding 6.75% zero coupon convertible subordinated notes. Most holders of the 6.75% zero coupon convertible subordinated notes exercised conversion rights prior to the October 15, 1997 redemption date, resulting in issuance of approximately 11.8 million shares of common stock.

On December 20, 1996, the company issued $1 billion in debt securities, consisting of $350 million, 6.70% notes due December 15, 2001; $350 million, 7.125% notes due January 15, 2007 and $300 million, 7.70% debentures due February 15, 2027. The net proceeds from these securities were used to repay commercial paper initially issued by the company in connection with the Thrifty merger and to refinance other commercial paper borrowings previously issued by the company.

Management believes that the company will continue to be able to borrow as needed to finance its operations.

Total debt, including capital lease obligations, rose to 61.8% of total capitalization at fiscal year end 1999, compared to 47.1% in 1998 and 49.7% in 1997. During 1999, the company added additional debt to complete the acquisition of PCS, as well as to fund the company's store relocation and expansion program.

Year 2000

The company began in 1996, a comprehensive project to convert the company's information technology ("IT") and non-information technology ("non-IT") systems to be Year 2000 (Y2K) date compliant. The Y2K issue creates risk to the company from unforeseen problems in its own computer systems and from that of the systems of other companies and governmental agencies on which the company's operations rely. The company has developed a Y2K remediation plan to assess the compliance of our IT and non-IT systems, as well as consideration of the remediation efforts of key customers, vendors, suppliers, financial institutions and governmental agencies (collectively referred to as "business partners") to identify the nature and potential impact of issues presented by the Y2K problem on operating activities. The remediation process includes creating an inventory of systems subject to the Y2K problem and assessing the scope of the problem as it relates to those systems; remediating Y2K problems; testing the systems following remediation; and using the systems for a period of time following remediation. To date, the company has completed the initial assessment phase of all our IT systems, giving highest priority to those systems that are considered critical to the company's operations. Of these systems, approximately 45% have infrastructure. The company is currently in various stages of assessment and research, as well as actively following developed business plans to remediate certain systems, and 60% of the non-IT systems have been determined compliant or have been updated so that they are compliant. The remaining 40% have either been determined non-compliant or have not been assessed. As the assessment and research phase is completed, non-compliant systems will either be replaced or repaired as applicable. Currently, the company anticipates that all non-IT systems will be compliant by June of 1999.

The company is also assessing the potential risks associated with key business partners and their own Y2K compliance programs through continuing communications, Y2K questionnaires and on-site visits. Although there can be no assurance that the company will not be adversely affected, we will continue to monitor the progress of our key business partners throughout 1999. The company is also in the process of developing contingency plans in order to minimize the risks associated with those partners who will not be Y2K compliant, including assessing the need to locate alternative vendors or service providers.

The impact on business operations from the company's failure to comply with Y2K requirements, or by the failure of any of our business partners could be material to the company's future results of operations, liquidity and capital resources. The most likely worst case scenario includes, but is not limited to, disruption of store operations, the inability to communicate with key third party vendors, service providers, customers and financial institutions, as well as pharmacy system or point-of-sale failure. This could result in the temporary inability to properly stock our stores, bill and receive payment on third party receivables, as well as limiting access to capital resources necessary to fund operating and other investing activities. Although there can be no assurance that the company will correctly identify and resolve all Y2K related issues, remediation efforts are progressing in accordance with established timetables. Additionally, contingency plans in the event of non-compliant systems have been completed for certain critical areas while other areas are in various stages of development. These contingency plans include, but are not limited to, off-line prescription fill, off-line point-of-sale mode or paper processing at the stores and other manual processing where computer systems have failed or are not reliable. The various contingency plans in place, or under development, would be utilized in the event that operations are adversely affected by the Y2K problem, despite the company's best efforts or due to events outside of our control. Total estimated Y2K remediation costs of $12.0 million will be funded through operating cash flows and expensed in the period incurred, of which, approximately $6.9 million has been incurred to date. Total Y2K remediation costs are based upon management's best estimate and are subject to change as additional information becomes available.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued two new pronouncements for which provisions were effective for this fiscal year, Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS 130 and SFAS 131 did not have a significant effect on the company's financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The company adopted SFAS 132 during the current fiscal year, which did not have a significant effect on the company's financial statements.


In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement provides guidance on which costs to purchase or develop internal use software should be capitalized and which should not, and is effective for financial statements for fiscal years beginning after December 15, 1998. Therefore, the company will adopt SOP 98-1 in the first quarter of fiscal 2000 statements. The company is in the process of determining the impact, that adoption of SOP 98-1 will have on its financial statements. The company anticipates that certain costs which are being capitalized will be expensed after implementation of the SOP.

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5. "Reporting on the Cost of Start-Up Activities". SOP 98-5 requires that certain one-time activities relating to opening a new facility, introducing a new product line or service, conducting business in a new territory, conducting business with a new class of customers, initiating a new process in an existing facility, or commencing some new operation be expensed as incurred. This SOP is effective for financial statements for periods beginning after December 15, 1998. Initial application of this SOP should be reported as a change in accounting principle. The company is currently studying the provisions of SOP 98-5, and has not adopted such provisions in its February 27, 1999 consolidated financial statements.

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No.52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It also supersedes SFAS No.80, "Accounting for Futures Contracts," SFAS No.105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No.119, "Disclosure about Derivative Financial Instruments." In addition, it amends SFAS No.107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No.107 the disclosure provisions about concentrations of credit risk from SFAS No.105. SFAS 133 is effective for financial statements for periods beginning after June 30 1999, however, the FASB has an exposure draft that will delay the SFAS until June 30, 2000. The company is studying the provisions of SFAS 133 and has not adopted such provisions in its February 27, 1999 consolidated financial statements.

In 1999, the FASB issued SFAS No. 135 "Revision of FASB Statement No. 75 and Technical Corrections." Statement No. 135 is effective for fiscal year ending after February 15, 1999. It provides technical correction to 29 accounting documents. The Company is currently studying the provisions of SFAS No. 135, and has not adopted such provisions in its February 27, 1999 consolidated financial statements.

Impact of Inflation and Changing Prices

The company's internal inflation trend remained consistent during the most recent three-year period. For 1999, inflation on front-end merchandise remained flat, while pharmacy costs increased consistent with 1998 and 1997. Though not significant, inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher costs is minimized by achieving operating efficiencies and passing vendor price increases along to consumers.

Review By Securities and Exchange Commission

In connection with the review by the staff of the Securities and Exchange Commission of a Registration Statement relating to debt securities previously sold by the company, the company is discussing with the staff certain accounting matters. As a result of those discussions and the companys' review, the company has made adjustments to its financial statements for fiscal years 1997 and 1998. While the company made all adjustments it considered necessary, additional adjustments may result before the review process is completed. The company does not believe that any such restatements will have a material effect on its financial condition.

Risks and Uncertainties in the Future


Certain statements contained in this 1999 Form 10-K, that are not historical facts, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events that the company expects will or may occur in the future. The company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the company. Such factors include, but are not limited to, competitive pricing pressures, third party prescription reimbursement levels, continued consolidation of the drugstore industry, consumer preferences, regulatory changes governing pharmacy practices, general economic conditions, inflation, merchandise supply constraints, interest rate movements, access to capital, including the company's plans to refinance the commercial paper issued in the PCS acquisition, availability of real estate, construction and start-up of drugstore and distribution center facilities, the effect of adoption of new accounting pronouncements the effects, if any, that may result from discussions with the staff of the Securities and Exchange Commisison, and of technological difficulties including successful completion of Year 2000 conversion activities. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.
See also Item 7A. "Quantitative and Qualitative Disclosures About Market
Risk."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Increases in interest rates would increase the company's interest expense, which would adversely affect cash flow. As of February 27, 1999, the company has $1,783.1 million in commercial paper that bears interest at a floating rate and is supported by committed lines of credit.

The company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The company enters into debt obligations to support general corporate purposes including capital expenditures, acquisitions and working capital needs. The company's policy is to manage interest rates through the use of a combination of commercial paper and fixed-rate long-term obligations.

If the market rates of interest on the company's variable rate debt change by 10% (or approximately 50 basis points) the company's annual interest expense would change by approximately $8.9 million, assuming the amount of commercial paper outstanding remains at $1,783.1 million, the balance at February 27, 1999. Furthermore, carrying value of the commercial paper balance approximates market value at February 27, 1999.

A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments, but as fixed rate debt matures and if additional debt is acquired to fund the repayments under maturing facilities, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to the periods when the debt matures. The following is a summary of the fixed rate debt maturities (in thousands):


                 2000                 $   20,211
                 2001                    222,910
                 2002                    402,604
                 2003                    655,222
                 2004                    201,736
                 thereafter            1,568,642
                                       ---------
                                      $3,071,325
                                       =========

Assuming the repayments of fixed rate debt are made in accordance with the terms and conditions of notes, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the estimated fair value of the Company's fixed rate debt by approximately $119 million. The fair market value of the fixed rate debt instruments at February 27, 1999 was approximately $3,298 million.

Of the total amount of commercial paper outstanding as of February 27, 1999, $1,500 million represents commercial paper issued in connection with the PCS acquisition, which the company intends to refinance on a long-term basis through a combination of mandatory redeemable preferred stock and long-term debt. In addition, the company classifies an additional $30 million of the outstanding commercial paper as current, representing amounts anticipated to be repaid within one year. The remaining outstanding commercial paper is classified as long-term, with a maturity date coinciding with the expiration date of the current credit agreement. Standard & Poor's and Moody's Investors Service are currently reviewing the company's credit ratings. The deterioration in the company's operating income in the fiscal year ended February 27, 1999 increases the likelihood that the company's credit rating will be downgraded. If it is, the company will experience an increase in its cost to borrow. If that increase is not offset by improvement in operating results, the increase will have a continuing adverse effect on the company's future earnings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rite Aid Corporation:

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries as of February 27, 1999 and February 28, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended February 27, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of February 27, 1999 and February 28, 1998, and the results of operations and their cash flows for each of the years in the three-year period ended February 27, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 2, the accompanying consolidated balance sheet as of February 28, 1998 and the consolidated statements of income, stockholders' equity and cash flows for each of the years in the two year period ended February 28, 1998 have been restated.

KPMG LLP
Harrisburg, Pennsylvania
May 28, 1999

Management's Responsibility for Financial Statements

The management of Rite Aid Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements contained in the Form 10-K. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and necessarily include some amounts that are based on our best estimates and judgments. The other financial information in this form 10-K is consistent with the financial statements.

The Company maintains an effective internal control structure designed to provide reasonable assurance at reasonable costs that assets are safeguarded from material loss, that transactions are executed in accordance with management's authorization and that financial records are reliable for use in preparing financial statements. In addition, the company maintains an internal audit department to review the adequacy, application and compliance of internal accounting controls.


KPMG LLP, Independent Certified Public Accountants, have been engaged to audit the financial statements and to render an opinion as to their conformity with generally accepted accounting principles. Their audit is conducted in accordance with generally accepted auditing standards and includes such procedures deemed necessary to provide reasonable assurance that the financial statements are presented fairly. KPMG LLP is a member of the SEC Practice Section of the American Institute of Certified Public Accountants and has submitted a copy of their peer review results to management.

The Board of Directors pursues its responsibility for these financial statements through its audit committee, composed of outside directors, which meets periodically with both management and the independent auditors to assure that each is carrying out its responsibilities. KPMG LLP and the internal audit department have free access to the audit committee, with and without the presence of management.

Consolidated Balance Sheets                Rite Aid Corporation and Subsidiaries

In thousands of dollars except share and per share data                                   February 27, and February 28,
                                                                                                       as restated (Note 2)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 1999                  1998
---------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
Cash                                                                                      $    82,949            $   90,968
Accounts receivable, net (Note 1)                                                             749,606               165,429
Inventories, net (Note 1)                                                                   2,893,143             3,018,606
Prepaid expenses and other current assets                                                      76,653                60,700
---------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                    3,802,351             3,335,703
---------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment (Note 8):
Land                                                                                          496,177               362,564
Buildings                                                                                     446,048               492,528
Leasehold improvements                                                                      1,140,313               826,252
Equipment                                                                                   1,546,738             1,232,780
Construction in progress                                                                      201,300               133,684
---------------------------------------------------------------------------------------------------------------------------
                                                                                            3,830,576             3,047,808
Accumulated depreciation and amortization                                                     962,523               890,011
---------------------------------------------------------------------------------------------------------------------------
    Total property, plant and equipment, net                                                2,868,053             2,157,797
---------------------------------------------------------------------------------------------------------------------------
Intangible assets (Note 1):
Goodwill (less accumulated amortization of $97,037 and $54,948)                             3,106,582             1,569,585
Lease acquisition costs and other intangible assets (less accumulated amortization of
 $180,417 and $147,636)                                                                       440,881               410,598
---------------------------------------------------------------------------------------------------------------------------
    Total intangible assets                                                                 3,547,463             1,980,183
---------------------------------------------------------------------------------------------------------------------------
Other assets                                                                                  203,874               138,583
---------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                          $10,421,741            $7,612,266
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt and current maturities of long-term debt (Note 7)                         $ 1,550,211            $   47,516
Accounts payable                                                                            1,455,516             1,183,892
Income taxes (Notes 1 and 6)                                                                  246,833               146,036
Sales and other taxes payable                                                                  34,464                41,372
Accrued salaries, wages and other current liabilities                                         403,454               314,918
---------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                               3,690,478             1,733,734
---------------------------------------------------------------------------------------------------------------------------
Convertible subordinated notes (Note 7)                                                       649,991               650,000
Long-term debt less current maturities (Note 7)                                             2,584,255             1,815,948
Capital lease obligations (Note 7)                                                             69,994                85,470
Deferred income taxes (Note 6)                                                                138,327               252,207
Other noncurrent liabilities                                                                  311,405               167,645
---------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                       7,444,450             4,705,004
---------------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock, $25,000 redemption amount (Note 13)                                23,559                    --
---------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 11 and 17)
Stockholders' equity (Notes 12 And 15):
Preferred stock, par value $1 per share, none issued or outstanding                                --                    --
Common stock, par value $1 per share, issued 258,862,411 and 258,214,768 shares               258,862               258,215
Additional paid-in capital                                                                  1,360,219             1,345,131
Retained earnings                                                                           1,334,651             1,304,703
Accumulated other comprehensive income                                                             --                  (787)
---------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                              2,953,732             2,907,262
---------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity                                            $10,421,741            $7,612,266
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income          Rite Aid Corporation and Subsidiaries

In thousands of dollars except per share amounts                   Years ended February 27,   February 28,           March 1,
------------------------------------------------------------------------------------------------------------------------------------
                                                                              1999                1998                 1997
                                                                           (52 Weeks)          (52 Weeks)            (52 Weeks)
                                                                                           as restated (Note 2) as restated (Note 2)
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                        $12,731,900         $11,375,105          $6,970,201
Costs and expenses:
Cost of goods sold, including occupancy costs                                  9,396,432           8,290,888           5,113,047
Selling, general and administrative expenses                                   2,639,739           2,375,636           1,428,215
Goodwill amortization                                                             44,090              36,452               8,779
Interest expense                                                                 194,733             159,752              96,473
Store closing and other charges, net (Note 4)                                    257,336                 --               62,562
------------------------------------------------------------------------------------------------------------------------------------
                                                                              12,532,330          10,862,728           6,709,076
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss and income taxes                                199,570             512,377             261,125
Income taxes (Note 6)                                                             55,884             206,507              99,228
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss                                                 143,686             305,870             161,897
------------------------------------------------------------------------------------------------------------------------------------
Extraordinary loss--early extinguishment of debt, net of income taxes
 (Notes 6 and 7)                                                                      --                  --             (45,157)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $   143,686         $   305,870          $  116,740
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share (Notes 1 and 14):
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss                                             $       .55         $      1.22          $     0.87
Extraordinary loss, net of taxes                                                      --                  --               (0.24)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $       .55         $      1.22          $     0.63
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share (Notes 1 and 14):
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss                                             $       .54         $      1.18          $     0.86
Extraordinary loss, net of taxes                                                      --                  --               (0.23)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $       .54         $      1.18          $     0.63
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity                                      Rite Aid Corporation and Subsidiaries

In thousands of dollars except per share amounts          Years ended February 27, 1999, February 28, 1998 and March 1, 1997
----------------------------------------------------------------------------------------------------------------------------

                                                                                                   Accumulated
                                                   Common Stock         Additional                    Other
                                             -------------------------    Paid-in     Retained    Comprehensive
                                              Issued         Treasury     Capital     Earnings        Income         Total
----------------------------------------------------------------------------------------------------------------------------
Balance March 2, 1996                          $ 90,380     $(104,746)  $   62,623   $1,055,795         $  (433)  $1,103,619
Two-for-one stock split (Note 12)                90,380                    (90,380)                                        -
Net income                                                                              116,740                      116,740
Other comprehensive income:
    Minimum pension liability adjustment                                                                 (1,434)
                                                                                                  -------------
Other comprehensive income                                                                               (1,434)      (1,434)
                                                                                                                  ----------
Comprehensive income                                                                                                 115,306
Stock options exercised                             552                      4,638                                     5,190
Cash dividends paid on common stock
 ($.3775 per share post-split)                                                          (70,987)                     (70,987)
Redemption of stockholders' rights                                            (839)                                     (839)
Acquisition of Thrifty Payless
 Holdings, Inc.                                  77,352                  1,260,065                                 1,337,417
Conversion of debt securities                        20                        322                                       342
----------------------------------------------------------------------------------------------------------------------------
Balance March 1, 1997, as restated (Note 2)     258,684      (104,746)   1,236,429    1,101,548          (1,867)   2,490,048
Net income                                                                              305,870                      305,870
Other comprehensive income:
    Minimum pension liability adjustment                                                                  1,080
                                                                                                  -------------
Other comprehensive income                                                                                1,080        1,080
                                                                                                                  ----------
Comprehensive income                                                                                                 306,950
Stock options exercised                             808                      8,889                                     9,697
Stock grants                                         28                        602                                       630
Bond conversions                                 11,759                    190,893                                   202,652
Cancel treasury shares                          (13,064)      104,746      (91,682)                                        -
Cash dividends paid on common stock
 ($.4075 per share post-split)                                                         (102,715)                    (102,715)
----------------------------------------------------------------------------------------------------------------------------
Balance February 28, 1998, as restated (Note 2) 258,215             -    1,345,131    1,304,703            (787)   2,907,262
Net income                                                                              143,686                      143,686
Other comprehensive income:
    Minimum pension liability adjustment                                                                    787
                                                                                                  -------------
Other comprehensive income                                                                                  787          787
                                                                                                                  ----------
Comprehensive income                                                                                                 144,473
Stock options exercised                             633                      8,603                                     9,236
Stock option income tax benefit                                              5,807                                     5,807
Stock grants                                         14                        669                                       683
Bond conversion                                       -                          9                                         9
Dividends on redeemable preferred stock                                                    (627)                        (627)
Cash dividends paid on common stock
 ($.4375 per share post-split)                                                         (113,111)                    (113,111)
----------------------------------------------------------------------------------------------------------------------------
Balance February 27, 1999                      $258,862     $       -   $1,360,219   $1,334,651         $     -   $2,953,732
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                  Rite Aid Corporation and Subsidiaries

In thousands of dollars                                   Years ended February 27, 1999, February 28, 1998 and March 1, 1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                    1999              1998           1997
                                                                                                   as restated   as restated
                                                                                                    (Note 2)       (Note 2)
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income before extraordinary loss and income taxes                            $   199,570         $ 512,377       $   261,125
ADJUSTMENTS TO RECONCILE TO NET CASH PROVIDED BY OPERATIONS
 BEFORE EXTRAORDINARY LOSS AND INCOME TAXES:
  Depreciation and amortization                                                  302,598           274,194           168,064
  Store closing and other charges (Note 4)                                       233,010                 -            42,725
  Other adjustments                                                              (69,987)            1,176            27,975
  Changes in operating assets and liabilities, net of effects from acquisitions (Note 3)
     (Increase) decrease in accounts receivable                                 (194,713)          218,207           (41,777)
     (Increase) decrease in inventories                                          152,196          (624,560)          (29,404)
     (Increase) decrease in prepaid expenses and other current
      assets                                                                     (14,582)           (1,994)           15,047
     Increase (decrease) in accounts payable                                    (379,510)          503,904           (35,950)
     (Decrease) in accrued expenses and other current
      liabilities                                                                (82,958)         (138,621)         (124,793)
----------------------------------------------------------------------------------------------------------------------------
Cash provided by continuing operations before extraordinary
 loss and income taxes                                                           145,624           744,683           283,012
Income taxes paid                                                                (50,772)          (62,356)          (28,743)
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                       94,852           682,327           254,269
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                  (776,327)         (470,563)         (371,226)
Purchases of businesses, net of cash acquired (Note 3)                        (1,390,620)         (330,425)          (35,087)
Intangible assets acquired                                                       (95,508)          (70,487)          (26,316)
Investments and advances in joint venture                                              -                 -           (30,714)
Proceeds from dispositions                                                             -            77,531           106,937
----------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                                     (2,262,455)         (793,944)         (356,406)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt (Note 7)                            896,017           641,293         1,068,401
Proceeds from redeemable preferred stock                                          23,559                 -                 -
Net proceeds (payments) of commercial paper borrowings                         1,383,125          (301,500)          144,735
Principal payments on long-term debt                                             (38,615)          (51,232)       (1,040,452)
Cash dividends paid                                                             (113,738)         (102,715)          (70,987)
Redemption of stockholders' rights                                                     -                 -              (839)
Proceeds from the sale of stock                                                    9,236             9,697             5,190
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                    2,159,584           195,543           106,048
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                       (8,019)           83,926             3,911
Cash at beginning of year                                                         90,968             7,042             3,131
----------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                          $    82,949        $   90,968       $     7,042
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash paid for interest (net of
 amounts capitalized of $9,212, $3,834 and $1,897)                           $   180,527        $  129,503       $    75,434
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Significant Accounting Policies

Description of Business

Rite Aid Corporation operates retail drugstores in the eastern, southern and western states and the District of Columbia. In addition, through its recently acquired subsidiary, PCS Health Systems, Inc., the company is engaged in pharmacy benefits management and other managed health care services and mail order pharmacy.

Fiscal Year

The company's fiscal year ends on the Saturday closest to February 29 or March
1. The fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997 contained 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.




Reclassifications

Certain reclassifications have been made to the fiscal 1998 and 1997 consolidated financial statements to conform to the classifications of the fiscal 1999 consolidated financial statements.

Cash

Cash consists of cash on hand and highly liquid investments which are readily converted to known amounts of cash and which have maturities of three months or less when purchased.

Accounts Receivable

During November 1997, the company and certain of its subsidiaries entered into an agreement to sell, on an ongoing basis, a pool of receivables to a wholly-owned bankruptcy-remote special purpose funding subsidiary (the "funding subsidiary") of the company. The funding subsidiary is a distinct legal entity that engages in no trade or business in order to make remote the possibility that the entity would enter bankruptcy or other receivership and the entity is consolidated for financial reporting purposes. The company and certain subsidiaries transfer all their accounts receivable (principally representing amounts owed by third party prescription payers) to the funding subsidiary for a beneficial interest in the funding subsidiary. The funding subsidiary has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company, for which there are no repurchase agreements as of February 27, 1999. The accounts receivable transferred to the funding subsidiary and sold as an undivided fractional ownership interest to the securitization company have been eliminated on the company's consolidated balance sheet. The remaining receivables, representing retained interests of the company and certain of its subsidiaries in the funding subsidiary, continue to be carried on the company's consolidated balance sheet at their estimated fair value, which was $68,220,000 and $70,313,000 as of February 27, 1999 and February 28, 1998, respectively.

Under the terms of the agreement, new receivables are sold as collections reduce previously sold accounts receivable. The company services, administers and collects the receivables on behalf of the purchaser. Total proceeds outstanding from the securitization of receivables as of February 27, 1999 were approximately $291,500,000, representing an increase of approximately $32,300,000 from the February 28, 1998 balance of $259,200,000. The additional proceeds received during fiscal 1999 were used to reduce outstanding commercial paper borrowings and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. Since all of the securitized receivables were for prescription sales and most prescription sales result in third party receivables, the company considers the receivables and their securitization costs an integral component of the cost of the prescription. Accordingly, expenses of $15,532,000 and $2,773,000 associated with the securitization program were recognized as a component of cost of goods sold for the years ended February 27, 1999 and February 28, 1998, respectively.

The company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables, including receivables sold. The company recorded an allowance for uncollectible accounts of $18,005,000 at February 27, 1999 and $14,096,000 at February 28, 1998. The
company's accounts receivable from retail drugstores are due primarily from third party providers (e.g., insurance companies and governmental agencies) under third party payment plans and are booked net of any allowances provided for under the respective plans. Since payments due from third party payers are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management. Additionally, accounts receivable for the company's subsidiary PCS are due primarily from claims reimbursement receivables, claims processing fees receivables and manufacturer program receivables.

Inventories

Inventories are stated at the lower of cost or market. The company uses the last-in, first-out (LIFO) method of accounting for substantially all of its inventories. At February 27, 1999, February 28, 1998 and March 1, 1997, respectively, inventories were $220,340,000, $196,511,000 and $166,702,000 lower than the amounts that would have been reported using the first-in, first-out
(FIFO) method.

Impairment of Long-Lived Assets

The company adopted the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the fiscal year ended March 2, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

For purposes of recognizing and measuring impairment of long-lived assets, the company categorizes assets of operating stores as "Assets to Be Held and Used" and assets of stores that have been closed as "Assets to Be Disposed Of". Operating assets or "Assets to Be Held and Used" are grouped at the market level. Assets being tested for recoverability that were acquired in a business combination accounted for using the purchase method, include a pro-rata allocation of goodwill and other intangibles that arose in that transaction as part of the asset grouping in determining recoverability. Assets of closed stores, or "Assets to Be Disposed Of", are grouped at the store level for purposes of recognizing and evaluating impairment.

Intangible Assets

Goodwill generally is being amortized on a straight-line basis over 40 years. Lease acquisition costs incurred principally for the purchase of new and existing store locations are generally amortized over the terms of the leases on a straight-line basis. Patient prescription file purchases are amortized over their estimated useful life. The company reviews intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized whenever asset values exceed future undiscounted cash flows. In addition, whenever a large population or separable group of assets of an acquired company are to be disposed of, all or a portion of the unamortized cost of the goodwill and other intangibles recognized in the acquisition are included in the cost of the assets to be sold or otherwise disposed. Debt financing costs are deferred and amortized, using the interest method, over the term of the related debt.

Internal-Use Software

The company's capitalization policy for internal-use software is to capitalize the direct incremental development costs, and direct external application development costs. For fiscal 1999, 1998 and 1997, the company capitalized approximately $32,104,000, $25,200,000 and $30,540,000, respectively.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement provides guidance on which costs to purchase or develop internal use software should be capitalized and which should not, and is effective for financial statements for fiscal years beginning after December 15, 1998. Therefore, the company will adopt SOP 98-1 in the first quarter of fiscal 2000. The Company is in the process of determining the impact that adoption of SOP 98-1 will have on its financial statements, however, the Company anticipates that certain costs which have been capitalized previously will be expensed after implementation of the SOP.

at fair value. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of the company's stock at the end of the period.

Preopening Expenses

Noncapital expenses incurred prior to the opening of a new store or associated with a remodeled store, or related to the opening of a distribution facility, are charged against earnings as administrative and general expenses when incurred.

Advertising

Advertising costs are expensed as incurred.

Insurance


The company is self-insured with respect to certain general liability and workers' compensation claims that occurred prior to December 31, 1996. With respect to claims occurring subsequent to January 1, 1997 for the company's East coast operations, substantially all general liability and workers' compensation claims are insured through a fixed cost premium-based policy. The company maintained self insurance through December 31, 1998 for the company's West coast operations, however, effective January 1, 1999, substantially all general liability and workers' compensation claims are now covered through a fixed cost premium-based policy. The company is self-insured for certain covered employee medical claims.

Excess insurance coverage is maintained for the company's self-insured workers' compensation and general liability claims exceeding $250,000. As of January 1, 1999, all claims for workers' compensation and general liability are insured. The company utilizes actuarial studies as the basis for estimating claims incurred but not reported, relating to the company's self-insurance. As of February 27, 1999, for all claims that are self-insured, the company believes its reserve for claims reported and claims incurred but not reported is adequate.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Earnings per Share

The company adopted the provisions of SFAS No. 128 "Earnings per Share" in the year ended February 28, 1998. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All share and per share data have also been restated to reflect a two-for-one stock split effected on February 2, 1998.

Comprehensive Income

In fiscal 1999, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which requires companies to report and display comprehensive income and its components in financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Excluding net earnings, the company's source of other comprehensive income is from a minimum pension liability adjustment. All prior period financial statements have been reclassified to be consistent with 1999.

Segment Information

At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which requires companies to present financial and descriptive segment information (see Note 16.)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. FINANCIAL STATEMENT RESTATEMENTS FOR FISCAL YEARS 1998 AND 1997


In connection with the review by the staff of the Securities and Exchange Commission of a registration statement relating to debt securities previously sold by the company, the company is discussing with the staff certain accounting matters. As a result of those discussions and the company's review, the company has made adjustments to its financial statements for fiscal years 1997 and 1998. While the company made all adjustments it considered necessary, additional adjustments may result before the review process is completed. The company does not believe that any such adjustments will have a material effect on its financial condition.


     The adjustment for 1998 decreased previously reported net income by $10,565,000, consisting of the following adjustments: an increase to selling, general and administrative expenses and a decrease to goodwill of $11,448,000 to record the gain on the sale of the Ontario, California distribution center as an acquisition adjustment; an increase in selling, general and administrative expenses of $2,216,000 to record costs related to closing a distribution center, an increase to selling, general and administrative expenses and accrued liabilities of $4,000,000 to record an additional provision for severance costs related to a distribution center closing; and a reduction of income tax expense of $7,099,000 related to these adjustments.


     The adjustment for 1997 relates to a reduction of selling, general and administrative expenses and accrued liabilities by $2,198,000 to eliminate the accrual of certain costs incurred in fiscal 1998 related to the closing of a distribution center. This amount was partially offset by income tax expense of $835,000. These adjustments resulted in an increase to previously reported net income of $1,363,000.


3. ACQUISITIONS

On January 22, 1999, the company completed its acquisition of PCS Health Systems, Inc. (PCS), a pharmacy benefits management subsidiary of Eli Lilly and Company for $1,500,000,000 which was financed with commercial paper. The results of operations for PCS have been included in these consolidated financial statements since the date of acquisition.The PCS acquisition is being accounted for using the purchase method of accounting for business combinations. The company has recorded the assets and liabilities of PCS at the date of acquisition at their estimated fair values. The excess of the cost of PCS over the estimated fair value of the recorded assets and liabilities has been recorded as goodwill. Based upon the company's preliminary purchase price allocation, goodwill of approximately $1,636,488,000 was recorded in the company's consolidated balance sheet. Although these amounts are subject to change based upon any appraisals and/or evaluations performed subsequently, the final purchase price allocation is not expected to materially differ from those recorded in the February 27, 1999 consolidated balance sheet. As a result of appraisals and/or evaluations to be performed, a portion of the purchase price may be allocated to other intangible assets which may have a shorter useful life than goodwill. The company has determined that the estimated useful life of the goodwill recorded with the PCS acquisition is primarily indeterminate and likely exceeds 40 years. This estimate is based upon a review of the anticipated future cash flows and other factors when the company considered the cost it was willing to incur for the purchase of PCS. Additionally, management has found no persuasive evidence that any material portion of these intangible assets will be depleted in less than 40 years. Accordingly, the company will amortize goodwill over the maximum allowable period of 40 years.


There is a risk that the determination that the PCS goodwill will benefit the company for no less than 40 years will prove to have been incorrect and that the company will be amortizing this goodwill over too long a period. If the company has done this, earnings reports for the periods immediately following the acquisition will be overstated, and, in later years, the company will be burdened with a continuing charge against earnings without a corresponding benefit to income. If the company determines in a later year that it is no longer receiving the benefit of this goodwill, the company may have to write off the remaining goodwill in that year, resulting in a reduction in earnings for that fiscal year. The company can give no assurance that its determination will prove to be correct.

On August 27, 1997, the company completed the acquisitions of Harco, Inc. (Harco) and K&B, Incorporated (K&B). The combined cost of these companies was approximately $340,000,000 and was financed through commercial paper borrowings. These acquisitions were also accounted for using the purchase method of accounting, and accordingly, the company recorded the assets and liabilities of Harco and K&B at the date of acquisition at their estimated fair values. The excess of the cost over the fair value of the recorded assets and liabilities has been recorded as goodwill, which approximated $270,920,000. The company has determined that the estimated useful life of the goodwill recorded with the Harco and K&B acquisitions is primarily indeterminate and likely exceeds 40 years. Accordingly the company will amortize goodwill over the maximum allowable period of 40 years. The consolidated financial statements for the current year include a full year's results for the acquired Harco and K&B stores, including goodwill amortization expenses, whereas fiscal year 1998 included only the results of operations for 26 weeks, representing the results from the date of acquisition.

The unaudited pro forma results of operations for the year ended
February 28, 1998 include the Harco, K&B and PCS acquisitions as if they had taken place as of the beginning of fiscal year 1998. The unaudited pro forma results of operations for the year ended February 27, 1999 include the PCS acquisition as if it had taken place as of the beginning of fiscal year 1999.


------------------------------------------------------------------------------------------------------------
In thousands of dollars except per share amounts                                       Pro Forma (Unaudited)
------------------------------------------------------------------------------------------------------------
                                                                       Year Ended            Year Ended
                                                                    February 27, 1999    February 28, 1998
------------------------------------------------------------------------------------------------------------
Revenues                                                                  $13,514,153           $ 12,397,205
Asset impairment charge                                                             -              2,345,244
All other costs and expenses                                               13,401,336             12,180,159
------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss                                   $   112,817             (2,128,198)
Extraordinary loss                                                                  -                      -
------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $   112,817             (2,128,198)
------------------------------------------------------------------------------------------------------------

Earnings per share:
-------------------
Basic earnings per share:
Income (loss) before extraordinary loss                                   $      0.44                 ($8.49)
Net income (loss)                                                         $      0.44                 ($8.49)
Diluted earnings per share:
Income (loss) before extraordinary loss                                   $      0.43                 ($8.49)
Net income (loss)                                                         $      0.43                 ($8.49)
------------------------------------------------------------------------------------------------------------

Included in the pro forma operating results for the fiscal year ended February 28, 1998 were asset impairment charges recorded in the historical financial statements of PCS, totaling $2,345,244,000. The charge related to the write-down of goodwill to its estimated fair value when PCS was a wholly-owned subsidiary of Eli Lilly and Company. Excluding these charges, pro forma net income (unaudited) would have been $217,046,000 and basic and diluted earnings per share would have been $0.87 and $0.85 respectively.

On December 12, 1996, Thrifty PayLess Holdings, Inc. (Thrifty) was merged with and into the company. Pursuant to the merger agreement, as amended, each share of Thrifty common stock was converted to Rite Aid common stock at the exchange ratio of 0.325 shares of Rite Aid common stock for each share of Thrifty common stock. The company exchanged approximately 77,352,000 shares with an aggregate fair market value of approximately $1,337,417,000. The value of goodwill assigned to Thrifty amounted to approximately $1,115,003,000. The company provided liabilities of $26,200,000 for severance (involuntary employee termination benefits in accordance with EITF 95-3) and $49,000,000 for equipment lease terminations (exit costs in accordance with EITF 95-3) in the total cost of Thrifty. Severance costs are for termination of 573 Thrifty associates. Executive management was terminated in accordance with management's plan to convert and integrate Thrifty back-office functions to those of the company. Conversion and integration of Thrifty back-office functions were substantially completed by August 1997. Severance payments were $11,800,000 during the year ended March 1, 1997 and $14,400,000 during the year ended February 28, 1998. The remaining liability was $14,400,000 at March 1, 1997 and no liability remained as of February 28, 1998. The cost of Thrifty stock options was $46,300,000 and was paid in accordance with terms of the purchase agreement at the date of acquisition. There was no remaining liability for stock option payments as of March 1, 1997. The registrant provided a liability for costs to abandon equipment with remaining lease obligations at the acquisition date. The registrant will satisfy the contractual obligations in accordance with existing terms and conditions, unless a mutually acceptable arrangement can be made to effect an early termination. Equipment lease payments amounted to $2,600,000 during the year ended March 1, 1997 and $23,700,000 (including $14,800,000 for early terminations) during the year ended February 28, 1998. The remaining liability was $46,400,000 at March 1, 1997 and $22,700,000 at February 28, 1998. During the year ended February 27, 1999, the company made additional payments of $9,800,000 and an adjustment of $4,400,000 was recorded as a reduction in the cost of Thrifty as a result of favorable termination of certain equipment lease obligations during the year. The remaining liability at February 27, 1999 was $8,500,000. The registrant expects to incur costs of $3,800,000 during fiscal 2000, $2,700,000 during 2001 and $2,000,000 thereafter.

During 1997, the company also purchased the assets of Taylor Drug Stores, Inc., and Concord Drugs, Inc. The total consideration paid for these acquisitions amounted to approximately $35,087,000. The value of goodwill assigned to these acquisitions was approximately $2,673,000.

Results of operations for acquisitions are included with those of Rite Aid since each respective acquisition date. The purchase method of accounting for acquisitions was utilized for all transactions consummated in fiscal 1999, 1998 and 1997. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition.

4. STORE CLOSING AND OTHER CHARGES

During 1999, the company recorded pre-tax charges, of $289,700,000 for the closing of 379 stores and other charges for its retail drug segment. These charges principally related to a strategic exit plan that included vacating certain markets, closing bantam East Coast stores and consolidating certain other store locations. The components of the pre-tax charges were comprised of the following: i) $25,500,000 relating to certain incremental costs associated with the disposal of inventory, including the use of liquidators, which are included as a component of cost of goods sold; (ii) $144,800,000 for the present value of noncancellable lease payments and related contractual obligations, net of estimates for sublease income; (iii) $94,200,000 for impairment losses associated with land, buildings, fixtures, leasehold improvements, prescription files, lease acquisition costs and goodwill; and (iv) $25,200,000 for noncancellable lease obligations and ancillary costs of stores closed at the beginning of the fiscal year that were were identified in conjunction with the assessment of store closing obligations for the strategic exit plan during the current fiscal year.

During the third quarter of 1999, the company reevaluated certain planned store closings and made the determination to keep certain of those stores open. The liability associated with the stores designated to remain open was approximately $7,300,000, which was reversed in the third quarter.

During the fourth quarter of fiscal 1999, the accrued liability for the 1999 exit plan was reduced by $27.5 million as a result of favorable store lease terminations and closing costs. The company also reduced this accrued liability by $21.9 million as a result of revisions to the 1999 store exit plan assumptions based on favorable store lease termination experience. Revenues generated by the 379 stores were $310,070,000 for the fiscal year ended February 27, 1999 compared to $654,317,000 in fiscal 1998. For fiscal 1999, these stores had operating income of $335,000 compared to operating income of $5,527,000 last year.

At February 27, 1998, the company's accrued liabilities relating to previously closed stores approximated $76.9 million. During the fourth quarter of 1999, the company recorded additional store closing expenses of $49.8 million to increase the accrued liability related to closed stores not included in the 1999 exit plan, due to additional store closings and a reassessment of assumptions used to develop this liability. The remaining accrued liability for noncancellable lease payments and related contractual obligations was $67,612,000 as of February 27, 1999.

During fiscal 1997, the company recorded nonrecurring and other charges of $62,562,000 pretax, for expenses related to: (i) the attempted acquisition of Revco D.S., (ii) an exit plan to realign certain merchandise distribution facilities, (iii) the integration of Thrifty drugstores and (iv) other charges.

In fiscal 1997 the company recorded expenses of approximately $16,057,000 associated with costs for the attempted acquisition of Revco consisting of fees paid for investment banking, consulting, legal, accounting and financial printing services as well as the cost of regulatory fees. Included were other costs incurred related to preparing for the integration of Revco with the company.

Also in Fiscal 1997, the company recorded expenses of $9,930,000 associated with its plan to close and sell three of its distribution facilities as a result of vacating certain southeastern markets and streamlining its merchandise distribution. The charge consisted of $6,055,000 for impairment of these facilities and liabilities of $3,875,000 for employee termination benefits. The distribution centers identified in the plan were located in Winnsboro, South Carolina; Shiremanstown, Pennsylvania and Melbourne, Florida and had carrying values of $9,757,000, $2,512,000 and $5,228,000, respectively.

In October 1996, the company signed a definitive contract to sell all of its 189 drugstores in North and South Carolina to J.C. Penney Company, Inc. (Penney). Subsequently, Penney contracted to purchase Eckerd Corporation (Eckerd), a chain of 1,748 drugstores. In order to proceed with the Eckerd purchase, Penney agreed with the Federal Trade Commission (FTC), not to take possession of 126 of the company's stores. In February 1997, the company agreed to an amendment to its contract with Penney whereby Penney paid the company for the sale of the stores and to operate the stores until Penney could find another buyer. Penney arranged for another drugstore chain to begin taking possession of the stores on May 23, 1997. Transfer of the stores was completed by July 1, 1997, at which time the South Carolina distribution center ceased operations.

In February 1997 after the North and South Carolina stores were sold, the company recorded a charge of $450,000 to provide termination benefits for the South Carolina distribution center's 168 employees. Termination benefits were paid in fiscal year 1998 and amounted to $422,000. The remaining unused liability balance for the termination benefits was $28,000, and was recorded as a reduction of selling, general and administrative (S,G&A) expenses on the statement of income in the fourth quarter of fiscal 1998. Also, in February 1997, an impairment charge of $3,325,000 was recorded to the carrying value of the South Carolina distribution center and depreciation expense was suspended. The suspended depreciation expense totaled $133,000 for fiscal 1997 and $674,000 for fiscal 1998. The facility was sold in the fourth quarter of fiscal 1998 and resulted in a gain of $141,000. The gain was recorded as a reduction of S,G&A on the statement of income.

In the fourth quarter of fiscal year 1997, the company committed to the construction of a new distribution center near Baltimore, Maryland. The new distribution center was scheduled to be completed in August 1998 and would replace the existing distribution facility in Pennsylvania. The Pennsylvania distribution center was scheduled to close and all of its 734 employees would be terminated in October 1998 when the Maryland facility would be fully operational. As a result of this exit plan, a liability of $3,425,000 for termination benefits was recorded in the fourth quarter of 1997. The termination benefits were based on years of service and included payment of health insurance coverage for several months after the termination date. In order to receive the termination benefits, the employees were required to work until they received a termination notice from the company. As a result of subsequent negotiations with union representatives, an additional liability of $4,000,000 for termination benefits was recorded to the reserve in the fourth quarter of fiscal 1998.

The Florida distribution center closed in August 1995 and costs were expensed as incurred. In the fourth quarter of fiscal year 1997, the company recorded an impairment charge of $2,730,000 for the facility and depreciation expense was suspended. The amount of suspended depreciation expense was $351,000 for fiscal year 1997 and $253,000 for fiscal year 1998. In the fourth quarter of fiscal year 1998, the Florida facility was sold for a gain of $343,000 which was recorded to

S,G&A expenses on the statement of income.

During the second quarter of fiscal 1998, the company closed its distribution center in Ontario, California and terminated all of its 177 employees. The costs associated with closing the California facility including termination benefit payments of approximately $400,000 were expensed as they were incurred during fiscal 1998. The termination benefits were determined through negotiations with the union representatives and were largely based on years of service and included some health insurance benefits. The facility was sold in the second quarter of fiscal 1998 for its carrying value of approximately $11,448,000.

The costs related to the integration of Thrifty stores consisted of the following: (i) personnel and travel costs of $5,992,000 to train and assist the Thrifty associates in the operation of Rite Aid's systems and procedures; (ii) personnel, travel and other costs of $2,325,000 associated with the merchandise file alignment and conversion related to remerchandising the Thrifty stores to the company's product mix and developing planograms to be able to reset the Thrifty stores to the company's format; (iii) duplicate equipment costs of $2,120,000 associated with the acquired equipment located at the Thrifty stores; and (iv) costs of $2,863,000 for removal and repairs of the duplicate equipment located at the Thrifty stores. The above integration costs were expensed as incurred during fiscal year 1997.

The other charges that related to Thrifty totaled $23,275,000 and consisted mainly of contract settlement costs to vendors of greeting cards, merchandise security tags, photo finishing and discontinued merchandise lines. Contract terminations resulted in a cash payment of $2,868,000 in fiscal 1997 and a $1,000,000 non-cash charge recorded to the accrual in fiscal 1998. In addition, an accrual adjustment of $12,500,000 was recorded as a reduction of S,G&A on the statement of income in fiscal 1998 as a result of certain contract terminations that resulted in favorable resolution to the company. The remaining liabilities at February 28, 1998 are for contract terminations. The amounts payable related to these terminations are in dispute, however, the company's counsel believes that there is no reasonable possibility that the losses resulting from these claims will exceed the amounts accrued.

5.  DISPOSITIONS

In fiscal 1998, the company sold its distribution center in Ontario, California it had acquired through the Thrifty acquisition as discussed in Note 3. Accordingly, the fair market value was adjusted to the net proceeds received of $11,448,000 and resulted in no gain recognition.

As discussed in Note 3, in fiscal 1997, 126 stores in North Carolina and South Carolina were sold and subsequently transferred to a party designated by J.C. Penney, completing the store disposition plan. Also in 1997, 63 stores in North Carolina and South Carolina were sold to a unit of Penney. These transactions resulted in a pretax gain of $6,700,000.

In February 1997, the Company completed its sale of Bi-Mart Membership Discount Stores. Disposition of Bi-Mart was planned at the time of the Thrifty PayLess Holdings, Inc. merger. Accordingly, the fair market value of acquired Bi-Mart assets was adjusted to the proceeds received upon disposition and resulted in no gain recognition.

The Company received total proceeds from dispositions of approximately $77,531,000 and $106,937,000 for the years ended February 28, 1998 and March 1, 1997, respectively.

6.  INCOME TAXES

Total income tax expense for fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997 is allocated as follows:

--------------------------------------------------------------------------------------------------------
In thousands of dollars                                                       1999      1998      1997
--------------------------------------------------------------------------------------------------------
Income before extraordinary loss                                            $ 55,884  $206,507  $ 99,228
Extraordinary loss                                                                 -         -   (27,678)
Total income tax expense                                                    $ 55,884  $206,507  $ 71,550
--------------------------------------------------------------------------------------------------------

Income tax benefits of $27,678,000 associated with early debt extinguishment losses are included in income taxes currently payable as of March 1, 1997. The components of the provision for income taxes are as follows:

--------------------------------------------------------------------------------------------------------
In thousands of dollars                                                       1999       1998      1997
---------------------------------------------------------------------------------------------------------
Currently payable:
Federal                                                                     $130,243   $145,436   $ 5,316
State                                                                         11,990     23,904     7,081
---------------------------------------------------------------------------------------------------------
                                                                             142,233    169,340    12,397
---------------------------------------------------------------------------------------------------------
Deferred tax expense (benefit):
Federal                                                                      (71,792)    29,041    47,053
State                                                                        (14,557)     8,126    12,100
---------------------------------------------------------------------------------------------------------
                                                                             (86,349)    37,167    59,153
---------------------------------------------------------------------------------------------------------
Total income tax expense                                                    $ 55,884   $206,507   $71,550
---------------------------------------------------------------------------------------------------------

Presented below are the deferred tax liabilities and deferred tax assets at February 27, 1999 and February 28, 1998:

-------------------------------------------------------------------------------------------------
In thousands of dollars                                                        1999       1998
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
Accelerated depreciation and amortization                                   $ 269,398   $178,168
Inventory valuation                                                           238,912    177,725
Purchased tax benefits                                                              -      5,951
Prepaid and other expenses                                                     23,771     32,013
------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                          532,081    393,857
------------------------------------------------------------------------------------------------
Deferred tax assets:
Accrued expenses                                                             (234,563)   (18,928)
Net operating loss carryforwards                                              (94,563)   (76,654)
------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                              (329,126)   (95,582)
Valuation allowance                                                            10,532     10,161
-------------------------------------------------------------------------------------------------
Net deferred tax assets                                                      (318,594)   (85,421)
-------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                $ 213,487   $308,436
------------------------------------------------------------------------------------------------

Net deferred tax assets of $8,581,000 associated with the PCS acquisition are included in the above table for 1999. Based on the company's historical and current pre-tax earnings, management believes it is more likely than not that the company will realize the net deferred tax assets. The valuation allowance as of February 27, 1999 and February 28, 1998 principally applies to net operating loss (NOLs) carryforwards for state income tax purposes. The company has federal NOLs of $208,400,000 that expire as follows: $26,500,000 in 2008, $86,400,000 in
2009, $66,900,000 in 2010 and $28,600,000 in 2020. State NOLs of $123,600,000,
net of the valuation allowance, expire annually through 2015. For the five succeeding fiscal years, the following State NOLs expire: $260,000 in 2000, $2,079,000 in 2001, $0 in 2002, $9,297,000 in 2003, $5,116,000 in 2004, and
$106,848,000 thereafter. Certain NOLs are subject to separate return limitation rules, however, the company believes that this will not impact their realizability. The company believes that the valuation allowance is sufficient for the amount of NOLs that will ultimately expire for which there will be no tax benefit realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the company will realize the benefits of these deductible differences, net of the existing valuation allowances at February 27, 1999.

The current portions of net deferred taxes for 1999 and 1998 amounted to $75,160,000 and $56,229,000, respectively, and are included with income taxes on the balance sheet. State income taxes, nondeductible expenses and tax credits account for most of the differences between the actual provision for income taxes and taxes computed by applying the statutory rate for the year ended February 27, 1999. Following is a reconciliation of the statutory to effective tax rate for the three years ended February 27, 1999, February 28, 1998 and March 1, 1997:

--------------------------------------------------------------------------------------
Percentage                                                          1999   1998   1997
--------------------------------------------------------------------------------------
Federal statutory rate                                              35.0   35.0   35.0
State income taxes, net of federal tax benefit                       1.7    4.1    6.3
Nondeductible expenses                                               8.7    2.1    1.9
Adjustments to prior year tax liabilities                              -    (.8)  (2.9)
Tax credits                                                         (3.6)  (1.7)  (1.0)
Reversal of liabilities no longer required                         (10.1)     -      -
Other, net                                                          (3.7)   1.6   (1.3)
--------------------------------------------------------------------------------------
                                                                    28.0   40.3   38.0
--------------------------------------------------------------------------------------


7. INDEBTEDNESS AND CREDIT AGREEMENTS

Following is a summary of indebtedness at February 27, 1999 and February 28, 1998:

----------------------------------------------------------------------------------------------------------------------
In thousands of dollars                                                                          1999          1998
----------------------------------------------------------------------------------------------------------------------
Commercial paper, 5.0% and 5.7% weighted average rates at year-end 1999 and 1998             $ 1,783,125    $  400,000
5.25% convertible subordinated notes due 2002                                                    649,991       650,000
6.70% notes due 2001                                                                             350,000       350,000
7.125% notes due 2007                                                                            350,000       350,000
7.70% debentures due 2027                                                                        300,000       300,000
5.50% notes due 2000                                                                             200,000             -
6.00% dealer remarketable securities due 2003                                                    200,000             -
6.00% notes due 2005                                                                             200,000             -
7.625% notes due 2005                                                                            200,000       200,000
6.875% debentures due 2013                                                                       200,000       200,000
6.125% notes due 2008                                                                            150,000             -
6.875% debentures due 2028                                                                       150,000             -
5.875% to 10.475% industrial development bonds due through 2016                                    8,672        19,730
Obligations under capital leases                                                                  87,010        95,698
Other                                                                                             25,653        33,506
----------------------------------------------------------------------------------------------------------------------
                                                                                               4,854,451     2,598,934
Short-term debt and current maturities of long-term debt                                      (1,550,211)      (47,516)
----------------------------------------------------------------------------------------------------------------------
Long-term debt less current maturities                                                       $ 3,304,240    $2,551,418
----------------------------------------------------------------------------------------------------------------------


The company has a $1,000,000,000 revolving credit facility to support its commercial paper program that expires in July 2001. Additionally, in January 1999, the company entered into a $1,300,000,000 revolving credit facility to support commercial paper borrowings used to complete the acquisition of PCS, which expires in October 1999. Interest rates are based upon various money market rate options selected by the company at the time of borrowing. The credit facilities have per annum fees, irrespective of usage. The $1,000,000,000 credit facility pays per annum fees of 12 basis points and the $1,300,000,000 credit facility pays per annum fees of 10 basis points. The revolving credit facilities contain certain covenants that the company must adhere to, including a debt to net worth ratio and fixed charge coverage (all as defined). Other covenants include restrictions on sales with leases back and a limitation on minority investments. At February 27, 1999 and February 28, 1998 there were no amounts outstanding under these agreements. The company maintains at all times unused long-term revolving credit agreement commitments at least equal to the principal amount of its outstanding commercial paper that the company intends to carry on a long-term basis.

On December 15, 1998, the company completed the sale of securities aggregating $700,000,000. The sale of securities included $200,000,000, 5.50% notes due December 15, 2000; $200,000,000, 6.00% notes due December 15, 2005;
$150,000,000, 6.125% notes due December 15, 2008; and $150,000,000, 6.875%
debentures due December 15, 2028. Interest is payable semi-annually on December 15 and June 15. Financing costs for each issue are being amortized over the period until the maturity date. Net proceeds from the sale of securities were used to repay commercial paper previously issued by the company.

On September 22, 1998, the company issued $200 million of dealer remarketable securities (Drs.) due October 1, 2013. The Drs. bear interest at a rate of 6.00% from September 22, 1998 until October 1, 2003 (the remarketing date). Interest is payable semi-annually on April 1 and October 1 of each year commencing April 1, 1999. Finance costs are being amortized over the period until the remarketing date. If the remarketing dealer elects to remarket the Drs., the Drs. will be subject to mandatory tender on the remarketing date. If the remarketing dealer elects not to remarket the

Drs., or for any reason does not purchase all the Drs. on the remarketing date, the company will be required to purchase on the remarketing date any Drs. that have not been purchased by the remarketing dealer. Net proceeds from the sale of securities were used to repay commercial paper previously issued by the company.

On September 10, 1997, the company completed the sale of $650,000,000, 5.25% convertible subordinated notes due September 15, 2002. The notes have a fixed interest rate of 5.25% and are convertible into shares of the company's common stock at any time on or after the 90th day following the last issuance of notes and prior to the close of business on the maturity date, unless previously redeemed or repurchased. The conversion price is $36.1376 per share (equivalent to a conversion rate of 27.672 shares per $1,000 principal amount of notes), subject to adjustment in certain events. Interest on the notes is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 1998. The notes may be redeemed at the option of the company on or after September 15, 2000, in whole or in part. The proceeds from the sale of the notes were used to refinance and repay commercial paper previously issued by the company.

On October 15, 1997, the company completed redemption of outstanding 6 3/4% zero coupon convertible subordinated notes. Most holders of the 6 3/4% zero coupon convertible subordinated notes exercised conversion rights prior to the October 15, 1997 redemption date, resulting in issuance of approximately 11,800,000 shares of common stock.

On December 20, 1996, the company issued fixed rate securities aggregating $1,000,000,000. The sale of securities included $350,000,000, 6.70% notes due December 15, 2001, $350,000,000, 7.125% notes due January 15, 2007 and
$300,000,000, 7.70% debentures due February 15, 2027. The net proceeds from the sale of these securities were used to repay commercial paper issued by the company in connection with the Thrifty merger and to refinance other commercial paper borrowings previously issued by the company.

Early extinguishment of certain Thrifty indebtedness, during the year ended March 1, 1997, resulted in an extraordinary loss of $45,157,000, net of taxes. Repayment of Thrifty indebtedness included revolving notes payable of $504,000,000, a term loan of $243,667,000 and 12 1/4% senior subordinated notes of $195,000,000 due April 15, 2004. The extraordinary loss consisted primarily of premiums associated with the tender offer of the 12 1/4% senior subordinated notes and write-off of the related debt discount, unamortized debt issuance costs and other costs associated with completing the tender offer.

In February 1996, the company entered into a sale and leaseback transaction of certain leasehold improvements for which it received consideration totaling $120,700,000 and was accounted for as a financing lease. The lease obligation accrues interest at the rate of 5.6% in the first year, 6.8% for years two through six and 12.5% for years seven through nine. As part of the consideration of the transaction, the company received a $20,000,000, 12.5% note receivable from the lessor which matures in six years. The company may exercise a purchase option for $40,600,000 at the end of the sixth year.

The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2000, $1,550,211,000; 2001, $222,910,000; 2002, $655,729,000, 2003, $655,222,000 and 2004, $201,736,000.
These amounts include principal payments associated with capital lease obligations. The company has complied with restrictions and limitations included in the provisions of various loan and credit agreements. At February 27, 1999, retained earnings were not restricted as to payment of dividends by these provisions.

8. PROPERTY, PLANT AND EQUIPMENT

Depreciation and amortization generally are computed on a straight-line basis over the following estimated lives: buildings, 30 to 45 years; leasehold improvements, term of lease or useful lives of assets, whichever is shorter; and equipment, 3 to 15 years. Accelerated methods are used for income tax purposes. Depreciation and amortization of property, plant and equipment, which includes depreciation of assets recorded under capital leases, were $209,348,000 for 1999, $184,252,000 for 1998 and $120,751,000 for 1997. Additionally, assets and the related accumulated depreciation recorded under capital leases are included under the caption Property, Plant and Equipment in the consolidated balance sheet. Interest cost for the development of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. The company capitalized interest costs of $9,212,000 in 1999, $3,834,000 in 1998 and $1,897,000 in 1997.

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Start-up Activities". SOP 98-5 requires that certain one-time activities relating to opening a new facility introducing a new product line or service, conducting business in a new territory, conducting business with a new class of customers, initiating a new process in an existing facility, or commencing some new operation be expensed as incurred. This SOP is effective for financial statements for periods beginning after December 15, 1998. Initial application for this SOP should be reported as a change in accounting principle. The company is currently studying the provisions of SOP 98-5, and has not adopted such provisions in its February 27, 1999 consolidated financial statements.

9.  FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments at February 27, 1999 and February 28, 1998 are as follows:

---------------------------------------------------------------------------------------------------------------
In thousands of dollars                                           1999                         1998
---------------------------------------------------------------------------------------------------------------
                                                         Carrying      Fair Value     Carrying       Fair Value
                                                          Amount                      Amount
---------------------------------------------------------------------------------------------------------------
Commercial paper indebtedness                           $1,783,125     $1,783,125     $  400,000     $  400,000
Long-term indebtedness                                   3,071,326      3,298,436      2,103,236      2,263,751
Note receivable                                             20,000         20,000         20,000         20,000
---------------------------------------------------------------------------------------------------------------

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Commercial paper indebtedness:

The carrying amounts for commercial paper indebtedness approximate their fair market values.

Long-term indebtedness:

The fair values of long-term indebtedness are estimated based on the quoted market prices of the financial instruments. If quoted market prices were not available, the company estimated the fair value based on the quoted market price of a financial instrument with similar characteristics or based on the present value of estimated future cash flows using a discount rate on similar long-term indebtedness issued by the company.

Note receivable:

The carrying value of the note receivable approximates market.

10. RETIREMENT PLANS

The company and its subsidiaries have several retirement plans covering salaried employees and certain hourly paid employees. The retirement plans include a profit sharing retirement plan and other defined contribution plans. Contributions for the profit sharing plan are a percent of each covered employee's salary, as determined by the Board of Directors based on the company's profitability. Total expenses recognized for the profit sharing plan were $6,091,000 in 1999, $2,363,000 in 1998 and $5,124,000 in 1997. Employer
contributions for other defined contribution plans are generally based upon a percentage of employee contributions. The purpose of these plans is to provide additional financial security during retirement and to provide employees with an incentive to make regular savings. The expenses recognized for these plans were approximately $7,847,000 in 1999, $8,293,000 in 1998 and $4,707,000 in 1997.
Total expenses for other defined contribution plans for 1999 include costs related to PCS from the date of acquisition, which were not significant.

There are also several defined benefit plans that call for benefits to be paid to eligible employees based upon years of service with the company or formulas applied to their compensation. The company's funding policy is to contribute the minimum required by the Employee Retirement Income Security Act of 1974.

Net periodic pension cost for the defined benefit plans includes the following components:

--------------------------------------------------------------------------------------------------------------------
In thousands of dollars                                 Defined Benefit Pension Plan    Retiree Health Benefits Plan
--------------------------------------------------------------------------------------------------------------------
                                                         1999       1998       1997       1999      1998      1997
--------------------------------------------------------------------------------------------------------------------
Service cost                                            $ 5,363    $ 5,015    $ 2,088      $  57     $   -     $   -
Interest Cost                                             4,091      3,559      2,112         22         -         -
Expected return on plan assets                           (5,117)    (4,219)    (2,610)                   -         -
Amortization of unrecognized net transition (asset)        (160)      (160)      (160)                   -         -
Amortization of unrecognized prior service cost             473        390        245                    -         -
Amortization of unrecognized net (gain) loss               (202)         -         75                    -         -
--------------------------------------------------------------------------------------------------------------------
Pension expense                                         $ 4,448    $ 4,585    $ 1,750      $  79     $   -     $   -
--------------------------------------------------------------------------------------------------------------------

The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the company's defined benefit and retiree health benefits plans, as well as the funded status and amounts recognized in the company's balance sheet as of February 27, 1999 and February 28, 1998:

-----------------------------------------------------------------------------------------------------------------
In thousands of dollars                                                       Defined Benefit     Retiree Health
                                                                               Pension Plans      Benefits Plans
-----------------------------------------------------------------------------------------------------------------
                                                                               1999      1998      1999     1998
-----------------------------------------------------------------------------------------------------------------
Change in benefit obligations:
Benefit obligation at beginning of year                                      $58,048   $47,541    $     -   $   -
Service cost                                                                   5,363     5,015         57       -
Interest cost                                                                  4,091     3,559         22       -
Distributions                                                                 (6,097)   (2,764)        (5)      -
Purchase of PCS                                                               23,537         -      3,359       -
Change due to change in assumptions                                            1,486     2,017          -       -
Change due to plan amendment                                                     665     1,157          -       -
Actuarial (gain) loss                                                           (185)    1,523          -       -
------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                            $86,908   $58,048    $ 3,433   $   -
-----------------------------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at beginning of year                               $58,212   $49,604    $     -   $   -
Employer contributions                                                         7,315     1,964          5       -
Actual return on plan assets                                                  13,727     9,709          -       -
Purchase of PCS                                                               21,507         -          -       -
Distributions (including assumed expenses)                                    (6,744)   (3,065)        (5)      -
-----------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                     $94,017   $58,212    $     -   $   -
-----------------------------------------------------------------------------------------------------------------

Funded status                                                                $ 7,109   $   164    $(3,433)  $   -
Unrecognized net loss (gain)                                                  (7,369)     (908)         -       -
Unrecognized prior service cost                                                2,752     2,560          -       -
Unrecognized net transition (asset) or obligation                               (498)     (658)         -       -
-----------------------------------------------------------------------------------------------------------------
Prepaid or (accrued) pension cost recognized                                 $ 1,994   $ 1,158    $(3,433)  $   -
-----------------------------------------------------------------------------------------------------------------

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost                                                         $ 4,551   $ 3,825    $     -   $   -
Accrued pension liability                                                     (3,596)   (5,959)    (3,433)      -
Pension intangible asset                                                       1,039     2,505          -       -
Accumulated other comprehensive income                                             -       787          -       -
-----------------------------------------------------------------------------------------------------------------
Net amount recognized                                                        $ 1,994   $ 1,158    $(3,433)  $   -
-----------------------------------------------------------------------------------------------------------------

For the year ended February 27, 1999, the aggregate benefit obligation for plans with benefit obligations in excess of plan assets was $59,248,000 and the aggregate value of plan assets was $56,699,000. This compares to an aggregate benefit obligation of $29,003,000 and aggregate plan assets of $24,072,000 at February 28, 1998.

The significant actuarial assumptions used for all defined benefit pension plans excluding those assumed with the acquisition of PCS were as follows:

-------------------------------------------------------------------------------------------------
Percentage                                                               1999     1998      1997
-------------------------------------------------------------------------------------------------
Discount rate                                                            6.75     7.00      7.25
Rate of increase in future compensation levels                           4.50     4.75      5.00
Expected long-term rate of return on plan assets                         9.00     9.00      9.00
-------------------------------------------------------------------------------------------------

The defined benefit pension plans assumed with the PCS acquisition used a discount rate of 6.75 percent, an expected long-term rate of return on plan assets of 9.00 percent and an assumed rate of increase in future compensation levels of 5.90 percent.

Assets of the defined benefit plans are invested in a directed trust that invests in money market funds, corporate bonds, U.S. government obligations and common stock, including common stock of the company. Included in plan assets of the company's defined benefit retirement plans for the year ended February 27, 1999 was approximately $32,000 of common stock in the company.

Through its acquisition of PCS, the company also assumed a retiree health benefits plan that provides for certain health benefits at retirement for covered employees. Health care cost trend rates were assumed to increase at an annual rate of 6.5 percent in 1999 for participants under the age of 65, and decrease one-half percent per year to 5.0 percent in 2002 and thereafter. For participants over the age of 65, the rate was assumed to increase 5.0 percent in 1999 and thereafter.

The assumed health care cost trend rates have a significant effect on the retiree health benefits amounts reported. If these trend rates were to be increased by one percentage point each future year, the accumulated postretirement benefit obligation would increase by 15.0 percent and the aggregate service and interest cost components of the expense recognized in 1999 would increase by 17.7 percent. A one percentage point decrease in these rates would reduce the accumulated postretirement benefit obligation by 13.0 percent and the aggregate service and interest cost components of the expense recognized in 1999 would decrease by 15.2 percent.

11. LEASES

The company leases most of its retail stores under noncancellable operating leases, many of which expire within 10 to 15 years, as well as certain of its distribution facilities and other equipment. The approximate minimum rental commitments of $6,427,175,000 at February 27, 1999, are payable as follows:
2000, $512,759,000; 2001, $484,895,000; 2002, $455,570,000; 2003, $430,673,000;
2004, $403,522,000 and $4,139,756,000 thereafter. These amounts are net of sublease income on certain store leases, which is not significant. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income, was approximately $438,353,000 in 1999, $359,457,000 in 1998 and $211,359,000 in 1997. These
amounts include contingent rentals of $28,920,000, $23,628,000, and $13,158,000, respectively.

The company develops certain facilities through sale and leaseback arrangements. Proceeds from sale and leaseback programs were approximately $526,854,000 in 1999, $329,764,000 in 1998 and $105,270,000 in 1997. Deferred gains associated with these transactions were approximately $42,242,000 in 1999, $22,641,000 in 1998 and $6,153,000 in 1997 and are amortized to rent expense over the lease term. The company estimates that its capital expenditures for fiscal year 2000 will be approximately $450,000,000, mostly consisting of costs to complete the facility development projects including costs under noncancelable development contracts. The majority of the development costs will be incurred in 2000. Future minimum rental commitments associated with noncancellable operating leases for these facilities are included above. In addition, the company has agreed to lease certain facilities that presently are under construction or are in the process of renovation. The terms of these leases generally will commence upon completion of the building and will extend from seven to 22 years with options to renew for varying terms at market rents.

12. CAPITAL STOCK

At a Special Meeting of Stockholders held on February 22, 1999, an amendment to the company's Restated Certificate of Incorporation was approved to increase the authorized number of shares of common stock, $1.00 par value, from 300,000,000 to 600,000,000. Accordingly, the authorized capital stock of the company consists of 600,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having a par value of $1.00 per share. Preferred stock is issuable in series subject to terms established by the Board of Directors. As of February 27, 1999, no preferred stock had been issued.

On February 2, 1998, the Company effected a two-for-one stock split of the Company's common stock to stockholders of record at the close of business on January 20, 1998. The stock split increased the number of shares outstanding by 135,644,000 shares.

13. REDEEMABLE PREFERRED STOCK

In February 1999, Rite Aid Lease Management Company, a wholly-owned subsidiary of the company, sold 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share. The Class A Preferred Stock is mandatorily redeemable on April 1, 2019 at the redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Preferred Stock pays dividends quarterly on January 1, April 1, July 1 and October 1 of each year at a rate of 7.0 percent of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Preferred Stock may be adjusted under certain events. In the Consolidated Balance Sheet of the company, the outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $13,559,000. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders' equity using the interest method will be made so that the carrying amount equals the redemption amount on the mandatory redemption date. Rite Aid Lease Management Company is authorized to issue 213,000 shares, of which 150,000 shares were issued and outstanding.

In March 1998, RX Choice, Inc., a wholly-owned subsidiary of the company, issued 10,000 shares of Preferred Stock, par value $0.01, with a Liquidation Preference of $1,000 per share. Granted to the holder of each share of Preferred
Stock was an option ("Put Option") to sell to Rite Aid all or any portion of the Preferred Stock held by the holder on the date the Put Option is exercised. Each Put Option may be exercised any time after March 20, 2003 and before March 20, 2004. In addition, granted to the company was an option ("Call Option") to purchase from the holders of the Preferred Stock, all or any portion of the shares of Preferred Stock upon the exercise of the Call Option. The Call Option may be exercised by Rite Aid any time after March 20, 2004 and before March 20, 2005. The Preferred Stock carries a mandatory obligation to declare and pay preferential dividends at the rate of 7.70 percent per annum of the Liquidation Preference Per Share, payable quarterly on April 15, July 15, October 15 and January 15 of each year. As amended and restated, the articles of incorporation of RX Choice, Inc. authorize the issuance of 10,000 shares of preferred stock, of which, 10,000 shares have been issued and are outstanding.

14. RECONCILIATION OF NUMERATOR AND DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE

-----------------------------------------------------------------------------------------------------------------
In thousands of dollars except share and per share amounts                 1999          1998          1997
-----------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share:
Income before extraordinary loss                                      $     143,686    $    305,870    $    161,897
Extraordinary loss                                                                -              -          (45,157)
Cumulative dividends on preferred stock                                         793              -                -
--------------------------------------------------------------------------------------------------------------------
Net income available for common stockholders                          $     142,893    $    305,870    $    116,740
--------------------------------------------------------------------------------------------------------------------

Effect of dilutive securities
6.75% zero coupon convertible subordinated notes                      $           -    $      5,281    $      8,245
5.25 convertible subordinated notes                                               -           9,920               -
--------------------------------------------------------------------------------------------------------------------
Income available for common stockholders before extraordinary loss
 assuming dilution                                                    $     142,893    $    321,071    $    170,142
--------------------------------------------------------------------------------------------------------------------
Net income available for common stockholders assuming dilution        $     142,893    $    321,071    $    124,985
--------------------------------------------------------------------------------------------------------------------

Denominator:
Basic weighted average shares                                           258,499,000     250,638,000     184,422,000

Effect of dilutive securities:
Employee stock options                                                    4,855,000       5,512,000       2,450,000
6.75% zero coupon convertible subordinated notes                                  -       7,034,000      11,886,000
5.25 convertible subordinated notes                                               -       8,450,000               -
-------------------------------------------------------------------------------------------------------------------
Dilutive potential weighted average shares                                4,855,000      20,996,000      14,336,000
-------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares                                         263,354,000     271,634,000     198,758,000
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
Income available for common stockholders before extraordinary loss    $        0.55    $       1.22    $       0.88
Extraordinary loss                                                                -               -            (.25)
-------------------------------------------------------------------------------------------------------------------
Net income available for common stockholders                          $        0.55    $       1.22    $       0.63
-------------------------------------------------------------------------------------------------------------------

Diluted earnings per share
Income available for common stockholders before extraordinary loss    $        0.54    $       1.18    $       0.86
Extraordinary loss                                                                -               -            (.23)
-------------------------------------------------------------------------------------------------------------------
Net income available for common stockholders                          $        0.54    $       1.18    $       0.63
-------------------------------------------------------------------------------------------------------------------


15. STOCK OPTION AND STOCK AWARD PLANS

The company reserved 22,000,000 shares of its common stock for the granting of stock options and other incentive awards to officers and key employees under the 1990 Omnibus Stock Incentive Plan. Options may be granted, with or without stock appreciation rights (SARs), at prices that are not less than the fair market value of a share of common stock on the date of grant. The 1990 Plan provides for the Compensation Committee to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. The exercise of either a SAR or option automatically will cancel any related option or SAR. Under the Plan, the payment for SARs will be made in shares, cash or a combination of cash and shares at the discretion of the Compensation Committee. Following is a summary of stock option transactions for the three fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997:

-----------------------------------------------------------------------------------------
                                                                         Price per Share
                                                                    ---------------------
-----------------------------------------------------------------------------------------
                                                                                 Weighted
                                                               Shares            Average
----------------------------------------------------------------------------------------
Balance, March 2, 1996                                        6,116,578           10.58
Granted                                                       4,615,100           16.62
Exercised                                                      (551,802)           9.41
Canceled                                                       (128,726)           9.58

Balance, March 1, 1997                                       10,051,150           13.43
Granted                                                       2,426,500           15.21
Exercised                                                      (771,500)          12.60
Canceled                                                       (306,376)          12.89

Balance, February 28, 1998                                   11,399,774           13.88
Granted                                                       4,146,000           32.54
Exercised                                                      (633,575)          14.58
Canceled                                                       (239,500)          20.09

Balance, February 27, 1999                                   14,672,699           19.02
---------------------------------------------------------------------------------------

For various price ranges, weighted average characteristics of outstanding stock options at February 27, 1999 were as follows:

---------------------------------------------------------------------------------------------------------------
                                                      Outstanding Options              Exercisable Options
---------------------------------------------------------------------------------------------------------------
                                                         Remaining      Weighted                  Weighted
Range of exercise prices                      Shares    life (years)  Average Price   Shares    Average Price
---------------------------------------------------------------------------------------------------------------
$ 8.91 -  $12.69                             4,633,099         4.56       $  9.86    4,471,799      $  9.78
$13.88 -  $20.81                             5,695,350         4.76         16.34    4,411,500        16.49
$21.00 -  $31.50                             3,401,000         9.15         30.37       70,250        23.11
$31.625 - $46.88                               692,750         9.29         36.27          750        31.63
$47.50 -  $48.81                               250,500         9.88         47.62            -            -

-------------------------------------------------------------------------------------------------------------
$ 8.91 -  $48.81                            14,672,699         6.02       $ 19.02    8,954,299        13.19
-------------------------------------------------------------------------------------------------------------

The company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with the provisions of SFAS No. 123, the company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. If the company had elected to recognize compensation cost based upon the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

In thousands of dollars except per share amounts                                    1999      1998      1997
---------------------------------------------------------------------------------------------------------------
Net income available for common-stockholders - as reported                       $ 142,893  $ 305,870  $116,740
Net income available for common stockholders - pro forma                           131,312  $ 300,173  $114,300
Basic earnings per share - as reported                                           $     .55  $    1.22  $   0.63
Basic earnings per share - pro forma                                                   .51  $    1.20  $   0.62

Net income available for commons stockholders assuming dilution - as reported    $ 142,893  $ 321,071  $124,985
Net income available for common stockholders assuming dilution - pro forma         131,312  $ 315,374  $122,545
Diluted earnings per share - as reported                                         $     .54  $    1.18  $   0.63
Diluted earnings per share - pro forma                                                 .50  $    1.16  $   0.62
---------------------------------------------------------------------------------------------------------------

The pro forma amounts only take into account the options issued since March 5, 1995. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

--------------------------------------------------------------------------------------------------
                                                                        1999      1998      1997
--------------------------------------------------------------------------------------------------
Expected stock price volatility                                         30.7%      25.0%     23.0%
Expected dividend yield                                                  1.0        1.5       3.0
Risk-free interest rate                                                  5.6        6.0       5.5
Expected life of options                                              6.7 years  5 years   5 years

The average fair value of options granted during 1999, 1998 and 1997 was $12.36, $3.55 and $3.43, respectively.

16. BUSINESS SEGMENTS

The company operates in primarily two business segments; i) the Retail Drug segment, and ii) a Pharmacy Benefit Management ("PBM") segment, that includes other managed health care services and mail-order pharmacy services. The company's business segments are organized according to the products and services offered to its customers. The company's dominant segment is the Retail Drug segment, which consists of the operation of retail drugstores across the United States. The company's drugstores' primary business is pharmacy services, with prescription drugs accounting for 54.2 percent of total segment sales. In addition, the company's drugstores offer a full selection of health and personal care products, seasonal merchandise and a large private label product line.

The company also operates a PBM segment. Through its PBM segment, the company offers pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and selling other managed health care services to employers, health plans and their members and government-sponsored employee benefit programs.

Prior to fiscal 1999, the company operated one business segment, the Retail Drug segment.

The accounting policies of each segment are substantially the same as those described in Note 1 and Note 8. In addition, segments are evaluated based upon a profit or loss measurement on a FIFO basis. Accordingly, financial information for each segment is reported on this basis. The following table presents selected financial information for each business segment and a reconciliation to the selected financial information on a consolidated basis:

----------------------------------------------------------------------------------------------------------
                                                          Retail         PBM        LIFO      Consolidated
In Thousands                                              Segment      Segment     Charge       Totals
----------------------------------------------------------------------------------------------------------
1999:
 Net sales                                              $12,641,699  $   90,201   $      -    $12,731,900
 Interest expense                                           187,407       7,326          -        194,733
 Depreciation and amortization expense                      297,664       4,934          -        302,598
 Store closing and other charges                            282,810           -          -        282,810
 Income tax expense (benefit)                                65,841        (676)    (9,281)        55,884
 Extraordinary loss, net of tax                                   -           -          -              -
 Net income (loss)                                      $   169,494  $   (1,060)   (14,548)   $   143,686

 Total assets                                           $ 8,126,002  $2,295,739               $10,421,741
 Total expenditures for additions to long-lived assets  $   867,473  $    4,362               $   871,835
 Significant non-cash charges                           $   282,810  $        -               $   282,810
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
1998:
 Net sales                                              $11,375,105  $        -   $      -    $11,375,105
 Interest expense                                           159,752           -          -        159,752
 Depreciation and amortization expense                      274,194           -          -        274,194
 Store closing and other charges                                  -           -          -              -
 Income tax expense                                         214,948           -     (8,441)       206,507
 Extraordinary loss, net of tax                                   -           -          -              -
 Net income (loss)                                      $   318,374  $        -    (12,504)   $   305,870

 Total assets                                           $ 7,612,266  $        -               $ 7,612,266
 Total expenditures for additions to long-lived assets  $   541,050  $        -               $   541,050
 Significant non-cash charges                           $         -  $        -               $         -

---------------------------------------------------------------------------------------------------------
1997:
 Net sales                                              $ 6,970,201  $        -   $      -    $ 6,970,201
 Interest expense                                            96,473           -          -         96,473
 Depreciation and amortization expense                      168,064           -          -        168,064
 Store closing and other charges                             62,562           -          -         62,562
 Income tax expense                                         105,341           -     (6,113)        99,228
 Extraordinary loss, net of tax                              45,157           -          -         45,157
 Net income (loss)                                      $   126,715  $        -     (9,975)   $   116,740

 Total assets                                           $ 6,416,981  $        -               $ 6,416,981
 Total expenditures for additions to long-lived assets  $   428,256  $        -               $   428,256
 Significant non-cash charges                           $    62,562  $        -               $    62,562
---------------------------------------------------------------------------------------------------------


17. COMMITMENTS AND CONTINGENCIES

On March 12, 1999, the company announced that the preliminary estimate for fully diluted earnings per share for the fourth quarter would be approximately $0.30 to $0.32 as compared to the then existing First Call analysts' consensus estimates of $0.52 per share. Subsequent to the March 12 announcement, several purported class action lawsuits were commenced against the company, Martin Grass, Chairman, Chief Executive Officer and a director, Timothy Noonan, President, Chief Operating Officer and a director, Franklin Brown, Vice Chairman and a director, and Frank Bergonzi, Senior Executive Vice President and Chief Financial and Accounting Officer in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in these suits allege that the company failed to make prompt public disclosure of matters mentioned in the company's March 12 announcement that affected results for the fourth quarter and seek to recover damages on behalf of all purchasers of the company's common stock between December 14, 1998 and March 11, 1999. On April 18, 1999, the court approved a stipulation among counsel that, among other things, provided for consolidation of these suits. The company intends to deny the material allegations in these complaints and to defend these actions vigorously.




In May 1999, a shareholder filed a complaint in the United States District court for the Eastern District of Pennsylvania derivatively and on behalf of the company against the same officers and directors named in the class action lawsuits and also directors Alex Grass, Philip Neivert, Gerald Tsai, Leonard I. Green and Nancy A. Lieberman. The complaint alleges essentially the same wrongful acts as are alleged in the class action lawsuits and charges the defendants with mismanagement, waste of corporate resources and breach of fiduciary duty. The complaint also alleges that certain of the transactions discussed in the Current Report on Form 8-k filed by the company on February 9, 1999 constituted mismanagement, waste of corporate resources and breach of fiduciary duty. The plaintiffs seek indemnity and contribution on behalf of the companys from the individual defendants. Management believes that the resolution of these actions will not have a material effect on the Company's financial position, results of operation or liquidity.



The company is also the defendant in other claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are without merit or are of such nature or involve such amounts as would not have a material effect on the financial statements of the company if decided adversely. As of February 27, 1999, the company does not believe that it has a material, estimable, and probable liability regardless of insurance coverage. The company had outstanding letters of credit of $41,544,000 and $62,948,000 at February 27, 1999 and February 28, 1998, respectively.

18. INTERIM FINANCIAL RESULTS (Unaudited)

In thousands of dollars except per share amounts                                                     Year 1999
-----------------------------------------------------------------------------------------------------------------
                                                   First        Second        Third       Fourth
                                                  Quarter      Quarter       Quarter      Quarter        Year
-----------------------------------------------------------------------------------------------------------------
Sales                                            $3,032,681   $3,011,029    $3,122,930   $3,565,260   $12,731,900
Costs and expenses excluding store closing
 and other charges                                2,902,230    2,894,676     2,995,965    3,482,123    12,274,994
Store closing and other charges                           -      264,204        (7,298)         430       257,336
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                          130,451     (147,851)      134,263       82,707       199,570
Income taxes (benefit)                               52,179      (59,139)       53,705        9,139        55,884
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                $   78,272   $  (88,712)   $   80,558   $   73,568   $   143,686
-----------------------------------------------------------------------------------------------------------------

Basic earnings per share                         $      .30   $     (.34)   $      .31   $     0.28   $       .55

Diluted earnings per share                       $      .30   $     (.34)   $     0.31   $     0.28   $      0.54

Fourth quarter adjustments that significantly impact the company's operating results in fisal 1999 include the following items: reversal of capitalized project costs related to store planning, development, construction and other costs of $19.5 million; additional provision for closed store revenues of $49.8 million; change in estimate for unprocesssed advertising and purchase term discounts of $11.4 million; certain other charges of $15.8 million; income of ($35) million from the settlement of two lawsuits; adjustments to the current year exit plan for favorable store lease termination and closing costs of ($27.5) million; revision made to the store exit plan assumption based on actual store lease termination experience of ($21.9) million; and, the reversal of liabilities no longer required of ($21.0) million.

The impact of the adjustments to the previously reported results for the first three quarters are as follows:

In thousands of dollars                                                      Year 1999
---------------------------------------------------------------------------------------
                                                      First       Second         Third
                                                    Quarter      Quarter       Quarter
---------------------------------------------------------------------------------------
Costs and expenses excluding store closing and
 other charges
As previously reported                           $2,881,288   $2,901,244    $2,978,169
 Adjustments:                                        20,942       (6,568)       17,796
                                                 ----------   ----------    ----------
As restated                                       2,902,230    2,894,676     2,995,965

Store closing and other charges
As previously reported                                  -        264,204           -
 Adjustments:                                           -            -          (7,298)
                                                 ----------   ----------    ----------
As restated                                             -        264,204        (7,298)

Income before income taxes
As previously reported                              151,393     (154,419)      144,761
 Adjustments:                                       (20,942)      (6,568)       (10,498)
                                                 ----------   ----------    ----------
As restated                                         130,451     (147,851)      134,263

Income taxes
As previously reported                               60,556      (61,766)       57,904
 Adjustments:                                        (8,377)       2,627        (4,199)
                                                 ----------   ----------    ----------
As restated                                          52,179      (59,139)       53,705

Net Income
As previously reported                               90,837      (92,653)       86,857
 Adjustments:                                       (12,565       (3,941)       (6,299)
                                                 ----------   ----------    ----------
As restated                                      $   78,272   $  (88,712)   $   80,558
                                                 ----------   ----------    ----------

In thousands of dollars
----------------------------------------------------------------------------------------
                                                      First       Second         Third
                                                    Quarter      Quarter       Quarter
----------------------------------------------------------------------------------------
Adjustments to operating expenses:

Reversal of costs charged to acquisition
 accruals                                        $   15,933   $    3,992    $    2,657

Related to store planning, development,
 construction and other costs to current
 operating expense from reversal of
 capitalized project costs                            4,400        4,400         4,401

Adjustment of accounts receivable                                  1,373         1,373

Adjustment of depreciation expense                      609          609           609
                                                 ---------------------------------------
                                                 $   20,942    $  10,374    $    9,040
                                                 ---------------------------------------

Adjustments to Store Closing and Other Charges:           -            -    $    7,298
                                                 ---------------------------------------

Adjustments to cost of good sold:
 Allocation of inventory disposal costs                        $ (16,942)   $    8,756

                                                 ---------------------------------------
                                                 $        -    $ (16,942)   $    8,756
                                                 ---------------------------------------

In thousands of dollars except per share amounts                                                        Year 1998
-----------------------------------------------------------------------------------------------------------------
                                                      First       Second         Third       Fourth
                                                    Quarter      Quarter       Quarter      Quarter          Year
-----------------------------------------------------------------------------------------------------------------
Sales                                            $2,664,600   $2,634,200    $2,885,666   $3,190,639   $11,375,105
Costs and expenses                                2,551,838    2,544,190     2,772,164    2,994,536    10,862,728
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                          112,762       90,010       113,502      196,103       512,377
Income taxes                                         45,444       36,275        45,741       79,047       206,507
-----------------------------------------------------------------------------------------------------------------
Net income                                       $   67,318   $   53,735    $   67,761   $  117,056   $   305,870
-----------------------------------------------------------------------------------------------------------------

Basic earnings per share                         $     0.27   $     0.22    $     0.27   $     0.45   $      1.22

Diluted earnings per share                       $     0.27   $     0.21    $     0.26   $     0.43   $      1.18

The company made adjustments to its previously reported results of operations for fiscal year 1998. Distribution costs previously recorded to a reserve were reclassified and charged to operating expenses. Adjustments were made to goodwill amortization resulting from purchase accounting goodwill adjustments. A gain recorded on the sale of the Ontario, California distribution center was reclassified to a purchase accounting goodwill adjustment. The impact of these previously reported adjustments to the quarters were as follows:

In thousands of dollars                                                                                 Year 1998
-----------------------------------------------------------------------------------------------------------------
                                                      First       Second         Third      Fourth As previously
                                                    Quarter      Quarter       Quarter      Quarter          Year
-----------------------------------------------------------------------------------------------------------------
Costs and expenses
As previously reported                           $2,550,294   $2,532,669    $2,771,942   $2,990,159   $10,845,064
 Adjustments:                                         1,544       11,521           222        4,377        17,664
                                                 ----------   ----------    ----------   ----------   -----------
   As restated                                    2,551,838    2,544,190     2,772,164    2,994,536    10,862,728


Income before income taxes
As previously reported                              114,306      101,531       113,724      200,480       530,041
 Adjustments:                                        (1,544)     (11,521)         (222)      (4,377)      (17,664)
                                                 ----------   ----------    ----------   ----------   -----------
As restated                                         112,762       90,010       113,502      196,103       512,377

Income taxes
As previously reported                               46,065       40,918        45,830       80,793       213,606
 Adjustments:                                          (621)      (4,643)          (89)      (1,746)       (7,099)
                                                 ----------   ----------    ----------   ----------   -----------
As restated                                          45,444       36,275        45,741       79,047       206,507

Net Income
As previously reported                               68,241       60,613        67,894      119,687       316,435
 Adjustments:                                          (923)      (6,878)         (133)      (2,631)      (10,565)
                                                 ----------   ----------    ----------   ----------   -----------
As restated                                      $   67,318   $   53,735    $   67,761   $  117,056   $   305,870
                                                 ----------   ----------    ----------   ----------   -----------

In thousands of dollars                                                                                 Year 1998
-----------------------------------------------------------------------------------------------------------------
                                                      First       Second         Third       Fourth
                                                    Quarter      Quarter       Quarter      Quarter          Year
-----------------------------------------------------------------------------------------------------------------
Adjustments to operating expenses:

Reverse exit cost accrual in fiscal 1997
 related to a disposal of distribution
 center, and record the expenses in fiscal 1998  $    1,615   $      144    $      142   $      297   $     2,198

Additional liability for termination benefits
 related to distribution center closing                                                       4,000         4,000

Adjustments to goodwill amortization resulting
 from purchase accounting goodwill adjustments          (71)         (71)           80           80            18

Reverse Income recorded on sale of Ontario,
 California distribution center to reflect
 gain as a purchase price adjustment                              11,448                                   11,448
                                                 ----------------------------------------------------------------
                                                 $    1,544   $   11,521    $      222   $    4,377   $    17,684
                                                 ----------------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                   PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as an unnumbered item pursuant to General Instruction G(3)), Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 30, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

     (a)  1.  The following consolidated financial statements of the Company are included in Part II, Item 8:
                   Independent Auditors' Report...............................20
                   Consolidated Balance Sheets, February 27, 1999
                       and February 28, 1998..................................20
                   Consolidated Statements of Income - Years ended
                       February 27, 1999, February 28, 1998 and
                       March 1, 1997..........................................21
                   Consolidated Statements of Cash Flows - Years ended
                       February 27, 1999, February 28, 1998 and
                       March 1, 1997..........................................23
                   Consolidated Statements of Stockholders' Equity -
                       Years ended February 27, 1999, February 28, 1998
                       and March 1, 1997......................................22
                   Notes to Consolidated Financial Statements.................24

          2. The following financial statement schedules and other information required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:
                   Schedule II - Valuation and Qualifying Accounts
                   Independent Auditors' Report

          All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements of notes thereto.

          Financial statements of 50% or less owned companies have been omitted since they do not constitute significant subsidiaries.

          3.  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

              Exhibit                                                                    Incorporation
              Numbers             Description                                            by Reference to
              -------             --------------                                         ---------------
              (2)                 Not Applicable                                         -

              (3)(i)              Restated Certificate of Incorporation                  Exhibit (4.1) to Form S-3
                                  dated December 12, 1996                                filed January 10, 1997
                                  Amendment to Restated Certificate of                   Filed herewith
                                  Incorporation dated February 22, 1999
                 (ii)             By-laws                                                Exhibit (3a) to Form S-1
                                                                                         Registration Statement
                                                                                         filed April 26, 1968
                                  Amendments to By-laws approved                         Exhibit (3) to Form 10-K
                                  April 6, 1983                                          filed May 29, 1983

              (4)                 The rights of security holders of registrant are       -
                                  defined by a) the Laws of the State of Delaware,
                                  b) the Certificate of Incorporation of registrant
                                  and c) the By-laws of registrant.  The Certificate of
                                  Incorporation and By-laws of registrant are hereby
                                  incorporated by reference in accordance with
                                  Exhibit (3) above.

              (9)                 Not Applicable                                         -
              (10)(i)             Material Contracts - Agreement with McKesson           Exhibit (10) to Form 10-Q
                                  Dated April 10, 1998                                   filed July 2, 1998
                  (ii)            Salary Continuation Agreement with                     Exhibit (10)(iii) to Form
                                  Key Officers*                                          10-K filed May 29, 1983
                  (iii)           1990 Omnibus Stock Incentive Plan,                     Exhibit 4 to Form S-8
                                  as amended*                                            filed July 12, 1996.
                  (iv)            Annual Performance-Based Incentive                     Included in Proxy

                             Program*                                               Statement dated June 7, 1995
                    (v)      Deferred Compensation Agreement*                       Exhibit (10)(iii) to Form
                                                                                         10-K filed May 31, 1996
               (11)          Statements re Computation of Per Share Earnings        Included herein

               (12)          Statements re Computation of Ratios                    Included herein

               (13)          1999 Annual Report to Stockholders                     Item 8. of this Form 10-K

               (16)          Not Applicable                                         -

               (18)          Not Applicable                                         -

               (21)          Subsidiaries of the registrant                         Included herein

               (23)          Consent of Independent Certified Public                Included herein
                             Accountants

               (24)          Not applicable                                         -

               (27)          Financial Data Schedules                               Included herein
                             (EDGAR Filing Only)

               (27.1)        Restated Financial Data Schedule                       Included herein
                             (EDGAR Filing Only)

               (28)          Not Applicable                                         -

               * Constitutes a compensatory plan or arrangement required to be filed with this Form.

     (b)  Reports on Form 8-K

          (i) Rite Aid Corporation filed a Current Report on Form 8-K on January 19, 1999 regarding its intended acquisition of PCS Health Systems, Inc. Included in the Current Report were the following PCS financial statements:

                    a. Consolidated Balance Sheets (Audited) for the years ended December 31, 1998, 1997 and 1996

                    b. Consolidated Statements of Operations (Audited) for the years ended December 31, 1998, 1997 and 1996

                    c. Consolidated Statements of Shareholders' Equity (Audited) for the years ended December 31, 1998, 1997 and 1996

                    d. Consolidated Statements of Cash Flows (Audited) for the years ended December 31, 1998, 1997 and 1996

                    e. Consolidated Balance Sheets (Unaudited) for the nine months ended September 30, 1998, 1997 and 1996

                    f. Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 1998, 1997 and 1996

                    g. Consolidated Statements of Shareholders' Equity (Unaudited) for the nine months ended September 30, 1998, 1997 and 1996

                    h. Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1998, 1997 and 1996

          (ii) Rite Aid Corporation filed a Current Report on Form 8-K on February 9, 1999 which disclosed the results on an internal review of related party transactions.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 1, 1999                RITE AID CORPORATION


                                    By: /s/ Martin L. Grass
                                    ----------------------------------------
                                    Martin L. Grass, Chairman of
                                    the Board of Directors and
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 1, 1999        /s/ Martin L. Grass                  June 1, 1999
                  -----------------------------------                   -----------------------------
                    Martin L. Grass                                      Philip Neivert
                    Chairman of the Board of                             Director
                    Directors, Chief Executive
                    Officer and Director

June 1, 1999        /s/ Timothy J. Noonan                June 1, 1999   /s/ Nancy A. Liberman
                  -----------------------------------                   -----------------------------
                    Timothy J. Noonan                                    Nancy A. Lieberman
                    President, Chief Operating                           Director
                    Officer and Director

June 1, 1999       /s/ Frank M. Bergonzi                 June 1, 1999   /s/ Leonard N. Stern
                  -----------------------------------                   -----------------------------
                    Frank M. Bergonzi                                    Leonard N. Stern
                    Chief Financial Officer                              Director
                    and Chief Accounting
                    Officer

June 1, 1999      /s/ William J. Bratton                 June 1, 1999   /s/ Preston Robert Tisch
                  -----------------------------------                   -----------------------------
                    William J. Bratton                                   Preston Robert Tisch
                    Director                                             Director

June 1, 1999      /s/ Franklin C. Brown                  June 1, 1999
                  -----------------------------------                   -----------------------------
                    Franklin C. Brown                                    Gerald Tsai, Jr.
                    Director                                             Director

June 1, 1999
                  -----------------------------------
                    Alex Grass
                    Director

June 1, 1999
                  -----------------------------------
                    Leonard I. Green
                    Director

                     RITE AID CORPORATION AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED FEBRUARY 27, 1999, FEBRUARY 28, 1998 AND MARCH 1, 1997
                            (Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                  Balance at      Additions        Additions
                                                  Beginning      Charged to        Charged to                     Balance at
Allowances deducted from accounts receivable          of          Costs and          Other                          End of
 for estimated uncollectible amounts:               Period        Expenses          Accounts       Deductions       Period
-----------------------------------------------------------------------------------------------------------------------------
Year ended February 27, 1999                       $14,096         16,123           9,229 (c)        21,443         $18,005

Year ended February 28, 1998                       $14,583         11,001           1,800 (b)        13,288         $14,096

Year ended March 1, 1997                           $ 5,545         13,178           7,503 (a)        11,643         $14,583
-----------------------------------------------------------------------------------------------------------------------------

(a) Allowance for estimated uncollectible accounts acquired through the acquisition of Thrifty PayLess Holdings, Inc. on December 12, 1996.

(b) Allowance for estimated uncollectible accounts acquired from Harco, Inc. and K&B, Incorporated on August 27, 1997.

(c) Allowance for estimated uncollectible accounts acquired from PCS Health Systems Inc. on January 22, 1999.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Rite Aid Corporation:

Under date of May 28, 1999, we reported on the consolidated balance sheets of Rite Aid Corporation and subsidiaries as of February 27, 1999 and February 28, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended February 27, 1999. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (Item 14). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP


Harrisburg, Pennsylvania
May 28, 1999

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

3(i)           Amendment to Restated Certificate of Incorporation

11             Statement Regarding Computation of Per Share Earnings.

12             Statement Regarding Computation of Ratios of Earnings to Fixed
               Charges.

21             Registrant's Subsidiaries.

23             Consent of Independent Certified Public Accountants.

27             Financial Data Schedule for the Year Ended February 27, 1999.
               (EDGAR filing only)

27.1 Restated Financial Data Schedule for the Year Ended February 28, 1998 (EDGAR filing only)