Form 10-Q
period 1999-05-29
RITE AID CORP
filed 1999-07-13
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 29, 1999

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

                                              /X/  YES         / /   NO


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The registrant had 258,907,899 shares of its $1.00 par value Common Stock outstanding as of June 26, 1999.

                              RITE AID CORPORATION



                                      INDEX

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:

               Condensed Consolidated Balance Sheets May 29, 1999 and February 27, 1999               2

               Condensed Consolidated Statements of Income
                 Thirteen Weeks Ended May 29, 1999 and May 30, 1998                                   3

               Condensed Consolidated Statements of Cash Flows
                 Thirteen Weeks Ended May 29, 1999 and May 30, 1998                                   4

               Notes to Condensed Consolidated Financial Statements                                   5

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                                             9

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            13

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                                                     14

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   14

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                      15

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS:

                      RITE AID CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                 May 29, 1999    Feb. 27, 1999
                                                                                 ------------    -------------
                                                                                 (Unaudited)
     CURRENT ASSETS
     Cash                                                                        $    71,414       $    82,949
     Accounts and notes receivable                                                   634,601           749,606
     Inventories                                                                   3,033,619         2,893,143
     Prepaid expenses and other current assets                                        94,048            76,653
                                                                                 -----------       -----------
     TOTAL CURRENT ASSETS                                                          3,833,682         3,802,351
                                                                                 -----------       -----------

     Property, plant and equipment, at cost                                        4,066,384         3,830,576
     Accumulated depreciation                                                        989,164           962,523
                                                                                 -----------       -----------
     PROPERTY, PLANT AND EQUIPMENT, NET                                            3,077,220         2,868,053
                                                                                 -----------       -----------

     Intangible assets                                                             3,559,144         3,547,463
                                                                                 -----------       -----------
     Other assets                                                                    207,768           203,874
                                                                                 -----------       -----------
     TOTAL ASSETS                                                                $10,677,814       $10,421,741
                                                                                 ===========       ===========

     CURRENT LIABILITIES
     Short-term debt and current maturities of long-term debt                    $ 1,550,523       $ 1,550,211
     Accounts payable                                                              1,442,869         1,455,516
     Other current liabilities                                                       679,157           684,751
                                                                                 -----------       -----------
     TOTAL CURRENT LIABILITIES                                                     3,672,549         3,690,478
                                                                                 -----------       -----------

     Convertible subordinated notes                                                  649,986           649,991
     Long-term debt and capital lease obligations, less current maturities         2,862,722         2,654,249
     Other noncurrent liabilities                                                    457,960           449,732

     Redeemable preferred stock                                                       29,253            23,559
     STOCKHOLDERS' EQUITY
     Preferred stock, par value $1 per share                                            --                --
     Common stock, par value $1 per share                                            258,904           258,862
     Additional paid-in capital                                                    1,360,763         1,360,219
     Retained earnings                                                             1,385,677         1,334,651
     Accumulated other comprehensive income                                             --                --
                                                                                 -----------       -----------
     TOTAL STOCKHOLDERS' EQUITY                                                    3,005,344         2,953,732
                                                                                 -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $10,677,814       $10,421,741
                                                                                 ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999


ITEM 1.           FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                             Thirteen           Thirteen
                                                          Weeks Ended        Weeks Ended
                                                         May 29, 1999       May 30, 1998
                                                         ------------       ------------
     Sales                                               $  3,624,500       $  3,032,681
     Costs and expenses:
     Costs of goods sold including occupancy costs          2,663,531          2,202,204
     Selling, general and administrative expenses             726,661            649,294
     Goodwill amortization expense                             20,252             10,079
     Interest expense                                          72,914             40,653
                                                         ------------       ------------
                                                            3,483,358          2,902,230
                                                         ------------       ------------
     Income before income taxes                               141,142            130,451
     Income taxes                                              60,127             52,179
                                                         ------------       ------------
     Net income                                          $     81,015       $     78,272
                                                         ============       ============

     Basic earnings per share                            $        .31       $        .30
                                                         ============       ============
     Diluted earnings per share                          $        .31       $        .30
                                                         ============       ============

     Cash dividends paid per common share                $      .1150       $      .1075
                                                         ============       ============

     Basic weighted average shares                        258,876,000        258,271,000
                                                         ============       ============
     Diluted weighted average shares                      280,315,000        282,842,000
                                                         ============       ============

See accompanying notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999

ITEM 1.           FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                                 Thirteen         Thirteen
                                                              Weeks Ended      Weeks Ended
                                                             May 29, 1999     May 30, 1998
                                                             ------------     ------------
     OPERATING ACTIVITIES
     Income before income taxes                                $ 141,142        $ 130,451
     Depreciation and amortization                                93,537           76,892
     Other                                                         3,509           (3,447)
     Changes in operating assets and liabilities                (116,323)        (220,773)
                                                               ---------        ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         121,865          (16,877)
                                                               ---------        ---------

     INVESTING ACTIVITIES
     Purchase of property, plant and equipment                  (268,143)        (200,729)
     Purchases of businesses, net of cash acquired               (24,503)            --
     Intangible assets acquired                                  (24,728)         (18,717)
                                                               ---------        ---------
     NET CASH USED IN INVESTING ACTIVITIES                      (317,374)        (219,446)
                                                               ---------        ---------

     FINANCING ACTIVITIES
     Net proceeds of commercial paper borrowings                 212,037          292,711
     Cash dividends paid                                         (29,964)         (27,818)
     Other financing activities                                    1,901           (7,737)
                                                               ---------        ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                   183,974          257,156
                                                               ---------        ---------

     INCREASE (DECREASE) IN CASH                                 (11,535)          20,833
     CASH AT BEGINNING OF PERIOD                                  82,949           90,968
                                                               ---------        ---------
     CASH AT END OF PERIOD                                     $  71,414        $ 111,801
                                                               =========        =========

See accompanying notes to condensed consolidated financial statements.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999

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

         The results of operations for the thirteen-week period ended May 29, 1999 are not necessarily indicative of the results to be expected for the full year. Also, certain reclassifications have been made to the prior quarter condensed consolidated financial statements to conform to the classifications of the condensed consolidated financial statements for the thirteen weeks ended May 29, 1999. The results for the thirteen weeks ended May 30, 1998 have been restated as disclosed in the company's annual report on Form 10-K for the year ended February 27, 1999.


NOTE 2 -- EARNINGS PER SHARE

         The company determines earnings per share in accordance with the provisions of Statements of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 requires restatement of all prior-period earnings per share data presented.

         Following is a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation:

                                                                       13 Weeks Ended    13 Weeks Ended
   (In thousands of dollars)                                             May 29, 1999      May 30, 1998
                                                                         ------------     -------------
     Net income                                                              $ 81,015          $ 78,272
     Cumulative preferred stock dividends                                         565              --
                                                                             --------          --------
     Net income available for common stockholders                            $ 80,450          $ 78,272
                                                                             --------          --------
     Interest expense assuming dilution                                         5,158             5,392
                                                                             --------          --------
     Net income available for common stockholders assuming dilution          $ 85,608          $ 83,664
                                                                             ========          ========

     Basic weighted average shares                                            258,876           258,271
     Employee stock options assuming dilution                                   3,453             6,584
     Convertible debt assuming dilution                                        17,986            17,987
                                                                             --------          --------
     Diluted weighted average shares                                          280,315           282,842
                                                                             ========          ========


NOTE 3 - COMPREHENSIVE INCOME

         The company adopted SFAS No. 130 "Reporting Comprehensive Income" during the quarter ended May 30, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income. Comprehensive income was $81,015,000 and $78,272,000 for the thirteen weeks ended May 29, 1999 and May 30, 1998, respectively.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999


ITEM 1.           FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - BUSINESS SEGMENTS

         The company operates in two business segments; i) a Retail Drug segment, and ii) a Pharmacy Benefit Management ("PBM") segment, that includes other managed health care services and mail-order pharmacy services. The company's business segments are organized according to the products and services offered to its customers. The company's dominant business segment is the operation of retail drugstores across the United States, with pharmacy services forming the core of the business. In addition, through its acquisition of PCS in the fourth quarter of fiscal 1999, the company operates a PBM segment which offers pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and selling other managed health care services to employers, health plans and their members and government-sponsored employee benefit programs. Prior to its acquisition of PCS, the company operated one business segment, the Retail Drug segment.

         The following table presents selected financial information for the Retail Drug and PBM business segments:

              -------------------------------------------------------   --------------------------------------------------
                       Thirteen weeks ended May 29, 1999                          Thirteen weeks ended May 30, 1998
              -------------------------------------------------------   --------------------------------------------------
                    Retail            PBM      LIFO     Consolidated       Retail         PBM        LIFO     Consolidated
(In 000's)         Segment        Segment    Charge           Totals      Segment     Segment      Charge           Totals
--------------------------------------------------------------------    ------------------------ ----------- -------------
Net sales        $ 3,363,600    $   260,900   $   --     $ 3,624,500    $ 3,032,681   $  --       $   --     $ 3,032,681
Net income       $    87,596    $    (1,433)  $ (5,148)  $    81,015    $    83,048   $  --       $ (4,776)  $    78,272
Total assets     $ 8,456,926    $ 2,220,888   $   --     $10,677,814    $ 7,803,400   $  --       $   --     $ 7,803,400
--------------   -----------    -----------   --------   -----------    -----------    ---------  --------   -----------


NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS

         In the quarter ended May 29, 1999, the company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance concerning recognition and measurement of costs associated with developing or acquiring computer software for internal use. The company also adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance concerning the accounting treatment of certain costs of start-up activities. Adoption of these standards did not have a significant impact on the company's financial statements.

         In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, "Accounting for Futures Contracts, "SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments." In addition, it amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No.
105. SFAS 133 is effective for financial statements for periods beginning after June 15, 1999, however, the FASB has an exposure draft that will delay the implementation of the SFAS until June 30, 2000. The company is studying the provisions of SFAS 133 and has not adopted such provisions in its May 29, 1999 consolidated financial statements.


NOTE 6 -- STORE CLOSING AND OTHER COSTS

         During the quarter ended August 29, 1998, the registrant recorded pre-tax charges of $289,700,000 for the closing of 379 stores and other charges for its retail drug segment. These charges principally related to a strategic exit plan that included

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999

ITEM 1.           FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


vacating certain markets, closing bantam East Coast stores and consolidating certain other store locations. The components of the pre-tax charges were comprised of the following: (i) $25,500,000 relating to certain incremental costs associated with the disposal of inventory, including the use of liquidators, which were included as a component of cost of goods sold; (ii) $144,800,000 for the present value of noncancellable lease payments and related contractual obligations, net of estimates for sublease income; (iii) $94,200,000 for impairment losses associated with land, buildings, fixtures and leasehold improvements, prescription files, lease acquisition costs and goodwill; and (iv) $25,200,000 for noncancellable lease obligations and ancillary costs of stores closed at the beginning of fiscal 1999 that were identified in conjunction with the assessment of store closing obligations for the strategic exit plan during fiscal 1999.

         During the third quarter of 1999, the company reevaluated certain planned store closings and made the determination to keep certain of those stores open. The liability associated with the stores designated to remain open was approximately $7,300,000, which was reversed in the third quarter.

         During the fourth quarter of fiscal 1999, the accrued liability for the 1999 exit plan was reduced by $27,500,000 as a result of favorable store lease terminations and closing costs. The company also reduced the accrued liability by $21,900,000 as a result of revisions to the 1999 store exit plan assumptions based on favorable store lease termination experience. At February 27, 1999, the remaining accrued liability relating to the strategic exit plan was approximately $69,100,000. In addition, during 1999, the company increased the accrued liability for stores closed prior to 1999 by $42,800,000. The remaining liability at February 27, 1999 for these stores, which were not a part of the strategic exit plan, was $67,612,000. Including the remaining accrued liability related to the strategic exit plan, the total accrued liability for closed stores at February 27, 1999 was $136,712,000.

         During the first quarter of fiscal 2000, the company recorded a charge for stores closed during the quarter of $17,890,000, which consisted of: (i) $14,057,000 for the present value of noncancellable lease obligations and related contractual obligations, and (ii) $3,833,000 for impairment losses associated with lease acquisition costs, leasehold improvements and furniture and fixtures. The company also made the determination to keep certain other stores open which were a part of the strategic exit plan to close 379 stores which resulted in a favorable adjustment of $10,994,000 for a net pre-tax charge to income for the first quarter of approximately $6,896,000. During the quarter, the company also utilized $17,177,000 for lease terminations, lease payments and other ancillary costs, and increased the reserve by $1,331,000 for stores which the Company does not intend to operate that were acquired in the Edgehill acquisition. The accrued liability for closed stores, including the charge taken in fiscal 1999 for the strategic exit plan as well as the accrued liability for previously closed stores was $123,929,000 at May 29, 1999.


NOTE 7 -- COMMITMENTS AND CONTINGENCIES

         On March 12, 1999 the company announced that the preliminary estimate for fully diluted earnings per share for the fourth quarter of fiscal 1999 would be approximately $0.30 to $0.32 as compared to the then existing First Call analyst's consensus estimates of $0.52 per share. Subsequent to the March 12 announcement, several purported class action lawsuits were commenced against the company, Martin Grass, Chairman, Chief Executive Officer and a director, Timothy Noonan, President, Chief Operating Officer and a director, Franklin Brown, Vice Chairman and a director, and Frank Bergonzi, Senior Executive Vice President and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in these suits allege that the company failed to make prompt public disclosure of matters mentioned in its March 12 announcement that affected results for the fourth quarter and seek to recover damages on behalf of all purchasers of the company's common stock between December 14, 1998 and March 11, 1999. On April 18, 1999, the court approved a stipulation among counsel that, among other things, provided for consolidation of these suits. The company intends to deny the material allegations in these complaints and to defend these actions vigorously.

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

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999


ITEM 1.           FINANCIAL STATEMENTS:  (CONTINUED)

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The company also has outstanding letters of credit as of May 29, 1999. In addition, the company is the defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance, or if not so covered, are without merit or are of such nature or involve such amounts as would not have a material effect on the financial statements of the company if decided adversely. The company, regardless of insurance coverage, does not believe it has a material, estimable, and probable liability in regard to these claims and lawsuits as of May 29, 1999. The company guarantees certain lease obligations for stores and properties sold to others.


NOTE 8 -- SUBSEQUENT EVENTS

         In June 1999, the company signed a ten-year agreement with General Nutrition Centers, Inc. and drugstore.com that will result in a 25.3% ownership in drugstore.com, for a cash investment of $7,600,000 as well as other marketing commitments and obligations.

         Also in June 1999, the company sold its interest in Diversified Prescription Delivery LLC ("DPD"), a mail-order pharmacy unit joint venture it had started with Diversified Pharmaceutical Services, Inc. in October 1996. The company received proceeds of $25,000,000 and other consideration for its interest in DPD, which the company had accounted for using the equity method of accounting. The income statement impact of this transaction is not expected to be material.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

         Sales for the thirteen-week period ended May 29, 1999 were $3,624.5 million compared to $3,032.7 million in the same period last year, representing an increase of 19.5%. Included in total sales for the period were revenues attributable to PCS Health Systems, Inc. of $260.9 million. Same-store sales for the quarter ended May 29, 1999, increased 10.0% as compared to the year-ago period reflecting a 16.2% increase in pharmacy comparable sales and a 2.6% increase in front-end same-unit sales, which are all non-pharmacy sales. Prescription sales accounted for 58.2% of drugstore sales for the quarter, compared to 53.5% last year. Third party prescription sales, which represent prescription sales that are paid by a person or entity other than the recipient of the prescribed pharmaceutical and are generally subject to negotiated reimbursement rates in conjunction with a pharmacy benefit plan, were 87.1% of pharmacy sales compared to 84.6% last year. During the quarter the company added or acquired 52 drugstores, closed 20 smaller outlets and expanded or relocated 52 units. Stores in operation at the end of the quarter totaled 3,853.

         As a percentage of sales, cost of goods sold including occupancy costs were 73.5% for the thirteen-week period ended May 29, 1999, compared to 72.6% for the same period in the previous year. The company continues to experience a mix shift between prescription and front-end sales at its retail drugstores, and consequently, a decline in overall gross margins resulted for the thirteen-week period ended May 29, 1999, because prescription gross margins are lower than front-end gross margins. Also impacting gross margins were increases in occupancy costs. Front-end sales to total sales declined to 41.8% of sales for the thirteen weeks ended May 29, 1999 compared to 46.5% in the prior year. Also, front-end shrinkage expense increased $1.0 million from the prior year to $13.5 million or .40% of total drugstore sales. Pharmacy gross profit margins increased slightly when compared to the same period in the prior year, despite an increase in third party sales to total prescription sales. The company uses the LIFO inventory method that requires interim estimates of annual inflation rates. Accordingly, costs of goods sold included a LIFO provision of $9.0 million for the thirteen weeks ended May 29, 1999, compared to $8.0 million in the same period last year. The LIFO method of valuing inventory had the effect of reducing net income $ .02 per diluted share for the 13-week periods ended May 29, 1999 and May 30, 1998.

         Selling, general and administrative expenses, excluding closed store expenses were $719.8 million or 19.8% of sales for the quarter, compared to $649.3 million or 21.5% of sales for the comparable period last year. The favorable decline in the current year operating expense ratio resulted from strong East Coast same-store sales that creates expense leverage.

         Goodwill amortization expenses increased to $20.3 million for the thirteen weeks ended May 29, 1999 compared to $10.1 million last year. The increase in goodwill amortization is directly attributable to the acquisition of PCS, which occurred in January 1999. Whereas the thirteen weeks ended May 30, 1998 contained no goodwill amortization for PCS, the quarter ended May 29, 1999 had goodwill amortization expenses of approximately $10.3 million. The company's balance sheet as of May 29, 1999 includes goodwill amounting to approximately 29.1% of total assets and 103.4% of stockholders' equity. Approximately 52.2% or $1.6 billion of this goodwill resulted from the acquisition of PCS. The company has determined that the useful life of goodwill recorded with the PCS acquisition is no less than 40 years, and accordingly, that goodwill is being amortized over a 40-year period. There is risk that this determination will prove to have been incorrect and the company will be amortizing this goodwill over too long a period. If this occurs, the company's earnings this year, and in the years following will have been overstated, and, in later years, the company will be burdened with a continuing charge to earnings without a corresponding benefit to income. If management determines in a later year that the company is no longer receiving the benefit of this goodwill, the company may have to write off the remaining goodwill in that year, resulting in a reduction in earnings for that fiscal year. The company reviewed the anticipated cash flows and other factors when considering the cost the company was willing to incur to purchase PCS and concluded that anticipated future cash flows associated with the intangible assets acquired would continue indefinitely. Additionally, management has found no persuasive evidence that any material portion of these intangible assets will be depleted in less than 40 years, however, no assurance can be given that this determination will prove to be correct. The goodwill recorded with the PCS acquisition was based on the company's preliminary purchase price allocation. The final purchase price allocation is subject to change based upon any appraisals or evaluations, although any potential changes are not expected to be material.

         During the quarter ended May 29, 1999, the company recorded a net store closing charge of $6.9 million. Included in the charge were total pre-tax expenses for stores closed during the quarter of $17.9 million that included asset write-offs of lease acquisition costs, leasehold improvements and furniture and fixtures of $3.8 million. The remaining charge of $14.1 million was to accrue for the present value of noncancellable lease obligations and related contractual obligations at the stores that were closed. These charges were partially offset by a favorable adjustment of $11.0 million to the accrued liability from the strategic

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


exit plan to close 379 stores recorded in fiscal 1999. The company made the determination to keep certain stores open from the exit plan that resulted in the pre-tax adjustment. During the quarter, the company also utilized $17.2 million for lease terminations, lease payments and ancillary costs, and increased the reserve $1.3 million for stores which the company does not intend to operate that were acquired in the Edgehill acquisition. The accrued liability for closed stores, including the charge taken in fiscal 1999 for the strategic exit plan as well as the accrued liability for previously closed stores was $123.9 million at May 29, 1999.

         Interest expense increased to $72.9 million for the quarter, compared to $40.7 million last year. The increase in interest expense resulted from higher weighted average borrowings this year compared to the same period last year. The higher borrowings this year are the result of the acquisition of PCS in the fourth quarter as well as borrowings related to the store development program last year, and additional borrowings during the quarter to complete store development and acquisition projects that were already underway at the end of fiscal 1999. The weighted average interest rates on the company's commercial paper were approximately 5.0% for the quarter ended May 29, 1999, compared to 5.7% last year.

         Income taxes were $60.1 million for the quarter ended May 29, 1999 compared to $52.2 million last year. The effective income tax rate was 42.6% for the quarter, compared to an effective rate of 40.3% for the same period last year. The increase in the effective tax rate is attributable to the increase in non-deductible amortization expenses resulting from the goodwill recorded in the PCS acquisition. Because of the impact of non-deductible goodwill, the effective tax rate could change due to changes in assumptions on income. Depreciation and amortization expenses were $93.5 million for the period ended May 29, 1999 compared to $76.9 million for the comparable period last year. The increase in these expenses is attributable to increases in goodwill amortization as well as the increase in property, plant and equipment, including the increases resulting from the store development program.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $161.1 million at May 29, 1999, compared to $111.9 million at February 27, 1999, and the current ratios were 1.0:1. For both periods, the company has classified $1.5 billion of commercial paper borrowings as current, representing the borrowings related to the purchase of PCS. Currently, the company intends to refinance on a long-term basis this amount during fiscal 2000 with $700.0 million of mandatory convertible preferred stock and $800.0 million of a two-year note. The company cautions that there can be no assurance that it will be able to successfully complete these transactions.

         Operating activities provided cash of $121.9 million for the quarter ended May 29, 1999. Last year, operating activities consumed cash of $16.9 million. Cash provided by operating activities was positively impacted by approximately $306.3 million of cash provided by PCS operations. Negatively impacting cash provided by operating activities were increases in prepaid expenses and inventories coupled with reductions in accounts payable and other current liabilities, including cash payments related to the company's closed stores. The company's fiscal 1999 strategic exit plan as well as the stores closed during the first quarter of fiscal 2000 will have a negative effect on future cash flows for closed locations with remaining noncancellable leases. Payments for lease terminations, as well as monthly payments on lease obligations and ancillary expenses resulted in cash payments of $17.2 million for the quarter. Excluding lease terminations which cannot readily be determined, the company currently expects to fund approximately $35.0 million of the closed store liability during the remainder of fiscal 2000.

         Capital expenditures for property, plant and equipment were $268.1 million in connection with the company's store construction, renovation and relocation projects that were already underway at the beginning of the first quarter. Other investing activity included the purchase of the Edgehill drugstore chain, which resulted in cash expenditures of $24.5 million. Cash was also used for dividend payments of $30.0 million. Total debt to total capitalization was 62.5% as of May 29, 1999, compared to 62.0% at February 27, 1999.

         The company has a $1.0 billion revolving credit commitment that expires in July 2001 and a $1.3 billion revolving credit facility that expires in October 1999 to provide additional borrowing capacity and to support its commercial paper program as of May 29, 1999. The company entered into the $1.3 billion facility to support commercial paper borrowings used to complete the acquisition of PCS. Interest rates on each facility are based upon various money market rate options selected by

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

the company at the time of the borrowing. Each credit facility has per annum fees, irrespective of usage. In June 1999, the company's short term debt ratings of P-2 and A-2 were reaffirmed by both Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P"). Its long-term rating of Baa1 was also reaffirmed by Moody's, however, its long-term rating was lowered by S&P to BBB from BBB+. This had the effect of increasing the facility fees that the company pays on its credit agreements that support its commercial paper issuances. The $1.0 billion facility pays per annum fees of 15 basis points, up from 12 basis points at February 27, 1999, and the $1.3 billion facility pays per annum fees of 12 basis points, up from 10 basis points. The company maintains at all times unused long-term revolving credit agreement commitments at least equal to the principal amount of its outstanding commercial paper that the company intends to carry on a long-term basis.

        In June 1999 the company received proceeds of $300.0 million from one of its banks for a demand note with the usual terms and conditions. Proceeds from the note were used to repay commercial paper previously issued by the company.


YEAR 2000

         The Company began in 1996, a comprehensive project to convert the company's information technology ("IT") and non-information technology ("non-IT") systems to be Year 2000 (Y2K) date compliant. The Y2K issue creates risk to the company from unforeseen problems in its own computer systems and from that of the systems of other companies and governmental agencies on which the company's operations rely. The company has developed a Y2K remediation plan to assess the compliance of its IT and non-IT systems, as well as consideration of the remediation efforts of key customers, vendors, suppliers, financial institutions and governmental agencies (collectively referred to as "business partners") to identify the nature and potential impact of issues presented by the Y2K problem on operating activities. The remediation process includes creating an inventory of systems subject to the Y2K problem and assessing the scope of the problem as it relates to those systems; remediating Y2K problems; testing the systems following remediation; and using the systems for a period of time following remediation. To date, the company has completed the initial assessment phase of all its IT systems, giving highest priority to those systems that are considered critical to the company's operations. Of these systems, approximately 54% have been remediated, tested and determined compliant or have been replaced or retired. An additional 20% have been remediated and are in the testing phase or are ready to be system tested. The remaining 26% are in various stages of remediation activity. Through the end of June 1999, all systems that had been designated as critical were either determined compliant or were in the final testing phase for certain applications. These systems included certain applications within the pharmacy dispensing system, warehouse management system, third party applications and certain other applications. Currently, the company anticipates that final system testing of these applications will be completed by October 1999. The company anticipates all other systems to be compliant by November of 1999.

         To date, the company has compiled a comprehensive inventory of its non-IT systems and business partners. The company's non-IT systems include those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure. The company has also assessed the potential risks associated with key business partners and their own Y2K compliant programs. Although there can be no assurance that the company will not be adversely affected, the company continues to monitor the progress of its key business partners and is continually assessing the need to enact contingency plans to minimize the risks associated with those partners who will not be Y2K compliant. This includes assessing the need to locate alternative vendors or service providers. Currently, 52% of the non-IT systems and business partners have been determined compliant. The remaining 48% have not been determined compliant to date, however, this does include those business partners who have indicated they will be compliant before the Year 2000. The majority of the remaining non-compliant systems are equipment at the stores that need to be updated. The company has been following a developed solution with its business partners and currently, these systems are scheduled to be updated throughout the remainder of the year.

         The impact on business operations from the company's failure to comply with Y2K requirements, or by the failure of any of our business partners could be material to the company's future results of operations, liquidity and capital resources. The most reasonably likely worst case scenario includes, but is not limited to, disruption of store operations, the inability to communicate with key third party vendors, service providers, customers and financial institutions, as well as pharmacy system or point-of-sale failure. This could result in the temporary inability to properly stock our stores, bill and receive payment on third party receivables, as well as limiting access to capital resources necessary to fund operating and other investing activities. Although there can be no assurance that the company will correctly identify and resolve all Y2K related issues, the company's remediation efforts are progressing in accordance with established timetables. Additionally, contingency plans in the event of non-compliant systems have been completed for certain critical areas while other areas are in various stages of development. These contingency plans include, but are not limited to, off-line prescription fill, off-line point-of-sale mode or paper processing at the stores and other manual processing where computer systems have failed or are not reliable. The various contingency plans in place, or under development, would be utilized in the event that operations are adversely affected by the Y2K problem, despite the company's best efforts or due to events outside of our control. Total estimated Y2K remediation costs of $12.0 million will be funded through operating cash flows and expensed in the period incurred, of which, approximately $7.4 million has been incurred to date. Total Y2K remediation costs are based upon management's best estimate and are subject to change as additional information becomes available.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


RECENT ACCOUNTING PRONOUNCEMENTS

         In the quarter ended May 29, 1999, the company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance concerning recognition and measurement of costs associated with developing or acquiring computer software for internal use. The company also adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance concerning the costs of start-up activities. Adoption of these standards did not have a significant impact on the company's financial statements.

         In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, "Accounting for Futures Contracts, "SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments." In addition, it amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No.
105. SFAS 133 is effective for financial statements for periods beginning after June 15, 1999, however, the FASB has an exposure draft that will delay the implementation of the SFAS until June 30, 2000. The company is studying the provisions of SFAS 133 and has not adopted such provisions in its May 29, 1999 consolidated financial statements.


REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION

         In connection with the review by the Securities and Exchange Commission of a Registration Statement relating to debt securities previously sold by the company, the company is discussing with the staff certain accounting matters. As a result of those discussions and the company's review, the company made adjustments to its financial statements for fiscal years 1997 and 1998. While the company made all adjustments it considered necessary, additional adjustments may result before the review process is completed. The company does not believe that any such potential restatement will have a material effect on its financial condition.


RISKS AND UNCERTAINTIES IN THE FUTURE

         Certain statements contained in this Form 10-Q for the period ended May 29, 1999, that are not historical facts, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events that the company expects will or may occur in the future. The company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the company. Such factors include, but are not limited to, competitive pricing pressures, third party prescription reimbursement levels, continued consolidation of the drugstore industry, consumer preferences, regulatory changes governing pharmacy practices, general economic conditions, inflation, merchandise supply constraints, interest rate movements, access to capital, including the company's plans to refinance the

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

commercial paper issued in the PCS acquisition, actual results of the company's closed store locations compared to the assumptions utilized to accrue the related liability, availability of real estate, construction and start-up of drugstore and distribution center facilities, the effect of adoption of new accounting pronouncements, the effects, if any, that may result from discussions with the staff of the Securities and Exchange Commission, and the effects of technological difficulties including successful completion of Year 2000 conversion activities. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Increases in interest rates would increase the company's interest expense, which would adversely affect cash flow and the results of operations. As of May 29, 1999, the company has $1,995.2 million in commercial paper that bears interest at a floating rate and is supported by committed lines of credit. The company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The company enters into debt obligations to support general corporate purposes including capital expenditures, acquisitions and working capital needs. The company's policy is to manage interest rates through the use of a combination of commercial paper and fixed-rate long-term obligations.

         If the market rates of interest of the company's variable-rate debt changed by 10% (approximately 50 basis points) the company's annual interest expense would change by approximately $10.0 million, assuming the amount of commercial paper outstanding remains at $1,995.2 million, the balance at May 29, 1999. A change in interest rates generally does not impact future earnings and cash flow for fixed-rate debt instruments, but as fixed-rate debt matures and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to the periods when the debt matures. There have been no material changes to market risk disclosures as reported in the registrant's Form 10-K for the fiscal year ended February 27, 1999.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         In the company's Form 10-K filed with the Securities and Exchange Commission, the company discussed legal proceedings regarding certain shareholder complaints filed against the company. There have been no material developments in these proceedings during the first quarter of fiscal year 2000. For a description of the legal proceedings applicable under this item, reference is made to the company's Form 10-K for fiscal year 1999.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         On June 30, 1999, the company held its annual meeting of stockholders. The following directors were elected as members of the Board at the meeting:

         Timothy J. Noonan                           (Term to expire in 2002)
         Nancy A. Lieberman                          (Term to expire in 2002)
         Leonard N. Stern                            (Term to expire in 2002)

         The following directors' terms of office continued after the meeting:

         Alex Grass                                  (Term to expire in 2001)
         Philip Neivert                              (Term to expire in 2001)
         Gerald Tsai, Jr.                            (Term to expire in 2001)
         William J. Bratton                          (Term to expire in 2000)
         Franklin C. Brown                           (Term to expire in 2000)
         Martin L. Grass                             (Term to expire in 2000)
         Preston Robert Tisch                        (Term to expire in 2000)

         The votes cast for the election of the directors named above were as follows:

         ----------------------------------------------------------------
                                          For    Against         Withheld
         Timothy J. Noonan        217,953,136         --        3,395,774
         Nancy A. Lieberman       217,954,347         --        3,394,563
         Leonard N. Stern         217,953,238         --        3,395,672
         ----------------------------------------------------------------

         In addition to the election of directors, a shareholder proposal was also voted upon. The proposal would have required the company to prepare a report, at reasonable cost, which would have included the following:

         1.) A chart identifying employees by sex and race in each of the nine major EEOC defined job categories for 1996, 1997 and 1998, listing actual numbers and percentages in each category.

         2.) A summary description of any Affirmative Action policies and programs to improve performance, including job categories where women and persons of color are underutilized.

         3.) A general description of how the Company publicizes its affirmative actions policies and programs to merchandise suppliers and service providers.

         4.) A description of any policies and programs directing the purchase of goods and services to minority and/or female owned business enterprises.

         5.) A report on any material litigation in which the Company is involved concerning race, gender or the physically challenged.

         The shareholder proposal was defeated by a vote of 169,604,946 against the proposal, 12,566,688 votes for the proposal with 7,505,720 votes withheld.

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits

The following are filed as exhibits to Part I of this Form 10-Q:

         Exhibit 11.       Statements re computations of per share earnings

         Exhibit 12. Statements re computations of ratios of earnings to fixed charges

         Exhibit 27. Financial Data Schedule for the quarter ended May 29, 1999 (EDGAR Filing Only)

         Exhibit 27.1 Restated Financial Data Schedule for the quarter ended May 30, 1998 (EDGAR Filing Only)

The following is filed as an exhibit to Part II of this Form 10-Q:

         None

         (b)      Reports on Form 8-K

         None

                              RITE AID CORPORATION
                                    FORM 10-Q
                    FOR THE THIRTEEN WEEKS ENDED MAY 29, 1999


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                RITE AID CORPORATION
                                                (Registrant)


Date:  July 13, 1999                            /s/ Joseph S. Speaker
--------------------------------                --------------------------
                                                Joseph S. Speaker
                                                Senior Vice President and
                                                Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION

ITEM 11              STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS.

ITEM 12              STATEMENTS RE COMPUTATION OF RATIOS OF EARNINGS TO
                     FIXED CHARGES.

ITEM 27 FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED MAY 29, 1999 (EDGAR FILING ONLY).

ITEM 27.1 RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED MAY 30, 1998 (EDGAR FILING ONLY).