Form 10-Q
period 1999-08-28
RITE AID CORP
filed 1999-11-02
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 28, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Transition Period From ___ To ___


                         COMMISSION FILE NUMBER 1-5742


                              RITE AID CORPORATION
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                      23-1614034
            --------                                      ----------
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


             30 HUNTER LANE, CAMP HILL, PENNSYLVANIA        17011
            -----------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)


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

 [_]  YES   [X]  NO


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  The registrant had 258,927,199 shares of its $1.00 par value Common Stock outstanding as of October 29, 1999.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

                              RITE AID CORPORATION



                                     INDEX


PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (SEE NOTE A):

            Condensed Consolidated Balance Sheets August 28, 1999 and February 27, 1999                                        2

            Condensed Consolidated Statements of Operations
            Thirteen Weeks Ended August 28, 1999 and August 29, 1998                                                           3

            Condensed Consolidated Statements of Operations
            Twenty-Six Weeks Ended August 28, 1999 and August 29, 1998                                                         4

            Condensed Consolidated Statements of Cash Flows
            Twenty-Six Weeks Ended August 28, 1999 and August 29, 1998                                                         5

            Notes to Condensed Consolidated Financial Statements                                                               6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                                                                        20

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                                                 26

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                        27

ITEM 5.     OTHER INFORMATION                                                                                                 28

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                                                  28




NOTE A:

     As discussed in Note 2 of the condensed consolidated financial statements of Rite Aid Corporation (the "company") included herein, the company announced on October 11, 1999 that it had determined to restate previously reported interim and annual financial statements. In part as a result of comments of the staff of the Securities and Exchange Commission (SEC), this restatement changes the manner in which the company has accounted for the possible impairment of store assets and the related exit liability for the ongoing lease obligations of closed stores. The restatement also corrects various errors the company identified as a result of a review of its accounting practices with respect to historical financial statements. The company believes that the balance sheet as of August 28, 1999 and the results for the thirteen and twenty-six weeks ended August 28, 1999 and the amounts for the comparable prior periods presented herein are in accordance with generally accepted accounting principles. The company has not completed its review of the prior fiscal years, and the company's financial data for the three fiscal years ended February 27, 1999 has not yet been reaudited. In addition, the SEC review of the company's financial reporting is continuing. Although the company believes that the financial statements included in this report include all necessary corrections as a result of the company's review, additional adjustments may be identified as the company completes its review, considers any additional SEC comments and prepares an amendment to its annual report on Form 10-K for the fiscal year ended February 27, 1999. The amended Form 10-K will contain restated and reaudited financial statements for the three fiscal years ended February 27, 1999.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

                     RITE AID CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                                               August 28, 1999             Feb. 27, 1999
                                                                           ------------------------  -------------------------
                                                                                                          ( As Restated)
CURRENT ASSETS
Cash                                                                                    $    98,573                $   82,949
Accounts and notes receivable                                                               743,515                   729,853
Inventories                                                                               3,106,888                 2,740,293
Prepaid expenses and other current assets                                                    73,902                    74,953
                                                                                        -----------                ----------
TOTAL CURRENT ASSETS                                                                      4,022,878                 3,628,048
                                                                                        -----------                ----------

Property, plant and equipment                                                             3,851,129                 3,584,534
Accumulated depreciation                                                                    751,776                   725,423
                                                                                        -----------                ----------
PROPERTY, PLANT AND EQUIPMENT, NET                                                        3,099,353                 2,859,111
                                                                                        -----------                ----------

Intangible assets                                                                         3,274,620                 3,307,040
                                                                                        -----------                ----------
Other assets                                                                                319,586                   192,496
                                                                                        -----------                ----------
TOTAL ASSETS                                                                            $10,716,437                $9,986,695
                                                                                        ===========                ==========

CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt                                $    20,841                $1,550,211
Accounts payable                                                                          1,642,542                 1,555,918
Other current liabilities                                                                   634,479                   751,995
                                                                                        -----------                ----------
TOTAL CURRENT LIABILITIES                                                                 2,297,862                 3,858,124
                                                                                        -----------                ----------

Long-term debt and capital lease obligations, less current maturities                     5,412,770                 3,304,240
Other noncurrent liabilities                                                                537,983                   332,432

Redeemable preferred stock                                                                   29,278                    23,559
STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share                                                           -                         -
Common stock, par value $1 per share                                                        258,926                   258,862
Additional paid-in capital                                                                1,370,109                 1,369,019
Retained earnings                                                                           809,509                   840,459
Accumulated other comprehensive income
                                                                                        -----------                ----------
TOTAL STOCKHOLDERS' EQUITY                                                                2,438,544                 2,468,340
                                                                                        -----------                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $10,716,437                $9,986,695
                                                                                        ===========                ==========

See accompanying notes to condensed consolidated financial statements.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

ITEM 1.    FINANCIAL STATEMENTS:  (CONTINUED)

                     RITE AID CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                                              Thirteen                        Thirteen
                                                             Weeks Ended                    Weeks Ended
                                                           August 28, 1999                August 29, 1998
                                                       -----------------------       --------------------------
                                                                                                  (As Restated)

Sales                                                            $  3,506,129                     $  3,011,029
Costs and expenses:
Costs of goods sold including occupancy costs                       2,705,261                        2,238,666
Selling, general and administrative expenses                          726,916                          648,923
Goodwill amortization expense                                          19,024                            9,212
Store closing and other charges                                        29,343                           63,604
Interest expense                                                       84,895                           42,575
                                                                 ------------                     ------------
                                                                    3,565,439                        3,002,980
                                                                 ------------                     ------------
Income (loss) before income taxes                                     (59,310)                           8.049
Income tax expense (benefit)                                          (43,908)                           3,961
                                                                 ------------                     ------------
Net income (loss)                                                $    (15,402)                    $      4,088
                                                                 ============                     ============

Basic earnings (loss) per share                                  $       (.06)                    $        .02
                                                                 ============                     ============
Diluted earnings (loss) per share                                $       (.06)                    $        .02
                                                                 ============                     ============

Cash dividends paid per common share                             $      .1150                     $      .1075
                                                                 ============                     ============

Basic weighted average shares                                     258,910,000                      258,409,000
                                                                 ============                     ============
Diluted weighted average shares                                   258,910,000                      264,302,000
                                                                 ============                     ============


See accompanying notes to condensed consolidated financial statements.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------


ITEM 1.    FINANCIAL STATEMENTS:  (CONTINUED)

                     RITE AID CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                                             Twenty-Six                     Twenty-Six
                                                            Weeks Ended                    Weeks Ended
                                                          August 28, 1999                August 29, 1998
                                                       ----------------------       --------------------------
                                                                                                ( As Restated)

Sales                                                            $  7,130,629                    $  6,043,710
Costs and expenses:
Costs of goods sold including occupancy costs                       5,368,580                       4,518,270
Selling, general and administrative expenses                        1,409,778                       1,328,766
Goodwill amortization expense                                          38,276                          18,391
Store closing and other charges                                        42,439                         137,904
Interest expense                                                      159,909                          83,228
                                                                 ------------                    ------------
                                                                    7,018,982                       6,086,559
                                                                 ------------                    ------------
Income (loss) before income taxes                                     111,647                         (42,849)
Income tax expense (benefit)                                           82,619                         (21,260)
                                                                 ------------                    ------------
Net income (loss)                                                $     29,028                    $   ( 21,589)
                                                                 ============                    ============

Basic earnings (loss) per share                                  $        .11                    $       (.08)
                                                                 ============                    ============
Diluted earnings (loss) per share                                $        .11                    $       (.08)
                                                                 ============                    ============

Cash dividends paid per common share                             $      .2300                    $      .2150
                                                                 ============                    ============

Basic weighted average shares                                     258,895,000                     258,340,000
                                                                 ============                    ============
Diluted weighted average shares                                   262,171,000                     258,340,000
                                                                 ============                    ============



See accompanying notes to condensed consolidated financial statements.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

ITEM 1.    FINANCIAL STATEMENTS:  (CONTINUED)

                     RITE AID CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                                                Twenty-Six                Twenty-Six
                                                                               Weeks Ended               Weeks Ended
                                                                             August 28, 1999           August 29, 1998
                                                                         ------------------------  ------------------------
                                                                                                              (As Restated)
OPERATING ACTIVITIES
Income  (loss) before income taxes                                                       111,647                   (42,849)
Depreciation, amortization and other non-cash charges                                    222,012                   208,496
Store closing and other charges                                                           42,439                   146,436
Other                                                                                    (58,238)                  (24,316)
Changes in operating assets and liabilities                                             (411,213)                 (281,991)
                                                                                       ---------                 ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      (93,353)                    5,776
                                                                                       ---------                 ---------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                               (478,099)                 (554,719)
Purchases of businesses, net of cash acquired                                            (32,480)                        -
Intangible assets acquired                                                               (17,881)                  (37,290)
Proceeds from dispositions                                                               113,530                   230,705
                                                                                       ---------                 ---------
NET CASH USED IN INVESTING ACTIVITIES                                                   (414,930)                 (361,304)
                                                                                       ---------                 ---------

FINANCING ACTIVITIES
Proceeds from long-term financing                                                        300,000                         -
Net proceeds of commercial paper borrowings                                              286,802                   496,960
Cash dividends paid                                                                      (59,931)                  (55,794)
Other financing activities, net                                                           (2,964)                  (20,980)
                                                                                       ---------                 ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                523,907                   420,186
                                                                                       ---------                 ---------

INCREASE  IN CASH                                                                         15,624                    64,658
CASH AT BEGINNING OF PERIOD                                                               82,949                    90,968
                                                                                       ---------                 ---------
CASH AT END OF PERIOD                                                                  $  98,573                 $ 155,626
                                                                                       =========                 =========

See accompanying notes to condensed consolidated financial statements.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

ITEM 1.    FINANCIAL STATEMENTS:  (CONTINUED)

                     RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. -- BASIS OF PRESENTATION


       The accompanying financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the company's annual report has not been included in this report; however, such information reflects all adjustments (consisting primarily of normal occurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 28, 1999 are not necessarily indicative of the results to be expected for the full year. See also Note A of the Index to this report on Form 10-Q.

NOTE 2. -- RESTATEMENTS

       Restatement of the financial statements for the thirteen and twenty-six weeks ended, August 29, 1998 and thirteen weeks ended May 29, 1999 and the balance sheet as of February 27, 1999 has involved a complex process of assessing and changing previously employed accounting practices, and making judgments and estimates inherent in the application of those accounting practices. The significant accounting policies employed in the restated financial statements are described in Note 3. As a result of the restatement of the financial statements, the company's preliminary anticipated net loss of $67.9 for the thirteen weeks ended August 28, 1999 in the company's press release dated October 11, 1999 was adjusted to a net loss of $15.4 million reported herein.

       The pro-forma impact of the restatement adjustments, identified by the company to date, on the previously filed financial statements included herein is summarized below:

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                           As of February
                                                                              27, 1999
                                                                             (Unaudited)
                                                                             (dollars in
                                                                             thousands)
                                                            As Reported              Adjustments                As Restated
                                                            ------------          -----------------             -----------
CURRENT ASSETS
Cash                                                         $    82,949                                         $   82,949
Accounts and notes receivable                                    749,606           (18,400)  ( g ) ( j )            729,853
                                                                                    (1,353)  ( n )
Inventories                                                    2,893,143          (151,300)  ( a )                2,740,293
                                                                                    (1,550)  ( n )
Prepaid expenses and other current assets                         76,653            (1,700)  ( n )                   74,953
                                                          --------------                                     --------------
TOTAL CURRENT ASSETS                                           3,802,351                                          3,628,048
                                                          --------------                                     --------------

Property, plant and equipment                                  3,830,576          (234,600)  ( b ) ( l )          3,584,534
                                                                                   (10,300)  ( h )
                                                                                    (1,142)  ( n )
Accumulated depreciation                                         962,523          (237,100)  ( b )                  725,423
                                                          --------------                                     --------------
PROPERTY, PLANT AND EQUIPMENT, NET                             2,868,053                                          2,859,111
                                                          --------------                                     --------------

Intangible assets                                              3,547,463          (104,100)  ( b ) ( l )          3,307,040
                                                                                  (169,600)  ( j )
                                                                                    37,200   ( o )
                                                                                    (3,923)  ( n )
Other assets                                                     203,874           (11,378)  ( n )                  192,496
                                                          --------------                                     --------------
TOTAL ASSETS                                                 $10,421,741                                         $9,986,695
                                                          ==============                                     ==============

CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt     $ 1,550,211                                         $1,550,211
Accounts payable                                               1,455,516            75,600   ( d )                1,555,918
                                                                                    13,500   ( i )
                                                                                    11,302   ( n )
Other current liabilities                                        684,751            14,700   ( c ) ( j ) ( l )      751,995
                                                                                    99,523   ( e )
                                                                                    19,000   ( f )
                                                                                   (18,300)  ( j )
                                                                                    20,000   ( m)
                                                                                    15,721   ( n )
                                                                                    37,200   ( o )
                                                                                  (120,600)  ( p )
                                                          --------------                                     --------------
TOTAL CURRENT LIABILITIES                                    $ 3,690,478                                         $3,858,124
                                                          --------------                                     --------------

Long-term debt and capital leases, less current maturities     3,304,240                                          3,304,240
Other noncurrent liabilities                                     449,732            32,700   ( c )                  332,432
                                                                                    (3,300)  ( n )
                                                                                  (146,700)  ( p )
Redeemable preferred stock                                        23,559                                             23,559
STOCKHOLDERS' EQUITY
Preferred stock                                                        -                                                  -
Common stock                                                     258,862                                            258,862
Additional paid-in capital                                     1,360,219             8,800   ( n )                1,369,019
Retained earnings                                              1,334,651          (494,192)  ( q )                  840,459
Accumulated other comprehensive income                                 -                                                  -
                                                          --------------                                     --------------
TOTAL STOCKHOLDERS' EQUITY                                     2,953,732                                          2,468,340
                                                          --------------                                     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $10,421,741                                         $9,986,695
                                                          ==============                                     ==============

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                              For the Thirteen
                                                                                Weeks Ended
                                                                              August 29, 1998
                                                                                (dollars in
                                                                                 thousands)
                                                               As Reported      Adjustments             As Restated
                                                               ------------  ------------------         -----------

Sales                                                           $3,011,029                               $3,011,029
Costs of goods sold including occupancy costs                    2,210,666           $ (22,200)  ( a )    2,238,666
                                                                                         3,300   ( i )
                                                                                        49,400   ( k )
                                                                                        (2,500)  ( n )
Selling, general and administrative expenses                       631,223              (7,800)  ( b )      648,923
                                                                                         8,200   ( c )
                                                                                        14,400   ( e )
                                                                                           800   ( f )
                                                                                          (400)  ( g )
                                                                                         1,800   ( h )
                                                                                           600   ( j )
                                                                                           100   ( n )
Goodwill amortization expense                                       10,212              (1,000)  ( j )        9,212
Store closing and other charges                                    264,204              36,400   ( b )       63,604
                                                                                        27,200   ( c )
                                                                                      (264,200)  ( l )
Interest expense                                                    42,575                                   42,575
                                                             -------------                           --------------

Income (loss) before income taxes                                 (147,851)                                   8,049
Income tax expense (benefit)                                       (59,139)             63,100   ( p )        3,961
                                                             -------------                           --------------

Net income (loss)                                               $  (88,712)                              $    4,088
                                                             =============                           ==============

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       For the Twenty-six Weeks Ended August 29, 1998
                                                                                         (Unaudited)
                                                                                   (dollars in thousands)
                                                                  As Reported        Adjustments                   As Restated
                                                               -----------------  ------------------            -----------------

Sales                                                                $6,043,710                                       $6,043,710
Costs of goods sold including occupancy costs                         4,412,870           $   4,900   ( a )            4,518,270
                                                                                              6,500   ( I )
                                                                                             96,500   ( k )
                                                                                             (2,500)  ( n )
Selling, general and administrative expenses                          1,280,517             (14,200)  ( b )            1,328,766
                                                                                             24,100   ( c )
                                                                                             25,500   ( e )
                                                                                             15,200   ( f )
                                                                                               (800)  ( g )
                                                                                              2,600   ( h )
                                                                                              1,800   ( j )
                                                                                             (5,951)  ( n )
Goodwill amortization expense                                            20,291              (1,900)  ( j )               18,391
Store closing and other charges                                         264,204              62,500   ( b )              137,904
                                                                                             75,400   ( c )
                                                                                           (264,200)  ( l )
Interest expense                                                         83,228                                           83,228
                                                             ------------------                              -------------------

Loss before income taxes                                                (17,400)                                         (42,849)
Income tax benefit                                                       (6,960)            (14,300)  ( p )              (21,260)
                                                             ------------------                              -------------------

Net loss                                                             $  (10,440)                                      $  (21,589)
                                                             ==================                              ===================

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                         For the Thirteen Weeks Ended May 29, 1999
                                                                                        (Unaudited)
                                                                                  (dollars in thousands)
                                                                 As Reported        Adjustments                  As Restated
                                                               ----------------  ------------------            ----------------

Sales                                                                $3,624,500                                      $3,624,500
Costs of goods sold including occupancy costs                         2,663,531           $ (2,960)  ( d )            2,663,319
                                                                                             3,300   ( i )
                                                                                              (552)  ( n )
Selling, general and administrative expenses                            719,765            (11,700)  ( b )              682,862
                                                                                              (400)  ( c )
                                                                                           (32,087)  ( e )
                                                                                             5,400   ( f )
                                                                                              (300)  ( g )
                                                                                             4,300   ( h )
                                                                                               600   ( j )
                                                                                            (2,716)  ( n )
Goodwill amortization expense                                            20,252             (1,000)  ( j )               19,252
Store closing and other charges                                           6,896              6,400   ( b )               13,096
                                                                                              (200)  ( c )
Interest expense                                                         72,914              2,100   ( n )               75,014
                                                             ------------------                             -------------------

Income before income taxes                                              141,142                                         170,957
Income tax expense                                                       60,127             66,400   ( p )              126,527
                                                             ------------------                             -------------------

Net income                                                           $   81,015                                      $   44,430
                                                             ==================                             ===================

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

(a) Correction of accounting errors related to the impact of retail markdowns on the calculation of store inventories and cost of goods sold.
(b) Change in the method of analyzing impairment of long-lived assets including assets associated with the 1999 strategic exit plan, from a geographic market grouping to a store-by-store approach. Under the store-by-store approach, long-lived assets related to open stores are assessed for impairment based on cash flow criteria. The adjustment includes the write off of certain assets attributable to closed stores, which had not previously been written off.
(c) Adjustment of estimated exit liability for noncancelable lease obligations and ancillary costs based on the appropriate application of accounting principles regarding remaining net lease obligations for closed stores, including stores associated with the 1999 strategic exit plan.
(d) Correction of accounting error related to certain manufacturer rebates recorded in the wrong period.
(e) Correction of accounting for certain employee compensation costs (principally performance related bonus plans) that historically had been reported on a cash basis. For plans where the bonus is a function of the trading price of the company's common stock, a reduction of expenses occurs when stock price declines cause reversal of previously accrued expenses.
(f) Adjustment as of estimated liabilities and costs associated with self-insurance programs. The adjustment includes the elimination of the use of a discount factor applied in computing certain liabilities, where the timing of the payments are uncertain.
(g) Write off of net unreconciled difference between the accounts receivable trial balance and the general ledger balance.
(h) Write off of capitalized costs related to abandoned real estate acquisition and development projects at the time the projects were abandoned.
(i) Write off of uncollectible vendor credits (including amounts related to returned goods and claims where the company's business relationship with a specific vendor had ceased).
(j) Correction of purchase accounting entries recorded in connection with the acquisition of Thrifty Payless Holdings, Inc. (TPI), K&B Inc. and Harco Inc., resulting in a reduction of goodwill. Income statements are impacted by certain of these corrections.
(k) Reversal of quarterly entries originally recorded to adjust interim gross profits.
(l) Reversal of strategic exit plan charge originally recorded in the second quarter of fiscal 1999. The original accounting was reversed due to the company's reassessment of its ability to develop an exit plan with the required level of specificity given the nature and extent of changes subsequently made to the original plan.
(m) Recording of an allowance for reductions of accounts payable related to inventory returned to the vendor but for which full credit will not be received.
(n) Other corrections, including amounts recorded for percentage rent accruals, amortization of deferred financing costs and tax benefits related to the exercise of nonqualified stock options.
(o)  Correction of certain balance sheet reclassifications.
(p) Tax effect of the income statement adjustments and cumulative impact on the applicable tax accounts recorded in the balance sheet.
(q) Cumulative after-tax effect on retained earnings of all income statement adjustments through the balance sheet

In addition, the following summarizes the impact of the restatement on earnings per share.

                                            Periods Ended August 29, 1998
                                             13 Weeks           26 Weeks
Basic earnings (loss) per share:
As previously reported                        $(0.34)            $(0.04)
Adjustments                                     0.36              (0.04)
                                              ------             ------
As restated                                   $ 0.02             $(0.08)
                                              ======             ======

Diluted earnings (loss) per share:
As previously reported                        $(0.34)            $(0.04)
Adjustments                                     0.36              (0.04)
                                              ------             ------
As restated                                   $ 0.02             $(0.08)
                                              ======             ======

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Business

     Rite Aid Corporation operates retail drugstores in the eastern, southern and western states and the District of Columbia. In addition, the company is engaged, through its subsidiary, PCS Health Systems, Inc (PCS), in pharmacy benefits management and other managed health care services and mail order pharmacy.

Fiscal Year
     The company's fiscal year ends on the Saturday closest to February 29 or March 1.

Principles of Consolidation

     The unaudited condensed consolidated financial statements include the accounts of the company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Included in "other assets" is the company's 22% ownership interest in drugstore.com (See Note 9). This investment is accounted for under the equity method of accounting.

Reclassifications

     Certain reclassifications have been made to the fiscal 1999 condensed consolidated financial statements to conform to the classifications of the fiscal 2000 condensed consolidated financial statements.

Revenue Recognition

   Revenues are recognized at the point of sale for retail and mail order sales. Service revenues and processing fees are generally recognized as services are performed. The recognition of certain revenue and expenses associated with the company's investment in drugstore.com is discussed in Note 9.

Cash
   Cash consists of cash on hand and highly liquid investments that are readily converted to known amounts of cash and that have maturities of three months or less when purchased.

Accounts Receivable

     During November 1997, the company and certain of its subsidiaries entered into an agreement to sell, on an ongoing basis, receivables having a fair market value of up to $300,000,000 to a wholly-owned bankruptcy-remote special purpose funding subsidiary (the "funding subsidiary"). The funding subsidiary is a distinct legal entity that engages in no trade or business, in order to make remote the possibility that it would enter bankruptcy or other receivership.
The company and certain subsidiaries transfer accounts receivable (principally amounts owed by third party prescription payers) to the funding subsidiary. The funding subsidiary has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the receivables to a multi-seller receivables securitization company, for which there are no repurchase agreements. The accounts receivable transferred to the funding subsidiary and sold as an undivided fractional ownership interest to the securitization company have been treated as sold for financial report purposes.

     Under the terms of the agreement, new receivables interests are transferred to the funding subsidiary as previously sold accounts receivable are collected. Total proceeds from sale of receivables for the twenty-six weeks ended August 28, 1999 were approximately $300,000,000 as compared to $263,000,000 for the comparable period ended August 29, 1998. Since the securitized receivables were for prescription sales and most prescription sales result in third party receivables, the company considers related costs (including transaction costs) a component of the cost of the prescription. Accordingly, related costs of approximately $7,800,000 and $7,700,000 are included as a component of cost of goods sold for the twenty-six weeks ended August 28, 1999 and August 29, 1998, respectively.

     The company reports its retained interest in the pool of receivables at estimated net realizable value. An allowance for estimated uncollectable amounts is provided for both receivables not included in the pool and for its retained interest in the pool. The company's accounts receivable from retail drugstores are due primarily from third party providers (e.g., insurance companies and governmental agencies) under third party payment plans. Since payments due from third party payers are sensitive to payment criteria changes and legislative actions, the allowance is reviewed frequently and adjusted for accounts deemed uncollectible. Accounts receivable for PCS are primarily claims reimbursement, claims processing fees and manufacturer program receivables.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

Inventories

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) flow of costs assumption for substantially all inventories. At August 28, 1999 and February 27, 1999, respectively, inventories were $238,700,000, and $220,340,000 lower than amounts that would have been reported using the first-in, first-out (FIFO) method. If inventory is liquidated in connection with the closing of one or more stores, the inventory is also reduced to the lower of cost or market in connection with closing the store.
Liquidation costs are reflected as a component of cost of goods sold.

Property, Plant and Equipment

   Depreciation and amortization generally are computed on a straight-line basis over the following estimated lives: buildings, 30 to 45 years; leasehold improvements, term of lease or useful lives of assets, whichever is shorter; and equipment, 3 to 15 years. Accelerated methods are used for income tax purposes. Additionally, assets and the related accumulated depreciation recorded under capital leases are included under the caption Property, Plant and Equipment. Interest costs for the development of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives.

Intangible Assets

     Goodwill is generally being amortized on a straight-line basis over 40 years. There is a risk that the determination that goodwill will benefit the company for no less than 40 years will prove to have been incorrect and that the company will be amortizing this goodwill over too long a period. If the company has done this, earnings reports for the periods immediately following the acquisition will be overstated, and, in later years, the company will be burdened with a continuing charge against earnings without a corresponding benefit to income. If the company later determines that it is no longer receiving the benefit of this goodwill, the company may have to write off or write down remaining goodwill, resulting in a reduction in earnings for the period in which such a determination is made. The company can give no assurance that its initial determinations will prove to be correct.

   The company reviews intangibles for impairment at the individual store level whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Goodwill is allocated to the stores based upon their earnings before taxes.

     Debt financing costs are deferred and amortized, using the interest method, over the term of the related debt. Lease acquisition costs incurred principally for acquisition of store locations generally are amortized over the term of the leases on a straight-line basis. Patient prescription file costs are amortized over their estimated useful lives.

Impairment of Long-Lived Assets

     In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the company analyzes undiscounted cash flows at the store level, the lowest level at which individual cash flows can be identified, for purposes of assessing and measuring impairment of long-lived assets. Based on an analysis of those cash flows, an assessment of impairment is made each quarter. If a determination is made that the store is impaired, the carrying values of the related assets (generally, store fixtures, leasehold improvements, and intangibles, including allocated goodwill) are reduced to estimated fair value. In the restated financial statements, the company recognized impairment charges of $23,761,000 and $66,476,000 for the twenty-six weeks ended August 28, 1999 and August 29, 1998, respectively.

Closed Store Exit Liabilities

     The company records closed store exit liabilities on a store-by-store basis when it determines a store closing is reasonably probable. The store closing exit liability is estimated by discounting future noncancelable lease obligations, noncancelable ancillary costs associated with the property (referred to as "common area maintenance" or "CAM") and prospective sublease income. The company discounts future noncancelable lease obligations and related sublease income using an interest rate commensurate with its credit standing for ten year corporate debt securities to determine the present value of the exit liability. The company reevaluates exit liabilities quarterly and updates assumptions and discount rates as considered necessary in the circumstances.

Internal-Use Software
     The costs of internal-use software are capitalized based on estimated direct incremental development costs and direct external application development costs.

Stock Based Compensation Arrangements

     The company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and similar variable rate plans is recorded based on the quoted market price of the company's stock at the end of each reporting period.

Preopening Expenses

     Noncapital expenses incurred prior to the opening of a new store or associated with a remodeled store, or related to the opening of a distribution facility, are charged against earnings when incurred as administrative and general expenses.

Advertising
     Advertising costs are expensed as incurred.

Insurance

     The company is self-insured with respect to certain general liability and workers' compensation claims that occurred prior to January 1, 1997. With respect to claims occurring subsequent to December 31, 1996 for the company's East Coast operations, substantially all general liability and workers' compensation claims are insured through a fixed cost premium-based policy. The company maintained self-insurance through December 31, 1998 for its West Coast operations. Effective January 1, 1999, substantially all general liability and workers' compensation claims are covered through a fixed cost premium based policy. The company continues to maintain self-insurance for all covered employee medical claims. Liabilities related to self-insured workers' compensation are generally discounted at the risk free rate.

     Excess insurance coverage is maintained for the company's self-insured workers' compensation and general liability claims exceeding $250,000. As of January 1, 1999, all claims for workers' compensation and general liability are insured. The company generally uses actuarial studies as the basis for estimating its self insured costs and liabilities.

Income Taxes

     Deferred tax assets and liabilities are recognized for any future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Earnings per Share

     The company presents both basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the
entity.   All share and per share data reflect a two-for-one stock split distributed to shareholders on February 2, 1998.

Comprehensive Income

     Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. Excluding net earnings, the company's source of other comprehensive income is from a minimum pension liability adjustment.

NOTE 4  - ACCOUNTING ESTIMATES

     Preparation of financial statements in conformity with generally accepted accounting principles requires judgments, estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. The company reviews its accounting estimates each reporting period and adjusts those estimates based on information reasonably available at that time. Most estimates require assessing the impact of events and circumstances in the future
and therefore always are subject to a degree of uncertainty.   Actual results
can and do differ from estimates, and those differences can be material. Summarized below are certain financial statement items involving accounting estimates and related sources of uncertainty that are significant to the company and where it is at least reasonably possible that events in the near term will change the particular estimates.


        [_] Inventory and related cost of sales (see also Note 3) - Estimated gross profit margins; competitive or other market factors impacting future markdowns of goods on hand; realization of claims for goods returned to vendors; adjustments to value

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

             inventory on a LIFO basis; goods that are stolen, or are damaged or otherwise unsaleable; and ultimate realization on any inventories to be liquidated in connection with store or distribution center closings and relocations;

        [_] Property, plant, and equipment and related depreciation and amortization (see also Note 3) - Estimated fair value of assets considered impaired as well as estimates of the fair value of certain assets; particularly store related assets, the useful life and any salvage value of assets being depreciated or amortized;

        [_]  Goodwill - (see Note 3);

        [_] Intangible assets other than goodwill and related amortization (see also Note 3). Estimated ultimate recovery of assets considered impaired; the useful life of intangible assets;

        [_] Liabilities and costs associated with closed store leaseholds (see also Notes 3 and 8) - Estimated lease termination costs, subtenant income and contractual costs associated with leases;

        [_] Estimated liabilities and costs associated with exiting certain activities (see also Notes 3 and 8) - Estimated employee termination, shut down and other costs;

        [_] Employee compensation (see also Note 3) - Estimated costs and liabilities associated with performance measures or changes in the market price of the company's common stock;

        [_] Acquisition of businesses (see also Notes 3 and 9) - Estimated fair values of assets acquired and liabilities assumed; and

        [_] Occupancy costs - Estimated costs and liabilities associated with leased property where amounts ultimately to be paid are partly dependent on sales at that location ("percentage rents").

NOTE 5 -- EARNINGS (LOSS) PER SHARE

     Following is a reconciliation of the numerator and denominator of the basic earnings (loss) per share computation to the numerator and denominator of the diluted earnings (loss) per share computation:

---------------------------------------------------------------------------------------------------------------------------
                                                    Thirteen           Thirteen          Twenty-six          Twenty-six
                                                  Weeks Ended         Weeks Ended        Weeks Ended        Weeks Ended
(In thousands of dollars)                       August 28, 1999    August 29, 1998     August 28, 1999    August 29, 1998
                                                                     (As Restated)                         (As Restated)
---------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                      $(15,402)             $  4,088         $ 29,028             $(21,589)
Cumulative preferred stock dividends                        566                    --            1,131                   --
                                                       --------              --------         --------             --------
Net income (loss) available for common
 stockholders                                          $(15,968)             $  4,088         $ 27,897             $(21,589)
Interest expense assuming dilution                           --                    --               --                   --
                                                       --------              --------         --------             --------
Net income (loss) available for common
 stockholders assuming dilution                        $(15,968)             $  4,088         $ 27,897             $(21,589)


Basic weighted average shares                           258,910               258,409          258,895              258,340
Options and other equivalents assuming                       --                    --               --                   --
 dilution                                                                       5,893             3276
Diluted weighted average shares                         258,910               264,302          262,171              258,340
                                                       ========              ========         ========             ========

---------------------------------------------------------------------------------------------------------------------------

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss for the thirteen weeks ended August 28, 1999 was $15,402,000 compared to income of $4,088,000 last year. Comprehensive income for the twenty-six weeks ended August 28, 1999 was $29,028,000 compared to a loss of $21,589,000 for the comparable period in the prior year.

NOTE 7 - BUSINESS SEGMENTS

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

     The company operates in two business segments. The company's business segments are organized according to the products and services offered to its customers. The company's dominant business segment is the operation of retail drugstores across the United States, with pharmacy services forming the core of the business. In addition, through its acquisition of PCS in the fourth quarter of fiscal 1999, the company operates the PBM segment which offers pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and the sale of other managed health care services to employers, health plans and their members, and government-sponsored employee benefit programs. Prior to its acquisition of PCS, the company operated one business segment, the Retail Drug segment.

     The following table presents selected financial information for the Retail Drug and PBM business segments. The measure of segment profit or loss shown for each segment is pre-tax operating profit excluding interest expense, store
closing charges and the effects of LIFO.   In the company's annual report on
Form 10-K, the measure of profit shown was net income, excluding the effects of LIFO.


--------------------------------------------------------------------------------------------------------
                                        Retail         PBM      Store Closing     LIFO     Consolidated
                                        Segment      Segment          Charges    Charge       Totals
(In thousands of dollars)
--------------------------------------------------------------------------------------------------------

THIRTEEN WEEKS ENDED:
August 28, 1999:
---------------
Net sales                              $3,196,144   $  309,985     $      --    $     --    $ 3,506,129
Operating profit excluding store
 closing charges and LIFO              $   51,514   $   12,852     $ (29,343)   $ (9,438)   $    25,585


August 29, 1998:
----------------
Net sales                              $3,011,029   $       --     $      --    $     --    $ 3,011,029
Operating profit excluding store
 closing charges and LIFO              $  120,128   $       --     $ (63,604)   $ (5,900)   $    50,624


TWENTY-SIX WEEKS ENDED:
August 28, 1999:
----------------
Net sales                              $6,560,588   $  570,041     $      --    $     --    $ 7,130,629
Operating profit excluding store
 closing charges and LIFO              $  288,796   $   43,606     $ (42,439)   $(18,407)   $   271,556


Total assets                           $8,496,804   $2,219,633     $      --    $     --    $10,716,437

August 29, 1998:
----------------
Net sales                              $6,043,710   $       --     $      --    $     --    $ 6,043,710
Operating profit excluding store
 closing charges and LIFO              $  192,383   $       --     $(137,904)   $(14,100)   $    40,379


Total assets                           $7,524,633   $       --     $      --    $     --    $ 7,524,633

NOTE 8 -- STORE CLOSING AND OTHER COSTS

     The company has closed or relocated a significant number of stores during the three fiscal years ended February 27, 1999 and through the 26 weeks ended August 28, 1999. The company routinely evaluates whether certain of its stores should be closed, relocated, consolidated with other stores or renovated. In the second quarter of fiscal 1999 the company adopted a plan to close a large number of stores as part of a strategic consolidation exit plan addressing duplicate stores in the same market. The 1999 strategic store consolidation exit plan did not eliminate the need for the company to periodically evaluate whether other stores should be closed. Decisions to close stores may be made because of projected cash flows of the store or the termination of a lease, because the location has become undesirable, or for other reasons. As discussed in Note 2, the restated financial statements reflect an exit liability for all noncancelable lease obligations, including future ancillary lease costs, for all non-operating store locations. The exit liability, which is recorded when the store closing is reasonably probable, is determined by discounting future noncancelable lease payments and ancillary costs associated with non-operating locations, net of discounted future (actual or estimated) sublease income. As of August 28, 1999, the discount rate was approximately 7.9% and the average remaining life of the underlying leases was approximately 4.75 years. The following table summarizes the exit liability for the 26 weeks ended August 28, 1999 and August 29, 1998, respectively:

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------


                                                                                         (In Thousands of Dollars)
                                                                                    Twenty-six                       Twenty-six
                                                                                   Weeks Ended                      Weeks Ended
                                                                                  August 28,1999                  August 29,1998
                                                                                  --------------                  --------------
Exit liability at beginning of period (as restated)                                         $182,244                  $122,629
Provision for future exit costs, net (1)                                                       8,221                    37,259
Net exit costs paid                                                                          (14,550)                  (11,760)
Acquisition - Edgehill Drugs, Inc. (2)                                                         1,842                         -
                                                                                            --------                  --------
Exit liability at end of first quarter                                                       177,757                   148,128
Provision for future exit costs, net (1)                                                       9,603                    28,349
Net exit costs paid                                                                          (11,826)                  (10,665)
                                                                                            --------                  --------
Exit liability at end of period                                                             $175,534                  $165,812
                                                                                            ========                  ========

(1) The quarterly provision includes the estimated exit liability for stores closed in the quarter, changes in the estimates of lease costs and subtenant income for stores closed in prior periods, and accretion of the discount based on the aggregate exit liability at the beginning of the quarter. The provision includes the closure of 111 and 189 stores during the twenty-six weeks ended August 28, 1999 and August 29, 1998 respectively.

(2) This increase in the exit liability arose from the acquisition accounting for the purchase of Edgehill Drugs, Inc. (Note 9).

NOTE 9 - ACQUISITIONS

     In the first quarter of fiscal 2000, the company purchased twenty-five east coast drug stores from Edgehill Drugs, Inc. for approximately $25 million of cash. The purchase was not significant to operations.

     In June 1999, the company signed a ten-year agreement with drugstore.com that resulted in the company obtaining an approximate 22.0% ownership in drugstore.com, a public company as of July 1999, for a cash investment of
$8,100,000 as well as other marketing commitments and obligations.   The company
recorded this investment at the estimated fair value of the shares received (approximately $186,700,000) which was included in "other assets" as of August 28, 1999. The company accounts for its interest in drugstore.com using the equity method of accounting. The company also recorded deferred revenue in the amount of $178,600,000, which will be accreted to income over the term of the agreement as earned. The difference between the value of the company's investment and the underlying equity of drugstore.com (approximately $95,800,000) is being amortized as an expense over a seven-year period. A deferred tax asset and income taxes payable were recorded in the amount of $36,000,000. Because the financial statements of drugstore.com are reported on a calendar basis, the company includes its proportionate share of drugstore.com's net income or loss one quarter in arrears. Accordingly, no income or loss was reported in the results of operations for the period ended August 28, 1999. Results for the company's third fiscal quarter will include the company's proportionate share of the results of drugstore.com for the thirteen weeks ended October 3, 1999. On October 20, 1999 drugstore.com announced it had incurred a net loss of approximately $42 million for the quarter ended October 3, 1999.

NOTE 10-  INDEBTEDNESS AND CREDIT AGREEMENTS

Following is a summary of indebtedness at August 28, 1999 and February 27, 1999:

                                                                                           (In Thousands of Dollars)
                                                                                          August 28,     February 27,
                                                                                              1999            1999
---------------------------------------------------------------------------------------------------------------------
In thousands of dollars
---------------------------------------------------------------------------------------------------------------------
Commercial paper, 5.6% and 5.0% weighted average rates at August 28, 1999 and February 27,   $2,069,927   $ 1,783,125
 1999
5.25% convertible subordinated notes due 2002                                                   649,986       649,991
6.70% notes due 2001                                                                            350,000       350,000
7.125% notes due 2007                                                                           350,000       350,000
7.70% notes due 2027                                                                            300,000       300,000
Note payable, LIBOR +3.5% due 2000                                                              300,000             -
5.50% fixed-rate senior notes due 2000                                                          200,000       200,000
6.00% dealer remarketable securities due 2003                                                   200,000       200,000
6.00% fixed-rate senior notes due 2005                                                          200,000       200,000
7.625% senior notes due 2005                                                                    200,000       200,000
6.875% senior debentures due 2013                                                               200,000       200,000
6.125% fixed-rate senior notes due 2008                                                         150,000       150,000
6.875% fixed-rate senior notes due 2028                                                         150,000       150,000
Obligations under capital leases                                                                 79,787        87,010
Other                                                                                            33,911        34,325
---------------------------------------------------------------------------------------------------------------------
                                                                                              5,433,611     4,854,451
Short-term debt and current maturities of long-term debt                                        (20,841)   (1,550,211)
---------------------------------------------------------------------------------------------------------------------
Long-term debt less current maturities                                                       $5,412,770   $ 3,304,240
---------------------------------------------------------------------------------------------------------------------

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

     As of February 27, 1999, the company had a $1,000,000,000 unsecured revolving credit facility, expiring in July 2001, to support its commercial paper program and a $1,300,000,000 unsecured revolving credit facility, expiring in October 1999, to support commercial paper borrowings to complete the acquisition of PCS. In September 1999, the company determined it was in default of certain financial covenants in the credit agreements. On October 27, 1999, the company's banks agreed to extend and restructure $2,700,000,000 of its outstanding credit facilities. As a result, the due dates of the $1,300,000,000 of bank debt scheduled to mature on October 29, 1999 and an additional $300,000,000 of bank debt that was due on demand have been extended to November 1, 2000. The company's $1,000,000,000 credit facility, which was also restructured, terminates on July 19, 2001. Accordingly, these borrowings are reflected as noncurrent liabilities in the condensed balance sheet as of August 28, 1999. Borrowings under the credit facilities carry higher interest costs than commercial paper. The interest rates under the company's credit facilities are based on prime or LIBOR that adjusts with changes to the company's credit rating. At the company's current credit ratings, borrowings under the $1,300,000,000 facility are at LIBOR plus 3.0% and borrowings under the $1,000,000,000 facility and the $300,000,000 bank note are at LIBOR plus 3.5%.

   In connection with obtaining waivers of compliance with certain of the covenants in September and October 1999 and the subsequent extensions and restructuring described above, the company paid fees and transaction costs of approximately $43,000,000. Additionally, the company issued three year warrants to purchase 2,500,000 shares of common stock at $11 per share and has agreed to a one year financial services advisory contract for a monthly fee of $2,000,000.

   As of October 29, 1999, the company had outstanding $602,000,000 of commercial paper and $1,833,000,000 borrowed under its credit facilities. As commercial paper matures, the company expects to borrow necessary replacement funds directly under the $1,000,000,000 credit facility. The company must maintain certain financial covenants as defined in the extension agreement. The credit facilities prohibit the payment of cash dividends or the repurchase of the company's capital stock and restrict the incurrence of additional indebtedness, sales leaseback transactions, and certain other corporate activities.

   The company has announced its intention to and is actively seeking to sell approximately 300 of its larger format drug stores which are located in the western United States. The company also has engaged an investment bank to sell all or a portion of the company's interest in PCS. All net proceeds realized from any asset sale must be applied to reduce the outstanding balance of its credit facilities; amounts so applied may not be reborrowed. In the event the company does not generate $500,000,000 of net proceeds from asset sales by February 15, 2000, the interest rate applicable to its credit facilities will be increased by 50 basis points.

NOTE 11- COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

   On March 12, 1999 the company announced that the preliminary estimate for fully diluted earnings per share for the fourth quarter of fiscal 1999 would be approximately $0.30 to $0.32 as compared to the then existing First Call analyst's consensus estimates of $0.52 per share. Subsequent to the March 12 announcement, several purported class action lawsuits were commenced in the United States District Court for the Eastern District of Pennsylvania against the company, Martin Grass, former Chairman and Chief Executive Officer and a director, Timothy Noonan, interim Chief Executive Officer, President, Chief Operating Officer and a director, Franklin Brown, Vice Chairman and a director, and Frank Bergonzi, former Senior Executive Vice President and Chief Financial and Accounting Officer. The plaintiffs in these suits allege that the company failed to make prompt public disclosure of matters mentioned in its March 12 announcement that affected results for the fourth quarter and seek to recover damages on behalf of all purchasers of the company's common stock between December 14, 1998 and March 11, 1999. On April 18, 1999, the Court approved a stipulation among counsel that, among other things, provided for consolidation of these suits. Thereafter, the court granted the plaintiffs leave to amend the complaints to include purchasers of the company's common stock after March 11, 1999, and to include additional allegations of wrongdoing by the defendants.
The company is unable to predict the ultimate outcome of this litigation.

   Since May 1999, various complaints have been filed in federal courts in Philadelphia, Pennsylvania and Wilmington, Delaware derivatively and on behalf of the company against the same officers named in the class action lawsuits and against the directors of the company. The complaints allege essentially the same wrongful acts as are alleged in the class action lawsuits and charge the defendants

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

with mismanagement, waste of corporate resources and breach of fiduciary duty. Certain of the complaints also allege that certain of the transactions discussed in the Current Report on Form 8-K filed by the company on February 9, 1999 constituted mismanagement, waste of corporate resources and breach of fiduciary duty. The plaintiffs seek indemnity and contribution on behalf of the company from the individual defendants. The company is unable to predict the ultimate outcome of this litigation.

   In September 1999, the Florida Attorney General filed a lawsuit charging the company with deceptive trade practices, civil theft and racketeering. The complaint alleges the company's practice of varying the price it charged customers who paid cash for prescription medication constituted a deceptive trade practice. Subsequently, a number of purported class action lawsuits were filed in various states and federal courts alleging the practice violated applicable consumer protection laws in the jurisdictions in which the lawsuits were filed. The company has denied that it engaged in any improper practices and intends to defend these actions vigorously. The outcome of these lawsuits cannot be predicted. The company is defending various lawsuits alleging with other things, breach of contract and breach of lease obligations and failure to comply with applicable wage and hours laws. The company believes it has made adequate provision for any resulting liabilities.

   In addition, the company is a defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance or, if not so covered, are without merit or are of such nature or involve such amounts as would not have material effect on the financial statements of the company if decided adversely. The company, regardless of insurance coverage, does not believe that is has a material, estimable, and probable liability in regard to these claims and lawsuits as of August 28, 1999.

   In connection with the development of certain of its drugstores, the company agreed with individual lenders providing construction financing to the various developers that the company would purchase the construction loan from the lender in the event the developer was unable to obtain permanent mortgage financing.
At August 28, 1999, the company was obligated to purchase approximately $40,000,000 in construction loans.

     When the company sells stores operated in leased facilities, the leasehold ordinarily is assigned to the buyer, who assumes primary liability for the rental leasehold obligation. The company has a continuing contingent liability for those obligations should the assignee fail to make payment to the lessor.

     The Company purchases approximately 90% of the dollar volume of its pharmaceuticals from a single supplier. Should there be a significant disruption in the company's relationship with the supplier, the company could have difficulty in filling prescriptions and those difficulties could have a severe impact on the company's business.

     The company has outstanding letters of credit of approximately $ 40,075,000 as of October 29, 1999.

NOTE 12- SALE LEASEBACK TRANSACTION

   In June 1999, the company completed a sale and lease back transaction involving 26 of its owned store locations. Proceeds in the amount of $74,899,000 were received. The company has agreed to lease back the store locations under noncancellable leases with twenty-two year lease terms. The loss recorded on the transaction was approximately $1,000,000.

NOTE 13- SUBSEQUENT EVENTS

   In connection with the refinancing activities discussed in Note 10, on October 27, 1999, the company issued and sold to Green Equity Investors III, L.P. (GEI), an affiliate of Leonard Green & Partners L.P. (LGP), 3,000,000 shares of the company's 8% series A cumulative convertible pay-in-kind preferred stock, par value $1.00, at a purchase price of $100 per share, for an aggregate purchase price of $300,000,000. At any time after the expiration or termination of any applicable waiting period under the Hart-Scott Rodino Antitrust Act of 1976, the series A preferred stock is convertible into the company's common stock, $1.00 par value, at a current conversion price of $11.00 per share (subject to certain adjustments). Each share of series A preferred stock will be exchangeable, either at the option of the company or all holders of such shares, for one share of the company's series B convertible preferred stock with substantially the same terms as the series A preferred stock, except that the series B preferred stock will have certain voting rights. The holders of series B preferred stock will vote with holders of common stock and each holder of series B preferred stock will have one vote for each share of common stock issuable upon conversion of such holder's series B preferred stock. The holders of series B preferred stock will also be entitled to vote separately as a class to elect two directors to the Board of Directors.

     The series A preferred stock accrues dividends at a rate of 8% per annum, such dividends payable in cash or in additional shares of series A preferred stock at the option of the company, subject to the restriction on paying cash dividends in the financial covenants of the company's credit facilities. The initial conversion price will be reset (1) in the event that prior to October 27, 2000, the company issues shares of its common stock at a sale price lower than the then current conversion price, to such lower sale price and (2) on March 1, 2001, to the lowest average price (but not less than $7.50) of the company's common stock during any consecutive three-month period

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

from October 27, 1999 through February 28, 2001 if such average price is lower than the then current conversion price or, if not lower, to $11.50 (assuming no other adjustment). The company may redeem the Series A preferred stock after October 24, 2004 at $105 per share plus accrued and unpaid dividends to the date of redemption.

   The company agreed to register, at its expense, on or after October 25, 2001, the company's common stock issuable upon conversion of the preferred shares. The company paid a $3,000,000 fee to LGP and agreed to pay annual consulting fees of $1,000,000 to LGP at the end of each of the first three anniversaries of the closing.

   In September 1999, the company entered into an agreement with Longs Drug Stores Inc. to sell 38 West Coast stores. The agreement included the sale of all the fixed assets and inventories at the stores for approximately $186,000,000 in cash. This transaction is not expected to have a material impact on the pre-tax results of operations for the remainder of fiscal year 2000. As of October 31, 1999, 32 stores were transferred to Longs resulting in expected net cash proceeds of approximately $138,000,000.

   Also in September, the company announced corporate staff reductions and realignment of its west coast distribution network. The corporate downsizing did not affect direct store personnel or personnel at PCS and is intended to reduce overhead. The company will offer severance packages and outplacement support to persons affected by the downsizing. In a separate action, the company announced its plans to close a distribution center in Ogden, Utah in mid-2000 as a part of its consolidation of its west coast distribution network. The company is evaluating whether the operations currently performed at the Ogden distribution center will ultimately be transferred to a new, one million square foot distribution facility now being built in Lancaster, California.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

   As noted in Note A to the Index to this report on Form 10-Q, the company has been discussing various accounting matters with the staff of the Securities and Exchange Commission in connection with the staff's review of the company's filings. On June 1, 1999, the company filed its Form 10-K for the fiscal year ended February 27, 1999, which included restated financial statements for the fiscal years ended February 28, 1998 and March 1, 1997 and the interim periods of fiscal 1999 and 1998. Those restated financial statements reflected adjustments relating to various accounting matters which the company had been discussing with the staff. Since June, the company has continued to discuss with the staff various accounting matters, including the company's historical policy relating to the accounting for impairment of assets, principally closed and under performing stores, and the company's accounting for the exit liability for future lease obligations related to closed stores. In connection with those discussions and the company's review of other accounting practices with respect to its historical financial statements, the company is further restating its financial statements and intends to file, in an amended report on Form 10-K, restated audited financial statements as of February 27, 1999 and February 28, 1998 and for the three fiscal years ended February 27, 1999. The restated financial statements included in this report on Form 10-Q reflect the adjustments described in Note 2, which the company has thus far determined to be necessary, resulting from the company's consideration of the SEC staff's views and the Company's review of the historical financial statements. Although the company believes the financial statements included in this report include all necessary corrections, additional adjustments may be identified as the company completes its review, considers any additional SEC comments and prepares any amendment to its annual report on Form 10-K for the fiscal year ended February 27, 1999.

SUMMARY

     Net income in the first six months of fiscal year 2000 increased to $29.0 million from a loss of $21.6 million in the first six months of fiscal year 1999. The company had a loss of $15.4 million in the thirteen weeks ended August 28, 1999 as compared to net income of $4.1 million in the thirteen weeks ended August 29, 1998. The decrease in second quarter comparable operating results was attributable to gross margins that were 2.9% lower in 1999 than in 1998, goodwill amortization expense that was higher by 206% than in the comparable period in 1998 as a result of the company's acquisition of PCS Health Systems Inc. ("PCS") in January 1999, and interest expense that was 200% higher in 1999 than in 1998 as a result primarily of the borrowings to finance the acquisition of PCS. The decrease in both periods resulted from the operations of the company's retail drug segment. The company acquired its pharmacy benefit management (PBM) segment in the fourth quarter of its fiscal year ended February 28, 1999. There follows a discussion and analysis of both the retail drug and the PBM segments' results under the caption "Segment Information."

SEGMENT INFORMATION

   The company is engaged in two business segments: the retail drug segment and the PBM segment. The larger of the two segments is the company's retail drug segment, which operates retail drugstores across the United States, with pharmacy services forming the core of the business. The PBM segment offers pharmacy benefit management and mail-order pharmacy services and markets prescription plans and other managed health care services to employers, health plans and their members, and government-sponsored employee benefit programs.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

RETAIL DRUG SEGMENT

   As of August 28, 1999, the company's retail drug segment operated 3,857 retail drugstores in 30 states and the District of Columbia. Each drugstore offers a full selection of health and personal care products, convenience food items, seasonal merchandise and a large private label product line (collectively, the "front-end" products) and pharmacy services. A large percentage of the company's pharmacy services are provided under pharmacy plans, where the prescription is paid for by a person or entity other than the recipient of the prescribed pharmaceutical ("third party" sales).

RESULTS OF OPERATIONS

     Sales for the thirteen-week period ended August 28, 1999 were $3,196.1 million compared to $3,011.0 million in the same period last year, representing an increase of 6.1%. Same-store sales for the quarter ended August 28, 1999, increased 8.0% as compared to the year-ago period reflecting a 17.5% increase in pharmacy sales and a 3.2% decline in front-end sales, which are all non-pharmacy sales. Prescription sales accounted for 58.8% of drugstore sales for the quarter, compared to 53.4% last year. Third party prescription sales, which are generally subject to negotiated reimbursement rates in conjunction with a pharmacy benefit plan, were 87.6% of prescription sales compared to 85.0% last year. For the twenty-six weeks, retail sales were $6,560.6 million compared to $6,043.7 million a year ago, an increase of 8.6%. Same-store sales for the twenty-six weeks ended August 28, 1999 rose 9.6%, reflecting growth of 19.7% in pharmacy sales and a 2.1% decline in front-end sales. Same-store comparisons include stores that have been expanded or relocated, and most relocations involve an increase in square footage of the sales floor. During the quarter the company added or acquired 52 drugstores, closed 48 and expanded or relocated 58 units.

     As a percentage of sales, cost of goods sold including occupancy costs was 76.3% and 74.7% for the thirteen and twenty-six week periods ended August 28, 1999, respectively, compared to 74.1% and 74.5% for the same periods in the previous year. The company continues to experience higher growth in prescription sales as compared with front-end sales at its retail drugstores, which contributed to a decline in overall gross margins for the thirteen and twenty-six week periods because prescription gross margins are lower than front-end gross margins. The percentage of front-end sales to total sales declined to 41.2% and 41.5% of sales for the thirteen and twenty-six week periods ended August 28, 1999 compared to 46.6% and 46.5% in the prior year. Front-end gross profit margins also declined for the thirteen weeks, which also contributed to the decline in margins. This included increases in shrinkage expense (inventory losses) of $1.8 million and $2.8 million, respectively, for the thirteen and twenty-six week periods, when compared to the same periods last year. As a percentage of sales, shrinkage expense was 0.37% and 0.39% of total drugstore sales for the quarter and year-to-date periods in fiscal 2000 as compared to 0.34% and 0.38% of drugstore sales for the same periods last year. Pharmacy gross profit margins also decreased when compared to the same period in the prior year, as the percentage of third party sales to total prescription sales continued to increase. Finally, occupancy costs, which are a component of cost of goods sold, increased, negatively impacting gross margins. As the company has moved its stores to larger, freestanding units, these costs have risen. For the quarter, occupancy costs increased $23.9 million over the prior year period. Year-to-date, occupancy costs have increased by over $51.6 million compared to last year.

     Selling, general and administrative expenses were $696.8 million or 21.8% of sales for the quarter, compared to $648.9 million or 21.6% of sales for the comparable period last year. For the year to date these expenses were $1,348.9 million or 20.6% of sales compared to $1,328.8 million or 22.0% of sales in the prior year. The favorable decline in the current year operating expense ratios for the year-to-date periods resulted from strong pharmacy same-store sales, especially at the company's East Coast stores, which creates expense leverage.

     Operating profit of the retail drug segment, excluding store closing charges and LIFO, decreased from $120.1 million in the thirteen weeks ended August 29, 1998 to $51.5 million in the thirteen weeks ended August 28, 1999. The decrease resulted from reduced gross profit margin and higher selling, general and administrative expenses.

   The second quarter operating results do not reflect the company's share of drugstore.com's losses. See Note 9 to the financial statements.

PHARMACY BENEFIT MANAGEMENT SEGMENT

   The company's PBM segment offers pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and other managed health care services to employers, health plans and their members, and government-sponsored employee benefit programs. Prior to its acquisition of PCS, the company operated one business segment, the retail drug segment.

RESULTS OF OPERATIONS

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

   Net sales of the PBM segment for the thirteen and the twenty-six weeks ended August 28, 1999 were $310 million and $570 million, respectively.

   Selling, general and administrative expenses were $30.1 million or 9.7% of sales for the quarter, and $60.8 million or 10.6% of sales for the twenty-six weeks ended August 28, 1999.

     Operating profit for the PBM segment for the thirteen and the twenty-six weeks ended August 28, 1999 was $12.9 million and $43.6 million, respectively.

CORPORATE AND UNALLOCATED COSTS AND EXPENSES

     The company uses the LIFO inventory method that requires interim estimates of annual inflation rates. Costs of goods sold included a LIFO provision of $9.4 million for the thirteen weeks ended August 28, 1999, compared to $5.9 million in the same period last year.

   Goodwill amortization expenses increased to $19.0 million for the thirteen weeks ended August 28, 1999 compared to $9.2 million last year. For the twenty-six week periods goodwill amortization was $38.3 million as of August 28, 1998 compared to $18.4 million last year. The increase each period in goodwill amortization is principally attributable to the acquisition of PCS in January 1999. Whereas the thirteen and twenty-six weeks ended August 29, 1998 contained no goodwill amortization for PCS, the thirteen and twenty-six weeks ended August 28, 1999 had goodwill amortization expenses of approximately $10.3 million and $20.5 million, respectively. The company's balance sheet as of August 28, 1999 includes goodwill amounting to approximately 27.7% of total assets and 122% of stockholders' equity. Approximately 53.3% of goodwill, or $1.6 billion, resulted from the acquisition of PCS. The company has determined that the useful life of goodwill recorded with the PCS acquisition is no less than 40 years, and accordingly, that goodwill is being amortized over a 40-year period. There is risk that this determination will prove to have been incorrect and the company will be amortizing this goodwill over too long a period. If this occurs, the company's earnings this year, and in the years following will have been overstated, and, in later years, the company will be burdened with a continuing charge to earnings without a corresponding benefit to income. If management determines in a later year that the company is no longer receiving the benefit of this goodwill, the company may have to write off the remaining goodwill in that year, resulting in a reduction in earnings for that fiscal year. The company reviewed the anticipated cash flows and other factors when considering the cost the company was willing to incur to purchase PCS and concluded that anticipated future cash flows associated with the intangible assets acquired would continue indefinitely. Additionally, management has found no persuasive evidence that any material portion of these intangible assets will be depleted in less than 40 years, however, no assurance can be given that this determination will prove to be correct.

   The company treated 57 and 111 stores as closed for accounting purposes during the thirteen and twenty-six weeks ended August 28, 1999 as compared to 77 and 189 stores considered closed for accounting purposes during the thirteen and twenty-six weeks ended August 29, 1998. It recorded exit costs of $29.3 million and $42.4 million during the thirteen and twenty-six weeks ended August 28, 1999 as compared to exit costs of $63.6 million and $137.9 million recorded during the thirteen and twenty-six weeks ended August 29, 1998.

     Interest expense increased to $84.9 million and $159.9 million for the quarter and year-to-date periods in fiscal 2000, compared to $42.6 million and $83.2 million for the comparable periods last year. The increase in interest expense resulted from higher weighted average borrowings this year compared to the same periods last year. The higher borrowings this year are largely due to the acquisition of PCS in the fourth quarter of fiscal 1999. For the twenty-six weeks ended August 28, 1999, borrowings related to the acquisition of PCS contributed approximately $43.5 million of interest expense. Higher borrowings were also required to fund the store development program during fiscal 1999, as well as additional borrowings to complete store development projects during fiscal 2000 and other capital projects. Borrowings were also necessary to fund operating activities, particularly the investment in inventory, which increased $366 million during the twenty-six weeks ended August 28, 1999. The weighted average interest rates on the company's commercial paper were approximately 5.3% for the quarter ended August 28, 1999 and 5.1% year-to-date, compared to 5.7% for the quarter and year-to-date periods last year.

     The income tax benefit was $43.9 million for the quarter ended August 28, 1999 compared to an expense of $4.0 million last year. Year-to-date, income tax expense was $82.6 million compared to an income tax benefit of $21.3 million last year. The effective income tax rate was 74%, compared to an effective rate of 49.6% last year. The increase in the effective tax rate is attributable to the impact of non-deductible amortization, principally goodwill, on the estimated earnings before income taxes for fiscal 2000. The increase in non-deductible amortization expenses is due principally to the acquisition of PCS last year. Depreciation and amortization expenses were $222.0 million for the twenty-six weeks ended August 28, 1999 compared to $208.5 million for the comparable period last year. The increase in these expenses is attributable to the increase in goodwill amortization of $20.5 million from the acquisition of PCS, as well as increases in other intangible assets such as lease acquisition costs and increases in property, plant and equipment resulting from the store development program.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

     The net loss for the quarter was $15.4 million compared to a net income of $4.1 million last year. Year-to-date, net income was $29.0 million compared to a net loss of $21.6 million last year. Both periods include charges related to store closings and impairment of assets related to all closed stores and certain open stores. The provision for store closing liabilities and impairment aggregated $29.3 million and $42.4 million for the thirteen weeks and twenty-six weeks to date ended August 28, 1999. The comparable amounts for fiscal 1999 were $63.6 million and $137.9 million.


LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used cash of $93.4 million for the twenty-six weeks ended August 28, 1999. Last year, operating activities provided cash of $5.8 million. Negatively impacting cash provided by operating activities were increases in prepaid expenses and inventories, as well as cash payments related
to the company's closed stores.   The company's fiscal 1999 strategic exit plan
as well as the stores closed during fiscal 2000 will have a negative effect on future cash flows for closed locations with remaining noncancellable leases. Payments for lease terminations, as well as monthly payments on lease obligations and ancillary expenses resulted in cash payments of $17.1 million for the quarter and $36.7 million through the 26 weeks ended August 28, 1999. Excluding lease termination payments that cannot readily be determined, the company currently expects to pay down approximately $34.2 million of the closed store liability during the remainder of fiscal 2000.

     Cash from operating activities was positively impacted by approximately $118.3 million of cash provided by PCS operations for the thirteen weeks ended August 28, 1999. PCS's operating cash flows can be significantly influenced by the timing of payments to pharmacy providers and customer collections. For the year-to-date period, cash from operations benefited from the timing of customer collections and pharmacy provider payments by a net amount of approximately $20.2 million. For the thirteen weeks ended August 28, 1999, payments to providers exceeded customer collections by a net amount of approximately $239.4 million, contributing to an overall reduction in operating cash flows of approximately $188.1 million from PCS operations. These timing differences will continue to vary in future periods based upon the differences in payment and collection cycles at or near the end of each reporting period.

     Year-to-date, capital expenditures for property, plant and equipment were approximately $478.1 million in connection with the company's store construction, renovation and relocation projects already underway at the beginning of the first quarter and other capital projects. Other investing activity included the purchase of the Edgehill drugstore chain in the first quarter, which resulted in net cash expenditures of approximately $25 million. In June 1999, the company completed a sale and leaseback transaction involving twenty-six stores, for which the company received proceeds in the amount of $74.9 million. The company has agreed to leaseback store locations under noncancellable twenty-two year leases. Capital expenditures for property, plant and equipment at PCS were approximately $25.4 million for the twenty-six weeks ended August 28, 1999. Cash was also used for dividend payments of $59.9 million.

     In June 1999, the company borrowed $300 million from one of its banks under a demand note to satisfy additional working capital needs because its $2.3 billion of credit facilities would not support any additional issuances of commercial paper. The borrowings were used for general corporate purposes including repayment of the company's commercial paper.

     On September 24, 1999, the company began using funds borrowed under its $1.3 billion credit facility to pay its outstanding commercial paper as it matured. The company lost access to the commercial paper market upon the downgrading of its credit ratings by Standard & Poor's and Moody's. Currently, the company's senior unsecured debt and commercial paper are rated BB and B, respectively, by Standard & Poor's and Ba2 and Not Prime, respectively, by Moody's. The company historically used its credit facilities to support its outstanding commercial paper. The amount available as of October 29, 1999 for borrowings by the company for general corporate purposes under the credit facilities, taking into account the amount needed to support outstanding commercial paper, was approximately $165 million.

     On October 27, 1999, the company's banks agreed to extend and restructure $2.7 billion of the outstanding credit facilities. As a result, the due dates of the $1.3 billion of bank debt scheduled to mature on October 29, 1999 and the $300 million of bank debt borrowed in June 1999 and that was due on demand, have been extended to November 1, 2000. The company's $1.0 billion credit facility, which was also restructured, terminates on July 19, 2001. Borrowings under the credit facilities carry higher interest costs than commercial paper. The interest rates under the company's credit facilities are based on prime or LIBOR that adjusts with changes to the company's credit rating. At the company's current credit ratings, borrowings under the $1.3 billion facility are at LIBOR plus 3.0% and borrowings under the $1.0 billion facility and the $300 million bank note are at LIBOR plus 3.5%. In connection with obtaining waivers of compliance with certain of the covenants in September and October 1999 and the subsequent extensions and restructuring described above, the company has paid fees and transaction costs of approximately $43 million. Additionally, the company issued three year warrants to purchase 2.5 million shares of common stock at $11 per share and agreed to a one year financial services advisory contract for a future monthly payment of $2 million. If all of the company's borrowings under its commercial paper program and $300 million of above mentioned bank debt had been financed through its restructured credit facilities during the 13 weeks ended August 28, 1999,

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

interest expense for the quarter would have been $50.8 million, which is approximately $19 million, or 59.7 % , greater than the actual expense for the quarter.

     In addition, the financial covenants in all $2.7 billion of the company's credit facilities have been amended to be consistent with the company's current business plan. The principle financial covenants consist of a capitalization leverage ratio, cash flow leverage ratio and fixed charge coverage ratio. The facilities prohibit the company from paying any cash dividends or from redeeming or otherwise repurchasing its capital stock and are secured by the company's ownership interests in PCS and drugstore.com. The facilities also limit the amount of the company's capital expenditures to $620 million for the fiscal year ended February 2000 and $295 million for the fiscal year ending February 2001. The company has announced its intention to and is actively seeking to sell approximately 300 of its larger format drug stores located in the western United States. The company has engaged an investment bank to sell all or a portion of the company's interest in PCS. All net proceeds realized from any asset sale must be applied to reduce the outstanding balance of the company's credit facilities; amounts so applied may not be reborrowed. In the event that the company does not generate $500 million of net proceeds from asset sales by February 15, 2000, the interest rate applicable to its credit facilities will be increased by 50 basis points.

     Concurrent with the restructuring of the credit facilities, on October 27, 1999, the company issued and sold to Green Equity Investors III, L.P. (GEI), an affiliate of Leonard Green & Partners L.P. (LGP), 3,000,000 shares of the company's 8% series A cumulative convertible pay-in-kind preferred stock, par value $1.00, at a purchase price of $100 per share, for an aggregate purchase price of $300,000,000. At any time after the expiration or termination of any applicable waiting period under the Hart-Scott Rodino Antitrust Act of 1976, the series A preferred stock is convertible into the company's common stock, $1.00 par value, , at a current conversion price of $11.00 per share (subject to certain adjustments). Each share of series A preferred stock will be exchangeable, either at the option of the company or all holders of such shares, for one share of a series of the company's series B convertible preferred stock with substantially the same terms as the series A preferred stock, except that the series B preferred stock will have certain voting rights. The holders of series B preferred stock will vote with holders of common stock and each holder of series B preferred stock will have one vote for each share of common stock issuable upon conversion of such holder's series B preferred stock. The holders of series B preferred stock will also be entitled to vote separately as a class to elect two directors to the Board of Directors.

     The series A preferred stock accrues dividends at a rate of 8% per annum, such dividends payable in cash or in additional shares of series A preferred stock at the option of the company, subject to the restriction on paying cash dividends in the financial covenants of the company's banking facilities. The initial conversion price will be reset (1) in the event that prior to October 27, 2000, the company issues shares of its common stock at a sale price lower than the then current conversion price, to such lower sale price and (2) on March 1, 2001, to the lowest average price (but not less than $7.50) of the company's common stock during any consecutive three-month period from October 27, 1999 through February 28, 2001 if such average price is lower than the then current conversion price or, if not lower, to $11.50 (assuming no other adjustment). The company may redeem the Series A preferred stock after October 24, 2004 at $105 per share plus accrued and unpaid dividends to the date of redemption.

     The company agreed to register, at its expense, on or after October 25, 2001, the companys' common stock issuable upon conversion of the preferred shares. The company paid a $3 million fee to LGP and agreed to pay annual consulting fees of $1 million to LGP at the end of the first three anniversaries of the closing.

     On September 15, 1999, the company announced the sale of 38 of its California stores to Longs Drug. The transfer of 32 stores to Longs was completed as of October 31, 1999, resulting in expected net cash proceeds of approximately $138 million. The net proceeds from the Longs transactions must be used to retire borrowings under the credit facilities.

     Based on the $300 million the company received from GEI, the $165 million available under its credit facilities, the paydown of bank debt expected from asset sales, the prohibition on the payment of cash dividends, planned reductions of capital expenditures, and cash generated from operations, management believes that the company has the necessary liquidity for working capital needs and to meet its financial obligations.

     Total debt to total capitalization was 70.5% as of August 28, 1999, compared to 67.4% at February 27, 1999.

YEAR 2000

     In 1996, the company began a project to convert information technology ("IT") and non-information technology ("non-IT") systems to be Year 2000 (Y2K) date compliant. The Y2K issue creates risk to the company from unforeseen problems in its own computer systems and from that of the systems of other companies and governmental agencies on which the company's operations rely. The company developed a Y2K remediation plan to assess the compliance of its IT and non-IT systems, as well as the remediation efforts

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

of key customers, vendors, suppliers, financial institutions and governmental agencies (collectively referred to as "business partners") to identify the nature and potential impact of issues presented by the Y2K problem on operating activities. The remediation process includes creating an inventory of systems subject to the Y2K problem and assessing the scope of the problem as it relates to those systems; remediating Y2K problems; testing the systems following remediation; and promoting the remediated programs back into the production environment. To date, the company has completed the initial assessment phase of all of its IT systems, giving highest priority to those systems that are considered critical to the company's operations. Of these systems, approximately 99% have been remediated, tested and determined compliant or have been replaced or retired. Included in the 99% are the company's financial applications. The remediation and system testing of these were completed prior to February 28, 1999. The company entered into Fiscal year 2000 in March, 1999 without any Y2K impact. The remaining 1% are either items that are scheduled to be retired, upgraded or are in the process of being system tested. Through September 1999, all systems that had been designated as critical were either determined compliant or were in the final testing phase for certain applications. The integration of the materials handling equipment with the warehouse management system has yet to be system tested to determine compliance, although the company has received assurances from software vendors that it will be compliant. Currently the company anticipates that final system testing will be completed by November 13, 1999 and the company anticipates that all other systems will be complaint by November 30, 1999.

     To date, the company has compiled a comprehensive inventory of its non-IT systems and business partners. The company's non-IT systems include systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure. The company has also assessed the potential risks associated with key business partners and their own Y2K compliance programs. Although there can be no assurance that the company will not be adversely affected, the company continues to monitor the progress of its key business partners and continually assesses the need to enact contingency plans to minimize the risks associated with those partners who will not be Y2K compliant. This includes assessing the need to locate alternative vendors or service providers. Through October 1999, 85% of the non-IT systems and business partners have been determined compliant or the systems have been retired. The company anticipates that all other systems will be compliant by the end of November 1999. The remaining 15% have not been determined compliant to date; however, this includes those business partners who have indicated they will be compliant before the Year 2000. The company had also identified third party agencies that, combined, represent over 90% of the third party business, to test for compliance with the company's systems. Testing is well underway and approximately 78% of the agencies have been tested successfully. Other testing and remediation activities are following a developed plan, and currently, these systems are scheduled to be updated throughout the remainder of the year.

   Rite Aid Dispensing system has passed independent testing in cooperation with NHIN (National Health Information Network). NHIN is leading collaborative effort by pharmacy benefit managers, software vendors, chain drug stores and others to establish a single testing protocol for claims processing and payment.

     The possible impact on business operations from the company's failure to comply with Y2K requirements, or by the failure of one or more of its business partners, to do so could be material to the company's future results of operations, liquidity and capital resources. A possible worst case scenario includes, but is not limited to, disruption of store operations, the inability to communicate with key third party vendors, service providers, customers and financial institutions, as well as pharmacy system or point-of-sale failure. This could result in the temporary inability to properly stock the company's stores, bill and receive payment on third party receivables, as well as the limitation of access to necessary capital resources. Although there can be no assurance that the company will correctly identify and resolve all Y2K related issues, the company's remediation efforts are progressing in accordance with established timetables. Additionally, contingency plans in the event of non-compliant systems have been completed for most critical areas while other areas are still being finalized. These contingency plans include, but are not limited to, off-line prescription fill, off-line point-of-sale mode or paper processing at the stores and other manual processing where computer systems have failed or are not reliable. The various contingency plans in place, or under development, would be utilized in the event that operations are adversely affected by the Y2K problem, despite the company's best efforts or due to events outside the company's control. The company estimates that total Y2K remediation costs will be approximately $9.0 million. To date, the company has incurred approximately $8.0 million of these costs. Total Y2K remediation costs are based upon management's best estimate and are subject to change as additional information becomes available.

RECENT ACCOUNTING PRONOUNCEMENTS

     In the first quarter of fiscal 2000, the company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance concerning recognition and measurement of costs associated with developing or acquiring computer software for internal use. The company also adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance concerning the costs of start-up activities. Adoption of these standards did not have a significant impact on the company's as restated financial statements.

     In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, "Accounting for Futures Contracts, "SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119,
"Disclosure about Derivative Financial Instruments." In addition, it amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit
risk from SFAS No. 105.   The FASB has delayed the effective date of SFAS 133
for one year, to quarterly and annual financial statements in fiscal years
beginning after June 15, 2000.   The company is studying the provisions of SFAS
133 and has not adopted such provisions in its August 28, 1999 consolidated financial statements.

RISKS AND UNCERTAINTIES IN THE FUTURE

   Certain statements contained in this Form 10-Q for the period ended August 28, 1999, that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events that the company expects will or may occur in the future. The company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the company. Such factors include, but are not limited to, competitive pricing pressures, third party prescription reimbursement levels, continued consolidation of the drugstore industry, consumer preferences, regulatory changes governing pharmacy practices, general economic conditions, inflation, merchandise supply constraints, interest rate movements, access to capital, compliance with financial covenants in the company's restructured credit facilities (including the reduction in capital expenditures and the need to use cash from sales of assets to repay its debt rather than grow or improve the company's operations), actual results of the company's closed store locations compared to the assumptions utilized to accrue the related liability, changes in the ongoing evaluation of previously impaired assets, actual cost savings achieved from restructuring activities, availability of real estate, construction and start-up of drugstore and distribution center facilities, the effect of adoption of new accounting pronouncements, the effects, if any, that may result from ongoing discussions with the staff of the SEC, and the effects of technological difficulties including successful completion of Year 2000 conversion activities. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the company with the SEC.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   On March 12, 1999 the company announced that the preliminary estimate for fully diluted earnings per share for the fourth quarter of fiscal 1999 would be approximately $0.30 to $0.32 as compared to the then existing First Call analyst's consensus estimates of $0.52 per share. Subsequent to the March 12 announcement, several purported class action lawsuits were commenced in the United States District Court for the Eastern District of Pennsylvania against the company, Martin Grass, former Chairman and Chief Executive Officer and a director, Timothy Noonan, interim Chief Executive Officer, President, Chief Operating Officer and a director, Franklin Brown, Vice Chairman and a director, and Frank Bergonzi, former Senior Executive Vice President and Chief Financial and Accounting Officer. The plaintiffs in these suits allege that the company failed to make prompt public disclosure of matters mentioned in its March 12 announcement that affected results for the fourth quarter and seek to recover damages on behalf of all purchasers of the company's common stock between December 14, 1998 and March 11, 1999. On April 18, 1999, the Court approved a stipulation among counsel that, among other things, provided for consolidation of these suits. Thereafter, the court granted the plaintiffs leave to amend the complaints to include purchasers of the company's common stock after March 11, 1999, and to include additional allegations of wrongdoing by the defendants.
The company is unable to predict the ultimate outcome of this litigation.

   Since May 1999, various complaints have been filed in federal courts in Philadelphia, Pennsylvania and Wilmington, Delaware derivatively and on behalf of the company against the same officers named in the class action lawsuits and against the directors of the company. The complaints allege essentially the same wrongful acts as are alleged in the class action lawsuits and charge the defendants with mismanagement, waste of corporate resources and breach of fiduciary duty. Certain of the complaints also allege that certain of the transactions discussed in the Current Report on Form 8-K filed by the company on February 9, 1999 constituted mismanagement, waste of corporate resources and breach of fiduciary duty. The plaintiffs seek indemnity and contribution on behalf of the company from the individual defendants. The company is unable to predict the ultimate outcome of this litigation.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

   In September 1999, the Florida Attorney General filed a lawsuit charging the company with deceptive trade practices, civil theft and racketeering. The complaint alleges the company's practice of varying the price it charged customers who paid cash for prescription medication constituted a deceptive trade practice. Subsequently, a number of purported class action lawsuits were filed in various states and federal courts alleging the practice violated applicable consumer protection laws in the jurisdictions in which the lawsuits were filed. The company has denied that it engaged in any improper practices and intends to defend these actions vigorously. The outcome of these lawsuits cannot be predicted. The company is defending various lawsuits alleging among other things, breach of contract and breach of lease obligations and failure to comply with applicable wage and hours laws. The company believes it has made adequate provision for any resulting liabilities.

   In addition, the company is a defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance or, if not so covered, are without merit or are of such nature or involve such amounts as would not have material effect on the financial statements of the company if decided adversely. The company, regardless of insurance coverage, does not believe that is has a material, estimable, and probable liability in regard to these claims and lawsuits as of August 28, 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  The company's market risk results from changes in interest rates. The company enters into debt obligations to support general corporate purposes including capital expenditures, acquisitions and working capital needs. The company's policy is to manage interest rates through the use of a combination of variable rate borrowings and fixed-rate long-term debt obligations. Increases in interest rates would increase the company's interest expense, which would adversely affect cash flow and the results of operations.

  As of August 28, 1999, the company had $2,069.9 million of outstanding commercial paper that had a weighted average fixed rate of 5.6% and a weighted average life of 41 days and was supported by committed lines of credit. However on September 24, 1999, the company began using funds borrowed under credit facilities to redeem its outstanding commercial paper as it matured. The company lost its access to the commercial paper market with the downgrade of its credit ratings by Standard & Poor's and Moody's. Currently, the company's senior unsecured debt and commercial paper are rated BB and B, respectively, by Standard & Poor's and Ba2 and Not Prime by Moody's. At the company's current credit ratings, borrowings under its $1.3 billion credit facility are at LIBOR plus 3.0% and borrowings under its $1.0 billion credit facility and $300 million bank note are at LIBOR plus 3.5%. These interest rates will increase by .50% if the company does not generate net cash proceeds of $500 million from asset sales by February 15, 2000 to reduce the amount borrowed under the credit facilities.

  The interest rate on borrowings under the company's variable rate credit facilities is based on LIBOR. Therefore, changes in one month LIBOR affect the company's cost of borrowings. If the market rates of interest for one month LIBOR change by 10% (approximately 54 basis points) as compared to the rate of 5.4%, the company's annual interest expense would change by approximately $12.8 million, assuming the aggregate amount of variable-rate debt remains at $2,369.9 million, the amount outstanding at August 28, 1999. The company's goal is to manage this market risk by maintaining the ratio of variable rate debt to total debt within a defined range. The percentage of the company's variable rate debt to total debt at August 28, 1999 was 43.6% and 44.3% at October 29, 1999, as compared to 36.7% at February 27, 1999.

  Standard and Poor's has kept the company on credit watch with negative implications and Moody's maintains a negative outlook. Further downgrade of the company's credit ratings would not impact the rate on the borrowings under the credit facilities since the company is currently borrowing at the highest level of the pricing grid as defined in the credit facilities.

  A change in interest rates generally does not impact future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to the periods when the debt matures.

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

ITEM 5.    OTHER INFORMATION

  On October 18, 1999, Martin Grass resigned his positions as Chairman, Chief Executive Officer and director of the Company. While the Board searches for a permanent Chief Executive Officer, Timothy Noonan, the Company's current president and chief operating officer, is acting as interim Chief Executive Officer.

  In connection with issuance of the preferred stock in October 1999 (See Note
13), Leonard Green and Jonathan Sokoloff have joined the company's Board of Directors and Mr. Green has become a member of the executive committee and of the audit committee.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

  (a)  Exhibits

               The following are filed as exhibits to Part I of this Form 10-Q:

               Exhibit 10. Material Contracts -- Amendment to McKesson contract dated July 13, 1999

               Exhibit 11.  Statements re computations of per share earnings

               Exhibit 27. Financial Data Schedule for the quarter ended August 28, 1999 (EDGAR Filing Only)

               Exhibit 27.1 Restated Financial Data Schedule for the quarter ended August 29, 1998  (EDGAR Filing Only)


               The following is filed as an exhibit to Part II of this Form
               10-Q:

               None

  (b)  Reports on Form 8-K

               None

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   RITE AID CORPORATION
                                                   --------------------
                                                   (Registrant)
Date:  November 1, 1999                            /s/ Joseph S. Speaker
-----------------------                            -----------------------
                                                   Joseph S. Speaker
                                                   Senior Vice President, Acting
                                                   Chief Financial Officer and
                                                   Chief Accounting Officer

                 --------------------------------------------
                             RITE AID CORPORATION
                                   FORM 10-Q
                 FOR THE THIRTEEN WEEKS ENDED AUGUST 28, 1999
                 --------------------------------------------

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.       DESCRIPTION
----------------  -----------

ITEM 10           MATERIAL CONTRACTS - AMENDMENT TO MCKESSON HBOC, INC. CONTRACT
                  DATED JULY 13, 1999

ITEM 11           STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS.

ITEM 27           FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED AUGUST 28, 1999
                  (EDGAR FILING ONLY).

ITEM 27.1         RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED AUGUST
                  29, 1998 (EDGAR FILING ONLY).

