Form 10-Q
period 1999-11-27
RITE AID CORP
filed 2000-07-11
CIK 84129

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 27, 1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Transition Period From         To

                         Commission File Number 1-5742

                             RITE AID CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              23-1614034
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

30 Hunter Lane Camp Hill, Pennsylvania                  17011
    (Address of principal executive                  (Zip Code)
               offices)

      (Registrant's telephone number, including area code) (717) 761-2633

  (Former name, former address and former fiscal year, if changed since last report) Not applicable

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  The registrant had 329,491,633 shares of its $1.00 par value Common Stock outstanding as of June 30, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              RITE AID CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
EXPLANATORY NOTE..........................................................   3

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.................   3

PART I. FINANCIAL INFORMATION

  ITEM 1.FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets November 27, 1999 and February
      27, 1999............................................................   4

     Condensed Consolidated Statements of Operations Thirteen Weeks Ended
      November 27, 1999 and November 28, 1998.............................   5

     Condensed Consolidated Statements of Operations Thirty-nine Weeks
      Ended November 27, 1999 and November 28, 1998.......................   6

     Condensed Consolidated Statements of Cash Flows Thirty-nine Weeks
      Ended November 27, 1999 and November 28, 1998.......................   7

     Notes to Condensed Consolidated Financial Statements.................   8

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................  15

  ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  23

PART II. OTHER INFORMATION

  ITEM 1.LEGAL PROCEEDINGS................................................  25

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................  27

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................  27

  ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS...............  27

  ITEM 5.OTHER INFORMATION................................................  27

  ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.................................  27

                               EXPLANATORY NOTE

  This Quarterly Report on Form 10-Q contains financial and other information for Rite Aid Corporation for the thirteen week and thirty-nine week periods ended November 27, 1999. However, this Quarterly Report on Form 10-Q is being filed with the Securities and Exchange Commission ("SEC") concurrently with the filing of Rite Aid's Annual Report on Form 10-K for the fiscal year ended February 26, 2000 (the "Fiscal 2000 10-K"). The Fiscal 2000 10-K contains Rite Aid's audited financial statements for fiscal years 2000, 1999 and 1998, of which the financial statements for fiscal years 1999 and 1998 have been restated. The Fiscal 2000 10-K also contains unaudited financial information for each of the four thirteen week periods comprising fiscal 2000 and fiscal 1999. Of these thirteen week periods, financial information has been restated for all such periods except the thirteen week period ended November 27, 1999 and the thirteen week period ended February 26, 2000. The Fiscal 2000 10-K contains information regarding these restatements, changes in the management of Rite Aid Corporation and other material matters that have occurred since November 27, 1999. This Quarterly Report on Form 10-Q should be read in conjunction with the Fiscal 2000 10-K, which is available on the SEC's EDGAR system.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," "will" and similar expressions and include references to assumptions and relate to the future prospects, developments and business strategies of Rite Aid Corporation.

  Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

  . Our high level of indebtedness and our ability to refinance our substantial debt obligations which mature in August and September 2002;

  . Our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our credit facilities and other debt agreements;

  . Our ability to improve the operating performance of our existing stores, and, in particular, our new and relocated stores in accordance with our new management's long term strategy;

  . The outcomes of pending lawsuits and governmental investigations, both civil and criminal, involving our financial reporting and other matters;

  . The sale of PCS Health Systems, Inc. and other assets which we are currently negotiating but which may not be consummated;

  . Competitive pricing pressures, continued consolidation of the drugstore industry, third-party prescription reimbursement levels, regulatory changes governing pharmacy practices, general economic conditions and inflation, interest rate movements, access to capital and merchandise supply constraints; and

  . Our failure to develop, implement and maintain reliable and adequate internal accounting systems and controls.

  Rite Aid undertakes no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. The company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Factors Affecting Our Future Results" included in the Fiscal 2000 10-K, which is being filed with the SEC's EDGAR system concurrently with the filing of this report.

                         PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
                     RITE AID CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (unaudited)

                                                           February 27, 1999
                                       November 27, 1999 (As Restated, Note 9)
                                       ----------------- ---------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........    $   272,344         $    87,311
  Accounts receivable, net............        612,772             643,189
  Inventories, net....................      2,759,730           2,646,986
  Prepaid expenses and other current
   assets.............................         76,283              55,128
                                          -----------         -----------
    Total current assets..............      3,721,129           3,432,614
                                          -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, NET....      3,939,974           3,645,099
GOODWILL AND OTHER INTANGIBLES........      3,218,438           3,322,859
OTHER ASSETS..........................        150,249             132,241
                                          -----------         -----------
    Total assets......................    $11,029,790         $10,532,813
                                          ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current
   maturities of long-term debt.......    $    27,912         $ 1,570,789
  Accounts payable....................      1,867,581           1,788,216
  Other current liabilities...........        743,382             822,241
                                          -----------         -----------
    Total current liabilities.........      2,638,875           4,181,246
                                          -----------         -----------
CONVERTIBLE SUBORDINATED NOTES........        649,986             649,991
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATION, LESS CURRENT MATURITIES
 .....................................      5,808,904           3,693,991
OTHER NONCURRENT LIABILITIES..........        775,641             633,441
                                          -----------         -----------
    Total liabilities.................      9,873,406           9,158,669
                                          -----------         -----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK ...........         31,344              23,559
                                          -----------         -----------
STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, par value $1 per
   share..............................        300,000                 --
  COMMON STOCK, par value $1 per
   share..............................        258,938             258,861
  ADDITIONAL PAID IN CAPITAL..........      1,291,462           1,370,005
  ACCUMULATED DEFICIT.................       (725,360)           (277,806)
  ACCUMULATED OTHER COMPREHENSIVE
   INCOME.............................            --                 (475)
                                          -----------         -----------
    Total stockholders' equity........      1,125,040           1,350,585
                                          -----------         -----------
    Total liabilities and
     stockholders' equity.............    $11,029,790         $10,532,813
                                          ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                          Thirteen Weeks Ended
                                     Thirteen Weeks Ended   November 29, 1998
                                      November 27, 1999   (As Restated, Note 9)
                                     -------------------- ---------------------
REVENUES............................      $3,645,080           $3,123,169
COSTS AND EXPENSES:
  Costs of goods sold, including
   occupancy costs..................       2,868,180            2,368,054
  Selling, general and
   administrative expenses..........         824,626              820,234
  Goodwill amortization.............          14,208                6,637
  Interest expense..................         161,247               68,218
  Store closing, impairment and
   other charges....................          33,119               69,255
                                          ----------           ----------
                                           3,901,380            3,332,398
                                          ----------           ----------
    Loss before income taxes........        (256,300)            (209,229)
INCOME TAX BENEFIT..................          (4,015)             (63,007)
                                          ----------           ----------
    Net loss........................      $ (252,285)          $ (146,222)
                                          ==========           ==========
BASIC LOSS PER SHARE................      $    (0.98)          $    (0.57)
                                          ==========           ==========
DILUTED LOSS PER SHARE..............      $    (0.98)          $    (0.57)
                                          ==========           ==========





     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                               Thirty-nine
                                           Thirty-nine         Weeks Ended
                                           Weeks Ended      November 28, 1998
                                        November 27, 1999 (As Restated, Note 9)
                                        ----------------- ---------------------
REVENUES...............................    $10,775,871         $9,166,181
COSTS AND EXPENSES:
  Costs of goods sold, including
   occupancy costs.....................      8,229,633          6,942,000
  Selling, general and administrative
   expenses............................      2,428,914          2,350,301
  Goodwill amortization................         42,624             19,911
  Interest expense.....................        364,841            188,293
  Store closing, impairment and other
   charges.............................        117,451            157,633
                                           -----------         ----------
                                            11,183,463          9,658,138
                                           -----------         ----------
    Loss before income taxes and
     cumulative effect of change in
     accounting method.................       (407,592)          (491,957)
INCOME TAXES (BENEFIT).................         11,102           (148,148)
                                           -----------         ----------
    Loss before cumulative effect of
     change in accounting method.......       (418,694)          (343,809)
    Cumulative effect of change in
     accounting method, net of income
     tax benefit of $18,200............        (27,300)               --
                                           -----------         ----------
    Net loss...........................    $  (445,994)        $ (343,809)
                                           ===========         ==========
BASIC LOSS PER SHARE:
    Loss before cumulative effect of
     change in accounting method.......    $     (1.83)        $    (1.33)
    Cumulative effect of change in
     accounting method, net............    $     (0.11)        $      --
                                           -----------         ----------
    Net loss...........................    $     (1.94)        $    (1.33)
                                           ===========         ==========
DILUTED LOSS PER SHARE:
    Loss before cumulative effect of
     change in accounting method.......    $     (1.83)        $    (1.33)
    Cumulative effect of change in
     accounting method, net............    $     (0.11)        $      --
                                           -----------         ----------
    Net loss...........................    $     (1.94)        $    (1.33)
                                           ===========         ==========




     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                               Thirty-nine
                                           Thirty-nine         Weeks Ended
                                           Weeks Ended      November 28, 1998
                                        November 27, 1999 (As Restated, Note 9)
                                        ----------------- ---------------------
OPERATING ACTIVITIES:
Net loss...............................     $(445,994)          $(343,809)
  Depreciation and amortization........       377,644             285,254
  Store closing, impairment and other
   non-cash charges....................        38,859             158,091
  LIFO charge..........................        42,624               9,100
  Changes in operating assets and
   liabilities.........................      (264,218)           (204,968)
                                            ---------           ---------
    NET CASH USED IN OPERATING
     ACTIVITIES........................      (251,085)            (96,332)
                                            =========           =========
INVESTING ACTIVITIES:
  Expenditures for property, plant and
   equipment...........................      (414,128)           (572,016)
  Purchases of businesses, net of cash
   acquired............................       (24,454)                --
  Intangible assets acquired...........       (30,703)            (65,153)
  Proceeds from dispositions...........       118,596                 --
  Other................................       (34,984)                --
                                            ---------           ---------
    NET CASH USED IN INVESTING
     ACTIVITIES........................      (385,673)           (637,169)
                                            =========           =========
FINANCING ACTIVITIES:
  Proceeds from the issuance (payments)
   of long-term debt...................       (41,503)            196,077
  Proceeds from the issuance of
   redeemable preferred stock..........         5,695                 --
  Proceeds from the issuance of
   preferred stock.....................       300,000                 --
  Net proceeds (payments) of commercial
   paper borrowings....................       643,560             489,592
  Cash dividends paid..................       (92,815)            (83,779)
  Other financing activities, net......         6,854             138,550
                                            ---------           ---------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES........................       821,791             740,440
                                            =========           =========
INCREASE IN CASH AND CASH EQUIVALENTS
 ......................................       185,033               6,939
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD.............................        87,311              85,065
                                            =========           =========
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD................................     $ 272,344           $  92,004
                                            =========           =========



     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in thousands, except share amounts)

1. Basis of Presentation

  The accompanying financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the company's annual report has not been included in this report; however, such information reflects all adjustments (consisting primarily of normal occurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week and thirty-nine week periods ended November 27, 1999 are not necessarily indicative of the results to be expected for the full year.

  As described in Note 9, the Company has restated its financial statements covering all periods in fiscal 1999, including the thirteen week and thirty-nine week periods ended November 28, 1998.

2. Result of Operations and Financing

  During the thirty-nine week periods ended November 27, 1999 and November 28, 1998, the Company incurred net losses of $445,994 and $343,809, respectively, and during the thirty-nine week period ended November 27, 1999, net cash used in operating activities was $251,085. The Company obtained a new senior credit facility in June 2000.

  Since December 1999, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company's retail drug segment. Management believes that available cash and cash equivalents together with cash flow from operations, available borrowings under the new senior credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. In addition, management believes that the Company will be in compliance with its existing debt covenant requirements throughout fiscal 2001. However, a substantial portion of its indebtedness which will mature in August and September 2002 will require the Company to refinance the indebtedness at that time.

3. Loss Per Share

  Following is a reconciliation of the numerator and denominator of the basic loss per share computation to the numerator and denominator of the diluted loss per share computation:

                                               Thirteen                           Thirty-nine
                                              Weeks Ended                         Weeks Ended
                             Thirteen      November 28, 1998    Thirty-nine    November 28, 1998
                            Weeks Ended      (As Restated,      Weeks Ended      (As Restated,
                         November 27, 1999      Note 9)      November 27, 1999      Note 9)
                         ----------------- ----------------- ----------------- -----------------
Numerator for earnings
 per share:
 Net loss...............   $   (252,285)     $   (146,222)     $   (445,994)      $  (343,809)
 Accretion of redeemable
  preferred stock.......            --                --                --                --
 Dividends on preferred
  stock.................         (1,395)             (470)           (1,395)             (470)
                           ------------      ------------      ------------       -----------
 Loss before cumulative
  effect attributable to
  common stockholders...   $   (253,680)     $   (146,692)     $   (447,389)      $  (344,279)
 Cumulative effect of
  change in accounting
  method................   $        --       $        --       $    (27,300)      $       --
                           ------------      ------------      ------------       -----------
 Net loss...............   $   (253,680)     $   (146,692)     $   (474,689)      $  (344,279)
                           ============      ============      ============       ===========
Denominator:
 Basic weighted average
  shares................    258,927,000       256,557,000       258,905,000       258,421,000
 Diluted weighted
  average shares........    258,927,000       256,557,000       258,905,000       258,421,000
Basic and diluted loss
 per share:
 Loss per share before
  cumulative effect of
  accounting change.....   $      (0.98)     $      (0.57)     $      (1.83)      $     (1.33)
 Cumulative effect of
  accounting change.....   $        --       $        --       $      (0.11)      $        --
                           ------------      ------------      ------------       -----------
 Basic and diluted loss
  per share.............   $      (0.98)     $      (0.57)     $      (1.94)      $     (1.33)
                           ============      ============      ============       ===========

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


4. Business Segments

  The Company operates in two business segments; i) the Retail Drug segment, and ii) the Pharmacy Benefit Management ("PBM") segment, that includes other managed health care services and mail-order pharmacy services. The Company's business segments are organized according to the products and services offered to its customers. The Company's dominant segment is the Retail Drug segment, which consists of the operation of retail drugstores across the United States. The Company's drugstores' primary business is pharmacy services, with prescription drugs accounting for approximately 55 percent of total segment sales. In addition, the Company's drugstores offer a full selection of health and personal care products, seasonal merchandise and a large private label product line.

  Through the January 1999 acquisition of PCS Health Systems Inc. ("PCS"), the Company operates a PBM segment. Through its PBM segment, the Company offers pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and selling other managed health care services to employers, health plans and their members and government-sponsored employee benefit programs. Prior to fiscal 1999, the Company operated only the Retail Drug segment.

  In addition, segments are evaluated based upon a profit or loss measurement on a FIFO basis. Accordingly, financial information for each segment is reported on this basis. The following table presents selected financial information for each business segment:

                                    Retail       PBM       LIFO    Consolidated
For the thirteen weeks ended       Segment     Segment    Charge      Totals
----------------------------      ----------  ---------- --------  ------------
November 27, 1999:
  Revenues......................  $3,280,321  $  364,759 $    --   $ 3,645,080
                                  ==========  ========== ========  ===========
  Net loss......................  $ (263,067) $   29,189  (18,407) $  (252,285)
                                  ==========  ========== ========  ===========
  Total assets..................  $8,711,685  $2,318,105 $    --   $11,029,790
                                  ==========  ========== ========  ===========
November 28, 1998 (As restated,
 note 9):
  Revenues......................  $3,123,169  $      --  $    --   $ 3,123,169
                                  ==========  ========== ========  ===========
  Net loss......................  $ (137,460) $      --    (8,762) $  (146,222)
                                  ==========  ========== ========  ===========
  Total assets..................  $7,629,306  $      --  $    --   $ 7,629,306
                                  ==========  ========== ========  ===========
For the thirty-nine weeks ended:
--------------------------------
November 27, 1999:
  Revenues......................  $9,806,296  $  969,575 $    --   $10,775,871
                                  ==========  ========== ========  ===========
  Net loss......................  $ (469,954) $   41,460  (17,500) $  (445,994)
                                  ==========  ========== ========  ===========
  Total assets..................  $8,711,685  $2,318,105 $    --   $11,029,790
                                  ==========  ========== ========  ===========
November 28, 1998 (As restated,
 note 9):
  Revenues......................  $9,166,181  $      --  $    --   $ 9,166,181
                                  ==========  ========== ========  ===========
  Net loss......................  $(325,609)  $      --   (18,200) $  (343,809)
                                  ==========  ========== ========  ===========
  Total assets..................  $7,629,306  $      --  $    --   $ 7,629,306
                                  ==========  ========== ========  ===========

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


5. Store Closing, Impairment and Other Charges

  Store closing, impairment and other charges include non-cash charges of $5.6 million and $38.1 million for the thirteen weeks ended November 27, 1999 and November 28, 1998, respectively, for the impairment of long-lived assets (including allocable goodwill) at 26 and 139 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

  Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is typically 909 days proceeding the closing date or in the case of a store to be relocated, the resale the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations are computed. This liability is discounted using a risk-free rate of interest. The Company evaluates these fassufmptyions each quarter and adjusts the liability accordingly. Included in Sotre closing, impairment and other charges are charges of $43,986 and $81,271 representing the present value of the remaining lease obligation net of estimated lease drecovferies for the thirty nine weeks ended November 27, 1999 and Novembfer 28f, 1998, respectively, and 410,j676 and $33,067 for the thirteen weeks ended November 27f, 1999 and Nsovember 28, 1998, respectively.
  Store closings, impairments and other charges consist of:

                              For the thirteen
                                 weeks ended        For the thirty- nine weeks ended
                          ------------------------- -----------------------------------
                          November 28, November 28,   November 28,       November 28,
                              1999         1998           1999               1998
                          ------------ ------------ ----------------   ----------------
Store lease exit costs..    $ 5,992      $ 45,361     $ 33,383           $         98,783
Impairment charges          27,127        23,894        84,068             58,850
                            -------      --------     ----------------   ----------------
                            $33,119      $569,255             $117,451           $157,633
                            =======      ========     ================   ================

  A rollforward of the Company's lease exit liability follows:

                                                          Changes in                                  Interest
                                       Provision for     assumpgtions                                 Accretion
                                      present value of   about future  Reversal of reserves   Cash       and
                                    noncancellable lease   sublease      for stores that    payments,  changes
                          Balance,   payments on stores     income,         management       net of      in     Balance,
                          beginning   designated to be   terminations,   determined will    sublease  interest   end of
                          of period        closed            etc.          remain open       income     rates     year
                          --------- -------------------- ------------- -------------------- --------- --------- --------
Thirteen weeks ended
 November 27, and
 November 28,
 1999...................   236,535         10,676           (2,358)           (2,326)        (13,435)     214   229,306
 1998 (as restated, note
  9)....................   232,748         33,067           12,294               --          (18,902)  (1,515)  257,692
Thirty-nine weeks ended
 November 27, and
 November 28,
 1999...................   246,805         43,976           (7,011)           (3,582)        (52,171)   1,289   229,306
 1998 (as restated, note
  9)....................   191,453         81,271           17,512               --          (42,600)  10,056   257,692

6. Indebtedness And Credit Agreements

  In addition to store closing, thje Company has also closed or relocated certain distribution centers in its efforts to conswolidated operationsa and implements its regionaal exit straategies. During the second qfuarter of fiscal 200f0, management approved a plan to close sits leased distribution center in Las Vegas, Nevada and terminate all of its empfloyees and faccrued terminationfs benefoit paymentj of #1.6 million in the second qfuarter of 2j000, with fthe charge ifncluded in Ssellfing,fds general and admfinisjjtrative expenses (SG&A) on the

  Following is a summary of indebtedness at November 27, 1999 and February 27, 1999:

                                                      November 27, February 27,
                                                          1999         1999
                                                      ------------ ------------
Commercial paper borrowings under existing credit
 facilities 5.2% and 5.5% weighted average rates in
 fiscal years 2000, and 1999.........................  $  539,840  $ 1,783,125
Revolving credit facility (amended and restated).....     311,655          --
Term loan due 2000 (amended and restated)............   1,300,000          --
Term note due 2000 (amended and restated)............     274,209          --
5.25% convertible subordinated notes due 2002........     649,986      649,991
6.70% notes due 2001.................................     350,000      350,000
7.125% notes due 2007................................     350,000      350,000
7.70% notes due 2027.................................     300,000      300,000
5.50% fixed-rate senior notes due 2000...............     200,000      200,000
6.00% dealer remarketable securities due 2003........     200,000      200,000
6.00% fixed-rate senior notes due 2005...............     200,000      200,000
7.625% senior notes due 2005.........................     200,000      200,000
6.875% senior debentures due 2013....................     200,000      200,000
6.125% fixed-rate senior notes due 2008..............     150,000      150,000
6.875% fixed-rate senior notes due 2028..............     150,000      150,000
5.875% to 10.475% industrial development bonds due
 through 2016........................................       5,434        8,672
Obligations under capital leases.....................   1,074,746    1,141,700
Other................................................      30,932       31,283
                                                       ----------  -----------
                                                        6,486,802    5,914,771
Short-term debt and current maturities of long-term
 debt................................................     (27,912)  (1,570,789)
                                                       ----------  -----------
Long-term debt less current maturities...............  $6,458,890  $ 4,343,982
                                                       ==========  ===========

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


  As of February 27, 1999, the Company had a $1,000,000 unsecured revolving credit facility, expiring in July 2001 to support its commercial paper program and a $1,300,000 unsecured revolving credit facility, expiring in October 1999, to support commercial paper borrowings to complete the acquisition of PCS. In June 1999, the Company borrrowed an additional $300,000 from one of its banks under a demand note. In September 1999, the Company determined it was in default of certain financial covenants in the credit agreements. On October 27, 1999, the Company's banks agreed to extend $2,700,000 of its outstanding credit facilities. As a result, the due dates of the $1,300,000 revolving credit facility scheduled to mature on October 29, 1999 and the $300,000 note that was due on demand were extended to November 1, 2000. The Company's $1,000,000 revolving credit facility, which matured on July 19, 2001, was also amended and restated. Borrowings under the credit facilities carry higher interest costs than commercial paper. The interest rates under the Company's credit facilities are based on prime or LIBOR plus a risk adjusted spread. As of November 27, 1999, borrowings under the $1,300,000 facility were at LIBOR plus 3.5%. Borrowings outstanding under the $1,000,000 facility and the $300,000 bank note were $311,655 and $274,209, respectively as of November 27, 1999 with interest rates at LIBOR plus 4.00%. Borrowings repaid under these credit facilities cannot be re-borrowed. These borrowings have financial and restrictive covenants that among other things restrict our ability to incur liens and debt, pay dividends, make redemptions and repurchases of capital stock, make loans, investments and capital expenditures, prepay, redeem, or repurchase debt, engage in mergers, consolidations, asset dispositions, sale leaseback transactions and affiliate transactions, change our business, amend certain debt and other material agreements, issue and sell capital stock of subsidiaries, make distributions from subsidiaries and grant negative pledges to creditors.

  In connection with obtaining waivers of compliance with, and modification to, certain of the covenants during the third and fourth quarter of fiscal year 2000 and the subsequent extensions and restructuring described above, the Company paid fees and transaction costs of approximately $62,777. Additionally, the Company issued three-year warrants to purchase 2,500,000 shares of common stock at $11.00 per share and has agreed to a one-year financial services advisory contract for a monthly fee of $2,000. These costs are being amortized on a straight-line basis over the terms of the borrowings. The fair value assigned to the warrants was $8,500 and is being amortized over the term of the associated debt instruments. Additionally, as part of the restructuring, the Company entered into a financial advisory agreement for a period of one year.

7. Commitments and Contingencies

   Legal Proceedings

  The Company is party to numerous legal proceedings, as discussed below. Also as discussed below, an unfavorable resolution of certain of these matters could materially adversely effect the Company's results of operations, financial position and cash flows.

  Federal investigations

  There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving our financial reporting and other matters. The Company is cooperating fully with the SEC and the United States Attorney. Also, as previously discussed, the Company's audit committee engaged the law firm of Swidler Berlin Shereff Friedman LLP to conduct an independent investigation of those matters. The results of Swidler Berlin's investigation have been conveyed to the audit committee and to management and were considered in connection with the preparation and restatement of financial statements in this report and in the Fiscal 2000 10-K.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


  The U.S. Department of Labor has commenced an investigation of matters relating to the Company's employee benefit plans, including its principal 401(k) plan which permitted employees to purchase Company common stock. Purchases of Company common stock under the plan were suspended in October 1999. The Company is cooperating fully with the Department of Labor.

  These federal investigations are ongoing. If the Company were convicted of any crime, certain contracts and licenses that are material to operations may be revoked, which would have a material adverse effect on results of operations, financial condition, and cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against Rite Aid could also have a material adverse effect on results of operations, financial condition and cash flows.

  Stockholder litigation

  On March 12, 1999, the Company announced that the preliminary estimate for fully diluted earnings per share for the fourth quarter of fiscal 1999 would be approximately $0.30 to $0.32, as compared to the then existing First Call analysts' consensus estimates of $0.52 per share. After the March 12 announcement, several purported class action lawsuits were commenced in the U.S. District Court for the Eastern District of Pennsylvania and one suit, not a class action, alleging violations of Florida securities laws, was brought in state count and removed to the U.S. District Court for the Northern District of Florida. The defendents in these cases include the Company and certain of its former officers and directors, including Martin Grass, former chairman of the board of directors and chief executive officer; Timothy Noonan, former interim chief executive officer and a former director; Franklin Brown, former vice chairman and a former director; and Frank Bergonzi, former senior executive vice president and former chief financial and accounting officer. The plaintiffs in these suits allege that the defendants violated certain provisions of the federal securities laws by, among other things, failing to make prompt public disclosure of the matters mentioned in its March 12 announcement. The plaintiffs also allege that the Company's financial statements for fiscal 1997, 1998 and 1999 fraudulently misrepresented the Company's financial position, results of operations and cash flows for those periods. The plaintiffs, by their original and amended complaints, seek to recover damages on behalf of all of the purchasers of Company common stock between May 1997 and October 1999. On April 18, 1999, the Court approved a stipulation among counsel that, among other things, provided for consolidation of the class action suits. The plaintiffs have the right until August 10, 2000 to amend the complaints to include additional allegations of wrongdoing by the defendants. In June 2000, the Company moved to transfer the Florida action to the U.S. District Court for the Eastern District of Pennsylvania. The Company is unable to predict the ultimate outcome of this litigation.

  Since May 1999, various complaints have been filed in the U.S. District Court for the Eastern District of Pennsylvania and in the Court of Chancery of the state of Delaware, federal courts in Philadelphia, Pennsylvania and Wilmington, Delaware, derivatively and on behalf of the Company, against the same officers named in the stockholder lawsuits discussed above and against certain former and current directors of the Company. The complaints allege essentially the same wrongful acts as are alleged in the class action lawsuits. Some of those complaints also allege that certain of the transactions discussed in the Current Report on Form 8-K filed with the SEC by the Company on February 9, 1999 constituted mismanagement, waste of corporate resources and breach of fiduciary duty. The plaintiffs seek indemnity and contribution on behalf of the Company from the individual defendants. The Company is unable to predict the ultimate outcome of this litigation.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


  If any of these cases results in a substantial monetary judgment against the Company or is settled on unfavorable terms, the Company's results of operations, financial position and cash flows could be materially adversely affected.

  Drug pricing and reimbursement matters

  Civil proceedings are continuing involving the Company's pricing-related practices for prescription drugs. On September 22, 1999, the Florida Attorney General filed a complaint against the Company in the Second District, Leon County, alleging violations of the Florida Deceptive and Unfair Trade Practices Act and the state RICO statute. The Company no longer operates any retail drugstores in Florida. In essence, Florida asserted that the Company's former practice of allowing its pharmacists the discretion to charge non-uniform prices through the use of positive overrides for cash purchases of prescription drugs was unlawful. The Company discontinued its use of this policy in June 1998 throughout its retail drugstores. On February 18, 2000, the reviewing Florida state court dismissed with prejudice the Florida Attorney General's complaint. On May 5, 2000, the same court denied Florida's motion to rehear the case and affirmed the initial decision on the merits, but granted Florida's motion to amend its complaint to raise allegations concerning other pricing practices relating to discounts and generic drug price notices. On July 5, 2000, the Company filed a motion to dismiss the amended complaint.

  The filing of the complaint by the Florida Attorney General, and the Company's press release issued in conjunction therewith, precipitated the filing of purported federal class actions in Alabama and California and purported state class actions in New Jersey, New York, Oregon, and Pennsylvania. All of the class actions are based on facts essentially identical to those contained in the Florida complaint and none specify damages. The Company has asserted in court filings that its imposition of positive overrides was a legitimate utilization of non-uniform pricing similarly engaged in by many other sectors of retail commerce. The Company filed motions to dismiss each of the uncertified class action complaints for failure to state a claim for which relief could be granted. The Company's arguments have prevailed in each of the cases in which a court decision has been rendered thus far. On December 27, 1999, the United States District Court for the Northern District of Alabama dismissed the federal RICO claims against the Company with prejudice and the plaintiffs later filed an appeal with the Eleventh Circuit. That appeal is currently pending. On May 21, 2000, an Oregon state court judge granted the Company's motion to dismiss the purported class action there with prejudice. On June 12, 2000, the United States District Court for the Central District of California dismissed that case and on June 27, 2000, a New Jersey state court dismissed that class action there. Motions to dismiss the state class actions in New York and Pennsylvania are currently pending.

  The Company believes that all of the positive override lawsuits are without merit under applicable state consumer protection laws and/or state or federal RICO statutes. As a result, the Company intends to continue to vigorously defend each of the pending actions and does not anticipate, if fully adjudicated, that any of the lawsuits will result in an award of damages and/or civil penalties. However, such an outcome for each of the actions cannot be assured and a ruling against the Company could have a material adverse effect on the financial position, operations and cash flows of the Company as well as necessitate substantial additional expenditures to cover legal costs as it pursues all available defenses.

  The Company has also recently been notified that it is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the Department of Justice. The Company believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

believes that its existing policies and procedures fully comply with the requirement of applicable law and intends to fully cooperate with these investigations. The Company cannot, however, predict the outcome of these investigations.

  If any of these cases result in a substantial monetary judgment against the Company or is settled on unfavorable terms, the Company's results of operations, financial position and cash flows could be materially adversely affected.

  PCS legal proceedings

  In November 1999, PCS received a subpoena from the Office of Inspector General of the Department of Health and Human Services ("OIG"). The subpoena requests general information about PCS's formulary programs and rebate practices and makes no allegation of any wrongdoing by PCS. PCS is fully cooperating with the inquiry and believes that no regulatory action will be taken by OIG against PCS that will have a material adverse effect on PCS's business. The Company cannot predict the outcome of this matter.

  In January 1998, a purported class action was brought against PCS by a participant in a plan managed by PCS in the federal district court in New Jersey. The plaintiff alleged that PCS is an ERISA fiduciary and that, as such, breached its fiduciary obligations under ERISA and that PCS received improper kickbacks and rebates from certain drug manufacturers. PCS believes that the plaintiff's action is without merit and is vigorously defending this action. The Company cannot predict the outcome of this action.

  If any of these proceedings results in a substantial monetary judgment against the Company or is settled on unfavorable terms, the Company's results of operations, financial position and cash flows could be materially adversely affected.

Risk Contracts

  The Company enters into risk contracts with certain customers as part of its PBM business. These contracts provide that the Company assume varying percentages of the risk associated with claims experience differing from fixed fee arrangements under managed care programs. In addition, the Company, in certain limited circumstances, guarantees a specific amount of savings for certain customers. Included in other current liabilities in the accompanying consolidated balance sheets are management's estimates of the amounts required to cover losses incurred under such contracts.

8. Subsequent Events

  The Company's Fiscal 2000 10-K and Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2000 will contain discussions of events material to the Company that have occurred subsequent to November 27, 1999. Each of these filings is available on the SEC's EDGAR system.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


9. Restatement

  The financial statements for fiscal 1999, including the financial statements for the thirteen weeks and the thirty-nine weeks ended November 28, 1998, have been restated to reflect various adjustments to the previously reported financial statements. The restated results of operations reflect a net loss and loss per share as follows:

                                           Fiscal Year 1999
                          ---------------------------------------------------
                            Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                 November 28               November 28
                          ------------------------- -------------------------
                          As Previously             As Previously
                           Reported(1)  As Restated  Reported(1)  As Restated
                          ------------- ----------- ------------- -----------
Revenues................    3,122,930    3,123,169    9,166,640    9,166,181
Costs and Expenses
 excluding store
 closing, impairment,
 and other charges......    2,995,965    3,263,143    8,792,871    9,500,505
Store closing,
 impairment, and other
 charges................       (7,298)      69,255      256,906      157,633
Income (loss) before
 income taxes and
 cummulative effect of
 change in accounting
 method.................      134,263     (209,229)     116,863     (491,957)
Income taxes (benefit)..       53,705      (63,007)      46,745     (148,148)
Net income (loss).......       80,558     (146,222)      70,118     (343,809)
Basic and diluted
 earnings (loss) per
 share:.................         0.31        (0.57)        0.27        (1.33)

(1) The amounts shown as previously reported for the thirteen weeks and the thirty-nine weeks ended November 28, 1998 are as reported in the Company's annual report on Form 10-K for the year ended February 27, 1999. These amounts do not agree to the Company's Form 10-Q for the quarterly period ended November 28, 1998, as filed, as these amounts were restated in the Company's 1999 annual report on Form 10-K.

  For a description of the adjustments which resulted in the net loss and loss per share, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restatement of Historical Financial Statements."

10. Store Sale

  In September 1999, the Company signed a definitive contract to sell 38 drugstores in California to Longs Drug Stores California, Inc. ("Longs"). During the third quarter of fiscal 2000, a total of 32 stores were transferred to Longs. In October 1999, the Company agreed to an amendment to its contract with Longs whereby the closing of two stores was postponed due to delays in obtaining waivers for existing lease provisions related to the assignment of leases to the buyer. These two stores were ultimately closed in March 2000 and transferred to the buyer at that time. The remaining four stores which were originally included in the purchase agreement were retained by Rite Aid. A pre-tax gain of $80,109 was recognized in the third quarter of fiscal year 2000, and included in selling, general and administrative expenses, for the stores that were transferred in that year. The gain on the sale of the two stores transferred in March 2000 was realized by the Company in the first quarter of fiscal 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Historical Financial Statements

  The financial statements for fiscal 1999, including the financial statements for the thirteen week period and the thirty-nine week period ended November 28, 1998, have been restated to reflect various adjustments to the previously reported financial statements for fiscal 1999. The aggregate effect of these adjustments on the historical financial statements was to reduce net income by $413.9 million for the thirty-nine week period ended November 28, 1998. On an aggregate basis, adjustments reduced Rite Aid's retained earnings at November 28, 1998 by $1,460.2 million.

  The principal adjustments to Rite Aid's financial statements for the thirteen weeks and the thirty-nine weeks ended November 28, 1998 may be categorized as follows:

Inventory/Cost of Goods Sold

  The restated financial statements reflect adjustments to inventory and cost of goods sold related primarily to reversals of unearned vendor allowances previously recorded as a reduction to cost of goods sold, to correctly applying the retail method of accounting, recording writedowns for slow moving and obsolete inventory, recognizing certain selling costs including promotional markdowns and shrink in the period in which they were incurred, accruing for inventory cut-off, and to reflect vendor allowances in the inventory balances.

Property, Plant and Equipment

  The restated financial statements reflect adjustments to charge certain items previously capitalized to expense in the period in which they were incurred. Such items include certain costs for repairs and maintenance, interest, and internal software expenditures. The adjustments also include increases to depreciation expense to reverse the effects of retroactive changes made to the useful lives of certain assets and to depreciate assets misclassified as construction in-progress.

Lease Obligations

  The restated financial statements reflect the sale-leaseback of certain stores as financing transactions. Such transactions had previously been accounted for as sales with corresponding operating leases. The adjustment to correct these items resulted in the reversal of the asset sales and the establishment of lease obligations. In addition, certain leases previously accounted for as operating leases were determined to be capital leases.

Purchase Accounting

  The company acquired Thrifty PayLess, Inc. in fiscal 1997 and Harco Inc. and K&B Incorporated in fiscal 1998. Certain liabilities associated with these acquisitions that had previously been established with a corresponding increase to goodwill have been either reduced or eliminated to correctly reflect the fair value of the assets and liabilities acquired at the date of acquisition.

Accruals for Operating Expense

  The restated financial statements reflect adjustments to expense certain operating costs in the period in which they were incurred and to record a corresponding liability for those items not paid at the end of the period. Such costs primarily consisted of payroll, vacation pay, incentive compensation, executive retirement plans, scheduled rent increases, and certain insurance claims.

Exit Costs and Impairment of Operating and Other Assets

  The restated financial statements include adjustments to appropriately reflect charges related to store closures in the period in which the decision, and ability, to close a store had been made. Other charges not related to exiting stores and gains from the sale of certain assets previously recorded against the store exit liability have been reflected as income or expense in the period in which they were incurred or realized. Adjustments have also been made to record impairment charges for stores and other assets in the period in which the impairment occurred. The company also determined that its previous method of evaluating assets for impairment at a market level was not appropriate, and that the evaluation should occur at the store level because this is the lowest level of independent cash flows ascertainable.

Results of Operations

Revenues Consolidated
-------------------------------------------------------------------------------

                                            Thirteen                  Thirty-Nine
                                           Weeks Ended                Weeks Ended
                                            November                  November 28,
                               Thirteen     28, 1998    Thirty-Nine       1998
                              Weeks Ended      (As      Weeks Ended       (As
                               November     Restated,   November 27,   Restated,
                               27, 1999      Note 8)        1999        Note 8)
                              -----------  -----------  ------------  ------------
                                           (dollars in thousands)
Sales........................ $3,645,080   $3,123,169   $10,775,871    $9,166,181
Sales growth.................       16.7%         *            17.5%          *
Retail drug segment..........  3,280,321    3,123,169     9,806,296     9,166,181
PBM segment..................    364,759          --        969,575           --
Store data:
  Total stores (beginning of
   period)...................      3,854        3,900         3,870         3,975
  New stores.................         22           40            65            96
  Closed stores..............        (50)         (71)         (143)         (240)
  Store acquisitions, net....          2           10            36            48
  Relocated stores ..........         55           75           164           205
  Total stores (end of
   period)...................      3,828        3,879         3,828         3,879

-------------------------------------------------------------------------------
  The acquisition of PCS on January 22, 1999 was the primary contributor to the growth in our consolidated revenues in the thirteen week period ended November 27, 1999 compared to the same period of the previous year.

  Because PCS was acquired late in fiscal 1999, there is insufficient operating data for prior periods to present a meaningful comparison to its operations in comparable periods of 2000. PCS derived 56.0% of its total revenues in the thirteen week period ended November 27, 1999 and 58.6% in the thirty-nine week period ended November 27, 1999 from mail order programs. Revenues from manufacturer programs and claims processing contributed 16.2% and 21.9%, respectively, of total PCS revenues in the thirteen week period ended November 27, 1999 and 18.6% and 16.9%, respectively, in the thirty-nine week period ended November 27, 1999.

Retail Drug Segment
-------------------------------------------------------------------------------

                                          Thirteen                 Thirty-Nine
                                         Weeks Ended               Weeks Ended
                                          November                 November 28,
                             Thirteen     28, 1998    Thirty-Nine      1998
                            Weeks Ended      (As      Weeks Ended      (As
                             November     Restated,   November 27,  Restated,
                             27, 1999      Note 8)        1999       Note 8)
                            -----------  -----------  ------------ ------------
                                         (dollars in thousands)
Sales (thousands).........  $3,280,321   $3,123,169    $9,806,296   $9,166,181
Sales growth..............         5.0%         *             7.0%         *
Same store sales growth...         8.5%         8.4%          9.0%        14.9%
Pharmacy sales growth.....        14.7%        15.3%         17.4%        18.3%
Same store pharmacy sales
 growth...................        15.2%        18.2%         18.2%        20.7%
Pharmacy as a % of total
 segment sales............        59.5%        56.2%         58.9%        54.4%
Third party sales as a %
 of total pharmacy sales..        88.1%        85.8%         87.6%        85.1%
Front end sales growth....         0.1%        -4.8%         -2.0%         1.6%
Same store front end sales
 growth...................        -0.2%        -2.0%         -2.1%         6.8%
Front end as a % of total
 segment sales............        40.5%        43.8%         41.1%        45.6%
-------------------------------------------------------------------------------

  The growth in retail drug segment sales in the thirteen week period ended November 27, 1999 compared to the same period of the previous year was primarily due to the continuing strong growth of our pharmacy sales, which more than offset the decline in our front end sales.

  For the thirteen week period ended November 27, 1999 and the same period of the previous year, prescription drug revenues led sales growth with same-store sales increases of 15.2% and 18.2%, respectively. For the thirty-nine week period ended November 27, 1999 and the same period of previous year, prescription drug revenues led sales growth with same-store sales increases of 18.2% and 20.7%, respectively. Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers our ongoing program of purchasing prescription files from independent pharmacies and favorable industry trends. These trends include an aging American population with many "baby boomers" now in their fifties and consuming a greater number of prescription drugs. The use of pharmaceuticals as the treatment of choice for a growing number of healthcare problems and the introduction of a number of successful new prescription drugs also contributes to the growing demand for pharmaceutical products.

  Front-end sales, which include all non-prescription sales such as seasonal merchandise, convenience items and food and other non-prescription sales, were essentially flat between the thirteen week period ended November 27, 1999 and the same period of the prior year and decreased in the thirty-nine week period ended November 27, 1999 from the same period of the prior year. Our front-end sales were adversely affected by our elevated levels of out-of-stock merchandise. Other factors adversely affecting our front-end sales included the suspension by former management of our advertising circular program and their decision to raise front-end prices to levels that were not competitive.

Costs and Expenses

-------------------------------------------------------------------------------
                                         Thirteen                  Thirty-Nine
                                        Weeks Ended                Weeks Ended
                            Thirteen   November 28,  Thirty-Nine  November 28,
                          Weeks Ended      1998      Weeks Ended      1998
                          November 27, (As Restated, November 27, (As Restated,
                              1999        Note 8)        1999        Note 8)
                          ------------ ------------- ------------ -------------
                                         (dollars in thousands)
Costs of goods sold.....   $2,868,180   $2,368,054    $8,229,633   $6,942,000
Gross margin............         21.3%        24.2%         23.6%        24.3%
Selling, general and
 administrative.........   $  824,626   $  820,234    $2,428,914   $2,350,301
Selling, general and
 administrative as a %
 of revenues............         22.6%        26.3%         22.5%        25.6%
Goodwill amortization...   $   14,208   $    6,637    $   42,624   $   19,911
Interest expense........   $  161,247   $   68,218    $  364,841   $  188,293
Closed store, impairment
 and other charges......   $   33,119   $   69,255    $  117,451   $  157,633
-------------------------------------------------------------------------------

Cost of Goods Sold

  Gross margin was 21.3% for the thirteen week period ended November 27, 1999 compared to 24.2% in the same period of the previous year and was 23.6% for the thirty-nine week period ended November 27, 1999, compared to 24.3% in the same period of the previous year. Gross margins in fiscal 2000 declined from the prior year as a result of the acquisition of PCS, which operates with lower margins than the retail drug segment, and the continuing growth of third party pharmacy sales as a percentage of total retail drug segment sales.

  The decline in gross margin for the thirteen week and thirty-nine week periods ended November 27, 1999 and the same periods of the previous year was also attributable to the incurrence of substantial additional costs related to our distribution facilities and increased store occupancy costs. We incurred significant start-up costs in the thirty-nine weeks ended November 27, 1999 in connection with the new distribution facility located in Perryman, Maryland and also in connection with the processing of merchandise received from our stores for shipment back to our vendors. These increased costs were partially offset by a substantial credit to cost of goods sold resulting from the receipt of vendor allowances following a restructuring of the terms of certain vendor contracts. In the thirty-nine week period ended November 28, 1998, prior to the restructuring of the contracts, these vendor allowances were credited to selling, general and administrative expense. Also partially offsetting the increases in cost of goods sold in the thirty-nine week period ended November 27, 1999 were improved store level margins for front-end and pharmacy sales.

  Also, negatively impacting gross margins in the period presented was the continuing trend of rising third party sales coupled with decreasing margins on third party reimbursed prescription sales. Third party prescription sales typically have lower gross margins than other prescription sales because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. These effects were partially offset by front-end gross margin improvements.

  The company uses the last-in, first-out (LIFO) method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales for the thirteen week period ended November 27, 1999 were increased $9.1 million versus a provision of $8.4 million for the same period a year ago and for the thirty-nine week period ended November 27, 1999 was $27.3 million versus $25.3 million for the same period a year ago. The company has changed its method of accounting for LIFO as of February 26, 2000. This change is discussed in detail in the company's Fiscal 2000 10-K, which is being filed with the SEC concurrently with the filing of this report.

Selling, General and Administrative Expenses

  Selling and administrative expenses were 22.6% of sales for the thirteen week period ended November 27, 1999 compared to 26.3% of sales in the previous year and for the thirty-nine week period ended November 27, 1999 were $2,429 million versus $2,350 million for the same period a year ago. The decrease in ("SG&A") selling, general and administrative expense as a percentage of revenues in the thirteen week period ended November 27, 1999 is attributable to the acquisition of PCS which operates with a substantially lower SG&A margin than the retail drug segment. Without the effect of PCS, the SG&A margin in the thirteen weeks ended November 27, 1999 would have increased slightly over the prior year due to substantially higher corporate SG&A expense in the period ended November 27, 1999.

Goodwill Amortization

  Goodwill amortization increased during the thirteen and thirty-nine week periods ended November 27, 1999 over the level recorded in the previous year due to the additional goodwill recorded in connection with the company's acquisition of PCS in January 1999.

Interest Expense

  Interest expense was $161.2 million for the thirteen week period ended November 27, 1999 compared to $68.2 million in the previous year and for the thirty-nine week period ended November 27, 1999 was $364.8 million versus $188.3 million for the same period a year ago. The substantial increase in interest expense in the thirteen week period ended November 27, 1999 is due to higher levels of indebtedness throughout the year. The level of the company's indebtedness increased in the thirteen week period ended November 27, 1999 primarily as a result of the $1.3 billion credit facility arranged in January 1999 in connection with the purchase of PCS and the $300 million of demand note borrowings incurred in June 1999 to supplement cash flows from operating activities and to fund capital expenditures. The annual weighted average interest rates, excluding capital leases, on the company's indebtedness for the thirteen weeks ended November 27, 1999 and the thirteen weeks ended November 28, 1998 was 7.0% and 6.3%, respectively. The rates for the thirty-nine weeks ended November 27, 1999 and the thirty-nine weeks ended November 28, 1998 was 7.0% and 6.4%, respectively.

Closed Store, Impairment and Other Charges

  During the thirteen week period ended November 27, 1999 and the same period of the previous year, the company recorded pre-tax charges of $6.2 million and $43.8 million, for the closing of 26 and 139 stores, respectively. During the thirty-nine week period ended November 27, 1999 and for the same period of the previous year, the company recorded pre-tax charges of $34.7 million and $108.8 million for the closing of 193 and 357 stores, respectively. The components of the pre-tax charges were comprised of the following costs:

                                                                  February 27,
                                                                      1999
                                                     November 27, (As Restated,
                                                         1999        Note 8)
                                                     ------------ -------------
Balance--Beginning of Year..........................   $246,805     $191,453
  Provision for present value of noncancellable
   lease payments of stores designated to be
   closed...........................................     43,976       81,271
  Provision for changes in discount rates,
   assumptions about future sublease income, etc. ..     (7,011)      17,512
  Reversals of reserves for stores that management
   has determined will remain open..................     (3,582)         --
  Change in reserve resulting from interest.........      1,289       10,056
  Cash Payments.....................................    (52,171)     (42,600)
Balance--End of Year................................    229,306      257,692

These charges are related entirely to operations in the retail drug segment.

Income Taxes

  Rite Aid had net losses in the thirteen week period ended November 27, 1999 and the same period of the previous year and in the thirty-nine week period ended November 27, 1999 and the same period of the previous year. The full benefit of the net operating losses generated in each period has been partially offset by a valuation allowance based on management's determination that, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be utilized.

  Income tax expense of the company varies from expected amounts principally from the nondeductibility of goodwill amortization and an increase in the valuation allowance for net operating loss carryforwards.

Liquidity and Capital Resources

  Rite Aid used $251.1 million and $96.3 million of cash to fund operations for the thirty-nine week periods ended November 27, 1999 and November 28, 1998, respectively. Operating cash flow was negatively impacted by interest payments of approximately $341.8 million and $181.2 million for the corresponding periods. Operating cash flow was also impacted by negative working capital changes of $221.6 million and $195.9 million for the thirty-nine week periods ended November 27, 1999 and November 28, 1998, respectively.

  For the thirty-nine week period ended November 27, 1999 the negative working capital was primarily a result of increases in inventory levels and decreases in accruals partially offset by increases in accounts payable related to the increased inventory levels. For the thirty-nine week period ended November 28, 1998, the negative working capital was primarily a result of decreases in accrued liabilities and accounts payable, partially offset by a decrease in inventory levels.

  From February 1995 through February 2000, Rite Aid spent $1.9 billion to build, renovate or relocate its stores and $1.5 billion to acquire PCS. During the same period, we acquired a total of 1,639 stores for aggregate consideration of $2.1 billion. These expenditures substantially increased Rite Aid's level of debt and placed a significant strain on its short term liquidity position. The problems were exacerbated by the inability to complete a public offering of equity securities to repay the $1.3 billion short-term credit facility, which had been established to support the commercial paper issuances used to acquire PCS and which was due in October 1999. In June 1999, Rite Aid borrowed $300.0 million from one of its banks under a demand note because it had issued the maximum amount of commercial paper that was permitted under its credit facilities. In September 1999, Rite Aid informed its banks that it anticipated being in default on various covenants under certain of its credit facilities and in October 1999, Standard & Poor's and Moody's downgraded Rite Aid's credit rating. Following these events, Rite Aid lost access to the commercial paper market. On October 27, 1999, in connection with the preferred stock investment by an affiliate of Leonard Green & Partners, L.P., Rite Aid's banks agreed to restructure its $2.3 billion of credit facilities and the $300.0 million demand note. This resulted in an extension of the $1.3 billion PCS acquisition credit facility (the "PCS credit facility"), the $1.0 billion credit facility (the "RCF credit facility"), the $300.0 million demand note and certain other indebtedness, but only until November 1, 2000. At November 27, 1999, therefore, Rite Aid confronted liquidity issues on both a short and long term basis.

  After arriving in early December 1999, new management addressed Rite Aid's immediate liquidity needs and stabilized its financial condition through a series of refinancing transactions completed in June 2000. Since December 1999, Rite Aid has:

    -- obtained consents from its various lenders and bondholders to postpone the required filing dates under its debt agreements for the third quarter and full year fiscal 2000 SEC reports until July 11, 2000;

    -- entered into a new $1.0 billion senior secured credit facility that matures in August 2002, including a $500.0 million term loan that was used to refinance our $300.0 million receivables securitization facility, pay transaction fees and provide funds for general corporate purposes and a $500.0 million revolving credit facility;

    -- obtained an extension of the maturity dates on the outstanding debt under our PCS credit facility and our RCF credit facility until August 2002;

    -- exchanged $374.3 million of our outstanding notes due in December
       2000 and 2001 for $374.3 million of our notes due in September 2002;

    -- exchanged $284.8 million of our outstanding loans for 51.8 million shares of Rite Aid common stock and $274.8 million of our outstanding loans for an equivalent amount of secured exchange debt due August 2002;

    -- obtained the agreement of two financial institutions to purchase
       $93.2 million of our notes due September 2002 when our 5.5% notes mature in December 2000; and

    -- exchanged $177.8 million in principal amount of our 5.25% convertible subordinated notes due 2002 for 17.8 million shares of common stock.


  At July 11, 2000, Rite Aid continues to be highly leveraged and the covenants of our new senior secured credit facility and our existing facilities place constraints on our operations. However, as a result of the actions described above, which are discussed in greater detail in the Fiscal 2000 10-K, we believe that at July 11, 2000 Rite Aid has the financial flexibility and liquidity necessary to execute its long term business strategy.

  Debt Capitalization. The following table sets forth our debt capitalization (in millions) at June 24, 2000, following the completion of the restructuring transactions described above:

                                                                         As of
                                                                        June 24,
                                                                          2000
                                                                        --------
   Secured Debt:
   Senior facility(1)..................................................  $  500
   PCS facility........................................................   1,142
   RCF facility........................................................     730
   10.5% secured notes due 2002(2).....................................     374
   Exchange debt.......................................................     275
   Prudential note.....................................................      31
   Other...............................................................      16
   Lease Financing Obligations.........................................   1,074
   Other Senior Debt:
   5.5% notes due 2000.................................................     147
   6.7% notes due 2001.................................................      28
   6.0% notes due 2005.................................................     200
   7.625% notes due 2005...............................................     200
   7.125% notes due 2007...............................................     350
   6.125% notes due 2008...............................................     150
   6.0% Drs SM due 2003................................................     200
   6.875% senior debentures due 2013...................................     200
   7.7% notes due 2027.................................................     300
   6.875% debentures due 2028..........................................     150
   Subordinated Debt:
   5.25% convertible subordinated notes due 2002(3)....................     650
                                                                         ------
       Total Debt......................................................  $6,717

--------
(1) Proceeds from the term loan portion of the senior facility were used to repay the $300.0 million outstanding balance of our receivables securitization facility, to pay approximately $66.4 million of expenses in connection with the refinancing transactions and to provide $133.6 million of incremental cash on our balance sheet. No borrowings under the revolving credit portion of the senior facility were outstanding at June 24, 2000; however, $39.8 million of availability was being utilized to support trade letters of credit. The receivables securitization facility was an off-balance sheet liability and therefore was not included in the company's balance sheet in prior periods.

(2) Outstanding amount of 10.5% secured notes due 2002 at June 24, 2000 does not include $93.2 million of such notes which are held by a special purpose subsidiary of the company and are subject to a forward purchase commitment by certain financial institutions. The proceeds from the sale of these notes will be used to retire an equivalent amount of the remaining 5.5% notes due 2000 upon their maturity in December 2000. The remaining 5.5% notes due 2000 will be retired with the company's general corporate funds.
(3) Outstanding principal amount was reduced to $472.2 million with the exchange offer for common stock consummated on June 26, 2000, pursuant to which $177.8 million principal amount of these notes were exchanged for common stock.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement, which establishes the accounting and financial reporting requirements for derivative instruments, requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In May 1999, the FASB delayed the implementation date for this statement by one year. We expect to adopt SFAS No. 133 in 2002. The adoption of SFAS No. 133 will not have a material impact on our financial position on results of operations.

Year 2000

  On November 2, 1999, we reported that approximately 99% of our IT systems had been remediated, tested and determined compliant and approximately 85% of our non-IT systems and business partners had been remediated, tested and determined compliant. We also reported that the Rite Aid Dispensing system had passed independent testing in cooperation with National Health Information Network. As of November 2, 1999, we had incurred approximately $8.0 million in Year 2000 costs.

  As of June 24, 2000, we had experienced no material issues or consequences as a result of Year 2000 and have incurred approximately $8.2 million in Year 2000 costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Rite Aid's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The company's major market risk exposure is changing interest rates. Increases in interest rates would increase the company's interest expense. Since the end of fiscal 1999, Rite Aid's primary risk exposure has not changed. The company enters into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. The company's policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions.

  The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 26, 2000.

                                                                                                 Fair Value
                                                                                                     at
                                                                                                February 26,
                          2001     2002       2003       2004     2005   Thereafter    Total        2000
                         -------  -------  ----------  --------  ------  ----------  ---------- ------------
                                                          (In thousands of dollars)
Long-term debt,
 including Current
 portion
  Fixed rate............ $76,086  $29,879  $1,121,490  $200,678  $2,289  $1,553,816  $2,984,238  $1,959,252
  Average Interest
   Rate.................    6.43%    6.77%       7.46%     6.01%  11.86%       7.00%
  Variable Rate.........      --       --  $2,480,495        --      --          --  $2,480,495  $2,480,495
  Average Interest
   Rates................      --       --        9.38%       --      --          --

  In June 2000, Rite Aid refinanced certain variable- and fixed-rate obligations maturing in fiscal years 2001 and 2002 and entered into an interest rate swap that fixes the LIBOR component of $500.0 million of Rite Aid's variable-rate debt at 7.083% for a two year period. In July 2000, Rite Aid entered into an additional interest rate swap that fixes the LIBOR component of an additional $500.0 million of variable rate debt at 6.946% for a two year period. As a result of these financing activities, Rite Aid's ratio of variable rate exposure changed from 37.7% as of February 26, 2000 to 27.3% as of July 10, 2000.

  Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot assure you that any such borrowing or equity financing could be successfully completed.

  As of June 24, 2000, Rite Aid had three credit facilities: the new $1.0 billion senior secured credit facility entered into on June 14, 2000, and the RCF credit facility and PCS credit facility. In addition, it had fixed-rate obligations in the amount of $4.0 billion and exchange debt in the amount of $274.8 million. In March 2000, all remaining commercial paper obligations were repaid. The ratings on these credit facilities and obligations as of June 24, 2000 were as follows: the $1.0 billion RCF facility: B by Standard and Poor's and B2 by Moody's; the $1 billion senior secured credit facility: BB- by Standard & Poor's and Ba3 by Moody's; the $1.3 billion PCS facility: B by Standard & Poor's and B2 by Moody's; the fixed-rate obligations: B- by Standard & Poor's and Caa1 by Moody's; and the exchange debt is not rated yet. The interest rates on the variable-rate borrowings are as follows: the $1.0 billion RCF revolving credit facility: LIBOR plus 3.75%, the $1.0 billion senior secured credit facility: LIBOR plus 3.00%, and the $1.3 billion PCS facility and the exchange debt: LIBOR plus 3.25%.

  Further downgrades of Rite Aid's credit ratings would not impact the rate on the borrowings under the credit facilities. The interest rate on the RCF and PCS credit facilities and the exchange debt is subject to a 0.50% per annum increase if we have not received $500 million of net proceeds from asset sales by November 1, 2000.

  Changes in one month LIBOR affect Rite Aid's cost of borrowings because the interest rate on Rite Aid's variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 10% (approximately 60 basis points) as compared to the LIBOR rate of 5.91% and 6.65% as of February 26, 2000 and June 24, 2000, respectively, Rite Aid's annual interest expense would change by approximately $14.9 million and $16.1 million, respectively, based upon Rite Aid's variable-rate debt outstanding of approximately $2.5 billion and $2.7 billion as of February 26, 2000 and June 24, 2000, respectively.

  A change in interest rates generally does not impact future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to the periods when the debt matures.

                          PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings

  Federal investigations

  There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving our financial reporting and other matters. Rite Aid is cooperating fully with the SEC and the United States Attorney. Also, as previously discussed, Rite Aid's audit committee engaged the law firm of Swidler Berlin Shereff Friedman LLP to conduct an independent investigation of those matters. The results of Swidler Berlin's investigation have been conveyed to the audit committee and to management and were considered in connection with the preparation and restatement of financial statements in this report and in the Fiscal 2000 10-K.

  The U.S. Department of Labor has commenced an investigation of matters relating to Rite Aid's employee benefit plans, including its principal 401(k) plan which permitted employees to purchase Rite Aid common stock. Purchases of Rite Aid common stock under the plan were suspended in October 1999. Rite Aid is cooperating fully with the Department of Labor.

  These federal investigations are ongoing and we cannot predict their outcomes. If Rite Aid were convicted of any crime, certain contracts and licenses that are material to our operations may be revoked, which would have a material adverse effect on our results of operation and financial condition. In addition, substantial penalties, damages or other monetary remedies assessed against Rite Aid could also have a material adverse effect on our results of operations and financial condition.

  Stockholder litigation

  On March 12, 1999, Rite Aid announced that the preliminary estimate for fully diluted earnings per share for the fourth quarter of fiscal 1999 would be approximately $0.30 to $0.32, as compared to the then existing First Call analysts' consensus estimates of $0.52 per share. After the March 12 announcement, several purported class action lawsuits were commenced in the U.S. District Court for the Eastern District of Pennsylvania and one suit, not a class action, alleging violations of Florida securities laws, was brought in state court and removed to the U.S. District Court for the Northern District of Florida. The defendants in these cases include Rite Aid and certain of its former officers and directors, including Martin Grass, former chairman of the board of directors and chief executive officer; Timothy Noonan, former interim chief executive officer and a former director; Franklin Brown, former vice chairman and a former director and Frank Bergonzi, former senior executive vice president and former chief financial and accounting officer. The plaintiffs in these suits allege that the defendants violated certain provisions of the federal and state securities laws by, among other things, failing to make prompt public disclosure of the matters mentioned in its March 12 announcement. The plaintiffs also allege that Rite Aid's financial statements for fiscal 1997, 1998 and 1999 fraudulently misrepresented Rite Aid's financial position and results of operations for those periods. The plaintiffs, by their original and amended complaints, seek to recover damages on behalf of all of the purchasers of Rite Aid common stock between May 1997 and October 1999. On April 18, 1999, the Court approved a stipulation among counsel that, among other things, provided for consolidation of the class action suits. The plaintiffs have the right until August 10, 2000 to amend the complaints to include additional allegations of wrongdoing by the defendants. In June 2000, Rite Aid moved to transfer the Florida action to the U.S. District Court for the Eastern District of Pennsylvania. Rite Aid is unable to predict the ultimate outcome of this litigation.

  Since May 1999, various complaints have been filed in the U.S. District Court for the Eastern District of Pennsylvania and in the Court of Chancery of the state of Delaware, federal courts in Philadelphia, Pennsylvania and Wilmington, Delaware, derivatively and on behalf of Rite Aid, against the same officers named in the stockholder lawsuits discussed above and against certain former and current directors of Rite Aid. The complaints allege essentially the same wrongful acts as are alleged in the class action lawsuits. Some of those complaints also allege that certain of the transactions discussed in the Current Report on Form 8-K filed with the SEC by Rite Aid on February 9, 1999 constituted mismanagement, waste of corporate resources and breach of fiduciary duty. The plaintiffs seek indemnity and contribution on behalf of Rite Aid from the individual defendants. Rite Aid is unable to predict the ultimate outcome of this litigation.

  If any of these cases result in a substantial monetary judgment against Rite Aid or is settled on unfavorable terms, Rite Aid's results of operations and financial position could be materially adversely affected.

  Drug pricing and reimbursement matters

  Civil proceedings are continuing involving Rite Aid's pricing-related practices for prescription drugs. On September 22, 1999, the Florida Attorney General filed a complaint against Rite Aid in the Second District, Leon County, alleging violations of the Florida Deceptive and Unfair Trade Practices Act and the state RICO statute. Rite Aid no longer operates any retail drugstores in Florida. In essence, Florida asserted that Rite Aid's former practice of allowing its pharmacists the discretion to charge non-uniform prices through the use of positive overrides for cash purchases of prescription drugs was unlawful. Rite Aid discontinued its use of this policy in June 1998 throughout its retail drugstores. On February 18, 2000, the reviewing Florida state court dismissed with prejudice the Florida Attorney General's complaint. On May 5, 2000, the same court denied Florida's motion to rehear the case and affirmed the initial decision on the merits, but granted Florida's motion to amend its complaint to raise allegations concerning other pricing practices relating to discounts and generic drug price notices. On July 5, 2000, Rite Aid filed a motion to dismiss the amended complaint.

  The filing of the complaint by the Florida Attorney General, and Rite Aid's press release issued in conjunction therewith, precipitated the filing of purported federal class actions in Alabama and California and purported state class actions in New Jersey, New York, Oregon, and Pennsylvania. All of the class actions are based on facts essentially identical to those contained in the Florida complaint and none specify damages. Rite Aid has asserted in court filings that its imposition of positive overrides was a legitimate utilization of non-uniform pricing similarly engaged in by many other sectors of retail commerce. Rite Aid filed motions to dismiss each of the uncertified class action complaints for failure to state a claim for which relief could be granted. Rite Aid's arguments have prevailed in each of the cases in which a court decision has been rendered thus far. On December 27, 1999, the United States District Court for the Northern District of Alabama dismissed the federal RICO claims against Rite Aid with prejudice and the plaintiffs later filed an appeal with the Eleventh Circuit. That appeal is currently pending. On May 21, 2000, an Oregon state court judge granted Rite Aid's motion to dismiss the purported class action there with prejudice. On June 12, 2000, the United States District Court for the Central District of California dismissed that case and on June 27, 2000, a New Jersey state court dismissed that class action there. Motions to dismiss the state class actions in New York and Pennsylvania are currently pending.

  Rite Aid believes that all of the positive override lawsuits are without merit under applicable state consumer protection laws and/or state or federal RICO statutes. As a result, Rite Aid intends to continue to vigorously defend each of the pending actions and does not anticipate, if fully adjudicated, that any of the lawsuits will result in an award of damages and/or civil penalties. However, such an outcome for each of the actions cannot be assured and a ruling against Rite Aid could have a material adverse effect on the financial position and operations of the company as well as necessitate substantial additional expenditures to cover legal costs as it pursues all available defenses.

  Rite Aid has also recently been notified that it is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully filled prescriptions that are not picked up by ordering customers. We are supplying similar information with respect to these matters to the Department of Justice. Rite Aid believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. Rite Aid also believes that its existing policies and procedures fully comply with the requirement of applicable law and intends to fully cooperate with these investigations. We cannot, however, predict at this time their outcomes at this time.

  If any of these cases result in a substantial monetary judgment against Rite Aid or is settled on unfavorable terms, Rite Aid's results of operations and financial position could be materially adversely affected.

  PCS legal proceedings

  In November 1999, PCS received a subpoena from the Office of Inspector General of the Department of Health and Human Services ("OIG"). The subpoena requests general information about PCS's formulary programs and rebate practices and makes no allegation of any wrongdoing by PCS. PCS is fully cooperating with the inquiry and believes that no regulatory action will be taken by OIG against PCS that will have a material adverse effect on PCS's business. Rite Aid cannot predict the outcome of this matter.

  In January 1998, a purported class action was brought against PCS by a participant in a plan managed by PCS in the federal district court in New Jersey. The plaintiff alleged that PCS is an ERISA fiduciary and that, as such, breached its fiduciary obligations under ERISA and that PCS received improper kickbacks and rebates from certain drug manufacturers. PCS believes that the plaintiff's action is without merit and is vigorously defending this action. Rite Aid cannot predict the outcome of this action.

  If any of these cases result in a substantial monetary judgment against Rite Aid, Rite Aid's results of operations and financial position could be materially adversely affected.

  Other

  In addition, Rite Aid is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance or, if not so covered, are without merit or are of such nature or involve such amounts as would not have a material adverse effect on Rite Aid's financial condition, cash flow or results of operations if decided adversely. Rite Aid, regardless of insurance coverage, does not believe that it has a material, estimable, and probable liability in regard to these claims and lawsuits as of November 27, 1999 or July 11, 2000.

ITEM 2. Changes in Securities and Use of Proceeds

  Not applicable.

ITEM 3. Defaults Upon Senior Securities

  Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

ITEM 5. Other Information

  Nothing to report.

ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------

   3.1   Restated Certificate of Incorporation dated   Exhibit 3(i) to Form 8-K
         December 12, 1996                             filed on November 2,
                                                       1999
   3.2   Certificate of Amendment to the Restated      Exhibit 3(ii) to Form 8-
         Certificate of Incorporation dated October    K filed on November 2,
         25, 1999                                      1999

   4.2   Term Loan Agreement, dated as of October      Exhibit 10.2 to Form 8-K
         27, 1999, by and among Rite Aid               filed on November 2,
         Corporation, the banks from time to time      1999
         parties thereto and Morgan Trust Company of
         New York, as Administrative Agent

   4.3   Amended and Restated Credit Agreement,        Exhibit 10.3 to Form 8-K
         dated as of October 27, 1999, by and among    filed on November 2,
         Rite Aid Corporation, the banks from time     1999
         to time parties thereto and Morgan Guaranty
         Trust company of New York, as Agent


 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------

   4.4   Pledge Agreement, dated as of October 25,     Exhibit 10.4 to Form 8-K
         1999, by and between Rite Aid Corporation     filed on November 2,
         and Morgan Guaranty Trust Company of New      1999
         York, as Agent

   4.5   PCS Junior Pledge Agreement, dated as of      Exhibit 10.5 to Form 8-K
         October 19, 1999, by and between Rite Aid     filed on November 2,
         Corporation and Morgan Guaranty Trust         1999
         Company of New York, as Agent

   4.11  Term Loan Agreement dated as of October 27,   Exhibit 4.6 to Form 8-K
         1999 among Rite Aid Corporation, the Banks    filed on January 18,
         party thereto and Morgan Guaranty Trust       2000
         Company of New York, as Administrative
         Agent

   4.15  Amendment No. 2 dated as of October 25,       Exhibit 4.10 to Form 8-K
         1999 to Guaranty dated March 19, 1998 (as     filed on January 18,
         amended by Amendment No. 1, dated as of       2000
         June 22, 1998) from Rite Aid Corporation to
         RAC Leasing LLC

   4.17  Amendment No. 2 dated as of October 25,       Exhibit 4.12 to Form 8-K
         1999 to Master Lease and Security             filed on January 18,
         Agreement, dated as of March 19, 1998 (as     2000
         amended by Amendment No. 1, dated as of
         June 22, 1998) between RAC Leasing LLC and
         Rite Aid Realty Corp.

   4.23  Amendment No. 1 dated as of October 25,       Exhibit 4.18 to Form 8-K
         1999 to Guaranty dated as of May 30, 1997     filed on January 18,
         from Rite Aid Corporation to Sumotomo Bank    2000
         Leasing and Finance, Inc.

   4.24  Amendment No. 4, dated as of October 25,      Exhibit 4.19 to Form 8-K
         1999 to Master Lease and Security             filed on January 18,
         Agreement, dated as of May 30, 1997, as       2000
         amended by Amendment No. 1, dated as of
         March 11, 1998, and as further amended by
         Amendment No. 2, dated as of June 22, 1998,
         and as further amended by Amendment No. 3
         dated as of May 26, 1999 between Sumitomo
         Bank Leasing and Finance, Inc. and Rite Aid
         Realty Corp.

   4.32  Amendment No. 1 dated as of October 25,       Exhibit 4.27 to Form 8-K
         1999 to Note Agreement dated as of            filed on January 18,
         September 30, 1996 among Finco, Inc., Rite    2000
         Aid Corporation, The Prudential Insurance
         Company of America and PruCo Life Insurance
         Company and Amendment No. 1 dated as of
         October 25, 1999 to Guaranty Agreement
         dated as of September 30, 1996 among Finco,
         Inc., Rite Aid Corporation, The Prudential
         Insurance Company of America and PruCo Life
         Insurance Company

  10.6   Registration Rights Agreement, dated as of    Exhibit 4.1 to Form 8-K
         October 27, 1999, by and between Rite Aid     filed on November 2,
         Corporation and Green Equity Investors III,   1999
         L.P.

  10.7   Registration Rights Agreement, dated as of    Exhibit 4.2 to Form 8-K
         October 27, 1999, by and between Rite Aid     filed on November 2,
         Corporation and J.P. Morgan Ventures          1999
         Corporation

  10.8   Warrant to purchase Common Stock, par value   Exhibit 4.3 to Form 8-K
         $1.00 per share, of Rite aid Corporation,     filed on November 2,
         dated October 27, 1999, issued to J.P.        1999.
         Morgan Ventures Corporation


 Exhibit                                                    Incorporation by
 Numbers Description                                          Reference to
 ------- -----------                                        ----------------

  10.9   Commitment Letter, dated October 18, 1999,     Exhibit 10.1 to Form 8-K
         by and between Rite Aid Corporation and        filed on November 2,
         Green Equity Investors III, L.P.               1999

  11     Statements re Computation of Per Share         Not applicable
         Earnings

  27     Financial Data Schedules (EDGAR Filing Only)   Included herein



  (b) Reports on Form 8-K

    (1) Rite Aid Corporation filed a Current Report on Form 8-K on October 12, 1999 disclosing under Item 5 a press release describing the Company's preliminary second quarter sales and loss and its planned restatement of historical financial information and setting forth as an exhibit under Item 7 a copy of its press release.

    (2) Rite Aid Corporation filed a Current Report on Form 8-K on November 2, 1999 disclosing under Item 5 its issuance and sale to Green Equity Investors III, L.P. 3,000,000 shares of Rite Aid's 8% Series A Cumulative Pay-In-Kind Preferred Stock, par value $1.00 per share at a purchase price of $100 per share, for an aggregate purchase price of $300,000,000 and setting forth under Item 7 copies of the related agreements.

    (3) Rite Aid Corporation filed a Current Report on Form 8-K on November 19, 1999, which was amended on December 6, 1999, disclosing under Item 4 the resignation of KPMG LLP as the Company's auditors and setting forth exhibits under Item 7.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RITE AID CORPORATION

Date: July 11, 2000                               /s/ Robert G. Miller
                                          By: _________________________________
                                            Robert G. Miller
                                            Chairman and Chief Executive
                                            Officer

Date: July 11, 2000                               /s/ John T. Standley
                                            ___________________________________
                                            John T. Standley
                                            Executive Vice President and
                                            Chief Financial Officer