Form 10-K
period 2000-02-26
RITE AID CORP
filed 2000-07-11
CIK 84129

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For The Fiscal Year Ended February 26, 2000

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

      Registrant's telephone number, including area code: (717) 761-2633

         Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
        Common Stock, $1.00 par value                     New York Stock Exchange
                                                           Pacific Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on June 30, 2000 was approximately $846,587,542. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the company.

  As of June 30, 2000, the registrant had outstanding 329,491,633 shares of Common Stock, par value $1.00 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Cautionary Statement Regarding Forward-Looking Statements...............    1

 PART I

    Item 1.  Business...................................................     2
    Item 2.  Properties.................................................    13
    Item 3.  Legal Proceedings..........................................    14
    Item 4.  Submission of Matters to a Vote of Security Holders........    16

 PART II

    Item 5.  Market for Registrant's Common Equity and Related
             Shareholder Matters........................................    16
    Item 6.  Selected Financial Data....................................    18
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    20
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk.......................................................    33
    Item 8.  Financial Statements and Supplementary Data................    34
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    34

 PART III

    Item 10. Directors and Executive Officers of the Registrant.........    35
    Item 11. Executive Compensation.....................................    38
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    46
    Item 13. Certain Relationships and Related Transactions.............    47

 PART IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    49

    Signatures...........................................................  S-1

    Financial Statements.................................................  F-1


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

  Rite Aid undertakes no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. The company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Factors Affecting Our Future Results" below.

                                    PART I

ITEM 1. Business

  We are the second largest retail drugstore chain in the United States based on store count, serving customers in 30 states across the country and in the District of Columbia. As of June 30, 2000, we operated 3,776 stores and had a first or second place market position in 34 of the 65 major U.S. metropolitan markets in which we operated. We operate in two business segments: the retail drug segment and the pharmacy benefit management ("PBM") segment.

  Retail Drug Segment. Through our retail drug segment, we sell prescription drugs and a wide assortment of general merchandise. Prescription drug sales represented approximately 58.4% of our total sales during our fiscal year ended February 26, 2000 ("fiscal 2000"). Our drugstores filled over 190 million prescriptions during fiscal 2000. Our drugstores also offer non-prescription health and personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, one-hour photo development, seasonal merchandise and numerous other everyday and convenience products, which we refer to as our "front-end products."

  PBM Segment. Rite Aid owns PCS Health Systems, Inc. ("PCS"), one of the country's largest pharmacy benefits managers, or PBMs. Through PCS, we provide pharmacy benefit management services to employers, insurance carriers and managed care companies. During fiscal 2000, PCS processed approximately 300 million prescriptions, served more than 1,200 health plan sponsors and assisted, through its customers, approximately 50 million people with their pharmaceutical needs. We are currently involved in negotiations concerning the possible sale of PCS and an agreement could be announced at any time. However, there can be no assurance that an agreement will be signed or, if it is, that any sale will be consummated. If no sale transaction is available on terms we consider acceptable, we intend to continue to own and operate PCS.

  Our headquarters is located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the trading symbol "RAD."

Recent Events

  On October 18, 1999, Rite Aid announced that Martin L. Grass had resigned his positions as chairman of the board and chief executive officer of the company. On October 27, 1999, Rite Aid completed the sale of $300 million of convertible preferred stock to an affiliate of Leonard Green & Partners, L.P. Following the investment, Leonard I. Green joined Rite Aid's board of directors and became a member of its executive committee. On November 15, 1999, Mr. Green became the chairman of the board.

  On December 5, 1999, a new executive management team, led by Robert G. Miller, was hired to address and resolve the business, operational and financial challenges confronting the company. Mr. Miller also succeeded Mr. Green as the chairman of the board of directors. The new management team, which has 94 years of collective experience in retail businesses, consists of:

  .  Robert G. Miller, Chairman of the Board and Chief Executive Officer;

  .  Mary Sammons, President, Chief Operating Officer and Board Member;

  . David Jessick, Chief Administrative Officer and Senior Executive Vice President; and

  .  John Standley, Chief Financial Officer and Executive Vice President.

  Upon arrival, the new management team began to address the immediate operational and liquidity problems that confronted Rite Aid. We believe that these short term challenges have now been substantially resolved. New management has also developed a long term operational plan that seeks to capitalize on the substantial investment that Rite Aid has made in its store base and distribution facilities. By significantly scaling back our new store development program and focusing our resources on the successful operation of existing stores, new management intends to increase prescription drug and front-end sales and restore the profitability of our operations. New management is also developing a comprehensive plan to strengthen the company's internal accounting systems and controls. We believe that the successful implementation of these plans will allow Rite Aid to meet the continuing challenges that it faces.

The Initial Problems

  At the time of their arrival, the new management team faced a series of immediate challenges. These included:

  . Deteriorating Store Operations. Rite Aid experienced substantial operational difficulties during fiscal 2000. The principal problem was a decline in customer traffic and revenues due to inventory shortages, reduced advertising and uncompetitive prices on front-end products. By November 1999, our out-of-stock level had reached 29% and many popular products were not available in our stores. This situation resulted from liquidity constraints and concerns, tighter vendor credit terms resulting from disputes over payments for outdated or damaged merchandise and a delay in the opening of Rite Aid's new distribution center in Perryman, MD which caused delays in the shipment of seasonal merchandise. During fiscal 2000, Rite Aid also suspended its practice of circulating regular newspaper advertising supplements. This disrupted customer traffic and adversely affected revenues. In order to offset the effects of these actions, former management raised the prices of front-end products above competitive levels. Customers rejected the higher prices and revenues continued to decline.

  . Restatements of Financial Statements. On June 1, 1999, Rite Aid filed its Annual Report on Form 10-K for the fiscal year ended February 27, 1999 ("fiscal 1999"). In that filing, Rite Aid restated its consolidated financial statements for the fiscal years ended February 28, 1998 ("fiscal 1998") and March 1, 1997, as well as the interim periods in fiscal 1999 and 1998. The restatement followed discussions between Rite Aid and the Staff of the Securities and Exchange Commission (the "SEC") concerning the Staff's review of Rite Aid's filed registration statement. On October 11, 1999, following further discussions with the Staff, Rite Aid announced that it would again restate previously reported interim and annual financial statements. In its quarterly report for the second quarter of fiscal 2000, filed on November 2, 1999, Rite Aid restated its interim financial statements for the thirteen weeks ended May 29, 1999, the thirteen and twenty-six weeks ended August 29, 1998 and its balance sheet as of February 27, 1999. At that time, Rite Aid indicated that additional adjustments to its financial statements might be necessary. On November 11, 1999, KPMG LLP resigned as Rite Aid's auditor and withdrew its report on the company's consolidated financial statements for the three-year period ended February 27, 1999.

  . Deteriorating Financial Position. From February 1995 through February 2000, Rite Aid spent $1.9 billion to build, renovate or relocate its stores and $1.5 billion to acquire PCS. These expenditures, together with the substantial amounts paid to acquire 1,639 stores during the same period substantially increased Rite Aid's level of debt and placed a significant strain on its short term liquidity position. The problems were exacerbated by the inability to complete a public offering of equity securities to repay the $1.3 billion short-term credit facility, which had been established to support the commercial paper issuances used to acquire PCS and which was due in October 1999. In June 1999, Rite Aid borrowed $300.0 million from one of its banks under a demand note because it had issued the maximum amount of commercial paper that was permitted under its credit facilities. In September 1999, Rite Aid informed its banks that it anticipated being in default on various covenants under certain of its credit facilities and in October 1999, Standard & Poor's and Moody's downgraded Rite Aid's credit rating. Following these events, Rite Aid lost access to the commercial paper market. On October 27, 1999, in connection with the preferred stock investment by an affiliate of Leonard Green & Partners, L.P., Rite Aid's banks agreed to restructure its $2.3 billion of credit facilities and the $300.0 million demand note. This resulted in an extension of the $1.3 billion PCS acquisition credit facility (the "PCS credit facility"), the $1.0 billion credit facility (the "RCF credit facility"), the $300.0 million demand note and certain other indebtedness, but only until November 1, 2000.

New Management's Response

  Since arriving, Rite Aid's new management team has taken a series of steps to address the serious problems that confronted the company in December 1999. These have included:

  . Stabilizing our Store Operations. Since their arrival, new management has:

    -- reduced the out-of-stock level in its distribution facilities from 29% in November 1999 to 11% for the week ended July 6, 2000;

    -- significantly curtailed new store growth by reducing the number of new and relocated stores planned for fiscal 2001 and 2002 from approximately 150 each year to approximately 85 and 100 for the respective years;

    -- strengthened vendor relationships by substantially resolving the major vendor disputes that had arisen during fiscal 1999 and 2000;

    -- reduced the prices of key front-end products, including many popular health and beauty aid products, by approximately 15%;

    -- sold $300 million in retail value of discontinued product at a substantial discount;

    -- established a 52-week national advertising program highlighting key product categories as well as vendor cooperative events;

    -- established and executed effective product promotional programs; and

    -- reorganized management structure to focus specifically on critical functions, such as store operations, pharmacy operations, managed care and customer service.

     These actions have begun to improve our operating results. For the four weeks ended April 22, 2000, the five weeks ended May 27, 2000, and the four weeks ended June 24, 2000, we reported increases in same store sales of 7.1%, 6.6% and 9.7%, respectively, over the same periods in the prior year. These increases compare favorably to February and March 2000, when our same store sales increases were 3.4% and 4.8%, respectively.

  . Re-Auditing our Financial Statements and Restoring Credibility in our Financial Reporting. Following the resignation of KPMG LLP and the withdrawal of their report, new management acted to identify, assess and resolve Rite Aid's financial reporting issues. This process included a re-evaluation of the accounting issues identified before December 1999 as well as an investigation and restatement of financial statements for fiscal 1999 and 1998 and the first two quarters of fiscal 2000. Following the arrival of our new management team we:

    -- engaged Deloitte & Touche LLP, through our audit committee, as our independent public accounting firm to audit our financial statements for fiscal 2000 and our restated financial statements for fiscal 1999 and 1998;

    -- engaged the law firm of Swidler Berlin Shereff Friedman LLP ("Swidler
       Berlin"), through our audit committee, to conduct an investigation of the company's reporting and accounting practices and Swidler Berlin retained Deloitte & Touche LLP to assist them with forensic accounting;

    -- determined, based on new management's assessment of the situation, not to make any further periodic filings with the SEC until the review of the company's books and records was finished and a new audit had been completed;

    -- retained Arthur Andersen LLP to assist us in a reconciliation of Rite
       Aid's books and records which was completed in July 2000; and

    -- began to develop a plan to strengthen the company's internal accounting systems and controls.

     This process concluded with the preparation of the financial statements contained in this annual report. In addition, the Swidler Berlin firm conveyed the results of its investigation to the audit committee and to management and were considered in connection with the preparation and restatement of financial statements. There is a summary of the principal accounting issues addressed in the restatement of the financial statements for fiscal 1999 and 1998 under the caption "--Restatement of Historical Financial Statements." See also notes 22 and 24 of the notes to consolidated financial statements.

  . Stabilizing our Financial Condition and Liquidity. New management has addressed Rite Aid's immediate liquidity needs and stabilized its financial condition through a series of refinancing transactions completed in June 2000. Since December 1999, Rite Aid has:

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

  Rite Aid continues to be highly leveraged and the covenants of our new senior secured credit facility and our existing facilities place constraints on our operations. However, as a result of the actions described above, we believe that Rite Aid now has the financial flexibility and liquidity necessary to execute its long term business strategy.

Our Long Term Strategy

  New management's long term strategic plan will scale back our new store development program and focus on enhancing the performance of our existing store base. We intend to improve the performance of our existing stores by (1) capitalizing on our substantial investments in our stores and distribution facilities; (2) enhancing our customer and employee relationships; and (3) improving our product offerings in the stores. We will also build a comprehensive plan to establish and maintain an adequate and reliable system of controls.

  Capitalize on Investments in Store Base and Distribution Facilities. Over the last five years, we have opened 537 new stores, relocated 967 stores, generally to larger or free-standing sites, remodeled 253 stores and closed 1,039 stores. We also acquired 1,639 stores during the same period. All of our stores are now integrated into a common information system. Our investments have given us one of the most modern store bases in the industry, with 36% of our stores at June 30, 2000 having been constructed or relocated since the beginning of fiscal 1998. We have also made significant improvements to our distribution network to support these new stores, including the opening of two new high capacity distribution centers and the closure of two older centers. It generally takes two to four years for our new and relocated stores to develop the critical mass of customers necessary to achieve profitability. Because of the large percentage of our stores which have been built or remodeled in the last three years, attracting more customers is a key component of our long term strategy.

  Enhance Customer and Employee Relationships. We have initiated various promotional programs that are designed to improve our image with customers. These include the weekly distribution of a nationwide advertising circular to announce vendor promotions, weekly sales items and, in our expanded test market, Rite Aid's customer reward program, "Rite Rewards." Through the use of technology and attention to customers' needs and preferences, we are increasing efforts to identify inventory and product categories to enable us to offer more personalized products and services to customers. We are developing employee-training programs to improve customer service and educate our employees about the products we offer. We are also developing new employee programs that create compensatory and other incentives for employees to provide customers with quality service and to promote Rite Aid's private label brands.

  Improve Product Offerings. In recent years Rite Aid has added popular and profitable product departments, such as our General Nutrition Companies, Inc. ("GNC") stores-within-Rite Aid-stores and one-hour photo development departments. We are continuing to develop ideas for new product departments and have begun to implement plans to expand the categories of front-end products that we sell in our larger west coast stores. Another important focus of our new management team is to increase our offerings and sales of private label Rite Aid brand products by identifying leading product categories that we can bring to market under our private label brands. We also want to increase our sales of generic prescription drugs, which provide the same desired medical benefits as brand name prescription drugs but provide cost savings to us and our customers. As private label and generic prescription drugs generate higher margins than branded label, we expect that increases in the sales of these products would enhance our profitability. We believe that the addition of new departments and increases in offerings of products and services are integral components of our strategy to distinguish Rite Aid from other national drugstore chains.

  Build an Adequate and Reliable Financial Reporting System. Following our comprehensive review of Rite Aid's books and records, new management concluded it was first necessary to stabilize our accounting systems and procedures and then to develop, implement and maintain appropriate improvements to assure that we have adequate and reliable accounting systems and controls. The company retained Arthur Andersen LLP to provide accounting support to assist Rite Aid's financial personnel with the resources required to support the audit of the company's financial statements. New management's long term strategy includes the development of a comprehensive plan to address the integrity and reliability of Rite Aid's reporting of financial information. Accordingly, new management will undertake the first step of this long term plan by developing policies and procedures that establish a foundation for its financial and accounting functions, support ongoing improvements and provide mechanisms for directing, controlling and monitoring our accounting and financial organization. New management expects that Arthur Andersen LLP will continue to provide assistance as needed until we are able to operate an adequate and reliable system of internal accounting controls without outside support.

Current Challenges and Risks

  . Financial Challenges. We have a high level of debt. In June 2000, new management completed a restructuring of our indebtedness, which extended the maturities of a significant amount of our indebtedness until at least August 2002 and provides us with additional borrowing capacity. We will continue to have significant debt service obligations going forward and we will be constrained by:

    -- interest payment obligations with respect to a total of $5.6 billion of borrowings and $1.1 billion of capital leases outstanding at June 24, 2000;

    -- the financial covenants in our debt agreements, which must be satisfied in order for us to continue borrowing funds under our revolving credit facility and may limit our operating flexibility; and

    -- interest rate fluctuations in respect of our floating-rate indebtedness.

    Our ability to refinance our substantial indebtedness before August 2002 will depend, in part, on our ability to execute our long term strategy and attract more customers to our new and relocated stores.

  . Operational Challenges. Our modern, fully-integrated store base allows us to focus on the challenges of improving our store operations and increasing store productivity. In responding to the operational issues that confronted us during fiscal 2000, new management instituted a number of initiatives to improve store performance. To further improve our operating performance, we will need to:

    -- attract customers through new product offerings and better services;

    -- price our products competitively;

    -- resolve any issues that may arise with our suppliers; and

    -- improve the image of our pharmacies.

  . Other Risks. In addition to the foregoing, our business is subject to other risks including:

    -- pending lawsuits against us as well as civil and criminal investigations by various governmental agencies, including the SEC and the United States Attorney;

    -- our ability to develop, implement and maintain reliable and adequate accounting systems and controls;

    -- our reliance on third-party suppliers;

    -- changes in third-party reimbursement levels for prescription drugs;

    -- our dependence upon key personnel;

    -- competition in our markets; and

    -- our ability to adhere to governmental regulations with respect to our pharmacy business.

    We describe these risks in greater detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Future Prospects."

Restatement of Historical Financial Statements

  The financial statements for fiscal 1998 and fiscal 1999 and the summarized information for the first two quarters of fiscal 2000 included in this report have been restated to reflect various adjustments. The aggregate effect of these adjustments on the historical financial statements was to reduce net income by $493.8 million and $535.9 million for fiscal 1998 and fiscal 1999. On an aggregate basis, the adjustments for fiscal 1998 and 1999 reduced Rite Aid's retained earnings at February 27, 1999 by $1.6 billion.

  The principal adjustments to Rite Aid's fiscal 1998 and fiscal 1999 financial statements are summarized as follows:

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

Purchase Accounting

  The company acquired Thrifty PayLess, Inc. in fiscal 1997 and Harco Inc. and K&B Inc. in fiscal 1998. Certain liabilities associated with these acquisitions that had previously been established with a corresponding increase to goodwill have been either reduced or eliminated to correctly reflect the fair value of the assets and liabilities acquired at the date of acquisition.

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

  For additional information, see note 24 of the notes to consolidated financial statements.

Description of Business

Retail Drug Segment

  Rite Aid's stores sell prescription drugs and a wide assortment of general merchandise, including over-the-counter drugs, health and personal care items, cosmetics, greeting cards, household items, convenience foods, photo development services and seasonal merchandise. We distinguish our stores from other national chain drugstores in part through the Rite Aid private label brands, our "stores-within-Rite Aid stores" program with GNC and by our Internet presence through our website and the drugstore.com website.

  Products and Services. During fiscal 2000, sales of prescription drugs represented approximately 58.4% of our total sales. Rite Aid has derived revenues of $7.8 billion, $6.7 billion and $5.7 billion, respectively, from prescription drug sales for each of its last three fiscal years. Rite Aid sells approximately 20,000 different types of non-prescription, or front-end, products. No single front-end product category contributed significantly to Rite Aid's sales during fiscal 2000 although certain front-end product classes contributed notably to Rite Aid's sales. Our principal classes of products are the following:

                                                                     FY 2000
                                                                  Percentage of
       Product Class                                              Sales/Revenues
       -------------                                              --------------
   Prescription drugs............................................      58.4%
   Vitamins and mineral supplements..............................       2.0
   Cosmetics.....................................................       3.0
   Seasonal......................................................       2.0
   Photo Development.............................................       2.0
   Beer, wine and liquor.........................................       3.0
   Greetings cards...............................................       2.0

  Rite Aid offers over 1,500 products under the Rite Aid private label brand, which contributed approximately 9.2% of our front-end sales in fiscal 2000. During fiscal 2000, Rite Aid added 80 products under its private label. One of new management's goals is to increase sales and the number of private label brand products we offer.

  In June 1999, Rite Aid acquired a 22% stake in drugstore.com, an online source for health, beauty and pharmacy products, for cash of $8.1 million and the company's agreement to provide access to the company's pharmacy networks and insurance coverages, advertising contracts and exclusivity agreements. In connection with this investment, Rite Aid and drugstore.com entered into a 10-year exclusive strategic alliance pursuant to which drugstore.com became the exclusive customer online link for prescriptions and other products and services offered at all Rite Aid retail drugstores. The agreement gave Rite Aid an immediate presence in the Internet drugstore business and resulted in one of the first online pharmacies. We are focusing on leveraging our relationship with drugstore.com to increase online sales and to generate higher in-store sales to online customers who select in-store order pick-up. At June 30, 2000, we owned approximately 18% of drugstore.com.

  On January 7, 1999, Rite Aid announced a strategic alliance with GNC under which Rite Aid agreed to open, own and operate a minimum of 1,500 GNC "stores-within-Rite Aid-stores" across the country over a period of approximately four years. GNC is a leading nationwide retailer of vitamin and mineral supplements and personal care, fitness and other health-related products. As of June 30, 2000, we built 400 GNC stores-within-Rite Aid-stores. We plan to open 500 GNC departments in our stores during fiscal 2001.

  Rite Aid Stores

  In February 1995, Rite Aid initiated a campaign to expand and modernize its store base. During fiscal 1995, Rite Aid acquired 312 stores located in the midwest and northeast regions in three acquisition transactions for a total cost of approximately $175.7 million. In fiscal 1997, Rite Aid acquired Thrifty PayLess, a drugstore chain with 1,006 stores located on the west coast, for approximately $1.5 billion. In the same year, Rite Aid acquired Taylor Drug Stores and Concord Drugs, Inc. for an aggregate cost of $33.6 million. In fiscal 1998, Rite Aid acquired the K&B, Incorporated and Harco, Inc. chains, with 186 and 146 stores, respectively, for a total cost of $335.0 million, net of cash acquired. These stores were located in the southern region of the United States. In February 1999, Rite Aid acquired Edgehill Drugs, Inc., which had 25 stores in Maryland and Delaware, for $25.0 million in cash. As of June 30, 2000, we had fully integrated these acquired stores into our operations.

  Rite Aid also has been modernizing its storebase. Rite Aid began opening prototype stores in 1995 that include features that we believe increase customer satisfaction, including drive-through pharmacies, one-hour film developing departments, 24-hour stores and a layout that is designed to be attractive to our customers.

  During fiscal 2000, Rite Aid opened 77 new stores, relocated 178 stores, remodeled 14 stores and closed 181 stores. On a regular basis throughout the year, we evaluate the performance of our stores. Stores that are redundant, underperforming or otherwise unsuitable are closed or relocated. Our current plan for fiscal 2001 is to open approximately 12 new stores, relocate 73 stores and close 53 stores.

  As of June 30, 2000, Rite Aid operated 3,776 retail drugstores in the eastern, southern and western regions of the United States and the District of Columbia. Rite Aid's strategy is to locate its stores at convenient locations in fast-growing metropolitan areas. As of June 30, 2000, Rite Aid has a first or second place market position in 34 of the 65 major U.S. metropolitan markets in which it operates.

  The table below identifies the number of stores by state as of June 30, 2000(/1/):

                         Store
State                    Count
-----                    -----
Alabama.................  118
Arizona.................    3
California..............  624
Colorado................   46
Connecticut.............   50
Delaware................   26
District of Columbia....    7
Georgia.................   36
Idaho...................   23
Indiana.................   36
Kentucky................  129
Louisiana...............  103
Maine...................   85
Maryland................  166
Michigan................  353
Mississippi.............   35

                          Store
State                     Count
-----                     -----
Nevada...................    37
New Hampshire............    40
New Jersey...............   186
New York.................   397
Ohio.....................   292
Oregon...................    75
Pennsylvania.............   378
Tennessee................    54
Texas....................     5
Utah.....................    30
Vermont..................    13
Virginia.................   166
Washington...............   146
West Virginia............   116
Wyoming..................     1
                          -----
 Total................... 3,776

--------
(1) As of February 26, 2000, we operated 3,802 stores throughout 31 states, including the District of Columbia.

  Technology. All of our stores are connected to a common information system and network which can be expanded to accommodate new stores. Additionally, each Rite Aid store employs point-of-sale technology that facilitates inventory replenishment, sales analysis and recognition of customer trends. Our pharmacies employ technology that enables us to fill prescriptions with increased accuracy and efficiency. In 1998, we began purchasing ScriptPro units, which can be linked to the pharmacist's computer to fill and label prescription drug orders. As of June 30, 2000 we had installed ScriptPro units in 845 of our stores and plan to install approximately 150 additional units in fiscal 2001. Our customers may also order prescription refills over the Internet through drugstore.com or through our telephonic rapid automated refill systems.

  Suppliers. During fiscal 2000, we purchased approximately 87% of the dollar volume of our prescription drugs from a single supplier, McKesson HBOC, Inc. ("McKesson"), pursuant to a long term supply contract which expires in April 2000, subject to a three year renewal at Rite Aid's option. Pursuant to the contract, McKesson has agreed to sell to Rite Aid all of its branded pharmaceutical products on an exclusive basis and generic pharmaceutical products on a non-exclusive basis. If Rite Aid's relationship with McKesson were disrupted, we could have difficulty filling prescriptions, which would negatively affect our business. Rite Aid purchases its non-pharmaceutical merchandise from numerous manufacturers and wholesalers. Rite Aid believes that competitive sources are readily available for substantially all of the non-prescription merchandise we carry and that the loss of any one supplier would not have a material effect on Rite Aid's business.

  Rite Aid sells private label and co-branded products that generally are supplied by numerous competitive sources. The Rite Aid and GNC co-branded PharmAssure(R) vitamin and mineral supplement products and the GNC branded vitamin and mineral supplement products that we sell in our stores are manufactured and developed by GNC as are the Rite Aid brand vitamin and mineral and supplements.

  Customers. During fiscal 2000, Rite Aid served an average of 1.8 million customers per day. The loss of any one customer would not have a material adverse impact on the results of the operations of our retail drugstore segment. No single customer accounts for more than 10% of the total sales of our retail drug segment.

  Competition. Based on the number of stores as of the end of fiscal 2000, Rite Aid is the second largest retail drugstore chain in the United States. We compete directly with national chain drugstores, including CVS and Walgreen. The retail drugstore industry is highly competitive, with retail drugstore chains not only facing competition within the industry, but also from mail order pharmacies and other retail outlets offering pharmacy services, including Internet-based outlets. Rite Aid competes on the basis of store location and convenient access, customer service and product selection and price.

  Employees. As of February 26, 2000, Rite Aid employed 77,258 employees in the retail drug segment. Approximately 13% of these employees are pharmacists. Rite Aid believes that its relationships with the employees in the retail drug segment are good.

  Working Capital. Rite Aid generally finances its inventory and capital expenditure requirements with internally generated funds and borrowings. We expect to use borrowings to finance inventories and to support our continued growth. The majority of our front-end sales are in cash. Third-party insurance programs, which typically settle in fewer than 30 days, accounted for 87.8% of our pharmacy sales and 47.8% of our revenues in fiscal 2000. Our customer returns are not significant.

  Seasonality. Rite Aid's retail drug segment does not experience significant fluctuations in results of operations as the result of seasonality.

  Research and Development Rite Aid's retail drug segment does not make significant expenditures for research and development. In fiscal 2000, however, Rite Aid spent approximately $10.8 million in connection with the development of the PharmAssure co-brand and other private label products. In addition, we expended $500,000 to develop store floor plan prototypes and to formulate marketing plans for our operating regions and on a nationwide basis.

  Licenses, Trademarks and Patents. The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private label products. We hold licenses to sell beer, wine and liquor; cigarettes and lottery tickets. Additionally, we hold licenses granted to us by the Nevada Gaming Commission. We also hold licenses to operate our pharmacies and our distribution facilities. Together, these licenses are material to our operations.

PBM Segment

  Our pharmacy benefit management segment, or PBM segment, offers pharmacy benefit management services to employers, managed care companies (HMOs) and insurance carriers for management of the wide variety of pharmacy benefit programs that our customers may offer to their employees or members. PCS also provides mail order pharmacy services. Rite Aid entered into the pharmacy benefit management business with the acquisition of PCS from Eli Lilly and Company in January 1999. PCS is the nation's second largest pharmacy benefits manager, providing pharmacy related services to approximately 50 million people in the United States during fiscal 2000.

  The Company is currently in negotiations concerning the possible sale of PCS. The negotiations are on-going and an agreement could be announced at any time. No agreement has been reached at the time of this filing. No assurance can be given that an agreement will be reached or that, if an agreement is entered into, that a sale of PCS will be completed. If no sale transaction is available on terms we consider acceptable, we intend to continue to own and operate PCS. Based on the current negotiations, we expect to incur a substantial loss upon the commitment to sell PCS compared to the acquisition cost of $1.5 billion. See "Management's Discussion of Results of Operations and Financial Condition -- General."

  PCS Services. PCS does business nationwide and offers its customers a variety of pharmacy network choices, depending on a customer's needs in serving its own employees or members. The networks can be broad, where participating pharmacies may number more than 55,000, or narrow, where participating pharmacies may be limited to a particular group or even a single pharmacy. PCS manages its customer pharmacy benefits programs by providing participants with access to electronic claims adjudication when purchasing drugs from network pharmacies. The network pharmacy communicates with PCS to verify plan coverage, plan benefits and participant cost share amounts. PCS manages the information technologies and data used in these transactions and also manages the billing and payment aspects of the claim by the pharmacy for payment by PCS's customer. PCS managed approximately 300 million prescription claims during fiscal 2000.

  PCS also develops formularies that promote the reduction of prescription drug costs for its pharmacy benefits plan customers. Formularies are lists of preferred drugs that PCS designs with its customers for the administration of the client's prescription drug benefit plan. The use of a formulary can reduce drug costs by promoting generic or less costly drugs that provide and maintain the desired medical effect of more costly drugs.

  In addition, PCS operates a mail order pharmacy for the participants in its customers' prescription drug benefit plans. PCS fills mail order prescriptions with drugs from its own inventory. During fiscal 2000, PCS processed an aggregate of approximately 30,000 prescriptions a day from its two mail order facilities in Birmingham, Alabama and Fort Worth, Texas. PCS intends to expand its Internet operations in order to facilitate prescription ordering online.

  PCS derives its revenues through contractual arrangements with its customers, pharmacies and drug manufacturers. These contracts provide PCS with revenues for pharmacy benefit management services, including claims processing services and services related to the negotiation and implementation of drug pricing arrangements with drug manufacturers.

  Technology. PCS is focusing on the development of its Internet capabilities, including its website, PCSRx.com. PCSRx is linked to the drugstore.com website and to the intranets of many of its customers. PCS also is seeking to increase its efficiency and reduce the costs of its operations through increased use of the Internet.

  Customers. PCS has several large customers. No single customer is responsible for 10% or more of PCS's consolidated revenues. The loss of any single large customer, however, could have a material adverse effect on the PBM segment.

  Competition. Competition in the PBM industry is intense. PCS competes with numerous PBMs, including Merck-Medco Managed Care, a subsidiary of Merck & Co., Inc., and Express Scripts, Inc., an affiliate of NYLIFE HealthCare Management, Inc. PCS also competes with smaller companies, including Caremark International, Inc. and Advance Paradigm, Inc. PCS competes on the basis of its ability to provide high quality, cost-effective and reliable PBM services that can meet the wide-ranging needs of its customer base.

  Employees. At February 26, 2000, PCS employed 3,560 people. PCS is dependent on its information technology employees and its technology and information systems. Rite Aid believes its relationship with the PBM segment's employees is good.

  Working Capital. PCS generally finances its inventory and capital expenditure requirements with cash generated from operations. The majority of PCS's prescription drug sales are collected through third parties with payments received by PCS, in most cases, within 30 days of the sale. PCS maintains approximately two weeks of inventory to fill its mail order prescription sales.

  Licenses, Trademarks and Patents. PCS's name and its website address, www.PCSRx.com are its most valuable license and trademark. PCS otherwise does not rely on any licenses, trademarks or patents.

Regulation

  Rite Aid's pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration. Applicable licensing and registration requirements require our compliance with various state statutes, rules and/or regulations. If Rite Aid were to violate any applicable statute, rule or regulation, our licenses and registrations could be suspended or revoked.

  In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Such legislative initiatives include prescription drug benefit proposals for Medicare participants. Also, in recent years both the federal and state authorities have proposed and have passed new legislation that imposes on healthcare providers, including pharmacies, significant additional obligations concerning the protection of confidential patient medical records and information. Although Rite Aid is well positioned to respond to these developments, Rite Aid cannot predict the outcome or effect of legislation resulting from these reform efforts.

  PCS is required to comply with various regulations including the Robinson-Patman Act and various anti-remuneration laws under Medicare and Medicaid. PCS also is subject to mail pharmacy regulation with respect to its mail service pharmacies in Fort Worth, Texas and Birmingham, Alabama that may require PCS to be registered or licensed in states where PCS delivers pharmaceuticals. In addition, PCS is subject to consumer practice laws and network access legislation, which may require PCS to admit retail pharmacies to, or maintain pharmacies within, its pharmacy networks under certain circumstances, and to comply with licensure and registration laws as applicable under state law. PCS's business is also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Certain legislation at both the state and federal level is developing or pending that may relate to PCS's business, such as legislation that allows plan members to use non-network providers, and that concerns the confidentiality of patient medical records. Rite Aid cannot predict how PCS would be affected if any pending legislation concerning its business were enacted in the future. PCS may be required to comply with other regulations or legislation as enacted or made applicable to it from time to time.

ITEM 2. Properties

  We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease a 99,000 square foot building near Harrisburg, Pennsylvania for use by additional administrative personnel. We lease most of our drugstore facilities under non-cancellable leases, many of which have original terms of 15 to 20 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of Rite Aid's leases contain renewal options, some of which involve rent increases.

  As of June 30, 2000, Rite Aid had 3,776 retail drugstores, of which 3,476 were leased. The overall average size of each store in the Rite Aid chain is 12,600 square feet. The stores on the east coast average 9,500 square feet per store. The west coast stores average 21,300 square feet per store. The southern stores average 12,100 square feet per store.

  Rite Aid operates the following distribution centers and overflow storage locations, which it owns or leases as noted:

                                                                     Approximate
                                                            Owned or   Square
     Location                                                Leased    Footage
     --------                                               -------- -----------
     Rome, New York........................................   Owned    291,000
     Utica, New York(1)....................................  Leased    106,800
     Poca, West Virginia...................................   Owned    280,000
     South Nitro, West Virginia(1).........................  Leased     50,000
     Perryman, Maryland....................................  Leased    875,000
     Tuscaloosa, Alabama...................................   Owned    285,000
     Cottondale, Alabama(1)................................  Leased    104,832
     Pontiac, Michigan.....................................   Owned    370,000
     Ogden, Utah(2)........................................   Owned    638,000
     Woodland, California(1)...............................   Owned    500,000
     Woodland, California..................................  Leased    200,000
     Wilsonville, Oregon...................................  Leased    500,000
     Lancaster, California.................................  Leased    930,000

    --------
    (1) Overflow storage locations.
    (2) The Ogden, Utah distribution center was sold on March 23, 2000. Stores serviced by the Ogden distribution center are now being served by a new distribution center in Lancaster, California.

  The terms of the leases for distribution centers range from five to 22 years. In addition to minimum rental payments, certain distribution centers require tax reimbursement, maintenance and insurance. Most leases contain renewal options, some of which involve rent increases.

  On a regular basis and as part of our normal business, we evaluate store performance and may close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. When we close or relocate a leased store, we often continue to have leasing obligations, in which case Rite Aid usually attempts to sublease the former store. As of February 26, 2000, Rite Aid subleased approximately 5,811,993 square feet of space as a result of closing or relocating stores and an additional 7,611,674 square feet of space in closed stores was not subleased.

  Rite Aid owns a 52,200 square foot ice cream manufacturing facility located in El Monte, California.

  Through PCS, Rite Aid also owns a 363,000 square foot building and leases an additional 140,000 square feet of office space for the general offices and headquarters of PCS. Also through PCS, Rite Aid leases a 93,800 square foot mail order facility in Fort Worth, Texas and owns a 112,000 square foot mail order facility in Birmingham, Alabama.

ITEM 3. Legal Proceedings

  Federal investigations

  There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving our financial reporting and other matters. Rite Aid is cooperating fully with the SEC and the United States Attorney. Also, as previously discussed, Rite Aid's audit committee engaged the law firm of Swidler Berlin Shereff Friedman LLP to conduct an independent investigation of those matters. The results of Swidler Berlin's investigation have been conveyed to the audit committee and to management and were considered in connection with the preparation and restatement of the financial statements.

  The U.S. Department of Labor has commenced an investigation of matters relating to Rite Aid's employee benefit plans, including its principal 401(k) plan which permitted employees to purchase Rite Aid common stock. Purchases of Rite Aid common stock under the plan were suspended in October 1999. Rite Aid is cooperating fully with the Department of Labor.

  These federal investigations are ongoing and we cannot predict their outcomes. If Rite Aid were convicted of any crime, certain contracts and licenses that are material to our operations may be revoked, which would have a material adverse effect on our results of operations and financial condition. In addition, substantial penalties, damages or other monetary remedies assessed against Rite Aid could also have a material adverse effect on our results of operation and financial condition.

  Stockholder litigation


  Rite Aid, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of shareholders who purchased Rite Aid securities on the open market between May 2, 1997 and November 10, 1999. With one exception, the cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, where plaintiffs have filed a third amended complaint and have been given leave of court to file a fourth amended complaint on or before August 10, 2000. Most of the existing complaints assert claims against defendants under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, based upon the allegation that Rite Aid's financial statements for its 1997, 1998 and 1999 fiscal years fraudulently misrepresented its financial position and results of its operations for those periods, among other allegations. Two actions also assert claims against defendants under Section 18 of the Exchange Act and one action asserts claims under the Florida Securities Act and Florida common law, all based upon similar allegations.

  If any of these cases were to result in a substantial monetary judgment against Rite Aid, or is settled on unfavorable terms, Rite Aid's results of operation and financial position could be materially adversely affected.

  Certain of Rite Aid's former officers (Martin L. Grass, Timothy J. Noonan and Frank Bergonzi), certain of its current and former directors (Alex Grass, Philip Neivert, Franklin C. Brown, Leonard I. Green, Leonard N. Stern and Nancy A. Lieberman), its former auditor, KPMG LLP, and Rite Aid as nominal defendant, have been sued by Rite Aid shareholders derivatively on behalf of Rite Aid in derivative actions brought in the U.S. District Court for the Eastern District of Pennsylvania and the Chancery Court of the State of Delaware. The derivative complaints purport to assert claims on behalf of Rite Aid against the defendants for violation of duties asserted to be owed by such defendants to Rite Aid, based upon allegations similar to those contained in the complaints in the securities cases described above. The time for defendants to respond to the derivative complaints has not yet run. Rite Aid has made no determination yet as to how it will respond to the derivative complaints and is unable to predict the ultimate outcome of this litigation.

  Drug pricing and reimbursement matters

  Civil proceedings are continuing involving Rite Aid's pricing-related practices for prescription drugs. On September 22, 1999, the Florida Attorney General filed a complaint against Rite Aid in the Second District, Leon County, alleging violations of the Florida Deceptive and Unfair Trade Practices Act and the state RICO statute. Rite Aid no longer operates any retail drugstores in Florida. In essence, Florida asserted that Rite Aid's former practice of allowing its pharmacists the discretion to charge non-uniform prices through the use of positive overrides for cash purchases of prescription drugs was unlawful. Rite Aid discontinued its use of this policy in June 1998 throughout its retail drugstores. On February 18, 2000, the reviewing Florida state court dismissed with prejudice the Florida Attorney General's complaint. On May 5, 2000, the same court denied Florida's motion to rehear the case and affirmed the initial decision on the merits, but granted Florida's motion to amend its complaint. On July 5, 2000, Rite Aid filed a motion to dismiss the amended complaint.

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

  Rite Aid has also recently been notified that it is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. We are supplying similar information with respect to these matters to the Department of Justice. Rite Aid believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. Rite Aid also believes that its existing policies and procedures fully comply with the requirement of applicable law and intends to fully cooperate with these investigations. We cannot, however, predict their outcomes at this time.

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

  Other

  In addition, Rite Aid is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance or, if not so covered, are without merit or are of such nature or involve such amounts as would not have a material adverse effect on Rite Aid's financial condition, cash flow or results of operations if decided adversely. Rite Aid, regardless of insurance coverage, does not believe that it has a material, estimable, and probable liability in regard to these claims and lawsuits as of February 26, 2000 or July 11, 2000.

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Rite Aid's common stock is listed on the New York and Pacific Stock Exchanges under the symbol RAD. On June 30, 2000, Rite Aid had approximately 11,660 record shareholders. Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, together with dividend information are shown below:

   Fiscal                                    Quarter   High     Low   Dividend
   ------                                    ------- -------- ------- --------
   2000.....................................  First  41 3/4   21       $.1150
                                             Second  26 15/16 17 1/2   $.1150
                                              Third  21 1/16  4 1/2    $.1150
                                             Fourth  13 1/4   6 3/8    $  -- (1)
   1999.....................................  First  36 9/16  29 3/4   $.1075
                                             Second  45 1/8   34 5/8   $.1075
                                              Third  41 9/16  33 9/16  $.1075
                                             Fourth  51 1/8   39 9/16  $.1150

--------
(1) No dividend was declared in the fourth quarter of fiscal 2000. Our current credit facilities do not allow us to pay dividends.

  Sales of unregistered securities On October 27, 1999, Rite Aid issued and sold to Green Equity Investors III, L.P. 3,000,000 shares of Rite Aid's series A cumulative convertible pay-in-kind preferred stock ("series A preferred stock"), at a purchase price of $100.00 per share, for an aggregate purchase price of $300.0 million. The series A preferred stock had an 8% cumulative pay-in-kind dividend paid quarterly. On December 10, 1999, Green Equity Investors III, L.P. exchanged all of its series A preferred stock for 3,000,000 shares of Rite Aid's series B cumulative convertible pay-in-kind preferred stock ("series B preferred stock"). The series B preferred stock has the same terms as the series A preferred stock, except that the series B preferred stock will vote with the holders of Rite Aid common stock and each holder of series B preferred stock will have one vote for each share of the common stock issuable upon conversion of the holder's series B preferred stock. When issued, the series B preferred stock was convertible into shares of Rite Aid common stock at a conversion price of $11.00 per share subject to adjustment: (1) to any price that is lower than the then current conversion price at which Rite Aid issues common stock prior to October 27, 2000; or (2) on March 1, 2002, to the lowest average price, but not less than $7.50, of Rite Aid's common stock during any consecutive three-month period from October 27, 1999 through February 28, 2001, if such average price is lower than the then current conversion price or, if not lower, to $11.50. As a result of the exchange of Rite Aid's bank debt for shares of Rite Aid common stock at an exchange rate of $5.50 per share, as discussed below, the conversion price for the series B preferred stock was adjusted to $5.50 per share.

  On October 27, 1999, Rite Aid issued a warrant to J.P. Morgan Ventures Corporation, an affiliate of J. P. Morgan, to purchase 2,500,000 shares of Rite Aid common stock. The exercise price for the common stock is $11.00 per share, subject to certain adjustments. The warrant expires on September 23, 2002. The warrant was issued in connection with the extension and restructuring of Rite Aid's banking facilities. J. P. Morgan is one of Rite Aid's principal lenders.

  On June 14, 2000, certain lenders, including J.P. Morgan Ventures Corporation, exchanged $284.8 million of their loans under the PCS credit facility and the $300.0 million demand note into 51,785,434 shares of Rite Aid common stock at an exchange rate of $5.50 per share.

  On June 14, 2000, Rite Aid issued $374.3 million of 10.5% senior secured notes due 2002 in exchange for $52.5 million of Rite Aid's outstanding 5.5% notes due 2000 and $321.8 million of Rite Aid's outstanding 6.7% notes due 2001. Also, Rite Aid entered into an agreement with J.P. Morgan and a financial institution under which they agreed to purchase $93.2 million of the 10.5% senior secured notes due 2002 when the 5.5% notes that remain outstanding mature in December 2000.

  The series A preferred stock, the series B preferred stock, the warrant, the 10.5% senior secured notes due 2002, and the Rite Aid common stock issued in exchange for certain Rite Aid private bank debt were issued in transactions exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

  On June 26, 2000, the holders of $177.8 million principal amount of Rite Aid's outstanding 5.25% convertible subordinated notes due 2002 exchanged these notes for 17,779,000 shares of Rite Aid's common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

ITEM 6. Selected Financial Data

  The following selected financial data of Rite Aid should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements appearing on pages F-1 through F-39. Selected financial data is presented for three fiscal years. The company's financial statements for fiscal years ending February 27, 1999 and February 28, 1998 have been restated. These restatements supercede the prior restatements of such periods announced in June and November 1999. Substantial time, effort and expense was required over a six month period to review, assess, reconcile, prepare, and audit financial statements for fiscal 2000, fiscal 1999 and fiscal 1998. Rite Aid believes it would require an unreasonable effort and expense to conduct a similar process to restate fiscal years 1997 and 1996 and that it is unlikely that periods prior to March 1, 1997 could be restated. Therefore, financial data for fiscal years 1997 and 1996 have not been restated and should not be relied upon. For a further discussion of the restatement see "Business-- Restatement of Historical Financial Statements" and note 24 of the notes to consolidated financial statements.

                                                  February 27,     February 28,
                                  February 26,        1999             1998
                                      2000       (52 weeks)(1)    (52 weeks)(2)
                                   (52 weeks)   (as restated)(3) (as restated)(3)
                                  ------------  ---------------- ----------------
                                     (In thousands, except per share amounts)
Summary of Operations:
REVENUES........................  $14,681,442     $12,782,890      $11,533,423
COSTS AND EXPENSES:
  Cost of goods sold, including
   occupancy costs..............   11,412,774       9,743,835        8,603,318
  Selling, general and
   administrative expenses......    3,712,279       3,144,134        2,835,395
  Gain on sale of stores........      (80,109)            --           (52,261)
  Goodwill amortization.........       56,832          29,227           26,480
  Store closing, impairment and
   other charges................      163,185         192,551          148,560
  Interest expense..............      520,336         277,226          209,152
  Share of loss from equity
   investment...................       11,893             448            1,886
                                  -----------     -----------      -----------
                                   15,797,190      13,387,421       11,772,530
                                  -----------     -----------      -----------
  Loss before income taxes......   (1,115,748)       (604,531)        (239,107)
INCOME TAX EXPENSE (BENEFIT) ...            8        (182,049)         (52,916)
                                  -----------     -----------      -----------
  Loss before cumulative effect
   of accounting change.........   (1,115,756)       (422,482)        (186,191)
  Cumulative effect of
   accounting change, net of
   income tax benefit of $22,760
   .............................      (27,300)            --               --
                                  -----------     -----------      -----------
    Net loss....................  $(1,143,056)    $  (422,482)     $  (186,191)
                                  -----------     -----------      -----------
BASIC AND DILUTED LOSS PER SHARE
 ...............................
  Loss before cumulative effect
   of accounting change.........  $     (4.34)    $     (1.64)     $     (0.74)
  Cumulative effect of
   accounting change, net.......  $     (0.11)    $       --       $       --
                                  -----------     -----------      -----------
    Net loss....................  $     (4.45)    $     (1.64)     $     (0.74)
                                  ===========     ===========      ===========

--------
(1) PCS was acquired on January 22, 1999.
(2) K&B and Harco Stores were acquired in August 1998.
(3) See note 24 of the notes to consolidated financial statements for a description of the adjustments resulting from the restatements.

                                                February 27,     February 28,
                                 February 26,       1999             1998
                                     2000      (52 weeks)(1)    (52 weeks)(2)
                                  (52 weeks)  (as restated)(3) (as restated)(3)
                                 ------------ ---------------- ----------------
                                    (Dollars in thousands except dividends)
Year-End Financial Position:
  Working capital (deficit).....   $ 893,053     $ (787,926)      $1,247,622
  Property, plant and equipment
   (net)........................   3,629,919      3,645,099        2,453,754
  Total debt (4)................   6,608,901      5,914,771        3,125,161
  Total assets..................  10,807,854     10,512,540        7,398,250
  Redeemable preferred stock....      19,457         23,559              --
  Stockholders' equity..........     431,508      1,350,585        1,870,759
Other Data:
  Cash dividends declared per
   common share.................  $    .4375     $    .4375       $    .4075
  Basic weighted average
   shares.......................     259,139        258,516          250,659
  Diluted weighted average
   shares.......................     259,139        258,516          250,659
  Number of retail drugstores...       3,804          3,821            3,975
  Number of employees...........      77,258         89,900           83,000

--------
(4) Includes capital lease obligations of $1.1 billion, $1.1 billion and $612 million as of February 26, 2000, February 27, 1999 and February 28, 1998, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Management's Discussion and Analysis of Results of Operations for the years ended February 27, 1999 and February 28, 1998 presented below reflects certain restatements to Rite Aid's previously reported results of operations for these periods. See "Business--Restatement of Historical Financial
Statements" and note   of the notes to consolidated financial statements for a
discussion of these restatements.

Overview

  Management believes that the following matters should be considered in connection with the discussion of results of operations and financial condition.

  Maturing Store Base. Since the beginning of fiscal 1998, Rite Aid has built 376 new stores, relocated 727 stores and closed 791 stores. These new and relocated stores represent approximately 29% of Rite Aid's total stores at June 30, 2000. The new and relocated stores opened in recent years are generally larger, free standing stores with higher operating expenses than our older stores. New stores generally do not become profitable until a critical mass of customers is developed. Relocated stores also must attract additional customers to achieve comparable profitability to the store that was replaced. We believe that the period of time required for a new store to achieve profitable operations is generally between two to four years. This period can vary significantly based on the location of a particular store and on other factors, including the investments made in purchasing prescription files for the location and advertising. Our recent liquidity constraints have limited our ability to purchase prescription files and make other investments to promote the development of our new and relocated stores. We believe that our relatively high percentage of new and relocated stores is a significant factor in our recent operating results. As new management continues to implement its long term strategy, it will scale back Rite Aid's new store construction program and focus on making the operations of its existing base of new and relocated stores profitable. Management believes that as these newer stores mature they should gain the critical mass of customers needed for profitable operations. This continuing maturation should positively affect Rite Aid's operating performance in future periods. If we are not able to improve the performance of these new and relocated stores it will adversely affect our ability to restore the profitability of our operations.

  Reclassification of Lease Obligations. In connection with the restatement of Rite Aid's operating results for fiscal 1999 and 1998, certain store leases that had previously been classified as operating leases have now been classified as capital leases. As a result of this restatement, our property, plant and equipment and total debt balances at February 26, 2000 were increased by $987.0 million and $1,072.3 million, respectively. The change in classification of these lease obligations will result in an allocation of depreciation charges to cost of goods sold and selling, general and administrative expense. In addition, a portion of the lease payments will be included in interest expense..

  Substantial Investigation Expenses. The company has incurred substantial costs in connection with the process of reviewing, reconciling and restating its books and records, the investigation of its prior accounting practices and the preparation of its audited financial statements. Included in these expenses are the costs of the Deloitte & Touche LLP audit, the investigation by Swidler Berlin, assisted by Deloitte & Touche LLP and the costs of retaining Arthur Andersen LLP to assist management in reviewing and reconciling its books and records. Management currently estimates that these costs will total approximately $50.0 million, of which $10.1 million was incurred in fiscal 2000, $19.5 million was incurred in first fiscal quarter of fiscal 2001, and the balance is expected to be incurred in the second quarter of fiscal 2001 and thereafter. Rite Aid anticipates that it will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which it is subject.

  Possible Sale of PCS. We have had discussions with several parties and are currently negotiating seriously with one interested party concerning a sale of PCS. At the date of this filing no agreement has been reached. No assurance can be given that an agreement will be reached or that, if it is, that any sale will be consummated. If no sale transaction is available on terms we consider acceptable, we intend to continue to own and operate PCS. Based on current negotiations, it is likely that Rite Aid would recognize a significant loss upon the commitment to sell. In addition, the sale of PCS will result in a loss of significant tax benefits.

  Dilutive Equity Issuances. In June 2000, Rite Aid completed a series of debt restructuring transactions as described further below under "--Liquidity and Capital Resources." In connection with these transactions an aggregate total of 69,564,434 shares of Rite Aid's common stock were issued in exchange for $462.6 million principal amount of outstanding indebtedness. In addition, pursuant to the conversion price adjustment and pay-in-kind dividend provisions of the convertible preferred stock issued to an affiliate of Leonard Green and Partners, L.P. in October 1999, 57,571,389 shares of Rite Aid common stock were issuable upon the conversion of such preferred stock at June 30, 2000. Giving pro forma effect to these issuances and adjustments, the basic and fully diluted average shares outstanding at February 26, 2000 would have increased from 259,139,000 to 347,999,000. In light of our substantial leverage and liquidity constraints, we will continue to consider opportunities to use the company's equity securities to discharge debt or other obligations that may arise. Such issuances may have a dilutive effect on the outstanding shares of Rite Aid common stock.

  Accounting Systems. Following its review of the company's books and records, management concluded that further steps were needed to establish and maintain the adequacy of its internal accounting systems and controls. In connection with the audit of the company's financial statements, Deloitte & Touche LLP advised Rite Aid that it believed there were numerous "reportable conditions" under the standards established by the American Institute of Certified Public Accountants which relate to the company's accounting systems and controls and could adversely affect the company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Management's long term strategy includes a comprehensive plan to develop, implement and maintain adequate and reliable accounting systems and controls which address the reportable conditions identified by Deloitte & Touche LLP.

Results of Operations

Consolidated Revenues
-------------------------------------------------------------------------------

                                            FY 2000      FY 1999      FY 1998
                                          -----------  -----------  -----------
                                                (dollars in thousands)
Sales.................................... $14,681,442  $12,782,890  $11,533,423
Sales growth.............................        14.9%        10.8%           *
Retail drug segment...................... $13,416,747  $12,692,689  $11,533,423
PBM segment.............................. $ 1,264,695  $    90,201  $        **
Store data:
 Total stores (beginning of period)......       3,865        3,970        3,745
 New stores..............................          77          163          132
 Closed stores...........................        (181)        (330)        (280)
 Store acquisitions, net.................          35           62          373
 Relocated stores .......................         178          323          202
 Remodeled stores........................          14          155           84
 Total stores (end of period)............       3,802        3,865        3,970

-------------------------------------------------------------------------------
* See "Selected Financial Data" for a discussion of Rite Aid's inability to present comparisons to fiscal 1997.
** PCS was acquired on January 28, 1999

  The acquisition of PCS on January 22, 1999 was the primary contributor to the growth in our consolidated revenues in fiscal 2000 compared to fiscal 1999. The growth in consolidated sales in fiscal 1999 benefitted from full-year sales of $779.0 million from the Harco, Inc. ("Harco") and K&B, Inc. ("K&B") stores which contributed only $458.2 million of sales in fiscal 1998 following their acquisition on August 27, 1997.

  Because PCS was acquired late in fiscal 1999, there is insufficient operating data for prior periods to present a meaningful comparison to its operations in fiscal 2000. PCS derived 59.6% of its total revenues in fiscal 2000 from mail order programs. Revenues from manufacturer programs and claims processing contributed 18.6% and 15.8%, respectively, of total PCS revenues in fiscal 2000.

Retail Drug Segment
-------------------------------------------------------------------------------

                                         FY 2000       FY 1999      FY 1998
                                       -----------   -----------  -----------
Sales (thousands)..................... $13,416,747   $12,692,689  $11,533,423
Sales growth..........................         5.8 %         9.9%           *
Same store sales growth...............         7.9 %        15.5%           *
Pharmacy sales growth.................        15.6 %        18.2%           *
Same store pharmacy sales growth......        16.2 %        21.9%           *
Pharmacy as a % of total segment
 sales................................        58.1 %        53.1%        49.2%
Third-party sales as a % of total
 pharmacy sales.......................        87.6 %        85.4%        83.4%
Front-end sales growth................        (2.5)%         0.1%           *
Same store front-end sales growth.....        (2.2)%         6.6%           *
Front-end as a % of total segment
 sales................................        41.3 %        44.8%        48.9%
------------------------------------------------------------------------------

* See "Selected Financial Data" for a discussion of Rite Aid's inability to present comparisons to fiscal 1997.

  The 5.8% growth in retail drug segment sales in fiscal 2000 was primarily due to the continuing strong growth of our pharmacy sales, which more than offset a decline in our front-end sales. Our retail drug revenues in fiscal 1999 grew 9.9% over the level in fiscal 1998 as a result of strong growth in pharmacy revenues and a slight increase in front-end sales.

  For fiscal 2000 and fiscal 1999, pharmacy revenues led sales growth with same-store sales increases of 16.2% and 21.9%, respectively. Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers, our ongoing program of purchasing prescription files from independent pharmacies and favorable industry trends. These trends include an aging American population with many "baby boomers", now in their fifties, consuming a greater number of prescription drugs. The use of pharmaceuticals to treat a growing number of healthcare problems and the introduction of a number of successful new prescription drugs also contribute to the growing demand for pharmaceutical products.

  Front-end sales, which include all non-prescription sales, such as seasonal merchandise, convenience items and food and other non-prescription sales, decreased in fiscal 2000 from the prior year. Our front-end sales were adversely affected by our elevated levels of out-of-stock merchandise in the third and fourth quarters of fiscal 2000. Other factors adversely affecting our front-end sales included the suspension by former management of our newspaper advertising circular program and their decision to raise front-end prices to levels that were not competitive. Fiscal 1999 front end sales increased 0.13% over fiscal 1998, despite a 6.6% increase in same store front-end sales in those stores which had been open more than one year. Same store sales growth was driven by strong performance in health and beauty, photo, seasonal and general merchandise categories. Total front-end sales remained essentially flat as an increase in the number of closed stores and a decrease in the number of acquired stores in fiscal 1999 resulted in a net reduction of 105 stores in operation at the end of fiscal 1999 compared to fiscal 1998.

Costs and Expenses

------------------------------------------------------------------------------
                                            FY 2000     FY 1999     FY 1998
                                          -----------  ----------  ----------
Costs of goods sold...................... $11,412,774  $9,743,835  $8,603,318
Gross margin.............................        22.3%       23.8%       25.4%
Selling, general and administrative...... $ 3,712,279  $3,144,134  $2,835,395
Selling, general and administrative as a
 % of revenues...........................        25.3%       24.6%       24.6%
Gain on sale of stores................... $   (80,109) $      --   $  (52,261)
Goodwill amortization.................... $    56,832  $   29,227  $   26,480
Interest expense......................... $   520,336  $  277,226  $  209,152
Closed store, impairment and other
 charges................................. $   163,185  $  192,551  $  148,560
------------------------------------------------------------------------------

Cost of Goods Sold

  Gross margin was 21.9% for fiscal 2000 compared to 23.8% in fiscal 1999. Gross margins in fiscal 2000 declined from the prior year as a result of the acquisition of PCS, which operates with lower margins than the retail drug segment, and the continuing increase in third-party pharmacy sales as a percentage of total retail drug segment sales. Gross margin declined to 23.8% in fiscal 1999 from 25.4% in fiscal 1998.

  The decline in gross margin in fiscal 2000 from fiscal 1999 was attributable to the incurrence of substantial additional costs related to our distribution facilities and increased store occupancy costs. We incurred significant start-up costs in fiscal 2000 in connection with the new distribution facility located in Perryman, Maryland and also in connection with the processing of merchandise received from our stores for shipment back to our vendors. These increased costs were partially offset by a substantial credit to cost of goods sold resulting from the receipt of vendor allowances following a restructuring of the terms of certain vendor contracts. In fiscal 1999, prior to the restructuring of the contracts, these vendor allowances were credited to selling, general and administrative expense. Also partially offsetting the increases in cost of goods sold in fiscal 1999 were improved store level margins for front-end and pharmacy sales.

  The decline in gross margin in fiscal 1999 from fiscal 1998 was a result of a substantial decline in our pharmacy margins. A decline in occupancy costs in fiscal 1999 was largely offset by increased costs related to our distribution facilities.

  Also, negatively impacting gross margins in the periods presented was the continuing industry trend of rising third-party sales coupled with decreasing margins on third-party reimbursed prescription sales. Third-party prescription sales typically have lower gross margins than other prescription sales because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Pharmacy sales as a percentage of total segment sales were 58.1%, 53.1% and 49.2% in fiscal 2000, 1999 and 1998, respectively. The ratios of third-party sales to total pharmacy sales were 87.6%, 85.4% and 83.4% for fiscal 2000, 1999 and 1998, respectively, as the percentage of third-party sales continued to grow in each period.

  The company uses the last-in, first-out (LIFO) method of inventory valuation. The effective LIFO inflation rates were 1.01486% in fiscal 2000, 1.01594% in fiscal 1999 and 1.00909% in fiscal 1998 which resulted in charges to cost of goods sold of $34 million in fiscal 2000, $36 million in fiscal 1999 and $7 million in fiscal 1998. The company has changed its method of accounting for LIFO as of February 26, 2000. See "--Accounting Change."

Selling, General and Administrative Expenses

  Selling, general and administrative expense ("SG&A") was 25.3% of sales in fiscal 2000, 24.6% of sales in fiscal 1999 and 24.6% of sales in fiscal 1998. The increase in SG&A as a percentage of revenues in fiscal 2000 is attributable to a decrease in vendor allowances following the restructuring of certain vendor contracts as described above, increased accruals for litigation and other contingencies and a significant increase in legal and other professional fees. These more than offset the effects of the acquisition of PCS, which operates with a substantially lower SG&A margin than the retail drug segment.

Goodwill Amortization

  Goodwill amortization increased during fiscal 2000 over the level recorded in fiscal 1999 due to the additional goodwill recorded in connection with the company's acquisition of PCS in January 1999. The increased fiscal 2000 amortization expense attributable to PCS more than offset a slight reduction in amortization expense for the company's prior acquisitions. Goodwill amortization expense increased during fiscal 1999 compared to fiscal 1998 due to the amortization of goodwill recorded in connection with the company's acquisitions of PCS in January 1999, and Harco and K&B in fiscal 1998. Goodwill amortization expense in fiscal 1999 included one month of expense associated with PCS and a full year's amortization of the goodwill recorded in connection with the Harco and K&B acquisitions. Only 26 weeks of goodwill amortization for Harco and K&B was recorded in fiscal 1998.

Interest Expense

  Interest expense was $520.3 million in fiscal 2000 compared to $277.2 million in fiscal 1999 and $209.1 million in fiscal 1998. The substantial increase in interest expense in fiscal 2000 is due to higher levels of indebtedness throughout the year. The level of the company's indebtedness increased in fiscal 2000 primarily as a result of a full year's interest expense on the $1.3 billion borrowed in January 1999 under the PCS credit facility and the $300 million of demand note borrowings incurred in June 1999 to supplement cash flows from operating activities and to fund capital expenditures. The annual weighted average interest rates on our indebtedness in fiscal 2000, fiscal 1999 and fiscal 1998 were 7.4%, 6.8% and 6.7%, respectively.

Closed Store, Impairment and Other Charges

  During fiscal 2000, fiscal 1999 and fiscal 1998, the company recorded pre-tax charges of $163.2 million, $192.5 million and $148.6 million, for the closing of 181, 330 and 280 stores, respectively.

  Store closings, impairments and other charges consist of:

                                  For the           For the           For the
                                year ended        year ended        year ended
                             February 26, 2000 February 27, 1999 February 28, 1998
                             ----------------- ----------------- -----------------
   Store lease exit costs..      $ 32,724          $104,885          $ 72,118
   Impairment charges......       130,461            87,666            76,442
                                 --------          --------          --------
                                 $163,185          $192,551          $148,650
                                 ========          ========          ========

These charges are related entirely to operations in the retail drug business segment.

Income Taxes

  The company had a net loss in fiscal 2000. In addition, as a result of the restatements of fiscal 1999 and 1998, Rite Aid had net losses in fiscal 1998 and fiscal 1999. Tax benefits of $52.9 million, $182.0 million and $18.2 million have been reflected for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The full benefit of the net operating losses ("NOLs") generated in each period has been partially offset by a valuation allowance based on management's determination that, based on available evidence, it is more likely than not that some of the deferred tax assets will not be realized. The company expects to file amended tax returns and utilize the NOL's against taxable income in prior years to the maximum extent possible. Approximately $147.6 million is currently expected to be recovered through carryback claims. See note 11 of the notes to consolidated financial statements.

Liquidity and Capital Resources

  The company has two primary sources of liquidity: cash provided by operations and the revolving credit facility under our new senior secured credit facility. We may also generate liquidity from the sale of assets, including sale- leaseback transactions. During fiscal 2000 and the fiscal quarter ended May 27, 2000, cash provided by operations was not sufficient to fund our working capital requirements, which have included the substantial accounting and legal costs incurred in connection with the review and reconciliation of our books and records, the restatement of our financial statements for fiscal 1999, fiscal 1998 and the audit of our financial statements for fiscal 2000, fiscal 1999 and fiscal 1998. As a result, we have supplemented our cash from operations with borrowings under our credit facilities. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on our debt, and to provide funds for capital expenditures.

Credit Facilities and Debt Restructuring

  In June 2000, we completed a major financial restructuring that extended the maturity dates of a substantial amount of our debt until at least August 2002 and converted a portion of our debt to equity. These refinancing transactions are described below.

  New Senior Secured Credit Facility. We entered into a new $1.0 billion syndicated senior secured credit facility with a syndicate of banks led by Citibank N.A., as agent. The new facility matures on August 1, 2002, and consists of a $500.0 million term loan facility and a $500.0 million revolving credit facility. We used the term facility to terminate our accounts receivable securitization facility and repurchase $300.0 million of unpaid receivables thereunder, to fund $66.4 million of transaction costs relating to our financial restructuring and to provide $133.6 million of cash that will be available for general corporate purposes. The revolving facility provides us with borrowings for working capital requirements, capital expenditures and general corporate purposes. Borrowings under the facilities generally bear interest either at LIBOR plus 3.0%, if we choose to make LIBOR borrowings, or at 2.0% plus Citibank's base rate. For additional information about the interest rates applicable to our credit facilities, see "--Quantitative and Qualitative Disclosures about Market Risks" below.

  We are required to pay fees of 0.50% per annum on the daily unused amount of the commitment. Substantially all of our wholly-owned subsidiaries guaranteed our obligations under the senior secured credit facility. These subsidiary guarantees are secured by a first priority lien on the inventory, accounts receivable, intellectual property and some of the real estate assets of the subsidiary guarantors. Our direct obligations under the senior credit facility are unsecured.

  The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The facility requires us to meet various financial ratios and limits our capital expenditures. These ratios and capital expenditure limits are subject to adjustment if we sell PCS. These covenants require us to maintain a minimum interest coverage ratio of .75:1 (.72:1 if PCS is sold) for the quarter ended August 26, 2000, increasing to 1.40:1 (1.40:1 if PCS is sold) for the four quarter period ending June 1, 2002, and a minimum fixed charge coverage ratio of .88:1 (.88:1 if PCS is sold) for the quarter ended August 26, 2000, increasing to 1.20:1 (1.19:1 if PCS is sold) for the four quarter period ending June 1, 2002. We also must maintain consolidated EBITDA (as defined in the senior secured credit facility) of no less than $104.0 million ($81.0 million if PCS is sold) for the quarter ended August 26, 2000, increasing to $894.0 million ($720.0 million if PCS is sold) for the four quarter period ending June 1, 2002. In addition, our capital expenditures are limited to $70.0 million ($64.0 million if PCS is sold) for the fiscal quarter ended August 26, 2000, increasing to $265.0 million ($243.0 million if PCS is sold) for the four quarter period ending June 1, 2002.

  The facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of Rite Aid debt to accelerate the maturity of debt equaling $25.0 million or more.

  Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. At June 24, 2000, the $500.0 million term loan was fully drawn. We had no outstanding borrowings under the revolving facility at June 24, 2000; however, $39.8 million of the availability was being utilized to support trade letters of credit.

  Other Existing Facilities. We extended to August 2002 the maturity date of our existing syndicated credit facilities, which consist of the RCF credit facility and the PCS credit facility. Borrowings under the PCS credit facility bear interest at LIBOR plus 3.25% and borrowings under the RCF credit facility bear interest at LIBOR plus 3.75%. The interest rate on our borrowings under these facilities will increase by 0.50% per annum if we have not received, and applied to reduce principal, at least $500.0 million of net proceeds from asset sales prior to November 1, 2000. These credit facilities contain restrictive covenants which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale-leaseback transactions. These credit facilities also require us to satisfy financial covenants which are generally slightly less restrictive than the covenants in the new senior secured credit facility. The facilities also limit the amount of our capital expenditures to $70.0 million for the quarter ended August 26, 2000, increasing to $265.0 million for the four quarters ending June 1, 2002. Any net proceeds realized from a sale of PCS must be applied first to reduce the outstanding balances of the PCS credit facility and then to reduce the then outstanding balance of the RCF credit facility. The amounts repaid with the proceeds of asset sales may not be reborrowed. The PCS credit facility continues to be secured by a first lien on the stock of PCS and the RCF credit facility continues to be secured by a first lien on the stock of drugstore.com and a second lien on the stock of PCS. At June 24, 2000 we had $1.9 billion of borrowings outstanding under these credit facilities. These facilities are also guaranteed and secured as described below.

  Exchange Offers. In June 2000, we completed the exchange of $52.5 million of our 5.5% notes due 2000 and $321.8 million of our 6.7% notes due 2001 for an aggregate of $374.3 million of our new 10.5% senior secured notes due 2002. After the exchange, $147.5 million of the 5.5% notes due 2000 and $28.2 million of the 6.7% notes due 2001 remained outstanding. In connection with the exchange, we entered into a forward purchase agreement to sell $93.2 million of our 10.5% senior secured notes due 2002 to certain banks. The proceeds from such sale will permit us to repay approximately $93.2 million of the 5.5% notes due 2000 when they mature in December of this year. The remaining 5.5% notes due in December 2000 and 6.7% notes due 2001 will be retired with Rite Aid's general corporate funds.

  Exchange of Debt for Equity and Exchange Debt. As part of our restructuring, certain affiliates of J.P. Morgan, which had lent us $300.0 million under a demand note in June 1999 and was also a lender under the RCF and PCS credit facilities, together with certain other lenders under the two credit facilities, agreed to exchange a portion of their loans for a new secured exchange debt obligation and common stock. This resulted in a total of $284.8 million of debt under these facilities, including $200 million of the outstanding principal of the demand note, being exchanged for common stock at a price of $5.50 per share. An additional $274.8 million of borrowings under the facilities were exchanged for the exchange debt, including the entire remaining principal amount of the J.P. Morgan demand note. The terms of the exchange debt are substantially the same as the terms of our RCF and PCS credit facilities and the interest rate is currently LIBOR plus 3.25%. The lenders of the exchange debt have the same collateral as they did with respect to their loans under the credit facilities or demand note, as applicable, and also received a first lien on our prescription files.

  In addition, on June 26, 2000, we issued 17.8 million shares of our common stock in exchange for $177.8 million in principal amount of our 5.25% convertible subordinated notes due 2002.

  Synthetic Leases. As part of our restructuring, we amended our existing guarantees of two synthetic lease transactions to provide substantially the same terms as the terms of our RCF and PCS credit facilities.

  Second Priority Collateral. In connection with modifications to the existing syndicated credit facilities, the exchange for exchange debt and the guarantees of the synthetic lease transactions, substantially all of our wholly-owned subsidiaries guaranteed our obligations thereunder on a second priority basis. These subsidiary guarantees are secured by a second priority lien on the inventory, accounts receivable, intellectual property and some of the real estate assets of the subsidiary guarantors. Except to the extent previously secured, our direct obligations under those facilities and guarantees remain unsecured.

  Commercial Paper. Until September 24, 1999, the company issued commercial paper supported by unused credit commitments to supplement cash generated by operations. Since the loss of our investment grade rating in fiscal 2000, we are no longer able to issue commercial paper. Outstanding commercial paper of the company amounted to $192.0 million at February 26, 2000, $1,783.1 million at February 27, 1999 and $400.0 million at February 28, 1998. During fiscal 2000, the reduction of commercial paper was achieved through borrowings on our lines of credit. All remaining commercial paper obligations were repaid in March 2000.

  The increase in commercial paper in 1999 was due to the acquisition of PCS in January 1999, which accounted for approximately $1.5 billion of the total outstanding commercial paper at the end of fiscal 1999. Offsetting the increase were net proceeds received from the issuance of $700.0 million in long-term debt in December 1998 and net proceeds from the issuance of $200.0 million dealer remarketable securities in September 1998. Reductions in commercial paper during 1998 were achieved through the issuance of $650.0 million of our 5.25% convertible subordinated notes in the third quarter of fiscal 1998.

  Debt Capitalization. The following table sets forth our debt capitalization (in millions) at June 24, 2000, following the completion of the restructuring transactions described above:

                                                                         As of
                                                                        June 24,
                                                                          2000
                                                                        --------
   Secured Debt:
    Senior facility(1).................................................  $  500
    PCS facility.......................................................   1,142
    RCF facility.......................................................     730
    10.5% senior secured notes due 2002(2).............................     374
    Exchange debt......................................................     275
    Prudential note....................................................      31
    Other..............................................................      16

   Lease Financing Obligations.........................................   1,074

   Other Senior Debt:
    5.5% notes due 2000................................................     147
    6.7% notes due 2001................................................      28
    6.0% notes due 2005................................................     200
    7.625% notes due 2005..............................................     200
    7.125% notes due 2007..............................................     350
    6.125% notes due 2008..............................................     150
    6.0% Drs SM due 2003...............................................     200
    6.875% Senior debentures due 2013..................................     200
    7.7% notes due 2027................................................     300
    6.875% debentures due 2028.........................................     150

   Subordinated Debt:
    5.25% convertible subordinated notes due 2002(3)...................     650
                                                                         ------
       Total Debt......................................................  $6,717
                                                                         ======

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

(2) Outstanding amount of 10.5% Senior secured notes due 2002 at June 24, 2000 does not include $93.2 million of such notes which are held by a special purpose subsidiary of the company and are subject to a forward purchase commitment by certain financial institutions. The proceeds from the sale of these notes will be used to retire an equivalent amount of the remaining 5.5% notes due 2000 upon their maturity in December 2000. The remaining 5.5% notes due 2000 will be retired with the company's general corporate funds.
(3) Outstanding principal amount was reduced to $472.2 million with the exchange offer for common stock consummated on June 26, 2000, pursuant to which $177.8 million principal amount of these notes were exchanged for common stock.

Net Cash Provided by Operations

  The company used $349.3 million of cash to fund operations in fiscal 2000. Operating cash flow was negatively impacted by $501.8 million of interest payments. Operating cashflow benefited from an increase in other liabilities partially offset by an increase in current assets.

  In fiscal 1999, the company generated $151.9 million of cash flow from operations. Operating cash flow was negatively impacted by an increase in accounts receivable and a decrease in accounts payable, which was mostly offset by a corresponding decline in inventory.

  Fiscal 1998 operating cash flow of $558.1 million benefited from a $287.0 million reduction of accounts receivable. This reduction resulted from the sale of accounts receivable through our accounts receivable securitization program. Operating cash flows benefited from the utilization of accounts payable to substantially finance the increase in inventories.

  Cash used for investing activities was $508.1 million, $2,829.3 million and $1,050.0 million for fiscal years 2000, 1999 and 1998, respectively. Cash used for store construction and relocations amounted to $453.6 million for fiscal 2000, $1,347.1 million for fiscal 1999 and $700.2 for fiscal 1998. In addition, cash of $1,390.6 million was used to acquire PCS in the prior fiscal year and $335.0 million was used to acquire K&B and Harco in fiscal 1998.

  Cash provided by financing activities was $945.8 million for fiscal 2000, $2,679.6 million for fiscal 1999 and $573.8 million for fiscal 1998. Increased bank borrowings, which replaced our commercial paper program and the sale of $300 million of preferred stock were the main financing activities during fiscal 2000. In fiscal 1999, the Company signed commercial paper to finance the acquisition of PCS. Also during fiscal 1999 net proceeds were received from the issuance of $700.0 million in long-term debt and $200.0 million of dealer unmarketable securities. Through the issuance of $650.0 million of convertible subordinated notes in fiscal 1998, reductions in outstanding commercial paper were made. Supplemental cash provided by financing activities were proceeds received from store sale and leaseback transactions of $74.9 million, $505.0 million and $358.8 million for fiscal year 2000, 1999 and 1998, respectively.

Capital Expenditures

  Rite Aid plans to make total capital expenditures of approximately $260.0 million during fiscal 2001. Such expenditures consist of approximately $162.0 million related to new store construction, store relocation and other store construction projects. An additional $57.0 million will be dedicated to other store improvement activities including the purchase of Script Pro machines and the purchase of script files from independent pharmacists. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under our new revolving credit facility.

  We are highly leveraged. Based upon current levels of operations and expected improvements in our operating performance, management believes that cash flow from operations, together with available borrowings under the new senior secured credit facility and its other sources of liquidity (including asset sales) will be adequate to meet anticipated requirements for working capital, debt service and capital expenditures until August 2002, when $3.1 billion of our indebtedness matures, including the revolving credit facility under the new senior secured credit facility. Our ability to replace, refinance or otherwise extend these obligations will depend in part on our ability to successfully execute our long-term strategy and improve the operating performance of our stores. For a discussion of factors that could affect our current assessment, see "--Factors Affecting Our Future Prospects" below.

Accounting Change

  In the fourth quarter of fiscal 2000, we changed our application of the last-in, first-out ("LIFO") method of accounting by restructuring our LIFO pool structure through a combination of certain geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to store merchandise categories. The effect of this change in fiscal 2000 was to decrease our earnings by $6.8 million (net of tax effect of $9.6 million), or $.03 per diluted common share. The cumulative effect of the accounting change was a charge of $27.3 million (net of tax effect of $18.2 million), or $.11 per diluted common share. The pro forma effect of this accounting change would have been a reduction in net income of $6.4 million, net of income tax benefit of $6.4 million or $.02 per diluted common share, and $12.6 million net of income tax benefit of $8.4 million or $.05 per diluted common share, for fiscal 1999 and 1998, respectively.

Recent Accounting Pronouncements

  In November 1999, the SEC issued Staff Accounting Bulliten (SAB) 101, "Revenue Recognition." This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

  .  persuasive evidence of an arrangement exists;

  .  delivery has occurred or service has been rendered;

  .  the seller's price to the buyer is fixed or determinable; and

  .  collectibility is reasonably assured.

The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of SAB 101 does not have a material impact on the Company's financial statements.

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement, which establishes the accounting and financial reporting requirements for derivative instruments, requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In May 1999, the FASB delayed the implementation date for this statement by one year. We expect to adopt SFAS No. 133 in 2002. The company is evaluating the effects that the adoption of SFAS 33 may have on consolidated financial statements.

Factors Affecting Our Future Prospects

                   Risks Related to Our Financial Condition

  We are highly leveraged. Our substantial indebtedness may severely limit cash flow available for our operations and could adversely effect our ability to service debt or obtain additional financing if necessary.

  As of June 24, 2000, Rite Aid had $5.6 billion of outstanding indebtedness for borrowed money and $1.1 billion of capital leases (including current maturities but excluding letters of credit) and $429.3 million of stockholders equity. As of the same date we had additional borrowing capacity under our revolving credit facility of $460.2 million. On a pro forma basis, giving effect to the debt restructuring transactions completed in June 2000, our earnings would have been insufficient to cover our fixed charges for the year ended February 28, 2000, by $1.1 billion. Our earnings for fiscal 2000 included non-cash charges of $697.8 million. Based on the indebtedness outstanding, at June 24, 2000 (and then current interest rates) our annualized interest expense would be approximately $574.0 million. Our high level of indebtedness will have consequences on our operations. Among other things, our indebtedness will:

  .  limit our ability to obtain additional financing;

  . limit our flexibility in planning for, or reacting to, changes in our business and the industry;

  . place us at a competitive disadvantage relative to our competitors with less debt;

  . render us more vulnerable to general adverse economic and industry conditions; and

  . require us to dedicate a substantial portion of our cash flow to service our debt.

  A substantial portion of our indebtedness matures in August and September, 2002. Our ability to refinance this indebtedness will be substantially dependent on our ability to improve our operating performance.

  Approximately $3.8 billion of our indebtedness at June 24, 2000 will mature in August and September 2002. In order to satisfy these maturing obligations, we will need to refinance the obligations, sell assets to satisfy them or seek postponement of the maturity dates from our existing lenders. Our ability to successfully accomplish any of these alternative transactions will be substantially dependent on the successful execution of our long term strategic plan and the resulting improvements in our operating performance.

  The interest rate on certain of our outstanding indebtedness is based upon floating interest rates. If interest rates increase, our interest payment obligations will increase.

  Approximately $2.7 billion of our outstanding indebtedness as of June 24, 2000 bears an interest rate that varies depending upon LIBOR. If we borrow additional amounts under our senior secured facility, the interest rate on those borrowings will vary depending upon LIBOR. If LIBOR rises, the interest rates on this outstanding debt also increases. An increase in LIBOR therefore would increase our interest payment obligations under these outstanding loans and have a negative effect on our cash flow and financial condition.

  The covenants in our outstanding indebtedness impose restrictions that may limit our operating and financial flexibility.

  The covenants in the instruments governing our outstanding indebtedness restrict our ability to incur liens and debt, pay dividends, make redemptions and repurchases of capital stock, make loans, investments and capital expenditures, prepay, redeem or repurchase debt, engage in mergers, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions, change our business, amend certain debt and other material agreements, issue and sell capital stock of subsidiaries, make distributions from subsidiaries and grant negative pledges to other creditors.

  Moreover, if we are unable to meet the terms of the financial covenants or if we breach of any of these covenants, then a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding debt and cause our debt to become immediately due and payable. If such acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on terms acceptable to us.

                        Risks Related to Our Operations

  Major lawsuits have been brought against us and certain of our subsidiaries, and there are currently pending both civil and criminal investigations by the U.S. Securities and Exchange Commission and the United States Attorney's Office. Any criminal conviction against the company may result in the loss of licenses that are material to the conduct of our business, which would have a negative effect on our financial condition and results of operations.

  There are currently pending both civil and criminal governmental investigations by the SEC and the United States Attorney concerning our financial reporting and other matters. An investigation has also been commenced by the Department of Labor concerning our employee benefit plans. These investigations are ongoing and we cannot predict their outcomes.

  Lawsuits have been filed against us, as well as certain of our past and present officers and directors. Class action lawsuits have been filed in which the plaintiffs allege numerous violations of the securities laws; we cannot predict the outcome of these cases.

  Suits in six states are outstanding alleging that our pricing practices violated applicable consumer protection laws and racketeering laws. Cases against us regarding consumer protection and racketeering allegations have been dismissed in the state courts of Florida, Oregon and New Jersey and in the federal courts in Alabama and

California, but we cannot predict the outcome of an appeal, if any, nor can we predict the outcome of any of the other cases in other jurisdictions.

  In addition, given the size and nature of our business, we are subject from time to time to various lawsuits which, depending on their outcome, may have a negative impact on our results of operations and financial condition.

  We are substantially dependent on a single supplier of pharmaceutical products and our other suppliers to sell products to us on satisfactory terms.

  We obtain approximately 87% of our pharmaceutical supplies from a single supplier, McKesson, pursuant to a long-term supply contract. Pharmacy sales represented approximately 58.4% of our total sales during fiscal 2000, and therefore our relationship with McKesson is important to us. Any significant disruptions in our relationships with our suppliers, particularly our relationship with McKesson, would make it difficult for us to continue to operate our business, and would have a material adverse effect on our results of operations and financial condition.

  Several of our executive officers have joined Rite Aid very recently. We cannot assure you that management will be able to successfully manage our business or successfully implement our strategic plan.

  Since December 1999, we have hired a new management team, including Robert
G. Miller as chief executive officer and chairman. Our management team has considerable experience in the retail industry. Nonetheless, we cannot assure you that management will be able to successfully manage our business or successfully implement our strategic business plan.

  We are now depending on our new management team, and the loss of their services could have a material adverse effect on our business and the results of our operations or financial condition.

  The success of our business is materially dependent upon the continued services of our chairman and chief executive officer, Mr. Miller, and the other members of our new management team. The loss of Mr. Miller or other key personnel due to death, disability or termination of employment could have a material adverse effect on the results of our operations or financial condition, or both. Additionally, we cannot assure you that we will be able to attract or retain other skilled personnel in the future.

  We are currently in negotiations to sell PCS but our efforts may not be successful.

  We acquired PCS for approximately $1.5 billion in January 1999. The acquisition was financed exclusively with short-term debt. In the third quarter of fiscal 2000, Rite Aid solicited indications of interest for the possible sale of PCS to address its short-term liquidity problems. The indications of interest received at that time were not deemed adequate and the receipt by PCS and another major participant in the PBM industry of a subpoena regarding certain customary business practices further complicated the efforts to sell PCS. In connection with the debt restructuring completed in June 2000, Rite Aid negotiated with its lenders to retain the ability to continue to own and operate PCS. Following the completion of the refinancing, with the flexibility to reject inadequate offers, management reopened discussions with several parties concerning the possible sale of PCS. We are currently negotiating seriously with one interested party; however, no agreement has been entered into. While an agreement to sell PCS could be announced at any time, it is also possible that our current negotiations will not lead to an agreement and we will continue to own and operate PCS. Based on proposals currently under discussion, we expect to incur a substantial loss upon a commitment to sell of PCS. See "Management's Discussion of Results of Operations and Financial Condition -- General."

  We need to improve our operations in order to improve our financial condition but our operations will not improve if we cannot effectively implement our business strategy.

  Our operations during the fiscal year ended February 26, 2000 were adversely affected by a number of factors, including our financial difficulties, inventory shortages, allegations of violations of the law, including drug pricing issues, problems with suppliers and uncertainties regarding Rite Aid's ability to produce audited financial statements. To improve operations, new management developed and has been implementing a business strategy to improve the pricing of products, provide more consistent advertising through weekly, national circulars, eliminate problems with shortages of inventory and out-dated inventory, resolve all issues with our vendors, develop programs intended to enhance customer relationships and provide better service and continue to improve our stores and the product offerings within our stores. If we are not successful in our efforts to implement our business strategy, or if our business strategy is not effective we may not be able to improve our operations. Failure to improve operations would adversely affect our ability to make principal or interest payments on our debt.

  The additional unregistered shares of Rite Aid common stock that we issued may depress the market price of Rite Aid common stock because we have has agreed to register those shares under the Securities Act to enable the holders of the shares to sell them.

  In connection with the refinancing of our debt, we agreed to register the 51,785,434 shares of Rite Aid common stock that it issued to the lenders under its RCF credit facility, PCS credit facility and demand note. In addition, we have agreed to register the 57,571,389 shares of Rite Aid common stock underlying (as of June 30, 2000) the series B convertible preferred stock that it issued in October 1999 and the 2,500,000 shares of Rite Aid common stock underlying the warrant issued to J.P. Morgan Ventures Corporation in October 1999. The possible public sale of such large numbers of shares may have an adverse effect on the market price of Rite Aid's common stock.

                         Risks Related to our Industry

  The markets in which we operate are very competitive and further increased competition could adversely affect us.

  We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, Internet retailers and mass merchandisers. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur which would require us to increase our sales volume and to sell higher margin products and services in order to remain competitive. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition.

  Changes in third-party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on our business.

  We are reimbursed by third-party payors for approximately 87% of all of the prescription drugs that we sell. These third-party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, Medicare may cover some of the prescription drugs that we now sell at retail prices, and we may be reimbursed at prices lower than our current retail prices. If third-party payors reduce their reimbursement levels or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices our margins on these sales would be reduced, and the profitability of our business could be adversely affected.

  We are subject to governmental regulations, procedures and requirements; our noncompliance or their significant change could hurt our business, the results of our operations or our financial condition.

  Our pharmacy business is subject to several federal, state, and local regulations. These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations, and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties and could adversely affect the continued operation of our business. Furthermore, our pharmacies could be affected by federal and state reform programs, such as health care reform initiatives which could, in turn, negatively affect our business. The passing of these initiatives or any new federal or state programs could adversely affect our business and results of operations.

  Certain risks are inherent in the provision of pharmacy services, and our insurance may not be adequate to cover any claims against us.

  Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although we maintain professional liability and errors and omissions liability insurance, we cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will maintain this insurance on acceptable terms in the future.

  Any adverse change in general economic conditions can adversely affect consumer-buying practices and reduce our sales of front-end products, which are our higher margin products.

  If the economy slows down and unemployment increases or inflationary conditions worry consumers, consumers will decrease their purchases, particularly of products other than pharmaceutical products that they need for health reasons. We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products. Therefore, any decrease in our sales of front-end products will decrease our profitability.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

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

                                                                                                 Fair Value
                                                                                                     at
                                                                                                February 26,
                          2001     2002       2003       2004     2005   Thereafter    Total        2000
                         -------  -------  ----------  --------  ------  ----------  ---------- ------------
                                                       (Debt in thousands of dollars)
Long-term debt,
 including Current
 portion
  Fixed rate............ $76,086  $29,879  $1,121,490  $200,678  $2,289  $1,553,816  $2,984,238  $1,959,252
  Average Interest
   Rate.................    6.43%    6.77%       7.46%     6.01%  11.86%       7.00%
  Variable Rate.........      --       --   2,480,495        --      --          --   2,480,495   2,480,495
  Average Interest
   Rates................      --       --        9.38%       --      --          --

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

ITEM 8. Financial Statements and Supplementary Data

  Rite Aid's Consolidated Financial Statements and notes thereto are included elsewhere in this annual report on Form 10-K and incorporated herein by reference. See Item 14 of Part IV.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  On November 19, 1999, Rite Aid filed a Current Report on Form 8-K disclosing the resignation of its former auditors, KPMG LLP and the withdrawal of their report on the company's financial statements. On December 6, 1999, Rite Aid amended the Form 8-K dated November 19, 1999 to file a letter by KPMG LLP concerning the disclosure in the Form 8-K. On December 10, 1999, Rite Aid filed a Current Report on Form 8-K to announce that it had retained Deloitte & Touche LLP to audit and report on the Company's consolidated balance sheets as of February 27, 1999 and February 28, 1998 and, the related consolidated statements of income, stockholders equity, and cash flows for each of the years in the three year period ended February 27, 1999. Deloitte & Touche LLP would also audit the Company's consolidated financial statements for the fiscal year ending February 20, 2000.

                                   PART III

ITEM 10. Directors and Executive Officers of Registrant

  The tables set forth below include certain information regarding Rite Aid's directors and executive officers as of June 30, 2000.

  (a) Directors of Registrant

   Name                      Age             Position with Rite Aid
   ----                      ---             ----------------------
Robert G. Miller............  56 Chairman and Chief Executive Officer
William J. Bratton..........  51 Director
Alfred M. Gleason...........  69 Director
Alex Grass..................  72 Director
Leonard I. Green............  66 Director
Nancy A. Lieberman..........  43 Director
Philip Neivert..............  73 Director
Mary F. Sammons.............  53 Director, President and Chief Operating Officer
Stuart M. Sloan.............  56 Director
Jonathan D. Sokoloff........  42 Director
Leonard N. Stern............  62 Director
Preston Robert Tisch........  73 Director
Gerald Tsai, Jr. ...........  70 Director

  Robert G. Miller has been chairman and chief executive officer since December 5, 1999. Previously, Mr. Miller served as vice chairman and chief operating officer of The Kroger Company, a retail food company. Mr. Miller joined Kroger in May 1999, when The Kroger Company acquired Fred Meyer, Inc., a food, drug and general merchandise chain. From 1991 until the acquisition, he served as chief executive officer of Fred Meyer, Inc.

  William J. Bratton, is, and has been, a self-employed consultant since March 31, 2000. From January 1998 to March 2000, Mr. Bratton was president and chief operating officer of Carco Group, Inc., a provider of employment background screening services. From April 1996 through 1997, he was vice chairman of First Security Services Corporation, and president of its subsidiary, First Security Consulting, Inc. Mr. Bratton was Police Commissioner of the City of New York from 1994 through April 1996. Mr. Bratton has been a member of Rite Aid's board since July 1997.

  Alfred M. Gleason is currently a self-employed consultant. Mr. Gleason served as the president of the Port of Portland Commission in Portland, Oregon, from October 1995 until June 1999. From 1985 until 1995, Mr. Gleason held several positions with PacifiCorp, including chief executive officer, president and director. PacifiCorp is the parent company of Pacific Power & Light, Utah Power & Light and Pacific Telecom, Inc. Mr. Gleason served as a director of Fred Meyer, Inc. until June 1999. Mr. Gleason has been a member of Rite Aid's board since January 20, 2000.

  Alex Grass is, and has been, the chief executive officer of Fleer/Skybox International since February 1999. Mr. Grass is also the managing partner of Oak Hall Industries, L.P., and Sera-Tec Biologicals L.P., positions he has held since 1996 and 1995, respectively. Mr. Grass has been a member of Rite Aid's board since the founding of the company in 1968.

  Leonard I. Green has been an executive officer of Leonard Green & Partners, L.P., an affiliate of Green Equity Investors III, L.P., since its formation in 1994. Mr. Green has also been, individually or through a corporation, a partner in a merchant banking firm affiliated with Leonard Green & Partners, L.P., since its inception in 1989. Mr. Green is also a director of Communications & Power Industries, Inc., Liberty Group

Publishing, Inc. and Dollar Financial Group, Inc. Mr. Green was elected as a director pursuant to the October 1999 agreement of Green Equity Investors III, L.P. to purchase 3,000,000 shares of preferred stock of Rite Aid. Mr. Green has been a member of Rite Aid's board since October 1999.

  Nancy A. Lieberman has been a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP since 1987. Skadden, Arps, Slate, Meagher & Flom LLP provides legal services to Rite Aid. Ms. Lieberman has been a member of Rite Aid's board since June 1996.

  Philip Neivert is a private investor whose operations are based in Rochester, New York. Mr. Neivert has been a member of Rite Aid's board since 1969.

  Mary F. Sammons has been president and chief operating officer and a member of Rite Aid's board since December 5, 1999. From April 1999 to December 1999, Ms. Sammons served as president and chief executive officer of Fred Meyer Stores, Inc., a subsidiary of The Kroger Company. From January 1998 to April 1999, Ms. Sammons served as president and chief executive officer of Fred Meyer Stores, Inc., a subsidiary of Fred Meyer, Inc. From 1985 through 1997, Ms. Sammons held several senior level positions with Fred Meyer Inc., the last that of executive vice president. Ms. Sammons is also a director of drugstore.com and of the National Association of Chain Drug Stores.

  Stuart M. Sloan has been a principal of Sloan Capital Companies, a private investment company since 1984. Mr. Sloan was also the chairman of the board of directors from 1986 to 1998 and the chief executive officer from 1991 to 1996 of Quality Food Centers, Inc., a supermarket chain. He currently serves on the board of directors of Anixter International Corporation. Mr. Sloan was elected to Rite Aid's board effective June 19, 2000.

  Jonathan D. Sokoloff has been an executive officer of Leonard Green & Partners, L.P., an affiliate of Green Equity Investors III, L.P. since its formation in 1994. Since 1990, Mr. Sokoloff has also been a partner in a merchant banking firm affiliated with Leonard Green & Partners, L.P. Mr. Sokoloff is also a director of Twinlab Corporation, Diamond Triumph Auto Glass, Inc., Dollar Financial Group, Inc. and Gart Sports Company. Mr. Sokoloff was elected as a director pursuant to the October 1999 agreement of Green Equity Investors III, L.P. to purchase 3,000,000 shares of preferred stock of Rite Aid. Mr. Sokoloff has been a member of Rite Aid's board since October 1999.

  Leonard N. Stern is chairman of the board and chief executive officer of The Hartz Group, Inc. and affiliated companies, a position he has held since 1970. These companies are engaged in the businesses of the manufacture and sale of pet supplies, ownership and operation of hotels, real estate development and investing. Rite Aid purchases pet supplies from Hartz Mountain, Inc. Mr. Stern is also a director of Homes for the Homeless, a nonprofit organization. Mr. Stern has been a member of Rite Aid's board since 1986.

  Preston Robert Tisch has been co-chairman of Loews Corporation since October 18, 1994. Loews Corporation is a holding company with interests through its subsidiaries in selling insurance products, producing and selling cigarettes, operating hotels, drilling for offshore oil and gas and distributing watches and clocks. Mr. Tisch was co-chief executive officer of Loews Corporation between October 18, 1994 and January 1, 1999. In addition, since March 1991 he has been chairman of the board of the N.Y. Giants Football, Inc. Rite Aid purchased tobacco products from Lorillard Tobacco Company, an indirectly wholly-owned subsidiary of Loews Corporation, during fiscal year 2000. Mr. Tisch is also a director of Loews Corporation, CNA Financial Corporation, Bulova Corporation and Hasbro, Inc. Mr. Tisch has been a member of Rite Aid's board since 1988.

  Gerald Tsai, Jr. is currently the chairman of Satmark Media Group, an ATM advertising company. Previously, Mr. Tsai was a private investor. From February 1993 to October 1997, Mr. Tsai was chairman and chief executive officer of Delta Life Corporation. Mr. Tsai is also a director of Saks Incorporated, Triarc Companies, Sequa Corporation, Zenith National Insurance Corp., IP*Network and United Rentals, Inc. Mr. Tsai has been a member of Rite Aid's board since 1987.

  (b) Executive Officers of Registrant

   Name                  Age                      Position with Rite Aid
   ----                  ---                      ----------------------
Robert G. Miller*.......  56 Chairman and Chief Executive Officer
Mary F. Sammons*........  53 Director, President and Chief Operating Officer
David R. Jessick........  46 Senior Executive Vice President and Chief Administrative Officer
Elliot S. Gerson........  58 Senior Executive Vice President and General Counsel
John T. Standley........  37 Executive Vice President and Chief Financial Officer
James P. Mastrian.......  59 Executive Vice President--Marketing
Christopher Hall........  35 Senior Vice President and Chief Accounting Officer

--------
* Mr. Miller's and Ms. Sammons' backgrounds are set forth above under the caption "Directors of Registrant."

  David R. Jessick has been senior executive vice president and chief administrative officer since December 5, 1999. From 1997 to July 1999, Mr. Jessick served as executive vice president of finance and investor relations of Fred Meyer, Inc. From 1979 to 1997, Mr. Jessick held several senior management positions at Thrifty PayLess Holdings, Inc., a west coast-based drugstore chain which had annual sales of $5.0 billion before being acquired by Rite Aid in 1996. Mr. Jessick was executive vice president and chief financial officer of Thrifty PayLess Holdings, Inc. before Thrifty PayLess was acquired by Rite Aid.

  Elliot S. Gerson is senior executive vice president and general counsel of Rite Aid. He has held those positions since October 1999 and July 1997, respectively. Mr. Gerson also served as secretary from July 1997 to May 2000. Mr. Gerson joined Rite Aid in November 1995 as senior vice president and assistant chief legal counsel. Prior to joining Rite Aid, Mr. Gerson was a partner in the law firm of Bolger, Picker, Hankin & Tannenbaum from May 1993 to November 1995.

  John T. Standley has been executive vice president and chief financial officer since December 5, 1999. Previously, he was executive vice president and chief financial officer of Fleming Companies, Inc., a food marketing and distribution company from May 1999 to December 1999. Between July 1998 and May 1999, Mr. Standley was senior vice president and chief financial officer of Fred Meyer, Inc. Mr. Standley served as chief financial officer of Ralphs Grocery Company between January 1997 and July 1998 and of Food 4 Less between January 1997 to July 1998. Mr. Standley also served in an executive position at Smith's Food & Drug from May 1996 to February of 1997 and as chief financial officer of Smitty's Supervalue, Inc. from December 1994 to May 1996.

  James P. Mastrian has been executive vice president, marketing since November 15, 1999. Mr. Mastrian was also executive vice president, category management of Rite Aid from July 1998 to November 1999. Mr. Mastrian was senior executive vice president, merchandising and marketing of OfficeMax from June 1997 to July 1998 and executive vice president, marketing of Revco D.S., Inc. from September 1990 to June 1997.

  Christopher Hall has been senior vice president and chief accounting officer since January 25, 2000. From April 1999 to January 2000. Mr. Hall was executive vice president and chief financial officer at Golden State Foods. Between July 1998 and March 1999, Mr. Hall served as senior vice president of finance at Ralphs Grocery Company. Mr. Hall joined Ralphs Grocery as vice president of accounting in June 1995.

  (c) Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires Rite Aid's executive officers, directors and 10% stockholders to file reports of initial beneficial ownership and reports of changes in beneficial ownership with the SEC and the New York Stock Exchange. Such persons are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to Rite Aid, the company has determined that during the fiscal year ended February 26, 2000, no persons subject to Section 16(a) reporting submitted late filings under Section 16(a) of the Exchange Act.

ITEM 11. Executive Compensation

                          Summary Compensation Table

  The following table provides a summary of compensation paid during the last three fiscal years to Rite Aid's current chief executive officer, the former chief executive officer who served in that position until October 18, 1999, the former interim chief executive officer, the four most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2000 and two executive officers who would have been among the four most highly compensated executive officers if they had been employed by Rite Aid at the end of fiscal year 2000:

                                            Annual Compensation              Long-Term Compensation
                                    ----------------------------------- ----------------------------------------
                                                                                       Securities
                                                                        Restricted     Underlying
                             Fiscal                      Other Annual     Stock          Option          LTIP     All Other
Name and Principal Position   Year  Salary(4)  Bonus(1) Compensation(2)   Awards       Grants/SARs    Payouts(3) Compensation
---------------------------  ------ ---------- -------- --------------- ----------     -----------    ---------- ------------
Robert G. Miller(5)..         2000  $  232,307    $          $          $4,950,000(6)   3,000,000        $--      $ 600,000(14)
 Chairman & Chief
 Executive Officer
Martin L. Grass(7)...         2000     807,870     --                                                     --
 Former Chairman &            1999   1,000,000     --          --              --       1,000,000(11)     --
 Former                       1998   1,000,000 898,000         --              --             --          --          2,000
 Chief Executive
 Officer

Timothy J.                    2000     702,542     --                                     300,000         --
 Noonan(8)...........         1999     700,000     --          --              --         650,000         --
 Former Interim Chief         1998     700,000 628,600         --              --             --          --          2,000
 Executive Officer,
 Former President &
 Former
 Chief Operating
 Officer
James P. Mastrian....         2000     425,000 125,000         --              --         600,000         --
 Executive Vice               1999     266,538 145,900         --              --                         --
 President--Marketing         1998         --      --          --              --                         --
Elliot S. Gerson.....         2000     408,393 100,000         --              --         770,000         --
 Senior Executive             1999     375,000     --          --              --                         --
 Vice President &             1998     330,000     --          --              --                         --
 General Counsel
Mary F. Sammons......         2000     203,076     --          --        1,650,000(12)  2,000,000         --        200,000(15)
 Director, President
 & Chief Operating
 Officer
David R. Jessick.....         2000     158,461     --          --          825,000(13)  1,000,000         --        150,000(16)
 Senior Executive
 Vice President &
 Chief Administrative
 Officer

Franklin C.                   2000     503,589     --          --              --       1,165,000         --
 Brown(9)............         1999     500,000     --          --              --         300,000         --
 Former Vice Chairman         1998     500,000 336,825         --              --             --          --          2,000

Beth J. Kaplan(10)...         2000     428,615 151,600         --              --             --          --
 Former Senior                1999     400,000 151,600         --              --         300,000(11)     --
 Executive                    1998     400,000 269,460         --              --             --          --
 Vice President--
 Marketing

--------
 (1) Represents annual performance bonuses determined by the Compensation Committee of the Board under the Annual Performance-Based Incentive Program. Bonuses for Martin Grass, Timothy Noonan, Franklin Brown and Beth Kaplan were paid in the fiscal year following the fiscal year in which they were earned.
 (2) Did not exceed, for each named officer, the lesser of $50,000 or 10% of such officer's total annual salary and bonus for such year.

 (3) Excludes payments purportedly owed for fiscal 1999 pursuant to Rite Aid's Long-Term Incentive Plan. The company's restatement of its financial statements for fiscal years 1998 and 1999, included in this report, suggests that the stock performance tied to such payments would never have been achieved had Rite Aid issued timely financial statements for fiscal years 1998 and 1999 that complied with generally accepted accounting principles. Therefore, any payments purportedly owed pursuant to the Long-Term Incentive Plan would never have been earned and were not made. Ms. Kaplan has asserted that Rite Aid should have paid to her the amount owed under the Long-Term Incentive Plan based upon the company's actual stock performance.
 (4) Includes for Mr. Miller, Ms. Sammons and Mr. Jessick fiscal 2000: for Mr. Miller, amounts contributed by Rite Aid under the Supplemental Deferred Compensation Plan, a non-qualified plan under which the members of the new executive management receive fully vested contributions of deferred compensation each month; and for the other named executive officers, amounts contributed under the Rite Aid defined contribution plan.
 (5) Mr. Miller became chief executive officer of Rite Aid on December 5,
     1999.
 (6) Mr. Miller was awarded 600,000 shares of Rite Aid common stock on December 5, 1999, the effective date of his employment agreement with Rite Aid. The transfer of these shares is restricted. The restrictions on the restricted shares lapse in thirty-six equal monthly installments commencing one month from the date of grant, unless accelerated under certain circumstances. Mr. Miller has the right to vote the shares of restricted stock and to receive any dividends paid on such shares. As of February 26, 2000, the restrictions on 33,333 shares had lapsed and the remaining 566,667 restricted shares had a market value of $4,108,335.
 (7) Mr. Grass resigned as chairman of the board and chief executive officer on October 18, 1999.
 (8) Mr. Noonan served as interim chief executive officer from October 18, 1999 until December 5, 1999. Mr. Noonan also served as president and chief operating officer until December 5, 1999, and retired from Rite Aid on February 25, 2000.
 (9) Mr. Brown resigned as an employee on February 25, 2000 and as a member of the board on May 29, 2000.
(10) Ms. Kaplan resigned as senior executive vice president of marketing on November 15, 1999.
(11) The options for these shares expired 90 days after Mr. Grass and Ms. Kaplan ceased being employed with the company.
(12) On December 5, 1999, pursuant to her employment agreement with the company, Ms. Sammons was awarded 200,000 shares of restricted common stock of Rite Aid. The restrictions on those shares lapse in thirty-six equal monthly installments commencing one month from the date of grant, unless accelerated upon a change of control of the company. Ms. Sammons has the right to vote the restricted shares and to receive dividends paid on such shares. As of February 26, 2000, the restrictions on 11,110 shares had lapsed and the remaining 188,890 shares had a market value of $1,369,452.
(13) On December 5, 1999, pursuant to his employment agreement with the company, Mr. Jessick was awarded 100,000 shares of restricted common stock of Rite Aid. The restrictions on those shares lapse in thirty-six equal monthly installments commencing one month from the date of grant, unless accelerated upon a change of control of the company. Mr. Jessick has the right to vote the restricted shares and to receive dividends paid on such shares. As of February 26, 2000, the restrictions on 5,555 shares had lapsed and the remaining 94,445 shares had a market value of $684,726.
(14) Represents a guaranteed bonus in the amount of $600,000 paid in April 2000 in respect of calendar year 1999 to compensate Mr. Miller for lost bonus opportunities with his prior employer.
(15) Represents a guaranteed bonus in the amount of $200,000 paid in April 2000 in respect of calendar year 1999 to compensate Ms. Sammons for lost bonus opportunities with her prior employer.
(16) Represents a guaranteed bonus in the amount of $150,000 paid in April 2000 in respect of calendar year 1999.

                              Option Grant Table

  The following table sets forth certain information regarding options granted during fiscal year 2000 to the persons named in the Summary Compensation
Table:

                                               % of Total
                                                Options
                         Number of Securities  Granted to
                          Underlying Options  Employees in Exercise Expiration    Grant Date
Name                           Granted        Fiscal Year  Price(1)    Date    Present Value(2)
----                     -------------------- ------------ -------- ---------- ----------------
Robert G. Miller........      3,000,000           16.1%     $7.350   12/05/09    $11,155,200
James P. Mastrian.......         33,546            2.4%       8.00   01/17/10      2,450,021
                                266,454                      5.375   11/10/09
                                150,000                      24.25   06/04/09
Elliot S. Gerson........         26,278            2.9%       8.00   01/17/00      1,573,599
                                508,722                      5.375   11/10/09
Mary F. Sammons.........      2,000,000           10.7%       7.35   12/05/09      8,720,000
David R. Jessick........      1,000,000            5.4%       7.35   12/05/09      4,360,000
Martin L. Grass.........            --             --          --         --             --
Timothy J. Noonan.......        300,000            1.6%      5.375   11/10/09        579,150
Franklin C. Brown.......      1,034,729            6.2%      5.375   11/10/09      2,931,050
                                130,271                      8.000   01/17/10        554,732
Beth J. Kaplan..........            --             --          --         --             --

--------
(1) Fair market value on the date of grant. Mr. Miller's option for 3,000,000 shares, Ms. Sammons' option for 2,000,000 shares and Mr. Jessick's option for 1,000,000 shares vest in monthly installments over a 36 month period beginning on January 5, 2000. Mr. Mastrian's options vest as follows: An option for 150,000 shares granted on July 6, 1998; an option for 150,000 shares granted on June 4, 1999; an option for 266,454 shares granted on November 10, 1999; and an option for 33,546 shares granted on January 17, 2000, all of which vest in equal amounts beginning on the first anniversary of the grant over a four-year period. Mr. Gerson's options vest as follows: (i) An option for 100,000 shares granted on November 1, 1995; an option for 30,000 shares granted on October 16, 1996; an option for 208,722 shares granted on November 10, 1999; and an option for 26,278 shares granted on January 17, 2000, all of which vest in equal amounts beginning on the first anniversary of the grant over a four-year period.
    (ii) An option for 30,000 shares granted on October 30, 1996, which shall vest in full on October 30, 2001, or earlier, provided the following conditions are met: (a) at such time Rite Aid common stock trades at an average trading price of $60 per share for 30 consecutive trading days, or
    (b) prior thereto in 1/3 increments when the stock price averages $45, $50, and $55 per share for 30 consecutive trading days. (iii) An option for 75,000 shares granted on May 12, 1998, of which 50% shall vest on May 12, 2000 and the remaining 50% on May 12, 2002. (iv) An option for 300,000 shares granted on November 10, 1999, which vested immediately upon the grant date. Mr. Noonan's option grant to purchase up to 300,000 shares of Rite Aid common stock vested in its entirety on November 10, 1999, the date of grant. Mr. Brown's option grants to purchase up to 1,034,729 shares of Rite Aid common stock vest as follows: 25% vests on November 10, 2000; 25% vests on November 10, 2001; 25% vests on November 10, 2002; and 25% vests on 11/10/2003. Mr. Brown's option grant to purchase up to 130,271 shares of Rite Aid common stock vests as follows: 25% vests on January 17, 2001; 25% vests on January 17, 2002; 25% vests on January 17, 2003; and 25% vests on January 17, 2004.
(2) The hypothetical present values on the grant date were calculated under the Black-Scholes option pricing model which is a mathematical formula used to value options traded on stock exchanges. The formula considers a number of assumptions in hypothesizing an option's present value. Assumptions used to value the options include the stock's expected volatility rate of 57.95%, projected dividend yield of 0%, a risk-free rate of return ranging from 6.115% to 6.597% and projected time of exercise ranging from 3 to 6 years. The ultimate realizable value of an option will depend on the actual market value of the company's common stock on the date of exercise as compared to the exercise price of the option. Consequently, there is no assurance that the hypothetical present value of the stock options reflected in this table will be realized.

                   Option Exercises and Year-End Value Table

  The following table summarizes the value at February 26, 2000 of all shares subject to options granted to the persons named in the Summary Compensation Table. No options were exercised during fiscal 2000.

                                                     Number of Securities            Value of
                                                    Underlying Unexercised     In-the-Money Options
                            Shares                  Options at Year-End (#)     at Year-End ($)(1)
                         Acquired on     Value     ------------------------- -------------------------
Name                     Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
----                     ------------ ------------ ----------- ------------- ----------- -------------
Robert G. Miller........       0          $ 0        166,666     2,833,334     $     0      $     0
James P. Mastrian.......       0            0         37,500       562,500           0      499,601
Elliot S. Gerson........       0            0        452,500       317,500     562,500      391,353
Mary F. Sammons.........       0            0        111,110     1,888,890           0            0
David P. Jessick........       0            0         55,555       944,445           0            0
Martin L. Grass.........       0            0              0             0           0            0
Timothy J. Noonan.......       0            0        625,000       325,000     562,500            0
Franklin C. Brown.......       0            0        150,000     1,315,000           0            0
Beth J. Kaplan..........       0            0              0             0           0            0

--------
(1) "In-the-Money" options are options whose base (or exercise) price was less than the market price of the common stock on February 26, 2000. The value of such options is calculated assuming a stock price of $7.25, which was the closing price of the common stock on the New York Stock Exchange on February 25, 2000.

The Executive Retirement Plans

  Rite Aid has established the Deferred Compensation Program to provide retirement benefits to long-term employees who hold a position of vice president or higher and to select executives who may, pursuant to their employment agreements, be deemed to be long term employees. Participants generally are entitled to receive benefits upon retirement after age 65 or upon death, in which case any length of service requirement is disregarded. Generally, eligible participants receive an annual benefit, payable monthly over 15 years, equal to a percentage, ranging from 40% to 60%, of the average of the highest base annual salaries received over a specified period for each participant during the ten-year period prior to the date of the event giving rise to payment of the benefit. The program provides that benefits will not be paid to employees who terminate employment for any reason other than retirement, disability or death. Additionally, if, during the time a benefit is being paid to a former employee, it is determined that the former employee committed an act that could have resulted in a good cause discharge, the company will cease paying benefits to the former employee. The retirement benefit is payable to the executive officers named in the Summary Compensation Table and, in addition to salary, their benefits are based also on the annual bonuses they receive. The percentage of the average annual compensation payable under the program to each of the persons named in the Summary Compensation Table above is 60%.

Directors' Fees

  In fiscal 2000, Rite Aid's non-employee directors received no compensation. In fiscal 1999, each of Rite Aid's non-employee directors was granted a restricted stock award of 2,000 shares of common stock. The award lapses if a director fails to complete the term for which he or she was elected for any reason other than death or disability. Directors who are officers and full-time employees of Rite Aid receive no separate compensation for service as directors or committee members. Directors are reimbursed for travel and lodging expenses associated with attending Board meetings.

Employment and Employment-Related Agreements

   On December 5, 1999, Rite Aid entered into employment agreements with the executive members of the new management team, which include Robert G. Miller, Mary F. Sammons and David R. Jessick (the "Executives"). Their employment agreements provide that each Executive's employment with Rite Aid shall commence on December 5, 1999 and terminate on December 5, 2002 (the "Employment Period"), but will automatically renew for an additional year on each anniversary of the effective date of the agreement (a "Renewal Date") unless either the Executive or Rite Aid provides the other with notice of non-renewal at least 180 days prior to a Renewal Date, or the agreement is otherwise terminated.

   Pursuant to their December 5, 1999 individual agreements, Mr. Miller was appointed chief executive officer and elected as chairman of the board of directors of Rite Aid. Ms. Sammons was appointed president and chief operating officer and as a member of Rite Aid's board. Mr. Jessick was appointed senior executive vice president and chief administrative officer.

  The respective agreements provide each Executive with a base salary and incentive compensation, including:

     (i) Mr. Miller receives an annual base salary of $1,250,000. To compensate Mr. Miller for a lost bonus opportunity, Mr. Miller received a $600,000 bonus, and he has the opportunity to receive a bonus that shall equal or exceed his annual base salary then in effect if Rite Aid's performance meets certain target goals based on the business plan developed by the Executives and the Rite Aid board (the "targets").

     (ii) Ms. Sammons receives an annual base salary of $750,000. She received a bonus of $200,000 as compensation for lost bonus opportunities with her former employer, and may, if Rite Aid's performance meets the targets, also receive a target bonus that, if paid, will equal or exceed 75% of her annual base salary then in effect.

     (iii) Mr. Jessick's annual base salary is $600,000. He was awarded a bonus of $150,000 pursuant to his employment agreement. If Rite Aid's performance meets the targets, Mr. Jessick will be paid a bonus that will equal or exceed 60% of his annual base salary then in effect.

  In addition to the base salary and bonus provisions of the Executives' employment agreements, Rite Aid established the Special Deferred Compensation Plan (the "New Plan") for the benefit of select members of its management team, including Mr. Miller, Ms. Sammons and Mr. Jessick. Under the New Plan, Rite Aid credits a specific sum to individual accounts established for each of Mr. Miller, Ms. Sammons and Mr. Jessick. The sums are credited on the first day of each month during the term of the Executives' Employment Period with Rite Aid. Each of the Executives is fully vested, at all times, in his or her account balance. Each month, $20,000 is credited to Mr. Miller's account, $15,000 is credited to Ms. Sammons' account and $10,000 is credited to Mr. Jessick's account. Under the New Plan, the Executives will be able to direct the investment of the amounts credited to their individual accounts by selecting one or more investment vehicles from a group of "measurement funds" (meaning mutual fund sub accounts) offered pursuant to the New Plan. The Executives are currently exploring with Rite Aid which investment vehicles should be offered under the New Plan. Additionally, although the amounts credited to their accounts are always fully vested, Mr. Miller, Ms. Sammons and Mr. Jessick generally may not receive payments from their accounts until three years after an election to receive a payment.

  Pursuant to their employment agreements, each of Mr. Miller, Ms. Sammons and Mr. Jessick are also entitled to participate in Rite Aid's fringe benefit and perquisite programs and savings plans. Benefits provided to each Executive include receipt of benefits under all applicable welfare benefit plans, practices, policies and programs of Rite Aid, an annual allowance of $10,000 for financial and tax planning advice, a monthly car allowance of $1,500, use of Rite Aid's aircraft for business travel, reimbursement for country club dues, term life and disability insurance and five weeks of vacation.

  On December 5, 1999, Mr. Miller, Ms. Sammons, and Mr. Jessick also received, pursuant to their employment agreements and individual stock option agreements, awards of Rite Aid restricted common stock and were granted options to purchase additional Rite Aid common stock. Mr. Miller was granted an option to purchase 3,000,000 shares of common stock and was awarded 600,000 shares of restricted common stock. Ms. Sammons was granted an option to purchase 2,000,000 shares of common stock and was awarded 200,000 shares of restricted common stock. Mr. Jessick was granted an option to purchase 1,000,000 shares of common stock and was awarded 100,000 shares of restricted common stock. All of the options granted and restricted common stock awarded to each of Mr. Miller, Ms. Sammons and Mr. Jessick vest in thirty-six equal monthly installments commencing one month after December 5, 1999. Upon a "change in control" (as defined below and in the stock option agreements) of Rite Aid, however, all of the options vest immediately and become fully exercisable and the restrictions on the restricted common stock will lapse in full.

  Pursuant to the grant of stock options and the award of restricted common stock to each of Mr. Miller, Ms. Sammons and Mr. Jessick, Rite Aid is required to register, under the Securities Act of 1933, as amended, and under all applicable state securities laws, all of the options (and all of the common stock issuable upon exercise of the options) granted to each Executive, as well as all of the shares of restricted common stock awarded to each Executive, under his or her employment agreement. Rite Aid is required to effect this registration as soon as practicable, and to maintain the effectiveness of such registration until the restricted shares of common stock and the shares of common stock issuable upon exercise of the options are freely transferable.

  Mr. Miller's employment agreement provides for him to be based in Portland, Oregon and that he be provided, for the convenience of Rite Aid, with an apartment in the vicinity of Rite Aid's corporate headquarters in the Harrisburg, Pennsylvania area. Ms. Sammons' employment agreement required her to relocate to the Harrisburg, Pennsylvania area. In connection with her relocation, Rite Aid paid $12,440 in relocation expenses and paid closing costs of $11,167.

  Pursuant to his employment agreement, Mr. Miller is entitled to recommend two persons to serve on the board of directors of Rite Aid. Mr. Miller has made two board recommendations to date and as a result, Alfred Gleason and Stuart Sloan were elected to the board in January 2000 and June 2000, respectively.

  Pursuant to their employment agreements, Rite Aid has agreed to indemnify each of Mr. Miller, Ms. Sammons and Mr. Jessick against any claim, loss, cost or similar expense relating to their employment with Rite Aid. Rite Aid has also agreed to maintain directors' and officers' liability insurance policies for each of the Executives for a period of six years following the termination of their employment with Rite Aid.

  Upon written notice, the employment agreements of each of Mr. Miller, Ms. Sammons and Mr. Jessick are terminable by either Rite Aid or the individual Executive seeking termination. If the termination is by Rite Aid "without cause" (as defined in the employment agreements of the Executives) or by an Executive for "good reason" (as defined in the employment agreements of the Executives), then each of Mr. Miller, Ms. Sammons and Mr. Jessick shall receive an amount equal to three times the sum of the individual Executive's annual base salary and target bonus plus any accrued but unpaid salary and bonus, with the maximum bonus that the Executive is eligible to earn being pro-rated through the date of termination. Each Executive shall be entitled to receive the deferred compensation amounts which would otherwise have been credited to the Executive pursuant to the New Plan had the Executive continued employment with Rite Aid through the end of the then-remaining Employment Period and such amounts sufficient to pay for three years of medical coverage following the date of termination. In addition, all of the Executive's stock options will immediately vest and be exercisable for the remainder of their stated terms, the restrictions on the restricted common stock will immediately lapse and any performance or other conditions applicable to any other equity incentive awards will be considered to have been satisfied.

  If Rite Aid terminates any of the Executives "for cause" (as defined in the employment agreements), Rite Aid shall pay him or her all accrued benefits within ten days after the date of termination and terminate any portion of any then-outstanding stock option grant that was not exercised prior to the date of termination, and any portion of any restricted stock award, or other equity incentive award, to which the restrictions have not lapsed or as to which any other conditions were not satisfied prior to the date of termination. Under the agreement, any termination of employment by an Executive within the six month period commencing on the date of a change in control of Rite Aid will be treated as a termination of employment by the Executive for "good reason." Each employment agreement also provides for certain benefits upon termination of the Executive by reason of death or disability, by Rite Aid "for cause" or by the Executive other than for good reason. The employment agreements of each Executive prohibit the Executive from competing with Rite Aid during his or her Employment Period and for a period of one year thereafter.

  As defined in the individual stock option and stock award agreements of each of Mr. Miller, Ms. Sammons, and Mr. Jessick, the term "change in control" means the occurrence of any one of the following events:

     (i) the acquisition by any person or persons of beneficial ownership of 25% or more of Rite Aid's then-outstanding voting shares;

     (ii) the change in composition of the board of directors resulting in a majority of the directors being directors for less than two years, unless the election of each such director was approved by two-thirds of the directors who were directors at the beginning of such two-year period;

     (iii) the approval by stockholders of a merger or consolidation resulting in Rite Aid's stockholders holding less than 60% of the voting shares of the surviving entity; and

     (iv) the approval by stockholders of a plan of liquidation or dissolution of Rite Aid, or the sale or disposition to an entity where less than 60% of the combined voting shares of Rite Aid do not hold substantially the same interests in the other entity.

  Elliot S. Gerson and James P. Mastrian are employed with Rite Aid at will.

  Arrangement with Franklin C. Brown. In recognition of Mr. Brown's employment with Rite Aid, by agreement dated October 23, 1996, Rite Aid entered into an Amended and Restated Deferred Compensation Agreement with Franklin C. Brown. This agreement provides Mr. Brown with retirement benefits that differ from the retirement benefits provided to other executive officers pursuant to standard deferred compensation agreements and also provides Mr. Brown with benefits upon a change in control (as defined hereafter) of Rite Aid. The agreement provides that upon termination of Mr. Brown's employment with the company for any reason, he will receive on an annual basis 60% of the sum of his highest base salary plus the highest bonus that he received over the past four years, with payment beginning on the first month after Mr. Brown's termination and continuing through the later of the death of Mr. Brown or 240 months after termination. Upon a "change of control" (as defined in the agreement) of Rite Aid after the date Mr. Brown's employment agreement terminates, remaining retirement payments, discounted to present value, may become immediately due and payable. The agreement also provides that Mr. Brown will receive life insurance coverage for the rest of his life. All unvested options held by Mr. Brown terminated upon termination of his employment.

  Employment Agreement of Beth Kaplan. On August 14, 1996, Rite Aid entered into an employment agreement with Beth Kaplan which commenced on September 9, 1996 and was to terminate on February 27, 1999, providing for her employment as Executive Vice President--Marketing. Rite Aid takes the position that Ms. Kaplan's agreement expired on February 27, 1999 pursuant to its terms and was never renewed, but Ms. Kaplan has asserted that the agreement was effectively renewed. The agreement provided for a minimum annual base salary of $400,000 and an initial target bonus of 45% of Ms. Kaplan's base salary. Pursuant to the agreement, Rite Aid also loaned to Ms. Kaplan $1,900,000 on August 28, 1996 for the purpose of allowing Ms. Kaplan to exercise her option to purchase shares of the capital stock of The Procter & Gamble Co. The amount loaned is due and payable on August 14, 2000 and bears interest, compounded annually, from the date advanced at the prime rate of interest announced by Morgan Guaranty Trust Company of New York from time to time. The employment agreement also provides that Ms. Kaplan would have received up to 93,029 shares of Rite Aid's common stock (or their equivalent in cash if the shares are freely transferable) within 90 days of the end of fiscal 1999 if the increase in the company's annual earnings per share for fiscal years 1996 through 1999 averaged at least 8% per annum more than the company's earnings per share in the fiscal year ended March 4, 1995. Ms. Kaplan, pursuant to the employment agreement, was granted on the date of employment an option to purchase 32,000 shares of the company's common stock, at a price equal to $16.38. The options were to be exercisable for 10 years from the date of grant in cumulative annual installments of 25% commencing one year from the date of grant. The agreement entitled Ms. Kaplan to participate in Rite Aid's Deferred Compensation Program. The agreement also provided for certain executive perquisites, such as a new automobile and driver and all related insurance coverage and, from time to time, use of the corporate jet for business purposes.

  Ms. Kaplan's employment agreement provides that upon a termination for any reason or an expiration pursuant to its terms, Ms. Kaplan would be entitled to all salary due up to the termination or expiration date, any unpaid bonus or incentive compensation pro-rated up until the date of termination or expiration, expense reimbursements due and owing to Ms. Kaplan and payment for accrued vacation as of the termination or expiration date. Ms. Kaplan would also receive payment of health and medical benefits and life insurance premiums consistent with the company's prior practice. If Ms. Kaplan's employment agreement expired pursuant to its terms, Ms. Kaplan would receive payment pursuant to the Long-Term Incentive Plan of all the shares of common stock (or the equivalent value if such shares are freely transferable) to which she was then entitled and all right to the option subject to the terms of the stock option plan. If Ms. Kaplan was terminated without "cause" (as defined in the agreement), her option would be deemed fully vested and exercisable for a period of five years following such termination. The agreement also prohibited Ms. Kaplan from competing with the company during the term of her employment and prohibits her from such competition with the company for a period of one year thereafter.

  Severance Agreement of Timothy J. Noonan. On February 25, 2000, Rite Aid entered into an Executive Separation Agreement and General Release with Timothy J. Noonan providing for Mr. Noonan's voluntary resignation from Rite Aid. The agreement provides Mr. Noonan with severance benefits commencing February 25, 2000 and ending on February 28, 2002, consisting of an amount each year equal to his then effective annual base salary, medical benefits, benefits under the Deferred Compensation Program and other benefits. The agreement also provided for the termination as of February 25, 2000 of all of Mr. Noonan's stock options which were then unvested, except for option grants made on May 12, 1998 relating to the right to later purchase 650,000 shares of Rite Aid's common stock at a price of $30.75 per share and on November 10, 1999 relating to the right to purchase 300,000 shares of Rite Aid's common stock at a price of $5.375 per share. The May 12, 1998 grant of options to purchase 650,000 shares of the company's common stock will continue to vest and become exercisable in accordance with its terms through the end of the severance period, whereas any option that vests before the end of the severance period shall remain exercisable through the later of (i) February 28, 2002 and (ii) 90 days after the date on which the company is first able to register under the Securities Act shares issuable upon exercise of the option, but in no event later than the tenth anniversary of the date of grant. Rite Aid will also provide Mr. Noonan continued medical coverage during the severance period, applicable employee benefits as of February 25, 2000, and with customary indemnification and continued insurance with respect to matters relating to his services as an executive officer of the company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Executive Officers and Directors
  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares of common stock as of June 30, 2000, by the persons named in the Summary Compensation Table, Rite Aid's directors and all directors and current executive officers as a group. Each stockholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted:

                                                Number of Shares
                                                 of Common Stock    Percentage
Name                                          Beneficially Owned(1)  of Class
----                                          --------------------- ----------
Robert G. Miller.............................       1,984,942(2)        *
William J. Bratton...........................           3,900(3)        *
Elliot S. Gerson.............................         490,000           *
Alfred M. Gleason............................          70,200(4)        *
Alex Grass...................................       2,777,129(5)        *
Leonard I. Green.............................      58,561,789(6)       14.7%
David R. Jessick.............................          36,574           *
Nancy A. Lieberman...........................           7,000(7)        *
James P. Mastrian............................          75,000           *
Philip Neivert...............................       2,869,506(8)        *
Mary F. Sammons..............................       1,316,857(9)        *
Stuart M. Sloan..............................              --           --
Jonathan D. Sokoloff.........................      57,254,527(10)      14.6
Leonard N. Stern.............................          40,000(11)       *
Preston Robert Tisch.........................          10,000(12)       *
Gerald Tsai, Jr..............................           4,000(13)       *
Martin L. Grass..............................       1,148,102(14)       *
Timothy J. Noonan............................         715,959(15)       *
Franklin C. Brown............................       2,725,301(16)       *
Beth J. Kaplan...............................             363           *
Ellioit S. Gerson............................         494,000
David R. Jessick.............................         706,922
James P. Mastrian............................         112,500
All current executive officers and directors
 (23 persons)................................      74,398,786          18.6

--------
 (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including options exercisable within 60 days of June 30, 2000.
 (2) This amount includes 774,942 shares of Rite Aid common stock which may be acquired beneficially within 60 days by exercising stock options and 1,100,000 of restricted shares of Rite Aid common stock.
 (3) This amount includes 4,000 restricted shares of Rite Aid common stock and 400 shares of Rite Aid common stock owned by Mr. Bratton's wife.
 (4) This amount includes 6,000 shares of Rite Aid common stock owned by Mr. Gleason's wife.
 (5) This amount includes 137,904 shares of Rite Aid common stock owned by the Grass Family Foundation of which Alex Grass is a director, 90,982 shares of Rite Aid common stock held in trust for the benefit of Martin L. Grass and of which Alex Grass is a trustee, 370,568 shares of Rite Aid common stock held in trust for the benefit of Lois Grass and of which trust Alex Grass is an alternate trustee, and 1,600,000 shares of Rite Aid common stock which may be acquired beneficially within 60 days by exercising stock options.
 (6) This amount includes 57,571,389 shares of Rite Aid common stock beneficially owned by Green Equity Investors III, L.P., which is affiliated with Leonard Green & Partners, L.P., of which Mr. Green is an executive officer and equity owner, and 990,000 shares of Rite Aid common stock owned by Verdi Group, Inc., over which Mr. Green has beneficial ownership and 4,000 restricted shares of Rite Aid common stock.
 (7) This amount includes 4,000 restricted shares of Rite Aid common stock.
 (8) This amount includes 712,778 shares of Rite Aid common stock owned by Mr. Neivert's wife. Mr. Neivert disclaims beneficial ownership of these shares. This amount also includes 4,000 restricted shares of Rite Aid common stock.
 (9) This amount includes 516,857 shares of Rite Aid common stock which may be acquired beneficially within 60 days by exercising stock options and 766,667 shares of restricted shares of Rite Aid common stock.
(10) This amount consists of 56,749,091 shares of Rite Aid common stock beneficially owned by Green Equity Investors III, L.P., which is affiliated with Leonard Green & Partners, L.P., of which Mr. Sokoloff is an executive officer and equity owner.
(11) This amount includes 4,000 restricted shares of Rite Aid common stock.
(12) This amount includes 4,000 restricted shares of Rite Aid common stock.
(13) This amount includes 4,000 restricted shares of Rite Aid common stock.
(14) This amount includes 370,568 shares of Rite Aid common stock held in trust for the benefit of Lois Grass of which trust Martin Grass is a trustee.
(15) This amount includes 3,552 shares of Rite Aid common stock owned by Mr. Noonan's wife and daughter and 625,000 shares of Rite Aid common stock which may be acquired beneficially within 60 days by exercising stock options. Mr. Noonan disclaims beneficial ownership of these shares owned by his wife and daughter.
(16) This amount includes 383,360 shares of Rite Aid common stock owned by Mr. Brown's wife.
*Represents less than 1.0% of the outstanding shares as of June 30, 2000.

                        Certain Other Beneficial Owners

  The following table sets forth certain information regarding the holders of shares of common stock known to Rite Aid to be the beneficial owners of more than 5% of the outstanding common stock.

                                                  Number of Shares    Percentage
                                                   of Common Stock        of
Name and Address of Beneficial Owners           Beneficially Owned(1)  Class(1)
-------------------------------------           --------------------- ----------
Green Equity Investors III, L.P. ..............     57,571,389(2)        14.7%
 11111 Santa Monica Boulevard
 Suite 2000
 Los Angeles, California 90025

J.P. Morgan & Co. Incorporated.................     39,380,992(3)        10.2%
 60 Wall Street
 New York, New York 10260

Janus Capital Corporation .....................     24,855,230(4)         6.4%
 100 Fillmore Street #300
 Denver, Colorado 80206

--------
(1) Based upon the number of shares outstanding as of June 30, 2000.
(2) Green Equity Investors III, L.P. beneficially owns 57,571,389 shares of Rite Aid common stock. This number represents the number of shares issuable within 60 days of June 30, 2000 upon the conversion of convertible preferred stock.
(3) This amount, as reflected in a report on Schedule 13G dated June 26, 2000 filed by J.P. Morgan & Co. Incorporated, consists of 39,380,992 shares of Rite Aid common stock, of which the reporting person claims sole dispositive power over 39,364,792 shares, shared dispositive power over 13,600 shares, sole voting power over 39,379,392 shares and shared voting power over 1,600 shares. The report states that J.P. Morgan Ventures Corporation, a subsidiary of J.P. Morgan & Co. Incorporated is the beneficial owner of 39,136,363 of the shares.
(4) This amount, as reflected in a report on Schedule 13G dated February 15, 2000, filed by Janus Capital Corporation, consists of 24,855,230 shares of Rite Aid common stock, of which the reporting person claims sole dispositive and voting power.

ITEM 13. Certain Relationships and Related Transactions

  Rite Aid leases 43,920 square feet of storage space in a warehouse in Camp Hill, Pennsylvania, from a partnership in which Alex Grass, a director of Rite Aid, has a 50% interest. Rent paid by the company under the lease during fiscal year 2000 was $153,720 plus taxes, water and sewer. Rite Aid believes that the terms of the lease are at least as favorable as those available from unrelated third parties.

  On August 28, 1996, the company loaned $1.9 million to Beth J. Kaplan, who was then the Senior Executive Vice President, Marketing. The loan bears interest at the prime rate announced from time to time by Morgan Guaranty Bank. The loan is payable in full on August 14, 2000, together with all accrued interest. The loan was secured by a pledge of any shares of common stock issuable upon exercise of options granted to Ms. Kaplan under Rite Aid's 1990 Omnibus Stock Incentive Plan. No shares were issued to Ms. Kaplan under the Plan. At June 30, 2000, principal under the loan remained at $1.9 million. Rite Aid has guaranteed loans of $2.5 million and $5.0 million made by a third-party to Ms. Kaplan. Interest under the loans bear interest at LIBOR plus 2.0%. Rite Aid purchased both third-party loans from the lender on June 30, 2000 and April 30, 2000, respectively.

  Commencing on January 8, 1999, Rite Aid leased a 10,750 square foot store in Sinking Springs, Pennsylvania, from Martin L. Grass' brother-in-law, a full-time real estate developer, at a rent of $17.50 per square foot. Total rent under the lease paid by Rite Aid during fiscal year 2000 was $188,125. Rite Aid believes that the terms of the lease are at least as favorable as those available from unrelated third parties.

  Prior to his resignation on October 18, 1999, Martin L. Grass paid 51% of the lease cost of a helicopter that Rite Aid leases. Prior to his resignation, Mr. Grass was permitted unlimited personal use of the helicopter.

  On October 27, 1999, Rite Aid issued a warrant to J.P. Morgan Ventures Corporation, a subsidiary of J.P. Morgan to purchase 2,500,000 shares of Rite Aid common stock at an exercise price of $11.00 per share, subject to certain adjustments. The warrant was issued in connection with the extension and restructuring of Rite Aid's banking facilities. J.P. Morgan is one of Rite Aid's lenders. In connection with the issuance of the warrant, J.P. Morgan and Rite Aid entered into a Registration Rights Agreement (the "Agreement"). Pursuant to the terms of the Agreement, Rite Aid has agreed to register, under certain circumstances, the Rite Aid common stock issuable upon exercise of the warrant. Rite Aid will pay all expenses and fees related to any registration. J.P. Morgan beneficially owns more than 5% of Rite Aid's common stock.

  In June 2000, J.P. Morgan and another financial institution agreed to purchase $93.2 million of 10.5% senior secured notes due September 2002 when the 5.5% notes mature in December 2000.

  In fiscal 2000, Rite Aid paid to J.P. Morgan fees and other amounts in connection with the company's financing activities, including the refinancing in October 1999, of $19.6 million. In fiscal 2001, Rite Aid has paid to J.P. Morgan fees and other amounts in connection with the company's financing activities, including the refinancing in June 2000, of $8.5 million and anticipates paying J. P. Morgan fees and other amounts in connection with financing activities, including the refinancing in June 2000, of $20.5 million.

  On October 27, 1999, Green Equity Investors III, L.P., ("GEI") an affiliate of Leonard Green & Partners, L.P., purchased 3,000,000 shares of series A cumulative pay-in-kind preferred stock ("series A preferred stock") at $100 per share. GEI exchanged all 3,000,000 shares of its series A preferred stock for 3,000,000 shares of series B cumulative pay-in-kind preferred stock ("series B preferred stock"). The series B preferred stock, when issued, was convertible into shares of Rite Aid common stock at a conversion price of $11.00 per share of common stock. The conversion price of the series B preferred stock will be adjusted if Rite Aid issues common stock before October 27, 2000 at a per share price that is less than the then current conversion price of the series B preferred stock and in other circumstances. In June 2000, in connection with the refinancing, Rite Aid issued common stock at a per share price of $5.50. As a result of this issuance, the per share conversion price for the series B preferred stock was adjusted to $5.50. At June 30, 2000, after giving effect to the adjustment and the receipt of pay-in-kind dividends, the series B preferred stock was convertible into 56,749,091 shares of Rite Aid common stock. Leonard I. Green and Jonathan D. Sokoloff, members of Rite Aid's board of directors, are equity owners and executive officers of Leonard Green & Partners, L.P., an affiliate of GEI. Rite Aid paid Leonard Green & Partners a $3 million fee for service provided in connection with its preferred stock investment in October, 1999 and reimbursed $0.24 million of its out of pocket expenses. In June 2000, Rite Aid paid a $3,000,000 fee for services provided in connection with the financial restructuring transactions which Rite Aid completed and reimbursed its out of pocket expenses. In October 1999, Rite Aid agreed to pay Leonard Green & Partners an annual fee of $1 million for its consulting services. This fee was increased to $1.5 million at the time of the June 2000 restructuring transactions. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners. Rite Aid has also granted customary registration rights to GEI with respect to the Rite Aid common stock issuable upon conversion of the series B preferred stock.

  The law firm of Skadden, Arps, Slate, Meagher & Flom providers legal services to Rite Aid. Nancy Lieberman, a director of Rite Aid, is a partner of that law firm. Fees paid by Rite Aid to Skadden, Arps Slate, Meagher & Flom LLP did not exceed five percent of the law firm's gross revenues for its last fiscal year.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The consolidated financial statements of the Company and reports of independent accountants identified in the following index are incorporated by reference into this report from the individual pages filed as a part of this report:

  1.Financial Statements

    The following financial statements and report of independent auditors are included herein:

     Independent Auditors' Reports......................................... F-1
     Consolidated Balance Sheets as of February 26, 2000 and February 27,
      1999................................................................. F-3
     Consolidated Statements of Operations for the fiscal years ended
      February 26, 2000, February 27, 1999 and February 28, 1998........... F-4
     Consolidated Statements of Stockholders' Equity for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998..... F-5
     Consolidated Statements of Cash Flows for the fiscal years ended
      February 26, 2000, February 27, 1999 and February 28, 1998........... F-6
     Notes to Consolidated Financial Statements............................ F-7

  2.Financial Statement Schedules

    Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements of notes thereto.

  Financial statements of 50% or less owned companies have been omitted since they do not constitute significant subsidiaries.

  3.Exhibits

 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------
   2     Not Applicable                                --

   3.1   Restated Certificate of Incorporation dated   Exhibit 3(i) to Form 8-K
         December 12, 1996                             filed on November 2,
                                                       1999
   3.2   Certificate of Amendment to the Restated      Exhibit 3(ii) to Form 8-
         Certificate of Incorporation dated October    K filed on November 2,
         25, 1999                                      1999

   3.3   By-laws                                       Exhibit 3(a) to Form S-1
                                                       Registration Statement
                                                       filed on April 26, 1968

   3.4   Amendments to By-laws approved April 6,       Exhibit 3 to Form 10-K
         1983                                          filed on May 29, 1983

   4.1   The rights of security holders of the
         registrant are defined by a) the Laws of the State of Delaware, b) the Certificate of Incorporation of registrant and c) the By-laws of registrant. The Certificate of Incorporation and By-laws of the registrant are hereby incorporated by reference in accordance with Exhibit 3 above.


 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------
   4.2   Term Loan Agreement, dated as of October      Exhibit 10.2 to Form 8-K
         27, 1999, by and among Rite Aid               filed on November 2,
         Corporation, the banks from time to time      1999
         parties thereto and Morgan Trust Company of
         New York, as Administrative Agent

   4.3   Amended and Restated Credit Agreement,        Exhibit 10.3 to Form 8-K
         dated as of October 27, 1999, by and among    filed on November 2,
         Rite Aid Corporation, the banks from time     1999
         to time parties thereto and Morgan Guaranty
         Trust company of New York, as Agent

   4.4   Pledge Agreement, dated as of October 25,     Exhibit 10.4 to Form 8-K
         1999, by and between Rite Aid Corporation     filed on November 2,
         and Morgan Guaranty Trust Company of New      1999
         York, as Agent

   4.5   PCS Junior Pledge Agreement, dated as of      Exhibit 10.5 to Form 8-K
         October 19, 1999, by and between Rite Aid     filed on November 2,
         Corporation and Morgan Guaranty Trust         1999
         Company of New York, as Agent

   4.6   Waiver dated as of January 11, 2000 to the    Exhibit 4.1 to Form 8-K
         Amended and Restated Credit Agreement dated   filed on January 18,
         as of October 25, 1999 and amended as of      2000
         December 2, 1999 among Rite Aid Corporation
         the Banks party thereto and Morgan Trust
         Company of New York, as Agent

   4.7   Amendment dated as of December 2, 1999 to     Exhibit 4.2 to Form 8-K
         the Amended and Restated Credit Agreement     filed on January 18,
         dated as of October 25, 1999 among Rite Aid   2000
         Corporation, the Banks party thereto and
         Morgan Guaranty Trust Company of New York,
         as Agent

   4.8   Waiver dated as of January 11, 2000 to the    Exhibit 4.3 to Form 8-K
         Term Loan Agreement dated as of October 25,   filed on January 18,
         1999 among Rite Aid Corporation, the Banks    2000
         party thereto and Morgan Guaranty Trust
         Company of New York, as Administrative
         Agent

   4.9   Amendment dated as of December 2, 1999 to     Exhibit 4.4 to Form 8-K
         the Term Loan Agreement dated as of October   filed on January 18,
         25, 1999 among Rite Aid Corporation, the      2000
         Banks party thereto and Morgan Guaranty
         Trust Company of New York, as
         Administrative Agent

   4.10  Waiver dated as of January 11, 2000 to the    Exhibit 4.5 to Form 8-K
         Term Loan Agreement dated as of October 27,   filed on January 18,
         1999 among Rite Aid Corporation, the Banks    2000
         party thereto and Morgan Guaranty Trust
         Company of New York, as Administrative
         Agent

   4.11  Term Loan Agreement dated as of October 27,   Exhibit 4.6 to Form 8-K
         1999 among Rite Aid Corporation, the Banks    filed on January 18,
         party thereto and Morgan Guaranty Trust       2000
         Company of New York, as Administrative
         Agent

   4.12  Waiver dated as of January 11, 2000 to        Exhibit 4.7 to Form 8-K
         Guaranty dated as of March 19, 1998, as       filed on January 18,
         amended by Amendment No. 1, dated as of       2000
         June 22, 1998, and as further amended by
         Amendment No. 2, dated as of October 25,
         1999, and as further amended by Amendment
         No. 3, dated as of December 2, 1999 between
         Rite Aid Corporation and RAC Leasing LLC


 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------
   4.13  Amendment No. 3, dated as of December 23,     Exhibit 4.8 to Form 8-K
         1999 to Master Lease and Security             filed on January 18,
         Agreement, dated as of March 19, 1998, (as    2000
         amended by Amendment No. 1, dated as of
         June 22, 1998, and Amendment No. 2 dated as
         of October 25, 1999) between RAC Leasing
         LLC and Rite Aid Realty Corp.

   4.14  Amendment No. 3 dated as of December 2,       Exhibit 4.9 to Form 8-K
         1999 to Guaranty Dated as of March 19,        filed on January 18,
         1998, as amended by Amendment No. 1, Dated    2000
         as of June 22, 1998, and as further amended
         by Amendment No. 2, dated as of October 25,
         1999, from Rite Aid Corporation to RAC
         Leasing LLC

   4.15  Amendment No. 2 dated as of October 25,       Exhibit 4.10 to Form 8-K
         1999 to Guaranty dated March 19, 1998 (as     filed on January 18,
         amended by Amendment No. 1, dated as of       2000
         June 22, 1998) from Rite Aid Corporation to
         RAC Leasing LLC

   4.16  Amendment No. 1 dated as of June 22, 1998,    Exhibit 4.11 to Form 8-K
         to Guaranty dated March 19, 1998, from Rite   filed on January 18,
         Aid Corporation to RAC Leasing LLC            2000

   4.17  Amendment No. 2 dated as of October 25,       Exhibit 4.12 to Form 8-K
         1999 to Master Lease and Security             filed on January 18,
         Agreement, dated as of March 19, 1998 (as     2000
         amended by Amendment No. 1, dated as of
         June 22, 1998) between RAC Leasing LLC and
         Rite Aid Realty Corp.

   4.18  Amendment No. 1 dated as of June 22, 1998     Exhibit 4.13 to Form 8-K
         to Master Lease and Security Agreement,       filed on January 18,
         dated as of March 19, 1998 between RAC        2000
         Leasing LLC and Rite Aid Realty Corp.

   4.19  Guaranty, dated as of March 19, 1998, from    Exhibit 4.4 to Form 8-K
         Rite Aid Corporation to RAC Leasing LLC       filed on January 18,
                                                       2000

   4.20  Master Lease and Security Agreement, dated    Exhibit 4.15 to Form 8-K
         as of March 19, 1998, between RAC Leasing     filed on January 18,
         LLC and Rite Aid Realty Corp.                 2000

   4.21  Waiver dated as of January 11, 2000 to        Exhibit 4.16 to Form 8-K
         Guaranty dated as of May 30, 1997, as         filed on January 18,
         amended by Amendment No. 1, dated as of       2000
         October 25, 1999, and as further amended by
         Amendment No. 2, dated as of December 2,
         1999 between Rite Aid Corporation and
         Sumitomo Bank Leasing and Finance, Inc.

   4.22  Amendment No. 2 dated as of December 2,       Exhibit 4.17 to Form 8-K
         1999 to Guaranty dated as of May 30, 1997,    filed on January 18,
         as amended by Amendment No. 1, dated as of    2000
         October 25, 1999, from Rite Aid Corporation
         to Sumitomo Bank Leasing and Finance, Inc.

   4.23  Amendment No. 1 dated as of October 25,       Exhibit 4.18 to Form 8-K
         1999 to Guaranty dated as of May 30, 1997     filed on January 18,
         from Rite Aid Corporation to Sumitomo Bank    2000
         Leasing and Finance, Inc.

 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------
   4.24  Amendment No. 4, dated as of October 25,      Exhibit 4.19 to Form 8-K
         1999 to Master Lease and Security             filed on January 18,
         Agreement, dated as of May 30, 1997, as       2000
         amended by Amendment No. 1, dated as of
         March 11, 1998, and as further amended by
         Amendment No. 2, dated as of June 22, 1998,
         and as further amended by Amendment No. 3
         dated as of May 26, 1999 between Sumitomo
         Bank Leasing and Finance, Inc. and Rite Aid
         Realty Corp.

   4.25  Amendment No. 3, dated as of May 26, 1999,    Exhibit 4.20 to Form 8-K
         to Master Lease and Security Agreement,       filed on January 18,
         dated as of May 30, 1997, (as amended by      2000
         Amendment No. 1, dated as of March 11,
         1998, and as further amended by Amendment
         No. 2, dated as of June 22, 1998) between
         Sumitomo Bank Leasing and Finance, Inc. and
         Rite Aid Realty Corp.

   4.26  Amendment No. 2, dated as of June 22, 1998    Exhibit 4.21 to Form 8-K
         to Master Lease Security Agreement, dated     filed on January 18,
         as of May 30, 1997, as amended by Amendment   2000
         No. 1 to Master Lease and Security
         Agreement, dated as of March 11, 1998
         between Sumitomo Bank Leasing and Finance,
         Inc. and Rite Aid Realty Corp.

   4.27  Amendment No. 1, dated as of March 11, 1998   Exhibit 4.22 to Form 8-K
         to Master Lease and Security Agreement,       filed on January 18,
         dated as of May 30, 1997 between Sumitomo     2000
         Bank Leasing and Finance, Inc. and Rite Aid
         Realty Corp.

   4.28  Guaranty, dated as of May 30, 1997 from       Exhibit 4.23 to Form 8-K
         Rite Aid Corporation to Sumitomo Bank         filed on January 18,
         Leasing and Finance, Inc.                     2000

   4.29  Master Lease and Security Agreement, dated    Exhibit 4.24 to Form 8-K
         as of May 30, 1997, between Sumitomo Bank     filed on January 18,
         Leasing and Finance, Inc. and Rite Aid        2000
         Realty Corp.

   4.30  Waiver No. 1 dated as of January 10, 2000     Exhibit 4.25 to Form 8-K
         to Note Agreement dated as of September 30,   filed on January 18,
         1996 (as previously amended pursuant to       2000
         Amendment No. 1 dated as of October 25,
         1999 and Amendment No. 2 dated as of
         December 2, 1999) among Finco, Inc., Rite
         Aid Corporation, The Prudential Life
         Insurance Company of America and PruCo Life
         Insurance Company and Waiver No. 1 dated as
         of January 10, 2000 to Guaranty Agreement
         dated as of September 30, 1996 (as
         previously amended pursuant to Amendment
         No. 1 dated as of October 25, 1999 and
         Amendment No. 2 dated as of December 2,
         1999) among Finco, Inc., Rite Aid
         Corporation, The Prudential Life Insurance
         Company of America and PruCo Life Insurance
         Company

 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------
   4.31  Amendment No. 2 dated as of December 2,       Exhibit 4.26 to Form 8-K
         1999 to Note Agreement dated as of            filed on January 18,
         September 30, 1996 (as previously amended     2000
         pursuant to Amendment No. 1 dated as of
         October 25, 1999) among Finco, Inc., Rite
         Aid Corporation, The Prudential Insurance
         Company of America and PruCo Life Insurance
         Company and Amendment No. 2 dated as of
         December 2, 1999 to Guaranty Agreement
         dated as of September 30, 1996 (as
         previously amended pursuant to Amendment
         No. 1 dated as of October 25, 1999) among
         Finco, Inc., Rite Aid Corporation, The
         Prudential Insurance Company of America and
         PruCo Life Insurance Company

   4.32  Amendment No. 1 dated as of October 25,       Exhibit 4.27 to Form 8-K
         1999 to Note Agreement dated as of            filed on January 18,
         September 30, 1996 among Finco, Inc., Rite    2000
         Aid Corporation, The Prudential Insurance
         Company of America and PruCo Life Insurance
         Company and Amendment No. 1 dated as of
         October 25, 1999 to Guaranty Agreement
         dated as of September 30, 1996 among Finco,
         Inc., Rite Aid Corporation, The Prudential
         Insurance Company of America and PruCo Life
         Insurance Company

   4.33  Guaranty Agreement dated as of September      Exhibit 4.28 to Form 8-K
         30, 1996 from Rite Aid Corporation to the     filed on January 18,
         Prudential Insurance Company of America and   2000
         PruCo Life Insurance Company

   4.34  Note Agreement dated as of September 30,      Exhibit 4.29 to Form 8-K
         1996 among Finco, Inc., The Prudential        filed on January 18,
         Insurance Company of America and PruCo Life   2000
         Insurance Company

   4.35  Amended and Restated Receivables Purchase     Exhibit 4.30 to Form 8-K
         Agreement dated as of January 11, 2000        filed on January 18,
         among Rite Aid Funding LLC and Corporate      2000
         Asset Funding Company, Inc. and Corporate
         Receivables Corporation and Citibank, N.A.
         and Citicorp North American, Inc., as agent
         for the Investors and the Banks, and Rite
         Aid Corporation, as Collection Agent

   4.37  Supplemental Indenture, dated as of           Exhibit 4.2 to Form 8-K
         February 3, 2000, between Rite Aid            filed on February 7,
         Corporation and Harris Trust and Savings      2000
         Bank, to the Indenture dated September 10,
         1997, between Rite Aid Corporation and
         Harris Trust and Savings Bank

   4.38  Supplemental Indenture, dated as of           Exhibit 4.3 to Form 8-K
         February 3, 2000, between Rite Aid            filed on February 7,
         Corporation and Harris Trust and Savings      2000
         Bank, to the Indenture dated September 22,
         1998, between Rite Aid Corporation and
         Harris Trust and Savings Bank

   4.39  Supplemental Indenture, dated as of           Exhibit 4.4 to Form 8-K
         February 3, 2000, between Rite Aid            filed on February 7,
         Corporation and Harris Trust and Savings      2000
         Bank, to the Indenture dated December 21,
         1998, between Rite Aid Corporation and
         Harris Trust and Savings Bank

   4.40  Commitment Letter dated April 10, 2000        Exhibit 4.1 to Form 8-K
                                                       filed on April 11, 2000


 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------
   4.41  Indenture, dated as of June 14, 2000, among   Exhibit 4.1 to Form 8-K
         Rite Aid Corporation, as Issuer, each of      filed on June 21, 2000
         the Subsidiary Guarantors named therein and
         State Street Bank and Trust Company, as
         Trustee.

   4.42  Exchange and Registration Rights Agreement,   Exhibit 4.2 to Form 8-K
         dated as of June 14, 2000, by and among       filed on June 21, 2000
         Rite Aid Corporation, State Street Bank and
         Trust Company and the Holders of the 10.50%
         Senior Secured Notes due 2002.

   4.43  Registration Rights Agreement, dated as of    Exhibit 4.3 to Form 8-K
         June 14, 2000, by and among Rite Aid          filed on June 21, 2000
         Corporation and the Lenders listed therein.

   9     Not Applicable

  10.1   Agreement with McKesson Dated April 10,       Exhibit 10 to Form 10-Q
         1998                                          filed on July 2, 1998

  10.2   Salary Continuation Agreement with Key        Exhibit 10(iii) to Form
         Officers*                                     10-K filed on May 29,
                                                       1983

  10.3   1990 Omnibus Stock Incentive Plan, as         Exhibit 4 to Form S-8
         amended*                                      filed on July 12, 1996

  10.4   Annual Performance-Based Incentive Program*   Included in Proxy
                                                       Statement dated on June
                                                       7, 1995

  10.5   Deferred Compensation Agreement*              Exhibit 10(iii) to Form
                                                       10-K filed on May 31,
                                                       1996

  10.6   Registration Rights Agreement, dated as of    Exhibit 4.1 to Form 8-K
         October 27, 1999, by and between Rite Aid     filed on November 2,
         Corporation and Green Equity Investors III,   1999
         L.P.

  10.7   Registration Rights Agreement, dated as of    Exhibit 4.2 to Form 8-K
         October 27, 1999, by and between Rite Aid     filed on November 2,
         Corporation and J.P. Morgan Ventures          1999
         Corporation

  10.8   Warrant to purchase Common Stock, par value   Exhibit 4.3 to Form 8-K
         $1.00 per share, of Rite aid Corporation,     filed on November 2,
         dated October 27, 1999, issued to J.P.        1999.
         Morgan Ventures Corporation

  10.9   Commitment Letter, dated October 18, 1999,    Exhibit 10.1 to Form 8-K
         by and between Rite Aid Corporation and       filed on November 2,
         Green Equity Investors III, L.P.              1999

  10.10  Employment Agreement by and between Rite      Exhibit 10.1 to Form 8-K
         Aid Corporation and Robert G. Miller, dated   filed on January 18,
         as of December 5, 1999 *                      2000

  10.11  Rite Aid Corporation Restricted Stock and     Exhibit 4.31 to Form 8-K
         Stock Option Award Agreement, made as of      filed on January 18,
         December 5, 1999, by and between Rite Aid     2000
         Corporation and Robert G. Miller *

  10.12  Employment Agreement by and between Rite      Exhibit 10.2 to Form 8-K
         Aid Corporation and Mary F. Sammons, dated    filed on January 18,
         as of December 5, 1999 *                      2000

  10.13  Rite Aid Corporation Restricted Stock and     Exhibit 4.32 to Form 8-K
         Stock Option Award Agreement, made as of      filed on January 18,
         December 5, 1999, by and between Rite Aid     2000
         Corporation and Mary F. Sammons *


 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------
  10.14  Employment Agreement by and between Rite      Exhibit 10.3 to Form 8-K
         Aid Corporation and David R. Jessick, dated   filed on January 18,
         as of December 5, 1999 *                      2000

  10.15  Rite Aid Corporation Restricted Stock and     Exhibit 4.33 to Form 8-K
         Stock Option Award Agreement, made as of      filed on January 18,
         December 5, 1999, by and between Rite Aid     2000
         Corporation and David R. Jessick *

  10.16  Employment Agreement by and between Rite      Exhibit 10.4 to Form 8-K
         Aid Corporation and John T. Standley, dated   filed on January 18,
         as of December 5, 1999 *                      2000

  10.17  Rite Aid Corporation Restricted Stock and     Exhibit 4.34 to Form 8-K
         Stock Option Award Agreement, made as of      filed on January 18,
         December 5, 1999, by and between Rite Aid     2000
         Corporation and John T. Standley *

  10.18  Amended and Restated Deferred Compensation    Included herein
         Agreement by and between Rite Aid
         Corporation and Franklin C. Brown, dated as
         of October 23, 1996 *

  10.19  Employment Agreement by and between Rite      Included herein
         Aid Corporation and Beth Kaplan, dated as
         of August 14, 1996 *

  10.20  Intentionally Omitted

  10.21  Rite Aid Corporation Special Deferred         Included herein
         Compensation Plan *

  10.22  Senior Credit Agreement, dated as of June     Exhibit 10.1 to Form 8-K
         12, 2000, among Rite Aid Corporation, the     filed on June 21, 2000
         Banks party thereto, Citicorp USA, Inc., as
         Senior Administrative Agent, Citicorp USA,
         Inc., as Senior Collateral Agent, and
         Heller Financial, Inc. and Fleet Retail
         Finance Inc., as Syndication Agents.

  10.23  Collateral Trust and Intercreditor            Exhibit 10.2 to Form 8-K
         Agreement, dated as of June 12, 2000, among   filed on June 21, 2000
         Rite Aid Corporation, each Subsidiary
         Guarantor of Rite Aid Corporation listed
         therein, Wilmington Trust Company, Citcorp
         USA, Inc., Morgan Guaranty Trust Company of
         New York, The Prudential Insurance Company
         of America, State Street Bank and Trust
         Company and The Sumitomo Bank, Limited, New
         York Branch.

  10.24  Senior Subsidiary Security Agreement, dated   Exhibit 10.3 to Form 8-K
         as of June 12, 2000, made by the Subsidiary   filed June 21, 2000
         Guarantors identified therein and any other
         person that becomes a Subsidiary Guarantor
         pursuant to the Senior Credit Facility, in
         favor of Citicorp USA, Inc., as Senior
         Collateral Agent.

  10.25  Senior Subsidiary Guarantee Agreement,        Exhibit 10.4 to Form 8-K
         dated as of June 12, 2000, among each of      filed June 21, 2000
         the Subsidiary Guarantors of Rite Aid
         Corporation listed therein and Citicorp
         USA, Inc., as Senior Collateral Agent.

  10.26  Senior Indemnity, Subrogation and             Exhibit 10.5 to Form 8-K
         Contribution Agreement, dated as of June      filed June 21, 2000
         12, 2000, among Rite Aid Corporation, each
         of the Subsidiary Guarantors listed therein
         and Citicorp USA, Inc., as Senior
         Collateral Agent.


 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------
  10.27  RCF Facility, dated as of June 12, 2000,      Exhibit 10.6 to Form 8-K
         among Rite Aid Corporation, the Banks from    filed June 21, 2000
         time to time parties thereto and Morgan
         Guaranty Trust Company of New York, as
         Administrative Agent, with JP Morgan
         Securities Inc., as Lead Arranger and Book
         Runner.

  10.28  PCS Facility, dated as of June 12, 2000,      Exhibit 10.7 to Form 8-K
         among Rite Aid Corporation, the Banks from    filed June 21, 2000
         time to time parties thereto and Morgan
         Guaranty Trust Company of New York, as
         Administrative Agent, with JP Morgan
         Securities Inc., as Lead Arranger and Book
         Runner.

  10.29  Exchange Debt Facility, dated as of June      Exhibit 10.8 to Form 8-K
         12, 2000, among Rite Aid Corporation, the     filed June 21, 2000
         Banks from time to time parties thereto and
         Morgan Guaranty Trust Company of New York,
         as Administrative Agent, with JP Morgan
         Securities Inc., as Lead Arranger and Book
         Runner.

  10.30  Second Priority Subsidiary Guarantee          Exhibit 10.9 to Form 8-K
         Agreement, dated as of June 12, 2000, among   filed June 21, 2000
         each of the Subsidiary Guarantors of Rite
         Aid Corporation listed therein and
         Wilmington Trust Company, as Second
         Priority Collateral Trustee.

  10.31  Second Priority Subsidiary Security           Exhibit 10.10 to Form 8-
         Agreement, dated as of June 12, 2000, made    K filed June 21, 2000
         by the Subsidiary Guarantors identified
         therein and any other person that becomes a
         Subsidiary Guarantor pursuant to the Second
         Priority Debt Documents, in favor of
         Wilmington Trust Company, as Second
         Priority Collateral Trustee.

  10.32  Second Priority Indemnity, Subrogation and    Exhibit 10.11 to Form 8-
         Contribution Agreement, dated as of June      K filed June 21, 2000
         12, 2000, among Rite Aid Corporation, each
         Subsidiary Guarantor listed therein and
         Wilmington Trust Company, as Second
         Priority Collateral Trustee.

  10.33  First Priority Subsidiary Security            Exhibit 10.12 to Form 8-
         Agreement, dated as of June 12, 2000, made    K filed June 21, 2000
         by the Domestic Subsidiaries identified
         therein and any other person that becomes a
         Domestic Subsidiary pursuant to the
         Exchange Debt Facility Documents, in favor
         of Morgan Guaranty Trust Company of New
         York, as Agent.

  10.34  Amended and Restated Drugstore.com Pledge     Exhibit 10.13 to Form 8-
         Agreement, dated as of June 12, 2000,         K filed June 21, 2000
         between Rite Aid Corporation and Morgan
         Guaranty Trust Company of New York, as
         Agent.

  10.35  Amended and Restated PCS Pledge Agreement,    Exhibit 10.14 to Form 8-
         dated as of June 12, 2000, between Rite Aid   K filed June 21, 2000
         Corporation and Morgan Guaranty Trust
         Company of New York, as Agent.

  10.36  Form of Second Priority Mortgage,             Exhibit 10.15 to Form 8-
         Assignment of Leases and Rents, Security      K filed June 21, 2000
         Agreement and Financing Statement, by the
         Subsidiary Guarantor listed therein, to
         Wilmington Trust Company, as Second
         Priority Collateral Trustee.


 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------
  10.37  Amendment No. 3 to Note Agreement,            Exhibit 10.16 to Form 8-
         Amendment No. 4 to Guaranty Agreement, and    K filed June 21, 2000
         Amendment No. 1 to Put Agreement, for
         Adjustable Rate Senior Secured Notes due
         August 15, 2002, among Finco, Inc., Rite
         Aid Corporation, The Prudential Insurance
         Company of America, and Pruco Life
         Insurance Company, as of June 12, 2000.

  10.38  Amendment No. 5 to Guaranty, dated as of      Exhibit 10.17 to Form 8-
         June 12, 2000, from Rite Aid Corporation,     K filed June 21, 2000
         as Guarantor, to RAC Leasing LLC, as
         Lessor.

  10.39  Amendment No. 4 to Master Lease and           Exhibit 10.18 to Form 8-
         Security Agreement, dated as of June 12,      K filed June 21, 2000
         2000, between RAC Leasing LLC, as Lessor,
         and Rite Aid Realty Corp., as Lessee.

  10.40  Amendment No. 4 to Guaranty, dated as of      Exhibit 10.19 to Form 8-
         June 12, 2000, from Rite Aid Corporation,     K filed June 21, 2000
         as Guarantor, to Sumitomo Bank Leasing and
         Finance, Inc., as Lessor.

  10.41  Amendment No. 5 to Master Lease and           Exhibit 10.20 to Form 8-
         Security Agreement, dated as of June 12,      K filed June 21, 2000
         2000, between Sumitomo Bank Leasing and
         Finance, Inc., as Lessor, and Rite Aid
         Realty Corp., as Lessee.

  10.42  Promissory Note, dated April 30, 1999, in     Included herein
         the amount of $5,000,000 between
         NationsBank, N.A. Banking Center, as lender
         and Beth Kaplan and Bruce Sholk as
         borrowers.

  10.43  Limited Guaranty, dated April 30, 1999, for   Included herein
         the amount of $5,000,000 between
         NationsBank, N.A. Banking Center, as bank,
         Rite Aid Corporation as guarantor and Beth
         Kaplan and Bruce Sholk, as borrower.

  10.44  Promissory Note, dated June 19, 1998, in      Included herein
         the amount of $2,500,000 between
         NationsBank, N.A. Banking Center, as lender
         and Beth Kaplan and Bruce Sholk as
         borrowers.

  10.45  Limited Guaranty, date June 19, 1998, for     Included herein
         the amount of $2,500,000 between
         NationsBank, N.A. Banking Center, as bank,
         Rite Aid Corporation as Guarantor and Beth
         Kaplan and Bruce Sholk, as borrower.

  10.46  Executive Separation Agreement and General    Included herein
         Release, dated February 28, 2000, between
         Rite Aid Corporation and Timothy Noonan.

  10.47  Letter Agreement, dated February 28, 2000,    Included herein
         between Rite Aid Corporation and Timothy
         Noonan, amending Executive Separation
         Agreement and General Release, dated
         February 28, 2000, between Rite Aid
         Corporation and Timothy Noonan.

  11     Not Applicable

  12     Not Applicable

  13     Not Applicable

  16     Not Applicable


 Exhibit                                                    Incorporation by
 Numbers Description                                          Reference to
 ------- -----------                                        ----------------
  18     Letter re change in accounting principles      Included herein

  21     Subsidiaries of the registrant                 Included herein

  22     Not Applicable

  23     Consent of Independent Certified Public        Not applicable
         Accountants

  24     Not Applicable

  27     Financial Data Schedules (EDGAR Filing Only)   Included herein

  99.1   Press Release, dated June 14, 2000             Exhibit 99.1 to Form 8-K
                                                        filed June 21, 2000

--------
* Constitutes a compensatory plan or arrangement required to be filed with this Form.

Reports on Form 8-K

(1) Rite Aid Corporation filed a Current Report on Form 8-K on December 10, 1999 disclosing under Item 4 that it had retained the accounting firm of Deloitte & Touche LLP to audit and report on the Company's restated consolidated balance sheets as of February 27, 1999 and February 28, 1998 and the related restated consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended February 27, 1999 as well as auditing the Company's consolidated financial statements for the fiscal year ending February 26, 2000.
(2) Rite Aid Corporation filed a Current Report on Form 8-K on January 18, 2000 disclosing under Item 5 a press release describing certain agreements related to certain lenders and setting forth under Item 7 copies of the related agreements and certain employment agreements and restricted stock and stock option award agreements.

(3) Rite Aid Corporation filed a Current Report on Form 8-K on February 7, 2000 disclosing under Item 5 a press release describing the receipt of consents from certain debt holders and setting forth under Item 7 copies of related Indentures as exhibits.

(4) Rite Aid Corporation filed a Current Report on Form 8-K on April 11, 2000 disclosing under Item 5 a press release describing the receipt of a commitment letter to provide a financing and to announce that one of the Company's lenders had agreed to convert $200 million existing bank debt into Rite Aid common stock setting forth under Item 7 a copy of the commitment letter.

(5) Rite Aid Corporation filed a Current Report on Form 8-K on June 21, 2000 disclosing under Item 5 a press release announcing the completion of its refinancing transactions and setting forth under Item 7 copies of the related Indenture and agreements as exhibits.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 11, 2000                RITE AID CORPORATION.

                                                    /s/ Robert G. Miller
                                          By: _________________________________
                                                      Robert G. Miller
                                                  Chairman of the Board of
                                               Directors and Chief Executive
                                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their respective capacities on July 11, 2000.


             Signature                              Title
             ---------                              -----

        /s/ Robert G. Miller        Chairman of the Board of Directors
 _________________________________   and Chief Executive Officer
          Robert G. Miller


        /s/ Mary F. Sammons         President, Chief Operating Officer
 _________________________________   and Director
          Mary F. Sammons

        /s/ John T. Standley        Chief Financial Officer and Executive
 _________________________________   Vice Presidents
          John T. Standley

        /s/ Christopher Hall        Chief Accounting Officer and Senior
 _________________________________   Vice President
          Christopher Hall

        /s/ William Bratton         Director
 _________________________________
         William J. Bratton

       /s/ Alfred M. Gleason        Director
 _________________________________
         Alfred M. Gleason

           /s/ Alex Grass           Director
 _________________________________
             Alex Grass

        /s/ Leonard I. Green        Director
 _________________________________
          Leonard I. Green

       /s/ Nancy A. Lieberman       Director
 _________________________________
         Nancy A. Lieberman

             Signature                Title
             ---------                -----


         /s/ Philip Neivert         Director
 _________________________________
           Philip Neivert

        /s/ Stuart M. Sloan         Director
 _________________________________
          Stuart M. Sloan

      /s/ Jonathan D. Sokoloff      Director
 _________________________________
        Jonathan D. Sokoloff

        /s/ Leonard N. Stern        Director
 _________________________________
          Leonard N. Stern

      /s/ Preston Robert Tisch      Director
 _________________________________
        Preston Robert Tisch

        /s/ Gerald Tsai, Jr.        Director
 _________________________________
          Gerald Tsai, Jr.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Rite Aid Corporation
Camp Hill, Pennsylvania

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries as of February 26, 2000 and February 27, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 26, 2000. Our audits also included the financial statement schedule listed in the Table of Contents at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of PCS Holding Corporation (a consolidated subsidiary of Rite Aid Corporation), which statements reflect total assets constituting 25% and 24%, respectively, of consolidated total assets as of February 26, 2000 and February 27, 1999, and total revenues constituting 9%, and 1%, respectively, of consolidated total revenues for the years ended February 26, 2000 and February 27, 1999. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PCS Holding Corporation, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries at February 26, 2000 and February 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 24 to the consolidated financial statements, the accompanying consolidated balance sheet as of February 27, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 27, 1999 and February 28, 1998 have been restated.

As discussed in Note 5 to the consolidated financial statements, the Company changed its application of the last-in, first-out ("LIFO") method of accounting for inventory in 2000.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
July 11, 2000

                        Report of Independent Auditors

Board of Directors and Shareholder
PCS Holding Corporation

We have audited the consolidated balance sheets of PCS Holding Corporation and Subsidiaries (the Company) as of February 27, 1999 and February 26, 2000, and the related consolidated statements of operations, shareholder's equity, and cash flows for the thirty-six days ended February 27, 1999 and the year ended February 26, 2000 (not presented seperately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PCS Holding Corporation and Subsidiaries at February 27, 1999 and February 26, 2000, and the consolidated results of their operations and their cash flows for the thirty-six days ended February 27, 1999 and the year ended February 26, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

April 21, 2000, except for Note 12
 for which the date is June 15, 2000

                     RITE AID CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except share amounts)

                                                                    February 27,
                                                                        1999
                                                      February 26,  (as restated,
                                                          2000      see Note 24)
                                                      ------------  -------------
                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..........................  $   184,600    $    87,311
 Accounts receivable, net ..........................      756,182        643,189
 Inventories, net ..................................    2,643,959      2,646,986
 Refundable income taxes............................      147,599            --
 Prepaid expenses and other current assets..........       73,130         55,128
                                                      -----------    -----------
 Total current assets...............................    3,805,470      3,432,614
                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, NET..................    3,629,919      3,645,099
GOODWILL AND OTHER INTANGIBLES......................    3,131,070      3,322,859
OTHER ASSETS........................................      241,395        111,968
                                                      -----------    -----------
 Total assets.......................................  $10,807,854    $10,512,540
                                                      ===========    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current lease financing obligations................  $    25,964    $    31,522
 Short-term debt and current maturities of long-term
  debt .............................................       76,086      1,570,789
 Accounts payable...................................    1,771,198      1,788,216
 Sales and other taxes payable......................       35,053         33,944
 Income taxes payable ..............................      127,691        110,784
 Deferred income taxes..............................          --          28,045
 Accrued salaries, wages and other current
  liabilities ......................................      876,425        657,240
                                                      -----------    -----------
 Total current liabilities..........................    2,912,417      4,220,540
                                                      -----------    -----------
CONVERTIBLE SUBORDINATED NOTES .....................      649,986        649,991
LONG-TERM DEBT LESS CURRENT MATURITIES .............    4,738,661      2,552,291
LEASE FINANCING OBLIGATIONS ........................    1,118,204      1,110,178
DEFERRED INCOME TAXES ..............................       79,220         81,314
OTHER NONCURRENT LIABILITIES........................      858,401        524,082
                                                      -----------    -----------
 Total liabilities..................................   10,356,889      9,138,396
                                                      -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 21)                       --             --
REDEEMABLE PREFERRED STOCK .........................       19,457         23,559
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1 per share; liquidation
 value $100 per share. 20,000,000 shares authorized:
 shares issued--3,082,500 and 0 ....................      308,250            --
COMMON STOCK, par value $1 per share, 600,000,000
 shares authorized:
 shares issued--259,927,199 and 258,862,411 ........      259,926        258,861
ADDITIONAL PAID-IN CAPITAL..........................    1,289,755      1,369,378
ACCUMULATED DEFICIT.................................   (1,420,235)      (277,179)
DEFERRED COMPENSATION...............................       (6,188)           --
ACCUMULATED OTHER COMPREHENSIVE INCOME..............          --            (475)
                                                      -----------    -----------
 Total stockholders' equity.........................      431,508      1,350,585
                                                      -----------    -----------
 Total liabilities and stockholders' equity.........  $10,807,854    $10,512,540
                                                      ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands of dollars, except per share amounts)

                                                    February 27,  February 28,
                                        February        1999          1998
                                           26,      (as restated, (as restated,
                                          2000      see Note 24)  see Note 24)
                                       -----------  ------------- -------------
REVENUES.............................. $14,681,442   $12,782,890   $11,533,423
COSTS AND EXPENSES:
  Cost of goods sold, including
   occupancy costs....................  11,412,774     9,743,835     8,603,318
  Selling, general and administrative
   expenses...........................   3,712,279     3,144,134     2,835,395
  Gain on sale of stores..............     (80,109)          --        (52,261)
  Goodwill amortization...............      56,832        29,227        26,480
  Store closing, impairment and other
   charges ...........................     163,185       192,551       148,560
  Interest expense....................     520,336       277,226       209,152
  Share of loss from equity
   investment.........................      11,893           448         1,886
                                       -----------   -----------   -----------
                                        15,797,190    13,387,421    11,772,530
                                       -----------   -----------   -----------
    Loss before income taxes .........  (1,115,748)     (604,531)     (239,107)
INCOME TAXES EXPENSE (BENEFIT) .......           8      (182,049)      (52,916)
                                       -----------   -----------   -----------
    Loss before cumulative effect of
     accounting change................  (1,115,756)     (422,482)     (186,191)
    Cumulative effect of accounting
     change, net of tax benefit of
     $18,200 .........................     (27,300)          --            --
                                       -----------   -----------   -----------
    Net loss.......................... $(1,143,056)  $  (422,482)  $  (186,191)
                                       ===========   ===========   ===========
BASIC AND DILUTED LOSS PER SHARE
  Loss before cumulative effect of
   accounting change.................. $     (4.34)  $     (1.64)  $     (0.74)
  Cumulative effect of accounting
   change, net........................ $     (0.11)  $       --    $       --
                                       -----------   -----------   -----------
    Net loss.......................... $     (4.45)  $     (1.64)  $     (0.74)
                                       ===========   ===========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE FISCAL YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999, AND FEBRUARY
                                    28, 1998
              (In thousands of dollars, except per share amounts)

                                                                                                                   Accumulated
                        Preferred Stock              Common Stock           Additional   Retained                     Other
                   -------------------------- ----------------------------   Paid-in     Earnings      Deferred   Comprehensive
                   Shares  Class A   Class B   Shares   Issued   Treasury    Capital     (Deficit)   Compensation    Income
                   ------- --------  -------- -------- --------  ---------  ----------  -----------  ------------ -------------
BALANCE, MARCH 1,
 1997
 (As Restated,
 see note 24)....      --  $    --   $    --  129,342  $129,342  $(104,746) $1,371,366  $   547,320    $   --        $(1,867)
Net income (As
 Restated, see
 note 24)........                                                                          (186,191)
Other
 comprehensive
 income:
 Minimum pension
  liability
  adjustment.....                                                                                                      1,080
                                                                                                                     -------
 Other
  comprehensive
  income.........                                                                                                      1,080
Comprehensive
 income..........
Stock options
 exercised.......                                  404      404                  9,293
Stock option
 income tax
 benefit.........                                                                4,191
Stock grants.....                                   13       13                    616
Bond conversion..                                5,875    5,875                196,777
Two-for-one stock
 split...........                              135,644  135,644               (135,644)
Cancel treasury
 shares..........                             (13,064)  (13,064)   104,746     (91,682)
Cash dividends
 paid on common
 stock ($.4075
 per share post
 split)..........                                                                          (102,715)
                   ------- --------  -------- -------- --------  ---------  ----------  -----------    -------       -------
BALANCE FEBRUARY
 28, 1998 (As
 Restated, see
 note 24)........      --       --        --   258,214  258,214        --    1,354,917      258,414        --           (787)
Net loss (As
 Restated, see
 note 24)........                                                                          (422,482)
Other
 comprehensive
 income:
 Minimum pension
  liability
  adjustment.....                                                                                                        312
                                                                                                                     -------
 Other
  comprehensive
  income.........                                                                                                        312
 Comprehensive
  income.........
Stock options
 exercised.......                                  633      633                  8,603
Stock option
 income tax
 benefit.........                                                                5,807
Stock grants.....                                   14       14                    669
Bond conversion..                                                                    9
Dividends on
 redeemable
 preferred
 stock...........                                                                 (627)
Cash dividends
 paid on common
 stock ($.4375
 per share post
 split)..........                                                                          (113,111)
                   ------- --------  -------- -------- --------  ---------  ----------  -----------    -------       -------
BALANCE FEBRUARY
 27, 1999 (As
 Restated, see
 note 24)........      --       --        --   258,861  258,861        --    1,369,378     (277,179)       --           (475)
Net loss.........                                                                        (1,143,056)
Other
 comprehensive
 income:
 Minimum pension
 liability
 adjustment......                                                                                                        475
                                                                                                                     -------
Other
 comprehensive
 income..........                                                                                                        475
Comprehensive
 income..........
Issuance of
 preferred
 shares..........  300,000  300,000
Exchange of
 preferred
 shares..........          (300,000)  300,000
Stock options
 exercised.......                                   65       65                    815
Stock option
 income tax
 benefit.........                                                                  244
Stock grants.....                                1,000    1,000                  7,250                  (6,188)
Issuance of
 common stock
 warrants........                                                                8,500
Bond conversion..                                                                    5
Dividends on
 redeemable
 preferred
 stock...........                                                               (1,860)
Dividends on
 preferred
 stock...........                       8,250                                   (8,250)
Accretion of
 redeemable
 preferred
 stock...........                                                                  (97)
Increase
 resulting from
 sale of stock by
 equity method
 investee........                                                                2,929
Cash dividends
 paid on common
 stock ($.4375
 per share post
 split)..........                                                              (89,159)         --
                   ------- --------  -------- -------- --------  ---------  ----------  -----------    -------       -------
BALANCE FEBRUARY
 26, 2000........  300,000 $    --   $308,250  259,926 $259,926  $     --   $1,289,755  $(1,420,235)   $(6,188)      $   --
                   ======= ========  ======== ======== ========  =========  ==========  ===========    =======       =======
                     Total
                   -----------
BALANCE, MARCH 1,
 1997
 (As Restated,
 see note 24)....  $1,941,415
Net income (As
 Restated, see
 note 24)........    (186,191)
Other
 comprehensive
 income:
 Minimum pension
  liability
  adjustment.....
 Other
  comprehensive
  income.........       1,080
                   -----------
Comprehensive
 income..........    (185,111)
Stock options
 exercised.......       9,697
Stock option
 income tax
 benefit.........       4,191
Stock grants.....         629
Bond conversion..     202,652
Two-for-one stock
 split...........
Cancel treasury
 shares..........         --
Cash dividends
 paid on common
 stock ($.4075
 per share post
 split)..........    (102,715)
                   -----------
BALANCE FEBRUARY
 28, 1998 (As
 Restated, see
 note 24)........   1,870,758
Net loss (As
 Restated, see
 note 24)........    (422,482)
Other
 comprehensive
 income:
 Minimum pension
  liability
  adjustment.....
 Other
  comprehensive
  income.........         312
                   -----------
 Comprehensive
  income.........    (422,170)
Stock options
 exercised.......       9,236
Stock option
 income tax
 benefit.........       5,807
Stock grants.....         683
Bond conversion..           9
Dividends on
 redeemable
 preferred
 stock...........        (627)
Cash dividends
 paid on common
 stock ($.4375
 per share post
 split)..........    (113,111)
                   -----------
BALANCE FEBRUARY
 27, 1999 (As
 Restated, see
 note 24)........   1,350,585
Net loss.........  (1,143,056)
Other
 comprehensive
 income:
 Minimum pension
 liability
 adjustment......
Other
 comprehensive
 income..........         475
                   -----------
Comprehensive
 income..........  (1,142,581)
Issuance of
 preferred
 shares..........     300,000
Exchange of
 preferred
 shares..........         --
Stock options
 exercised.......         880
Stock option
 income tax
 benefit.........         244
Stock grants.....       2,062
Issuance of
 common stock
 warrants........       8,500
Bond conversion..           5
Dividends on
 redeemable
 preferred
 stock...........      (1,860)
Dividends on
 preferred
 stock...........         --
Accretion of
 redeemable
 preferred
 stock...........         (97)
Increase
 resulting from
 sale of stock by
 equity method
 investee........       2,929
Cash dividends
 paid on common
 stock ($.4375
 per share post
 split)..........     (89,159)
                   -----------
BALANCE FEBRUARY
 26, 2000........  $  431,508
                   ===========

  The accompanying notes are an integral part of these consolidated financial statements

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                     February 27,  February 28,
                                                         1999          1998
                                         February    (as restated, (as restated,
                                         26, 2000    see Note 24)  see Note 24)
                                        -----------  ------------- -------------
OPERATING ACTIVITIES:
Net loss..............................  $(1,143,056)  $ (422,482)   $ (186,191)
Adjustments to reconcile to net cash
 provided by operations:
  Cumulative effect of change in
   accounting method..................       27,300          --            --
  Depreciation and amortization.......      500,997      399,283       349,631
  Store closings and impairment
   charges............................      163,185      192,551       148,650
  Gain on sale of stores..............      (80,109)          --       (52,621)
  LIFO and other charges..............       44,334       36,469        26,192
  Changes in operating assets and
   liabilities, net of effects from
   acquisitions.......................
    Accounts receivable...............     (112,993)    (150,264)      286,975
    Inventories.......................      (69,087)     376,972      (450,934)
    Other assets......................      (80,980)     (25,279)       (6,074)
    Accounts payable..................      (17,018)    (390,760)      446,703
    Other liabilities.................      356,723      135,437       (37,647)
                                        -----------   ----------    ----------
      Net cash (used in) provided by
       operating activities...........     (410,704)     151,927       524,684
INVESTING ACTIVITIES:
  Expenditures for property, plant and
   equipment..........................     (453,628)  (1,347,088)     (700,169)
  Purchases of businesses, net of cash
   acquired...........................      (24,454)  (1,390,620)     (335,014)
  Intangible assets acquired..........      (71,371)     (81,677)      (39,227)
  Proceeds from dispositions..........      146,677          --         66,903
  Other...............................      (34,984)      (9,941)       (9,061)
                                        -----------   ----------    ----------
      Net cash used in investing
       activities.....................     (437,760)  (2,829,326)   (1,016,568)
FINANCING ACTIVITIES
  Net proceeds from the issuance of
   long-term debt.....................    2,288,495      896,017       650,000
  Net (proceeds) payments of
   commercial paper borrowings........   (1,591,125)   1,397,201      (301,500)
  Net proceeds from the issuance of
   preferred stock....................      300,000          --            --
  (Redemption) issuance of redeemable
   preferred stock....................       (5,695)      23,559           --
  Proceeds from leasing obligations...       74,899      504,990       358,837
  Principal payments on long-term
   debt...............................      (35,831)     (38,615)      (42,210)
  Cash dividends paid.................      (91,019)    (113,738)     (102,715)
  Net proceeds from the issuance of
   common stock                                  65        9,236         9,697
  Other...............................        5,964          995         1,709
                                        -----------   ----------    ----------
      Net cash provided by financing
       activities.....................      945,753    2,679,645       573,818
INCREASE IN CASH AND CASH
 EQUIVALENTS..........................       97,289        2,246        81,934
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR..............................       87,311       85,065         3,131
                                        -----------   ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR.................................  $   184,600   $   87,311    $   85,065
                                        ===========   ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH PAID
 FOR INTEREST (NET OF AMOUNTS
 CAPITALIZED OF $5,292, $7,069 AND
 $4,102)..............................  $   501,813   $  259,100    $  194,618
                                        ===========   ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH PAID
 FOR INCOME TAXES.....................  $       981   $   47,667    $   46,671
                                        ===========   ==========    ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITY
  Bond conversion.....................          --           --     $  202,652
  Exchange of preferred shares........  $   300,000          --            --

  The accompanying notes are an integral part of these consolidated financial statements

                     RITE AID CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (in thousands of dollars, except share and per share amounts)

1. Summary of Significant Accounting Policies:

Description of Business

  Rite Aid Corporation (a Delaware corporation), through its wholly owned subsidiaries, operates approximately 3,800 retail drugstores in the regions of the Eastern, Southern, and Western United States (the "Retail Drug" segment). Rite Aid owns PCS Holding Corporation ("PCS"), one of the country's largest pharmacy benefits managers ("PBM"). Through PCS, Rite Aid provides pharmacy benefit management services to employers, insurance carriers and managed care companies (the "PBM Segment").

Fiscal Year

  The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998 each includes 52 weeks.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand, and highly liquid investments which are readily converted to known amounts of cash and which have original maturities of three months or less, when purchased.

Inventories

  Inventories are stated at the lower of cost or market. Inventory balances include capitalization of certain costs related to purchasing, freight, and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories. At February 26, 2000 and February 27, 1999, inventories were $320,389 and $240,826, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for warehouse inventories (see note 5).

Impairment of Long-Lived Assets

  The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

  For purposes of recognizing and measuring impairment of long-lived assets of the Retail Drug Segment, the Company categorizes assets of operating stores as "Assets to Be Held and Used" and assets of stores that have been closed as "Assets to Be Disposed Of". The Company evaluates assets at the store level because this is the lowest level of independent cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at the store level include tangible long-lived assets, identifiable intangibles and allocable goodwill that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flows from the stores that support those assets. Enterprise goodwill not associated with assets being tested for impairment under SFAS No. 121 is evaluated based on a comparison of undiscounted future cash flows of the enterprise compared to the related net book value of the enterprise.

                     RITE AID CORPORATION AND SUBSIDIARIES

  Long-lived assets of the PBM segment consist principally of intangibles. The Company compares the estimates of future undiscounted cash flows of its service lines to which the intangibles relate to the carrying amount of those intangibles to determine if an impairment has occurred. Long-lived assets and certain identifiable intangibles to be disposed of, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

  The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.

Property, Plant and Equipment

  Property, plant and equipment are stated at cost. The Company provides for depreciation using the straight-line method in amounts that allocate the cost of the property, plant and equipment over the following useful lives:

        Buildings................................................ 30 to 45 years
        Equipment................................................  3 to 15 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the term of the lease.

Intangible Assets

  Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities and is being amortized on a straight-line basis over 40 years. The value of the PCS trade name is being amortized over its estimated useful life of 40 years. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Patient prescription files purchased and acquired in business combinations are amortized over their estimated useful lives of five to fifteen years. The value of the customer base and pharmacy network acquired in the purchase of PCS is being amortized over their estimated lives of 30 years. The value of assembled workforce acquired is being amortized over its useful life of five to six years.

Internal-Use Software

  The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2000, 1999 and 1998, the Company capitalized costs of approximately $4,595, $9,667 and $7,770, respectively. The Company's capitalization policy for internal-use software is consistent with the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Therefore, adoption of SOP 98-1 in fiscal year 2000 did not have a significant effect on the Company's financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

Investments in Fifty Percent or Less Owned Subsidiaries

  Investments in affiliated entities for which the Company has the ability to exercise significant influence, but not control over the investee, and generally an ownership interest of the common stock of between 20% and 50%, are accounted for under the equity method of accounting and are included in Other assets. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The portion of the Company's investment in an equity-method investee that exceeds its share of the underlying net equity of the investee, if any, is amortized over 7 to 30 years.

Stock-Based Compensation

  The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS 123, companies can elect to account for stock-based compensation using a fair value-based method or continue to measure compensation expense using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its employee and director stock-based compensation plans under APB Opinion No. 25. See Note 18 for further information about the Company's incentive plans.

Revenue Recognition

Retail Drug Segment

  The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to retail drug revenue and results of operations in all periods presented.

PBM Segment

  The Company recognizes revenues from claims processing fees when the related claim is adjudicated and approved for payment. Certain of the Company's agreements require its customers to pay a fee per covered member rather than a fee per claim. The Company recognizes these fees monthly based upon member counts provided by its customers. Revenue from manufacturer programs is recognized when claims eligible for rebate are adjudicated by the Company. The customer portion of rebates collected is not included in revenue, and correspondingly payments of rebates to customers are not included in expenses. Mail order program revenue is recognized when prescriptions are shipped.

Vendor Rebates

  Rebates received from vendors that are based on future purchases are initially deferred and are recognized as a reduction of cost of goods sold when the related inventory is sold. Rebates not tied directly to purchases are recognized as a reduction of Selling, general and administrative expense on a straight-line basis over the related contract term.

Store Preopening Expenses and Closing Costs

  Costs incurred prior to the opening of a new store, associated with a remodeled store, or related to the opening of a distribution facility, are charged against earnings as administrative and general expenses when incurred. When a store is closed, the Company expenses unrecoverable costs and accrues a liability equal to the present value of the remaining lease obligations, net of expected sublease income.

Advertising

  Advertising costs are expensed as incurred. Advertising expenses for 2000, 1999 and 1998 were $198,412, $223,464 and $223,484, respectively.

                     RITE AID CORPORATION AND SUBSIDIARIES

Insurance

  The Company is self-insured for certain general liability and workers' compensation claims that occurred prior to December 31, 1996. With respect to claims occurring from January 1, 1997 to December 31, 1998, the Company used a combination of self-insurance and fixed-cost premium-based policies. Effective January 1, 1999, substantially all general liability and workers' compensation claims were covered through a fixed-cost premium-based policy. The Company maintains self-insurance for all covered employee medical claims.

  For claims that are self-insured, stop-loss insurance coverage is maintained for workers' compensation and general liability occurrences exceeding $250,000. The Company utilizes actuarial studies as the basis for developing reported claims and estimating claims incurred but not reported relating to the Company's self-insurance. Workers' compensation claims are discounted to present value using a risk-free interest rate.

Income Taxes

  Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per Share

  The Company adopted the provisions of SFAS No. 128, "Earnings per Share," in the year ended February 28, 1998. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All share and per share data have also been restated to reflect a two-for-one stock split distributed to stockholders on February 2, 1998.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes the accounting and financial reporting requirements for derivative instruments and requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In May 1999, the FASB delayed the implementation date for this statement by one year. The Company expects to adopt SFAS No. 133 in fiscal year 2002. The Company is evaluating the effects that the adoption of SFAS No. 133 may have on the financial statements.

  In November 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

  .Persuasive evidence of an arrangement exists;

  .Delivery has occurred or service has been rendered;

  .The seller's price to the buyer is fixed or determinable; and

  .Collectibility is reasonably assured.

                     RITE AID CORPORATION AND SUBSIDIARIES

  The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this Bulletin does not have a material impact on these financial statements.

Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

  During fiscal 2000, the Company purchased approximately 87% of the dollar volume of its prescription drugs from a single supplier, McKesson HBOC, Inc. ("McKesson"). If Rite Aid's relationship with McKesson was disrupted, the Company could have difficulty filling prescriptions, which would negatively impact the business.

2. Result of Operations and Financing:

  During fiscal years 2000, 1999 and 1998, the Company incurred net losses of $1,143,056, $422,482 and $186,191, respectively, and during fiscal 2000 net cash used in operating activities was $340,315. As discussed in Note 11, the Company obtained various loan covenant waivers and/or modifications, and refinanced or extended maturity dates from certain of its lenders. In addition, the Company obtained a new senior credit facility in June 2000 (see note 24).

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

3. Acquisitions and Dispositions:

  On January 22, 1999, the Company purchased PCS a pharmacy benefits management subsidiary of Eli Lilly and Company. Total consideration was $1.5 billion, with $1.3 billion financed via commercial paper and $200 million paid in cash. The PCS acquisition was accounted for using the purchase method. In accordance with APB Opinion No. 16, the Company has recorded the assets and liabilities of PCS at the date of acquisition at their fair values. The excess of the cost of PCS over the fair value of the acquired assets and liabilities of $1,286,089 has been recorded as goodwill. The Company has determined that the estimated useful life of the goodwill recorded with the PCS acquisition is primarily indeterminate and likely exceeds 40 years. This estimate is based upon a review of the anticipated future cash flows and other factors the Company considered in determining the amount that it was willing to incur for the purchase of PCS. Additionally, management has found no persuasive evidence that any material portion of these intangible assets will be depleted in less than 40 years. Accordingly, the Company amortizes goodwill over the maximum allowable period of 40 years. The results of operations for PCS have been included in these consolidated financial statements since the date of acquisition.

                     RITE AID CORPORATION AND SUBSIDIARIES

  The following unaudited pro-forma results of operations for the year ended February 27, 1999 reflects the PCS acquisition as if it had taken place as of the beginning of fiscal year 1999:

                                                      Pro forma (Unaudited)
                                                   Year Ended February 27, 1999
                                                   ----------------------------
     Revenues.....................................           $ 13,505
     Costs and expenses...........................             14,083
     Net loss.....................................               (578)
     Basic loss per share.........................              (2.24)
     Diluted loss per share.......................              (2.24)

  On August 27, 1997, the Company completed the acquisitions of Harco, Inc. ("Harco") and K&B, Incorporated ("K&B"). The combined consideration paid for these companies was $335,014, net of cash acquired of $2,811 and was financed through commercial paper borrowings. These acquisitions were also accounted for using the purchase method and, accordingly, the Company recorded the assets and liabilities of Harco and K&B at the date of acquisition at their fair values. The excess of the acquisition cost over the fair value of the recorded assets and liabilities of $190,439 has been recorded as goodwill. The Company has determined that the estimated useful life of the goodwill recorded with the Harco and K&B acquisitions is primarily indeterminate and likely exceeds 40 years. Accordingly, the Company amortizes goodwill over the maximum allowable period of 40 years.

  In October 1996, the Company signed a definitive contract to sell for cash of $450 each, plus the value of closing inventories all of its 193 drugstores in North and South Carolina to J.C. Penney Company, Inc. (Penney). Subsequently, Penney contracted to purchase Eckerd Corporation (Eckerd), a chain of 1,748 drugstores. In order to proceed with the Eckerd purchase, Penney agreed with the Federal Trade Commission not to take possession of 130 of the Company's stores. In February 1997, the Company agreed to an amendment to its contract with Penney whereby the Company operated the stores until Penney could find another buyer, but transfer of the stores was designated to begin no later than May 30, 1997. Penney arranged for another drugstore chain to begin taking possession of the stores in May 1997. A pretax gain of $29,969 was recognized in fiscal year 1997 for the stores that transferred in that year. Upon transfer of the remaining stores in the first quarter of fiscal 1998, the Company recognized an additional pretax gain of $52,621.

  In September 1999, the Company signed a definitive contract to sell 38 drugstores in California to Longs Drug Stores California, Inc. ("Longs"). During the third quarter of fiscal 2000, a total of 32 stores were transferred to Longs. In October 1999, the Company agreed to an amendment to its contract with Longs whereby the closing of two stores was postponed due to delays in obtaining waivers for existing lease provisions related to the assignment of leases to the buyer. These two stores were ultimately closed in March 2000 and transferred to the buyer at that time. The remaining four stores which were originally included in the purchase agreement were retained by Rite Aid. A pre-tax gain of $80,109 was recognized in the third quarter of fiscal year 2000 for the stores that were transferred in that year. The gain on the sale of the two stores transferred in March 2000 was recognized by the Company in the first quarter of fiscal 2001.

4. Store Closing and Impairment Charges:

  In fiscal years 2000, 1999, and 1998, Store closing, impairment and other charges include non-cash charges of $130,461, $87,666, and $76,442 respectively, in the retail drug segment for the impairment of long-lived assets (including allocable goodwill) at 259, 268, and 284 stores. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

                     RITE AID CORPORATION AND SUBSIDIARIES

  Store closing and impairment charges consist of:

                                  For the           For the           For the
                                year ended        year ended        year ended
                             February 26, 2000 February 27, 1999 February 28, 1998
                             ----------------- ----------------- -----------------
   Store lease exit costs..      $ 32,724          $104,885          $ 72,118
   Impairment charges......       130,461            87,666            76,442
                                 --------          --------          --------
                                 $163,185          $192,551          $148,560
                                 ========          ========          ========

  During fiscal years 2000, 1999, and 1998, the Company closed or relocated 224, 422, and 593 stores, respectively, that were under long-term leases. Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is typically 90 days preceding the store closing date, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations are computed. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. Included in Store closing, impairment and other charges are charges of $58,324, $94,404, and $90,697 representing the present value of the remaining lease obligation net of estimated lease recoveries in 2000, 1999 and 1998, respectively. The discount rates used to determine the liability were 6.60%, 5.22% and 5.59% for 2000, 1999 and 1998 respectively.

  Subsequent to the recording of lease accruals, management determined that certain stores would remain open. Included in the amounts stated above were impairment write-downs for $3,954 at 6 stores in 2000 and $1,408 at 3 stores in 1999,that were written down to fair value but were not relocated or closed. Also, the Company reversed charges of $10,490 and $1,052 in 2000 and 1998, respectively for lease accruals previously established for those stores.

                     RITE AID CORPORATION AND SUBSIDIARIES

  The reserve for store lease exit costs includes the following activity for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998:

                                  For the           For the           For the
                                year ended        year ended        year ended
                             February 26, 2000 February 27, 1999 February 28, 1998
                             ----------------- ----------------- -----------------
   Balance--Beginning of
    Year...................      $246,805          $191,453          $137,230
     Provision for present
      value of
      noncancellable lease
      payments of stores
      designated to be
      closed...............        58,324            94,404            90,697
     Changes in assumptions
      about future sublease
      income, terminations,
      etc. ................       (15,110)           10,481           (17,527)
     Reversals of reserves
      for stores that
      management has
      determined will
      remain open..........       (10,490)              --             (1,052)
     Interest accretion and
      changes in
      interest rates.......          (618)           10,877            13,489
     Cash payments, net of
      sublease income......       (66,099)          (60,410)          (31,384)
                                 --------          --------          --------
   Balance--End of Year....      $212,812          $246,805          $191,453
                                 ========          ========          ========

  In addition to store closings, the Company has also closed or relocated certain distribution centers in its efforts to consolidate operations and implement its regional exit strategies. During the second quarter of fiscal 2000, management approved a plan to close its leased distribution center in Las Vegas, Nevada and terminate all of its employees and accrued termination benefit payments of $1.6 million in the second quarter of 2000, with the charge included in Selling, general and administrative expenses (SG&A) on the consolidated statement of operations. Severance payments of $1.1 million were made during fiscal year 2000 leaving a remaining liability of $0.5 million at February 26, 2000, with additional payments made during fiscal 2001. The operating lease for the distribution center was terminated in May 2000 at the end of the lease term with no additional liability to the Company.

  In the third quarter of fiscal 2000, management announced plans to close its South Nitro, West Virginia distribution center in the summer of 2000. As a result of this exit plan, the Company accrued termination benefits of $3.9 million in the third quarter of fiscal 2000 for all of the 480 employees with the charge included in SG&A on the consolidated statement of operations. Subsequently, in the fourth quarter of fiscal 2000 management decided to not close the facility. However, prior to this decision the Company became obligated to pay $1.1 million in severance costs related to 102 employees. The Company paid $0.6 million in the fourth quarter of fiscal 2000 and the remaining $0.5 million was accrued at February 26, 2000. The remaining reserve of $2.8 million was reversed to SG&A in the fourth quarter of fiscal 2000.

  In the third quarter of fiscal 2000, management approved a plan to close and sell its Ogden, Utah distribution center. As a result of this exit plan, a liability of $2.3 million for termination benefits for 500 employees was recorded through SG&A in the third quarter of fiscal 2000. Additionally, an impairment charge of $7.6 million for long-lived assets was recorded in the third quarter of fiscal 2000. The facility was sold in March 2000.

  During the second quarter of fiscal 1998, the Company closed its distribution center in Ontario, California and terminated all of its 177 employees. The costs associated with closing the California facility including termination benefit payments of approximately $0.4 million were expensed as they were incurred during fiscal 1998. The termination benefits were determined through negotiations with the union representatives and were largely based on years of service and included some health insurance benefits. The facility was sold in the second quarter of fiscal 1998 for its adjusted carrying value of approximately $11.4 million.

                     RITE AID CORPORATION AND SUBSIDIARIES

  In the fourth quarter of fiscal 1997, the Company committed to construct a new distribution center near Baltimore, Maryland. The new distribution center was scheduled to be completed in August 1998 and would replace the existing distribution facility in Shiremanstown, Pennsylvania. The Pennsylvania distribution center was scheduled to close and all of its 734 employees would have been terminated in October 1998 when the Maryland facility was scheduled to be fully operational. As a result of this exit plan, a liability of $3.4 million for termination benefits was recorded in the fourth quarter of 1997 and charged to SG&A expenses on the statement of income. The termination benefits were determined through negotiations with the union representative and based on years of service and included the continuation of health insurance coverage after the termination date. As a result of subsequent negotiations with union representatives, an additional liability of $4.0 million for termination benefits was recorded in fiscal 1998. The Pennsylvania facility was closed in March 1999, and all payments related to the liability were made in the first quarter of fiscal 2000. The closure of the Pennsylvania facility was delayed due to computer software problems encountered in opening the Maryland facility.

5. Change in Accounting Method:

  In the fourth quarter of fiscal 2000, the Company changed its application of the LIFO method of accounting by restructuring its LIFO pool structure through a combination of certain existing geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to the Company's store merchandise categories. The effect of this change in fiscal 2000 was to decrease the Company's earnings by $6,840 (net of tax effect of $4,560), or $.03 per diluted common share. The cumulative effect of the accounting change on periods prior to fiscal 2000 was a charge of $27,300 (net of tax effect of $18,200), or $.11 per diluted common share. The pro forma effect of this accounting change would have been a reduction in income of $6,360 net of income tax effect of $4,240 or $.02 per diluted common share, and $12,600 net of income tax effect of $8,400 or $.05 per common share, for fiscal years 1999 and 1998, respectively.

6. Accounts Receivable:

  During November 1997, the Company and certain of its subsidiaries entered into an agreement to sell, on an ongoing basis, a pool of receivables to a wholly owned bankruptcy-remote special purpose funding subsidiary (the "funding subsidiary") of the Company. The funding subsidiary is a distinct legal entity that engages in no trade or business in order to make remote the possibility that it would enter bankruptcy or other receivership and is consolidated for financial reporting purposes. The Company and certain subsidiaries transfer all of their accounts receivable (principally representing amounts owed by third-party prescription payers) to the funding subsidiary for a beneficial interest in the funding subsidiary. The funding subsidiary has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company. The securitization company is free to pledge or exchange its interests and the Company is not entitled to repurchase them. The accounts receivable sold to the funding subsidiary which sold an undivided fractional ownership interest to the securitization company have been derecognized on the Company's consolidated balance sheet. Upon the sale, the Company allocates its basis in the receivables between the interest sold and the interest retained in relation to their relative fair values. The remaining receivables, representing retained interests of the Company and certain of its subsidiaries in the funding subsidiary, continue to be carried on the Company's consolidated balance sheet at the lower of their cost or market value, which was $130,636 and $68,220 as of February 26, 2000 and February 27, 1999.

  Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Total proceeds outstanding from the securitization of receivables as of February 26, 2000 were approximately $294,140, representing an increase of approximately $2,640 from the February 27, 1999 balance of $291,500. The additional proceeds received during fiscal 2000 were used to reduce outstanding commercial

                     RITE AID CORPORATION AND SUBSIDIARIES
paper borrowings and are reflected as operating cash flows in the accompanying consolidated statements of cash flows. The Company recognizes no servicing asset or liability because the benefits of servicing are expected to represent adequate compensation for the services performed. Expenses of $18,052 and $15,532 associated with the securitization program were recognized as a component of selling, general and administrative expenses for the years ended February 26, 2000 and February 27, 1999.

  The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable, including retained interests in receivables sold. The Company recorded an allowance for uncollectible accounts of $40,870 at February 26, 2000 and $40,190 at February 27, 1999. The Company's accounts receivable of the retail segment are due primarily from third-party providers (e.g., insurance companies and governmental agencies) under third-party payment plans and are booked net of any allowances provided for under the respective plans. Since payments due from third-party payers are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management. Additionally, accounts receivable for the Company's PBM Segment are due primarily from claims reimbursement receivables, claims processing fees receivables and manufacturer program receivables.

7. Property, Plant and Equipment:

  Following is a summary of property, plant and equipment at February 26, 2000 and February 27, 1999;

                                                            2000        1999
                                                         ----------  ----------
      Land.............................................. $  770,424  $  809,304
      Buildings.........................................  1,054,189     974,944
      Leasehold Improvements............................  1,263,076   1,124,094
      Equipment.........................................  1,622,363   1,392,425
      Construction in progress..........................     89,902     291,401
                                                         ----------  ----------
        Property, plant and equipment, cost.............  4,799,954   4,592,168
      Accumulated depreciation.......................... (1,170,035)   (947,069)
                                                         ----------  ----------
        Property, plant and equipment, net.............. $3,629,919  $3,645,099
                                                         ==========  ==========

  Depreciation and amortization expenses, which include the depreciation of assets recorded under capital leases, were $322,107 in 2000, $272,321 in 1999 and $255,535 in 1998.

  Substantially all of the Company's owned properties on which it operates stores are pledged as collateral under the Company's debt agreements. The carrying amount of idle facilities is $113,454 and $153,517 at February 26, 2000 and February 27, 1999.

8. Investments in Fifty Percent or Less Owned Subsidiaries:

  In July 1999, the Company purchased 9,334,746 of Series E Convertible Preferred Shares in drugstore.com, an on-line pharmacy (the "investee"), for cash of $8,125 and the Company's agreement to provide access to the Company's pharmacy networks and insurance coverages, advertising commitments, and exclusivity agreements. Also in July 1999, each of the Company's Series E Convertible Preferred Shares converted to one share of common stock at the time of the investee's initial public offering representing 21.6% of the voting stock immediately after the initial public offering. The initial investment which is recorded in Other assets was valued at $168,025, equal to the initial public offering price of $18 per share multiplied by the Company's shares. The Company accounts for the investment on the equity method because the Company has significant influence over

                     RITE AID CORPORATION AND SUBSIDIARIES
the investee resulting from its share of the voting stock and its right to appoint one board member and a number of significant operating agreements. Included in Other noncurrent liabilities is the fair value of the operating agreements of $159,900 which has been deferred and is being amortized over 10 years, the life of the arrangements described above. The excess of the initial investment value over the Company's share of the underlying equity of the investee is $77,320 and is being amortized over 7 years. As a result of the start-up nature of the investee, the Company recorded an increase to its investment of $2,929 and a corresponding increase to capital in connection with the sale of stock by the investee during fiscal 2000.

  In June 1999, the Company sold its investment in Diversified Prescription Delivery LLC, a provider of pharmacy benefit management services and online prescription delivery services. The sales price was $22,860 and resulted in a loss of $811. The investment was accounted for on the equity method with a carrying amount of $23,671 at the date of sale.

  In February 2000, the Company sold its investment in Stores Automated Systems, Inc. ("SASI"), a manufacturer of integrated point of sale systems. The investment was accounted for on the equity method with a carrying amount of $8,005 at the date of sale. The $8,805 sales price included cash and forgiveness of payables, and resulted in a gain of $800.

  The Company's share of undistributed earnings of fifty percent or less owned subsidiaries accounted for on the equity method was $0 and $7,263 at February 26, 2000 and February 27, 1999, respectively.

9. Goodwill and Other Intangibles:

  Following is a summary of intangible assets at February 26, 2000 and February 27, 1999:

                                                            2000        1999
                                                         ----------  ----------
   Goodwill............................................. $2,218,761  $2,278,002
   Trade name...........................................    113,300     113,300
   Lease acquisition costs and favorable leases.........    739,406     730,893
   Prescription files and customer lists................    558,226     533,132
   Assembled workforce..................................     62,947      61,959
   Other................................................     21,900      21,900
                                                         ----------  ----------
                                                          3,714,540   3,739,186
   Accumulated amortization.............................   (583,470)   (416,327)
                                                         ----------  ----------
                                                         $3,131,070  $3,322,859
                                                         ==========  ==========

10. Accrued Salaries, Wages, and other Current Liabilities:

  Accrued salaries, wages and other current liabilities consist of the following at February 26, 2000 and February 27, 1999:

                                                              2000      1999
                                                            --------- ---------
   Accrued compensation.................................... $ 183,099 $ 277,862
   Accrued interest........................................    61,441    42,631
   Reserve for lease exit costs............................    42,651    49,588
   Deferred rent...........................................    40,871    50,628
   Deferred income.........................................    44,581    66,287
   Other...................................................   503,782   170,244
                                                            --------- ---------
                                                            $ 876,425 $ 657,240
                                                            ========= =========

                     RITE AID CORPORATION AND SUBSIDIARIES

11. Indebtedness and Credit Agreements:

  Following is a summary of indebtedness at February 26, 2000 and February 27, 1999:

                                                         2000        1999
                                                      ----------  -----------
Commercial paper borrowings under existing credit
 facilities--5.2% and 5.5% weighted average rates in
 fiscal years 2000, and 1999......................... $  192,000  $ 1,783,125
Revolving credit facility due 2002 (amended and
 restated)...........................................    716,073          --
Term loan due 2002 (amended and restated)............  1,300,000          --
Term note due 2002 (amended and restated)............    272,422          --
5.25% convertible subordinated notes due 2002........    649,986      649,991
6.70% notes due 2001.................................    350,000      350,000
7.125% notes due 2007................................    350,000      350,000
7.70% notes due 2027.................................    300,000      300,000
5.50% fixed-rate senior notes due 2000...............    200,000      200,000
6.00% dealer remarketable securities due 2003........    200,000      200,000
6.00% fixed-rate senior notes due 2005...............    200,000      200,000
7.625% senior notes due 2005.........................    200,000      200,000
6.875% senior debentures due 2013....................    200,000      200,000
6.125% fixed-rate senior notes due 2008..............    150,000      150,000
6.875% fixed-rate senior notes due 2028..............    150,000      150,000
3.5% to 10.475% industrial development bonds due
 through 2016........................................      5,196        8,672
Other................................................     29,056       31,283
                                                      ----------  -----------
                                                       5,464,733    4,773,071
Short-term debt and current maturities of long-term
 debt................................................    (76,086)  (1,570,789)
                                                      ----------  -----------
Long-term debt less current maturities............... $5,388,647  $ 3,202,282
                                                      ==========  ===========

  In December 1999, absent a waiver the Company would have failed to meet certain reporting covenants contained in its bank credit and loan agreements and public debt indentures, in particular the filing of quarterly financial information in a timely manner. As a result, the Company obtained waivers of these reporting requirements. These waivers relieve the Company from the reporting requirements until July 11, 2000 at which time the Company is required to submit all delinquent reports. In particular, the Company must submit quarterly financial information for the quarters ended November 27, 1999 and May 27, 2000 and the fiscal year ended February 26, 2000. These waivers enabled the Company to continue accessing funds under the credit arrangements and provided a stay from debt acceleration clauses contained under both the bank credit and loan agreements and the public debt indentures. Company management subsequently renegotiated all of its bank credit and loan agreements (see note 23). Management believes that they are in compliance with the covenants contained within these new agreements.

  As described in Note 23, in connection with a refinancing on June 14, 2000, the Company extended the maturity date of all its bank debt to 2002. In addition, $52,500 of the Company's 5.50% senior notes due December 2000 were exchanged for new 10.50% senior secured notes due September 2002. Another $93,200 of the 5.50% senior notes will be refinanced in December 2000 with proceeds received from the sale of 10.50% senior secured notes due September 2002 through a forward purchase agreement. All bank debt and notes with extended maturities are reflected as long-term debt in the financial statements.

  As of February 27, 1999, the Company had a $1,000,000 unsecured revolving credit facility, expiring in July 2001, to support its commercial paper program and a $1,300,000 unsecured revolving credit facility, expiring in October 1999, to support commercial paper borrowings to complete the acquisition of PCS. In June 1999, the Company borrowed an additional $300,000 from one of its banks under a demand note. In September 1999, the Company determined it was in default on certain financial covenants in the credit agreements. On October 27, 1999,

                     RITE AID CORPORATION AND SUBSIDIARIES
the Company's banks agreed to extend $2,600,000 of its outstanding credit facilities. As a result, the due dates of the $1,300,000 revolving credit facility scheduled to mature on October 29, 1999 and the $300,000 note that was due on demand were extended to November 1, 2000. The Company's $1,000,000 revolving credit facility, which was to mature on July 19, 2001, was also amended and restated. Borrowings under the credit facilities carry higher interest costs than commercial paper. The interest rates under the Company's credit facilities are based on prime or LIBOR plus a risk adjusted spread. As of February 26, 2000, borrowings under the $1,300,000 facility were at LIBOR plus 3.5%. Borrowings outstanding under the $1,000,000 facility and the $300,000 bank note were $716,073 and $272,422, respectively, as of February 26, 2000 with interest rates at LIBOR plus 4.00%. Borrowings repaid under these credit facilities cannot be re-borrowed. These borrowings have financial and restrictive covenants that, among other things, restrict our ability to incur liens and debt, pay dividends, make redemptions and repurchases of capital stock, make loans, investments and capital expenditures, prepay, redeem, or repurchase debt, engage in mergers, consolidations, asset dispositions, sale leaseback transactions and affiliate transactions, change our business, amend certain debt and other material agreements, issue and sell capital stock of subsidiaries, make distributions from subsidiaries and grant negative pledges to creditors.

  In connection with obtaining waivers of compliance with, and modifications to certain of the covenants during the third and fourth quarters of fiscal year 2000 and the subsequent extensions and restructuring described above, the Company paid fees and transaction costs of approximately $62,777. Additionally, the Company issued three-year warrants to purchase 2,500,000 shares of common stock at $11.00 per share.

  The fair value assigned to the warrants was $8,500 and is being amortized over the term of the associated debt instruments. Additionally, as part of the restructuring, the Company entered into a financial advisory agreement for a period of one year. The Company is making payments under the advisory agreement of $2,000 per month. These costs are being amortized over the life of the contract, which approximates the term of restructured debt agreements.

  On December 15, 1998, the Company completed the sale of securities aggregating $700,000. The sale of securities included $200,000 of 5.50% fixed-rate senior notes due December 15, 2000; $200,000 of 6.00% fixed-rate senior notes due December 15, 2005; $150,000 of 6.125% fixed-rate senior notes due December 15, 2008; and $150,000 of 6.875% fixed-rate senior notes due December 15, 2028. Interest is payable semi-annually on December 15 and June 15. Financing costs for each issue are being amortized over the period until the maturity date.

  On September 22, 1998, the Company issued $200,000 of dealer remarketable securities ("DRS") due October 1, 2013. The DRS bear interest at a rate of 6.00% from September 22, 1998 until October 1, 2003 (the remarketing date). Interest is payable semi-annually on April 1 and October 1 of each year commencing April 1, 1999. Finance costs are being amortized over the period until the remarketing date. If the remarketing dealer elects to remarket the DRS, the DRS will be subject to mandatory tender on the remarketing date. If the remarketing dealer elects not to remarket the DRS, or for any reason does not purchase all of the DRS on the remarketing Date, the Company will be required to purchase on the remarketing date any DRS that have not been purchased by the remarketing dealer. Net proceeds from the sale of securities were used to repay commercial paper previously issued by the Company. On December 24, 1999, the remarketing dealer put their remarketing option back to the Company resulting in a final maturity date for the DRS of October 1, 2003.

  On September 10, 1997, the Company completed the sale of $650,000 of 5.25% convertible subordinated notes due September 15, 2002. The notes are convertible into shares of the Company's common stock at any time on or after the 90th day following the last issuance of notes and prior to the close of business on the maturity date, unless previously redeemed or repurchased. The conversion price is $36.14 per share (equivalent to a conversion rate of 27.67 shares per $1 principal amount of notes), subject to adjustment in certain events. Interest on the notes is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 1998. The notes may be redeemed at the option of the Company on or after September 15, 2000, in whole or in part. The proceeds from the sale of the notes were used to refinance and repay commercial paper previously issued by the Company.

                     RITE AID CORPORATION AND SUBSIDIARIES

  On December 20, 1996, the Company issued securities aggregating $1,000,000. The sale of securities included $350,000 of 6.70% notes due December 15, 2001, $350,000 of 7.125% notes due January 15, 2007 and $300,000 of 7.70% debentures due February 15, 2027.

  On April 20, 1995, the Company issued $200,000 of 7.625% senior notes due April 15, 2005. Net proceeds from the sale of the notes were used for general corporate purposes, including the repayment of outstanding commercial paper of the Company. The notes may not be redeemed prior to maturity and will not be entitled to any sinking fund.

  In August 1993, the Company issued 6.875% senior debentures having an aggregate principal amount of $200,000. These debentures are due August 15, 2013, may not be redeemed prior to maturity, and are not entitled to any sinking fund. The net proceeds from this issuance were used for working capital and general corporate purposes, including the repayment of outstanding commercial paper of the Company.

  The Company had outstanding letters of credit of $41,624 at February 26, 2000 and $41,383, at February 27, 1999. Also, the Company had provided permanent financing guarantees to certain of its store construction developers to be effective, if such developers were unable to obtain their own permanent financing upon completion of the store construction. These guarantees totaled $33,774 at February 26, 2000 and $ 65,130 at February 27, 1999.

  The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2001, $76,086; 2002, $29,879; 2003, $3,601,985, 2004; $200,678; 2005, $2,289; and $1,553,816 in 2006 and
thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

12. Income Taxes:

  The provision for income taxes is as follows:

                                                  2000      1999       1998
                                                --------  ---------  --------
   Current tax benefit:
     Federal................................... $ 10,500  $ (19,453) $(10,059)
     State.....................................      --         --        --
                                                --------  ---------  --------
                                                  10,500    (19,453)  (10,059)
                                                --------  ---------  --------

   Deferred tax benefit:
     Federal...................................  (17,092)  (190,789)  (58,707)
     State.....................................  (11,600)   (10,713)   (4,268)
                                                --------  ---------  --------
                                                 (28,692)  (201,502)  (62,975)
                                                --------  ---------  --------
   Total income tax benefit.................... $(18,192) $(182,049) $(52,916)
                                                ========  =========  ========

  A reconciliation of the provision for income taxes as presented on the consolidated statement of operations is as follows:

                                                  2000      1999       1998
                                                --------  ---------  --------
   Income tax expense (benefit) from
    operations................................. $      8  $(182,049) $(52,916)
   Income tax expense benefit related to
    cumulative effect of accounting change.....  (18,200)       --        --
                                                --------  ---------  --------
     Total income tax benefit.................. $(18,192) $(182,049) $(52,916)
                                                ========  =========  ========

                     RITE AID CORPORATION AND SUBSIDIARIES

  A reconciliation of the statutory federal rate and the effective rate is as follows:

   Percentage                2000    1999    1998
   ----------                -----   -----   -----
   Federal statutory rate..  (35.0)% (35.0)% (35.0)%
   Nondeductible expenses..    3.3     4.0     9.2
   State income taxes,
    net....................   (4.3)   (4.3)   (3.5)
   Tax credits.............     .4      .8     1.9
   Valuation allowance.....   33.3     3.1     4.0
   Other...................    2.3     1.2     1.2
                             -----   -----   -----
   Effective tax rate......    -- %  (30.2)% (22.2)%
                             =====   =====   =====

  The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities is as follows:

                                                              2000       1999
                                                            ---------  --------
   Deferred tax assets:
     Accounts receivable................................... $  45,392  $ 46,248
     Accrued expenses......................................   140,532    70,953
     Liability for lease exit costs........................   113,907   122,370
     Pension, retirement and other benefits................    73,745    97,240
     Deferred gain.........................................    59,863       --
     Credits...............................................    69,840    53,840
     Net operating losses..................................   471,947   242,556
                                                            ---------  --------
       Total gross deferred tax assets.....................   975,226   633,207
   Valuation allowance.....................................  (474,217)  (91,765)
                                                            ---------  --------
       Net deferred tax assets.............................   501,009   541,442
                                                            ---------  --------
   Deferred tax liabilities:
     Inventory.............................................   121,119   190,772
     Long-lived assets.....................................   457,078   458,263
     Other.................................................     2,032     1,766
                                                            ---------  --------
       Total gross deferred tax liabilities................   580,229   650,801
                                                            ---------
   Net deferred tax liabilities............................ $  79,220  $109,359
                                                            =========  ========
   Current deferred tax liabilities........................       --     28,045
   Noncurrent deferred tax liabilities.....................    79,220    81,314
                                                            ---------  --------
   Net deferred tax liabilities............................ $  79,220  $109,359
                                                            =========  ========

Net Operating Losses and Tax Credits

  At February 26, 2000 and February 27, 1999, the Company has federal net operating loss (NOL) carryforwards of approximately $855,610 and $305,207, the majority of which expire between fiscal 2017 and 2020.

  At February 26, 2000 and February 27, 1999, the Company has state NOL carryforwards of approximately $1,662,602 and $927,614, the majority of which expire by fiscal 2005 and the remaining balance by fiscal 2015.

                     RITE AID CORPORATION AND SUBSIDIARIES

  At February 26, 2000 and February 27, 1999, the Company has federal business tax credit carryforwards of approximately $61,394 and $45,394, the majority of which expire between fiscal 2017 and 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $7,512 at fiscal 2000 and 1999.

Valuation Allowances

  The valuation allowances as of February 26, 2000, and February 27, 1999 are $474,217 and $91,765 respectively and principally apply to NOL and tax credit carryforwards. The Company believes that it is more likely than not that those carryovers will not be realized. The Company's valuation allowance may increase significantly in the event that it disposes of PCS. (See note 23)

12-1. Financial Instruments:

  The carrying amounts and fair values of financial instruments at February 26, 2000 and February 27, 1999 are listed as follows:

                                           2000                  1999
                                   --------------------- ---------------------
                                    Carrying              Carrying
                                     Amount   Fair Value   Amount   Fair Value
                                   ---------- ---------- ---------- ----------
   Commercial paper and credit
    facility indebtedness......... $2,480,495 $2,480,495 $1,783,125 $1,783,125
   Long-term indebtedness
    (excluding lease contracts)...  2,984,238  1,959,252  2,989,946  3,217,057
   Note receivable................     32,889     36,102     29,043     34,310

  Cash, trade receivables and trade payables are carried at market value, which approximate their fair values due to the short-term maturity of these instruments.

  The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Commercial paper and LIBOR-based borrowings under credit facilities:

  The carrying amounts for commercial paper indebtedness and LIBOR-based borrowings under the credit facilities, term loan and term note approximate their fair market values due to the short-term nature of the obligations and the variable interest rates.

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

Note receivable:

  The fair value of the fixed-rate note receivable was determined using the present value of projected cash flows, discounted at a market rate of interest for similar instruments.

                     RITE AID CORPORATION AND SUBSIDIARIES

13. Retirement Plans:

  The Company and its subsidiaries have numerous retirement plans covering salaried employees and certain hourly employees. The retirement plans include a profit sharing retirement plan and other defined contribution plans. Contributions for the profit sharing plan are a discretionary percent of each covered employee's salary, as determined by the Board of Directors based on the Company's profitability. Total expenses recognized for the profit sharing plan were $9,945 in 2000, $6,091 in 1999, and $2,363 in 1998. Employer
contributions for other defined contribution plans are generally based upon a percentage of employee contributions. The expenses recognized for these plans were $10,375 in 2000, $7,847 in 1999, and $8,293 in 1998. There are also several defined benefit plans that require benefits to be paid to eligible employees based upon years of service with the Company or formulas applied to their compensation. The Company's funding policy is to contribute the minimum required by the Employee Retirement Income Security Act of 1974.

  Net periodic pension cost for the defined benefit plans includes the following components:

                                                         Nonqualified
                          Defined Benefit Pension    Executive Retirement Retiree Health
                                   Plans                     Plan         Benefits Plan
                          -------------------------  -------------------- --------------
                           2000     1999     1998     2000   1999   1998  2000 1999 1998
                          -------  -------  -------  ------ ------ ------ ---- ---- ----
Service cost............  $ 8,505  $ 5,363  $ 5,015  $  671 $  514 $  402 $693 $57  $--
Interest cost...........    5,851    4,091    3,559   1,497  1,424  1,350  252  22   --
Expected return on plan
 assets.................   (7,670)  (5,117)  (4,219)    --     --     --   --  --    --
Amortization of
 unrecognized net
 transition
 (asset)/obligation.....     (160)    (160)    (160)  1,163  1,163  1,163  --  --    --
Amortization of
 unrecognized prior
 service cost...........      376      473      390     --     --     --   --  --    --
Amortization of
 unrecognized net gain..     (182)    (202)     --      --     --     --   --  --    --
                          -------  -------  -------  ------ ------ ------ ---- ---  ----
Pension expense.........  $ 6,720  $ 4,448  $ 4,585  $3,331 $3,101 $2,915 $945 $79  $--
                          =======  =======  =======  ====== ====== ====== ==== ===  ====

                     RITE AID CORPORATION AND SUBSIDIARIES

  The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's retirement and health benefits plans, as well as the funded status and amounts recognized in the Company's balance sheet as of February 26, 2000 and February 27, 1999:

                                               Nonqualified
                          Defined Benefit        Executive       Retiree Health
                           Pension Plans      Retirement Plan    Benefits Plans
                          -----------------  ------------------  ----------------
                            2000     1999      2000      1999     2000     1999
                          --------  -------  --------  --------  -------  -------
Change in benefit
 obligations:
  Benefit obligation at
   end of prior year....  $ 86,908  $58,048  $ 21,891  $ 20,906  $ 3,433  $   --
  Service cost..........     8,505    5,363       671       514      693       57
  Interest cost.........     5,851    4,091     1,497     1,424      252       22
  Distributions.........    (9,844)  (6,097)   (1,224)     (650)     (60)      (5)
  Purchase of PCS.......       --    23,537       --        --       --     3,359
  Change due to change
   in assumptions.......    (4,655)   1,486    (1,281)      (50)     --       --
  Change due to plan
   amendment............       187      665    18,891       --       --       --
  Actuarial (gain) or
   loss.................     2,425     (185)   (5,754)     (253)     323      --
                          --------  -------  --------  --------  -------  -------
Benefit obligation at
 end of year............  $ 89,377  $86,908  $ 34,691  $ 21,891  $ 4,641  $ 3,433
                          ========  =======  ========  ========  =======  =======
Change in plan assets:
  Fair value of plan
   assets at beginning
   of year..............  $ 93,366  $58,212  $    --   $    --   $   --   $   --
  Employer
   contributions........     5,611    7,315     1,224       651       60        5
  Actual return on plan
   assets...............    20,544   13,727       --        --       --       --
  Purchase of PCS.......       --    21,507       --        --       --       --
  Distributions
   (including assumed
   expenses)............   (10,601)  (6,744)   (1,224)     (651)     (60)      (5)
                          --------  -------  --------  --------  -------  -------
Fair value of plan
 assets at end of year..  $108,920  $94,017  $    --   $    --   $   --   $   --
                          ========  =======  ========  ========  =======  =======
Funded status...........  $ 19,543  $ 7,109  $(34,691) $(21,891) $(4,641) $(3,433)
Unrecognized net loss
 (gain).................   (21,532)  (7,369)   (5,972)    1,064      323      --
Unrecognized prior
 service cost...........     1,808    2,752    18,891       --       --       --
Unrecognized net
 transition (asset) or
 obligation.............      (339)    (498)   12,790    13,953      --       --
                          --------  -------  --------  --------  -------  -------
Prepaid or (accrued)
 pension cost
 recognized.............  $   (520) $ 1,994  $ (8,982) $ (6,874) $(4,318) $(3,433)
                          ========  =======  ========  ========  =======  =======
Amounts recognized in
 consolidated balance
 sheets consisted of:
  Prepaid (accrued)
   pension cost.........  $  4,787  $ 4,551  $ (8,982) $ (6,874) $   --   $   --
  Adjustment to
   recognize additional
   minimum liability....       --     1,039   (22,836)  (12,536)     --       --
  Accrued pension
   liability............    (5,307)  (3,596)      --        --    (4,318)  (3,433)
  Pension intangible
   asset................       --       --     22,836    12,061      --       --
  Accumulated other
   comprehensive
   income...............       --       --        --        475      --       --
                          --------  -------  --------  --------  -------  -------
Net amount recognized...  $   (520) $ 1,994  $ (8,982) $ (6,874) $(4,318) $(3,433)
                          ========  =======  ========  ========  =======  =======

                     RITE AID CORPORATION AND SUBSIDIARIES

  The amounts recognized in the accompanying consolidated balance sheets as of February 26, 2000 and February 27, 1999 are as follows:

                            Defined Benefit   Nonqualified Executive    Retiree Health
                             Pension Plans        Retirement Plan        Benefits Plan
                            ----------------  ------------------------  ----------------
                             2000     1999       2000         1999       2000     1999
                            -------  -------  -----------  -----------  -------  -------
   Accrued benefit
    liability.............. $(5,307) $(2,557) $    (8,982) $    (6,874) $(4,318) $(3,433)
   Prepaid pension cost....   4,787    4,551          --           --       --       --
                            -------  -------  -----------  -----------  -------  -------
   Net amount recognized... $  (520) $ 1,994  $    (8,982) $    (6,874) $(4,318) $(3,433)
                            =======  =======  ===========  ===========  =======  =======

  The accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with plan assets in excess of accumulated benefit obligations were $58,798 and $84,084, respectively, as of February 26, 2000, and $30,579 and $24,836, respectively, as of February 27, 1999.

  The significant actuarial assumptions used for all defined benefit pension plans were as follows:

                              Defined Benefit  Non-Qualified
                               Pension Plan      Executive     Defined Benefit
                               (Retail Drug      Retirement     Pension Plan
                                 Segment)           Plan        (PBM Segment)
                             ----------------- -------------- -----------------
   Percentage                2000  1999  1998  2000 1999 1998 2000  1999  1998
   ----------                ----- ----- ----- ---- ---- ---- ----- ----- -----
   Discount rate............  7.25  6.75  7.00 7.83 9.00 7.93  7.80  7.80  --
   Rate of increase in
    future
    compensation levels.....  4.50  4.75  4.75 3.00 3.00 3.00  5.90   --   --
   Expected long-term rate
    of return on
    plan assets.............  9.00  9.00  9.00 9.00 9.00 9.00  9.00   --   --

  Through its acquisition of PCS, the Company also assumed a retiree health benefits plan that provides for certain health benefits at retirement for covered employees. Healthcare cost trend rates were assumed to increase at an annual rate of 6.5 percent in 1999 for participants under the age of 65, and decrease one-half percent per year to 5.0 percent in 2002 and thereafter. For participants over the age of 65, the rate was assumed to increase 5.0 percent in 1999 and thereafter.

  The assumed health care cost trend rates have a significant effect on the retiree health benefits amounts reported. If these trend rates were to be increased by one percentage point each future year, the accumulated post-retirement benefit obligation would increase by 16.1 percent and the aggregate service and interest cost components of the expense recognized in 2000 would increase by 17.6 percent. A one percentage point decrease in these rates would reduce the accumulated post-retirement benefit obligation by 13.9 percent and the aggregate service and interest cost components of the expense recognized in 2000 would decrease by 14.9 percent.

                     RITE AID CORPORATION AND SUBSIDIARIES

14. Leases:

  The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 10 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 7 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance, and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income, was $423,926 in 2000, $330,513 in 1999 and $267,384 in 1998. These amounts include contingent rentals of $19,124, $26,761, and $23,628, respectively. Deferred rent credits total $6,078 and $5,267 at February 26, 2000 and February 27, 1999, respectively.

  The company is a guarantor on certain leases transferred to third parties through sales or assignments.

  The Company leases certain facilities through sale-leaseback arrangements accounted for using the financing method. Proceeds from sale-leaseback programs were approximately $74,899 in 2000, $504,990 in 1999 and $323,803 in 1998.

  The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method are summarized as follows:

                                                       February 26, February 27,
                                                           2000         1999
                                                       ------------ ------------
   Land...............................................    343,948      328,610
   Buildings..........................................    562,699      533,805
   Equipment..........................................     86,348       77,453
   Accumulated depreciation...........................    (36,043)     (20,391)
                                                         --------     --------
                                                         $956,952     $919,477

  Following is a summary of lease finance obligations at February 26, 2000 and February 27, 1999:

                                                          2000        1999
                                                       ----------  ----------
Sale-Leaseback obligations accounted for under the
 financing method..................................... $  989,908  $  934,906
Obligations under capital leases......................    154,224     206,794
                                                       ----------  ----------
Total.................................................  1,144,132   1,141,700
Less current obligation...............................    (25,928)    (31,522)
                                                       ----------  ----------
Long-term lease finance obligations................... $1,118,204  $1,110,178
                                                       ==========  ==========

  Following are the minimum lease payments net of sublease income that will have to be made in each of the years indicated based on non-cancellable leases in effect as of February 26, 2000:

                                               Financing obligation
                                               under sale-leaseback
                                                 arrangements and
                                                  Capital Lease      Operating
   Fiscal year                                     obligations        Leases
   -----------                                 -------------------- -----------
   2001.......................................     $   119,757      $   460,252
   2002.......................................         119,264          446,324
   2003.......................................         116,687          424,387
   2004.......................................         114,701          398,264
   2005.......................................         114,201          380,415
   Later years................................       1,454,176        3,676,112
                                                   -----------      -----------
   Total minimum lease payments...............       2,039,286      $ 5,785,754
                                                                    ===========
   Amount representing interest...............         895,154
                                                   -----------
   Present value of minimum lease payments....     $ 1,144,132
                                                   ===========

                     RITE AID CORPORATION AND SUBSIDIARIES

15. Capital Stock:

  In October 1999, the Company issued 3,000,000 shares of $1.00 par value 8% Series A Convertible Preferred Stock for cash of $300,000. The shares have a liquidation value of $100.00 per share with preference over all existing classes of preferred stock. The shares are callable by the Company beginning October 2004 at the liquidation value plus a 5% premium. The shares accrue cumulative dividends at 8% of the liquidation value of the outstanding shares. Dividends may be paid in cash or additional shares. In December 1999, the shares were exchanged for Series B Convertible Preferred Stock with the same characteristics except that each Series B share has voting rights equivalent to one share of common stock. The terms of the shares provide that they are convertible into common stock at an initial conversion rate of $11.00 per common share subject to adjustment based on future declines in the quoted price or subsequent equity transactions based on per share prices lower than $11.00. As a result of the Company's equity transaction on June 14, 2000, further described in note 23, the conversion price was subsequently adjusted to a conversion price of $5.50 per share. The resulting beneficial conversion feature of approximately $165 million (representing the difference between $5.50 and the market price of the Company's common stock on the issuance date of the preferred stock), will be accreted as a return on the preferred stock and will decrease earnings available to common shareholders beginning in the second quarter of fiscal 2001.

  At a Special Meeting of Stockholders held on February 22, 1999, an amendment to Rite Aid's Restated Certificate of Incorporation was approved to increase the number of authorized shares of common stock, $1.00 par value, from 300,000,000 to 600,000,000. Accordingly, the authorized capital stock of the Company consists of 600,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having a par value of $1.00 per share. Preferred stock is issued in series subject to terms established by the Board of Directors.

  On February 2, 1998, the Company effected a two-for-one stock split of the Company's common stock to stockholders of record at the close of business on January 20, 1998. The stock split increased the number of shares outstanding by 135,644,000 shares. All share and per share amounts have been restated to give effect to the stock split.

16. Redeemable Preferred Stock:

  In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of Rite Aid Corporation, issued 63,000 and 150,000, shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0 percent per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at the estimated fair value of $5,695 and $13,559 for the 2000 and 1999 issuances, respectively, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders' equity using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretions were $97 in fiscal year 2000 and $0 in 1999.

  In March 1998, RX Choice, Inc., a wholly owned subsidiary of Rite Aid Corporation ("Rite Aid"), issued 10,000 shares of preferred stock, par value $0.01, with a liquidation preference per share of $1,000 per share. Granted to the holder of each share of preferred stock was an option ("Put Option") to sell to Rite Aid all or any portion of the preferred stock held by the holder on the date the Put Option is exercised. Each Put Option may be exercised any time after March 25, 2003 and before March 25, 2004. In addition, Rite Aid has an option ("Call Option") to purchase from the holders of the preferred stock, all or any portion of the shares of preferred stock upon the exercise of the Call Option. The Call Option may be exercised by Rite Aid any time after March 20, 2004 and before March 20, 2005. The preferred stock carries a mandatory obligation to declare and

                     RITE AID CORPORATION AND SUBSIDIARIES
pay preferential dividends at the rate of 7.70 percent per annum of the liquidation preference per share, payable quarterly. As amended and restated, the articles of incorporation of RX Choice, Inc. authorize the issuance of 10,000 shares of preferred stock, of which 10,000 shares were issued in 1999. During 2000, the Company repurchased and retired all of the shares at the redemption value of $10,000.

17. Reconciliation of Numerator and Denominator for Basic and Diluted Earnings Per Share:

                                         February 26,  February 27,  February 28,
                                             2000          1999          1998
                                         ------------  ------------  ------------
   Numerator for earnings per share:
     Loss before cumulative effect of
      accounting change................. $(1,115,756)  $  (422,482)  $  (186,191)
     Accretion of redeemable preferred
      stock.............................         (97)          --            --
     Dividends on preferred stock.......     (10,110)         (627)          --
                                         -----------   -----------   -----------
     Loss before cumulative effect of
      accounting change attributable to
      common stockholders...............  (1,125,963)     (423,109)     (186,191)
     Cumulative effect of accounting
      change............................     (27,300)          --            --
                                         -----------   -----------   -----------
   Net loss attributable to common
    stockholders........................ $(1,153,263)  $  (423,109)  $  (186,191)
                                         ===========   ===========   ===========
   Denominator:
     Basic weighted average shares...... 259,139,000   258,516,000   250,659,000
     Diluted weighted average shares.... 259,139,000   258,516,000   250,659,000
   Basic and diluted loss per share:
     Loss per share before cumulative
      effect of accounting change....... $     (4.34)  $     (1.64)  $     (0.74)
     Cumulative effect of accounting
      change............................       (0.11)          --            --
                                         -----------   -----------   -----------
     Basic and diluted loss per share... $     (4.45)  $     (1.64)  $     (0.74)
                                         ===========   ===========   ===========

  In fiscal years 2000, 1999 and 1998, no potential common shares have been included in the calculation of diluted earnings per share because of the losses reported.

18. Stock Option and Stock Award Plans:

  The Company reserved 22,000,000 shares of its common stock for the granting of stock options and other incentive awards to officers and key employees under the 1990 Omnibus Stock Incentive Plan (the "1990 Plan"). Options may be granted, with or without stock appreciation rights ("SARs"), at prices that are not less than the fair market value of a share of common stock on the date of grant. The 1990 Plan provides for the Compensation Committee to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. The exercise of either a SAR or option automatically will cancel any related option or SAR. Under the Plan, the payment for SARs will be made in shares, cash or a combination of cash and shares at the discretion of the Compensation Committee.

  In November 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), under which 10,000,000 shares of common stock are reserved for the granting of stock options at the discretion of the Board of Directors. Under the 1999 Plan, stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant.

                     RITE AID CORPORATION AND SUBSIDIARIES

  Following is a summary of stock option transactions for the three fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998:

                                                                        Weighted
                                                                        Average
                                                                         Price
                                                                          Per
                                                              Shares     Share
                                                            ----------  --------
   Balance, March 1, 1997.................................. 12,168,650   $13.43
     Granted...............................................    401,000    26.59
     Exercised.............................................   (771,500)   12.60
     Canceled..............................................   (306,376)   12.89
                                                            ----------   ------
   Balance, February 28, 1998.............................. 11,491,774    13.96
     Granted...............................................  4,054,000    32.74
     Exercised.............................................   (633,575)   14.58
     Canceled..............................................   (241,500)   20.18
                                                            ----------   ------
   Balance, February 27, 1999.............................. 14,670,699    19.02
     Granted............................................... 18,687,562     7.95
     Exercised.............................................    (64,650)   13.61
     Canceled.............................................. (7,488,707)   14.60
                                                            ----------   ------
   Balance, February 26, 2000.............................. 25,804,904   $12.30
                                                            ==========   ======

  For various price ranges, weighted average characteristics of outstanding stock options at February 26, 2000 were as follows:

                            Outstanding Options           Exercisable Options
                      ----------------------------------  ---------------------
                                   Remaining   Weighted               Weighted
       Range of                      life      Average                Average
   exercise prices      Shares      (years)     Price      Shares      Price
   ---------------      ------     ---------   --------    ------     --------
   $ 5.38              5,855,308     9.70       $ 5.38      600,000    $ 5.38
   $ 6.75 to $ 7.13      638,000     9.94       $ 6.94          --        --
   $ 7.35              7,000,000     9.77       $ 7.35      388,889    $ 7.35
   $ 7.44 to $ 9.25    3,059,416     5.82       $ 8.56    1,792,699    $ 9.22
   $ 9.56 to $16.50    2,955,600     5.54       $13.85    2,481,450    $13.42
   $16.63 to $23.00    2,871,000     7.35       $19.02    1,935,750    $17.16
   $23.06 to $32.00    2,791,080     8.40       $29.29      132,000    $29.39
   $32.06 to $48.81      634,500     8.61       $41.98      124,375    $43.89
   ----------------   ----------     ----       ------    ---------    ------
   $ 5.38 to $48.81   25,804,904     8.36       $12.30    7,455,163    $13.21
   ================   ==========     ====       ======    =========    ======

                     RITE AID CORPORATION AND SUBSIDIARIES

  The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based upon the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                       February 26,  February 27, February 28,
                                           2000          1999         1998
                                       ------------  ------------ ------------
   Net loss .......................... $(1,143,056)   $(422,482)   $(186,191)
   Pro forma compensation expense
    under fair value method...........     (13,478)      (9,658)      (5,686)
   Pro forma net loss.................  (1,156,534)    (432,140)    (191,877)
   Accretion of redeemable preferred
    stock.............................         (97)         --           --
   Dividends on preferred stock.......     (10,110)        (627)         --
   Pro forma net loss attributable to
    common stockholders............... $(1,166,741)   $(432,767)   $(191,877)
   Pro forma basic and diluted loss
    per share......................... $     (4.50)   $   (1.67)   $   (0.77)

  The pro forma amounts only take into account the options issued since March 5, 1995. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       2000      1999     1998
                                                     --------- --------- -------
   Expected stock price volatility..................     58.0%     30.7%   25.0%
   Expected dividend yield..........................      0.0%      1.0%    1.5%
   Risk-free interest rate..........................      6.3%      5.6%    1.6%
   Expected life of options......................... 4.2 years 6.7 years 5 years

  The average fair value of each option granted during 2000, 1999 and 1998 was $4.09, $12.36 and $3.55, respectively.

Restricted Stock

  In December 1999, the new executive team received restricted stock grants of 1,000 shares. The Company recorded these grants at a fair value on the date of the grant of $8,250. During fiscal 2000, the Company also made tax payments on behalf of the executives to help defray the tax effects of the grant to the executive. Under the restricted stock agreement, the restrictions placed on the shares lapse over the period from December 1999 to November 2002. However, in most circumstances the executive would only have to provide one year of service to the Company to earn the total number of shares. Accordingly, the Company is amortizing the cost of the stock grant over a period of one year resulting in compensation expense of $2 million in 2000 relating to the grants.

Stock Appreciation Units

  The Company has issued stock appreciation units to various members of field management. The grant price for each unit is the closing price of the Company's common stock on the date of grant. The units vest four years from the date of grant. For each outstanding unit, the Company is obligated to pay out the difference between the grant price and the average market price of one share of the Company's common stock for the last twenty trading days before the vesting date. The payment may be in cash or shares, at the discretion of the Company; however, the Company has historically made cash payments.

  The Company's obligations under the stock appreciation units are remeasured at each balance sheet date and amortized to compensation expense over the vesting period.

  At February 26, 2000 and February 27, 1999, there were 7.0 million and 3.4 million stock appreciation rights units outstanding, respectively. Grant prices for units outstanding at February 26, 2000 ranged from $5.38 to $48.56 per unit. Amounts charged or (credited) to expense relating to the stock appreciation rights units for the fiscal years ended 2000, 1999, and 1998 were $(45,500), $32,200, and $22,200, respectively.

19. Business Segments:

  The Company operates in primarily two business segments: i) the Retail Drug segment, and ii) the Pharmacy Benefit Management ("PBM") segment, that includes other managed health care services and mail-order pharmacy services. The Company's business segments are organized according to the products and services offered to its customers. The Company's dominant segment is the Retail Drug segment, which consists of the operation of retail drugstores across the United States. The Company is one of the largest retail drugstore chains in the United States, with approximately 3,800 stores in operation as of February 26, 2000. The Company's drugstores' primary business is pharmacy services, with prescription drugs accounting for approximately 55 percent of total segment sales. In addition, the Company's drugstores offer a full selection of health and personal care products, seasonal merchandise and a large private label product line.

  Through the January 1999 acquisition of PCS, the Company also operates a PBM segment. Through its PBM segment, the Company offers pharmacy benefit management services to employees, insurance carriers and managed car companies as well as mail-order pharmacy services. Prior to fiscal 1999, the Company operated only the Retail Drug segment. The Retail Drug segment in 1998 includes the results of Eagle Managed Care, a PBM, which is not considered significant and a LIFO charge of $7,222.

                     RITE AID CORPORATION AND SUBSIDIARIES

  The accounting policies of each segment are substantially the same as those described in Note 1, except that segments are evaluated based upon a profit or loss measurement on a FIFO basis. Financial information for each segment is reported on this basis. The following table presents selected financial information for each business segment and a reconciliation to the selected financial information on a consolidated basis:

                                  Retail        PBM       LIFO    Consolidated
                                  Segment     Segment    Charge      Totals
                                -----------  ---------- --------  ------------
February 26, 2000:
  Revenues..................... $13,381,882  $1,299,560 $    --   $ 14,681,442
  Interest expense.............     520,336         --       --        520,336
  Depreciation and amortization
   expense.....................     423,642      77,355      --        500,997
  Loss from investment
   accounted for on the equity
   method......................     (11,893)        --       --        (11,893)
  Income tax expense
   (benefit)...................           8         --       --              8
  Cumulative effect of change
   in accounting method........         --          --   (27,300)      (27,300)
  Net (loss) income............ $(1,128,876) $   33,888 $(48,068) $(1,143,056)
  Total assets................. $ 8,188,361  $2,619,493 $    --   $ 10,807,854
  Total expenditures for
   additions to long-lived
   assets...................... $   425,047  $   28,581 $    --   $    453,628
February 27, 1999:
  Revenues..................... $12,490,309  $  292,714 $    --   $ 12,782,890
  Interest expense.............     277,007         219      --        277,226
  Depreciation and amortization
   expense.....................     392,873       6,410      --        399,283
  Loss from investment
   accounted for on the equity
   method......................        (448)        --       --           (448)
  Income tax expense
   (benefit)...................    (182,049)        --       --       (182,049)
  Net income (loss)............ $  (385,440) $ (15,161) $(21,881) $   (422,482)
  Total assets................. $ 9,784,970  $  727,570 $    --   $ 10,312,540
  Total expenditures for
   additions to long-lived
   assets...................... $ 1,347,088  $      --  $    --   $  1,347,088

20. Related Party Transactions:

  Included in Accounts receivable at February 26, 2000 and February 27, 1999, were receivables from related parties, of $5,355 and $4,175, including employee loans.

  During fiscal 2000, 1999 and 1998, the Company sold merchandise totaling $2,072, $6,225 and $25,041, respectively, to equity-method investees. During fiscal 2000, 1999, and 1998, the Company purchased equipment totaling $26,115, $27,119 and $44,105 from an equity-method investee.

  In fiscal 2000, 1999 and 1998, the Company purchased $8,800, and $8,800 of product from a manufacturer of private label over the counter medications in which a director held an ownership interest until May 31, 1999. The Company leases for $153.7 per year a 43,920 square foot storage space in a warehouse in Camp Hill, Pennsylvania, from a partnership in which a director has a 50% interest.

                     RITE AID CORPORATION AND SUBSIDIARIES

  The Company formerly operated an 8,000 square-foot store in a shopping center in which Martin Grass, the former Chairman of the Board and Chief Executive Officer, has a 50% ownership interest. The rent paid by the Company was $96 per year. In February 1999, the lease was cancelled and the Company was released from its obligation to pay over $300 in remaining lease commitments.

  Beginning in January 1999 the Company leased for $188 per year a 10,750 square-foot store in Sinking Springs, Pennsylvania, which it leases from a relative of Martin Grass, the former Chairman of the Board and Chief Executive Officer. The Company leases a 5,000 square-foot store in Mt. Carmel, Pennsylvania, from a partnership in which Martin Grass is or was a partner. The rent is $39 per year.

21. Commitments, Contingencies and Guarantees:

Legal Proceedings

  This Company is party to numerous legal proceedings, as discussed below. The Company has charged $232,778, $7,916, and $19,374, to expense for the years ended February 26, 2000, February 27, 1999, and February 28, 1998, respectively, for various pending and actual claims, litigation, and assessments based upon its determination of its material, estimable and probable liabilities in regard to the portion of these claims, lawsuits, and assessments not covered by insurance.

  In addition, as discussed below, an unfavorable resolution of certain of these matters could materially adversely effect the Company's results of operations, financial position and cash flows.

  Federal investigations

  There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving our financial reporting and other matters. The Company is cooperating fully with the SEC and the United States Attorney.

  The U.S. Department of Labor has commenced an investigation of matters relating to the Company's employee benefit plans, including its principal 401(k) plan which permitted employees to purchase Company common stock. Plan participants [held] approximately 2.8 million shares at December 31, 1998 and
3.9 million shares at December 31, 1999. Purchases of Company common stock under the plan were suspended in October 1999. The Company is cooperating fully with the Department of Labor.

  These investigations are ongoing. If the Company were convicted of any crime, certain contracts and licenses that are material to operations may be revoked, which would have a material adverse effect on results of operations, financial condition, and cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against Rite Aid could also have a material adverse effect on results of operations and financial condition.

  Stockholder litigation

  On March 12, 1999, the Company announced that the preliminary estimate for diluted earnings per share for the fourth quarter of fiscal 1999 would be approximately $0.30 to $0.32, as compared to the then existing First Call analysts' consensus estimates of $0.52 per share. After the March 12 announcement, several purported class action lawsuits were commenced in the U.S. District Court for the Eastern District of Pennsylvania and one suit was brought in the U.S. District Court for the Northern District of Florida against the Company and certain of its former officers and directors, including Martin Grass, former chairman of the board of directors and chief executive officer; Timothy Noonan, former interim chief executive officer and a former director; Franklin Brown, former vice chairman and a former director and Frank Bergonzi, former senior executive vice president and former chief financial and accounting officer. The plaintiffs in these suits allege that the defendants

                     RITE AID CORPORATION AND SUBSIDIARIES
violated certain provisions of the federal securities laws by, among other things, failing to make prompt public disclosure of the matters mentioned in its March 12 announcement. The plaintiffs also allege that the Company's financial statements for fiscal 1997, 1998 and 1999 fraudulently misrepresented the Company's financial position, results of operations and cash flows for those periods. The plaintiffs, by their original and amended complaints, seek to recover damages on behalf of all of the purchasers of Company common stock between May 1997 and October 1999. On April 18, 1999, the Court approved a stipulation among counsel that, among other things, provided for consolidation of these suits. The plaintiffs have the right until August 10, 2000 to amend the complaints to include additional allegations of wrongdoing by the defendants. In June 2000, the Company moved to transfer the Florida action to the U.S. District Court for the Eastern District of Pennsylvania. The Company is unable to predict the ultimate outcome of this litigation.

  Since May 1999, various complaints have been filed in the U.S. District Court for the Eastern District of Pennsylvania and in the Court of Chancery of the state of Delaware, federal courts in Philadelphia, Pennsylvania and Wilmington, Delaware, derivatively and on behalf of the Company, against the same officers named in the stockholder lawsuits discussed above and against certain former [and current] directors of the Company. The complaints allege essentially the same wrongful acts as are alleged in the class action lawsuits. Some of those complaints also allege that certain of the transactions discussed in the Current Report on Form 8-K filed with the SEC by the Company on February 9, 1999 constituted mismanagement, waste of corporate resources and breach of fiduciary duty. The plaintiffs seek indemnity and contribution on behalf of the Company from the individual defendants. The Company is unable to predict the ultimate outcome of this litigation.

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

  The filing of the complaint by the Florida Attorney General, and the Company's press release issued in conjunction therewith, precipitated the filing of purported federal class actions in Alabama and California and purported state class actions in New Jersey, New York, Oregon, and Pennsylvania. All of the class actions are based on facts essentially identical to those contained in the Florida complaint and none specify damages. The Company has asserted in court filings that its imposition of positive overrides was a legitimate utilization of non-uniform pricing similarly engaged in by many other sectors of retail commerce. The Company filed motions to dismiss each of the uncertified class action complaints for failure to state a claim for which relief could be granted. The Company's arguments have prevailed in each of the cases in which a court decision has been rendered thus far. On December 27, 1999, the United States District Court for the Northern District of Alabama dismissed the federal RICO claims against the Company with prejudice and the plaintiffs later filed an appeal with the Eleventh Circuit. That appeal is currently pending. On May 21, 2000, an Oregon state court judge

                     RITE AID CORPORATION AND SUBSIDIARIES
granted the Company's motion to dismiss the purported class action there with prejudice. On June 12, 2000, the United States District Court for the Central District of California dismissed that case and on June 27, 2000, a New Jersey state court dismissed that class action there. Motions to dismiss the state class actions in New York and Pennsylvania are currently pending.

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

  The Company has also recently been notified that it is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the Department of Justice. The Company believes that its existing policies and procedures fully comply with the requirement of applicable law and intends to fully cooperate with these investigations. The Company cannot, however, predict the outcome of these investigations.

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

PCS Customer Contracts

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

Vendor Arrangements

  As of February 26, 2000, the Company had outstanding commitments to purchase $140 million of merchandise inventory from a vendor for use in the normal course of business. The Company expects to satisfy these purchase commitments by fiscal 2005. Under the terms of a joint marketing agreement, the Company and the vendor are each obligated to make contributions of $51 million to a marketing fund to be used in connection with advertising and marketing of such products through September 30, 2004.

                     RITE AID CORPORATION AND SUBSIDIARIES

Employment Agreements

  The Company has employment contracts with its executive officers and various other members of senior management requiring payment of minimum annual base salaries and, in some cases, minimum target bonuses and other compensation arrangements. The terms of the agreements are three years.

  Employment agreements with four executive officers contain change in control provisions that entitle each of them to receive three times the sum of their annual base salary and annual target bonus amount. The executive officers will also receive the total amount of contributions that would have been made to the deferred compensation plan if they had been employed through the end of their employment contract. All outstanding stock options shall become fully vested and all restrictions on stock awards shall immediately lapse.

  Certain officers of PCS were provided with a financial incentive to remain at the Company. Under this retention incentive program, the participating officers vest annually in the financial benefits through January 22, 2002. The value of the benefits is determined based upon the Rite Aid stock price during the vesting period, but is not to be less than an established floor value. The Company recognized compensation expense under this program of $706 of 1999 and $7,137 in 2000. In the event of a change in control of PCS, the participating officers immediately become fully vested in the program's benefits.

22. Interim Financial Results (Unaudited):

                                                               Fiscal Year 1999
                          ------------------------------------------------------------------------------------------------
                              First Quarter           Second Quarter           Third Quarter            Fourth Quarter
                          ----------------------  -----------------------  -----------------------  ----------------------
                              As                      As                       As                       As
                          Previously      As      Previously       As      Previously       As      Previously      As
                          Reported(1)  Restated   Reported(1)   Restated   Reported(2)   Restated   Reported(2)  Restated
                          ----------- ----------  -----------  ----------  -----------  ----------  ----------- ----------
Revenues................  $3,032,681  $3,086,505  $3,011,029   $3,057,095  $3,122,930   $3,185,386  $3,565,260  $3,453,904
Costs and expenses
 excluding store
 closing, impairment and
 other charges..........   2,902,230   3,232,024   2,894,676    3,105,926   2,995,965    3,325,360   3,482,123   3,531,560
Store closing,
 impairment and other
 charges................         --       57,134     264,204       31,244      (7,298)      69,255         430      34,918
                          ----------  ----------  ----------   ----------  ----------   ----------  ----------  ----------
Income (loss) before
 income taxes...........     130,451    (202,653)   (147,851)     (80,075)    134,263     (209,229)     82,707    (112,574)
Income taxes (benefit)..      52,179     (61,027)    (59,139)     (24,114)     53,705      (63,007)      9,139     (33,901)
                          ----------  ----------  ----------   ----------  ----------   ----------  ----------  ----------
Net loss................  $   78,272  $ (141,626) $  (88,712)  $  (55,961) $   80,558   $ (146,222) $   73,568  $  (78,673)
                          ==========  ==========  ==========   ==========  ==========   ==========  ==========  ==========
Basic earnings per
 share:
  Net income (loss).....  $     0.30  $    (0.55) $    (0.34)  $    (0.22) $     0.31   $    (0.57) $     0.28  $    (0.31)
                          ==========  ==========  ==========   ==========  ==========   ==========  ==========  ==========

--------
(1) Financial data as previously reported in the Company's quarterly report on Form 10-Q for the period ended August 28, 1999.
(2) Financial data as previously reported in the Company's annual report on Form 10-K for the year ended February 27, 1999.

                     RITE AID CORPORATION AND SUBSIDIARIES

                  For the fiscal year ended February 26, 2000
                 (Dollars in thousands, except share amounts)

                                                 Fiscal Year 2000
                         ---------------------------------------------------------------------
                             First Quarter         Second Quarter
                         ---------------------  ----------------------
                             As                     As
                         Previously     As      Previously      As        Third       Fourth
                          Reported   Restated    Reported    Restated    Quarter     Quarter
                         ---------- ----------  ----------  ----------  ----------  ----------
Revenues................ $3,624,500 $3,681,108  $3,506,129  $3,522,213  $3,646,390  $3,831,731
Costs and expenses
 excluding store
 closing, impairment and
 other charges..........  3,483,358  3,697,347   3,536,096   3,618,434   3,884,571   4,448,653
Store closing,
 impairment and other
 charges................                28,238      29,343      56,094      33,119      45,734
                         ---------- ----------  ----------  ----------  ----------  ----------
Income (loss) before
 income taxes and
 cumulative effect of
 change in accounting
 method.................    141,142    (44,477)    (59,310)   (152,315)   (256,300)   (662,656)
Income taxes............     60,127       (697)    (43,908)     (2,386)     (4,015)      7,106
Income (loss) before
 cumulative effect of
 change in accounting
 method.................     81,015    (43,780)    (15,402)   (149,929)   (252,285)   (669,762)
Cumulative effect of
 change in accounting
 method, net............        --     (27,300)        --          --          --          --
                         ---------- ----------  ----------  ----------  ----------  ----------
Net income (loss)....... $   81,015 $  (71,080) $  (15,402) $ (149,929) $ (252,285) $ (669,762)
                         ========== ==========  ==========  ==========  ==========  ==========
BASIC AND DILUTED
 EARNINGS (LOSS) PER
 SHARE
  Income (loss) before
   cumulative effect of
   change in accounting
   method .............. $     0.31 $    (0.06) $    (0.06) $    (0.58) $    (0.98) $    (2.68)
  Cumulative effect of
   change in accounting
   method, net..........        --       (0.11)        --          --          --
                         ---------- ----------  ----------  ----------  ----------  ----------
  Net income (loss)..... $     0.31 $    (1.17) $    (0.06) $    (0.58) $    (0.98) $    (2.68)
                         ========== ==========  ==========  ==========  ==========  ==========

  During the third and fourth quarters of 2000, the Company incurred significant non-recurring charges. These included charges of $235,000 for litigation expenses, $62,500 for debt restructuring, $67,600 for sale of discontinued merchandise, and $49,800 for markdowns at retail stores.

23. Subsequent Events:

  Financing Transactions

  On June 14, 2000, the Company obtained a new $1,000,000 senior secured credit facility (the "Senior Facility") from a syndicate of banks. The Senior Facility is guaranteed by substantially all of the Company's wholly-owned subsidiaries, and the banks have a security interest in substantially all of the Company's accounts receivable, inventory and intellectual property and a security interest in certain real property. Of the $1,000,000 Senior Facility amount, $500,000 is in the form of a term loan due in August 2002 with interest at LIBOR plus 3.00% that was used to pay-off $300,000 of drawings under the accounts receivable securitization program; $200,000 was used for working capital and transaction expenses; and $500,000 remained available as a revolving credit facility under the Senior Facility.

  In connection with the above refinancing on June 14, 2000, the Company exchanged $52,500 of its 5.50% fixed-rate senior notes due in December 2000 and $321,800 of its 6.70% notes due in 2000 for $374,300 of 10.50% senior secured notes due 2002. The Company entered into an agreement with certain banks under which they agreed to purchase $93,200 of the 10.50% senior secured notes due 2002 when the 5.5% notes become due in December 2000.

  The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The facility requires us to meet various financial ratios and limits our capital expenditures. These ratios and capital expenditure limits are

                     RITE AID CORPORATION AND SUBSIDIARIES

                  For the fiscal year ended February 26, 2000
                 (Dollars in thousands, except share amounts)

subject to adjustment if we sell PCS. These covenants require us to maintain a minimum interest coverage ratio of .75:1 (.72:1 if PCS is sold) for the quarter ended August 26, 2000, increasing to 1.40:1 (1.40:1 if PCS is sold) for the four quarter period ending June 1, 2002 and a minimum fixed charge coverage ratio of .88:1 (.88:1 if PCS is sold) for the quarter ended August 26, 2000, increasing to 1.20:1 (1.19:1 if PCS is sold) for the four quarter period ending June 1, 2002. We also must maintain consolidated EBITDA (as defined in the senior secured credit facility) of no less than $104.0 million ($81.0 million if PCS is sold) for the quarter ended August 26, 2000, increasing to $894.0 million ($720.0 million if PCS is sold) for the quarter period ending June 1, 2002. In addition, our capital expenditures are limited to $70.0 million ($64.0 million if PCS is sold) for the fiscal quarter ended August 26, 2000, increasing to $265.0 million ($243.0 million if PCS is sold) for the quarter period ending June 1, 2002.

  Also on June 14, 2000, the Company exchanged certain credit facility debt with a carrying amount of $284,820 for 51,785,434 shares of the Company's common stock at $5.50 per share and extended the maturity of its remaining $2,147,188 of bank debt to August 2002. As a result of the exchange of the credit facility debt, the Company is expected to record a loss on extinguishment of $13.3 million in the second quarter of fiscal 2001.

  On June 26, 2000 in a separate transaction, the Company exchanged a total of 17,779,000 shares of Rite Aid common stock for $177,790 principal amount of the 5.25% convertible subordinated notes due 2002. As a result of the exchange, the Company is expected to record a loss on extinguishment of approximately $88 million in the second quarter of fiscal 2001.

  In the second quarter of fiscal year 2001 the Company entered into interest rate swap agreements in order to reduce its exposure to floating rate debt. The contracts extend through June 2002 and effectively fix the rate on $1,000 million of debt at 7.01% through the period.

  The Company is currently in negotiations concerning the possible sale of PCS. The negotiations are on-going and an agreement could be announced at any time. No agreement has been reached at the time of this filing. No assurance can be given that an agreement will be reached or that, if an agreement is entered into, that a sale of PCS will be completed. If no sale transaction is available on terms we consider acceptable, we intend to continue to own and operate PCS. Based on the current negotiations, we expect to incur a substantial loss upon the commitment to sell PCS compared to the acquisition cost of $1.5 billion. See "Management's Discussion of Results of Operations and Financial Condition -- General."

24. Restatement of Financial Statements

  On June 1, 1999 the Company filed its annual report on Form 10-K which included its consolidated financial statements covering fiscal years 1997 and 1998 that had been restated to correct certain accounting errors. Subsequent to this restatement, the Company determined that the errors were greater than originally discovered and, in its Quarterly Report on Form 10-Q for the second quarter of fiscal 2000 filed on November 2, 1999, the Company restated its previously reported interim financial statements and the fiscal year-end balance sheet as of February 27, 1999.

                     RITE AID CORPORATION AND SUBSIDIARIES

                  For the fiscal year ended February 26, 2000
                 (Dollars in thousands, except share amounts)


  Subsequent to the restatements described in the preceeding paragraph, the Company determined that additional adjustments are required to correct numerous errors in the previously issued financial statements. The adjustments consist of numerous items; however, the principal reasons and significant effects of the restatement on the accompanying financial statements from amounts previously reported in the 1999 Annual Report on Form 10-K are summarized as follows:

                             As of and for the       For the fiscal     As of
                             fiscal year ended         year ended      March 2,
                             February 27, 1999      February 27, 1998    1997
                          ------------------------  ----------------- ----------
                                         Increase       Increase
                                        (decrease)     (decrease)      Decrease
                          Decrease in   to results     to results         in
                            Retained        of             of          Retained
                            earnings    operators      operations      earnings
                          ------------  ----------  ----------------- ----------
Purchase accounting.....  $   (300,767) $ (133,866)    $ (152,060)    $  (14,841)
Exit costs and
 impairment of operating
 and other assets.......      (210,319)     44,694       (141,237)      (113,776)
Accruals for operating
 expenses...............      (466,309)   (123,143)       (81,006)      (262,160)
Property, plant, and
 equipment..............      (506,210)   (110,435)      (246,223)      (149,552)
Inventory and cost of
 goods sold.............      (635,995)   (438,799)       (63,385)      (133,811)
Capital leases and sale-
 leaseback accounting...       (55,428)    (13,683)       (40,667)        (1,078)
Other...................      (163,965)    (28,869)       (31,097)      (104,626)
Income taxes............       727,163     237,933        263,614        225,616
                          ------------  ----------     ----------     ----------
Total...................  $ (1,611,830) $ (566,168)    $ (492,061)    $ (554,228)
                          ============  ==========     ==========     ==========

  A description of the principal adjustments follows:

Purchase Accounting

  The Company acquired Thrifty PayLess, Inc. in fiscal 1997 and Harco Inc. and K&B Incorporated in fiscal 1998. Certain liabilities associated with these acquisitions that had previously been established have been either reduced or eliminated with a corresponding decrease in goodwill, to correctly reflect the fair value of the assets acquired and liabilities assumed at the dates of acquisition.

Exit Costs and Impairment of Operating and Other Assets

  The restated financial statements reflect adjustments to appropriately recognize charges related to store closures in the period in which the decision, and ability, to close a store had been made. In addition, other charges not related to exiting stores and gains from the sale of certain assets that had previously been recorded ad adjustments to the store exit liability have been reflected as income or expense in the period in which they were incurred or realized.

  Adjustments have also been made to record impairment charges for stores and other assets in the period in which the impairment occurred; adn to change the method used ot evaluate evaluate assets for impairment from a market level to an individuall store level because this is the lowest level of independent cash flows ascertainable for purposes of measuring impairment.

Accruals for Operating Expenses

  The restated financial statements reflect adjustments to expense certain operating costs in the period in which they were incurred and to record a corresponding liability for those items not paid at the end of the period. Such costs primarily consisted of payroll, vacation pay, incentive compensation, executive retirement plans, scheduled rent increases, and certain insurance claims.

Property, Plant, and Equipment

  The restated financial statements reflect adjustments to charge certain items previously capitalized to expense in the period in which they were incurred. Such items include certain costs for repairs and maintenance, interest, and internal software development. The adjustments also include increases in depreciation expense to

                     RITE AID CORPORATION AND SUBSIDIARIES

                  For the fiscal year ended February 26, 2000
                 (Dollars in thousands, except share amounts)

reverse the effects of retroactive changes made to the useful lives of certain assets, and to depreciate assets misclassified as construction in-progress.

Inventory and Cost of Goods Sold

  The restated financial statements reflect adjustments to inventory and cost of goods sold related primarily to reverse unearned vendor allowances previously recorded as a reduction to cost of goods sold; to correctly apply the retail method of accounting, establish obsolescence reserves, recognize certain selling costs including promotional markdowns and shrink in the period in which they were incurred, recognize liabilities for inventory purchases in the appropriatae periods; and reflect vendor allowances in the inventory balances.

Lease Obligations

  The restated financial that had statements reflect adjustments to recognize sale-leaseback transactions for certain stores as financing transactions. Such transactions had previously been accounted for as sales and the leasebacks were accounted for as operating leases leases. The adjustment to correct these items resulted in the reversal of the asset sales and the establishment of lease obligations as capital leases as capital leases . In addition adjustements were made to record , certain leases previously been accounted for as operating lease.s

                                                   February 27, 1999
                                         --------------------------------------
                                         As Reported in Restatement
                                         1999 Form 10-K Adjustments As Restated
                                         -------------- ----------- -----------
                 ASSETS
CURRENT ASSETS:
  Cash..................................  $    82,949    $   4,362  $    87,311
  Accounts receivable, net..............      749,606     (106,417)     643,189
  Inventories, net......................    2,893,143     (246,157)   2,646,986
  Income taxes..........................          --           --           --
  Prepaid expenses and other current
   assets...............................       76,653      (21,525)      55,128
                                          -----------    ---------  -----------
    Total current assets................    3,802,351     (369,737)   3,432,614
                                          -----------    ---------  -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land..................................      496,177      313,127      809,304
  Buildings.............................      446,048      528,896      974,944
  Leasehold improvements................    1,140,313      (16,219)   1,124,094
  Equipment.............................    1,546,738     (154,313)   1,392,425
  Property held for sale................          --           --           --
  Construction in progress..............      201,300       90,101      291,401
                                          -----------    ---------  -----------
                                            3,830,576      761,592    4,592,168
  Accumulated depreciation and
   amortization.........................      962,523      (15,454)     947,069
                                          -----------    ---------  -----------
    Total property, plant and equipment,
     net................................    2,868,053      777,046    3,645,099
                                          -----------    ---------  -----------
INTANGIBLE ASSETS:
  Excess of cost over underlying equity
   in subsidiaries......................    3,106,582     (898,814)   2,207,768
  Other intangible assets...............      440,881      674,210    1,115,091
                                          -----------    ---------  -----------
    Total intangible assets.............    3,547,463     (224,604)   3,322,859
                                          -----------    ---------  -----------
OTHER ASSETS............................      203,874      (71,633)     132,241
                                          -----------    ---------  -----------
    Total Assets........................  $10,421,741    $ 111,072  $10,532,813
                                          ===========    =========  ===========

                     RITE AID CORPORATION AND SUBSIDIARIES

                  For the fiscal year ended February 26, 2000
                  (Dollars in thousands, except share amounts)


                                                 February 27, 1999
                                       ---------------------------------------
                                       As Reported in Restatement
                                       1999 Form 10-K Adjustments  As Restated
                                       -------------- -----------  -----------
 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current
   maturities of long-term debt.......  $ 1,550,211   $    52,110  $ 1,602,311
  Accounts payable....................    1,455,516       332,700    1,788,216
  Income taxes payable................      246,833      (136,049)     110,784
  Deferred income taxes...............          --         28,045       28,045
  Sales and other taxes payable.......       34,464          (520)      33,944
  Accrued salaries, wages and other
   current liabilities................      403,454       253,786      657,240
                                        -----------   -----------  -----------
    Total current liabilities.........    3,690,478       530,062    4,220,540
                                        -----------   -----------  -----------
CONVERTIBLE SUBORDINATED NOTES........      649,991           --       649,991
LONG-TERM DEBT LESS CURRENT
 MATURITIES...........................    2,584,255       (31,964)   2,552,291
CAPITAL LEASE OBLIGATIONS.............       69,994     1,040,184    1,110,178
DEFERRED INCOME TAXES.................      138,327       (57,013)      81,314
OTHER NONCURRENT LIABILITIES..........      311,405       212,677      524,082
                                        -----------   -----------  -----------
    Total liabilities.................    7,444,450     1,693,946    9,138,396
                                        -----------   -----------  -----------
REDEEMABLE PREFERRED STOCK............       23,559           --        23,559
STOCKHOLDERS' EQUITY:
PREFERRED STOCK.......................          --            --           --
COMMON STOCK..........................      258,862            (1)     258,861
ADDITIONAL PAID-IN CAPITAL............    1,360,219         9,159    1,369,378
RETAINED EARNINGS (DEFICIT)...........    1,334,651    (1,611,830)    (277,179)
ACCUMULATED OTHER COMPREHENSIVE
 INCOME...............................          --           (475)        (475)
                                        -----------   -----------  -----------
    Total stockholders' equity........    2,953,732    (1,603,147)   1,350,585
                                        -----------   -----------  -----------
    Total liabilities and
     stockholders' equity.............  $10,421,741   $    90,799  $10,512,540
                                        ===========   ===========  ===========

                     RITE AID CORPORATION AND SUBSIDIARIES

                  For the fiscal year ended February 26, 2000
                  (Dollars in thousands, except share amounts)

                                  Fiscal Year 1999                     Fiscal Year 1998
                         -----------------------------------  -----------------------------------
                         As Reported                          As Reported
                           in 1999   Restatement                in 1999   Restatement
                          Form 10-K  Adjustments As Restated   Form 10-K  Adjustments As Restated
                         ----------- ----------- -----------  ----------- ----------- -----------
REVENUES................ $12,731,900  $  50,990  $12,782,890  $11,375,105  $ 158,318  $11,533,423
COSTS AND EXPENSES:
  Costs of goods sold,
   including occupancy
   costs................   9,396,432    347,403    9,743,835    8,290,888  $ 312,430    8,603,318
  Selling, general and
   administrative
   expenses.............   2,639,739    504,843    3,144,582    2,375,636    461,645    2,837,281
  Goodwill
   amortization.........      44,090    (14,863)      29,227       36,452     (9,972)      26,480
  Interest expense......     194,733     82,493      277,226      159,752     49,400      209,152
  Store closing,
   impairment and other
   charges..............     257,336    (64,785)     192,551                 148,560      148,560
                         -----------  ---------  -----------  -----------  ---------  -----------
  Gain on sales of
   stores...............           -          -            -            -    (52,261)     (52,261)
                          12,532,330    855,091   13,387,421   10,862,728    909,802   11,772,530
                         -----------  ---------  -----------  -----------  ---------  -----------
    Income (loss) before
     income taxes.......     199,570   (804,101)    (604,531)     512,377   (751,484)    (239,107)
INCOME TAXES............      55,884   (237,933)    (182,049)     206,507   (259,423)     (52,916)
                         -----------  ---------  -----------  -----------  ---------  -----------
    Net income (loss)... $   143,686  $(566,168) $  (422,482) $   305,870  $(492,061) $  (186,191)
                         ===========  =========  ===========  ===========  =========  ===========
BASIC AND DILUTED
 EARNINGS (LOSS) PER
 SHARE.................. $      0.55  $   (2.19) $     (1.64) $      1.22  $   (1.96) $     (0.74)
                         ===========  =========  ===========  ===========  =========  ===========

                     RITE AID CORPORATION AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
                            (Dollars in Thousands)

Allowances deducted from             Additions  Additions
accounts receivable       Balance at Charged to  Charged               Balance at
for estimated             Beginning  Costs and  to Other                 End of
uncollectible amounts:    Of Period   Expenses  Accounts    Deductions   Period
------------------------  ---------- ---------- ---------   ---------- ----------
Year ended February 26,
 2000...................   $40,189    $23,096    $  --       $22,415    $40,870
Year ended February 27,
 1999 (c)...............    35,497     16,906     9,229(b)    21,443     19,379
Year ended February 28,
 1998 (c)...............    32,561     26,358     1,800(a)    24,222     35,497

--------
(a) Allowance for estimated uncollectible accounts acquired from Harco, Inc. and K&B, Incorporated on August 27, 1997.
(b) Allowance for estimated uncollectible accounts acquired from PCS Health Systems Inc. on January 22, 1999.
(c) As restated, sSee note 24 to the consolidated financial statements.

                                  EXHIBIT 12

                     RITE AID CORPORATION AND SUBSIDIARIES

    STATEMENT REGARDING COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

    YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
                         (dollar amounts in thousands)

                                                       Year Ended   Year Ended
                                                      February 27, February 28,
                                         Year Ended       1999         1998
                                        February 26,      (as          (as
                                            2000       restated)    restated)
                                        ------------  ------------ ------------
Fixed Charges:
Interest Expense......................  $    520,336   $ 277,226    $ 209,152
Interest Portion of Net Rental
 Expense(1)...........................       134,934     101,250       81,252
                                        ------------   ---------    ---------
Fixed Charges Before Capitalized
 Interest and Preferred Stock Dividend
 Requirements.........................       655,270     378,476      290,404
Preferred Stock Dividend
 Requirement(2).......................        15,554         965          --
Capitalized Interest..................         5,292       7,069        4,102
                                        ------------   ---------    ---------
  Total Fixed Charges.................  $    676,116   $ 386,510    $ 294,506
                                        ------------   ---------    ---------
Earnings:
Income Before Income Taxes and
 Cumulative Effect of Accounting
 Change ..............................  $ (1,115,748)  $(604,531)   $(239,107)
Fixed Charges Before Capitalized
 Interest.............................      5670,824     374,441      290,404
                                        ------------   ---------    ---------
  Total Adjusted Earnings.............  $    (444924)  $(225,090)   $  51,297
                                        ------------   ---------    ---------
Earnings to Fixed Charges,
 Deficiency...........................    (1,121,040)   (611,600)    (243,209)
                                        ============   =========    =========

--------
(1) The Interest Portion of Net Rental Expense is estimated to be equal to one-third of the minimum rental expense for the period.
(2) The Preferred Stock Dividend Requirement is computed as the pre-tax earnings that would be required to cover preferred stock dividends.