Form 10-Q
period 2000-05-27
RITE AID CORP
filed 2000-07-18
CIK 84129

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the quarterly period ended May 27, 2000

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

  The registrant had 329,671,633 shares of its $1.00 par value common stock outstanding as of June 30, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              RITE AID CORPORATION

                               TABLE OF CONTENTS

                                                                            Page

Cautionary Statement Regarding Forward-Looking Statements...................   3

                         PART I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements:
         Condensed Consolidated Balance Sheets as of May 27, 2000 and
          February 26, 2000..............................................     4
         Condensed Consolidated Statements of Operations for the Thirteen
          Weeks Ended May 27, 2000 and May 29, 1999......................     5
         Condensed Consolidated Statements of Cash Flows for the Thirteen
          Weeks Ended May 27, 2000 and May 29, 1999......................     6
         Notes to Condensed Consolidated Financial Statements............     7
         Management's Discussion and Analysis of Financial Condition and
 ITEM 2.  Results of Operations..........................................    17
 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......    34

                           PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings...............................................    36
 ITEM 2. Changes in Securities and Use of Proceeds.......................    38
 ITEM 3. Defaults Upon Senior Securities.................................    38
 ITEM 4. Submission of Matters to a Vote of Security Holders.............    38
 ITEM 5. Other Information...............................................    38
 ITEM 6. Exhibits and Reports on Form 8-K................................    40

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

  . The sale of PCS Health Systems, Inc., for which we have a definitive agreement, but completion of which is subject to obtaining the consent of certain of our lenders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of customary closing conditions;

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

  Rite Aid undertakes no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. The company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Factors Affecting Our Future Results" included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2000 ("the Fiscal 2000 10-K"), which was filed with the Securities and Exchange Commission on July 11, 2000 and which is available on the SEC's website at www.sec.gov.

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                   February 26,
                                                      May 27, 2000     2000
                                                      ------------ ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................  $  114,917   $  179,757
  Accounts receivable, net...........................     116,075      140,573
  Inventories, net...................................   2,745,870    2,606,007
  Prepaid expenses and other current assets..........      76,912       68,376
                                                       ----------   ----------
    Total current assets.............................   3,053,774    2,994,713
                                                       ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET...................   3,432,961    3,481,087
GOODWILL AND OTHER INTANGIBLES.......................   1,292,471    1,326,300
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS....   1,403,677    1,733 386
DEFERRED TAX ASSET...................................         --       146,916
OTHER ASSETS.........................................     264,397      238,662
                                                       ----------   ----------
    Total assets.....................................  $9,447,280   $9,921,064
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Short-term debt, current maturities of long-term
   debt and lease financing obligations..............  $   81,850   $  102,050
  Accounts payable...................................     916,494      846,247
  Other current liabilities..........................     888,901      760,310
  Net current liabilities of discontinued
   operations........................................     413,627      386,860
                                                       ----------   ----------
    Total current liabilities........................   2,300,872    2,095,467
                                                       ----------   ----------
CONVERTIBLE SUBORDINATED NOTES.......................     649,986      649,986
LONG-TERM DEBT, LESS CURRENT MATURITIES..............   4,697,650    4,738,661
LEASE FINANCING OBLIGATIONS, LESS CURRENT
 MATURITIES..........................................   1,109,008    1,118,204
OTHER NONCURRENT LIABILITIES.........................     914,995      867,781
                                                       ----------   ----------
    Total liabilities................................   9,672,511    9,470,099
                                                       ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 8)...............
REDEEMABLE PREFERRED STOCK...........................      19,457       19,457
                                                       ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT):
  PREFERRED STOCK, par value $1 per share............     314,211      308,250
  COMMON STOCK, par value $1 per share...............     260,106      259,926
  ADDITIONAL PAID-IN CAPITAL.........................   1,300,789    1,289,755
  ACCUMULATED DEFICIT................................  (2,115,606)  (1,420,235)
  DEFERRED COMPENSATION..............................      (4,188)      (6,188)
                                                       ----------   ----------
    Total stockholders' equity (deficit) ............    (244,688)     431,508
                                                       ----------   ----------
    Total liabilities and stockholders' equity
     (deficit).......................................  $9,447,280   $9,921,064
                                                       ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                           Thirteen Weeks Ended
                                                               May 29, 1999
                                      Thirteen Weeks Ended    (as restated,
                                          May 27, 2000         see note 10)
                                      -------------------- --------------------
REVENUES.............................      $3,442,186           $3,352,483
COSTS AND EXPENSES:
 Costs of goods sold, including
  occupancy costs....................       2,657,927            2,525,926
 Selling, general and administrative
  expenses...........................         838,085              739,466
 Goodwill amortization...............           6,074                6,168
 Interest expense....................         171,641               97,743
 Store closing and impairment
  charges............................          15,879               28,238
 Share of loss from equity
  investment.........................          11,574                  --
                                           ----------           ----------
                                            3,701,180            3,397,541
                                           ----------           ----------
  Loss from continuing operations
   before income taxes and cumulative
   effect of change in accounting
   method............................        (258,994)             (45,058)
INCOME TAX EXPENSE (BENEFIT).........         144,382              (18,401)
                                           ----------           ----------
  Loss from continuing operations....        (403,376)             (26,657)
DISCONTINUED OPERATIONS
  Income from discontinued operations
   (less income tax expense of
   $13,846 and $17,704)..............          11,335               10,177
  Estimated loss on disposal of PCS
   (less income tax expense of
   $22,750)..........................        (303,330)                 --
CUMULATIVE EFFECT OF AN ACCOUNTING
 CHANGE, NET OF TAX..................             --               (27,300)
                                           ----------           ----------
  Net loss...........................      $ (695,371)          $  (43,780)
                                           ==========           ==========
BASIC AND DILUTED (LOSS) INCOME PER
 SHARE:
 Loss from continuing operations.....      $    (1.57)          $     (.10)
 Discontinued operations.............           (1.12)                 .04
 Cumulative effect of an accounting
  change, net........................             --                  (.11)
                                           ----------           ----------
 Net loss per share..................      $    (2.69)          $     (.17)
                                           ==========           ==========



     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                                     Thirteen
                                                        Thirteen    Weeks Ended
                                                       Weeks Ended May 29, 1999
                                                         May 27,   (as restated,
                                                          2000     see note 10)
                                                       ----------- -------------
OPERATING ACTIVITIES:
  Net loss...........................................   $(695,371)   $ (43,780)
  Income from discontinued operations................     (11,335)     (10,177)
  Loss on disposal of discontinued operations........     303,330          --
                                                        ---------    ---------
  Loss from continuing operations....................    (403,376)     (53,957)
  Cumulative effect of a change in accounting
   method............................................         --        27,300
  Depreciation and amortization......................      91,684       93,891
  Store closing and impairment charges...............      15,879       28,238
  Changes in operating assets and liabilities, net of
   acquisitions and disposition......................     286,356     (132,210)
                                                        ---------    ---------
NET CASH USED IN CONTINUING OPERATIONS...............      (9,457)     (36,738)
                                                        ---------    ---------
CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS.......      37,149       43,872
                                                        ---------    ---------
INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment.....     (18,862)    (146,385)
  Purchase of business, net of cash acquired.........         --       (24,454)
  Intangible assets acquired.........................      (1,131)     (31,308)
                                                        ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES................     (19,993)    (202,147)
                                                        ---------    ---------
FINANCING ACTIVITIES:
  Principal payments on long-term debt...............     (70,407)      (9,741)
  Net (payments) proceeds of commercial paper
   borrowings........................................    (192,000)     212,037
  Net proceeds from bank loans.......................     192,000          --
  Proceeds from issuance of stock....................         180           42
  Cash dividends paid................................        (373)     (29,964)
  Other financing activities, net....................      (1,939)       6,688
                                                        ---------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES..     (72,539)     179,062
                                                        ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS................     (64,840)     (15,951)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....     179,757       87,311
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........   $ 114,917    $  71,360
                                                        =========    =========



     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except share amounts)
                                  (unaudited)

1. Basis of Presentation

  The accompanying financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has not been included in this report; however, such information reflects all adjustments (consisting primarily of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 27, 2000 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Fiscal 2000 10-K filed with the SEC.

2. Results of Operations and Financing

  During the thirteen-week periods ended May 27, 2000, and May 29, 1999, the Company incurred net losses of $695,371 and $43,780, respectively, and during the thirteen-week period ended May 27, 2000, net cash used in continuing operations was $9,457. Additionally, during fiscal years 2000, 1999 and 1998, the Company incurred net losses of $1,143,056, $422,482 and $186,191, respectively. The Company obtained various loan covenant waivers and/or modifications, and refinanced or extended maturity dates from certain of its lenders. In addition, the Company obtained a new senior credit facility in June 2000.

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

3. Loss Per Share

  Following is a reconciliation of the numerator and denominator of the basic loss per share computation to the numerator and denominator of the diluted loss per share computation:

                                                     Thirteen
                                                    Weeks Ended    Thirteen
                                                      May 27,    Weeks Ended
                                                       2000      May 29, 1999
                                                    -----------  ------------
Numerator for earnings per share:
 Net loss from continuing operations............... $  (403,376) $    (26,657)
 Cumulative preferred stock dividends..............      (5,961)         (470)
                                                    -----------  ------------
 Net loss from continuing operations attributable
 to common stockholders............................    (409,337)      (27,127)
 Net income from operation of discontinued
 operations, net of tax............................      11,335        10,177
 Estimated loss on disposal, net of tax............    (303,330)          --
 Cumulative effect of accounting change, net of
 tax...............................................         --        (27,300)
                                                    -----------  ------------
 Net loss attributable to common stockholders...... $  (701,332) $    (44,250)
                                                    ===========  ============
Denominator:
 Basic weighted average shares..................... 260,076,000   258,880,000
                                                    ===========  ============

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


  Fully diluted shares are not presented, as the Company incurred losses for the 13 weeks ending May 27, 2000 and May 29, 1999.

4. Business Segments

  The Company operated in two business segments during the reporting periods;
i) the Retail Drug segment, and ii) the Pharmacy Benefit Management ("PBM") segment, which includes other managed health care services and mail-order pharmacy services. The Company's business segments are organized according to the products and services offered to its customers. The Company's dominant segment is the Retail Drug segment, which consists of the operation of retail drugstores across the United States. The drugstores' primary business is pharmacy services, with prescription drugs accounting for approximately 60 percent and 58 percent of total segment sales for the thirteen week periods ended May 27, 2000 and May 29, 1999, respectively. In addition, the Company's drugstores offer a full selection of health and personal care products, seasonal merchandise and a large private label product line.

  As a result of the January 1999 acquisition of PCS Health Systems Inc. ("PCS"), the Company operated a PBM segment. Through its PBM segment, the Company offers pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and other managed health care services to employers, health plans and their members and government-sponsored employee benefit programs. Prior to January 1999, the Company operated only the Retail Drug segment. On July 12, 2000, the Company announced that it had entered into an agreement to sell PCS to Advance Paradigm Inc. See Note 9. As a result of the agreement to sell PCS, the PBM segment has been reclassified and is accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the continuing operations of the Company consist only of the Retail Drug segment.

5. Store Closing and Impairment Charges

  Store closing and impairment charges include non-cash charges of $8,169 and $15,692 for the thirteen weeks ended May 27, 2000 and May 29, 1999, respectively for the impairment of long-lived assets (including allocable goodwill) at 18 and 76 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

  Store closings and impairment charges consist of:

                                                                   For the
                                                                  Thirteen
                                                                 Weeks Ended
                                                               ---------------
                                                               May 27, May 29,
                                                                2000    1999
                                                               ------- -------
   Store lease exit costs..................................... $ 7,710 $12,546
   Impairment charges.........................................   8,169  15,692
                                                               ------- -------
                                                               $15,879 $28,238
                                                               ======= =======

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


  Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is typically 90 days preceding the closing date or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations are computed. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

  A rollforward of the Company's lease exit liability follows:

                                                         Changes in                        Interest
                                                         assumptions                       accretion
                                                        about future  Reversal of reserves    and      Cash
                            Provision for present value   sublease      for stores that     changes  payments,
                  Balance,    of noncancellable lease      income,         management         in      net of    Balance,
                  beginning     payments on stores      terminations,   determined will    interest  sublease    end of
                  of period   designated to be closed       etc.          remain open        rates    income     period
                  --------- --------------------------- ------------- -------------------- --------- ---------  ---------
Thirteen weeks
 ended May 27,
 2000............ $ 212,812          $ 19,357             $ (7,301)         $ (4,346)       $3,235   $ (10,051) $ 213,706
Thirteen weeks
 ended May 29,
 1999 ........... $ 246,805          $ 17,141             $ (3,516)         $ (1,079)       $ (173)  $ (20,357) $ 238,821

6. Investments In Fifty Percent Or Less Owned Subsidiaries

  In July 1999, the Company purchased 9,334,746 of Series E Convertible Preferred Shares in drugstore.com, an on-line pharmacy (the "investee"), for cash of $8,125 and the Company's agreement to provide access to the Company's pharmacy networks and insurance coverages, advertising commitments, and exclusivity agreements. Also in July 1999, each of the Company's Series E Convertible Preferred Shares converted to one share of common stock at the time of the investee's initial public offering representing 21.6% of the voting stock immediately after the initial public offering. The initial investment which is recorded in Other assets was valued at $168,025, equal to the initial public offering price of $18 per share multiplied by the Company's shares. The Company accounts for the investment on the equity method because the Company has significant influence over the investee resulting from its share of the voting stock and its right to appoint one board member and a number of significant operating agreements. Included in Other noncurrent liabilities is the fair value of the operating agreements of $159,900 which has been deferred and is being amortized over 10 years, the life of the arrangements described above. The excess of the initial investment value over the Company's share of the underlying equity of the investee is $77,320 and is being amortized over 7 years. As a result of the start-up nature of the investee, the Company recorded an increase to its investment of $16,034 and a corresponding increase to capital in connection with the sale of stock by the investee during the quarter ended May 27, 2000. The sale of PCS to Advance Paradigm is not expected to have an effect on the Company's ability and obligations to comply with its current contractual commitment to drugstore.com.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


7. Indebtedness and Credit Agreements
  Following is a summary of indebtedness at May 27, 2000 and February 26, 2000:

                                                      May 27,    February 26,
                                                       2000          2000
                                                    -----------  ------------
   Commercial paper borrowings under existing
    credit facilities-6.4% and 5.0% weighted
    average rates in fiscal years 2000, and 1999... $       --    $  192,000
   Revolving credit facility (amended and
    restated)......................................     875,264      716,073
   Term loan due 2002 (amended and restated).......   1,300,000    1,300,000
   Term note due 2002 (amended and restated).......     262,579      272,422
   5.25% convertible subordinated notes due 2002...     649,986      649,986
   6.70% notes due 2001............................     350,000      350,000
   7.125% notes due 2007...........................     350,000      350,000
   7.70% notes due 2027............................     300,000      300,000
   5.50% fixed-rate senior notes due 2000..........     200,000      200,000
   6.00% dealer remarketable securities due 2003...     200,000      200,000
   6.00% fixed-rate senior notes due 2005..........     200,000      200,000
   7.625% senior notes due 2005....................     200,000      200,000
   6.875% senior debentures due 2013...............     200,000      200,000
   6.125% fixed-rate senior notes due 2008.........     150,000      150,000
   6.875% fixed-rate senior notes due 2028.........     150,000      150,000
   5.875% to 10.475% industrial development bonds
    due through 2016...............................       5,196        5,196
   Lease financing obligations.....................   1,134,973    1,144,168
   Other...........................................      10,496       29,056
                                                    -----------   ----------
                                                      6,538,494    6,608,901
   Short-term debt and current maturities of long-
    term debt......................................     (81,850)    (102,050)
                                                    -----------   ----------
   Long-term debt less current maturities.......... $ 6,456,644   $6,506,851
                                                    ===========   ==========

  On June 14, 2000, the Company refinanced certain of its debt (see Note 9).

8. Commitments and Contingencies

  Legal Proceedings

  This Company is party to numerous legal proceedings, as described below. An unfavorable resolution of certain of these matters could materially adversely effect the Company's results of operations, financial position and cash flows.

  Federal investigations

  There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving the Company's financial reporting and other matters. The Company is cooperating fully with the SEC and the United States Attorney. Also, as previously announced, the Company engaged the law firm of Swidler Berlin Shereff Friedman LLP to conduct an independent investigation of those matters. The results of Swidler Berlin's investigation have been conveyed to the audit committee and to management and were considered in connection with the preparation and restatement of the financial statements included in the Fiscal 2000 10-K and herein.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


  The U.S. Department of Labor has commenced an investigation of matters relating to the Company's employee benefit plans, including its principal 401(k) plan which permitted employees to purchase the Company's common stock. Purchases of the Company's common stock under the plan were suspended in October 1999. The Company is cooperating fully with the Department of Labor.

  These federal investigations are ongoing and we cannot predict their outcomes. If the Company were convicted of any crime, certain contracts and licenses that are material to its operations may be revoked, which would have a material adverse effect on our results of operations and financial condition. In addition, substantial penalties, damages or other monetary remedies assessed against the Company could also have a material adverse effect on the Company's results of operations, financial condition and cash flows.

  Stockholder litigation

  The Company, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased the Company's securities on the open market between May 2, 1997 and November 10, 1999. With one exception, the cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, where plaintiffs have filed a third amended complaint and have been given leave of court to file a fourth amended complaint on or before August 10, 2000. Most of the existing complaints assert claims against defendants under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, based upon the allegation that the Company's financial statements for its 1997, 1998 and 1999 fiscal years fraudulently misrepresented its financial position and results of its operations for those periods, among other allegations. Two actions also assert claims against defendants under Section 18 of the Exchange Act and one action asserts claims under the Florida Securities Act and Florida common law, all based upon similar allegations.

  If any of these cases were to result in a substantial monetary judgment against the Company, or is settled on unfavorable terms, the Company's results of operations, financial position and cash flows could be materially adversely affected.

  Certain of the Company's former officers (Martin L. Grass, Timothy J. Noonan and Frank Bergonzi), certain of its current and former directors (Alex Grass, Philip Neivert, Franklin C. Brown, Leonard I. Green, Leonard N. Stern and Nancy A. Lieberman), its former auditor, KPMG LLP, and Rite Aid as nominal defendant, have been sued by Company shareholders derivatively on behalf of the Company in derivative actions brought in the U.S. District Court for the Eastern District of Pennsylvania and the Chancery Court of the State of Delaware. The derivative complaints purport to assert claims on behalf of the Company against the defendants for violation of duties asserted to be owed by such defendants to the Company, based upon allegations similar to those contained in the complaints in the securities cases described above. The time for defendants to respond to the derivative complaints has not yet run. The Company has made no determination yet as to how it will respond to the derivative complaints and is unable to predict the ultimate outcome of this litigation.

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

  The Company believes that all of the positive override lawsuits are without merit under applicable state consumer protection laws and/or state or federal RICO statutes. As a result, the Company intends to continue to vigorously defend each of the pending actions and does not anticipate, if fully adjudicated, that any of the lawsuits will result in an award of damages and/or civil penalties. However, such an outcome for each of the actions cannot be assured and a ruling against the Company could have a material adverse effect on the financial position and operations of the company as well as necessitate substantial additional expenditures to cover legal costs as it pursues all available defenses.

  The Company has also recently been notified that it is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the Department of Justice. The Company believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirement of applicable law and intends to fully cooperate with these investigations. The Company cannot, however, predict their outcomes at this time.

  If any of these cases result in a substantial monetary judgment against the Company or is settled on unfavorable terms, the Company's results of operations, financial position and cash flows could be materially adversely affected.

  PCS legal proceedings

  In November 1999, the Company's PCS subsidairy received a subpoena from the Office of Inspector General of the Department of Health and Human Services ("OIG"). The subpoena requests general information about PCS's formulary programs and rebate practices and makes no allegation of any wrongdoing by PCS. PCS is fully cooperating with the inquiry and believes that no regulatory action will be taken by OIG against PCS that will have a material adverse effect on PCS's business. The Company cannot predict the outcome of this matter.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

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

  Other

  In addition, the Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance or, if not so covered, are without merit or are of such nature or involve such amounts as would not have a material adverse effect on the Company's financial condition, cash flow or results of operations if decided adversely. The Company, regardless of insurance coverage, does not believe that it has a material, estimable, and probable liability in regard to these claims and lawsuits.

9. Subsequent Events

  Refinancings

  On June 14, 2000, the Company obtained a new $1,000,000 senior secured credit facility (the "Senior Facility") from a syndicate of banks. The Senior Facility is guaranteed by substantially all of the Company's wholly-owned subsidiaries, and the banks have a security interest in substantially all of those subsidiaries' accounts receivable, inventory, and intellectual property and a security interest in certain of their real property. Of this amount $500,000 is in the form of a term loan due in August 2002 with interest at LIBOR plus 3.00% and $500,000 remains available as a revolving credit facility under the Senior Facility due in August 2002. The funds were used to repay $300,000 of drawings under the accounts receivable securitization program and to pay $200,000 for working capital and transaction expenses.

  In connection with the above refinancing on June 14, 2000, the Company exchanged $52,500 of its 5.50% fixed-rate senior notes due in December 2000 and $321,800 of its 6.70% notes due in 2000 for $374,300 of 10.50% Senior
Secured Notes due 2002. The company has arranged with certain financial institutions to refinance $93,200 of the 5.5% notes when they become due in December 2000 with the 10.50% Senior Secured Notes due 2002.

  Also on June 14, 2000, the Company exchanged certain credit facility debt with a carrying amount of $284,820 for 51,785,434 shares of the Company's common stock and extended the maturity of its remaining $2,147,188 of bank debt from November 1, 2000 to August 2002.

  On June 26, 2000 in a separate transaction, the company exchanged a total of 17,779,000 shares of Rite Aid common stock for $177,790 principal amount of the 5.25% Convertible Subordinated Notes due 2002.

  Discontinued Operations

  On July 12, 2000, the Company announced that it had entered into an agreement to sell PCS Health Systems, Inc., its pharmacy benefit management
(PBM) segment, to Advance Paradigm, Inc. for $1,000,000, subject to purchase price adjustment. The selling price of PCS, which includes the Company's Eagle Managed Care division, consists of $675,000 in cash; $200,000 in principal amount of Advance Paradigm, Inc.'s unsecured 10 year senior subordinated notes (with warrants attached) and $125,000 in shares of Advance Paradigm's 11% Series A Preferred Stock having an aggregate liquidation preference of $125,000. The senior subordinated notes bear interest at the

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

rate of 11% per annum for the first 18 months after their date of issuance, 12% for the next six months and 13% thereafter until maturity. The warrants attached to the senior subordinated notes are not exercisable for the first 24 months after the date the senior subordinated notes are issued. Once exercisable, they will be transferable separately from the senior subordinated notes and entitle the holders collectively to purchase, for $20 per share, that number of shares of Advance Paradigm, Inc.'s Class A Common Stock as is equal to 2% of the number of fully diluted shares of Advance Paradigm, Inc.'s capital stock outstanding on the date of issuance of the senior subordinated notes. The senior subordinated notes may be prepaid by Advance Paradigm, Inc. in whole at any time; however, if less than the entire outstanding principal amount is prepaid not more than an aggregate of $75,000 principal amount may be prepaid from the date of issuance. Upon any prepayment prior to 24 months after the date of issuance, a ratable portion of the warrants attached to the senior subordinated notes will expire. The fair value of the senior subordinated notes is estimated as 75% of their principal amount.

  Commencing 120 days after the date of their issuance and until Advance Paradigm, Inc.'s stockholders approve the issuance of Class B Common Stock upon conversion of the Series A Preferred Stock, the Series A Preferred Stock will pay quarterly dividends, solely in additional shares of Series A Preferred Stock, at the rate of 11% per annum for the first six months, 13% for the next six months and 16% thereafter. Upon approval by Advance Paradigm, Inc.'s stockholders, the Series A Preferred Stock will be convertible, at the Holder's option, at $20 per share (subject to adjustment to prevent against dilution), into shares of Class B Common Stock of Advance Paradigm, Inc (which are convertible into shares of Class A Common Stock which is publicly traded). Once converted, the Series A Preferred Stock will be entitled to share ratably with the Class A Common Stock in dividends declared. Holders of the Class A Preferred Stock (and of the Class B Common Stock issuable upon its conversion) have the right to elect two members of Advance Paradigm, Inc's board of directors.

  The Company has the right to cause Advance Paradigm, Inc. to register the senior subordinated notes (and the attached warrants and the shares issuable upon exercise of the warrants) and the Series A Preferred Stock (and if converted, the shares issued upon conversion) for sale under the Securities Act of 1933. The Company has agreed not to sell more than 50% of the shares of Series A Preferred Stock (and the shares into which it may be converted) for a period of 24 months from their date of issuance unless the stockholders of Advance Paradigm, Inc. do not approve its conversion into Class B Common Stock within 120 days of the issuance of the Series A Preferred Stock or unless the market price of Advance Paradigm, Inc.'s Class A Common Stock reaches $40 per share.

  If the sale is consummated, the Company is required to apply the $675,000 cash portion of the proceeds, less selling expenses, to reduce the outstanding balance of the PCS facility. The Company will pledge the Series A Preferred Stock (and all securities issued upon its conversion) and the senior subordinated notes to the lenders under the PCS facility and RCF facility to secure the Company's obligations thereunder and is required to use any net proceeds received from any sale of those securities to further repay the then outstanding balance of the PCS facility and, if repaid in full, to repay the then outstanding balance of the RCF facility.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


  Consummation of the transaction is subject to the consent of certain of the Company's lenders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976 and customary closing conditions. If all conditions are satisfied, and there can be no assurance that they all will be, it is expected that the sale will be consummated by September 30, 2000. Accordingly, the PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of the PBM segment are reflected separately from the results of continuing operations. The estimated loss on the disposal of the PBM segment after income tax expense is $303,330, which consists of an estimated loss on disposal of the PBM segment of $343,380, including estimated transaction expenses and estimated net operating income of $40,050 through the date the sale is consummated. Summarized operating results of the PBM segment for the quarters ended May 27, 2000 and May 29, 1999, are as follows:

                                                             May 27,   May 29,
                                                              2000      1999
                                                            ---------  --------
   Net sales............................................... $ 333,319  $273,659
   Income from operations before income tax expense........    25,181    27,881
   Income tax expense......................................   (13,846)  (17,704)
                                                            ---------  --------
   Income from discontinued operations.....................    11,335    10,177
                                                            ---------  --------
   Loss on disposal before income tax expense..............  (280,580)      --
   Income tax expense......................................   (22,750)      --
                                                            ---------  --------
   Loss on disposal........................................  (303,330)      --
                                                            ---------  --------
   (Loss) income from discontinued operations.............. $(291,995) $ 10,177
                                                            =========  ========

  At May 27, 2000 and February 26, 2000, the assets of PCS to be sold consisted of accounts receivable, property, plant and equipment and intangible assets, net of liabilities. Net assets are comprised of $413,627 of net current liabilities and $1,403,677 of net noncurrent assets at May 27, 2000 and $386,860 of net current liabilities and $1,733,386 of net noncurrent assets at February 26, 2000.

  As a result of the decision to discontinue the operations of the Company's PBM segment, the Company recorded an increase to the tax valuation allowance and income tax expense of $146,900 in the thirteen week period ended May 27, 2000.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


10. Restatement

  The financial statements for the thirteen weeks ended May 29, 1999 have been restated to reflect various adjustments to the previously reported financial statements. Additionally, the Company has entered into an agreement to sell PCS, which requires it to be reclassified as a discontinued operation. The following table sets forth the restated results of operations, net loss and net loss per share and the impact of reclassifying PCS as a discontinued operation.

                                               Thirteen Weeks Ended
                                                   May 29, 1999
                          ---------------------------------------------------------------
                              As
                          Previously
                           Reported  Adjustments     As      Reclassifications     As
                             (1)         (1)      Restated          (2)         Reported
                          ---------- ----------- ----------  ----------------- ----------
Revenues................  $3,624,500  $   1,642  $3,626,142      $(273,659)    $3,352,483
Costs and expenses
 excluding store closing
 and impairment
 charges................   3,465,468    149,613   3,615,081       (245,778)     3,369,303
Store closing and
 impairment charges.....      17,890     10,348      28,238            --          28,238
                          ----------  ---------  ----------      ---------     ----------
(Loss) income from
 continuing operations
 before income taxes and
 the cumulative effect
 of a change in
 accounting method......     141,142   (158,319)    (17,177)       (27,881)       (45,058)
Income tax expense
 (benefit)..............      60,127    (60,824)       (697)       (17,704)       (18,401)
Discontinued operations,
 net of tax.............         --         --          --          10,177         10,177
Cumulative effect of an
 accounting change, net
 of tax.................         --     (27,300)    (27,300)           --         (27,300)
                          ----------  ---------  ----------      ---------     ----------
Net income (loss).......  $   81,015  $(124,795) $  (43,780)           --      $  (43,780)
                          ==========  =========  ==========      =========     ==========
Basic and diluted net
 income (loss)
 per share..............  $     0.31  $   (0.48) $    (0.17)           --      $    (0.17)
                          ==========  =========  ==========      =========     ==========

(1) The amounts shown as previously reported for the thirteen weeks ended May 29, 1999 are as reported in the 1999 Form 10-Q. For a description of the adjustments which resulted in the net loss and loss per share, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Historical Financial Statements" and the Company's Fiscal 2000 10-K.
(2) To reclassify the PBM Segment to discontinued operations. See Note 9 for a description of the PCS transaction.

11. Change in Accounting Method

  Retroactive to the first quarter of fiscal 2000, the Company changed its application of the last-in, first-out ("LIFO") method of accounting by restructuring its LIFO pool structure through a combination of certain existing geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to the Company's store merchandise categories. The cumulative effect of the accounting change for periods prior to fiscal 2000 was a charge of $27,300 (net of tax effect of $18,200), or $.11 per diluted common share. The pro forma effect of this accounting change would have been a reduction in income of $1,590 net of income tax effect of $1,060 or $.01 per diluted common share for the quarter ended May 29, 1999.

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

  .  Robert G. Miller, Chairman of the Board and Chief Executive Officer;

  .  Mary Sammons, President, Chief Operating Officer and Board Member;

  . David Jessick, Chief Administrative Officer and Senior Executive Vice President; and

  .  John Standley, Chief Financial Officer and Executive Vice President.

  Upon arrival, the new management team began to address the immediate operational and liquidity challenges that confronted Rite Aid. We believe that these short term challenges have now been substantially resolved. A more complete discussion of the challenges faced by our new management, and their responses to these challenges, is contained in our Fiscal 2000 10-K under the caption "Business--Recent Events--The Initial Problems" and "Business--Recent Events--New Management's Response."

  New management has also developed a long term operational plan that seeks to capitalize on the substantial investment that Rite Aid has made in its store base and distribution facilities. By significantly scaling back our new store development program and focusing our resources on the successful operation of existing stores, new management intends to increase prescription drug and front-end sales and restore the profitability of our operations. New management is also developing a comprehensive plan to establish and maintain a reliable system of internal accounting controls. We believe that the successful implementation of these plans will allow Rite Aid to meet the continuing challenges that it faces.

  On July 12, 2000, we announced that we have entered into a definitive agreement to sell our wholly-owned subsidiary, PCS Health Systems, Inc. to Advance Paradigm, Inc. We expect the sale of the PBM Segment to result in a loss of approximately $303.4 million, consisting of an estimated loss on disposal of PCS of $343.4 million, including transaction expenses and estimated net operating income of $40.0 million through the consummation of the sale. As a result of the decision to discontinue the operations of Rite Aid's PBM segment, Rite Aid recorded an increase to the tax valuation allowance and income tax expense of $146.9 million in the thirteen week period ended May 27, 2000.

  On July 11, 2000, we announced the summary results of our first quarter of fiscal 2001. We announced that we had revenues of $3.8 billion, a net loss of $238 million and a loss per diluted share of $0.92. As set forth in this Form 10-Q, the results announced on July 11, 2000 have been adjusted primarily to reflect PCS as a discontinued operation and to reflect the valuation allowance charge.

Our Long Term Strategy

  New management's long term strategic plan will scale back our new store development program and focus on enhancing the performance of our existing store base. We intend to improve the performance of our existing stores by (1) capitalizing on our substantial investments in our stores and distribution facilities; (2) enhancing our customer and employee relationships; and (3) improving our product offerings in the stores. We will also build a comprehensive plan to establish and maintain an adequate and reliable system of internal accounting controls.

  Capitalize on Investments in Store Base and Distribution Facilities. Over the last five years, we have opened 537 new stores, relocated 967 stores, generally to larger or free-standing sites, remodeled 253 stores and closed 1,039 stores. We also acquired 1,639 stores during the same period. All of our stores are now integrated into a common information system. Our investments have given us one of the most modern store bases in the industry, with 29% of our stores at June 30, 2000 having been constructed or relocated since the beginning of fiscal 1998. We have also made significant improvements to our distribution network to support these new stores, including the opening of two new high capacity distribution centers and the closure of two older centers. It generally takes two to four years for our new and relocated stores to develop the critical mass of customers necessary to achieve profitability. Because of the large percentage of our stores which have been built or remodeled in the last three years, attracting more customers is a key component of our long term strategy.

  Enhance Customer and Employee Relationships. We have initiated various promotional programs that are designed to improve our image with customers. These include the weekly distribution of a nationwide advertising circular to announce vendor promotions, weekly sales items and, in our expanded test market, Rite Aid's customer reward program, "Rite Rewards." Through the use of technology and attention to customers' needs and preferences, we are increasing efforts to identify inventory and product categories to enable us to offer more personalized products and services to customers. We are developing employee-training programs to improve customer service and educate our employees about the products we offer. We are also developing new employee programs that create compensatory and other incentives for employees to provide customers with good service and to promote Rite Aid's private label brands.

  Improve Product Offerings. In recent years Rite Aid has added popular and profitable product departments, such as our General Nutrition Companies, Inc. ("GNC") stores-within-Rite Aid-stores and one-hour photo development departments. We are continuing to develop ideas for new product departments and have begun to implement plans to expand the categories of front-end products that we sell in our larger west coast stores. Another important focus of our new management team is to increase our offerings and sales of private label Rite Aid brand products by identifying leading product categories that we can bring to market under our private label brands. We also want to increase our sales of generic prescription drugs, which provide the same desired medical benefits as brand name prescription drugs but provide cost savings to us and our customers. As private label and generic prescription drugs generate higher margins than national branded label products, we expect that increases in the sales of these products would enhance our profitability. We believe that the addition of new departments and increases in offerings of products and services are integral components of our strategy to distinguish Rite Aid from other national drugstore chains.

  Build a Stable and Reliable Financial Reporting System. Following our comprehensive review of Rite Aid's books and records, new management concluded it was first necessary to stabilize our accounting systems and procedures and then to develop, implement and maintain appropriate improvements to assure that we have adequate and reliable accounting systems and controls. The company has retained Arthur Andersen LLP to provide accounting support to assist Rite Aid's financial personnel with the resources required to support the audit of the company's financial statements. New management's long term strategy includes the development of a comprehensive program to address the integrity and reliability of Rite Aid's reporting of financial information. Accordingly, new management will undertake the first step of this long term plan by developing policies and procedures that establish a foundation for its financial and accounting functions, support ongoing improvements and provide mechanisms for directing, controlling and monitoring our accounting and financial organization. New management expects that Arthur Andersen LLP will continue to provide assistance as needed until we are able to operate an adequate system of internal accounting controls without outside support.

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

    -- price our products competitively;

    -- resolve any new issues that may arise with our suppliers; and

    -- improve the image of our pharmacies.

  . Other Risks. In addition to the foregoing, our business is subject to other risks including:

    -- pending lawsuits against us as well as civil and criminal investigations by various governmental agencies, including, among others, the SEC and the United States Attorney;

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

    We describe these risks in greater detail under "Management's
    Discussion and Analysis of Financial Condition and Results of
    Operations -- Factors Affecting Our Future Prospects" included in our Fiscal 2000 10-K.

Restatement of Historical Financial Statements

  The financial statements for fiscal 1998 and fiscal 1999 and the first two quarters of fiscal 2000 have been restated to reflect various adjustments. The aggregate effect of these adjustments on the historical financial statements was to reduce net income by $492.1 million and $566.2 million for fiscal 1998 and fiscal 1999, respectively and by $124.8 million for the thirteen weeks ended May 29, 1999. On an aggregate basis through May 29, 1999, these adjustments reduced Rite Aid's retained earnings by $1.7 billion.

  The principal adjustments to Rite Aid's financial statements for fiscal 1998, fiscal 1999 and the thirteen weeks ended May 29, 1999 may be categorized as follows:

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

  We expect the following factors to affect our results of operations on a going forward basis.

  Maturing Store Base. Since the beginning of fiscal 1998, Rite Aid has built 376 new stores, relocated 727 stores and closed 791 stores. These new and relocated stores represent approximately 29% of Rite Aid's total stores at June 30, 2000. The new and relocated stores opened in recent years are generally larger, free standing stores with higher operating expenses than our older stores. New stores generally do not become profitable until a critical mass of customers is developed. Relocated stores also must attract additional customers to achieve comparable profitability to the store that was replaced. We believe that the period of time required for a new store to achieve profitable operations is generally between two and four years. This period can vary significantly based on the location of a particular store and on other factors, including the investments made in purchasing prescription files for the location and advertising. Our recent liquidity constraints have limited our ability to purchase prescription files and make other investments to promote the development of our new and relocated stores. We believe that our relatively high percentage of new and relocated stores is a significant factor in our recent operating results. As new management continues to implement its long term strategy, it will scale back Rite Aid's new store construction program and focus on making the operations of its existing base of new and relocated stores profitable. Management believes that as these newer stores mature they should gain the critical mass of customers needed for profitable operations. This continuing maturation should positively affect Rite Aid's operating performance in future periods. If we are not able to improve the performance of these new and relocated stores it will adversely affect our ability to restore the profitability of our operations.

  Reclassification of Lease Obligations. In connection with the restatement of Rite Aid's operating results for fiscal 1999 and 1998, certain store leases that had previously been classified as operating leases have now been classified as capital leases. As a result of this restatement, our property, plant and equipment and total debt balances at February 26, 2000 were increased by $987.0 million and $1,072.3 million, respectively. The change in classification of these lease obligations will result in an allocation of depreciation charges to cost of goods sold and selling, general and administrative expense. In addition, a portion of the lease payments will be included in interest expense.

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

  Sale of PBM Segment: Discontinued Operations. On July 12, 2000, the Company announced that it had entered into an agreement to sell PCS Health Systems, Inc., its pharmacy benefit management (PBM) segment, to Advance Paradigm, Inc. for $1 billion, subject to purchase price adjustment. The selling price of PCS, which includes the Company's Eagle Managed Care division, consists of $675 million in cash; $200 million in principal amount of Advance Paradigm, Inc.'s unsecured 10 year senior subordinated notes (with warrants attached) and $125 million in shares of Advance Paradigm's 11% Series A Preferred Stock having an aggregate liquidation preference of $125 million. The senior subordinated notes bear interest at the rate of 11% per annum for the first 18 months after their date of issuance, 12% for the next six months and 13% thereafter until maturity. The warrants attached to the senior subordinated notes are not exercisable for the first 24 months after the date the senior subordinated notes are issued. Once exercisable, they will be transferable separately from the senior subordinated notes and entitle the holders collectively to purchase, for $20 per share, that number of shares of Advance Paradigm, Inc.'s Class A Common Stock as is equal to 2% of the number of fully diluted shares of Advance Paradigm, Inc.'s capital stock outstanding on the date of issuance of the senior subordinated notes. The senior subordinated notes may be prepaid by Advance Paradigm, Inc. in whole at any time; however, if less than the entire outstanding principal amount is prepaid not more than an aggregate of $75 million principal amount may be prepaid from the date of issuance. Upon any prepayment prior to 24 months after the date of issuance, a ratable portion of the warrants attached to the senior subordinated notes will expire. The fair value of the senior subordinated notes is estimated as 75% of their principal amount.

  Commencing 120 days after the date of their issuance and until Advance Paradigm, Inc.'s stockholders approve the issuance of Class B Common Stock upon conversion of the Series A Preferred Stock, the Series A Preferred Stock will pay quarterly dividends, solely in additional shares of Series A Preferred Stock, at the rate of 11% per annum for the first six months, 13% for the next six months and 16% thereafter. Upon approval by Advance Paradigm, Inc.'s stockholders, the Series A Preferred Stock will be convertible, at the holder's option, at $20 per share (subject to adjustment to prevent against dilution), into shares of Class B Common Stock of Advance Paradigm, Inc (which are convertible into shares of Class A Common Stock which is publicly traded). Once convertible, the Series A Preferred Stock will be entitled to share ratably with the Class A Common Stock in dividends declared. Holders of the Class A Preferred Stock (and of the Class B Common Stock issuable upon its conversion) have the right to elect two members of Advance Paradigm, Inc's board of directors.

  The Company has the right to cause Advance Paradigm, Inc. to register the senior subordinated notes (and the attached warrants and the shares issuable upon exercise of the warrants) and the Series A Preferred Stock (and if converted, the shares issued upon conversion) for sale under the Securities Act of 1933. The Company has agreed not to sell more than 50% of the shares of Series A Preferred Stock (and the shares into which it may be converted) for a period of 24 months from their date of issuance unless the stockholders of Advance Paradigm, Inc. do not approve its conversion into Class B Common Stock within 120 days of the issuance of the Series A Preferred Stock or unless the market price of Advance Paradigm, Inc.'s Class A Common Stock reaches $40 per share.

  If the sale is consummated, the Company is required to apply the $675 million cash portion of the proceeds, less selling expenses, to reduce the outstanding balance of the PCS facility. The Company will pledge the Series A Preferred Stock (and all securities issued upon its conversion) and the senior subordinated notes to the lenders under the PCS facility and RFC facility to secure the Company's obligations thereunder and is required to use any net proceeds received from any sale of those securities to further repay the then outstanding balance of the PCS facility and, if repaid in full, to repay the then outstanding balance of the RCF facility.

  Consummation of the transaction is subject to the consent of certain of the Company's lenders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976 and customary closing conditions. If all conditions are satisfied, and there can be no assurance that they all will be, it is expected that the sale will be consummated by September 30, 2000. Accordingly, the PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of the PBM segment are reflected separately from the results of continuing operations. The estimated loss on the disposal of the PBM segment after income tax expense is $303.4 million, which consists of an estimated loss on disposal of the PBM segment of $343.4 million, including transaction expenses, and net estimated operating income of $40.0 million after the date the sale is consummated. Summarized operating results of the PBM segment for the quarters ended May 27, 2000 and May 29, 1999, are as follows:

  Dilutive Equity Issuances. In June 2000, Rite Aid completed a series of debt restructuring transactions as described further below under "--Liquidity and Capital Resources." In connection with these transactions an aggregate total of 69,564,434 shares of Rite Aid's common stock were issued in exchange for $462.6 million principal amount of outstanding indebtedness. In addition, pursuant to the conversion price adjustment and pay -in-kind dividend provisions of the convertible preferred stock issued to an affiliate of Leonard Green and Partners, L.P. in October 1999, 57,571,389 shares of Rite Aid common stock were issuable upon the conversion of such preferred stock at June 30, 2000. Giving pro forma effect to these issuances and adjustments, the basic and fully diluted average shares outstanding at February 26, 2000 would have increased from 259,139,000 to 347,999,000. In light of our substantial leverage and liquidity constraints, we will continue to consider opportunities to use the company's equity securities to discharge debt or other obligations that may arise. Such issuances may have a dilutive effect on the outstanding shares of Rite Aid common stock.

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

Results of Operations


Consolidated Revenues
-------------------------------------------------------------------------------

                                                     Thirteen      Thirteen
                                                    Weeks Ended   Weeks Ended
                                                      May 27,       May 29,
                                                       2000          1999
                                                    -----------   -----------
                                                    (dollars in thousands)
Sales.............................................. $3,442,186    $3,352,483
Sales growth.......................................        2.7 %        10.5 %
Same store sales growth............................        6.7 %        11.2 %
Pharmacy sales growth..............................        7.1 %        20.3 %
Same store pharmacy sales growth...................        9.6 %        21.4 %
Pharmacy as a % of total segment sales.............       60.3 %        58.3 %
Third party sales as a % of total pharmacy sales...       89.6 %        84.7 %
Front end sales growth.............................       (1.3)%        (0.8)%
Same store front end sales growth..................        1.4 %        (0.5)%
Front end as a % of total segment sales............       39.7 %        41.7 %
Store data:
  Total stores (beginning of period)...............      3,802         3,870
  New stores.......................................          4            21
  Closed stores....................................         27            46
  Store acquisitions, net..........................        --             33
  Total stores (end of period).....................      3,779         3,878
  Relocated stores ................................         24            50

-------------------------------------------------------------------------------

  The 2.7% growth in retail drug sales for the thirteen week period ended May 27, 2000 was primarily due to the continuing strong growth of our pharmacy sales, which more than offset a decline in our front end sales.

  For the thirteen week period ended May 27, 2000 and for the thirteen week period ended May 29, 1999, prescription drug revenues led sales growth with same-store sales increases of 9.6% and 21.4%, respectively. Our pharmacy sales growth continued to benefit from our ability to attract and retain managed care customers, our ongoing program of purchasing prescription files from independent pharmacies and favorable industry trends. These trends include an aging American population with many "baby boomers" now in their fifties and consuming a greater number of prescription drugs. The use of pharmaceuticals as the treatment of choice for a growing number of healthcare problems and the introduction of a number of successful new prescription drugs also contributes to the growing demand for pharmaceutical products.

  Front-end sales, which include all non-prescription sales such as seasonal merchandise, convenience items and food and other non-prescription sales, decreased in the thirteen week period ended May 27, 2000 from the same period prior year, primarily as a result of store closures. Offsetting the impact of the store closures was a 1.4% increase in same store sales. The same store sales increase was primarily a result of the initiatives put into place by new management which included, among other things, lowering prices on key items, weekly distribution of a nationwide advertising circular and expanding certain product categories.

Costs and Expenses

------------------------------------------------------------------------------
                                                  Thirteen     Thirteen
                                                 Weeks Ended  Weeks Ended
                                                   May 27,      May 29,
                                                    2000         1999
                                                 -----------  -----------
Costs of goods sold............................. $2,657,927   $2,525,926
Gross margin....................................       22.8%        24.7%
Selling, general and administrative............. $  838,085   $  739,466
Selling, general and administrative as a % of
 revenues.......................................       24.3%        22.1%
Goodwill amortization........................... $    6,074   $    6,168
Interest expense................................ $  171,641   $   97,743
Closed store and impairment charges............. $   15,879   $   28,238
Share of loss from equity investment............ $   11,574          --
------------------------------------------------------------------------------

Cost of Goods Sold

  Gross margin was 22.8% for the thirteen week period ended May 27, 2000 compared to 24.7% for the same period the prior year. Gross margins for the thirteen week period ended May 27, 2000 declined from the prior year as a result of the continuing growth of third party pharmacy sales as a percentage of total retail drug sales.

  Negatively impacting gross margins in the periods presented was the continuing trend of rising third party sales coupled with decreasing margins on third party reimbursed prescription sales. Third party prescription sales typically have lower gross margins than other prescription sales because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Pharmacy sales as a percentage of total sales were 60.3% and 58.3% for the thirteen weeks periods ended May 27, 2000 and May 29, 1999, respectively. The ratios of third party sales to total pharmacy sales were 89.6% and 84.7% for the thirteen weeks periods ended May 27, 2000 and May 29, 1999, respectively. These effects were partially offset by front-end gross margin improvements.

  The company uses the last-in, first-out (LIFO) method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $5.3 million for the thirteen weeks period ended May 27, 2000 versus $9.0 million for the same period a year ago.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses were 24.3% of sales for the thirteen weeks ended May 27, 2000 and 22.1% of sales for the same period the previous year. The increase in SG&A is a result of a $36.0 million decrease in expense in the thirteen weeks ended May 29, 1999 resulting from the reversal of a Stock Appreciation Rights accrual due to a decline in the stock price. In addition, Corporate expenses for the thirteen weeks ended May 27, 2000 were substantially higher as a result of approximately $25.4 million of costs associated with the restatement of the Company's historical financial statements.

Interest Expense

  Interest expense was $171.6 million for the thirteen week period ended May 27, 2000 compared to $97.7 million in the thirteen week period ended May 29, 1999. The increase in interest expense in fiscal 2000 is due to higher levels of indebtedness throughout the period. The level of the company's indebtedness increased in the 2000 period primarily as a result of $300 million of demand note borrowings incurred in June 2000. The annual weighted average interest rates excluding capital leases on the company's indebtedness for the thirteen weeks ended May 27, 2000 and May 29, 1999, were 8.10% and 6.15%, respectively.

Closed Store and Impairment Charges

  Store closing and impairment charges include pre-tax charges of $10.9 million and $12.4 million and non-cash charges of $8.2 million and $15.7 million for the thirteen weeks ended May 27, 2000 and May 29, 1999, respectively for the impairment of long-lived assets (including allocable goodwill) at 18 and 76 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

  Store closings and impairment charges consist of:

                                                                   For the
                                                                  Thirteen
                                                                 Weeks Ended
                                                               ---------------
                                                               May 27, May 29,
                                                                2000    1999
                                                               ------- -------
   Store lease exit costs..................................... $ 7,710 $12,546
   Impairment charges.........................................   8,169  15,692
                                                               ------- -------
                                                               $15,879 $28,238
                                                               ======= =======

  Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is typically 90 days preceding the closing date or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations are computed. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

  A rollforward of the company's lease exit liability follows:

                                                  Thirteen Weeks Thirteen Weeks
                                                      Ended          Ended
                                                   May 27, 2000   May 29, 1999
                                                  -------------- --------------
Balance--Beginning of Period.....................    $212,812       $246,805
  Provision for present value of noncancellable
   lease payments of stores designated to be
   closed........................................      19,357         17,141
  Provision for changes in discount rates,
   assumptions about future sublease income,
   etc. .........................................      (7,301)        (3,516)
  Reversals of reserves for stores that
   management has determined will remain open....      (4,346)        (1,079)
  Change in reserve resulting from interest......       3,235           (173)
  Cash Payments..................................     (10,051)       (20,357)
                                                     --------       --------
Balance--End of Period...........................    $213,706       $238,821
                                                     ========       ========

These charges are related entirely to operations in the retail drug business segment.

Income Taxes

  Rite Aid had net losses for the thirteen week periods ended May 27, 2000 and May 29, 1999. The full benefit of the net operating losses generated in the thirteen week period ended May 27, 2000 has been fully offset and the thirteen week period ended May 29, 1999 has been partially offset by a valuation allowance based on management's determination that, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be utilized. The restated financial statements were adjusted to properly reflect the federal and state tax effect of all restatement adjustments. In addition, certain adjustments were made to the accrued Federal income tax payable and the deferred income tax accounts to expense items in the proper period and reflect the tax benefit of the exercise of non-qualified stock options as a component of stockholders' equity.

  The income tax provision for the thirteen week period ended May 27, 2000 reflects the effect of the decision to sell PCS and to discontinue the operations of Rite Aid's PBM segment.

Liquidity and Capital Resources

  The company has two primary sources of liquidity: cash provided by operations and the revolving credit facility under our new senior secured credit facility. We may also generate liquidity from the sale of assets, including sale-leaseback transactions. During the thirteen weeks ended May 27, 2000 and the thirteen weeks ended May 29, 1999, cash provided by operations was not sufficient to fund our working capital requirements. As a result, we have supplemented our cash from operations with borrowings under our credit facilities. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on our debt, and to provide funds for capital expenditures.

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

  Other Existing Facilities. We extended to August 2002 the maturity date of our existing syndicated credit facilities, which consist of the RCF facility and the PCS credit facility. Borrowings under the PCS credit facility bear interest at LIBOR plus 3.25% and borrowings under the RCF credit facility bear interest at LIBOR plus 3.75%. The interest rate on our borrowings under these facilities will increase by 0.50% per annum if we have not received at least $500.0 million of net proceeds from asset sales prior to November 1, 2000. These credit facilities contain restrictive covenants which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale-leaseback transactions. These credit facilities also require us to satisfy financial covenants which are generally slightly less restrictive than the covenants in the new senior secured credit facility. The facilities also limit the amount of our capital expenditures to $70.0 million for the quarter ended August 26, 2000, increasing to $265.0 million for the four quarters ending June 1, 2002. Any net proceeds realized from a sale of PCS must be applied first to reduce the outstanding balances of the PCS credit facility and then to reduce the then outstanding balance of the RCF credit facility. The amounts repaid with the proceeds of asset sales may not be reborrowed. The PCS credit facility continues to be secured by a first lien on the stock of PCS and the RCF credit facility continues to be secured by a first lien on the stock of drugstore.com and a second lien on the stock of PCS. At June 24, 2000 we had $1.9 billion of borrowings outstanding under these credit facilities. These facilities are also guaranteed and secured as described below. If the sale of PCS is consummated, the company is required to apply the $675 million cash portion of the proceeds, less selling expenses, to reduce the outstanding balance of the PCS facility. The company will pledge the Series A Preferred stock (and all securities issued upon its conversion) and the senior subordinated notes to the lenders under the PCS facility and RCF facility to secure the company's obligations thereunder and is required to use any net proceeds received from any sale of those securities to further repay the then outstanding balance of the PCS facility and, if repaid in full, to repay the then outstanding balance of the RCF facility.

  Exchange Offers. In June 2000, we completed the exchange of $52.5 million of our 5.5% notes due 2000 and $321.8 million of our 6.7% notes due 2001 for an aggregate of $374.3 million of our new 10.5% senior secured notes due 2002. After the exchange, $147.5 million of the 5.5% notes due 2000 and $28.2 million of the 6.7% notes due 2001 remained outstanding. In connection with the exchange, we entered into a forward purchase agreement to sell $93.2 million of our 10.5% senior secured notes due 2002 to certain financial institutions. The proceeds from such sale will permit us to repay approximately $93.2 million of the 5.5% notes due 2000 when they mature in December of this year. The remaining 5.5% notes due in December 2000 and 6.7% notes due 2001 will be retired with Rite Aid's general corporate funds.

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

  Second Priority Collateral. In connection with modifications to the existing syndicated credit facilities, the guarantee of the Prudential note, the exchange for exchange debt and the guarantees of the synthetic lease transactions, substantially all of our wholly-owned subsidiaries guaranteed our obligations thereunder on a second priority basis. These subsidiary guarantees are secured by a second priority lien on the inventory, accounts receivable, intellectual property and some of the real estate assets of the subsidiary guarantors. Except to the extent previously secured, our direct obligations under those facilities and guarantees remain unsecured.

  Commercial Paper. Until September 24, 1999, the company issued commercial paper supported by unused credit commitments to supplement cash generated by operations. Since the loss of our investment grade rating in fiscal 2000, we are no longer able to issue commercial paper. Outstanding commercial paper of the company amounted to $192.0 million at February 26, 2000. All remaining commercial paper obligations were repaid in March 2000.

  Debt Capitalization. The following table sets forth our debt capitalization (in millions) at June 24, 2000, following the completion of the restructuring transactions described above:

                                                                         As of
                                                                        June 24,
                                                                          2000
                                                                        --------
   Secured Debt:
   Senior facility(1)..................................................  $  500
   PCS facility(2).....................................................   1,142
   RCF facility........................................................     730
   10.5% senior secured notes due 2002(3)..............................     374
   Exchange debt.......................................................     275
   Prudential note.....................................................      31
   Other...............................................................      16

   Lease Financing Obligations.........................................   1,074

   Other Senior Debt:
   5.5% notes due 2000.................................................     147
   6.7% notes due 2001.................................................      28
   6.0% notes due 2005.................................................     200
   7.625% notes due 2005...............................................     200
   7.125% notes due 2007...............................................     350
   6.125% notes due 2008...............................................     150
   6.0% Drs SM due 2003................................................     200
   6.875% senior debentures due 2013...................................     200
   7.7% notes due 2027.................................................     300
   6.875% debentures due 2028..........................................     150

   Subordinated Debt:
   5.25% convertible subordinated notes due 2002(4)....................     650
                                                                         ------
       Total Debt......................................................  $6,717
                                                                         ======

--------
(1) Proceeds from the term loan portion of the senior facility were used to repay the $300.0 million outstanding balance of our receivables securitization facility, to pay approximately $66.4 million of expenses in connection with the refinancing transactions and to provide $133.6 million of incremental cash on our balance sheet. No borrowings under the revolving credit portion of the senior facility were outstanding at June 24, 2000; however, $39.8 million of availability was being utilized to support trade letters of credit. The receivables securitization facility was an off-balance sheet liability and therefore was not included in the company's balance sheet in prior periods.
(2) We will repay $675 million, less selling expenses, upon consummation of the PCS sale.
(3) Outstanding amount of 10.5% senior secured notes due 2002 at June 24, 2000 does not include $93.2 million of such notes which are held by a special purpose subsidiary of the company and are subject to a forward purchase commitment by certain financial institutions. The proceeds from the sale of these notes will be used to retire an equivalent amount of the remaining 5.5% notes due 2000 upon their maturity in December 2000. The remaining 5.5% notes due 2000 will be retired with the company's general corporate funds.
(4) Outstanding principal amount was reduced to $472.2 million with the exchange offer for common stock consummated on June 26, 2000, pursuant to which $177.8 million principal amount of these notes were exchanged for common stock.

Net Cash Used in Operations

  The company used $9.5 million of cash to fund operations in the thirteen weeks ended May 27, 2000. Operating cash flow was negatively impacted by $153.3 million of interest payments. Operating cashflow benefited from an increase in other liabilities partially offset by an increase in current assets.

  In the thirteen weeks ended May 27, 1999, the company used $36.7 million of cash flow from operations. Operating cash flow was negatively impacted by an increase in accounts receivable and a decrease in accounts payable, which was mostly offset by a corresponding decline in inventory.

  Cash used for investing activities was $20.0 million and $202.1 million for the thirteen weeks ended May 27, 2000 and May 29, 1999, respectively. Cash used for store construction and relocations amounted to $18.9 million and $146.4 million for the thirteen weeks ended May 27, 2000 and May 29, 1999, respectively. In addition, cash of $24.5 million was used to acquire Edgehill in fiscal 2000.

  The accounts receivable securitization program provided additional cash of approximately $2.6 million and $5.8 million during fiscal 2000 and the thirteen weeks ended May 27, 2000, respectively. Total proceeds from the sale of the company's accounts receivable were $300,000 at May 27, 2000 and $294.1 million at February 26, 2000. The securitization facility was repaid and terminated on June 14, 2000.

Working Capital

  Net working capital was $752.9 million at May 27, 2000, compared to $899.2 million at February 26, 2000. The current ratios were 1.33 and 1.43, respectively.

Capital Expenditures

  Rite Aid plans to make total capital expenditures of approximately $260.0 million during fiscal 2001. Such expenditures consist of approximately $162.0 million related to new store construction, store relocation and other store construction projects. An additional $57.0 million will be dedicated to other store improvement activities including the purchase of Script Pro machines and the purchase of script files from independent pharmacists. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under our new revolving credit facility. During the thirteen weeks ended May 27, 2000, the Company spent $18.9 million on capital expenditures.

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

Accounting Change

  Retroactive to the first quarter of fiscal 2000, we changed our application of the LIFO method of accounting by restructuring our LIFO pool structure through a combination of certain geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to store merchandise categories. The effect of this change in fiscal 2000 was to decrease our earnings by $6.8 million (net of tax effect of $4.6 million, or $.03 per diluted common share. The cumulative effect of the accounting change for periods prior to fiscal 2000 was a charge of $27.3 million (net of tax effect of $18.2 million), or $.11 per diluted common share. The pro forma effect of this accounting change would have been a reduction in net income of $1.6 million, net of income tax effect of $1.1 million or $.01 per diluted common share for the quarter ended May 29, 1999.

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

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement, which establishes the accounting and financial reporting requirements for derivative instruments, requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In May 1999, the FASB delayed the implementation date for this statement by one year. We expect to adopt SFAS No. 133 in fiscal 2002. The impact of the adoption of SFAS No. 133 on our financial position and results of operations has not been determined.

Factors Affecting Our Future Prospects

                   Risks Related to Our Financial Condition

  We are highly leveraged. Our substantial indebtedness may severely limit cash flow available for our operations and could adversely effect our ability to service debt or obtain additional financing if necessary.

  As of June 24, 2000, Rite Aid had $5.6 billion of outstanding indebtedness for borrowed money and $1.1 billion of capital leases (including current maturities but excluding letters of credit) and negative stockholders equity. As of the same date we had additional borrowing capacity under our revolving credit facility of $460.2 million. On a pro forma basis, giving effect to the debt restructuring transactions completed in June 2000, our earnings would have been insufficient to cover our fixed charges for the year ended February 26, 2000, by $1.1 billion. Our earnings for fiscal 2000 included non-cash charges of $697.8 million. Based on the indebtedness outstanding, at June 24, 2000 (and then current interest rates) our annualized interest expense would be approximately $574.0 million. Our high level of indebtedness will have consequences on our operations. Among other things, our indebtedness will:

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

  Approximately $2.4 billion of our outstanding indebtedness as of June 24, 2000 bears an interest rate that varies depending upon LIBOR. If we borrow additional amounts under our senior secured facility, the interest rate on those borrowings will vary depending upon LIBOR. If LIBOR rises, the interest rates on this outstanding debt also increases. An increase in LIBOR therefore would increase our interest payment obligations under these outstanding loans and have a negative effect on our cash flow and financial condition.

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

  Our operations during the fiscal year ended February 26, 2000 and the thirteen weeks ended May 27, 2000 were adversely affected by a number of factors, including our financial difficulties, inventory shortages, allegations of violations of the law, including drug pricing issues, problems with suppliers and uncertainties regarding Rite Aid's ability to produce audited financial statements. To improve operations, new management developed and has been implementing a business strategy to improve the pricing of products, provide more consistent advertising through weekly, national circulars, eliminate problems with shortages of inventory and out-dated inventory, resolve all issues with our vendors, develop programs intended to enhance customer relationships and provide better service and continue to improve our stores and the product offerings within our stores. If we are not successful in our efforts to implement our business strategy, or if our business strategy is not effective we may not be able to improve our operations. Failure to improve operations would adversely affect our ability to make principal or interest payments on our debt.

  The additional unregistered shares of Rite Aid common stock that we issued may depress the market price of Rite Aid common stock because we have has agreed to register those shares under the Securities Act to enable the holders of the shares to sell them.

  In connection with the refinancing of our debt, we agreed to register the 51,785,434 shares of Rite Aid common stock that we issued to the lenders under its RCF facility, PCS facility and demand note. In addition, we have agreed to register the 57,571,389 shares of Rite Aid common stock underlying (as of June 30, 2000) the series B convertible preferred stock that we issued in October 1999 and the 2,500,000 shares of Rite Aid common stock underlying the warrant issued to J.P. Morgan Ventures Corporation in October 1999. The possible public sale of such large numbers of shares may have an adverse effect on the market price of Rite Aid's common stock.

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

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

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

  The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 27, 2000.

                                                                                                Fair Value
                                                                                                at May 27,
                          2001     2002       2003       2004     2005   Thereafter    Total       2000
                         -------  -------  ----------  --------  ------  ----------  ---------- ----------
                                                      (Debt in thousands of dollars)
Long-term debt,
 including Current
 portion
  Fixed rate............ $55,884  $30,055  $1,121,871  $200,854  $2,465  $1,554,549  $2,965,678 $1,604,967
  Average Interest
   Rate.................    5.50%    6.78%       7.46%     6.01%  11.59%       7.00%
  Variable Rate.........      --       --  $2,437,843        --      --          --  $2,437,843 $2,437,843
  Average Interest
   Rates................      --       --       10.07%       --      --          --

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

  As of July 10, 2000, Rite Aid had three credit facilities: the new $1.0 billion senior secured credit facility entered into on June 14, 2000, and the RCF facility and PCS facility. In addition, it had fixed-rate obligations in the amount of $4.0 billion and exchange debt in the amount of $274.8 million. In March 2000, all remaining commercial paper obligations were repaid. The ratings on these credit facilities and obligations as of July 10, 2000 were as follows: the $1.0 billion RCF facility: B by Standard and Poor's and B2 by Moody's; the $1 billion senior secured credit facility: BB- by Standard & Poor's and Ba3 by Moody's; the $1.3 billion PCS facility: B by Standard & Poor's and B2 by Moody's; the fixed-rate obligations: B- by Standard & Poor's and Caa1 by Moody's; and the exchange debt is not rated yet. The interest rates on the variable-rate borrowings are as follows: the $1.0 billion RCF facility: LIBOR plus 3.75%, the $1.0 billion senior secured credit facility: LIBOR plus 3.00%, and the $1.3 billion PCS facility and the exchange debt: LIBOR plus 3.25%.

                          PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

  Federal investigations

  There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving our financial reporting and other matters. Rite Aid is cooperating fully with the SEC and the United States Attorney. Also, as previously discussed, Rite Aid's audit committee engaged the law firm of Swidler Berlin Shereff Friedman LLP to conduct an independent investigation of those matters. The results of Swidler Berlin's investigation have been conveyed to the audit committee and to management and were considered in connection with the preparation and restatement of the financial statements included in the Fiscal 2000 10-K and in this report.

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

  Stockholder litigation

  Rite Aid, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased Rite Aid securities on the open market between May 2, 1997 and November 10, 1999. With one exception, the cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, where plaintiffs have filed a third amended complaint and have been given leave of court to file a fourth amended complaint on or before August 10, 2000. Most of the existing complaints assert claims against defendants under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, based upon the allegation that Rite Aid's financial statements for its 1997, 1998 and 1999 fiscal years fraudulently misrepresented its financial position and results of its operations for those periods, among other allegations. Two actions also assert claims against defendants under Section 18 of the Exchange Act and one action asserts claims under the Florida Securities Act and Florida common law, all based upon similar allegations.

  If any of these cases were to result in a substantial monetary judgment against Rite Aid, or is settled on unfavorable terms, Rite Aid's results of operations, financial position and cash flows could be materially adversely affected.

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

  Other

  In addition, Rite Aid is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance or, if not so covered, are without merit or are of such nature or involve such amounts as would not have a material adverse effect on Rite Aid's financial condition, cash flow or results of operations if decided adversely. Rite Aid, regardless of insurance coverage, does not believe that it has a material, estimable, and probable liability in regard to these claims and lawsuits as of February 26, 2000 or July 17, 2000.

ITEM 2. Changes in Securities and Use of Proceeds

  Not applicable.

ITEM 3. Defaults Upon Senior Securities

  Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the security holders during the thirteen week period ended May 27, 2000.

ITEM 5. Other Information


  Discontinued Operations

  On July 12, 2000, the Company announced that it had entered into an agreement to sell PCS Health Systems, Inc., its pharmacy benefit management
(PBM) segment, to Advance Paradigm, Inc. for $1 billion, subject to purchase price adjustment. The selling price of PCS, which includes the Company's Eagle Managed Care division, consists of $675 million in cash; $200 million in principal amount of Advance Paradigm, Inc.'s unsecured 10 year senior subordinated notes (with warrants attached) and $125 million in shares of Advance Paradigm's 11% Series A Preferred Stock having an aggregate liquidation preference of $125 million. The senior subordinated notes bear interest at the rate of 11% per annum for the first 18 months after their date of issuance, 12% for the next six months and 13% thereafter until maturity. The warrants attached to the senior subordinated notes are not exercisable for the first 24 months after the date the senior subordinated notes are issued. Once exercisable, they will be transferable separately from the senior subordinated notes and entitle the holders collectively to purchase, for $20 per share, that number of shares of Advance Paradigm Inc.'s Class A Common Stock as is equal to 2% of the number of fully diluted shares of Advance Paradigm, Inc.'s capital stock outstanding on the date of issuance of the senior subordinated notes. The senior subordinated notes may be prepaid by Advance Paradigm, Inc. in whole at any time; however, if less than the entire outstanding principal amount is prepaid not more than an aggregate of $75 million principal amount may be prepaid from the date of issuance. Upon any prepayment prior to 24 months after the date of issuance a ratable portion of the warrants attached to the senior subordinated notes will expire. The fair value of the senior subordinated notes is estimated as 75% of their principal amount.

  Commencing 120 days after the date of their issuance and until Advance Paradigm, Inc.'s stockholders approve the issuance of Class B Common Stock upon conversion of the Series A Preferred Stock, the Series A Preferred Stock will pay quarterly dividends, solely in additional shares of Series A Preferred Stock, at the rate of 11% per annum for the first six months, 13% for the next six months and 16% thereafter. Upon approval by Advance Paradigm, Inc.'s stockholders, the Series A Preferred Stock will be convertible, at the Holder's option, at $20 per share (subject to adjustment to prevent against dilution), into shares of Class B Common Stock of Advance

Paradigm, Inc. (which are convertible into shares of Class A Common Stock which is publicly traded). Once convertible, the Series A Preferred Stock will be entitled to share ratably with the Class A Common Stock in dividends declared. Holders of the Class A Preferred Stock (and of the Class B Common Stock issuable upon its conversion) have the right to elect two members of Advance Paradigm Inc.'s board of directors.

  The Company has the right to cause Advance Paradigm, Inc. to register the senior subordinated notes (the attached warrants and the shares issuable upon exercise of the warrants) and the Series A Preferred Stock (and if converted, the shares issued upon conversion) for sale under the Securities Act of 1933. The Company has agreed not to sell more than 50% of the shares of Series A Preferred Stock (and the shares into which it may be converted) for a period of 24 months from their date of issuance unless the stockholders of Advance Paradigm, Inc. do not approve its conversion into Class B Common Stock within 120 days of the issuance of the Series A Preferred Stock or unless the market price of Advance Paradigm, Inc.'s Class A Common Stock reaches $40 per share.

  If the sale is consummated, the Company is required to apply the $675 million cash portion of the proceeds, less selling expenses, to reduce the outstanding balance of the PCS facility. The Company will pledge the Series A Preferred Stock (and all securities issued upon its conversion) and the senior subordinated notes to the lenders under the PCS facility and RFC facility to secure the Company's obligations thereunder and is required to use any net proceeds received from any sale of those securities to further repay the then outstanding balance of the PCS facility and, if repaid in full, to repay the then outstanding balance of the RCF facility.

  Consummation of the transaction is subject to the consent of certain of the Company's lenders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976 and customary closing conditions. If all conditions are satisfied, and there can be no assurance that they all will be, it is expected that the sale will be consummated by September 30, 2000. Accordingly, the PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of the PBM segment are reflected separately from the results of continuing operations. The estimated loss on the disposal of the PBM segment after income tax expense is $303.4 million, which consists of estimated loss on disposal of the PBM segment of $343.4 million, including transaction expenses and estimated net operating income of $40.0 million after the date the sale is consummated. Summarized operating results of the PBM segment for the quarters ended May 27, 2000 and May 29, 1999, are as follows:

ITEM 6. Exhibits and Reports on Form 8-K

  (a) The following exhibits are filed as part of this report.

 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------

   2.1   Stock Purchase Agreement between Advance      Exhibit 2.1 to Form 8-K
         Paradigm, Inc. and Rite Aid Corporation.      filed July 14, 2000

   4.1   Commitment Letter dated April 10, 2000        Exhibit 4.1 to Form 8-K
                                                       filed on April 11, 2000

   4.2   Indenture, dated as of June 14, 2000, among   Exhibit 4.1 to Form 8-K
         Rite Aid Corporation, as Issuer, each of      filed on June 21, 2000
         the Subsidiary Guarantors named therein and
         State Street Bank and Trust Company, as
         Trustee.

   4.3   Exchange and Registration Rights Agreement,   Exhibit 4.2 to Form 8-K
         dated as of June 14, 2000, by and among       filed on June 21, 2000
         Rite Aid Corporation, State Street Bank and
         Trust Company and the Holders of the 10.50%
         Senior Secured Notes due 2002.

   4.4   Registration Rights Agreement, dated as of    Exhibit 4.3 to Form 8-K
         June 14, 2000, by and among Rite Aid          filed on June 21, 2000
         Corporation and the Lenders listed therein.

  10.1   Senior Credit Agreement, dated as of June     Exhibit 10.1 to Form 8-K
         12, 2000, among Rite Aid Corporation, the     filed on June 21, 2000
         Banks party thereto, Citicorp USA, Inc., as
         Senior Administrative Agent, Citicorp USA,
         Inc., as Senior Collateral Agent, and
         Heller Financial, Inc. and Fleet Retail
         Finance Inc., as Syndication Agents.

  10.2   Collateral Trust and Intercreditor            Exhibit 10.2 to Form 8-K
         Agreement, dated as of June 12, 2000, among   filed on June 21, 2000
         Rite Aid Corporation, each Subsidiary
         Guarantor of Rite Aid Corporation listed
         therein, Wilmington Trust Company, Citcorp
         USA, Inc., Morgan Guaranty Trust Company of
         New York, The Prudential Insurance Company
         of America, State Street Bank and Trust
         Company and The Sumitomo Bank, Limited, New
         York Branch.

  10.3   Senior Subsidiary Security Agreement, dated   Exhibit 10.3 to Form 8-K
         as of June 12, 2000, made by the Subsidiary   filed June 21, 2000
         Guarantors identified therein and any other
         person that becomes a Subsidiary Guarantor
         pursuant to the Senior Credit Facility, in
         favor of Citicorp USA, Inc., as Senior
         Collateral Agent.

  10.4   Senior Subsidiary Guarantee Agreement,        Exhibit 10.4 to Form 8-K
         dated as of June 12, 2000, among each of      filed June 21, 2000
         the Subsidiary Guarantors of Rite Aid
         Corporation listed therein and Citicorp
         USA, Inc., as Senior Collateral Agent.

  10.5   Senior Indemnity, Subrogation and             Exhibit 10.5 to Form 8-K
         Contribution Agreement, dated as of June      filed June 21, 2000
         12, 2000, among Rite Aid Corporation, each
         of the Subsidiary Guarantors listed therein
         and Citicorp USA, Inc., as Senior
         Collateral Agent.

  10.6   RCF Facility, dated as of June 12, 2000,      Exhibit 10.6 to Form 8-K
         among Rite Aid Corporation, the Banks from    filed June 21, 2000
         time to time parties thereto and Morgan
         Guaranty Trust Company of New York, as
         Administrative Agent, with JP Morgan
         Securities Inc., as Lead Arranger and Book
         Runner.

 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------

  10.7   PCS Facility, dated as of June 12, 2000,      Exhibit 10.7 to Form 8-K
         among Rite Aid Corporation, the Banks from    filed June 21, 2000
         time to time parties thereto and Morgan
         Guaranty Trust Company of New York, as
         Administrative Agent, with JP Morgan
         Securities Inc., as Lead Arranger and Book
         Runner.

  10.8   Exchange Debt Facility, dated as of June      Exhibit 10.8 to Form 8-K
         12, 2000, among Rite Aid Corporation, the     filed June 21, 2000
         Banks from time to time parties thereto and
         Morgan Guaranty Trust Company of New York,
         as Administrative Agent, with JP Morgan
         Securities Inc., as Lead Arranger and Book
         Runner.

  10.9   Second Priority Subsidiary Guarantee          Exhibit 10.9 to Form 8-K
         Agreement, dated as of June 12, 2000, among   filed June 21, 2000
         each of the Subsidiary Guarantors of Rite
         Aid Corporation listed therein and
         Wilmington Trust Company, as Second
         Priority Collateral Trustee.

  10.10  Second Priority Subsidiary Security           Exhibit 10.10 to Form 8-
         Agreement, dated as of June 12, 2000, made    K filed June 21, 2000
         by the Subsidiary Guarantors identified
         therein and any other person that becomes a
         Subsidiary Guarantor pursuant to the Second
         Priority Debt Documents, in favor of
         Wilmington Trust Company, as Second
         Priority Collateral Trustee.

  10.11  Second Priority Indemnity, Subrogation and    Exhibit 10.11 to Form 8-
         Contribution Agreement, dated as of June      K filed June 21, 2000
         12, 2000, among Rite Aid Corporation, each
         Subsidiary Guarantor listed therein and
         Wilmington Trust Company, as Second Prior-
         ity Collateral Trustee.

  10.12  First Priority Subsidiary Security            Exhibit 10.12 to Form 8-
         Agreement, dated as of June 12, 2000, made    K filed June 21, 2000
         by the Domestic Subsidiaries identified
         therein and any other person that becomes a
         Domestic Subsidiary pursuant to the
         Exchange Debt Facility Documents, in favor
         of Morgan Guaranty Trust Company of New
         York, as Agent.

  10.13  Amended and Restated Drugstore.com Pledge     Exhibit 10.13 to Form 8-
         Agreement, dated as of June 12, 2000,         K filed June 21, 2000
         between Rite Aid Corporation and Morgan
         Guaranty Trust Company of New York, as
         Agent.

  10.14  Amended and Restated PCS Pledge Agreement,    Exhibit 10.14 to Form 8-
         dated as of June 12, 2000, between Rite Aid   K filed June 21, 2000
         Corporation and Morgan Guaranty Trust
         Company of New York, as Agent.

  10.15  Form of Second Priority Mortgage,             Exhibit 10.15 to Form 8-
         Assignment of Leases and Rents, Security      K filed June 21, 2000
         Agreement and Financing Statement, by the
         Subsidiary Guarantor listed therein, to
         Wilmington Trust Company, as Second
         Priority Collateral Trustee.

  10.16  Amendment No. 3 to Note Agreement,            Exhibit 10.16 to Form 8-
         Amendment No. 4 to Guaranty Agreement, and    K filed June 21, 2000
         Amendment No. 1 to Put Agreement, for
         Adjustable Rate Senior Secured Notes due
         August 15, 2002, among Finco, Inc., Rite
         Aid Corporation, The Prudential Insurance
         Company of America, and Pruco Life
         Insurance Company, as of June 12, 2000.

  10.17  Amendment No. 5 to Guaranty, dated as of      Exhibit 10.17 to Form 8-
         June 12, 2000, from Rite Aid Corporation,     K filed June 21, 2000
         as Guarantor, to RAC Leasing LLC, as
         Lessor.

 Exhibit                                                  Incorporation by
 Numbers Description                                        Reference to
 ------- -----------                                      ----------------

  10.18  Amendment No. 4 to Master Lease and          Exhibit 10.18 to Form 8-
         Security Agreement, dated as of June 12,     K filed June 21, 2000
         2000, between RAC Leasing LLC, as Lessor,
         and Rite Aid Realty Corp., as Lessee.

  10.19  Amendment No. 4 to Guaranty, dated as of     Exhibit 10.19 to Form 8-
         June 12, 2000, from Rite Aid Corporation,    K filed June 21, 2000
         as Guarantor, to Sumitomo Bank Leasing and
         Finance, Inc., as Lessor.

  10.20  Amendment No. 5 to Master Lease and          Exhibit 10.20 to Form 8-
         Security Agreement, dated as of June 12,     K filed June 21, 2000
         2000, between Sumitomo Bank Leasing and
         Finance, Inc., as Lessor, and Rite Aid
         Realty Corp., as Lessee.

  11     Statements re Computation of Per Share       Included herein; see
         Earnings                                     note 3 to financial
                                                      statements

  27     Financial Data Schedules (EDGAR Filing       Filed herewith
         Only)

(b)Rite Aid Corporation has filed the following Current Reports on Form 8-K since February 26, 2000:

(1)Rite Aid Corporation filed a Current Report on Form 8-K on April 11, 2000 disclosing under Item 5 a press release describing the receipt of a commitment letter to provide a financing and to announce that one of the Company's lenders had agreed to convert $200 million existing bank debt into Rite Aid common stock and setting forth under Item 7 a copy of the commitment letter.

(2)Rite Aid Corporation filed a Current Report on Form 8-K on June 21, 2000 disclosing under Item 5 a press release announcing the completion of its refinancing transactions and setting forth under Item 7 copies of the related Indenture and Agreements as exhibits.

(3)Rite Aid Corporation filed a Current Report on Form 8-K on July 14, 2000 disclosing under Item 5 two press releases dated July 11, 2000 and July 12, 2000 and filing as an exhibit under Item 7 the Stock Purchase Agreement between Advance Paradigm, Inc. and Rite Aid Corporation dated as of July 11, 2000, and the two press releases. On July 17, 2000, Rite Aid filed an amendment to this Current Report to correct a typographical error.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 17, 2000                      RITE AID CORPORATION

                                             /s/ Elliot S. Gerson
                                         By: __________________________________
                                             Elliot S. Gerson
                                             Senior Executive
                                             Vice President and
                                             General Counsel

Date: July 17, 2000

                                             /s/ John T. Standley
                                         By: __________________________________
                                             John T. Standley
                                             Executive Vice President and
                                             Chief Financial Officer