Form 10-K/A
period 2000-02-26
RITE AID CORP
filed 2000-10-11
CIK 84129

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

  As of June 30, 2000, the registrant had outstanding 329,671,633 shares of Common Stock, par value $1.00 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Explanatory Statement...................................................    1
 Cautionary Statement Regarding Forward-Looking Statements...............    1

 PART I

    Item 1.  Business...................................................     2
    Item 2.  Properties.................................................    14
    Item 3.  Legal Proceedings..........................................    15
    Item 4.  Submission of Matters to a Vote of Security Holders........    17

 PART II

    Item 5.  Market for Registrant's Common Equity and Related
             Shareholder Matters........................................    18
    Item 6.  Selected Financial Data....................................    20
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    22
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risks......................................................    35
    Item 8.  Financial Statements and Supplementary Data................    36
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    36

 PART III

    Item 10. Directors and Executive Officers of the Registrant.........    37
    Item 11. Executive Compensation.....................................    40
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    48
    Item 13. Certain Relationships and Related Transactions.............    49

 PART IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    51

    Signatures...........................................................  S-1

    Financial Statements.................................................  F-1


                             EXPLANATORY STATEMENT

  After the filing of its Annual Report on Form 10-K for the fiscal year ended February 26, 2000, Rite Aid announced that it had entered into an agreement to sell its pharmacy benefits management ("PBM") segment. The PBM sale was completed on October 2, 2000. Since Rite Aid is filing this amended Form 10-K, the PBM segment has been reclassified as a discontinued operation.

  After filing the 2000 10-K, Rite Aid initiated the process of posting the $1.6 billion of restatement adjustments previously reported to the company's detailed books and records for each of the periods involved. As a result of this process, certain additional adjustments having a cumulative effect on retained earnings of $1.6 million at February 26, 2000, were made to the financial statements for fiscal years 2000, 1999 and 1998. Although the overall impact of these adjustments on Rite Aid's financial position as of February 26, 2000 is immaterial, the company is further restating the financial statements included in this amended Form 10-K because of the effect of the adjustments on certain previously reported annual and interim periods. The cumulative effect of these further restatements is to increase Rite Aid's accumulated deficit at February 26, 2000 by $1.6 million, from $1,420.2 million to $1,421.8 million, an adjustment of 0.11%. The adjustments also increase (decrease) Rite Aid's previously reported net losses for fiscal years 2000, 1999 and 1998 by ($10.0) million, $39.0 million and ($21.0) million, respectively, resulting in restated net losses of $1,133.0 million, $461.5 million and $165.2 million, respectively.

  For additional information, see "Business--Restatement of Historical Financial Statements" and notes 23, 25 and 26 to the consolidated financial statements.

  The information contained in this amended Form 10-K is as of July 11, 2000, except for the information relating to the sale of the PBM segment and the further restatement of the consolidated financial statements, which have been updated through October 2, 2000. This amended Form 10-K should be read in conjunction with the Form 10-Q for the second quarter of fiscal 2001, which has been filed as an exhibit to this Form 10-K/A and is incorporated by reference herein.

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

  Rite Aid undertakes no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. The company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation"-"Factors Affecting Our Future Prospects" below.

                                    PART I

ITEM 1. Business

  We are the second largest retail drugstore chain in the United States based on store count, serving customers in 30 states across the country and in the District of Columbia. As of June 30, 2000, we operated 3,776 stores and had a first or second place market position in 34 of the 65 major U.S. metropolitan markets in which we operated. During the fiscal year ended February 26, 2000 ("fiscal 2000") we operated in two business segments: the retail drug segment and the pharmacy benefit management ("PBM") segment.

  Retail Drug Segment. Through our retail drug segment, we sell prescription drugs and a wide assortment of general merchandise. Prescription drug sales represented approximately 58.4% of our total sales during fiscal 2000. Our drugstores filled over 190 million prescriptions during fiscal 2000. Our drugstores also offer non-prescription health and personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, one-hour photo development, seasonal merchandise and numerous other everyday and convenience products, which we refer to as our "front-end products."

  PBM Segment. During fiscal 2000, Rite Aid owned PCS Health Systems, Inc. ("PCS"), one of the country's largest pharmacy benefits managers, or PBMs. PCS provides pharmacy benefit management services to employers, insurance carriers and managed care companies. During fiscal 2000, PCS processed approximately 300 million prescriptions, served more than 1,200 health plan sponsors and assisted, through its customers, approximately 50 million people with their pharmaceutical needs. On July 12, 2000 we announced that we had entered into an agreement to sell PCS and the other assets of our PBM segment. This sale was consummated on October 2, 2000. As a result of the sale, the PBM segment is reported as a discontinued operation for all relevant periods in the financial statements included elsewhere in this Annual Report on Form 10-K/A.

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

  On December 5, 1999, a new executive management team, led by Robert G. Miller, was hired to address and resolve the business, operational and financial challenges confronting the company. Mr. Miller also succeeded Mr. Green as the chairman of the board of directors. The new management team, which has 94 years of collective experience in retail businesses, consists of:

  .  Robert G. Miller, Chairman of the Board and Chief Executive Officer;

  .  Mary F. Sammons, President, Chief Operating Officer and Board Member;

  . David R. Jessick, Chief Administrative Officer and Senior Executive Vice President; and

  .  John T. Standley, Chief Financial Officer and Executive Vice President.

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

  . Deteriorating Financial Position. From March 1995 through February 2000, Rite Aid spent $1.9 billion to build, renovate or relocate stores and $1.5 billion to acquire PCS. These expenditures, together with the substantial amounts paid to acquire 1,639 stores during the same period, substantially increased Rite Aid's level of debt and placed a significant strain on its short-term liquidity. The problems were exacerbated by Rite Aid's inability to complete a planned public offering of equity securities to repay the $1.3 billion short-term credit facility, which had been established to support the commercial paper issuances used to acquire PCS, which was due in October 1999. In June 1999, Rite Aid borrowed $300.0 million from one of its banks under a demand note because it had issued the maximum amount of commercial paper that was permitted under its credit facilities. In September 1999, Rite Aid informed its banks that it anticipated being in default on various covenants under both its $1.3 billion PCS acquisition credit facility (the "PCS credit facility") and its $1.0 billion general credit facility (the "RCF credit facility") and in October 1999, Standard & Poor's and Moody's downgraded Rite Aid's credit rating. Following these events, Rite Aid lost access to the commercial paper market. On October 27, 1999, in connection with the preferred stock investment by an affiliate of Leonard Green & Partners, L.P., Rite Aid's banks agreed to extend the maturity date of the PCS credit facility, the RCF credit facility and the $300.0 million demand note, but only until November 1, 2000.

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

    -- significantly curtailed new store growth by reducing the number of new and relocated stores planned for fiscal 2001 and 2002 from approximately 150 each year to approximately 85 and 115 for the respective years;

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

    -- established and executed effective product promotional programs; and

    -- reorganized our management structure to focus specifically on critical functions, such as store operations, pharmacy operations, managed care and customer service.

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

    -- retained Arthur Andersen LLP to assist us in a reconciliation of Rite
       Aid's books and records for fiscal years 2000, 1999 and 1998;

    -- began to develop a plan to strengthen the company's internal accounting systems and controls.

     This process concluded with the preparation of the financial statements contained in this annual report. In addition, the Swidler Berlin firm conveyed the results of its investigation to the audit committee and to management and these results were considered in connection with the preparation and restatement of financial statements. There is a summary of the principal accounting issues addressed in the restatement of the financial statements under the caption "--Restatement of Historical Financial Statements." See also notes 23 and 25 of the notes to consolidated financial statements.

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

    -- restructured the terms of and extended the maturity dates of the outstanding debt under the PCS credit facility and the RCF credit facility until August 2002;

    -- exchanged an aggregate of $374.3 million of our outstanding notes due in December 2000 and 2001 for $374.3 million of our notes due in September 2002;

    -- exchanged $284.8 million of our outstanding debt for 51.8 million shares of Rite Aid common stock and $274.8 million of our outstanding debt which was due in 2000 and 2001 for an equivalent amount of secured exchange debt due August 2002;

    -- obtained the agreement of two financial institutions to purchase
       $93.2 million of our notes due September 2002 when the balance of our 5.5% notes mature in December 2000; and

    -- exchanged $177.8 million in principal amount of our 5.25% convertible subordinated notes due 2002 for 17.8 million shares of our common stock.

       Rite Aid continues to be highly leveraged and the covenants of our new senior secured credit facility and our other credit facilities place constraints on our operations. However, as a result of the actions described above, we believe that Rite Aid now has the financial flexibility and liquidity necessary to execute its long term business strategy.

Our Long Term Strategy

  New management's long term strategic plan will scale back our new store development program and focus on enhancing the performance of our existing store base. We intend to improve the performance of our existing stores by (1) capitalizing on our substantial investments in our stores and distribution facilities; (2) enhancing our customer and employee relationships; and (3) improving our product offerings in the stores. We will also build a comprehensive plan to establish and maintain adequate and reliable accounting systems and controls.

  Capitalize on Investments in Store Base and Distribution Facilities. Over the last five years, we have opened 537 new stores, relocated 1,003 stores, generally to larger or free-standing sites, remodeled 383 stores and closed 1,039 stores. We also acquired 1,639 stores during the same period. All of our stores are now integrated into a common information system. Our investments have given us one of the most modern store bases in the industry, with 29% of our stores at June 30, 2000 having been constructed or relocated since the beginning of fiscal 1998. It generally takes two to four years for our new and relocated stores to develop the critical mass of customers necessary to achieve profitability. Because of the large percentage of our stores which have been built or remodeled in the last three years, attracting more customers is a key component of our long term strategy. We have also made significant improvements to our distribution network to support these new stores, including the opening of two new high capacity distribution centers.

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

  Improve Product Offerings. In recent years Rite Aid has added popular and profitable product departments, such as our General Nutrition Companies, Inc. ("GNC") stores-within-Rite Aid-stores and one-hour photo development departments. We are continuing to develop ideas for new product departments and have begun to implement plans to expand the categories of front-end products that we sell in our larger west coast stores. Another important focus of our new management team is to increase our offerings and sales of private label Rite Aid brand products by identifying additional product categories that we can bring to market under our private label brands. We also want to increase our sales of generic prescription drugs, which provide the same desired medical benefits as brand name prescription drugs but provide cost savings to us and our customers. As private label and generic prescription drugs generate higher margins than branded label, we expect that increases in the sales of these products would enhance our profitability. We believe that the addition of new departments and increases in offerings of products and services are integral components of our strategy to distinguish Rite Aid from other national drugstore chains.

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

    -- the financial covenants in our debt agreements, which must be satisfied in order for us to continue borrowing funds under our revolving credit facility and may limit our operating flexibility; and

    -- interest rate fluctuations with respect to our floating-rate indebtedness.

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

Restatements of Historical Financial Statements

  The consolidated financial statements and summarized quarterly financial information included in this annual report have been restated to reflect various adjustments. The aggregate effect of these adjustments on the historical financial statements was to reduce net income by $471.1 million and $605.2 million for fiscal 1998 and fiscal 1999, respectively and to reduce the net loss by $10.0 million for fiscal 2000. On an aggregate basis, the adjustments reduced Rite Aid's retained earnings at February 27, 1999 and February 26, 2000 by $1.6 billion and $1.6 million, respectively.

  The principal adjustments to Rite Aid's financial statements are summarized as follows:

Inventory/Cost of Goods Sold

  The restated financial statements reflect adjustments to inventory and cost of goods sold related primarily to reversals of unearned vendor allowances previously recorded as a reduction to cost of goods sold, to correctly apply the retail method of accounting, record writedowns for slow moving and obsolete inventory, recognize certain selling costs including promotional markdowns and shrink in the period in which they were incurred, accrue for inventory cut-off, and to reflect unearned vendor allowances in the inventory balances.

Property, Plant and Equipment

  The restated financial statements reflect adjustments to charge certain items previously capitalized to expense in the period in which they were incurred. Such items include certain costs for repairs and maintenance, interest, and internal software expenditures. The adjustments also include increases to depreciation expense to reverse the effects of retroactive changes made to the useful lives of certain assets, to depreciate assets misclassified as construction in-progress and to recognize depreciation expense in the appropriate periods.

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

Exit Costs and Impairment of Operating and Other Assets

  The restated financial statements reflect adjustments to appropriately recognize charges related to store closures in the period in which the decision, and ability, to close a store had been made. In addition, other charges not related to exiting stores and gains from the sale of certain assets that had previously been recorded as adjustments to the store exit liability have been reflected as income or expense in the period in which they were incurred or realized.

  Adjustments have also been made to record impairment charges for stores and other assets in the period in which the impairment occurred; and to change the method used to evaluate assets for impairment from a market level to an individual store level because this is the lowest level of independent cash flows ascertainable for purposes of measuring impairment.

  For additional information, including information relating to the further restatement of the consolidated financial statements reflected in this amended Form 10-K, see notes 23 and 25 of the notes to consolidated financial statements.

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

                                                                     FY 2000
                                                                  Percentage of
       Product Class                                              Sales/Revenues
       -------------                                              --------------
   Prescription drugs............................................      58.4%
   Vitamins and mineral supplements..............................       2.0
   Cosmetics.....................................................       3.0
   Seasonal......................................................       2.0
   Photo Development.............................................       2.0
   Beer, wine and liquor.........................................       2.0
   Greetings cards...............................................       2.0

  Rite Aid offers over 1,500 products under the Rite Aid private label brand, which contributed approximately 9.2% of our front-end sales in fiscal 2000. During fiscal 2000, Rite Aid added 80 products under its private label. One of new management's goals is to increase the number and the sales of our private label brand products.

  In July 1999, Rite Aid acquired a 22% stake in drugstore.com, an online source for health, beauty and pharmacy products, for cash of $8.1 million and our agreement to provide access to our pharmacy networks and insurance coverages, advertising contracts and exclusivity agreements. In connection with this investment, Rite Aid and drugstore.com entered into a 10-year exclusive strategic alliance pursuant to which drugstore.com became the exclusive customer online link for prescriptions and other products and services offered at all Rite Aid retail drugstores. The agreement gave Rite Aid an immediate presence in the Internet drugstore business and resulted in one of the first online pharmacies. We are focusing on leveraging our relationship with drugstore.com to increase online sales and to generate higher in-store sales to online customers who select in-store order pick-up. At June 30, 2000, we owned approximately 18% of drugstore.com.

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

  Rite Aid Stores. In February 1995, Rite Aid initiated a campaign to expand and modernize its store base. During fiscal 1995, Rite Aid acquired 312 stores located in the midwest and northeast regions in three acquisition transactions for a total cost of approximately $175.7 million. In fiscal 1997, Rite Aid acquired Thrifty PayLess, a drugstore chain with 1,006 stores located on the west coast, for approximately $1.5 billion. In the same year, Rite Aid acquired Taylor Drug Stores and Concord Drugs, Inc. for an aggregate cost of $33.6 million. In fiscal 1998, Rite Aid acquired the K&B, Incorporated and Harco, Inc. chains, with 186 and 146 stores, respectively, for a total cost of $335.0 million, net of cash acquired. These stores were located in the southern region of the United States. In February 1999, Rite Aid acquired Edgehill Drugs, Inc., which had 25 stores in Maryland and Delaware, for $24.5 million in cash. As of June 30, 2000, we had fully integrated these acquired stores into our operations.

  Rite Aid also has been modernizing its storebase. Rite Aid began opening prototype stores in 1995 that include features that we believe increase customer satisfaction, including drive-through pharmacies, one-hour film developing departments, 24-hour stores and a layout that is designed to be attractive to our customers.

  During fiscal 2000, Rite Aid opened 77 new stores, relocated 180 stores, remodeled 14 stores and closed 181 stores. On a regular basis throughout the year, we evaluate the performance of our stores. Stores that are redundant, underperforming or otherwise unsuitable are closed or relocated. Our current plan for fiscal 2001 is to open approximately 12 new stores, relocate 73 stores and close 53 stores.

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
                          -----
 Total................... 3,776

--------
(1) As of February 26, 2000, we operated 3,802 stores throughout 30 states and the District of Columbia.

  Technology. All of our stores are connected to a common information system which can be expanded to accommodate new stores. Additionally, each Rite Aid store employs point-of-sale technology that facilitates inventory replenishment, sales analysis and recognition of customer trends. Our pharmacies employ technology that enables us to fill prescriptions with increased accuracy and efficiency. In 1998, we began installing ScriptPro, automated pharmacy dispensing units, which are linked to the pharmacist's computer and which fill and label prescription drug orders. As of June 30, 2000 we had installed ScriptPro units in 845 stores and we plan to install approximately 150 additional units in fiscal 2001. Our customers may also order prescription refills over the Internet through drugstore.com, or through our telephonic rapid automated refill systems.

  Suppliers. During fiscal 2000, we purchased approximately 87% of the dollar volume of our prescription drugs from a single supplier, McKesson HBOC, Inc. ("McKesson"). Pursuant to a long-term supply contract, McKesson has agreed to sell to Rite Aid all of its branded pharmaceutical products on an exclusive basis and generic pharmaceutical products on a non-exclusive basis. If Rite Aid's relationship with McKesson were disrupted, we could have difficulty filling prescriptions, which would negatively affect our business. Rite Aid purchases its non-pharmaceutical merchandise from numerous manufacturers and wholesalers. Rite Aid believes that competitive sources are readily available for substantially all of the non-prescription merchandise we carry and that the loss of any one supplier would not have a material effect on Rite Aid's business.

  Rite Aid sells private label and co-branded products that generally are supplied by numerous competitive sources. The Rite Aid and GNC co-branded PharmAssure(R) vitamin and mineral supplement products and the GNC branded vitamin and mineral supplement products that we sell in our stores are manufactured and developed by GNC as are the Rite Aid brand vitamin and mineral supplements.

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

  Working Capital. Rite Aid generally finances its inventory and capital expenditure requirements with internally generated funds and borrowings. We expect to use borrowings to finance inventories and to support our continued growth. The majority of our front-end sales are in cash. Third-party insurance programs, which typically settle in fewer than 30 days, accounted for 87.8% of our pharmacy sales and 51.2% of our revenues in fiscal 2000. Our customer returns are not significant.

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

PBM Segment

  During fiscal 2000, our pharmacy benefit management segment, or PBM segment, offered pharmacy benefit management services to employers, managed care companies (HMOs) and insurance carriers for management of the wide variety of pharmacy benefit programs that our customers may offer to their employees or members. PCS also provides mail order pharmacy services. Rite Aid significantly expanded its pharmacy benefit management business with the acquisition of PCS from Eli Lilly and Company in January 1999. PCS is the nation's second largest pharmacy benefits manager, providing pharmacy related services to approximately 50 million people in the United States during fiscal 2000.

  Sale of PCS. On July 12, 2000, the company announced that it had entered into an agreement to sell PCS, its PBM segment, to Advance Paradigm, Inc. for $1.0 billion. The sale was consummated on October 2, 2000. The selling price of PCS consisted of $675.0 million in cash; $200.0 million in principal amount of Advance Paradigm's unsecured 10 year senior subordinated notes (with warrants attached) and $125.0 million in liquidation preference of Advance Paradigm's 11% series A preferred stock. The senior subordinated notes bear interest at the rate of 11% per annum for the first 18 months after their date of issuance (October 2, 2000), 12% for the next six months and 13% thereafter until maturity. The warrants attached to the senior subordinated notes are not exercisable for the first 24 months after the date the senior subordinated notes are issued. Once exercisable, they will be transferable separately from the senior subordinated notes and entitle the holders collectively to purchase, for $20 per share, 780,000 shares of Advance Paradigm's class A common stock. The senior subordinated notes may be prepaid by Advance Paradigm in whole at any time; however, if less than the entire outstanding principal amount is prepaid not more than an aggregate of $75.0 million principal amount may be prepaid from the date of issuance. Upon any prepayment prior to October 2, 2002, a ratable portion of the warrants attached to the senior subordinated notes will expire. The fair value of the senior subordinated notes is estimated at 75% of their principal amount. The fair value of the series A preferred stock is estimated at its stated value. The Company is in the process of obtaining an appraisal to determine the fair value of the Series A Preferred Stock and warrants at the consummation date.

  Commencing on January 30, 2001 and until Advance Paradigm's stockholders approve the issuance of class B common stock upon conversion of the series A preferred stock, the series A preferred stock will pay quarterly dividends, solely in additional shares of series A preferred stock, at the rate of 11% per annum for the first six months, 13% for the next six months and 16% thereafter. Upon approval by Advance Paradigm's stockholders, the series A preferred stock will be convertible, at Rite Aid's option at $20 per share (subject to adjustment for certain dilutive events), into shares of class B common stock of Advance Paradigm. (which are convertible into shares of class A common stock which is publicly traded). Once converted, the class B common stock will be entitled to share ratably with the class A common stock in dividends declared. Holders of the class A preferred stock (and of the class B common stock issuable upon its conversion) have the right to elect two members of Advance Paradigm's board of directors.

  The company has the right to cause Advance Paradigm to register the senior subordinated notes (and the attached warrants and the shares issuable upon exercise of the warrants) and the series A preferred stock (and if converted, the shares issued upon conversion) for sale under the Securities Act of 1933 (the "Securities Act"). The company has agreed not to sell more than 50% of the shares of series A preferred stock (and the shares into which it may be converted) for a period of 24 months from their date of issuance unless the stockholders of Advance Paradigm do not approve its conversion into class B common stock by January 30, 2001 or unless the market price of Advance Paradigm's class A common stock averages $40 per share for 20 consecutive trading days after April 2, 2001.

  The company applied $575.0 million of the proceeds to the outstanding balance of the PCS facility and the PCS exchange debt and pledged the series A preferred stock (and all securities issuable upon its conversion) and the senior subordinated notes to the lenders under the PCS credit facility and RCF credit facility to secure the company's obligations thereunder. The Company is required to use any net proceeds received from any sale of those securities to further repay the then outstanding balance of the PCS credit facility and the PCS related exchange debt and, if repaid in full, to repay the then outstanding balance of the RCF credit facility.

  The PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of the PBM segment are reflected separately from the results of continuing operations. The estimated loss on the disposal of the PBM segment, subject to closing adjustments and final determination of fair value of the series A preferred stock and warrants, is $334.8 million, which consists of an estimated loss on disposal, transaction expenses and estimated net operating income through the date the sale is consummated. In the first quarter of fiscal 2001 ended May 27, 2000, the Company recorded a loss of $303.3 million and in the second quarter of fiscal 2001 ended August 26, 2000, an additional loss of $31.4 million will be recorded due to changes in estimates. Additionally, as a result of the decision to discontinue the operations of the PBM segment, the company recorded an increase to the tax valuation allowance and income tax expense of $146.9 million in the first quarter of fiscal 2001.

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

  Rite Aid operates the following distribution centers and overflow storage locations, which it owns or leases as noted:

                                                                     Approximate
                                                            Owned or   Square
     Location                                                Leased    Footage
     --------                                               -------- -----------
     Rome, New York........................................   Owned    291,000
     Utica, New York(1)....................................  Leased    106,800
     Poca, West Virginia...................................   Owned    280,000
     South Nitro, West Virginia(1).........................  Leased     50,000
     Perryman, Maryland....................................  Leased    875,000
     Tuscaloosa, Alabama...................................   Owned    285,000
     Cottondale, Alabama(1)................................  Leased    104,832
     Pontiac, Michigan.....................................   Owned    370,000
     Ogden, Utah(2)........................................   Owned    638,000
     Woodland, California..................................   Owned    500,000
     Woodland, California(1)...............................  Leased    200,000
     Wilsonville, Oregon...................................  Leased    500,000
     Lancaster, California.................................  Leased    930,000

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

  On a regular basis and as part of our normal business, we evaluate store performance and may close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. When we close or relocate a leased store, we often continue to have leasing obligations, in which case Rite Aid usually attempts to sublease the former store. As of February 26, 2000, Rite Aid subleased 5,811,993 square feet of space as a result of closing or relocating stores and an additional 7,611,674 square feet of space in closed stores was not subleased.

  Rite Aid owns a 52,200 square foot ice cream manufacturing facility located in El Monte, California.

  Through PCS, Rite Aid also owned in fiscal 2000 a 363,000 square foot building and leases an additional 140,000 square feet of office space for the general offices and headquarters of PCS. Also through PCS, Rite Aid leases a 93,800 square foot mail order facility in Fort Worth, Texas and owns a 112,000 square foot mail order facility in Birmingham, Alabama.

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

  If any of these cases were to result in a substantial monetary judgment against Rite Aid, or is settled on unfavorable terms, Rite Aid's results of operations and financial position could be materially adversely affected.

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

  Rite Aid believes that all of the positive override lawsuits are without merit under applicable state consumer protection laws and/or state or federal RICO statutes. As a result, Rite Aid intends to continue to vigorously defend each of the pending actions and does not anticipate, if fully adjudicated, that any of the lawsuits will result in an award of damages and/or civil penalties. However, such an outcome for each of the actions cannot be assured and a ruling against Rite Aid could have a material adverse effect on the financial position and results of operations of the company as well as necessitate substantial additional expenditures to cover legal costs as it pursues all available defenses.

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

  If any of these cases result in a substantial monetary judgment against Rite Aid or is settled on unfavorable terms, Rite Aid's results of operations, financial position, and cash flows could be materially adversely affected.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Rite Aid's common stock is listed on the New York and Pacific Stock Exchanges under the symbol RAD. On June 30, 2000, Rite Aid had approximately 11,660 record shareholders. Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, together with dividend information are shown below:

   Fiscal                                    Quarter   High     Low   Dividend
   ------                                    ------- -------- ------- --------
   2000.....................................  First    41 3/8      21  $.1150
                                             Second  26 15/16  17 1/2  $.1150
                                              Third    20 1/8   4 1/2  $.1150
                                             Fourth    13 1/4   6 3/8  $  -- (1)
   1999.....................................  First   36 9/16  29 3/4  $.1075
                                             Second    45 1/8  34 5/8  $.1075
                                              Third   49 1/16 33 9/16  $.1075
                                             Fourth    51 1/8 39 9/16  $.1150

--------
(1) No dividend was declared in the fourth quarter of fiscal 2000. Our current credit facilities do not allow us to pay cash dividends.

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

  On October 27, 1999, Rite Aid issued a warrant to J.P. Morgan Ventures Corporation, an affiliate of J. P. Morgan, to purchase 2,500,000 shares of Rite Aid common stock. The exercise price for the common stock is $11.00 per share, subject to certain adjustments. The warrant expires on September 23, 2002. The warrant was issued in connection with the extension and restructuring of Rite Aid's PCS and RCF facilities in October, 1999. J. P. Morgan is one of Rite Aid's principal lenders.

  On June 14, 2000, certain lenders, including J.P. Morgan Ventures Corporation, exchanged an aggregate of $284.8 million of their loans outstanding under the PCS credit facility, the RCF credit facility and the $300.0 million demand note into 51,785,434 shares of Rite Aid common stock at an exchange rate of $5.50 per share.

  On June 14, 2000, Rite Aid issued $374.3 million of 10.5% senior secured notes due September 2002 in exchange for $52.5 million of Rite Aid's outstanding 5.5% notes due December 2000 and $321.8 million of Rite Aid's outstanding 6.7% notes due December 2001. Also, Rite Aid entered into an agreement with J.P. Morgan and another financial institution under which they agreed to purchase $93.2 million of the 10.5% senior secured notes due 2002 when the 5.5% notes that remain outstanding mature in December 2000.

  The series A preferred stock, the series B preferred stock, the warrant, the 10.5% senior secured notes due 2002, and the Rite Aid common stock issued in exchange for certain Rite Aid bank debt were issued in transactions exempt from registration in reliance on Section 4(2) of the Securities Act.

  On June 26, 2000, the holders of $177.8 million principal amount of Rite Aid's outstanding 5.25% convertible subordinated notes due 2002 exchanged these notes for 17,779,000 shares of Rite Aid's common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

ITEM 6. Selected Financial Data

  The following selected financial data of Rite Aid should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements appearing on pages F-1 through F-51. Selected financial data is presented for three fiscal years. The company's financial statements have been restated. These restatements supercede the prior restatements announced in June and November 1999. Substantial time, effort and expense was required over a six month period to review, assess, reconcile, prepare, and audit financial statements for fiscal 2000, fiscal 1999 and fiscal 1998. Rite Aid believes it would require an unreasonable effort and expense to conduct a similar process to restate fiscal years 1997 and 1996 and that it is unlikely that periods prior to March 1, 1997 could be restated. Therefore, financial data for fiscal 1997 and 1996 have not been restated and should not be relied upon. For a further discussion of the restatements, including information relating to the further restatement of the consolidated financial statements reflected in this amended Form 10-K, see "Business--Restatement of Historical Financial Statements" and note 25 of the notes to consolidated financial statements.

                                                  Year ended
                          -----------------------------------------------------------
                           February 26, 2000   February 27, 1999   February 28, 1998
                              (52 weeks)          (52 weeks)         (52 weeks)(3)
                          (as restated)(1)(2) (as restated)(1)(2) (as restated)(1)(2)
                          ------------------- ------------------- -------------------
                                   (In thousands, except per share amounts)
Summary of Operations:
REVENUES................      $13,338,947         $12,438,442         $11,352,637
COSTS AND EXPENSES:
  Cost of goods sold,
   including occupancy
   costs................       10,242,377           9,411,600           8,396,239
  Selling, general and
   administrative
   expenses.............        3,578,861           3,195,794           2,796,342
  Gain on sale of
   stores...............          (80,109)                --              (52,621)
  Goodwill
   amortization.........           24,457              26,055              26,169
  Store closing and
   impairment charges...          153,317             192,551             148,560
  Interest expense......          528,159             277,634             209,152
  Share of loss from
   equity investments...           15,181                 448               1,886
                              -----------         -----------         -----------
                               14,462,243          13,104,082          11,525,727
                              -----------         -----------         -----------
  Loss from continuing
   operations before
   income taxes and
   cumulative effect of
   accounting change ...       (1,123,296)           (665,640)           (173,090)
INCOME TAX BENEFIT......           (8,375)           (216,941)            (28,064)
                              -----------         -----------         -----------
  Loss from continuing
   operations before
   cumulative effect of
   accounting change....       (1,114,921)           (448,699)           (145,026)
INCOME (LOSS) FROM
 DISCONTINUED
 OPERATIONS, including
 income tax expense
 (benefit) of $30,903,
 $(5,925) and
 $(10,885)..............            9,178             (12,823)            (20,214)
CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE, net
 of income tax benefit
 of $18,200.............          (27,300)                --                  --
                              -----------         -----------         -----------
    Net loss............      $(1,133,043)        $  (461,522)        $  (165,240)
                              ===========         ===========         ===========
BASIC AND DILUTED (LOSS)
 INCOME PER SHARE:
  Loss from continuing
   operations...........      $     (4.34)        $     (1.74)        $     (0.58)
  Income (loss) from
   discontinued
   operations...........             0.04               (0.05)              (0.08)
  Cumulative effect of
   accounting change,
   net..................            (0.11)                --                  --
                              -----------         -----------         -----------
    Net loss per share..      $     (4.41)        $     (1.79)        $     (0.66)
                              ===========         ===========         ===========

                          February 26, 2000   February 27, 1999   February 28, 1998
                             (52 weeks)          (52 weeks)          (52 weeks)
                         (as restated)(1)(2) (as restated)(1)(2) (as restated)(1)(2)
                         ------------------- ------------------- -------------------
                                   (Dollars in thousands except dividends)
Year-End Financial
 Position:
  Working capital
   (deficit)............     $   719,961         $  (892,115)        $ 1,258,580
  Property, plant and
   equipment (net)......       3,449,594           3,328,499           2,460,513
  Total assets..........       9,909,847           9,778,451           7,392,147
  Total debt (4)........       6,616,634           5,922,504           3,132,894
  Redeemable preferred
   stock................          19,457              23,559                 --
  Stockholders' equity..         432,509           1,339,617           1,898,203
Other Data:
  Cash dividends
   declared per common
   share................     $     .3450         $     .4375         $     .4075
  Basic weighted average
   shares...............     259,139,000         258,516,000         250,659,000
  Diluted weighted
   average shares.......     259,139,000         258,516,000         250,659,000
  Number of retail
   drugstores...........           3,802               3,870               3,975
  Number of employees...          77,258              89,900              83,000

--------
(1) See note 25 of the notes to consolidated financial statements for a description of the adjustments resulting from the restatements.
(2) PCS was acquired on January 22, 1999. On October 2, 2000, Rite Aid completed the sale of PBM segment, see "Business--PBM Segment." Accordingly, our PBM segment is reported as a discontinued operation for all periods presented. See note 26 of the notes to consolidated financial statements.
(3) K&B, Incorporated and Harco, Inc. were acquired in August 1997.
(4) Includes capital lease obligations of $1.2 billion, $1.1 billion and $622 million as of February 26, 2000, February 27, 1999 and February 28, 1998, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended February 26, 2000, February 27, 1999 and February 28, 1998 presented below reflects certain restatements to Rite Aid's previously reported results of operations for these periods. See "Business-- Restatement of Historical Financial Statements" and note 25 of the notes to consolidated financial statements for a discussion of these restatements.

Overview

  Management believes that the following matters should be considered in connection with the discussion of results of operations and financial condition.

  Maturing Store Base. Since the beginning of fiscal 1998, Rite Aid has built 372 new stores, relocated 713 stores and closed 791 stores. These new and relocated stores represent approximately 29% of Rite Aid's total stores at June 30, 2000. The new and relocated stores opened in recent years are generally larger, free standing stores with higher operating expenses than our older stores. New stores generally do not become profitable until a critical mass of customers is developed. Relocated stores also must attract additional customers to achieve comparable profitability to the store that was replaced. We believe that the period of time required for a new store to achieve profitable operations is generally between two and four years. This period can vary significantly based on the location of a particular store and on other factors, including the investments made in purchasing prescription files for the location and advertising. Our recent liquidity constraints have limited our ability to purchase prescription files and make other investments to promote the development of our new and relocated stores. We believe that our relatively high percentage of new and relocated stores is a significant factor in our recent operating results. As new management continues to implement its long term strategy, it will scale back Rite Aid's new store construction program and focus on making the operations of its existing base of new and relocated stores profitable. Management believes that as these newer stores mature they should gain the critical mass of customers needed for profitable operations. This continuing maturation should positively affect Rite Aid's operating performance in future periods. If we are not able to improve the performance of these new and relocated stores it will adversely affect our ability to restore the profitability of our operations.

  Reclassification of Lease Obligations. In connection with the restatement of Rite Aid's operating results for fiscal 1999 and 1998, certain store leases that had previously been classified as operating leases have now been classified as capital leases. As a result of this restatement, our property, plant and equipment and total debt balances at February 26, 2000 were increased by $964.9 million and $1,080.0 million, respectively. The change in classification of these lease obligations will result in an allocation of depreciation charges to cost of goods sold and selling, general and administrative expense. In addition, a portion of the lease payments will be included in interest expense.

  Substantial Investigation Expenses. The company has incurred substantial costs in connection with the process of reviewing, reconciling and restating its books and records, the investigation of its prior accounting practices and the preparation of its audited financial statements. Included in these expenses are the costs of the Deloitte & Touche LLP audit, the investigation by Swidler Berlin, assisted by Deloitte & Touche LLP and the costs of retaining Arthur Andersen LLP to assist management in reviewing and reconciling its books and records. Management currently estimates that these costs will total approximately $50.0 million, of which $10.1 million was incurred in fiscal 2000, $19.5 million was incurred in the first quarter of fiscal 2001, and the balance is expected to be incurred in the second quarter of fiscal 2001 and thereafter. Rite Aid anticipates that it will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which it is subject.

  Dilutive Equity Issuances. In June 2000, Rite Aid completed a series of debt restructuring transactions as described further below under "--Liquidity and Capital Resources." In connection with these transactions an aggregate total of 69,564,434 shares of Rite Aid's common stock were issued in exchange for $462.6 million principal amount of outstanding indebtedness. As a result of these exchanges, we expect to record an aggregate loss on conversion of approximately $77.6 million in the second quarter of fiscal 2001. In addition, pursuant to the conversion price adjustment and pay-in-kind dividend provisions of the convertible preferred stock issued to an affiliate of Leonard Green and Partners, L.P. in October 1999, 57,571,389 shares of Rite Aid common stock were issuable upon the conversion of such preferred stock at June 30, 2000. Assuming these transactions had occurred on February 26, 2000, the common shares outstanding would have increased from 259,927,199 to 385,582,755. In light of our substantial leverage and liquidity constraints, we will continue to consider opportunities to use the company's equity securities to discharge debt or other obligations that may arise. Such issuances may have a dilutive effect on the outstanding shares of Rite Aid common stock.

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

  Sale of PCS. On July 12, 2000, the company announced that it had entered into an agreement to sell PCS its PBM segment to Advance Paradigm, Inc. The sale was consummated on October 2, 2000. Accordingly, the PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of the PBM segment are reflected separately from the results of continuing operations. The estimated loss on disposal of the PBM segment, subject to closing adjustments and final determination of fair value of the series A preferred stock and warrants, is $334.8 million, which consists of an estimated loss on disposal, transaction expenses, and estimated net operating income through the date the sale is consummated. In the first quarter of fiscal 2001 ended May 27, 2000 the company recorded a loss of $303.3 million and in the second quarter ended August 26, 2000, an additional loss of $31.4 million will be recorded due to changes in estimates. Additionally, the company recorded an increase to the tax valuation allowance and income tax expense of $146.9 million in the first quarter of fiscal 2001. See "Business--Description of Business--PBM Segment."

Results of Operations
Consolidated Revenues
-------------------------------------------------------------------------------

                                                   Years Ended
                                      ----------------------------------------
                                       February
                                          26,       February 27,  February 28,
                                         2000           1999          1998
                                      -----------   ------------  ------------
                                             (dollars in thousands)
Sales................................ $13,338,947   $12,438,442   $11,352,637
Sales growth.........................         7.2 %         9.6%            *
Same store sales growth..............         7.9 %        15.5%            *
Pharmacy sales growth................        15.6 %        18.2%            *
Same store pharmacy sales growth.....        16.2 %        21.9%            *
Pharmacy as a % of total sales.......        58.4 %        54.2%         50.2%
Third-party sales as a % of total
 pharmacy sales......................        87.8 %        85.4%         83.4%
Front-end sales growth...............        (2.6)%         0.8%            *
Same store front-end sales growth....        (2.2)%         6.6%            *
Front-end as a % of total sales......        41.6 %        45.8%         49.8%
Store data:
 Total stores (beginning of period)..       3,870         3,975         3,750
 New stores..........................          77           163           132
 Closed stores.......................        (181)         (330)         (280)
 Store acquisitions, net.............          36            62           373
 Total stores (end of period)........       3,802         3,870         3,975
 Remodeled stores....................          14           155            84
 Relocated stores ...................         180           331           202

-------------------------------------------------------------------------------
* See "Selected Financial Data" for a discussion of Rite Aid's inability to present comparisons to fiscal 1997.

  The 7.2% growth in sales in fiscal 2000 was primarily due to the continuing strong growth of our pharmacy sales, which more than offset a decline in our front-end sales. Our revenues in fiscal 1999 grew 9.6% over the level in fiscal 1998 as a result of strong growth in pharmacy revenues and a slight increase in front-end sales. Growth in sales in fiscal 1999 also benefited from full-year sales of $779.0 million from the Harco, Inc. ("Harco") and K&B, Incorporated ("K&B") stores which contributed only $458.2 million of sales in fiscal 1998 following their acquisition on August 27, 1997.

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

  Front-end sales, which include all non-prescription sales, such as seasonal merchandise, convenience items and food and other non-prescription sales, decreased in fiscal 2000 from the prior year. Our front-end sales were adversely affected by our elevated levels of out-of-stock merchandise in the third and fourth quarters of fiscal 2000. Other factors adversely affecting our front-end sales included the suspension by former management of our newspaper advertising circular program and their decision to raise front-end prices to levels that were not competitive. Fiscal 1999 front end sales increased .83% over fiscal 1998, despite a 6.6% increase in same store front-end sales in those stores which had been open more than one year. Same store sales growth was driven by strong performance in health and beauty, photo, seasonal and general merchandise categories. Total front-end sales remained essentially flat as an increase in the number of closed stores and a decrease in the number of acquired stores in fiscal 1999 resulted in a net reduction of 105 stores in operation at the end of fiscal 1999 compared to fiscal 1998.

Costs and Expenses

-------------------------------------------------------------------------------
                                                     Years Ended
                                        ---------------------------------------
                                        February 26,  February 27, February 28,
                                            2000          1999         1998
                                        ------------  ------------ ------------
                                                (dollars in thousands)
Costs of goods sold...................  $10,242,377    $9,411,600   $8,396,239
Gross margin..........................         23.2%         24.3%        26.0%
Selling, general and administrative
 expenses.............................  $ 3,578,861    $3,195,794   $2,796,342
Selling, general and administrative
 expenses as a percentage of
 revenues.............................         26.8%         25.7%        24.6%
Gain on sale of stores................  $   (80,109)   $      --    $  (52,621)
Goodwill amortization.................       24,457        26,055       26,169
Store closing and impairment charges..      153,317       192,551      148,560
Interest expense......................      528,159       277,634      209,152
Share of loss from equity
 investments..........................       15,181           448        1,886
-------------------------------------------------------------------------------

Cost of Goods Sold

  Gross margin was 23.2% for fiscal 2000 compared to 24.3% in fiscal 1999. The decline in gross margin in fiscal 2000 from fiscal 1999 was attributable to the incurrence of substantial additional costs related to our distribution facilities and increased store occupancy costs. We incurred significant start-up costs in fiscal 2000 in connection with the new distribution facility located in Perryman, Maryland and also in connection with the processing of merchandise received from our stores for shipment back to our vendors. These increased costs were partially offset by a substantial credit to cost of goods sold resulting from the receipt of vendor allowances following a restructuring of the terms of certain vendor contracts. In fiscal 1999, prior to the restructuring of the contracts, these vendor allowances were credited to selling, general and administrative expense. Also partially offsetting the increases in cost of goods sold in fiscal 2000 were improved store level margins for front-end and pharmacy sales.

  Gross margin declined to 24.3% in fiscal 1999 from 26.0% in fiscal 1998. The decline in gross margin in fiscal 1999 from fiscal 1998 was a result of a substantial decline in our pharmacy margins. A decline in occupancy costs in fiscal 1999 was largely offset by increased costs related to our distribution facilities.

  Also negatively impacting gross margins in the periods presented was the continuing industry trend of rising third-party sales coupled with decreasing margins on third-party reimbursed prescription sales. Third-party prescription sales typically have lower gross margins than other prescription sales because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Pharmacy sales as a percentage of total sales were 58.4%, 54.2% and 50.2% in fiscal 2000, 1999 and 1998, respectively.

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

Selling, General and Administrative Expenses

  Selling, general and administrative expense ("SG&A") was 26.8% of sales in fiscal 2000, 25.7% of sales in fiscal 1999 and 24.6% of sales in fiscal 1998. The increase in SG&A as a percentage of revenues in fiscal 2000 is attributable to a decrease in vendor allowances following the restructuring of certain vendor contracts as described above, increased accruals for litigation and other contingencies and a significant increase in legal and other professional fees.

Store Closing and Impairment Charges

  In fiscal 2000, 1999 and 1998, Store closing and impairment charges include non-cash charges of $120.6 million, $87.7 million and $76.4 million, respectively, for the impairment of long-lived assets (including allocable goodwill) of 249, 270, and 252 stores. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

  Store closing and impairment charges consist of:

                                Year ended        Year ended        Year ended
                             February 26, 2000 February 27, 1999 February 28, 1998
                             ----------------- ----------------- -----------------
                                                (in thousands)
   Store lease exit costs..      $ 32,724          $104,885          $ 72,118
   Impairment charges......       120,593            87,666            76,442
                                 --------          --------          --------
                                 $153,317          $192,551          $148,560
                                 ========          ========          ========

  During fiscal 2000, 1999 and 1998, we recorded charges for 224, 422, and 593 stores, respectively, for stores to be closed or relocated that were under long-term leases. Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is typically 90 days preceding the store closing date, or in the case of a store to be relocated, the date the new property is leased or purchased. We calculate our liability for closed stores on a store-by-store basis. The future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations, are computed. This liability is discounted using a risk-free rate of interest. The company evaluates these assumptions each quarter and adjusts the liability accordingly.

  Subsequent to the recording of lease accruals, management determined that certain stores would remain open. Included in the amounts stated above were impairment write-downs of $4.0 million for 6 stores in fiscal 2000 and $1.4 million for 3 stores in fiscal 1999, that were written down to fair value but were not relocated or closed. Also, the company reversed charges of $10.5 million and $1.1 million in fiscal 2000 and fiscal 1998, respectively for lease accruals previously established for those stores.

  In fiscal 2000, Rite Aid recorded an impairment charge of $7.6 million for long-lived assets in connection with its decision to close and sell the Ogden, Utah distribution center. The facility was sold in March 2000.

Interest Expense

  Interest expense was $528.2 million in fiscal 2000 compared to $277.6 million in fiscal 1999 and $209.2 million in fiscal 1998. The substantial increase in interest expense in fiscal 2000 is due to higher levels of indebtedness throughout the year. The level of our indebtedness increased in fiscal 2000 primarily as a result of the $1.3 billion borrowed in January 1999 under the PCS credit facility and the $300 million of demand note borrowings incurred in June 1999 to supplement cash flows from operating activities and to fund capital expenditures. The annual weighted average interest rates on our indebtedness in fiscal 2000, fiscal 1999 and fiscal 1998 were 7.4%, 6.8% and 6.7%, respectively.

Income Taxes

  We had a net loss in fiscal 2000, fiscal 1999 and fiscal 1998. Tax benefits of $26.6 million (including the benefit related to cumulative effect of accounting change), $216.9 million and $28.1 million have been reflected for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The full benefit of the net operating losses ("NOLs") generated in each period has been partially offset by a valuation allowance based on management's determination that, based on available evidence, it is more likely than not that some of the deferred tax assets will not be realized. We expect to file amended tax returns and utilize the NOL's against taxable income in prior years to the maximum extent possible. Approximately $147.6 million is currently expected to be recovered through carryback claims of which approximately $80.0 million had been received as of June 30, 2000. See note 12 of the notes to consolidated financial statements.

Discontinued Operations

  Sales of the PBM segment, which includes the company's Eagle managed care division, increased from $180.8 million in fiscal 1998 to $344.4 million in fiscal 1999 and to $1.34 billion in fiscal 2000. The increase in sales in fiscal 2000 resulted from the acquisition of PCS on January 22, 1999. The PBM segment generated net income of $9.2 million in fiscal 2000 compared to net losses of $12.8 million and $20.2 million in fiscal 1999 and fiscal 1998, respectively.

Liquidity and Capital Resources

  Rite Aid has two primary sources of liquidity: cash provided by operations and the revolving credit facility under our new senior secured credit facility. We may also generate liquidity from the sale of assets, including sale-leaseback transactions. During fiscal 2000 and the fiscal quarter ended May 27, 2000, cash provided by operations was not sufficient to fund our working capital requirements, which have included the substantial accounting and legal costs incurred in connection with the review and reconciliation of our books and records, the restatement of our financial statements for fiscal 1999, fiscal 1998 and the audit of our financial statements for fiscal 2000, fiscal 1999 and fiscal 1998. As a result, we have supplemented our cash from operations with borrowings under our credit facilities. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on our debt, and to provide funds for capital expenditures.

Credit Facilities and Debt Restructuring

  In June 2000, we completed a major financial restructuring that provided us with additional liquidity, extended the maturity dates of a substantial amount of our debt until at least August 2002 and converted a portion of our debt to equity. These refinancing transactions are described below.

  New Senior Secured Credit Facility. We entered into a new $1.0 billion syndicated senior secured credit facility with a syndicate of banks led by Citibank N.A., as agent. The new facility matures on August 1, 2002, and consists of a $500.0 million term loan facility and a $500.0 million revolving credit facility. We used the term facility to terminate our accounts receivable securitization facility and repurchase $300.0 million of unpaid receivables thereunder, to fund $66.4 million of transaction costs relating to our financial restructuring and to provide $133.6 million of cash that will be available for general corporate purposes. The revolving facility provides us with borrowings for working capital requirements, capital expenditures and general corporate purposes. Borrowings under the facilities generally bear interest either at LIBOR plus 3.0%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2%. For additional information about the interest rates applicable to our credit facilities, see "Quantitative and Qualitative Disclosures about Market Risks" below.

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

  The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale-leaseback transactions. The facility requires us to meet various financial ratios and limits our capital expenditures. These ratios and capital expenditure limits are subject to adjustment if we sell PCS. These covenants require us to maintain a minimum interest coverage ratio of .75:1 (.72:1 if PCS is sold) for the quarter ended August 26, 2000, increasing to 1.40:1 (1.40:1 if PCS is sold) for the four quarter period ending June 1, 2002, and a minimum fixed charge coverage ratio of .88:1 (.88:1 if PCS is sold) for the quarter ended August 26, 2000, increasing to 1.20:1 (1.19:1 if PCS is sold) for the four quarter period ending June 1, 2002. We also must maintain consolidated EBITDA (as defined in the senior secured credit facility) of no less than $104.0 million ($81.0 million if PCS is sold) for the quarter ended August 26, 2000, increasing to $894.0 million ($720.0 million if PCS is sold) for the four quarter period ending June 1, 2002. In addition, our capital expenditures are limited to $70.0 million ($64.0 million if PCS is sold) for the fiscal quarter ended August 26, 2000, and to $265.0 million ($243.0 million if PCS is sold) for the four quarter period ending June 1, 2002. As indicated, the sale of PCS was completed on October 2, 2000.

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

  Other Existing Facilities. We extended to August 2002 the maturity date of our existing syndicated credit facilities, which consist of the RCF credit facility and the PCS credit facility. Borrowings under the PCS credit facility bear interest at LIBOR plus 3.25% and borrowings under the RCF credit facility bear interest at LIBOR plus 3.75%. These credit facilities contain restrictive covenants which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale-leaseback transactions. These credit facilities also require us to satisfy financial covenants which are generally slightly less restrictive than the covenants in the new senior secured credit facility. The facilities also limit the amount of our capital expenditures to $70.0 million for the quarter ended August 26, 2000, and to $265.0 million for the four quarters ending June 1, 2002. Any net proceeds realized from a sale of PCS must be applied first to reduce the outstanding balances of the PCS credit facility and the related PCS exchange debt and then to reduce the then outstanding balance of the RCF credit facility. The amounts repaid with the proceeds of asset sales may not be reborrowed. The PCS credit facility continues to be secured by a first lien on the stock of PCS and the RCF credit facility continues to be secured by a first lien on the stock of drugstore.com and a second lien on the stock of PCS. At June 24, 2000 we had $1.9 billion of borrowings outstanding under these credit facilities. These facilities are also guaranteed and secured as described below.

  Exchange Offers. In June 2000, we completed the exchange of $52.5 million of our 5.5% notes due December 2000 and $321.8 million of our 6.7% notes due December 2001 for an aggregate of $374.3 million of our new 10.5% senior secured notes due September 2002. After the exchange, $147.5 million of the 5.5% notes due December 2000 and $28.2 million of the 6.7% notes due December 2001 remained outstanding. In connection with the exchange, we entered into a forward purchase agreement to sell $93.2 million of our 10.5% senior secured notes due September 2002 to certain financial institutions. The proceeds from such sale will permit us to repay approximately $93.2 million of the 5.5% notes due 2000 when they mature in December of this year. The remaining 5.5% notes due in December 2000 and 6.7% notes due 2001 will be retired with Rite Aid's general corporate funds.

  Exchange of Debt for Equity and Exchange Debt. As part of our restructuring, certain affiliates of J.P. Morgan, which had lent us $300.0 million under a demand note in June 1999 and was also a lender under the RCF and PCS credit facilities, together with certain other lenders under the two credit facilities, agreed to exchange a portion of their loans for a new secured exchange debt obligation and common stock. This resulted in a total of $284.8 million of debt under these facilities, including $200 million of the outstanding principal of the demand note, being exchanged for common stock at a price of $5.50 per share. We expect to record a gain on this exchange of debt of $11.4 million in the second quarter of fiscal 2001. An additional $274.8 million of borrowings under the facilities were exchanged for the exchange debt, including the entire remaining principal amount of the demand note. The terms of the exchange debt are substantially the same as the terms of our RCF and PCS credit facilities and the interest rate is currently LIBOR plus 3.25%. The lenders of the exchange debt have the same collateral as they did with respect to their loans under the PCS and RCF credit facilities and also received a first lien on our prescription files.

  On June 26, 2000, we issued 17.8 million shares of our common stock in exchange for $177.8 million in principal amount of our 5.25% convertible subordinated notes due 2002. As a result of this exchange, we expect to record a loss of approximately $89.0 million in the second quarter of fiscal 2001.

  Synthetic Leases. As part of our restructuring, we amended our existing guarantees of two synthetic lease transactions to provide substantially the same terms as the terms of our RCF and PCS credit facilities.

  Second Priority Collateral. In connection with modifications to the PCS and RCF credit facilities, the exchange for exchange debt and the guarantees of the synthetic lease transactions, substantially all of our wholly-owned subsidiaries guaranteed our obligations thereunder on a second priority basis. These subsidiary guarantees are secured by a second priority lien on the inventory, accounts receivable, intellectual property and some of the real estate assets of the subsidiary guarantors. Except to the extent previously secured, our direct obligations under those facilities and guarantees remain unsecured.

  Commercial Paper. Until September 24, 1999, we issued commercial paper supported by unused credit commitments to supplement cash generated by operations. Since the loss of our investment grade rating in fiscal 2000, we are no longer able to issue commercial paper. Outstanding commercial paper of the company amounted to $192.0 million at February 26, 2000, $1,783.1 million at February 27, 1999 and $400.0 million at February 28, 1998. During fiscal 2000, the reduction of commercial paper was achieved through borrowings on our RCF and PCS credit facilities. All remaining commercial paper obligations were repaid in March 2000.

  The increase in commercial paper in fiscal 1999 was due to the acquisition of PCS in January 1999, which accounted for approximately $1.5 billion of the total outstanding commercial paper at the end of fiscal 1999. Offsetting the increase were net proceeds received from the issuance of $700.0 million in long-term debt in December 1998 and net proceeds from the issuance of $200.0 million dealer remarketable securities in September 1998. Reductions in commercial paper during fiscal 1998 were achieved through the issuance of $650.0 million of our 5.25% convertible subordinated notes in the third quarter of fiscal 1998.

  Debt Capitalization. The following table sets forth our debt capitalization (in millions) at June 24, 2000, following the completion of the refinancing transactions described above:

                                                                         As of
                                                                        June 24,
                                                                          2000
                                                                        --------
   Secured Debt:
    Senior secured credit facility(1)..................................  $  500
    PCS credit facility................................................   1,142
    RCF credit facility................................................     730
    10.5% senior secured notes due 2002(2).............................     374
    Exchange debt......................................................     275
    Synthetic lease guarantees.........................................      31
    Other..............................................................      16

   Lease Financing Obligations.........................................   1,112

   Other Senior Debt:
    5.5% notes due 2000................................................     147
    6.7% notes due 2001................................................      28
    6.0% notes due 2005................................................     200
    7.625% notes due 2005..............................................     200
    7.125% notes due 2007..............................................     350
    6.125% notes due 2008..............................................     150
    6.0% Drs SM due 2003...............................................     200
    6.875% Senior debentures due 2013..................................     200
    7.7% notes due 2027................................................     300
    6.875% debentures due 2028.........................................     150

   Subordinated Debt:
    5.25% convertible subordinated notes due 2002(3)...................     650
                                                                         ------
       Total Debt......................................................  $6,755
                                                                         ======

--------
(1) Proceeds from the term loan portion of the senior secured credit facility were used to repay the $300.0 million outstanding balance of our receivables securitization facility, to pay approximately $66.4 million of expenses in connection with the refinancing transactions and to provide $133.6 million of incremental cash on our balance sheet. No borrowings under the revolving credit portion of the senior secured credit facility were outstanding at June 24, 2000; however, $39.8 million of availability was being utilized to support trade letters of credit. The receivables securitization facility was an off-balance sheet liability and, therefore, was not included in the company's balance sheet in prior periods.
(2) Outstanding amount of 10.5% senior secured notes due 2002 at June 24, 2000 does not include $93.2 million of such notes which are held by a special purpose subsidiary of the company and are subject to a forward purchase commitment by certain financial institutions. The proceeds from the sale of these notes will be used to retire an equivalent amount of the remaining 5.5% notes due 2000 upon their maturity in December 2000. The remaining 5.5% notes due 2000 will be retired with the company's general corporate funds.
(3) Outstanding principal amount was reduced to $472.2 million with the exchange offer for common stock consummated on June 26, 2000, pursuant to which $177.8 million principal amount of these notes were exchanged for common stock.

Net Cash Provided By (Used in) Operating, Investing and Financing Activities

  We used $598.8 million of cash to fund continuing operations in fiscal 2000. Operating cash flow was negatively impacted by $501.8 million of interest payments. Operating cash flow was also negatively impacted from an increase in current assets and a decrease in accounts payable partially offset by an increase in other liabilities.

  In fiscal 1999, we generated $278.9 million of cash flow from continuing operations. Operating cash flow was negatively impacted by an increase in accounts receivable, and a decrease in accounts payable, which was partially offset by a decline in inventory and an increase in other liabilities.

  Fiscal 1998 cash flow from continuing operations of $622.9 million benefited from a $283.6 million reduction of accounts receivable. This reduction resulted from the sale of accounts receivable through our accounts receivable securitization program. Operating cash flows benefited from the utilization of accounts payable to substantially finance the increase in inventories.

  Cash used for investing activities was $552.1 million, $2,709.2 million and $1,050.3 million for fiscal years 2000, 1999 and 1998, respectively. Cash used for store construction and relocations amounted to $573.3 million for fiscal 2000, $1,222.7 million for fiscal 1999 and $716.1 for fiscal 1998. In addition, cash of $1,390.6 million was used to acquire PCS in fiscal 1999 and $335.0 million was used to acquire K&B and Harco in fiscal 1998.

  Cash provided by financing activities was $905.1 million for fiscal 2000, $2,660.3 million for fiscal 1999 and $535.0 million for fiscal 1998. Increased borrowings under our RCF and PCS credit facilities which replaced our commercial paper program and the sale of $300 million of preferred stock were the main financing activities during fiscal 2000. In fiscal 1999, we issued commercial paper to finance the acquisition of PCS. Also during fiscal 1999 net proceeds were received from the issuance of $700.0 million in long-term debt and $200.0 million of dealer remarketable securities. Through the issuance of $650.0 million of convertible subordinated notes in fiscal 1998, reductions in then outstanding commercial paper were made. Supplemental cash provided by financing activities were proceeds received from store sale-leaseback transactions of $74.9 million, $505.0 million and $323.8 million for fiscal 2000, 1999 and 1998, respectively.

Capital Expenditures

  Rite Aid plans to make total capital expenditures of approximately $225.0 million during fiscal 2001, consisting of approximately $139.0 million related to new store construction, store relocation and other store construction projects. An additional $61.0 million will be dedicated to other store improvement activities including the purchase of Script Pro automated prescription dispensing machines and the purchase of script files from independent pharmacists. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility.

Future Liquidity

  We are highly leveraged. Based upon current levels of operations and expected improvements in our operating performance, management believes that cash flow from operations, together with available borrowings under the new senior secured credit facility and its other sources of liquidity (including asset sales) will be adequate to meet anticipated requirements for working capital, debt service and capital expenditures until August 2002, when $2.6 billion of our indebtedness, including the revolving credit facility under the new senior secured credit facility, matures. Our ability to replace, refinance or otherwise extend these obligations will depend in part on our ability to successfully execute our long-term strategy and improve the operating performance of our stores. For a discussion of factors that could affect our current assessment, see "--Factors Affecting Our Future Prospects" below.

Accounting Change

  In fiscal 2000, we changed our application of the LIFO method of accounting by restructuring our LIFO pool structure through a combination of certain geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to store merchandise categories. The effect of this change in fiscal 2000 was to decrease our earnings by $6.8 million (net of income tax benefit of $4.6 million) or $.03 per diluted common share. The cumulative effect of the accounting change was a charge of $27.3 million

(net of income tax benefit of $18.2 million), or $.11 per diluted common share. The pro forma effect of this accounting change would have been a reduction in net income of $6.4 million, (net of income tax benefit of $4.2 million) or $.02 per diluted common share, and $12.6 million (net of income tax benefit of $8.4 million) or $.05 per diluted common share, for fiscal 1999 and 1998, respectively.

Recent Accounting Pronouncements

  In November 1999, the Staff of the SEC issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition." This SAB sets forth the Staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

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

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement, which establishes the accounting and financial reporting requirements for derivative instruments, requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This statement, as amended, is effective in fiscal 2002. The company is evaluating the effects that the adoption of SFAS No. 133 may have on the consolidated financial statements.

Factors Affecting Our Future Prospects

                   Risks Related to Our Financial Condition

  We are highly leveraged. Our substantial indebtedness may severely limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

  As of June 24, 2000, Rite Aid had $5.6 billion of outstanding indebtedness for borrowed money and $1.1 billion, of capital leases (including current maturities but excluding letters of credit) and negative stockholders' equity. As of the same date we had additional borrowing capacity under our revolving credit facility of $460.2 million. On a pro forma basis, giving effect to the debt restructuring transactions completed in June 2000, our earnings would have been insufficient to cover our fixed charges for the year ended February 26, 2000, by $1.2 billion. Our earnings for fiscal 2000 included non-cash charges of $697.8 million. Based on the indebtedness outstanding, at June 24, 2000 (and then current interest rates) our annualized interest expense would be approximately $574.0 million. Our high level of indebtedness will have consequences on our operations. Among other things, our indebtedness will:

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

  Approximately $3.7 billion of our indebtedness at June 24, 2000 will mature in August and September 2002. In order to satisfy these maturing obligations, we will need to refinance the obligations, sell assets to satisfy them or seek postponement of the maturity dates from our existing lenders. Our ability to successfully accomplish any of these alternative transactions will be substantially dependent on the successful execution of our long term strategic plan and the resulting improvements in our operating performance.

  The interest rate on certain of our outstanding indebtedness is based upon floating interest rates. If interest rates increase, our interest payment obligations will increase.

  Approximately $2.6 billion of our outstanding indebtedness as of June 24, 2000 bears an interest rate that varies depending upon LIBOR. If we borrow additional amounts under our senior secured facility, the interest rate on those borrowings will vary depending upon LIBOR. If LIBOR rises, the interest rates on this outstanding debt also increases. An increase in LIBOR therefore would increase our interest payment obligations under these outstanding loans and have a negative effect on our cash flow and financial condition.

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

                        Risks Related to Our Operations

  Major lawsuits have been brought against us and certain of our subsidiaries, and there are currently pending both civil and criminal investigations by the U.S. Securities and Exchange Commission and the United States Attorney's Office. Any criminal conviction against the company may result in the loss of licenses that are material to the conduct of our business, which would have a negative effect on our financial condition, results of operations and cash flows.

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

  In addition, given the size and nature of our business, we are subject from time to time to various lawsuits which, depending on their outcome, may have a negative impact on our results of operations, financial condition and cash flows.

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

  Several of our executive officers have joined Rite Aid recently. We cannot assure you that management will be able to successfully manage our business or successfully implement our strategic plan.

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

  The additional unregistered shares of Rite Aid common stock that we issued may depress the market price of Rite Aid common stock because we have agreed to register those shares under the Securities Act to enable the holders of the shares to sell them.

  In connection with the refinancing of our debt, we agreed to register the 51,785,434 shares of Rite Aid common stock that we issued to our lenders under its RCF credit facility, PCS credit facility and demand note. In addition, we have agreed to register the 57,571,389 shares of Rite Aid common stock underlying (as of June 30, 2000) the series B convertible preferred stock that we issued in October 1999 and the 2,500,000 shares of Rite Aid common stock underlying the warrant issued to J.P. Morgan Ventures Corporation in October 1999. The possible public sale of such large numbers of shares may have an adverse effect on the market price of Rite Aid's common stock.

                         Risks Related to our Industry

  The markets in which we operate are very competitive and further increases in competition could adversely affect us.

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

  We are reimbursed by third-party payors for approximately 87.8% of all of the prescription drugs that we sell. These third-party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, Medicare may cover some of the prescription drugs that we now sell at retail prices, and we may be reimbursed at prices lower than our current retail prices. If third-party payors reduce their reimbursement levels or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices our margins on these sales would be reduced, and the profitability of our business could be adversely affected.

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

                                                                                                 Fair Value
                                                                                                     at
                                                                                                February 26,
                          2001     2002       2003       2004     2005   Thereafter    Total        2000
                         -------  -------  ----------  --------  ------  ----------  ---------- ------------
                                                           (dollars in thousands)
Long-term debt,
 including Current
 portion
  Fixed rate............ $76,086  $29,879  $1,121,490  $200,678  $2,289  $1,553,816  $2,984,238  $1,959,252
  Average Interest
   Rate.................    6.43%    6.77%       7.46%     6.01%  11.86%       7.00%
  Variable Rate.........      --       --  $2,480,495        --      --          --  $2,480,495  $2,480,495
  Average Interest
   Rate.................      --       --        9.38%       --      --          --

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

  Further downgrades of Rite Aid's credit ratings would not impact the rate on the borrowings under the credit facilities. The interest rate on the RCF and PCS credit facilities and the exchange debt is subject to a 0.50% per annum increase if we have not received and applied $500 million of net proceeds from asset sales by November 1, 2000 to reduce these obligations. As a result of the application of the proceeds from the sale of PCS, the interest rate will not be increased.

  Changes in one month LIBOR affect Rite Aid's cost of borrowings because the interest rate on Rite Aid's variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 10% (approximately 60 basis points) as compared to the LIBOR rate of 5.91% and 6.65% as of February 26, 2000 and June 24, 2000, respectively, Rite Aid's annual interest expense would change by approximately $14.9 million and $18.0 million, respectively, based upon Rite Aid's variable-rate debt outstanding of approximately $2.5 billion and $2.7 billion as of February 26, 2000 and June 24, 2000, respectively.

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

ITEM 8. Financial Statements and Supplementary Data

  Rite Aid's consolidated financial statements and notes thereto are included elsewhere in this Annual Report on Form 10-K/A and incorporated herein by reference. See Item 14 of Part IV.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  On November 19, 1999, Rite Aid filed a Current Report on Form 8-K disclosing the resignation of its former auditors, KPMG LLP and the withdrawal of their report on the company's financial statements. On December 6, 1999, Rite Aid amended the Form 8-K dated November 19, 1999 to file a letter by KPMG LLP concerning the disclosure in the Form 8-K. On December 10, 1999, Rite Aid filed a Current Report on Form 8-K to announce that it had retained Deloitte & Touche LLP to audit and report on the Company's consolidated balance sheets as of February 27, 1999 and February 28, 1998 and the related consolidated statements of income, stockholders equity, and cash flows for each of the years in the three year period ended February 27, 1999. Deloitte & Touche LLP would also audit the Company's consolidated financial statements for the fiscal year ending February 26, 2000.

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

  Preston Robert Tisch has been co-chairman of Loews Corporation since October 18, 1994. Loews Corporation is a holding company with interests through its subsidiaries in selling insurance products, producing and selling cigarettes, operating hotels, drilling for offshore oil and gas and distributing watches and clocks. Mr. Tisch was co-chief executive officer of Loews Corporation between October 18, 1994 and January 1, 1999. In addition, since March 1991 he has been chairman of the board of the N.Y. Football Giants, Inc. Rite Aid purchased tobacco products from Lorillard Tobacco Company, an indirectly wholly-owned subsidiary of Loews Corporation, during fiscal year 2000. Mr. Tisch is also a director of Loews Corporation, CNA Financial Corporation, Bulova Corporation and Hasbro, Inc. Mr. Tisch has been a member of Rite Aid's board since 1988.

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

  (b) Executive Officers of Registrant

   Name                  Age                      Position with Rite Aid
   ----                  ---                      ----------------------
Robert G. Miller*.......  56 Chairman and Chief Executive Officer
Mary F. Sammons*........  53 Director, President and Chief Operating Officer
David R. Jessick........  47 Senior Executive Vice President and Chief Administrative Officer
Elliot S. Gerson........  58 Senior Executive Vice President and General Counsel
John T. Standley........  37 Executive Vice President and Chief Financial Officer
James P. Mastrian.......  57 Executive Vice President--Marketing
Christopher Hall........  35 Senior Vice President and Chief Accounting Officer

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

                                            Annual Compensation              Long-Term Compensation
                                    ----------------------------------- ----------------------------------------
                                                                                       Securities
                                                                        Restricted     Underlying
                             Fiscal                      Other Annual     Stock          Option          LTIP     All Other
Name and Principal Position   Year  Salary(4)  Bonus(1) Compensation(2)   Awards       Grants/SARs    Payouts(3) Compensation
---------------------------  ------ ---------- -------- --------------- ----------     -----------    ---------- ------------
Robert G. Miller(5)..         2000  $  328,462 $   --       $  --       $4,950,000(6)   3,000,000       $  --     $ 600,000(14)
 Chairman & Chief
 Executive Officer
Martin L. Grass(7)...         2000     807,870     --          --              --             --           --           --
 Former Chairman &            1999   1,000,000     --          --              --       1,000,000(11)      --           --
 Former                       1998   1,000,000 898,000         --              --             --           --         2,000
 Chief Executive
 Officer

Timothy J.                    2000     702,542     --                                     300,000          --           --
 Noonan(8)...........         1999     700,000     --          --              --         650,000          --           --
 Former Interim Chief         1998     700,000 628,600         --              --             --           --         2,000
 Executive Officer,
 Former President &
 Former
 Chief Operating
 Officer
James P. Mastrian....         2000     425,000 125,000         --              --         450,000          --           --
 Executive Vice               1999     266,538 145,900         --              --         150,000          --           --
 President--Marketing         1998         --      --          --              --             --           --           --
Elliot S. Gerson.....         2000     408,393 100,000         --              --         535,000          --           --
 Senior Executive             1999     375,000     --          --              --          75,000          --           --
 Vice President &             1998     330,000 174,475         --              --             --           --           --
 General Counsel
Mary F. Sammons......         2000     203,076     --          --        1,650,000(12)  2,000,000          --       200,000(15)
 Director, President
 & Chief Operating
 Officer
David R. Jessick.....         2000     158,461     --          --          825,000(13)  1,000,000          --       150,000(16)
 Senior Executive
 Vice President &
 Chief Administrative
 Officer

Franklin C.                   2000     503,589     --          --              --       1,165,000          --           --
 Brown(9)............         1999     500,000     --          --              --         300,000          --           --
 Former Vice Chairman         1998     500,000 336,825         --              --             --           --         2,000

Beth J. Kaplan(10)...         2000     428,615     --          --              --             --           --           --
 Former Senior                1999     400,000 151,600         --              --         300,000(11)      --           --
 Executive                    1998     400,000 269,460         --              --             --           --           --
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

 (3) Excludes payments purportedly owed for fiscal 1999 pursuant to Rite Aid's Long-Term Incentive Plan. The company's restatement of its financial statements for fiscal years 1998 and 1999, included in this report, suggests that the stock performance tied to such payments would never have been achieved had Rite Aid issued timely financial statements for fiscal years 1998 and 1999 that complied with generally accepted accounting principles. Therefore, any payments purportedly owed pursuant to the Long-Term Incentive Plan would never have been earned and were not made. Ms. Kaplan has asserted that Rite Aid should have paid to her the amount owed under the Long-Term Incentive Plan based upon the company's actual stock performance.
 (4) Includes for Mr. Miller, Ms. Sammons and Mr. Jessick for fiscal 2000 amounts contributed by Rite Aid under the Supplemental Deferred Compensation Plan, a non-qualified plan under which the members of the new executive management receive fully vested contributions of deferred compensation each month; and for the other named executive officers, amounts contributed under the Rite Aid defined contribution plan.
 (5) Mr. Miller became chief executive officer of Rite Aid on December 5,
     1999.
 (6) Mr. Miller was awarded 600,000 shares of Rite Aid common stock on December 5, 1999, the effective date of his employment agreement with Rite Aid. The transfer of these shares is restricted. The restrictions on the restricted shares lapse in thirty-six equal monthly installments commencing one month from the date of grant, unless accelerated under certain circumstances. Mr. Miller has the right to vote the shares of restricted stock and to receive any dividends paid on such shares. As of February 26, 2000, the restrictions on 33,333 shares had lapsed and the remaining 566,667 restricted shares had a market value of $4,108,335.
 (7) Mr. Grass resigned as chairman of the board and chief executive officer on October 18, 1999.
 (8) Mr. Noonan served as interim chief executive officer from October 18, 1999 until December 5, 1999. Mr. Noonan also served as president and chief operating officer until December 5, 1999, and retired from Rite Aid on February 25, 2000.
 (9) Mr. Brown resigned as an employee on February 25, 2000 and as a member of the board on May 29, 2000.
(10) Ms. Kaplan resigned as senior executive vice president of marketing on November 15, 1999.
(11) The options for these shares expired 90 days after Mr. Grass and Ms. Kaplan ceased being employed with the company.
(12) On December 5, 1999, pursuant to her employment agreement with the company, Ms. Sammons was awarded 200,000 shares of restricted common stock of Rite Aid. The restrictions on those shares lapse in thirty-six equal monthly installments commencing one month from the date of grant, unless accelerated upon a change of control of the company. Ms. Sammons has the right to vote the restricted shares and to receive dividends paid on such shares. As of February 26, 2000, the restrictions on 11,110 shares had lapsed and the remaining 188,890 shares had a market value of $1,369,452.
(13) On December 5, 1999, pursuant to his employment agreement with the company, Mr. Jessick was awarded 100,000 shares of restricted common stock of Rite Aid. The restrictions on those shares lapse in thirty-six equal monthly installments commencing one month from the date of grant, unless accelerated upon a change of control of the company. Mr. Jessick has the right to vote the restricted shares and to receive dividends paid on such shares. As of February 26, 2000, the restrictions on 5,555 shares had lapsed and the remaining 94,445 shares had a market value of $684,726.
(14) Represents a guaranteed bonus in the amount of $600,000 paid in April 2000 in respect of calendar year 1999 to compensate Mr. Miller for lost bonus opportunities with his prior employer.
(15) Represents a guaranteed bonus in the amount of $200,000 paid in April 2000 in respect of calendar year 1999 to compensate Ms. Sammons for lost bonus opportunities with her prior employer.
(16) Represents a guaranteed bonus in the amount of $150,000 paid in April 2000 in respect of calendar year 1999.

                              Option Grant Table

  The following table sets forth certain information regarding options granted during fiscal year 2000 to the persons named in the Summary Compensation
Table:

                                               % of Total
                                                Options
                         Number of Securities  Granted to                           Total
                          Underlying Options  Employees in Exercise Expiration    Grant Date
Name                           Granted        Fiscal Year  Price(1)    Date    Present Value(2)
----                     -------------------- ------------ -------- ---------- ----------------
Robert G. Miller........      3,000,000           16.1%     $7.35    12/05/09    $11,155,200
James P. Mastrian.......         33,546            2.4%      8.00    01/17/10      2,450,021
                                266,454                     5.375    11/10/09
                                150,000                     24.25    06/04/09
Elliot S. Gerson........         26,278            2.9%      8.00    01/17/10      1,573,599
                                508,722                     5.375    11/10/09
Mary F. Sammons.........      2,000,000           10.7%      7.35    12/05/09      8,720,000
David R. Jessick........      1,000,000            5.4%      7.35    12/05/09      4,360,000
Martin L. Grass.........            --             --         --          --             --
Timothy J. Noonan.......        300,000            1.6%     5.375    11/10/09        579,150
Franklin C. Brown.......      1,034,729            6.2%     5.375    11/10/09      2,931,050
                                130,271                      8.00    01/17/10        554,732
Beth J. Kaplan..........            --             --         --          --             --

--------
(1) Fair market value on the date of grant. Mr. Miller's option for 3,000,000 shares, Ms. Sammons' option for 2,000,000 shares and Mr. Jessick's option for 1,000,000 shares vest in monthly installments over a 36 month period beginning on January 5, 2000. Each of the options granted to Mr. Mastrian and Mr. Brown vest ratably over a four-year period beginning on the first anniversary of the date the option was granted. Of Mr. Gerson's shares, options exercisable for 235,000 shares vest ratably over a four-year period beginning on the first anniversary of the date the option was granted and an option exercisable for 300,000 shares vested on the date the option was granted. Mr. Noonan's option grant to purchase up to 300,000 shares of Rite Aid common stock vested in its entirety on the date of the grant.
(2) The hypothetical present values on the grant date were calculated under the Black-Scholes option pricing model which is a mathematical formula used to value options traded on stock exchanges. The formula considers a number of assumptions in hypothesizing an option's present value. Assumptions used to value the options include the stock's expected volatility rate of 57.95%, projected dividend yield of 0%, a risk-free rate of return ranging from 6.115% to 6.597% and projected time of exercise ranging from 3 to 6 years. The ultimate realizable value of an option will depend on the actual market value of the company's common stock on the date of exercise as compared to the exercise price of the option. Consequently, there is no assurance that the hypothetical present value of the stock options reflected in this table will be realized.

                   Option Exercises and Year-End Value Table

  The following table summarizes the value at February 26, 2000 of all shares subject to options granted to the persons named in the Summary Compensation Table. No options were exercised during fiscal 2000.

                                                     Number of Securities            Value of
                                                    Underlying Unexercised     In-the-Money Options
                            Shares                  Options at Year-End (#)     at Year-End ($)(1)
                         Acquired on     Value     ------------------------- -------------------------
Name                     Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
----                     ------------ ------------ ----------- ------------- ----------- -------------
Robert G. Miller........       0          $ 0         166,666    2,833,334     $     0      $     0
James P. Mastrian.......       0            0          37,500      562,500           0      499,601
Elliot S. Gerson........       0            0         452,500      317,500     562,500      391,353
Mary F. Sammons.........       0            0         111,110    1,888,890           0            0
David R. Jessick........       0            0          55,555      944,445           0            0
Martin L. Grass.........       0            0               0            0           0            0
Timothy J. Noonan.......       0            0       1,495,625      650,000     562,500            0
Franklin C. Brown.......       0            0       1,015,000            0           0            0
Beth J. Kaplan..........       0            0               0            0           0            0

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

  The respective agreements provide each Executive with a base salary and incentive compensation, including:

     (i) Mr. Miller receives an annual base salary of $1,250,000. To compensate Mr. Miller for a lost bonus opportunity with his former employer, Mr. Miller received a $600,000 bonus, and he has the opportunity to receive future annual bonuses that shall equal or exceed his annual base salary then in effect if Rite Aid's performance meets certain annual target goals based on the business plan developed by the Executives and the Rite Aid board (the "targets").

     (ii) Ms. Sammons receives an annual base salary of $750,000. She received a bonus of $200,000 as compensation for lost bonus opportunities with her former employer, and may, if Rite Aid's performance meets the targets, also receive an annual target bonus that, if paid, will equal or exceed 75% of her annual base salary then in effect.

     (iii) Mr. Jessick's annual base salary is $600,000. He was awarded a bonus of $150,000 pursuant to his employment agreement. If Rite Aid's performance meets the targets, Mr. Jessick will be paid an annual bonus that will equal or exceed 60% of his annual base salary then in effect.

  In addition to the base salary and bonus provisions of the Executives' employment agreements, Rite Aid established the Special Deferred Compensation Plan (the "New Plan") for the benefit of select members of its management team, including Mr. Miller, Ms. Sammons and Mr. Jessick. Under the New Plan, Rite Aid credits a specific sum to individual accounts established for each of Mr. Miller, Ms. Sammons and Mr. Jessick. The sums are credited on the first day of each month during the term of the Executives' Employment Period with Rite Aid. Each of the Executives is fully vested, at all times, in his or her account balance. Each month, $20,000 is credited to Mr. Miller's account, $15,000 is credited to Ms. Sammons' account and $10,000 is credited to Mr. Jessick's account. Under the New Plan, the Executives will be able to direct the investment of the amounts credited to their individual accounts by selecting one or more investment vehicles from a group of "measurement funds" (meaning mutual fund sub-accounts) offered pursuant to the New Plan. The Executives are currently exploring with Rite Aid which investment vehicles should be offered under the New Plan. Additionally, although the amounts credited to their accounts are always fully vested, Mr. Miller, Ms. Sammons and Mr. Jessick generally may not receive payments from their accounts until three years after an election to receive a payment.

  Pursuant to their employment agreements, each of Mr. Miller, Ms. Sammons and Mr. Jessick are also entitled to participate in Rite Aid's fringe benefit and perquisite programs and savings plans. Benefits provided to each Executive include receipt of benefits under all applicable welfare benefit plans, practices, policies and programs of Rite Aid, an annual allowance of $10,000 for financial and tax planning advice, a monthly car allowance of $1,500, $1,000 and $1,000, respectively, use of Rite Aid's aircraft for business travel, reimbursement for country club dues, term life and disability insurance and five weeks of vacation.

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

  Mr. Miller's and Mr. Jessick's employment agreements provide for them to be based in Portland, Oregon and that they be provided, for the convenience of Rite Aid, with an apartment in the vicinity of Rite Aid's corporate headquarters in the Harrisburg, Pennsylvania area. Ms. Sammons' employment agreement required her to relocate to the Harrisburg, Pennsylvania area. In connection with her relocation, Rite Aid paid $12,440 in relocation expenses and paid closing costs of $11,167.

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

  Upon written notice, the employment agreements of each of Mr. Miller, Ms. Sammons and Mr. Jessick are terminable by either Rite Aid or the individual Executive seeking termination. If the termination is by Rite Aid "without cause" (as defined in the employment agreements of the Executives) or by an Executive for "good reason" (as defined in the employment agreements of the Executives), then each of Mr. Miller, Ms. Sammons and Mr. Jessick shall receive an amount equal to three times the sum of the individual Executive's annual base salary and target bonus plus any accrued but unpaid salary and bonus, with the maximum bonus that the Executive is eligible to earn being pro-rated through the date of termination. Each Executive shall be entitled to receive the deferred compensation amounts which would otherwise have been credited to the Executive pursuant to the New Plan had the Executive continued employment with Rite Aid through the end of the then-remaining Employment Period and certain medical benefits. In addition, all of the Executive's stock options will immediately vest and be exercisable for the remainder of their stated terms, the restrictions on the restricted common stock will immediately lapse and any performance or other conditions applicable to any other equity incentive awards will be considered to have been satisfied.

  If Rite Aid terminates any of the Executives "for cause" (as defined in the employment agreements), Rite Aid shall pay him or her all accrued benefits within ten days after the date of termination and terminate any portion of any then-outstanding stock option grant that was not exercised prior to the date of termination, and any portion of any restricted stock award, or other equity incentive award, to which the restrictions have not lapsed or as to which any other conditions were not satisfied prior to the date of termination. Under the agreement, any termination of employment by an Executive within the six month period commencing on the date of a change in control of Rite Aid will be treated as a termination of employment by the Executive for "good reason." Each employment agreement also provides for certain benefits upon termination of the Executive by reason of death or disability or by the Executive other than for good reason. The employment agreements of each Executive prohibit the Executive from competing with Rite Aid during his or her Employment Period and for a period of one year thereafter.

  As defined in the individual stock option and stock award agreements of each of Mr. Miller, Ms. Sammons, and Mr. Jessick, the term "change in control" means the occurrence of any one of the following events:

     (i) the acquisition by any person or persons of beneficial ownership of 25% or more of Rite Aid's then-outstanding voting shares;

     (ii) the change in composition of the board of directors resulting in a majority of the directors being directors for less than two years, unless the election of each such director was approved by a majority of the directors who were directors at the beginning of such two-year period;

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

  Elliot S. Gerson and James P. Mastrian are employed with Rite Aid at will.

  Arrangement with Franklin C. Brown. In recognition of Mr. Brown's long term employment with Rite Aid, Rite Aid entered into an Amended and Restated Deferred Compensation Agreement with him on October 23, 1998. The agreement provides that upon termination of Mr. Brown's employment with the company for any reason, he will receive on an annual basis 60% of the sum of his highest base salary plus the highest bonus that he received over the four years prior to termination, with payment beginning on the first month after Mr. Brown's termination and continuing through the later of the death of Mr. Brown or 240 months after termination. Upon a "change of control" of Rite Aid (as defined in the agreement) after the date Mr. Brown's employment agreement terminates, remaining retirement payments, discounted to present value, may become immediately due and payable. The agreement also provides for Mr. Brown to receive life insurance coverage for the rest of his life. All unvested options held by Mr. Brown terminated upon termination of his employment.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Executive Officers and Directors
  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares of Rite Aid common stock as of June 30, 2000, by the persons named in the Summary Compensation Table, Rite Aid's directors and all directors and current executive officers as a group. Each stockholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted:

                                                Number of Shares
                                                 of Common Stock    Percentage
Name                                          Beneficially Owned(1)  of Class
----                                          --------------------- ----------
Robert G. Miller.............................       1,959,423(2)        *
William J. Bratton...........................           3,900(3)        *
Alfred M. Gleason............................          70,200(4)        *
Alex Grass...................................       2,777,129(5)        *
Leonard I. Green.............................      58,565,389(6)       14.9%
Nancy A. Lieberman...........................           7,000(7)        *
Philip Neivert...............................       2,869,506(8)        *
Mary F. Sammons..............................       1,316,857(9)        *
Stuart M. Sloan..............................              --           --
Jonathan D. Sokoloff.........................      58,076,825(10)      14.7
Leonard N. Stern.............................          40,000(11)       *
Preston Robert Tisch.........................          10,000(12)       *
Gerald Tsai, Jr..............................           4,000(13)       *
Martin L. Grass..............................       1,148,102(14)       *
Timothy J. Noonan............................       1,911,377(15)       *
Franklin C. Brown............................       1,410,301(16)       *
Beth J. Kaplan...............................             363           *
Elliot S. Gerson.............................         495,002(17)       *
David R. Jessick.............................         706,922(18)       *
James P. Mastrian............................         112,500(19)       *
All current executive officers and directors
 (22 persons)................................      74,371,154(20)      18.9

--------
 (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including options exercisable within 60 days of June 30, 2000.
 (2) This amount includes 749,423 shares which may be acquired within 60 days by exercising stock options and 1,200,000 of restricted shares.
 (3) This amount includes 3,500 restricted shares and 400 shares owned by Mr. Bratton's wife.
 (4) This amount includes 6,000 shares jointly owned by Mr. Gleason and his wife.
 (5) This amount includes 137,904 shares owned by the Grass Family Foundation of which Alex Grass is a director, 90,982 shares held in trust for the benefit of Martin L. Grass and of which Alex Grass is a trustee, 370,568 shares held in trust for the benefit of Lois Grass and of which trust Alex Grass is an alternate trustee along with Martin Grass and others, and 1,600,000 shares which may be acquired within 60 days by exercising stock options. This amount also includes 5,827 shares in Mr. Grass's 401(k) account.
 (6) This amount includes 57,571,389 shares beneficially owned by Green Equity Investors III, L.P., which is affiliated with Leonard Green & Partners, L.P., of which Mr. Green is an executive officer and equity owner, 990,000 shares owned by Verdi Group, Inc., over which Mr. Green has beneficial ownership, and 4,000 restricted shares.
 (7) This amount includes 4,000 restricted shares.
 (8) This amount includes 712,778 shares owned by Mr. Neivert's wife. Mr. Neivert disclaims beneficial ownership of those shares. This amount also includes 4,000 restricted shares.
 (9) This amount includes 516,857 shares which may be acquired within 60 days by exercising stock options and 800,000 restricted shares.
(10) This amount consists of 57,571,389 shares beneficially owned by Green Equity Investors III, L.P., which is affiliated with Leonard Green & Partners, L.P., of which Mr. Sokoloff is an executive officer and equity owner.
(11) This amount includes 4,000 restricted shares.
(12) This amount includes 4,000 restricted shares.
(13) Those 4,000 shares are restricted shares.
(14) This amount includes 370,568 shares held in trust for the benefit of Lois Grass of which trust Martin Grass is an alternate trustee along with Alex Grass and other trustees and 1,350 shares owned by Mr. Grass's son and daughter. This amount also includes 8,222 shares in Mr. Grass's 401(k) account.
(15) This amount includes 10,000 shares jointly owned by Mr. Noonan and his wife, 3,552 shares owned by Mr. Noonan's daughter and 1,820,625 shares which may be acquired within 60 days by exercising stock options. Mr. Noonan disclaims beneficial ownership of the shares jointly owned with his wife and those owned by his daughter.
(16) This amount includes 383,360 shares jointly owned by Mr. Brown and his wife and 11,941 shares in a 401(k) account. Mr. Brown disclaims beneficial ownership of all shares he owns, including these jointly owned by him and his wife, except for the 11,941 shares in his 401(k) account.
(17) This amount includes 490,000 shares which may be acquired within 60 days by exercising stock options and 1,002 shares in his 401(k) account.
(18) This amount includes 258,428 shares which may be acquired within 60 days by exercising stock options and 436,364 restricted shares.
(19) Represents shares which may be acquired beneficially by exercising options.
(20) This amount includes: 6,821,261 shares which may be beneficially acquired within 60 days by exercising stock options and with respect to which the holders of the shares have no voting or investment power; 3,033,751 restricted shares with respect to which each holders of such shares has sole voting power and no investment power; and 27,355 shares included in Rite Aid's 401(k) plan and with respect to which each holder of such shares shares voting and investment power with the trustee of the plan.
*Represents less than 1.0% of the outstanding shares as of June 30, 2000.

                        Certain Other Beneficial Owners

  The following table sets forth certain information regarding the holders of shares of common stock known to Rite Aid to be the beneficial owners of more than 5% of the outstanding common stock.

                                                   Number of Shares
                                                   of Common Stock   Percentage
Name and Address of Beneficial Owners             Beneficially Owned  of Class
-------------------------------------             ------------------ ----------
Green Equity Investors III, L.P. ................   57,571,389(1)      14.7%(2)
 11111 Santa Monica Boulevard
 Suite 2000
 Los Angeles, California 90025

J.P. Morgan & Co. Incorporated...................   39,380,992(3)      10.2%(2)
 60 Wall Street
 New York, New York 10260

Janus Capital Corporation .......................   24,855,230(4)       6.4%(2)
 100 Fillmore Street #300
 Denver, Colorado 80206

--------
(1) Green Equity Investors III, L.P. beneficially owns 57,571,389 shares of Rite Aid common stock. This number represents the number of shares issuable within 60 days of June 30, 2000 upon the conversion of all Class B Preferred Stock.
(2) Based upon the number of shares outstanding as of June 30, 2000 and assuming conversion of all Class B Preferred Stock by Green Equity Investors, L.P.
(3) This amount, as reflected in a report on Schedule 13G dated June 26, 2000 filed by J.P. Morgan & Co. Incorporated, consists of 39,380,992 shares of Rite Aid common stock, of which the reporting person claims sole dispositive power over 39,364,792 shares, shared dispositive power over 13,600 shares, sole voting power over 39,379,392 shares and shared voting power over 1,600 shares. The report states that J.P. Morgan Ventures Corporation, a subsidiary of J.P. Morgan & Co. Incorporated is the beneficial owner of 39,136,363 of the shares.
(4) This amount, as reflected in a report on Schedule 13G dated February 15, 2000, filed by Janus Capital Corporation, consists of 24,855,230 shares of Rite Aid common stock, of which the reporting person claims sole dispositive and voting power.

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

  On August 28, 1996, the company loaned $1.9 million to Beth J. Kaplan, who was then the Senior Executive Vice President, Marketing. The loan bears interest at the prime rate announced from time to time by Morgan Guaranty Bank. The loan is payable in full on August 14, 2000, together with all accrued interest. The loan was secured by a pledge of any shares of common stock issuable upon exercise of options granted to Ms. Kaplan under Rite Aid's 1990 Omnibus Stock Incentive Plan. No shares were issued to Ms. Kaplan under the Plan. At June 30, 2000, principal under the loan remained at $1.9 million. In 1998 and 1999 Rite Aid guaranteed loans of $2.5 million and $5.0 million, respectively, made by a third-party to Ms. Kaplan. Interest under the loans bear interest at LIBOR plus 2.0%. Rite Aid purchased both third-party loans from the lender on June 30, 2000 and April 30, 2000, respectively.

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

  On October 27, 1999, Rite Aid issued a warrant to J.P. Morgan Ventures Corporation, a subsidiary of J.P. Morgan, to purchase 2,500,000 shares of Rite Aid common stock at an exercise price of $11.00 per share, subject to certain adjustments. The warrant was issued in connection with the extension of Rite Aid's PCS credit facility and RCF credit facility in October 1999. J.P. Morgan is one of Rite Aid's lenders. In connection with the issuance of the warrant, J.P. Morgan and Rite Aid entered into a Registration Rights Agreement pursuant to which Rite Aid agreed to register, under certain circumstances, the Rite Aid common stock issuable upon exercise of the warrant. Rite Aid will pay all expenses and fees (other than underwriting discounts and commissions) related to any registration. J.P. Morgan beneficially owns more than 5% of Rite Aid's common stock.

  In June 2000, J.P. Morgan and another financial institution agreed to purchase $93.2 million of 10.5% senior secured notes due September 2002 when the 5.5% notes mature in December 2000.

  In fiscal 2000, Rite Aid paid to J.P. Morgan fees and other amounts in connection with the company's financing activities, including the extension in October 1999, of $19.6 million. In fiscal 2001, Rite Aid has paid to J.P. Morgan fees and other amounts in connection with the company's financing activities, including the refinancing in June 2000, of $8.5 million and anticipates paying J. P. Morgan fees and other amounts in connection with financing activities, including the refinancing in June 2000, of $20.5 million.

  On October 27, 1999, Green Equity Investors III, L.P., ("GEI") an affiliate of Leonard Green & Partners, L.P., purchased 3,000,000 shares of series A cumulative pay-in-kind preferred stock ("series A preferred stock") at $100 per share. GEI exchanged all 3,000,000 shares of its series A preferred stock for 3,000,000 shares of series B cumulative pay-in-kind preferred stock ("series B preferred stock"). The series B preferred stock, when issued, was convertible into shares of Rite Aid common stock at a conversion price of $11.00 per share of common stock. The conversion price of the series B preferred stock will be adjusted if Rite Aid issues common stock before October 27, 2000 at a per share price that is less than the then current conversion price of the series B preferred stock and in other circumstances. In June 2000, in connection with the refinancing, effected on June 14, 2000 Rite Aid issued common stock at a per share price of $5.50. As a result of this issuance, the per share conversion price for the series B preferred stock was adjusted to $5.50. At June 30, 2000, after giving effect to the adjustment and the receipt of pay-in-kind dividends, the series B preferred stock was convertible into 56,749,091 shares of Rite Aid common stock. Leonard I. Green and Jonathan D. Sokoloff, members of Rite Aid's board of directors, are equity owners and executive officers of Leonard Green & Partners, L.P., an affiliate of GEI. Rite Aid paid Leonard Green & Partners a $3 million fee for services provided in connection with its preferred stock investment in October 1999 and reimbursed $0.24 million of its out of pocket expenses. In June 2000, Rite Aid paid a $3 million fee for services provided in connection with the financial restructuring transactions which Rite Aid completed and reimbursed its out of pocket expenses. In October 1999, Rite Aid agreed to pay Leonard Green & Partners an annual fee of $1 million for consulting services. This fee was increased to $1.5 million at the time of the June 2000 restructuring transactions. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners. Rite Aid has agreed to register the common stock issuable upon conversion of the series B preferred stock and to pay all expenses and fees (other than underwriting discounts and commissions) related to any registration.

  The law firm of Skadden, Arps, Slate, Meagher & Flom LLP providers legal services to Rite Aid. Nancy Lieberman, a director of Rite Aid, is a partner of that law firm. Fees paid by Rite Aid to Skadden, Arps Slate, Meagher & Flom LLP did not exceed five percent of the law firm's gross revenues for its last fiscal year.

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

  2.Financial Statement Schedules

    Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

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

  10.2   Salary Continuation Agreement with Key        Exhibit 10(iii) to Form
         Officers*                                     10-K filed on May 29,
                                                       1983

  10.3   1990 Omnibus Stock Incentive Plan, as         Exhibit 4 to Form S-8
         amended*                                      filed on July 12, 1996

  10.4   Annual Performance-Based Incentive Program*   Included in Proxy
                                                       Statement dated on June
                                                       7, 1995

  10.5   Deferred Compensation Agreement*              Exhibit 10(iii) to Form
                                                       10-K filed on May 31,
                                                       1996

  10.6   Registration Rights Agreement, dated as of    Exhibit 4.1 to Form 8-K
         October 27, 1999, by and between Rite Aid     filed on November 2,
         Corporation and Green Equity Investors III,   1999
         L.P.

  10.7   Registration Rights Agreement, dated as of    Exhibit 4.2 to Form 8-K
         October 27, 1999, by and between Rite Aid     filed on November 2,
         Corporation and J.P. Morgan Ventures          1999
         Corporation

  10.8   Warrant to purchase Common Stock, par value   Exhibit 4.3 to Form 8-K
         $1.00 per share, of Rite aid Corporation,     filed on November 2,
         dated October 27, 1999, issued to J.P.        1999.
         Morgan Ventures Corporation

  10.9   Commitment Letter, dated October 18, 1999,    Exhibit 10.1 to Form 8-K
         by and between Rite Aid Corporation and       filed on November 2,
         Green Equity Investors III, L.P.              1999

  10.10  Employment Agreement by and between Rite      Exhibit 10.1 to Form 8-K
         Aid Corporation and Robert G. Miller, dated   filed on January 18,
         as of December 5, 1999 *                      2000

  10.11  Rite Aid Corporation Restricted Stock and     Exhibit 4.31 to Form 8-K
         Stock Option Award Agreement, made as of      filed on January 18,
         December 5, 1999, by and between Rite Aid     2000
         Corporation and Robert G. Miller *

  10.12  Employment Agreement by and between Rite      Exhibit 10.2 to Form 8-K
         Aid Corporation and Mary F. Sammons, dated    filed on January 18,
         as of December 5, 1999 *                      2000

  10.13  Rite Aid Corporation Restricted Stock and     Exhibit 4.32 to Form 8-K
         Stock Option Award Agreement, made as of      filed on January 18,
         December 5, 1999, by and between Rite Aid     2000
         Corporation and Mary F. Sammons *


 Exhibit                                                   Incorporation by
 Numbers Description                                         Reference to
 ------- -----------                                       ----------------
  10.14  Employment Agreement by and between Rite      Exhibit 10.3 to Form 8-K
         Aid Corporation and David R. Jessick, dated   filed on January 18,
         as of December 5, 1999 *                      2000

  10.15  Rite Aid Corporation Restricted Stock and     Exhibit 4.33 to Form 8-K
         Stock Option Award Agreement, made as of      filed on January 18,
         December 5, 1999, by and between Rite Aid     2000
         Corporation and David R. Jessick *

  10.16  Employment Agreement by and between Rite      Exhibit 10.4 to Form 8-K
         Aid Corporation and John T. Standley, dated   filed on January 18,
         as of December 5, 1999 *                      2000

  10.17  Rite Aid Corporation Restricted Stock and     Exhibit 4.34 to Form 8-K
         Stock Option Award Agreement, made as of      filed on January 18,
         December 5, 1999, by and between Rite Aid     2000
         Corporation and John T. Standley *

  10.18  Amended and Restated Deferred Compensation    Exhibit 10.18 to Form
         Agreement by and between Rite Aid             10-K filed on July 11,
         Corporation and Franklin C. Brown, dated as   2000
         of October 23, 1996 *

  10.19  Employment Agreement by and between Rite      Exhibit 10.19 to Form
         Aid Corporation and Beth Kaplan, dated as     10-K filed on July 11,
         of August 14, 1996 *                          2000

  10.20  Intentionally Omitted

  10.21  Rite Aid Corporation Special Deferred         Exhibit 10.20 to Form
         Compensation Plan *                           10-K filed on July 11,
                                                       2000

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
         Realty Corp., as Lessee.

  10.42  Promissory Note, dated April 30, 1999, in     Exhibit 10.42 to Form
         the amount of $5,000,000 between              10-K filed on July 11,
         NationsBank, N.A. Banking Center, as lender   2000
         and Beth Kaplan and Bruce Sholk as
         borrowers.

  10.43  Limited Guaranty, dated April 30, 1999, for   Exhibit 10.43 to Form
         the amount of $5,000,000 between              10-K filed on July 11,
         NationsBank, N.A. Banking Center, as bank,    2000
         Rite Aid Corporation as guarantor and Beth
         Kaplan and Bruce Sholk, as borrowers.

  10.44  Promissory Note, dated June 19, 1998, in      Exhibit 10.44 to Form
         the amount of $2,500,000 between              10-K filed on July 11,
         NationsBank, N.A. Banking Center, as lender   2000
         and Beth Kaplan and Bruce Sholk as
         borrowers.

  10.45  Limited Guaranty, date June 19, 1998, for     Exhibit 10.45 to Form
         the amount of $2,500,000 between              10-K filed on July 11,
         NationsBank, N.A. Banking Center, as bank,    2000
         Rite Aid Corporation as Guarantor and Beth
         Kaplan and Bruce Sholk, as borrowers.

  10.46  Executive Separation Agreement and General    Exhibit 10.46 to Form
         Release, dated February 28, 2000, between     10-K filed on July 11,
         Rite Aid Corporation and Timothy Noonan.      2000

  10.47  Letter Agreement, dated February 28, 2000,    Exhibit 10.47 to Form
         between Rite Aid Corporation and Timothy      10-K filed on July 11,
         Noonan, amending Executive Separation         2000
         Agreement and General Release, dated
         February 28, 2000, between Rite Aid
         Corporation and Timothy Noonan.

  11     Not Applicable

  12     Statement regarding computation of ratios     Included herein
         of earnings to fixed charges

  13     Not Applicable

  16     Not Applicable


 Exhibit                                                    Incorporation by
 Numbers Description                                          Reference to
 ------- -----------                                        ----------------
  18     Letter re change in accounting principles      Exhibit 18 to the Form
                                                        10-K filed on July 11,
                                                        2000

  21     Subsidiaries of the registrant                 Exhibit 19 to the Form
                                                        10-K filed on July 11,
                                                        2000

  22     Not Applicable

  23     Consent of Independent Certified Public        Not applicable
         Accountants

  24     Not Applicable

  27     Financial Data Schedules (EDGAR Filing Only)   Filed Herewith

  99.1   Press Release, dated June 14, 2000             Exhibit 99.1 to Form 8-K
                                                        filed June 21, 2000
  99.2   Form 10-Q for second quarter of fiscal 2001    Filed Herewith

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

(6) Rite Aid Corporation filed a Current Report on Form 8-K and Form 8-K/A on July 14, 2000 and July 17, 2000, respectively, disclosing under Item 5 a press release dated July 11, 2000 announcing its unaudited financial results for the first quarter of fiscal year 2001 ended May 27, 2000, as well as its financial results for the fiscal year ended February 26, 2000 and restated financial results for the fiscal years ended February 27, 1999 and February 28, 1998. The Current Report also disclosed under Item 5 that on July 12, 2000, Rite Aid Corporation and Advance Paradigm, Inc. jointly issued a press release announcing that they had entered into a definitive agreement under which Advance Paradigm will acquire 100% of the equity of Rite Aid's PCS Health Systems, Inc. subsidiary for $1 billion, consisting of $675 million in cash, $200 million in senior subordinated notes and $125 million in newly issued equity in Advance Paradigm.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 11, 2000                RITE AID CORPORATION.

                                                    /s/ Robert G. Miller
                                          By: _________________________________
                                                      Robert G. Miller
                                                  Chairman of the Board of
                                               Directors and Chief Executive
                                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their respective capacities on October 11, 2000.


             Signature                                Title
             ---------                                -----

        /s/ Robert G. Miller        Chairman of the Board of Directors and
 _________________________________   Chief Executive Officer
          Robert G. Miller

        /s/ Mary F. Sammons         President, Chief Operating Officer and
 _________________________________   Director
          Mary F. Sammons

        /s/ John T. Standley        Chief Financial Officer and Senior
 _________________________________   Executive Vice President
          John T. Standley

        /s/ Christopher Hall        Chief Accounting Officer and Senior Vice
 _________________________________   President
          Christopher Hall

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

      /s/ Preston Robert Tisch      Director
 _________________________________
        Preston Robert Tisch

        /s/ Gerald Tsai, Jr.        Director
 _________________________________
          Gerald Tsai, Jr.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Rite Aid Corporation
Camp Hill, Pennsylvania

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries as of February 26, 2000 and February 27, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 26, 2000. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of PCS Holding Corporation (a consolidated subsidiary of Rite Aid Corporation), which has been included in discontinued operations in the accompanying consolidated financial statements, which statements reflect total assets constituting 17% and 18% of consolidated total assets as of February 26, 2000 and February 27, 1999, respectively, and revenues of $1,264.7 million and $104.3 million for the years ended February 26, 2000 and February 27, 1999, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PCS Holding Corporation, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries at February 26, 2000 and February 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 26 to the consolidated financial statements, on July 12, 2000, the Company announced that it had entered into an agreement to sell its pharmacy benefit management segment. Accordingly, the pharmacy benefit management segment has been reclassified as a discontinued operation in the accompanying consolidated financial statements.

As discussed in Note 25 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

As discussed in Note 5 to the consolidated financial statements, the Company changed its application of the last-in, first-out ("LIFO") method of accounting for inventory in 2000.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
July 11, 2000
(October 2, 2000 as to the effects of the discontinued operation discussed in
Note 26 and as to the effects of the restatement discussed in the third paragraph in Note 25)

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

                                          /s/ Ernst & Young LLP

April 21, 2000

                     RITE AID CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except share amounts)

                                                     February 26,  February 27,
                                                         2000          1999
                                                     (as restated, (as restated,
                                                     see note 25)  see note 25)
                                                     ------------- -------------
                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.........................   $   179,757   $    84,522
 Accounts receivable, net .........................       152,035        71,928
 Inventories, net .................................     2,472,437     2,618,235
 Refundable income taxes...........................       147,599           --
 Prepaid expenses and other current assets.........        63,659        26,327
                                                      -----------   -----------
 Total current assets..............................     3,015,487     2,801,012
                                                      -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, NET.................     3,449,594     3,328,499
GOODWILL AND OTHER INTANGIBLES.....................     1,311,123     1,463,443
OTHER ASSETS.......................................       242,899       260,658
DEFERRED TAX ASSET.................................       146,916       171,364
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS..     1,743,828     1,753,475
                                                      -----------   -----------
 Total assets......................................   $ 9,909,847   $ 9,778,451
                                                      ===========   ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current lease financing obligations...............   $    25,964   $    31,522
 Short-term debt and current maturities of long-
  term debt .......................................        76,086     1,539,267
 Accounts payable..................................       854,062     1,135,220
 Sales and other taxes payable.....................        33,662        32,963
 Income taxes payable .............................       111,804       107,896
 Deferred income taxes.............................           --         29,675
 Accrued salaries, wages and other current
  liabilities .....................................       803,895       700,712
 Net current liabilities of discontinued
  operations.......................................       390,053       115,872
                                                      -----------   -----------
 Total current liabilities.........................     2,295,526     3,693,127
                                                      -----------   -----------
CONVERTIBLE SUBORDINATED NOTES ....................       649,986       649,991
LONG-TERM DEBT LESS CURRENT MATURITIES ............     4,738,661     2,583,813
LEASE FINANCING OBLIGATIONS LESS CURRENT
 MATURITIES........................................     1,125,937     1,117,911
OTHER NONCURRENT LIABILITIES.......................       647,771       370,433
                                                      -----------   -----------
 Total liabilities.................................     9,457,881     8,415,275
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 22)............
REDEEMABLE PREFERRED STOCK ........................        19,457        23,559
STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1 per share;
  liquidation value $100 per share; 20,000,000
  shares authorized: shares issued -- 3,082,500 and
  0................................................       308,250           --
 Common stock, par value $1 per share; 600,000,000
  shares authorized: shares issued and
  outstanding-- 259,927,199 and 258,862,411 .......       259,927       258,861
 Additional paid-in capital........................     1,292,337     1,370,005
 Accumulated deficit...............................    (1,421,817)     (288,774)
 Deferred compensation.............................        (6,188)          --
 Accumulated other comprehensive income............           --           (475)
                                                      -----------   -----------
 Total stockholders' equity........................       432,509     1,339,617
                                                      -----------   -----------
 Total liabilities and stockholders' equity........   $ 9,909,847   $ 9,778,451
                                                      ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands of dollars, except per share amounts)

                                                      Year ended
                                       -----------------------------------------
                                       February 26,  February 27,  February 28,
                                           2000          1999          1998
                                        (52 weeks)    (52 weeks)    (52 weeks)
                                       (as restated, (as restated, (as restated,
                                       see note 25)  see note 25)  see note 25)
                                       ------------- ------------- -------------
Summary of Operations:
REVENUES.............................   $13,338,947   $12,438,442   $11,352,637
COSTS AND EXPENSES:
  Cost of goods sold, including
   occupancy costs...................    10,242,377     9,411,600     8,396,239
  Selling, general and administrative
   expenses..........................     3,578,861     3,195,794     2,796,342
  Gain on sale of stores.............       (80,109)          --        (52,621)
  Goodwill amortization..............        24,457        26,055        26,169
  Store closing and impairment
   charges...........................       153,317       192,551       148,560
  Interest expense...................       528,159       277,634       209,152
  Share of loss from equity
   investments.......................        15,181           448         1,886
                                        -----------   -----------   -----------
                                         14,462,243    13,104,082    11,525,727
                                        -----------   -----------   -----------
  Loss from continuing operations
   before income taxes and cumulative
   effect of accounting change ......    (1,123,296)     (665,640)     (173,090)
INCOME TAX BENEFIT...................        (8,375)     (216,941)      (28,064)
                                        -----------   -----------   -----------
  Loss from continuing operations
   before cumulative effect of
   accounting change.................    (1,114,921)     (448,699)     (145,026)
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS, including income tax
 expense (benefit) of $30,903,
 $(5,925) and $(10,885)..............         9,178       (12,823)      (20,214)
CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE, net of income tax benefit of
 $18,200.............................       (27,300)          --            --
                                        -----------   -----------   -----------
    Net loss.........................   $(1,133,043)  $  (461,522)  $  (165,240)
                                        ===========   ===========   ===========
BASIC AND DILUTED (LOSS) INCOME PER
 SHARE:
  Loss from continuing operations....   $     (4.34)  $     (1.74)  $     (0.58)
  Income (loss) from discontinued
   operations........................          0.04         (0.05)        (0.08)
  Cumulative effect of accounting
   change, net.......................         (0.11)          --            --
                                        -----------   -----------   -----------
    Net loss per share...............   $     (4.41)  $     (1.79)  $     (0.66)
                                        ===========   ===========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE FISCAL YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999, AND FEBRUARY
                                    28, 1998
                    (In thousands, except per share amounts)

                                                                                                                  Accumulated
                       Preferred Stock              Common Stock           Additional   Retained                     Other
                   ------------------------- ----------------------------   Paid-in     Earnings      Deferred   Comprehensive
                   Shares Class A   Class B   Shares   Issued   Treasury    Capital     (Deficit)   Compensation    Income
                   ------ --------  -------- -------- --------  ---------  ----------  -----------  ------------ -------------
BALANCE, MARCH 1,
 1997
 (As restated,
 see note 25)....    --   $    --   $    --  129,347  $129,347  $(104,746) $1,371,361  $   553,814    $   --        $(1,867)
Net income (As
 restated, see
 note 25)........                                                                         (165,240)
Other
 comprehensive
 income--
 Minimum pension
  liability
  adjustment.....                                                                                                     1,080
 Comprehensive
  income.........
Stock options
 exercised.......                                 404      404                  9,293
Stock option
 income tax
 benefit.........                                                               4,191
Stock grants.....                                  13       13                    616
Bond conversion..                               5,875    5,875                196,777
Two-for-one stock
 split...........                             135,639  135,639               (135,639)
Cancel treasury
 shares..........                            (13,064)  (13,064)   104,746     (91,682)
Cash dividends
 paid on common
 stock ($.4075
 per share post
 split)..........                                                                         (102,715)
                   -----  --------  -------- -------- --------  ---------  ----------  -----------    -------       -------
BALANCE FEBRUARY
 28, 1998 (As
 restated, see
 note 25)........    --        --        --   258,214  258,214        --    1,354,917      285,859        --           (787)
Net loss (As
 restated, see
 note 25)........                                                                         (461,522)
Other
 comprehensive
 income--
 Minimum pension
  liability
  adjustment.....                                                                                                       312
 Comprehensive
  income.........
Stock options
 exercised.......                                 633      633                  8,603
Stock option
 income tax
 benefit.........                                                               5,807
Stock grants.....                                  14       14                    669
Bond conversion..                                                                   9
Cash dividends
 paid on common
 stock ($.4375
 per share post
 split)..........                                                                         (113,111)
                   -----  --------  -------- -------- --------  ---------  ----------  -----------    -------       -------
BALANCE FEBRUARY
 27, 1999 (As
 restated, see
 note 25)........    --        --        --   258,861  258,861        --    1,370,005     (288,774)       --           (475)
Net loss (As
 restated, see
 note 25)........                                                                       (1,133,043)
Other
 comprehensive
 income--
 Minimum pension
 liability
 adjustment......                                                                                                       475
 Comprehensive
  income.........
Issuance of
 preferred
 shares..........  3,000   300,000
Exchange of
 preferred
 shares..........         (300,000)  300,000
Stock options
 exercised.......                                  66       66                    814
Stock option
 income tax
 benefit.........                                                                 243
Stock grants.....                               1,000    1,000                  7,250                  (6,188)
Issuance of
 common stock
 warrants........                                                               8,500
Bond conversion..                                                                   5
Dividends on
 preferred
 stock...........     83               8,250                                   (8,250)
Increase
 resulting from
 sale of stock by
 equity method
 investee........                                                               2,929
Cash dividends
 paid on common
 stock ($.3450
 per share post
 split)..........                                                             (89,159)
                   -----  --------  -------- -------- --------  ---------  ----------  -----------    -------       -------
BALANCE FEBRUARY
 26, 2000 (As
 restated, see
 note 25)........  3,083  $    --   $308,250  259,927 $259,927  $     --   $1,292,337  $(1,421,817)   $(6,188)      $   --
                   =====  ========  ======== ======== ========  =========  ==========  ===========    =======       =======
                     Total
                   -----------
BALANCE, MARCH 1,
 1997
 (As restated,
 see note 25)....  $1,947,909
Net income (As
 restated, see
 note 25)........    (165,240)
Other
 comprehensive
 income--
 Minimum pension
  liability
  adjustment.....       1,080
                   -----------
 Comprehensive
  income.........    (164,160)
Stock options
 exercised.......       9,697
Stock option
 income tax
 benefit.........       4,191
Stock grants.....         629
Bond conversion..     202,652
Two-for-one stock
 split...........         --
Cancel treasury
 shares..........         --
Cash dividends
 paid on common
 stock ($.4075
 per share post
 split)..........    (102,715)
                   -----------
BALANCE FEBRUARY
 28, 1998 (As
 restated, see
 note 25)........   1,898,203
Net loss (As
 restated, see
 note 25)........    (461,522)
Other
 comprehensive
 income--
 Minimum pension
  liability
  adjustment.....         312
                   -----------
 Comprehensive
  income.........    (461,210)
Stock options
 exercised.......       9,236
Stock option
 income tax
 benefit.........       5,807
Stock grants.....         683
Bond conversion..           9
Cash dividends
 paid on common
 stock ($.4375
 per share post
 split)..........    (113,111)
                   -----------
BALANCE FEBRUARY
 27, 1999 (As
 restated, see
 note 25)........   1,339,617
Net loss (As
 restated, see
 note 25)........  (1,133,043)
Other
 comprehensive
 income--
 Minimum pension
 liability
 adjustment......         475
                   -----------
 Comprehensive
  income.........  (1,132,568)
Issuance of
 preferred
 shares..........     300,000
Exchange of
 preferred
 shares..........         --
Stock options
 exercised.......         880
Stock option
 income tax
 benefit.........         243
Stock grants.....       2,062
Issuance of
 common stock
 warrants........       8,500
Bond conversion..           5
Dividends on
 preferred
 stock...........         --
Increase
 resulting from
 sale of stock by
 equity method
 investee........       2,929
Cash dividends
 paid on common
 stock ($.3450
 per share post
 split)..........     (89,159)
                   -----------
BALANCE FEBRUARY
 26, 2000 (As
 restated, see
 note 25)........  $  432,509
                   ===========

  The accompanying notes are an integral part of these consolidated financial statements

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                      February 26,  February 27,  February 28,
                                          2000          1999          1998
                                      (as restated, (as restated, (as restated,
                                      see note 25)  see note 25)  see note 25)
                                      ------------- ------------- -------------
OPERATING ACTIVITIES:
Net loss.............................  $(1,133,043)  $  (461,522)  $ (165,240)
Income (loss) from discontinued
 operations..........................        9,178       (12,823)     (20,214)
                                       -----------   -----------   ----------
Loss from continuing operations......   (1,142,221)     (448,699)    (145,026)
Adjustments to reconcile to net cash
 (used in) provided by operations:
 Cumulative effect of change in
  accounting method..................       27,300           --           --
 Depreciation and amortization.......      468,322       381,885      351,637
 Store closings and impairment
  charges............................      153,317       192,551      148,560
 Gain on sale of stores..............      (80,109)          --       (52,621)
 LIFO and other charges..............       60,504       111,645       46,248
 Changes in operating assets and
  liabilities, net of acquisitions:
   Accounts receivable...............      (79,156)       (3,833)     283,625
   Inventories.......................       43,349       378,990     (488,101)
   Other assets......................        5,689       (29,276)     152,829
   Income taxes receivable/payable...       25,390      (278,652)     (89,854)
   Accounts payable..................     (278,073)     (129,500)     438,465
   Other liabilities.................      196,938       103,836      (22,897)
                                       -----------   -----------   ----------
     Net cash (used in) provided by
      continuing operations..........     (598,750)      278,947      622,865
     Net cash provided by (used in)
      discontinued operations........      341,027      (230,017)     (26,578)
                                       -----------   -----------   ----------
     Net cash (used in) provided by
      operating activities...........     (257,723)       48,930      596,287
                                       -----------   -----------   ----------
INVESTING ACTIVITIES:
 Expenditures for property, plant
  and equipment......................     (573,287)   (1,222,674)    (716,052)
 Purchases of businesses, net of
  cash acquired......................      (24,454)   (1,390,620)    (335,014)
 Net investment in joint venture.....       (8,125)          --           --
 Intangible assets acquired..........      (67,783)      (91,749)     (66,158)
 Proceeds from dispositions..........      169,537           --        66,902
                                       -----------   -----------   ----------
     Net cash used in continuing
      operations.....................     (504,112)   (2,705,043)  (1,050,322)
     Net cash used in discontinued
      operations.....................      (48,021)       (4,205)         --
                                       -----------   -----------   ----------
     Net cash used in investing
      activities.....................     (552,133)   (2,709,248)  (1,050,322)
                                       -----------   -----------   ----------
FINANCING ACTIVITIES:
 Net proceeds from the issuance of
  long-term debt.....................    1,600,000       895,878      641,680
 Net change in bank credit
  facilities.........................      716,073           --           --
 Net (payments) proceeds of
  commercial paper borrowings........   (1,591,125)    1,383,125     (301,500)
 Net proceeds from the issuance of
  preferred stock....................      300,000           --           --
 Net proceeds from the issuance of
  redeemable preferred stock.........          --         23,559          --
 Repurchase of redeemable preferred
  stock..............................     (10,000)           --           --
 Proceeds from leasing obligations...       74,898       504,990      323,803
 Principal payments on long-term
  debt...............................      (68,113)      (39,557)     (36,482)
 Cash dividends paid.................      (89,159)     (113,111)    (102,715)
 Net proceeds from the issuance of
  common stock                                 880           683          629
 Deferred financing costs paid.......      (34,984)       (5,928)        (741)
 Other...............................        6,621        10,702       10,392
                                       -----------   -----------   ----------
     Net cash provided by financing
      activities.....................      905,091     2,660,341      535,066
                                       -----------   -----------   ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS.........................       95,235            23       81,031
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR.............................       84,522        84,499        3,468
                                       -----------   -----------   ----------
CASH AND CASH EQUIVALENTS, END OF
 YEAR................................  $   179,757   $    84,522   $   84,499
                                       ===========   ===========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH PAID
 FOR INTEREST (NET OF AMOUNTS
 CAPITALIZED OF $5,292, $7,069 AND
 $4,102).............................  $   501,813   $   259,100   $  194,618
                                       ===========   ===========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH PAID
 FOR INCOME TAXES....................  $       981   $    47,667   $   46,671
                                       ===========   ===========   ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES
 Bond conversion.....................          --    $       --    $  202,652
 Exchange of preferred shares........  $   300,000           --           --

  The accompanying notes are an integral part of these consolidated financial statements

                     RITE AID CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands of dollars, except per share amounts)

1. Summary of Significant Accounting Policies:

Description of Business

  Rite Aid Corporation (a Delaware corporation), through its wholly-owned subsidiaries, operates approximately 3,800 retail drugstores in the regions of the Eastern, Southern, and Western United States (the "Retail Drug" segment). During fiscal 2000, Rite Aid owned PCS Holding Corporation ("PCS"), one of the country's largest pharmacy benefits managers ("PBM"). Through PCS, Rite Aid provides pharmacy benefit management services to employers, insurance carriers and managed care companies (the "PBM segment").

Discontinued Operations


  On July 12, 2000, the Company announced that it had entered into an agreement to sell its PBM segment (see note 26). The sale was consummated on October 2, 2000. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this segment have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations.

Fiscal Year

  The Company's fiscal year ends on the Saturday closest to February 28 or March 1. The fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998 each include 52 weeks.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand, and highly liquid investments which are readily convertible to known amounts of cash and which have original maturities of three months or less, when purchased.

Inventories

  Inventories are stated at the lower of cost or market. Inventory balances include capitalization of certain costs related to purchasing, freight, and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories. At February 26, 2000 and February 27, 1999, inventories were $342,440 and $242,940, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for warehouse inventories (see note 5).

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

                     RITE AID CORPORATION AND SUBSIDIARIES

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

Property, Plant and Equipment

  Property, plant and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following useful lives:

        Buildings................................................ 30 to 45 years
        Equipment................................................  3 to 15 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease.

Intangible Assets

  Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities and is being amortized on a straight-line basis over 40 years. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Patient prescription files purchased and acquired in business combinations are amortized over their estimated useful lives of five to fifteen years. The value of assembled workforce acquired is being amortized over its useful life of five years.

Internal-Use Software

  The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2000, 1999 and 1998, the Company capitalized costs of approximately $4,595, $9,667 and $7,770, respectively. The Company's capitalization policy for internal-use software is consistent with the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Therefore, the adoption of SOP 98-1 in fiscal year 2000 did not have a significant effect on the Company's financial statements.

Investments in Fifty Percent or Less Owned Subsidiaries

  Investments in affiliated entities for which the Company has the ability to exercise significant influence, but not control over the investee, and generally an ownership interest of the common stock of between 20% and 50%, are accounted for under the equity method of accounting and are included in Other assets. Under the equity

                     RITE AID CORPORATION AND SUBSIDIARIES
method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The portion of the Company's investment in an equity-method investee that exceeds its share of the underlying net equity of the investee, if any, is amortized over 7 to 30 years.

Stock-Based Compensation

  The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies can elect to account for stock-based compensation using a fair value-based method or continue to measure compensation expense using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its employee and director stock-based compensation plans under APB Opinion No. 25. See note 19 for further information about the Company's incentive plans.

Revenue Recognition

  The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented.

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

Advertising

  Advertising costs are expensed as incurred. Advertising expenses, net of reimbursements, for fiscal 2000, 1999 and 1998 were $194,880, $223,000 and $216,835, respectively.

Insurance

  The Company is self-insured for certain general liability and workers' compensation claims that occurred prior to December 31, 1996. With respect to claims occurring from January 1, 1997 to December 31, 1998, the Company used a combination of self-insurance and fixed-cost premium-based policies. Effective January 1, 1999, substantially all general liability and workers' compensation claims were covered through a fixed-cost premium-based policy. The Company is self-insured for all covered employee medical claims.

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

                     RITE AID CORPORATION AND SUBSIDIARIES

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

Recent Accounting Pronouncements

  In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes the accounting and financial reporting requirements for derivative instruments and requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This statement, as amended, is effective in fiscal year 2002. The Company is evaluating the effects that the adoption of SFAS No. 133 may have on the financial statements.

  In November 1999 the Staff of the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". This SAB sets forth the Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met:

  .Persuasive evidence of an arrangement exists;

  .Delivery has occurred or service has been rendered;

  .The seller's price to the buyer is fixed or determinable; and

  .Collectibility is reasonably assured.

  The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of SAB 101 does not have a material impact on these financial statements.

Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

  During fiscal 2000, the Company purchased approximately 87% of the dollar volume of its prescription drugs from a single supplier, McKesson HBOC, Inc. (McKesson). If Rite Aid's relationship with McKesson was disrupted, the Company could have difficulty filling prescriptions, which would negatively impact the business.

2. Results of Operations and Financing:

  During fiscal 2000, 1999 and 1998, the Company incurred net losses of $1,133,043, $461,522 and $165,240, respectively, and during fiscal 2000 net cash used in operating activities from continuing operations was $598,750. As discussed in note 11, the Company obtained various loan covenant waivers and/or modifications, and refinanced or extended maturity dates from certain of its lenders. In addition, the Company obtained a new senior credit facility in June 2000 (see note 24).

  Since December 1999, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company's retail drug segment. Management believes that available cash and cash equivalents together with cash flow from operations, available borrowings under the new senior credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating

                     RITE AID CORPORATION AND SUBSIDIARIES
activities, investing activities and debt maturities for fiscal 2001. In addition, management believes that the Company will be in compliance with its existing debt covenant requirements throughout fiscal 2001. However, a substantial portion of its indebtedness which will mature in August and September 2002 will require the Company to refinance the indebtedness at that time.

3. Acquisitions and Dispositions:

  On March 3, 1999, the Company purchased 25 drugstores from Edgehill Drugs, Inc. The purchase price was $24,454, net of cash acquired of $12. This acquisition was accounted for under the purchase method of accounting. The results of operations have been included in these consolidated financial statements since the date of acquisition.

  On August 27, 1997, the Company completed the acquisitions of Harco, Inc. (Harco) and K&B, Incorporated (K&B). The combined consideration paid for these companies was $335,014, net of cash acquired of $2,811 and was financed through commercial paper borrowings. These acquisitions were accounted for using the purchase method and, accordingly, the Company recorded the assets and liabilities of Harco and K&B at the date of acquisition at their fair values. The excess of the acquisition cost over the fair value of the recorded assets and liabilities of $190,439 has been recorded as goodwill. The Company has determined that the estimated useful life of the goodwill recorded with the Harco and K&B acquisitions is primarily indeterminate and likely exceeds 40 years. Accordingly, the Company amortizes goodwill over the maximum allowable period of 40 years.

  In October 1996, the Company signed a definitive contract to sell for cash of $450 each, plus the value of closing inventories, all of its 193 drugstores in North and South Carolina to J.C. Penney Company, Inc. (Penney). Subsequently, Penney contracted to purchase Eckerd Corporation (Eckerd), a chain of 1,748 drugstores. In order to proceed with the Eckerd purchase, Penney agreed with the Federal Trade Commission not to take possession of 130 of the Company's stores. In February 1997, the Company agreed to an amendment to its contract with Penney whereby the Company operated the stores until Penney could find another buyer, but transfer of the stores was designated to begin no later than May 30, 1997. Penney arranged for another drugstore chain to begin taking possession of the stores in May 1997. A pretax gain of $29,969 was recognized in fiscal year 1997 for the stores that transferred in that year. Upon transfer of the remaining stores in the first quarter of fiscal 1998, the Company recognized an additional pretax gain of $52,621.

  In September 1999, the Company signed a definitive contract to sell 38 drugstores in California to Longs Drug Stores California, Inc. (Longs). During the third quarter of fiscal 2000, a total of 32 stores were transferred to Longs. In October 1999, the Company agreed to an amendment to its contract with Longs whereby the closing of two stores was postponed due to delays in obtaining waivers for existing lease provisions related to the assignment of leases to the buyer. These two stores were ultimately closed in March 2000 and transferred to the buyer at that time. The remaining four stores which were originally included in the purchase agreement were retained by Rite Aid. A pre-tax gain of $80,109 was recognized in the third quarter of fiscal year 2000 for the stores that were transferred in that year. The gain on the sale of the two stores transferred in March 2000 was recognized by the Company in the first quarter of fiscal 2001.

4. Store Closing and Impairment Charges:

  In fiscal 2000, 1999, and 1998 Store closing and impairment charges include non-cash charges of $120,593, $87,666 and $76,442 respectively, for the impairment of long-lived assets (including allocable goodwill) at 249, 270 and 252 stores. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

                     RITE AID CORPORATION AND SUBSIDIARIES

  Store closing and impairment charges consist of:

                                Year ended        Year ended         Year ended
                             February 26, 2000 February 27, 1999 February 28, 1998
                             ----------------- ----------------- ------------------
   Store lease exit costs..      $ 32,724          $104,885           $ 72,118
   Impairment charges......       120,593            87,666             76,442
                                 --------          --------           --------
                                 $153,317          $192,551           $148,560
                                 ========          ========           ========

  During fiscal 2000, 1999, and 1998, the Company recorded charges for 224, 422, and 593 stores, respectively, to be closed or relocated that were under long-term leases. Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is typically 90 days preceding the store closing date, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations are computed. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The discount rates used to determine the liability were 6.60%, 5.22% and 5.59% at February 26, 2000, February 27, 1999 and February 28, 1998,
respectively.

  Subsequent to the recording of lease accruals, management determined that certain stores would remain open. Included in the amounts stated above were impairment write-downs of $3,954 for 6 stores in fiscal 2000 and $1,408 for 3 stores in fiscal 1999, that were written down to fair value but were not relocated or closed. Also, the Company reversed charges of $10,490 and $1,052 in fiscal 2000 and 1998, respectively, for lease accruals previously established for those stores.

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
                                 ========          ========          ========

  In addition to store closings, the Company has also closed or relocated certain distribution centers in its efforts to consolidate operations and implement its regional exit strategies. During the second quarter of fiscal 2000, management approved a plan to close its leased distribution center in Las Vegas, Nevada and terminate all of its employees and accrued termination benefit payments of $1,634 in the second quarter of 2000, with

                     RITE AID CORPORATION AND SUBSIDIARIES
the charge included in Selling, general and administrative expenses (SG&A) on the consolidated statement of operations. Severance payments of $1,165 were made during fiscal year 2000 leaving a remaining liability of $469 at February 26, 2000, with additional payments made during fiscal 2001. The operating lease for the distribution center was terminated in May 2000 at the end of the lease term with no additional liability to the Company.

  In the third quarter of fiscal 2000, management announced plans to close its South Nitro, West Virginia distribution center in the summer of 2000. As a result of this exit plan, the Company accrued termination benefits of $3,858 in the third quarter of fiscal 2000 for all of the 480 employees with the charge included in SG&A on the consolidated statement of operations. Subsequently, in the fourth quarter of fiscal 2000 management decided to not close the facility. However, prior to this decision the Company became obligated to pay $1,040 in severance costs related to 102 employees. The Company paid $540 in the fourth quarter of fiscal 2000 and the remaining $500 was accrued at February 26, 2000. The remaining reserve of $2,818 was reversed to SG&A in the fourth quarter of fiscal 2000.

  In the third quarter of fiscal 2000, management approved a plan to close and sell its Ogden, Utah distribution center. As a result of this exit plan, a liability of $2,256 for termination benefits for 500 employees was recorded through SG&A in the third quarter of fiscal 2000. Additionally, an impairment charge of $7,600 for long-lived assets was recorded in the third quarter of fiscal 2000. The facility was sold in March 2000.

  During the second quarter of fiscal 1998, the Company closed its distribution center in Ontario, California and terminated all of its 177 employees. The costs associated with closing the California facility including termination benefit payments of approximately $400 were expensed as they were incurred during fiscal 1998. The termination benefits were determined through negotiations with the union representatives and were largely based on years of service and included some health insurance benefits. The facility was sold in the second quarter of fiscal 1998 for its adjusted carrying value of approximately $11,400.

  In the fourth quarter of fiscal 1997, the Company committed to construct a new distribution center near Baltimore, Maryland. The new distribution center was scheduled to be completed in August 1998 and would replace the existing distribution facility in Shiremanstown, Pennsylvania. The Pennsylvania distribution center was scheduled to close and all of its 734 employees would have been terminated in October 1998 when the Maryland facility was scheduled to be fully operational. As a result of this exit plan, a liability of $3,425 for termination benefits was recorded in the fourth quarter of 1997 and charged to SG&A expenses on the statement of income. The termination benefits were determined through negotiations with the union representative and based on years of service and included the continuation of health insurance coverage after the termination date. As a result of subsequent negotiations with union representatives, an additional liability of $4,000 for termination benefits was recorded in fiscal 1998. The closure of the Pennsylvania facility was delayed due to computer software problems encountered in opening the Maryland facility. The Pennsylvania facility was closed in March 1999, and all payments related to the liability were made in the first quarter of fiscal 2000.

5. Change in Accounting Method:

  In fiscal 2000, the Company changed its application of the LIFO method of accounting by restructuring its LIFO pool structure through a combination of certain existing geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to the Company's store merchandise categories. The effect of this change in fiscal 2000 was a charge of $6,840 (net of income tax benefit of $4,560), or $.03 per diluted common share. The cumulative effect of the accounting change on periods prior to fiscal 2000 was a charge of $27,300 (net of income tax benefit of $18,200), or $.11 per diluted common share. The pro forma effect of this accounting change would have been a reduction in income of $6,360 (net of income tax benefit of $4,240) or $.02 per diluted common share, and $12,600 (net of income tax benefit of $8,400) or $.05 per common share, for fiscal 1999 and 1998, respectively.

                     RITE AID CORPORATION AND SUBSIDIARIES

6. Accounts Receivable:

  During November 1997, the Company and certain of its subsidiaries entered into an agreement to sell, on an ongoing basis, a pool of receivables to a wholly owned bankruptcy-remote special purpose funding subsidiary (the funding subsidiary) of the Company. The funding subsidiary is a distinct legal entity that engages in no trade or business in order to make remote the possibility that it would enter bankruptcy or other receivership and is consolidated for financial reporting purposes. The Company and certain subsidiaries transfer all of their accounts receivable (principally representing amounts owed by third-party prescription payers) to the funding subsidiary for a beneficial interest in the funding subsidiary. The funding subsidiary has sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company. The securitization company is free to pledge or exchange its interests and the Company is not entitled to repurchase them. The accounts receivable sold to the funding subsidiary which sold an undivided fractional ownership interest to the securitization company have been derecognized on the Company's consolidated balance sheet. Upon the sale, the Company allocates its basis in the receivables between the interest sold and the interest retained in relation to their relative fair values. The remaining receivables, substantially representing retained interests of the Company and certain of its subsidiaries in the funding subsidiary, continue to be carried on the Company's consolidated balance sheet at the lower of their cost or market value.

  Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Total proceeds outstanding from the securitization of receivables as of February 26, 2000 were $294,140, representing an increase of $2,640 from the February 27, 1999 balance of $291,500. The additional proceeds received during fiscal 2000 were used to reduce outstanding commercial paper borrowings and are reflected as operating cash flows in the accompanying consolidated statement of cash flows. The Company recognizes no servicing asset or liability because the benefits of servicing are expected to represent adequate compensation for the services performed. Expenses of $18,052 and $15,532 associated with the securitization program were recognized as a component of SG&A for the years ended February 26, 2000 and February 27, 1999, respectively. In connection with the Company's refinancing in June 2000 (see note 24) all borrowings under the securitization program were repaid and the program was terminated.

  The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable, including retained interests in receivables sold. The Company recorded an allowance for uncollectible accounts of $35,371 at February 26, 2000 and $30,296 at February 27, 1999. The Company's accounts receivable are due primarily from third-party providers (e.g., insurance companies and governmental agencies) under third-party payment plans and are booked net of any allowances provided for under the respective plans. Since payments due from third-party payers are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

7. Property, Plant and Equipment:

  Following is a summary of property, plant and equipment at February 26, 2000 and February 27, 1999:

                                                            2000        1999
                                                         ----------  ----------
      Land.............................................. $  733,979  $  773,084
      Buildings.........................................  1,010,133     867,119
      Leasehold improvements............................  1,262,590   1,123,608
      Equipment.........................................  1,469,881   1,240,777
      Construction in progress..........................     85,484     242,743
                                                         ----------  ----------
                                                          4,562,067   4,247,331
      Accumulated depreciation.......................... (1,112,473)   (918,832)
                                                         ----------  ----------
        Property, plant and equipment, net.............. $3,449,594  $3,328,499
                                                         ==========  ==========

                     RITE AID CORPORATION AND SUBSIDIARIES

  Depreciation expense, which includes the depreciation of assets recorded under capital leases, was $326,873 in fiscal 2000, $269,184 in fiscal 1999 and $250,151 in fiscal 1998.

  Substantially all of the Company's owned properties on which it operates stores are pledged as collateral under the Company's debt agreements. The carrying amount of idle facilities is $113,454 and $153,517 at February 26, 2000 and February 27, 1999, respectively.

8. Investments in Fifty Percent or Less Owned Subsidiaries:

  In July 1999, the Company purchased 9,334,746 of Series E Convertible Preferred Shares in drugstore.com, an on-line pharmacy (the "investee"), for cash of $8,125, including legal costs, and the Company's agreement to provide access to the Company's pharmacy networks and insurance coverages, advertising commitments and exclusivity agreements. Also in July 1999, each of the Company's Series E Convertible Preferred Shares converted to one share of common stock at the time of the investee's initial public offering representing 21.6% of the voting stock immediately after the initial public offering. The initial investment, which is recorded in Other assets, was valued at $168,025, equal to the initial public offering price of $18 per share multiplied by the Company's shares. The Company accounts for the investment on the equity method because the Company has significant influence over the investee resulting from its share of the voting stock, its right to appoint one board member and a number of significant operating agreements. Included in Other noncurrent liabilities is the unamortized portion of the fair value of the operating agreements of $149,900 and is being amortized over 10 years, the life of the arrangements described above. The excess of the initial investment value over the Company's share of the underlying equity of the investee is $77,320 and is being amortized over 7 years. As a result of the start-up nature of the investee, the Company recorded an increase to its investment of $2,929 and a corresponding increase to equity in connection with the sale of stock by the investee during fiscal 2000.

  In June 1999, the Company sold its investment in Diversified Prescription Delivery LLC, a provider of mail order prescription delivery services. The sales price was $22,860 and resulted in a loss of $811. The investment was accounted for on the equity method with a carrying amount of $23,671 at the date of sale.

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

9. Goodwill and Other Intangibles:

  Following is a summary of intangible assets at February 26, 2000 and February 27, 1999:

                                                            2000        1999
                                                         ----------  ----------
   Goodwill............................................. $  920,241  $  979,482
   Lease acquisition costs and favorable leases.........    739,770     731,175
   Prescription files...................................    136,434      99,032
   Assembled workforce..................................     51,021      50,033
                                                         ----------  ----------
                                                          1,847,466   1,859,722
   Accumulated amortization.............................   (536,343)   (396,279)
                                                         ----------  ----------
                                                         $1,311,123  $1,463,443
                                                         ==========  ==========

                     RITE AID CORPORATION AND SUBSIDIARIES

10. Accrued Salaries, Wages, and Other Current Liabilities:

  Accrued salaries wages and other current liabilities consist of the following at February 26, 2000 and February 27, 1999:

                                                             2000      1999
                                                           --------- ---------
   Accrued wages, benefits and other personnel costs...... $ 254,738 $ 326,166
   Accrued legal and other professional fees..............   168,643    53,929
   Accrued interest.......................................    61,427    44,487
   Reserve for lease exit costs...........................    42,413    48,528
   Deferred rent..........................................    53,987    47,664
   Deferred income........................................    44,339    56,262
   Accrued property taxes.................................    44,490    44,271
   Other..................................................   133,858    79,405
                                                           --------- ---------
                                                           $ 803,895 $ 700,712
                                                           ========= =========

11. Indebtedness and Credit Agreements:

  Following is a summary of indebtedness at February 26, 2000 and February 27, 1999:

                                                         2000        1999
                                                      ----------  -----------
Commercial paper borrowings under existing credit
 facilities--5.2% and 5.5% weighted average rates in
 fiscal years 2000 and 1999.......................... $  192,000  $ 1,783,125
Revolving credit facility due 2002 (amended and
 restated)...........................................    716,073          --
Term loan due 2002 (amended and restated)............  1,300,000          --
Term note due 2002 (amended and restated)............    272,422          --
5.25% convertible subordinated notes due 2002........    649,986      649,991
6.70% notes due 2001.................................    350,000      350,000
7.125% notes due 2007................................    350,000      350,000
7.70% notes due 2027.................................    300,000      300,000
5.50% fixed-rate senior notes due 2000...............    200,000      200,000
6.00% dealer remarketable securities due 2003........    200,000      200,000
6.00% fixed-rate senior notes due 2005...............    200,000      200,000
7.625% senior notes due 2005.........................    200,000      200,000
6.875% senior debentures due 2013....................    200,000      200,000
6.125% fixed-rate senior notes due 2008..............    150,000      150,000
6.875% fixed-rate senior notes due 2028..............    150,000      150,000
3.5% to 10.475% industrial development bonds due
 through 2016........................................      5,196        8,672
Other................................................     29,056       31,283
                                                      ----------  -----------
                                                       5,464,733    4,773,071
Short-term debt and current maturities of long-term
 debt................................................    (76,086)  (1,539,267)
                                                      ----------  -----------
Long-term debt less current maturities............... $5,388,647  $ 3,233,804
                                                      ==========  ===========

  In December 1999, absent a waiver the Company would have failed to meet certain reporting covenants contained in its bank credit and loan agreements and public debt indentures, in particular the filing of quarterly financial information in a timely manner. As a result, the Company obtained waivers of these reporting requirements. These waivers relieve the Company from the reporting requirements until July 11, 2000 at which time the Company is required to submit all delinquent reports. In particular, the Company must submit quarterly financial information for the quarters ended November 27, 1999 and May 27, 2000 and the fiscal year ended

                     RITE AID CORPORATION AND SUBSIDIARIES

February 26, 2000. These waivers enabled the Company to continue accessing funds under the credit arrangements and provided a stay from debt acceleration clauses contained under both the bank credit and loan agreements and the public debt indentures. Company management subsequently renegotiated all of its bank credit and loan agreements (see note 24). Management believes that they are in compliance with the covenants contained within these new agreements.

  As of February 27, 1999, the Company had a $1,000,000 unsecured revolving credit facility, expiring in July 2001, to support its commercial paper program and a $1,300,000 unsecured revolving credit facility, expiring in October 1999, to support commercial paper borrowings to complete the acquisition of PCS. In June 1999, the Company borrowed an additional $300,000 from one of its banks under a demand note. In September 1999, the Company determined it was in default on certain financial covenants in the credit agreements. On October 27, 1999, the Company's banks agreed to extend $2,600,000 of its outstanding credit facilities. As a result, the due dates of the $1,300,000 revolving credit facility scheduled to mature on October 29, 1999 and the $300,000 note that was due on demand were extended to November 1, 2000. The Company's $1,000,000 revolving credit facility, which was to mature on July 19, 2001, was also amended and restated. Borrowings under the credit facilities carry higher interest costs than commercial paper. The interest rates under the Company's credit facilities are based on prime or LIBOR plus a risk adjusted spread. As of February 26, 2000, borrowings under the $1,300,000 facility were at LIBOR plus 3.5%. Borrowings outstanding under the $1,000,000 facility and the $300,000 bank note were $716,073 and $272,422, respectively, as of February 26, 2000 with interest rates at LIBOR plus 4.00%. Borrowings repaid under these credit facilities cannot be re-borrowed. These borrowings have financial and restrictive covenants that, among other things, restrict the Company's ability to incur liens and debt, pay dividends, make redemptions and repurchases of capital stock, make loans, investments and capital expenditures, prepay, redeem, or repurchase debt, engage in mergers, consolidations, asset dispositions, sale leaseback transactions and affiliate transactions, change its business, amend certain debt and other material agreements, issue and sell capital stock of subsidiaries, make distributions from subsidiaries and grant negative pledges to creditors.

  As described in note 24, in connection with a refinancing on June 14, 2000, the Company extended the maturity date of all its bank debt to 2002. In addition, $52,500 of the Company's 5.50% senior notes due December 2000 were exchanged for new 10.50% senior secured notes due September 2002. Another $93,200 of the 5.50% senior notes will be refinanced in December 2000 with proceeds received from the sale of 10.50% senior secured notes due September 2002 through a forward purchase agreement. All bank debt and notes with extended maturities are reflected as long-term debt in the financial statements.

  In connection with obtaining waivers of compliance with, and modifications to certain of the covenants during the third and fourth quarters of fiscal 2000 and the subsequent extensions and restructuring described above, the Company paid fees and transaction costs of $63,332. Additionally, the Company issued three-year warrants to purchase 2,500,000 shares of common stock at $11.00 per share.

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

                     RITE AID CORPORATION AND SUBSIDIARIES

  On September 22, 1998, the Company issued $200,000 of dealer remarketable securities ("DRS") due October 1, 2013. The DRS bear interest at a rate of 6.00% from September 22, 1998 until October 1, 2003 (the remarketing date). Interest is payable semi-annually on April 1 and October 1 of each year commencing April 1, 1999. Financing costs are being amortized over the period until the remarketing date. If the remarketing dealer elects to remarket the DRS, the DRS will be subject to mandatory tender on the remarketing date. If the remarketing dealer elects not to remarket the DRS, or for any reason does not purchase all of the DRS on the remarketing Date, the Company will be required to purchase on the remarketing date any DRS that have not been purchased by the remarketing dealer. Net proceeds from the sale of securities were used to repay commercial paper previously issued by the Company. On December 24, 1999, the remarketing dealer put their remarketing option back to the Company resulting in a final maturity date for the DRS of October 1, 2003.

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

  In August 1993, the Company issued 6.875% senior debentures having an aggregate principal amount of $200,000. These debentures are due August 15, 2013, may not be redeemed prior to maturity and are not entitled to any sinking fund. The net proceeds from this issuance were used for working capital and general corporate purposes, including the repayment of outstanding commercial paper of the Company.

  The Company had outstanding letters of credit of $41,624 at February 26, 2000 and $41,383, at February 27, 1999. Also, the Company had provided permanent financing guarantees to certain of its store construction developers to be effective, if such developers were unable to obtain their own permanent financing upon completion of the store construction. These guarantees totaled $33,774 at February 26, 2000 and $65,130 at February 27, 1999.

  The annual weighted average interest rate on the Company's indebtedness was 7.4%, 6.8% and 6.7% for fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

  The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2001, $76,086; 2002, $29,879; 2003, $3,601,985; 2004, $200,678; 2005, $2,289; and $1,553,816 in 2006 and
thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

                     RITE AID CORPORATION AND SUBSIDIARIES

12. Income Taxes:

  The provision for income taxes from continuing operations is as follows:

                                                  2000      1999       1998
                                                --------  ---------  --------
   Current tax expense (benefit):
     Federal................................... $(19,017) $  22,163  $ 20,944
     State.....................................      --         --        --
                                                --------  ---------  --------
                                                 (19,017)    22,163    20,944
                                                --------  ---------  --------

   Deferred tax (benefit):
     Federal...................................   20,677   (228,776)  (44,740)
     State.....................................  (10,035)   (10,328)   (4,268)
                                                --------  ---------  --------
                                                  10,642   (239,104)  (49,008)
                                                --------  ---------  --------
     Total income tax benefit.................. $ (8,375) $(216,941) $(28,064)
                                                ========  =========  ========

  A reconciliation of the provision for income taxes as presented on the consolidated statements of operations is as follows:

                                                  2000      1999       1998
                                                --------  ---------  --------
   Income tax benefit from continuing
    operations................................. $ (8,375) $(216,941) $(28,064)
   Income tax expense (benefit) from
    discontinued operations....................   30,903     (5,925)  (10,885)
   Income tax benefit related to cumulative
    effect of accounting change................  (18,200)       --        --
                                                --------  ---------  --------
     Total income tax expense (benefit)........ $  4,328  $(222,866) $(38,949)
                                                ========  =========  ========

  A reconciliation of the statutory federal rate and the effective rate, for continuing operations, is as follows:

   Percentage                2000    1999    1998
   ----------                -----   -----   -----
   Federal statutory rate..  (35.0)% (35.0)% (35.0)%
   Nondeductible expenses..    3.4     3.7    12.7
   State income taxes,
    net....................   (4.1)   (4.5)   (3.8)
   Tax credits.............    (.8)   (1.4)   (5.0)
   Valuation allowance.....   34.9     3.6    13.1
   Other...................     .9     1.0     1.7
                             -----   -----   -----
   Effective tax rate......   (0.7)% (32.6)% (16.3)%
                             =====   =====   =====

  The difference between the statutory federal rate and the reported amount of income tax expense attributable to discontinued operations is primarily due to nondeductible goodwill.

                     RITE AID CORPORATION AND SUBSIDIARIES

  The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities is as follows:

                                                              2000      1999
                                                            --------  --------
   Deferred tax assets:
     Accounts receivable................................... $ 43,762  $ 44,618
     Accrued expenses......................................  141,332    70,954
     Liability for lease exit costs........................  113,907   122,370
     Pension, retirement and other benefits................   69,476    97,240
     Deferred gain.........................................   59,863       --
     Credits...............................................   69,840    53,840
     Net operating losses..................................  466,451   242,032
                                                            --------  --------
       Total gross deferred tax assets.....................  964,631   631,054
   Valuation allowance..................................... (475,174)  (82,507)
                                                            --------  --------
       Net deferred tax assets.............................  489,457   548,547
                                                            --------  --------
   Deferred tax liabilities:
     Inventory.............................................  121,119   190,772
     Long-lived assets.....................................  218,793   214,320
     Other.................................................    2,629     1,766
                                                            --------  --------
       Total gross deferred tax liabilities................  342,541   406,858
                                                            --------  --------
   Net deferred tax assets................................. $146,916  $141,689
                                                            ========  ========
   Current deferred tax liabilities........................ $    --   $(29,675)
   Noncurrent deferred tax assets..........................  146,916   171,364
                                                            --------  --------
   Net deferred tax assets................................. $146,916  $141,689
                                                            ========  ========

Net Operating Losses and Tax Credits

  At February 26, 2000 and February 27, 1999, the Company has federal net operating loss (NOL) carryforwards of $841,059 and $304,860, the majority of which expire between fiscal 2017 and 2020.

  At February 26, 2000 and February 27, 1999, the Company has state NOL carryforwards of $1,662,602 and $927,614, the majority of which expire by fiscal 2005 and the remaining balance by fiscal 2015.

  At February 26, 2000 and February 27, 1999, the Company has federal business tax credit carryforwards of $61,394 and $45,394, the majority of which expire between fiscal 2017 and 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $7,512 at fiscal 2000 and 1999.

Valuation Allowances

  The valuation allowances as of February 26, 2000, and February 27, 1999 are $475,174 and $82,507 respectively, and principally apply to NOL and tax credit carryforwards. The Company believes that it is more likely than not that those carryovers will not be realized. As a result of the decision to dispose of PCS, the Company recognized an increase in the valuation allowance of $146,916 (unaudited) in the first quarter of fiscal 2001 (see note 26).

                     RITE AID CORPORATION AND SUBSIDIARIES

13. Financial Instruments:

  The carrying amounts and fair values of financial instruments at February 26, 2000 and February 27, 1999 are listed as follows:

                                           2000                  1999
                                   --------------------- ---------------------
                                    Carrying              Carrying
                                     Amount   Fair Value   Amount   Fair Value
                                   ---------- ---------- ---------- ----------
   Variable rate indebtedness..... $2,480,495 $2,480,495 $1,783,125 $1,783,125
   Fixed rate indebtedness........  2,984,238  1,959,252  2,989,946  3,217,057
   Note receivable................     32,889     36,102     29,043     34,310

  Cash, trade receivables and trade payables are carried at market value, which approximate their fair values due to the short-term maturity of these instruments.

  The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Commercial paper and LIBOR-based borrowings under credit facilities:

  The carrying amounts for commercial paper indebtedness and LIBOR-based borrowings under the credit facilities, term loan and term note approximate their fair values due to the short-term nature of the obligations and the variable interest rates.

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

14. Retirement Plans:

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

                     RITE AID CORPORATION AND SUBSIDIARIES

  Net periodic pension cost for the defined benefit plans includes the following components:

                                                         Nonqualified     Retiree Health
                          Defined Benefit Pension    Executive Retirement Benefits Plan
                                   Plans                     Plan         (PBM Segment)
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
                          =======  =======  =======  ====== ====== ====== ==== ===  ====

Discontinued Operations

  Included in the defined benefit pension plan data above is $3,434 of expense related to the PBM segment for fiscal 2000. The expense associated with the PBM segment for fiscal 1999 and fiscal 1998 is not material. Expenses related to the Retiree Health Benefit Plan presented above are solely related to the PBM segment. Employer contributions to the defined contribution plans for the PBM Segment were $5,440 and $439 for fiscal 2000 and fiscal 1999, respectively.

                     RITE AID CORPORATION AND SUBSIDIARIES

  The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's retirement and health benefits plans, as well as the funded status and amounts recognized in the Company's balance sheet as of February 26, 2000 and February 27, 1999:

                                               Nonqualified      Retiree Health
                          Defined Benefit        Executive       Benefits Plans
                           Pension Plans      Retirement Plan     (PBM Segment)
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
                          ========  =======  ========  ========  =======  =======

                     RITE AID CORPORATION AND SUBSIDIARIES

  The amounts recognized in the accompanying consolidated balance sheets as of February 26, 2000 and February 27, 1999 are as follows:

                                                                        Retiree Health
                            Defined Benefit   Nonqualified Executive     Benefits Plan
                             Pension Plans        Retirement Plan        (PBM Segment)
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

  The significant actuarial assumptions used for all defined benefit pension plans were as follows:

                              Defined Benefit   Nonqualified
                               Pension Plan      Executive     Defined Benefit
                               (Retail Drug      Retirement     Pension Plan
                                 Segment)           Plan        (PBM Segment)
                             ----------------- -------------- -----------------
   Percentage                2000  1999  1998  2000 1999 1998 2000  1999  1998
   ----------                ----- ----- ----- ---- ---- ---- ----- ----- -----
   Discount rate............  7.25  6.75  7.00 7.83 6.95 6.93  7.80  7.80  --
   Rate of increase in
    future
    compensation levels.....  4.50  4.75  4.75 3.00 3.00 3.00  5.90  5.90  --
   Expected long-term rate
    of return on
    plan assets.............  9.00  9.00  9.00 9.00 9.00 9.00  9.00  9.00  --

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

15. Leases:

  The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 10 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 7 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance, and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income, was $440,556 in 2000, $417,311 in 1999 and $365,082 in 1998. These amounts include contingent rentals of $28,625, $32,960, and $30,720, in fiscal 2000, 1999 and 1998, respectively.

                     RITE AID CORPORATION AND SUBSIDIARIES

  The Company is a guarantor on certain leases transferred to third parties through sales or assignments.

  The Company leases certain facilities through sale-leaseback arrangements accounted for using the financing method. Proceeds from sale-leaseback programs were approximately $74,899 in 2000, $504,990 in 1999 and $323,803 in 1998.

  The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method are summarized as follows:

                                                       February 26, February 27,
                                                           2000         1999
                                                       ------------ ------------
   Land...............................................   $343,948     $328,610
   Buildings..........................................    570,604      541,710
   Equipment..........................................     86,348       77,453
   Accumulated depreciation...........................    (36,043)     (20,391)
                                                         --------     --------
                                                         $964,857     $927,382
                                                         ========     ========

  Following is a summary of lease finance obligations at February 26, 2000 and February 27, 1999:

                                                          2000        1999
                                                       ----------  ----------
   Sale-leaseback obligations accounted for under the
    financing method.................................  $  944,805  $  921,331
   Obligations under capital leases..................     207,096     228,102
                                                       ----------  ----------
   Total.............................................   1,151,901   1,149,433
   Less current obligation...........................     (25,964)    (31,522)
                                                       ----------  ----------
   Long-term lease finance obligations...............  $1,125,937  $1,117,911
                                                       ==========  ==========

  Following are the minimum lease payments net of sublease income that will have to be made in each of the years indicated based on non-cancellable leases in effect as of February 26, 2000:

                                                Financing obligation
                                                under sale-leaseback
                                                  arrangements and
                                                   Capital Lease     Operating
   Fiscal year                                      obligations        Leases
   -----------                                  -------------------- ----------
   2001........................................      $  119,757      $  448,580
   2002........................................         119,264         437,140
   2003........................................         116,687         419,024
   2004........................................         114,701         396,930
   2005........................................         114,701         379,860
   Later years.................................       1,461,945       3,675,519
                                                     ----------      ----------
   Total minimum lease payments................       2,047,055      $5,757,053
                                                                     ==========
   Amount representing interest................         895,154
                                                     ----------
   Present value of minimum lease payments.....      $1,151,901
                                                     ==========

16. Capital Stock:

  In October 1999, the Company issued 3,000,000 shares of $100 par value 8% Series A Convertible Preferred Stock for cash of $300,000. The shares have a liquidation preference of $100 per share with preference over all existing classes of preferred stock. The shares are callable by the Company beginning October 2004 at the liquidation value plus a 5% premium. The shares accrue cumulative dividends at 8% of the liquidation value of

                     RITE AID CORPORATION AND SUBSIDIARIES
the outstanding shares. Dividends may be paid in cash or additional shares and have been paid in shares to date. In December 1999, the shares were exchanged for Series B Convertible Preferred Stock with the same characteristics except that each Series B share has voting rights equivalent to one share of common stock. The terms of the shares provide that they are convertible into common stock at an initial conversion rate of $11.00 per common share subject to adjustment based on future declines in the quoted price or subsequent equity transactions based on per share prices lower than $11.00. As a result of the Company's equity transaction on June 14, 2000, further described in note 24, the conversion price was subsequently adjusted to a conversion price of $5.50 per share. The resulting beneficial conversion feature of approximately $160.9 million (representing the difference between $5.50 and the market price of the Company's common stock on the issuance date of the preferred stock), will be accreted as a return on the preferred stock and will decrease earnings available to common shareholders beginning in the second quarter of fiscal 2001.

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

  On February 2, 1998, the Company effected a two-for-one stock split of the Company's common stock to stockholders of record at the close of business on January 20, 1998. The stock split increased the number of shares outstanding by 135,640,000 shares. All share and per share amounts have been restated to give effect to the stock split.

17. Redeemable Preferred Stock:

  In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of Rite Aid Corporation, issued 63,000,000 and 150,000,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0 percent per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at the estimated fair value of $5,695 and $13,559 for the 2000 and 1999 issuances, respectively, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders' equity using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretions were $97 in fiscal year 2000 and $0 in 1999.

  In March 1998, RX Choice, Inc., a wholly owned subsidiary of Rite Aid Corporation (Rite Aid), issued 10,000,000 shares of preferred stock, par value $0.01, with a liquidation preference per share of $1,000 per share. Granted to the holder of each share of preferred stock was an option (Put Option) to sell to Rite Aid all or any portion of the preferred stock held by the holder on the date the Put Option is exercised. Each Put Option may be exercised any time after March 25, 2003 and before March 25, 2004. In addition, Rite Aid has an option (Call Option) to purchase from the holders of the preferred stock, all or any portion of the shares of preferred stock upon the exercise of the Call Option. The Call Option may be exercised by Rite Aid any time after March 20, 2004 and before March 20, 2005. The preferred stock carries a mandatory obligation to declare and pay preferential dividends at the rate of
7.70 percent per annum of the liquidation preference per share, payable quarterly. As amended and restated, the articles of incorporation of RX Choice, Inc. authorize the issuance of 10,000,000 shares of preferred stock, of which 10,000,000 shares were issued in 1999. During 2000, the Company repurchased and retired all of the shares at the redemption value of $10,000.

                     RITE AID CORPORATION AND SUBSIDIARIES

18. Earnings Per Share:

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All share and per share data have also been restated to reflect a two-for-one stock split distributed to stockholders on February 2, 1998.

                                       February 26,  February 27,  February 28,
                                           2000          1999          1998
                                       ------------  ------------  ------------
   Numerator for earnings per share:
     Loss from continuing operations
      before cumulative effect of
      accounting change..............  $(1,114,921)  $  (448,699)  $  (145,026)
     Accretion of redeemable
      preferred stock................          (97)          --            --
     Dividends on preferred stock....      (10,110)         (627)          --
                                       -----------   -----------   -----------
     Loss before cumulative effect of
      accounting change attributable
      to common stockholders.........   (1,125,128)     (449,326)     (145,026)
     Income (loss) from discontinued
      operation......................        9,178       (12,823)      (20,214)
     Cumulative effect of accounting
      change.........................      (27,300)          --            --
                                       -----------   -----------   -----------
   Net loss attributable to common
    stockholders.....................  $(1,143,250)  $  (462,149)  $  (165,240)
                                       ===========   ===========   ===========
   Denominator:
     Basic weighted average shares...  259,139,000   258,516,000   250,659,000
     Diluted weighted average
      shares.........................  259,139,000   258,516,000   250,659,000
   Basic and diluted loss per share:
     Loss per share before cumulative
      effect of accounting change....  $     (4.34)  $     (1.74)  $     (0.58)
     Discontinued operations.........         0.04         (0.05)        (0.08)
     Cumulative effect of accounting
      change.........................        (0.11)          --            --
                                       -----------   -----------   -----------
     Basic and diluted loss per
      share..........................  $     (4.41)  $     (1.79)  $     (0.66)
                                       ===========   ===========   ===========

  In fiscal 2000, 1999 and 1998, no potential common shares have been included in the calculation of diluted earnings per share because of the losses reported. At February 26, 2000, an aggregate of 109,640,439 potential common shares related to stock options, convertible preferred stock, convertible notes, warrants, stock appreciation rights and other have been excluded from the computation of diluted earnings per share.

19. Stock Option and Stock Award Plans:

  The Company reserved 22,000,000 shares of its common stock for the granting of stock options and other incentive awards to officers and key employees under the 1990 Omnibus Stock Incentive Plan (the 1990 Plan). Options may be granted, with or without stock appreciation rights (SARs), at prices that are not less than the fair market value of a share of common stock on the date of grant. The 1990 Plan provides for the Compensation Committee to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. The exercise of either a SAR or option automatically will cancel any related option or SAR. Under the Plan, the payment for SARs will be made in shares, cash or a combination of cash and shares at the discretion of the Compensation Committee.

  In November 1999, the Company adopted the 1999 Stock Option Plan (the 1999
Plan), under which 10,000,000 shares of common stock are reserved for the granting of stock options at the discretion of the Board of Directors. Under the 1999 Plan, stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant.

                     RITE AID CORPORATION AND SUBSIDIARIES

  Following is a summary of stock option transactions for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998:

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
   ================   ==========     ====       ======    =========    ======

                     RITE AID CORPORATION AND SUBSIDIARIES

  The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. The pro forma impact on net loss and per share amounts are reported below as if the Company had elected to recognize compensation cost based upon the fair value of the options granted at the grant date as prescribed by SFAS No. 123;

                                       February 26,  February 27, February 28,
                                           2000          1999         1998
                                       ------------  ------------ ------------
   Net loss .......................... $(1,133,043)   $(461,522)   $(165,240)
   Pro forma compensation expense
    under fair value method...........     (22,464)     (10,463)      (6,159)
                                       -----------    ---------    ---------
   Pro forma net loss.................  (1,155,507)    (471,985)    (171,399)
   Accretion of redeemable preferred
    stock.............................         (97)         --           --
   Dividends on preferred stock.......     (10,110)        (627)         --
                                       -----------    ---------    ---------
   Pro forma net loss attributable to
    common stockholders............... $(1,165,714)   $(472,612)   $(171,399)
                                       ===========    =========    =========
   Pro forma basic and diluted loss
    per share......................... $     (4.50)   $   (1.83)   $   (0.68)
                                       ===========    =========    =========

  The pro forma amounts only take into account the options issued since March 5, 1995. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     2000      1999      1998
                                                   --------- --------- ---------
   Expected stock price volatility................     58.0%     30.7%     25.0%
   Expected dividend yield........................      0.0%      1.0%      1.5%
   Risk-free interest rate........................      6.3%      5.6%      6.0%
   Expected life of options....................... 4.2 years 6.7 years 3.5 years

  The average fair value of each option granted during fiscal 2000, 1999 and 1998 was $4.09, $12.36 and $6.29, respectively.

Restricted Stock

  In December 1999, the new executive team received restricted stock grants of 1,000,000 shares. The Company recorded these grants at a fair value on the date of the grant of $8,250. During fiscal 2000, the Company also made tax payments on behalf of the executives to help defray the tax effects of the grants to the executives. Under the restricted stock agreement, the restrictions placed on the shares lapse over the period from December 1999 to November 2002. However, in most circumstances the executive would only have to provide one year of service to the Company to earn the total number of shares. Accordingly, the Company is amortizing the cost of the stock grant over a period of one year resulting in compensation expense of $2 million in fiscal 2000 relating to the grants.

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

                     RITE AID CORPORATION AND SUBSIDIARIES

  The Company's obligations under the stock appreciation units are remeasured at each balance sheet date and amortized to compensation expense over the vesting period.

  At February 26, 2000 and February 27, 1999, there were 7.0 million and 3.4 million stock appreciation rights units outstanding, respectively. Grant prices for units outstanding at February 26, 2000 ranged from $5.38 to $48.56 per unit. Amounts charged or (credited) to expense relating to the stock appreciation rights units for fiscal 2000, 1999 and 1998 were $(45,500), $32,200 and $22,200, respectively.

20. Business Segments:

  The Company operated in primarily two business segments: i) the Retail Drug segment, and ii) the Pharmacy Benefit Management ("PBM") segment, that includes other managed health care services and mail-order pharmacy services. The Company's business segments are organized according to the products and services offered to its customers. The Company's dominant segment is the Retail Drug segment, which consists of the operation of retail drugstores across the United States. The Company is one of the largest retail drugstore chains in the United States, with approximately 3,800 stores in operation as of February 26, 2000. The Company's drugstores' primary business is pharmacy services in addition to a full selection of health and personal care products, seasonal merchandise and a large private label product line.

  The Company also operated a PBM segment, principally through the operations of PCS which was acquired in January 1999. Through its PBM segment, the Company offered pharmacy benefit management services to employees, insurance carriers and managed care companies as well as mail-order pharmacy services.

  As a result of the July 12, 2000 announcement regarding the agreement to sell the PBM segment, the Company's continuing operations consists solely of the retail drug segment. The Company's revenues from its retail drug stores are derived from:

                              Year ended        Year ended        Year ended
                           February 26, 2000 February 27, 1999 February 28, 1998
                           ----------------- ----------------- -----------------
Pharmacy..................    $ 7,788,404       $ 6,737,710       $ 5,698,744
Front-end.................      5,550,543         5,700,732         5,653,893
                              -----------       -----------       -----------
                              $13,338,947       $12,438,442       $11,352,637
                              ===========       ===========       ===========

21. Related Party Transactions:

  Included in Accounts receivable at February 26, 2000 and February 27, 1999, were receivables from related parties of $5,355 and $4,175, respectively, including employee loans.

  During fiscal 2000, 1999 and 1998, the Company sold merchandise totaling $3,296, $6,225 and $25,041, respectively, to equity-method investees. During fiscal 2000, 1999 and 1998, the Company purchased equipment totaling $26,115, $27,119 and $44,105, respectively, from an equity-method investee.

  In fiscal 2000, 1999 and 1998, the Company purchased $8,814, $9,430 and $8,800, respectively, of product from a manufacturer of private label over the counter medications in which a director held an ownership interest until May 31, 1999. The Company leases for $153.7 per year a 43,920 square foot storage space in a warehouse in Camp Hill, Pennsylvania, from a partnership in which a director has a 50% interest.

  The Company formerly operated an 8,000 square-foot store in a shopping center in which Martin Grass, the former Chairman of the Board and Chief Executive Officer, has a 50% ownership interest. The rent paid by the Company was $96 per year. In February 1999, the lease was cancelled and the Company was released from its obligation to pay over $300 in remaining lease commitments.

                     RITE AID CORPORATION AND SUBSIDIARIES

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

22. Commitments, Contingencies and Guarantees:

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

  In addition, as discussed below, an unfavorable resolution of certain of these matters could materially adversely affect the Company's results of operations, financial position and cash flows.

  Federal investigations

  There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving the Company's financial reporting and other matters. The Company is cooperating fully with the SEC and the United States Attorney.

  The U.S. Department of Labor has commenced an investigation of matters relating to the Company's employee benefit plans, including its principal 401(k) plan which permitted employees to purchase Company common stock. Plan participants held approximately 2.8 million shares at December 31, 1998 and
3.9 million shares at December 31, 1999. Purchases of Company common stock under the plan were suspended in October 1999. The Company is cooperating fully with the Department of Labor.

  These investigations are ongoing and the Company is unable to predict their outcomes. If the Company were convicted of any crime, certain contracts and licenses that are material to operations may be revoked, which would have a material adverse effect on results of operations, financial condition and cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against Rite Aid could also have a material adverse affect on results of operations, financial condition and cash flows.

  Stockholder litigation

  Rite Aid, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of shareholders who purchased Rite Aid securities on the open market between May 2, 1997 and November 10, 1999. With one exception, the cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania, where plaintiffs have filed a third amended compliant and have been given leave of court to file a fourth amended complaint on or before August 10, 2000. Most of the existing complaints assert claims against defendants under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, based upon the allegation that the Company's financial statements for its 1997, and 1998 and 1999 fiscal years fraudulently misrepresented its financial position and results of its operations for those periods, among other allegations. Two actions also assert claims against defendants under Section 18 of the Exchange Act and one action asserts claims under the Florida Securities Act and Florida common law, all based upon similar allegations.

                     RITE AID CORPORATION AND SUBSIDIARIES

  If any of these cases were to result in a substantial monetary judgment against the Company, or is settled on unfavorable terms, the Company's results of operation and financial position could be materially adversely affected.

  Certain of Rite Aid's former officers (Martin L. Grass, Timothy J. Noonan and Frank Bergonzi), certain of its current and former directors (Alex Grass, Philip Neivert, Franklin C. Brown, Leonard I. Green, Leonard N. Stem and Nancy
A. Lieberman), its former auditor, KPMG LLP, and Rite Aid as nominal defendant, have been sued by Rite Aid shareholders derivatively on behalf of Rite Aid in derivative actions brought in the U.S. District Court for the Eastern District of Pennsylvania and the Chancery Court of the State of Delaware. The derivative complaints purport to assert claims on behalf of Rite Aid against the defendants for violation of duties asserted to be owed by such defendants to Rite Aid, based upon allegations similar to those contained in the complaints in the securities cases described above. The time for defendants to respond to the derivative complaints has not yet run. Rite Aid had made no determination yet as how it will respond to the derivative complaints and is unable to predict the ultimate outcome of this litigation.

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

  The Company believes that all of the positive override lawsuits are without merit under applicable state consumer protection laws and/or state or federal RICO statutes. As a result, the Company intends to continue to vigorously defend each of the pending actions and does not anticipate, if fully adjudicated, that any of the lawsuits will result in an award of damages and/or civil penalties. However, such an outcome for each of the actions cannot be assured and a ruling against the Company could have a material adverse effect on the financial

                     RITE AID CORPORATION AND SUBSIDIARIES
position, results of operations and cash flows of the Company as well as necessitate substantial additional expenditures to cover legal costs as it pursues all available defenses.

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

                     RITE AID CORPORATION AND SUBSIDIARIES

23. Interim Financial Results (Unaudited):

The information in this footnote has been revised from the information previously reported to correct certain errors in annual and interim periods, and to reflect the reclassification of the PBM segment as a discontinued operation and certain other reclassifications. See notes 25 and 26.

                                                                 Fiscal Year 1999
                         ------------------------------------------------------------------------------------------------------
                                          First Quarter                                       Second Quarter
                         --------------------------------------------------- --------------------------------------------------
                                      Restated As      As                                Restated As      As
                                      Previously    Restated                             Previously    Restated
                             As       Reported in  for Further  As Restated      As      Reported in  for Further  As Restated
                         Previously    2000 Form   Restatement      and      Previously   2000 Form   Restatement      and
                         Reported(1)     10-K      Adjustments  Reclassified Reported(1)    10-K      Adjustments  Reclassified
                         -----------  -----------  -----------  ------------ ----------- -----------  -----------  ------------
 Revenues..............  $3,032,681   $3,086,505   $3,086,505    $3,030,237  $3,011,029  $3,057,095   $3,057,095    3,010,237
 Costs and expenses
  excluding store
  closing and
  impairment charges...   3,009,279    3,232,024    3,232,364     3,171,532   2,939,376   3,105,926    3,104,719    3,053,617
 Store closing and
  impairment charges...      74,300       57,134       57,134        57,134      63,604      31,244       31,244       31,244
                         ----------   ----------   ----------    ----------  ----------  ----------   ----------    ---------
 Income (loss) from
  continuing operations
  before taxes.........     (50,898)    (202,653)    (202,993)     (198,429)      8,049     (80,075)     (78,868)     (74,624)
 Income tax expense
  (benefit)............     (25,221)     (61,027)     (61,161)      (59,564)      3,961     (24,114)     (23,637)     (22,151)
                         ----------   ----------   ----------    ----------  ----------  ----------   ----------    ---------
 Income (loss) from
  continuing
  operations...........     (25,677)    (141,626)    (141,832)     (138,865)      4,088     (55,961)     (55,231)     (52,473)
 Loss from discontinued
  operations, net of
  tax..................         --           --            --        (2,967)        --          --           --        (2,758)
                         ----------   ----------   ----------    ----------  ----------  ----------   ----------    ---------
 Net income (loss).....  $  (25,677)  $ (141,626)  $ (141,832)   $ (141,832) $    4,088  $  (55,961)  $  (55,231)     (55,231)
                         ==========   ==========   ==========    ==========  ==========  ==========   ==========    =========
 Basic and diluted
  earnings (loss) per
  share:
 Loss from continuing
  operations...........  $    (0.10)  $    (0.55)  $    (0.55)   $    (0.54) $     0.02  $    (0.22)  $    (0.21)   $   (0.20)
 Income (loss) from
  discontinued
  operations ..........         --           --           --          (0.01)        --          --           --         (0.01)
                         ----------   ----------   ----------    ----------  ----------  ----------   ----------    ---------
 Net income (loss).....  $    (0.10)  $    (0.55)  $    (0.55)   $    (0.55) $     0.02  $    (0.22)  $    (0.21)   $   (0.21)
                         ==========   ==========   ==========    ==========  ==========  ==========   ==========    =========

--------
(1) Financial data as previously reported in the Company's quarterly report on Form 10-Q for the period ended August 28, 1999.

                     RITE AID CORPORATION AND SUBSIDIARIES

                                                                 Fiscal Year 1999
                         ------------------------------------------------------------------------------------------------------
                                          Third Quarter                                       Fourth Quarter
                         --------------------------------------------------- --------------------------------------------------
                                      Restated As      As                                Restated As      As
                                      Previously    Restated                             Previously    Restated
                             As       Reported in  for Further  As Restated      As      Reported in  for Further  As Restated
                         Previously    2000 Form   Restatement      and      Previously   2000 Form   Restatement      and
                         Reported(2)     10-K      Adjustments  Reclassified Reported(2)    10-K      Adjustments  Reclassified
                         -----------  -----------  -----------  ------------ ----------- -----------  -----------  ------------
 Revenues..............  $3,122,930   $3,185,386   $3,185,386    $3,109,903  $3,565,260  $3,453,904   $3,453,904     $3,288,065
 Costs and expenses
  excluding store
  closing and
  impairment charges...   2,995,965    3,325,360    3,319,656     3,238,912   3,482,123   3,531,560    3,617,988       3,447,470
 Store closing and
  impairment charges...      (7,298)      69,255       69,255        69,255         430      34,918       34,918           34,918
                         ----------   ----------   ----------    ----------  ----------  ----------   ----------    ----------
 Income (loss) from
  continuing operations
  before taxes.........     134,263     (209,229)    (203,525)     (198,264)     82,707    (112,574)    (199,002)       (194,323)
 Income tax expense
  (benefit)............      53,705      (63,007)     (60,753)      (58,912)      9,139     (33,901)     (77,315)        (76,314)
                         ----------   ----------   ----------    ----------  ----------  ----------   ----------    ----------
 Income (loss) from
  continuing
  operations...........      80,558     (146,222)    (142,772)     (139,352)     73,568     (78,673)    (121,687)       (118,009)
 Loss from discontinued
  operations, net of
  tax..................         --           --           --         (3,420)        --          --           --            (3,678)
                         ----------   ----------   ----------    ----------  ----------  ----------   ----------    ----------
 Net income (loss).....  $   80,558   $ (146,222)  $ (142,772)   $ (142,772) $   73,568  $  (78,673)  $ (121,687)       (121,687)
                         ==========   ==========   ==========    ==========  ==========  ==========   ==========    ==========
 Basic and diluted
  earnings (loss) per
  share:
 Loss from continuing
  operations...........  $     0.31   $    (0.57)  $    (0.55)   $    (0.54) $     0.28  $    (0.31)  $    (0.47)   $    (0.46)
 Income (loss) from
  discontinued
  operations ..........         --           --           --          (0.01)        --          --           --          (0.01)
                         ----------   ----------   ----------    ----------  ----------  ----------   ----------    ----------
 Net income (loss).....  $     0.31   $    (0.57)  $    (0.55)   $    (0.55) $     0.28  $    (0.31)  $    (0.47)   $    (0.47)
                         ==========   ==========   ==========    ==========  ==========  ==========   ==========    ==========

--------
(2) Financial data as previously reported in the Company's annual report on Form 10-K for the year ended February 27, 1999.

                     RITE AID CORPORATION AND SUBSIDIARIES

                                                                Fiscal Year 2000
                        ------------------------------------------------------------------------------------------------------
                                         First Quarter                                      Second Quarter
                        -------------------------------------------------- ---------------------------------------------------
                                    Restated as      As                                 Restated as      As
                                    Previously    Restated                              Previously    Restated
                            As      Reported in  for Further  As Restated      As       Reported in  for Further  As Restated
                        Previously   2000 Form   Restatement      and      Previously    2000 Form   Restatement      and
                        Reported(1)    10-K      Adjustments  Reclassified Reported(1)     10-K      Adjustments  Reclassified
                        ----------- -----------  -----------  ------------ -----------  -----------  -----------  ------------
Revenues .............  $3,624,500  $3,681,108   $3,681,108    $3,354,621  $3,506,129   $3,522,213   $3,522,213    $3,203,964
Costs and expenses
 excluding store
 closing and
 impairment charges...   3,440,447   3,697,347    3,643,648     3,335,457   3,536,096    3,618,434    3,608,943     3,310,552
Store closing and
 impairment charges...      13,096      28,238       28,238        28,238      29,343       56,094       56,094        56,094
                        ----------  ----------   ----------    ----------  ----------   ----------   ----------    ----------
Income (loss) from
 continuing operations
 before taxes and
 cumulative effect of
 change in accounting
 method...............     170,957     (44,477)       9,222        (9,074)    (59,310)    (152,315)    (142,824)     (162,682)
Income tax expense
 (benefit)............     126,527        (697)     (14,008)      (28,959)    (43,908)      (2,386)       7,331        (8,280)
                        ----------  ----------   ----------    ----------  ----------   ----------   ----------    ----------
Income (loss) from
 continuing operations
 before cumulative
 effect of change in
 accounting method,
 net..................      44,430     (43,780)      23,230        19,885     (15,402)    (149,929)    (150,155)     (154,402)
Income (loss) from
 discontinued
 operations, net of
 tax..................         --          --           --          3,345         --           --           --          4,247
Cumulative effect of
 change in accounting
 method, net of tax...         --      (27,300)     (27,300)      (27,300)        --           --           --            --
                        ----------  ----------   ----------    ----------  ----------   ----------   ----------    ----------
Net income (loss).....  $   44,430  $  (71,080)  $   (4,070)   $   (4,070) $  (15,402)  $ (149,929)  $ (150,155)   $(150,155)
                        ==========  ==========   ==========    ==========  ==========   ==========   ==========    ==========
Basic and diluted
 earnings (loss) per
 share................
Loss from continuing
 operations...........  $     0.17  $    (0.17)  $     0.09    $     0.08  $    (0.06)  $    (0.58)  $    (0.58)   $    (0.60)
Income (loss) from
 discontinued
 operations...........         --          --           --           0.01         --           --           --           0.02
Cumulative effect of
 change in accounting
 method...............         --        (0.11)       (0.11)        (0.11)        --           --           --            --
                        ----------  ----------   ----------    ----------  ----------   ----------   ----------    ----------
Net income (loss).....  $     0.17  $    (0.28)  $    (0.02)   $    (0.02) $    (0.06)  $    (0.58)  $    (0.58)   $    (0.58)
                        ==========  ==========   ==========    ==========  ==========   ==========   ==========    ==========

--------
(1) Financial data as previously reported in the Company's quarterly report on Form 10-Q for the period ended August 28, 1999.

                     RITE AID CORPORATION AND SUBSIDIARIES

                                                     Fiscal Year 2000
                          ---------------------------------------------------------------------------
                                     Third Quarter                        Fourth Quarter
                          ------------------------------------- -------------------------------------
                              As                                    As
                          Previously                            Previously
                          Reported in              As Restated  Reported in              As Restated
                           2000 Form       As          and       2000 Form       As          and
                            10-K(2)     Restated   Reclassified   10-K(2)     Restated   Reclassified
                          -----------  ----------  ------------ -----------  ----------  ------------
Revenues ...............  $3,646,390   $3,646,390   $3,279,138  $3,831,731   $3,831,731   $3,501,224
Costs and expenses
 excluding store closing
 and impairment
 charges................   3,869,571    3,849,063    3,478,417   4,448,653    4,509,686    4,184,500
Store closing and
 impairment charges.....      33,119       33,119       33,119      45,734       35,866       35,866
                          ----------   ----------   ----------  ----------   ----------   ----------
Income (loss) from
 continuing operations
 before taxes and
 cumulative effect of
 change in accounting
 method.................    (256,300)    (235,792)    (232,398)   (662,656)    (713,821)    (719,142)
Income tax expense
 (benefit)..............      (4,015)      14,013       17,403       7,106       15,192       11,461
                          ----------   ----------   ----------  ----------   ----------   ----------
Income (loss) from
 continuing operations
 before cumulative
 effect of change in
 accounting method,
 net....................    (252,285)    (249,805)    (249,801)   (669,762)    (729,013)    (730,603)
Income (loss) from
 discontinued
 operations, net of
 tax....................         --           --            (4)        --           --         1,590
Cumulative effect of
 change in accounting
 method, net of tax.....         --           --           --          --           --           --
                          ----------   ----------   ----------  ----------   ----------   ----------
Net income (loss).......  $ (252,285)  $ (249,805)  $ (249,805) $ (669,762)  $ (729,013)    (729,013)
                          ==========   ==========   ==========  ==========   ==========   ==========
Basic and diluted
 earnings (loss) per
 share..................
Loss from continuing
 operations.............  $    (1.01)  $    (1.00)  $    (1.00) $    (2.58)  $   (2.81)   $    (2.82)
Income (loss) from
 discontinued
 operations.............         --           --           --          --           --          0.01
Cumulative effect of
 change in accounting
 method.................         --           --           --          --           --           --
                          ----------   ----------   ----------  ----------   ----------   ----------
Net income (loss).......  $    (1.01)  $    (1.00)  $    (1.00) $    (2.58)  $    (2.81)  $    (2.81)
                          ==========   ==========   ==========  ==========   ==========   ==========

--------
(1) Financial data as previously reported in the Company's quarterly report on Form 10-Q for the period ended August 28, 1999.

(2) Financial data as previously reported in the Company's annual report on Form 10-K for the year ended February 27, 1999.

                     RITE AID CORPORATION AND SUBSIDIARIES

  During the third and fourth quarters of fiscal 2000, the Company incurred significant non-recurring charges. These included charges of $232,800 for litigation expenses, $63,300 for debt restructuring, $67,600 for sale of discontinued merchandise, and $49,800 for markdowns at retail stores.

24. Subsequent Events:

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

  In connection with the above refinancing on June 14, 2000, the Company exchanged $52,500 of its 5.50% fixed-rate senior notes due in December 2000 and $321,800 of its 6.70% notes due in December 2001 for $374,300 of 10.50% senior secured notes due September 2002. The Company entered into an agreement with certain banks under which they agreed to purchase $93,200 of the 10.50% senior secured notes due 2002 when the 5.5% notes become due in December 2000.

  The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The facility requires the Company to meet various financial ratios and limits its capital expenditures. These ratios and capital expenditure limits are subject to adjustment if PCS is sold. These covenants require the Company to maintain a minimum interest coverage ratio of .75:1 (.72:1 if PCS is sold) for the quarter ended August 26, 2000, increasing to 1.40:1 (1.40:1 if PCS is sold) for the four quarter period ending June 1, 2002 and a minimum fixed charge coverage ratio of .88:1 (.88:1 if PCS is sold) for the quarter ended August 26, 2000, increasing to 1.20:1 (1.19:1 if PCS is sold) for the four quarter period ending June 1, 2002. The Company also must maintain consolidated EBITDA (as defined in the senior secured credit facility) of no less than $104.0 million ($81.0 million if PCS is sold) for the quarter ended August 26, 2000, increasing to $894.0 million ($720.0 million if PCS is sold) for the quarter period ending June 1, 2002. In addition, capital expenditures are limited to $70.0 million ($64.0 million if PCS is sold) for the fiscal quarter ended August 26, 2000 and to $265.0 million ($243.0 million if PCS is sold) for the quarter period ending June 1, 2002.

  Also on June 14, 2000, the Company exchanged certain credit facility debt with a carrying amount of $284,820 for 51,785,434 shares of the Company's common stock at $5.50 per share and extended the maturity of its remaining $2,147,188 of bank debt to August 2002. As a result of the exchange of the credit facility debt, the Company is expected to record a gain of $11.4 million in the second quarter of 2001.

  On June 26, 2000 in a separate transaction, the Company exchanged a total of 17,779,000 shares of Rite Aid common stock for $177,790 principal amount of the 5.25% convertible subordinated notes due 2002. As a result of the exchange, the Company is expected to record a loss of $89.0 million in the second quarter of fiscal 2001.

  In the second quarter of fiscal 2001, the Company entered into interest rate swap agreements in order to reduce its exposure to floating rate debt. The contracts extend through June 2002 and effectively lock the rate on $1,000,000 of debt at 7.01% through the period.

                     RITE AID CORPORATION AND SUBSIDIARIES

25. Restatements of Financial Statements

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

  Subsequent to the restatements described in the preceeding paragraph, the Company determined that additional adjustments are required to correct errors in the previously issued financial statements. The adjustments consist of numerous items; however, the principal reasons and significant effects of the restatement on the accompanying financial statements from amounts previously reported in the 1999 Annual Report on Form 10-K are summarized as follows:

                           As of and for the fiscal    For the fiscal     As of
                                  year ended             year ended      March 1,
                              February 27, 1999       February 28, 1998    1997
                          --------------------------- ----------------- ----------
                                                                         Increase
                            Increase      Increase        Increase      (decrease)
                           (decrease)   (decrease) in   (decrease) in       in
                          in retained    results of      results of      retained
                            earnings    operations(1)   operations(1)    earnings
                          ------------  ------------- ----------------- ----------
Purchase accounting.....  $   (300,767)  $ (133,866)     $ (152,060)    $  (14,841)
Exit costs and
 impairment of operating
 and other assets.......      (210,319)      44,694        (141,237)      (113,776)
Accruals for operating
 expenses...............      (466,309)    (123,143)        (81,006)      (262,160)
Property, plant, and
 equipment..............      (506,210)    (110,435)       (246,223)      (149,552)
Inventory and cost of
 goods sold.............      (635,995)    (438,799)        (63,385)      (133,811)
Capital leases and sale-
 leaseback accounting...       (55,428)     (13,683)        (40,667)        (1,078)
Other...................      (163,965)     (28,869)        (31,097)      (103,999)
Income taxes............       727,163      237,933         263,614        225,616
                          ------------   ----------      ----------     ----------
Total...................  $ (1,611,830)  $ (566,168)     $ (492,061)    $ (553,601)
                          ============   ==========      ==========     ==========

--------
(1) Represents the effects of the restatement on previously reported amounts prior to the reclassification of the PBM segment as a discontinued operation.

  Subsequent to the filing of the Company's 2000 Annual Report on Form 10-K ("2000 Form 10-K"), the Company identified errors that had been made when processing the restatement adjustments described above. These errors affected the restated results for all annual and interim periods in the Company's 2000 Form 10-K, and resulted in a $1,582 net decrease in retained earnings as of February 26, 2000. Although the Company believes that the overall impact of these errors on its financial position as of February 26, 2000 is immaterial, because of the effect on certain previously reported annual and interim periods the Company has restated its financial statements from the amounts reported in its 2000 Form 10-K to reflect the following changes:

                     RITE AID CORPORATION AND SUBSIDIARIES

                           As of and for the fiscal   As of and for the fiscal   For the fiscal
                                  year ended                 year ended            year ended     As of March
                               February 26, 2000          February 27, 1999     February 28, 1998   1, 1997
                          --------------------------- ------------------------- ----------------- -----------
                            Increase      Increase     Increase     Increase        Increase       Increase
                          (decrease) in (decrease) in (decrease)  (decrease) in   (decrease) in   (decrease)
                            retained     results of   in retained  results of      results of     in retained
                            earnings    operations(1)  earnings   operations(1)   operations(1)    earnings
                          ------------- ------------- ----------- ------------- ----------------- -----------
Purchase accounting.....    $ 11,032      $    --      $  11,032    $     --        $ 11,032        $   --
Exit costs and
 impairment of operating
 and other assets.......      (4,513)      (19,596)       15,083        9,186         (8,800)        14,697
Accruals for operating
 expenses...............      13,356        17,525        (4,169)      (5,753)          (725)         2,309
Property, plant, &
 equipment..............     (22,165)       41,037       (63,202)     (90,431)        33,411         (6,182)
Inventory and cost of
 goods sold.............         260           260           --           --             --             --
Capital leases and sale
 leaseback accounting...       3,884        (3,884)        7,768        7,768            --             --
Other...................      (3,436)       (2,809)         (627)        (627)           --             --
Income taxes............         --        (22,520)       22,520       40,817        (13,967)        (4,330)
                            --------      --------     ---------    ---------       --------        -------
Total ..................    $ (1,582)     $ 10,013     $ (11,595)   $ (39,040)      $ 20,951        $ 6,494
                            ========      ========     =========    =========       ========        =======

--------
(1) Represents the effects of the restatement on previously reported amounts prior to the reclassification of the PBM segment as a discontinued operation.

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

Exit Costs and Impairment of Operating and Other Assets

  The restated financial statements reflect adjustments to appropriately recognize charges related to store closures in the period in which the decision, and ability, to close a store had been made. In addition, other charges not related to exiting stores and gains from the sale of certain assets that had previously been recorded as adjustments to the store exit liability have been reflected as income or expense in the period in which they were incurred or realized.

  Adjustments have also been made to record impairment charges for stores and other assets in the period in which the impairment occurred; and to change the method used to evaluate assets for impairment from a market level to an individual store level because this is the lowest level of independent cash flows ascertainable for purposes of measuring impairment.

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

                     RITE AID CORPORATION AND SUBSIDIARIES

Property, Plant, and Equipment

  The restated financial statements reflect adjustments to charge certain items previously capitalized to expense in the period in which they were incurred. Such items include certain costs for repairs and maintenance, interest, and internal software development. The adjustments also include increases in depreciation expense to reverse the effects of retroactive changes made to the useful lives of certain assets, to depreciate assets misclassified as construction in-progress, and to recognize depreciation expense in the appropriate periods.

Inventory and Cost of Goods Sold

  The restated financial statements reflect adjustments to inventory and cost of goods sold primarily to reverse unearned vendor allowances previously recorded as a reduction to cost of goods sold, to correctly apply the retail method of accounting, establish obsolescence reserves, recognize certain selling costs including promotional markdowns and shrink in the period in which they were incurred, recognize liabilities for inventory purchases in the appropriate periods, and reflect vendor allowances in the inventory balances.

Lease Obligations

  The restated financial statements reflect adjustments to recognize sale-leaseback transactions for certain stores as financing transactions. Such transactions had previously been accounted for as sales and the leasebacks were accounted for as operating leases. The adjustment to correct these items resulted in the reversal of the asset sales and the establishment of lease obligations as capital leases. In addition, adjustments were made to record certain leases that had previously been accounted for as operating leases.

  A summary of the effects of the restatement adjustments on the accompanying consolidated balance sheets and statements of operations is as follows:

                                                   February 26, 2000
                         ---------------------------------------------------------------------
                         As Previously
                          Reported in     Restatement                           As Restated
                         2000 Form 10-K Adjustments (1) Reclassifications (2) and Reclassified
                         -------------- --------------- --------------------- ----------------
CURRENT ASSETS:
  Cash..................  $   184,600      $     --          $   (4,843)         $  179,757
  Accounts receivable,
   net..................      756,182        10,285            (614,432)            152,035
  Inventories, net......    2,643,959           260            (171,782)          2,472,437
  Refundable income
   taxes................      147,599            --                  --             147,599
  Prepaid expenses and
   other current
   assets...............       73,130        (4,717)             (4,754)             63,659
                          -----------      --------          ----------          ----------
    Total current
     assets.............    3,805,470         5,828            (795,811)          3,015,487
                          -----------      --------          ----------          ----------
PROPERTY, PLANT AND
 EQUIPMENT, NET.........    3,629,919       (32,592)           (147,733)          3,449,594
GOODWILL AND OTHER
 INTANGIBLES............    3,131,070        (3,726)         (1,816,221)          1,311,123
OTHER ASSETS............      241,395         4,237              (2,733)            242,899
DEFERRED TAX ASSET......           --            --             146,916             146,916
NET NON-CURRENT ASSETS
 OF DISCONTINUED
 OPERATIONS.............           --            --           1,743,828           1,743,828
                          -----------      --------          ----------          ----------
   Total assets.........  $10,807,854      $(26,253)         $ (871,754)         $9,909,847
                          ===========      ========          ==========          ==========

--------
(1) Adjustments identified subsequent to the filing of the Company's 2000 Form 10-K.
(2) To reclassify the PBM segment as a discontinued operation and to reflect certain other reclassifications. See note 26.

                     RITE AID CORPORATION AND SUBSIDIARIES

                                                      February 26, 2000
                          -------------------------------------------------------------------------
                          As Previously
                           Reported in     Restatement                           As Restated
                          2000 Form 10-K Adjustments (1) Reclassifications (2) and Reclassified
                          -------------- --------------- --------------------- ----------------
CURRENT LIABILITIES:
  Short-term debt and
   current maturities of
   long-term debt.......   $   102,050      $     --           $      --          $  102,050
  Accounts payable......     1,771,198         2,645            (919,781)            854,062
  Sales and other taxes
   payable..............        35,053            --              (1,391)             33,662
  Income taxes payable..       127,691            --             (15,887)            111,804
  Accrued salaries,
   wages and other
   current liabilities..       876,425       (26,317)            (46,213)            803,895
  Net current
   liabilities of
   discontinued
   operations...........            --            --             390,053             390,053
                           -----------      --------           ---------          ----------
    Total current
     liabilities........     2,912,417       (23,672)           (593,219)          2,295,526
                           -----------      --------           ---------          ----------
CONVERTIBLE SUBORDINATED
 NOTES..................       649,986            --                  --             649,986
LONG-TERM DEBT LESS
 CURRENT MATURITIES.....     4,738,661            --                  --           4,738,661
CAPITAL LEASE
 OBLIGATIONS............     1,118,204            --               7,733           1,125,937
DEFERRED INCOME TAXES...        79,220            --             (79,220)                 --
OTHER NON-CURRENT
 LIABILITIES............       858,401        (3,582)           (207,048)            647,771
                           -----------      --------           ---------          ----------
   Total liabilities....    10,356,889       (27,254)           (871,754)          9,457,881
                           -----------      --------           ---------          ----------
REDEEMABLE PREFERRED
 STOCK..................        19,457            --                  --              19,457
STOCKHOLDERS' EQUITY:
  Preferred stock.......       308,250            --                  --             308,250
  Common stock..........       259,926            --                   1             259,927
  Additional paid-in
   capital..............     1,289,755         2,583                  (1)          1,292,337
  Accumulated deficit...    (1,420,235)       (1,582)                 --          (1,421,817)
  Deferred
   compensation.........        (6,188)           --                  --              (6,188)
                           -----------      --------           ---------          ----------
    Total stockholders'
     equity.............       431,508         1,001                  --             432,509
                           -----------      --------           ---------          ----------
    Total liabilities
     and stockholders'
     equity.............   $10,807,854      $(26,253)          $(871,754)         $9,909,847
                           ===========      ========           =========          ==========

--------
(1) Adjustments identified subsequent to the filing of the Company's 2000 Form 10-K.
(2) To reclassify the PBM segment as a discontinued operation and to reflect certain other reclassifications. See note 26.

                     RITE AID CORPORATION AND SUBSIDIARIES

                                                Year Ended February 26, 2000
                          -------------------------------------------------------------------------
                          As Previously
                           Reported in     Restatement                           As Restated
                          2000 Form 10-K Adjustments (1) Reclassifications (2) and Reclassified
                          -------------- --------------- --------------------- ----------------
REVENUES................   $14,681,442       $    --          $(1,342,495)       $13,338,947
COSTS AND EXPENSES:
  Cost of goods sold,
   including occupancy
   costs................    11,412,774       (20,000)          (1,150,397)        10,242,377
  Selling, general and
   administrative
   expenses.............     3,712,279       (14,489)            (118,929)         3,578,861
  Gain on sales of
   stores...............       (80,109)           --                   --            (80,109)
  Goodwill
   amortization.........        56,832            --              (32,375)            24,457
  Store closing and
   impairment charges...       163,185            --               (9,868)           153,317
  Interest expense......       520,336         1,956                5,867            528,159
  Share of loss from
   equity
   investments..........        11,893            --                3,288             15,181
                           -----------       -------          -----------        -----------
                            15,797,190       (32,533)          (1,302,414)        14,462,243
                           -----------       -------          -----------        -----------
  Income (loss) before
   income taxes and
   cumulative effect of
   accounting change....    (1,115,748)       32,533              (40,081)        (1,123,296)
INCOME TAX EXPENSE
 (BENEFIT)..............             8        22,520              (30,903)            (8,375)
                           -----------       -------          -----------        -----------
  Loss from continuing
   operations...........    (1,115,756)       10,013               (9,178)        (1,114,921)
INCOME FROM DISCONTINUED
 OPERATIONS, including
 income tax expense of
 $30,903................            --            --                9,178              9,178
CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE, net
 of income tax benefit
 of $18,200.............       (27,300)           --                   --            (27,300)
                           -----------       -------          -----------        -----------
  Net loss..............   $(1,143,056)      $10,013          $        --        $(1,133,043)
                           ===========       =======          ===========        ===========
BASIC AND DILUTED INCOME
 (LOSS) PER SHARE
  Loss from continuing
   operations...........   $     (4.34)      $  0.04          $     (0.04)       $     (4.34)
  Income from
   discontinued
   operations...........            --            --                 0.04               0.04
  Cumulative effect of
   accounting change,
   net..................         (0.11)           --                   --              (0.11)
                           -----------       -------          -----------        -----------
  Net loss per share....   $     (4.45)      $  0.04          $        --        $     (4.41)
                           ===========       =======          ===========        ===========

--------
(1) Adjustments identified subsequent to the filing of the Company's 2000 Form 10-K.
(2) To reclassify the PBM segment as a discontinued operation and to reflect certain other reclassifications. See note 26.

                     RITE AID CORPORATION AND SUBSIDIARIES

                                                              February 27, 1999
                         -------------------------------------------------------------------------------------------
                                         Restatement
                                         Adjustments  Restated as
                                        as Previously Previously
                         As Previously    Reported    Reported in     Further                           As Restated
                          Reported in   in 2000 Form   2000 Form    Restatement                             and
                         1999 Form 10-K     10-K         10-K     Adjustments (1) Reclassifications (2) Reclassified
                         -------------- ------------- ----------- --------------- --------------------- ------------
CURRENT ASSETS:
 Cash...................  $    82,949     $   4,362   $    87,311    $    --           $   (2,789)       $   84,522
 Accounts receivable,
  net...................      749,606      (106,417)      643,189       9,799            (581,060)           71,928
 Inventories, net.......    2,893,143      (246,157)    2,646,986         --              (28,751)        2,618,235
 Prepaid expenses and
  other current
  assets................       76,653       (21,525)       55,128     (12,709)            (16,092)           26,327
                          -----------     ---------   -----------    --------          ----------        ----------
   Total current
    assets..............    3,802,351      (369,737)    3,432,614     (2,910)            (628,692)        2,801,012
                          -----------     ---------   -----------    --------          ----------        ----------
PROPERTY, PLANT AND
 EQUIPMENT, NET.........    2,868,053       777,046     3,645,099     (80,485)           (236,115)        3,328,499
GOODWILL AND OTHER
 INTANGIBLES............    3,547,463      (224,604)    3,322,859      15,083          (1,874,499)        1,463,443
OTHER ASSETS............      203,874       (91,906)      111,968      18,717             129,973           260,658
DEFERRED TAX ASSET......          --            --            --       22,521             148,843           171,364
NET NON-CURRENT ASSETS
 OF DISCONTINUED
 OPERATIONS.............          --            --            --          --            1,753,475         1,753,475
                          -----------     ---------   -----------    --------          ----------        ----------
   Total assets.........  $10,421,741     $  90,799   $10,512,540    $(27,074)         $ (707,015)       $9,778,451
                          ===========     =========   ===========    ========          ==========        ==========

--------
(1) Adjustments identified subsequent to the filing of the Company's 2000 Form 10-K.
(2) To reclassify the PBM Segment as a discontinued operation and to reflect certain other reclassifications. See note 26.

                     RITE AID CORPORATION AND SUBSIDIARIES

                                                               February 27, 1999
                          --------------------------------------------------------------------------------------------
                                          Restatement
                                          Adjustments  Restated as
                                         as Previously Previously
                          As Previously    Reported     Reported        Further                           As Restated
                           Reported in      in 2000      in 2000      Restatement                             and
                          1999 Form 10-K   Form 10-K    Form 10-K   Adjustments (1) Reclassifications (2) Reclassified
                          -------------- ------------- -----------  --------------- --------------------- ------------
CURRENT LIABILITIES:
 Short-term debt and
  current maturities of
  long-term debt........   $ 1,550,211    $    52,100  $ 1,602,311     $    --            $ (31,522)       $1,570,789
 Accounts payable.......     1,455,516        332,700    1,788,216       (2,075)           (650,921)        1,135,220
 Sales and other taxes
  payable...............        34,464           (520)      33,944          --                 (981)           32,963
 Income taxes payable...       246,833       (136,049)     110,784          --               (2,888)          107,896
 Deferred income
  taxes.................           --          28,045       28,045          --                1,630            29,675
 Accrued salaries,
  wages and other
  current liabilities...       403,454        253,786      657,240      (14,031)             57,503           700,712
 Net current
  liabilities of
  discontinued
  operations............           --             --           --           --              115,872           115,872
                           -----------    -----------  -----------     --------           ---------        ----------
   Total current
    liabilities.........     3,690,478        530,062    4,220,540     (16,106)            (511,307)        3,693,127
                           -----------    -----------  -----------     --------           ---------        ----------
CONVERTIBLE SUBORDINATED
 NOTES..................       649,991            --       649,991          --                  --            649,991
LONG-TERM DEBT LESS CUR-
 RENT MATURITIES........     2,584,255        (31,964)   2,552,291          --               31,522         2,583,813
CAPITAL LEASE
 OBLIGATIONS............        69,994      1,040,184    1,110,178          --                7,733         1,117,911
DEFERRED INCOME TAXES...       138,327        (57,013)      81,314          --              (81,314)              --
OTHER NONCURRENT
 LIABILITIES............       311,405        212,677      524,082          --             (153,649)          370,433
                           -----------    -----------  -----------     --------           ---------        ----------
   Total liabilities....     7,444,450      1,693,946    9,138,396      (16,106)           (707,015)        8,415,275
                           -----------    -----------  -----------     --------           ---------        ----------
REDEEMABLE PREFERRED
 STOCK..................        23,559            --        23,559          --                  --             23,559
STOCKHOLDERS' EQUITY:
 Common stock...........       258,862             (1)     258,861          --                  --            258,861
 Additional paid-in
  capital...............     1,360,219          9,159    1,369,378          627                 --          1,370,005
 Retained earnings
  (deficit).............     1,334,651     (1,611,830)    (277,179)     (11,595)                --           (288,774)
 Accumulated other
  comprehensive
  income................           --            (475)        (475)         --                  --               (475)
                           -----------    -----------  -----------     --------           ---------        ----------
   Total stockholders'
    equity..............     2,953,732     (1,603,147)   1,350,585      (10,968)                --          1,339,617
                           -----------    -----------  -----------     --------           ---------        ----------
   Total liabilities and
    stockholders'
    equity..............   $10,421,741    $    90,799  $10,512,540     $(27,074)          $(707,015)       $9,778,451
                           ===========    ===========  ===========     ========           =========        ==========

--------
(1) Adjustments identified subsequent to the filing of the Company's 2000 Form 10-K.
(2) To reclassify the PBM Segment as a discontinued operation and to reflect certain other reclassifications. See note 26.

                     RITE AID CORPORATION AND SUBSIDIARIES

                                                         Year Ended February 27, 1999
                          -------------------------------------------------------------------------------------------
                                         Restatement
                                         Adjustments  Restated as
                          As Previously as Previously Previously
                            Reported      Reported    Reported in      Further                           As Restated
                             in 1999    in 2000 Form   2000 Form     Restatement                             and
                            Form 10-K       10-K         10-K      Adjustments (1) Reclassifications (2) Reclassified
                          ------------- ------------- -----------  --------------- --------------------- ------------
REVENUES................   $12,731,900   $   50,990   $12,782,890     $    --            $(344,448)      $12,438,442
COSTS AND EXPENSES:
  Costs of goods sold,
   including occupancy
   costs................     9,396,432      347,403     9,743,835          --             (332,235)        9,411,600
  Selling, general and
   administrative
   expenses.............     2,639,739      504,395     3,144,134       79,230             (27,570)        3,195,794
  Goodwill
   amortization.........        44,090      (14,863)       29,227          --               (3,172)           26,055
  Store closing and
   impairment charges...       257,336      (64,785)      192,551          --                  --            192,551
  Interest expense......       194,733       82,493       277,226          627                (219)          277,634
  Share of loss from
   equity investments...           --           448           448          --                  --                448
                           -----------   ----------   -----------     --------           ---------       -----------
                            12,532,330      855,091    13,387,421       79,857            (363,196)       13,104,082
                           -----------   ----------   -----------     --------           ---------       -----------
  Income (loss) before
   income taxes.........       199,570     (804,101)     (604,531)     (79,857)             18,748          (665,640)
INCOME TAX EXPENSE
 (BENEFIT)..............        55,884     (237,933)     (182,049)     (40,817)              5,925          (216,941)
                           -----------   ----------   -----------     --------           ---------       -----------
  Income (loss) from
   continuing
   operations...........       143,686     (566,168)     (422,482)     (39,040)             12,823          (448,699)
  Loss from discontinued
   operations, including
   income tax benefit of
   $5,925...............           --           --            --           --             (12,823)          (12,823)
                           -----------   ----------   -----------     --------           ---------       -----------
  Net income (loss).....   $   143,686   $ (566,168)  $  (422,482)    $(39,040)          $     --        $ (461,522)
                           ===========   ==========   ===========     ========           =========       ===========
BASIC AND DILUTED INCOME
 (LOSS) PER SHARE
  Income (loss) from
   continuing
   operations...........   $      0.55   $    (2.19)  $     (1.64)    $  (0.15)          $    0.05       $     (1.74)
  Loss from discontinued
   operations...........           --           --            --           --                (0.05)            (0.05)
                           -----------   ----------   -----------     --------           ---------       -----------
  Net income (loss) per
   share................   $      0.55   $    (2.19)  $     (1.64)    $  (0.15)          $     --        $     (1.79)
                           ===========   ==========   ===========     ========           =========       ===========

--------
(1) Adjustments identified subsequent to the filing of the Company's 2000 Form 10-K.
(2) To reclassify the PBM Segment as a discontinued operation and to reflect certain other reclassifications. See note 26.

                     RITE AID CORPORATION AND SUBSIDIARIES

                                                         Year Ended February 28, 1998
                          -------------------------------------------------------------------------------------------
                                         Restatement
                                         Adjustments  Restated as
                          As Previously as Previously Previously
                           Reported in    Reported    Reported in      Further                           As Restated
                               1999     in 2000 Form   2000 Form     Restatement                             and
                            Form 10-K       10-K         10-K      Adjustments (1) Reclassifications (2) Reclassified
                          ------------- ------------- -----------  --------------- --------------------- ------------
REVENUES................   $11,375,105   $  158,318   $11,533,423      $   --            $(180,786)      $11,352,637
COSTS AND EXPENSES:
  Costs of goods sold,
   including occupancy
   costs................     8,290,888      312,430     8,603,318          --             (207,079)        8,396,239
  Selling, general and
   administrative
   expenses.............     2,375,636      459,759     2,835,395      (34,918)             (4,135)        2,796,342
  Gain on sales of
   stores...............           --       (52,261)      (52,261)         --                 (360)          (52,621)
  Goodwill
   amortization.........        36,452       (9,972)       26,480          --                 (311)           26,169
  Store closing and
   impairment charges...           --       148,560       148,560          --                  --            148,560
  Interest expense......       159,752       49,400       209,152          --                  --            209,152
  Share of loss from
   equity investments...           --         1,886         1,886          --                  --              1,886
                           -----------   ----------   -----------      -------           ---------       -----------
                            10,862,728      909,802    11,772,530      (34,918)           (211,885)       11,525,727
                           -----------   ----------   -----------      -------           ---------       -----------
  Income (loss) before
   income taxes.........       512,377     (751,484)     (239,107)      34,918              31,099          (173,090)
INCOME TAX EXPENSE
 (BENEFIT)..............       206,507     (259,423)      (52,916)      13,967              10,885           (28,064)
                           -----------   ----------   -----------      -------           ---------       -----------
  Income (loss) from
   continuing
   operations...........       305,870     (492,061)     (186,191)      20,951              20,214          (145,026)
  Loss from discontinued
   operations, including
   income tax benefit of
   $10,885..............           --           --            --           --              (20,214)          (20,214)
                           -----------   ----------   -----------      -------           ---------       -----------
  Net income (loss).....   $   305,870   $ (492,061)  $  (186,191)     $20,951           $     --        $  (165,240)
                           ===========   ==========   ===========      =======           =========       ===========
BASIC AND DILUTED INCOME
 (LOSS) PER SHARE
  Income (loss) from
   continuing
   operations...........   $      1.22   $    (1.96)  $     (0.74)     $  0.08           $    0.08       $     (0.58)
  Loss from discontinued
   operations...........           --           --            --           --                (0.08)            (0.08)
                           -----------   ----------   -----------      -------           ---------       -----------
  Net income (loss) per
   share................   $      1.22   $    (1.96)  $     (0.74)     $  0.08           $     --        $     (0.66)
                           ===========   ==========   ===========      =======           =========       ===========

--------
(1) Adjustments identified subsequent to the filing of the Company's 2000 Form 10-K.
(2) To reclassify the PBM Segment as a discontinued operation and to reflect certain other reclassifications. See note 26.

26. Discontinued Operations

  On July 12, 2000, the Company announced that it had entered into an agreement to sell PCS, its PBM segment, to Advance Paradigm, Inc. for $1.0 billion. The sale was consummated on October 2, 2000. The selling price of PCS consisted of $675,000 in cash; $200,000 in principal amount of Advance Paradigm's unsecured 10 year senior subordinated notes (with warrants attached) and $125,000 in liquidation preference of Advance Paradigm's 11% Series A Preferred Stock. The senior subordinated notes bear interest at the rate of 11% per annum for the first 18 months after their date of issuance (October 2, 2000), 12% for the next six months and 13% thereafter until maturity. The warrants attached to the senior subordinated notes are not exercisable for the first 24 months after the date the senior subordinated notes are issued. Once exercisable, they will be transferable separately from the senior subordinated notes and entitle the holders collectively to purchase, for $20 per share, 780,000 shares of Advance Paradigm's Class A Common Stock (subject to adjustment for certain dilutive events). The senior subordinated notes may be prepaid by Advance Paradigm in whole at any time; however, if

                     RITE AID CORPORATION AND SUBSIDIARIES
less than the entire outstanding principal amount is prepaid not more than an aggregate of $75,000 principal amount may be prepaid from the date of issuance. Upon any prepayment prior October 2, 2002, a ratable portion of the warrants attached to the senior subordinated notes will expire. The fair value of the senior subordinated notes is estimated at 75% of their principal amount. The fair value of the Series A Preferred Stock is estimated at its stated value. The Company is in the process of obtaining an appraisal to determine the fair value of the Series A Preferred Stock and warrants at the consummation date.

  Commencing on January 30, 2001 and until Advance Paradigm's stockholders approve the issuance of Class B Common Stock upon conversion of the Series A Preferred Stock, the Series A Preferred Stock will pay quarterly dividends, solely in additional shares of Series A Preferred Stock, at the rate of 11% per annum for the first six months, 13% for the next six months and 16% thereafter. Upon approval by
Advance Paradigm's stockholders, the Series A Preferred Stock will be convertible, at Rite Aid's option, at $20 per share (subject to adjustment for certain dilutive events), into shares of Class B Common Stock of Advance Paradigm, Inc. (which are convertible into shares of Class A Common Stock which is publicly traded). Once converted, Class B Common Stock will be entitled to share ratably with the Class A Common Stock in dividends declared. Holders of the Class A Preferred Stock (and of the Class B Common Stock issuable upon its conversion) have the right to elect two members of Advance Paradigm's board of directors.

  The Company has the right to cause Advance Paradigm to register the senior subordinated notes (and the attached warrants and the shares issuable upon exercise of the warrants) and the Series A Preferred Stock (and if converted, the shares issued upon conversion) for sale under the Securities Act of 1933. The Company has agreed not to sell more than 50% of the shares of Series A Preferred Stock (and the shares into which it may be converted) for a period of 24 months from their date of issuance unless the stockholders of Advance Paradigm, Inc. do not approve its conversion into Class B Common Stock by January 30, 2001 or unless the market price of Advance Paradigm's Class A Common Stock averages $40 per share for 20 consecutive trading days after April 2, 2001.

  The Company applied $575,000 of the proceeds to the outstanding balance of the PCS facility and the PCS facility released exchange debt and pledged the Series A Preferred Stock (and all securities issuable upon its conversion) and the senior subordinated notes to the lenders under the PCS credit facility and RCF credit facility to secure the Company's obligations thereunder. The Company is required to use any net proceeds received from any sale of those securities to further repay the then outstanding balance of the PCS credit facility and, if repaid in full, to repay the then outstanding balance of the RCF credit facility.

  The PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of the PBM segment are reflected separately from the results of continuing operations. The estimated loss on the disposal of the PBM segment, subject to closing adjustments and final determination of fair value of the Series A Preferred Stock and warrants, after income tax expense is $334,763 (unaudited), which consists of an estimated loss on disposal, estimated transaction expenses and net operating income through the date the sale is consummated. In the first quarter of fiscal 2001 ended May 27, 2000, the Company recorded a loss of $303,330 (unaudited) and in the second quarter of fiscal 2001 ended August 26, 2000, an additional loss of $31,433 (unaudited) will be recorded due to changes in estimates. Additionally, as a result of the decision to discontinue the operations of the Company's PBM segment, the Company recorded an increase to the tax valuation allowance and income tax expense of $146,916 (unaudited) in the first quarter of fiscal 2001.

                     RITE AID CORPORATION AND SUBSIDIARIES

  Summarized operating results of the PBM segment for the years ended February 26, 2000, February 27, 1999 and February 28, 1998 are as follows:

                                                       Year Ended
                                         --------------------------------------
                                         February 26, February 27, February 28,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   Net sales...........................   $1,342,495    $344,448     $180,786
   Income (loss) from operations before
    income tax expense.................       40,081     (18,748)     (31,099)
   Income tax expense (benefit)........       30,903      (5,925)     (10,885)
                                          ----------    --------     --------
   Income (loss) from discontinued
    operations.........................   $    9,178    $(12,823)    $(20,214)
                                          ==========    ========     ========

  Summarized balance sheet data of discontinued operations is as follows:

                                                         February    February
                                                         26, 2000    27, 1999
                                                        ----------  ----------
Net current liabilities:
  Cash and cash equivalents............................ $    4,843  $    2,789
  Accounts and other receivables, net..................    614,432     581,060
  Other currents assets................................     42,707      35,217
  Claims and rebates payable...........................   (924,951)   (654,634)
  Other current liabilities............................   (127,084)    (80,304)
                                                        ----------  ----------
                                                        $ (390,053) $ (115,872)
                                                        ==========  ==========
Net non-current assets:
  Property and equipment, net.......................... $  147,733  $  117,115
  Goodwill and intangibles, net........................  1,816,221   1,874,499
  Noncurrent liabilities...............................   (220,126)   (238,139)
                                                        ----------  ----------
                                                                    $1,753,475
                                                        $1,743,828
                                                        ==========  ==========

Acquisition of Discontinued Operations

  On January 22, 1999, the Company purchased PCS, a pharmacy benefits management subsidiary of Eli Lilly and Company. Total consideration was $1.5 billion, with $1.3 billion financed via commercial paper and $200 million paid in cash. The PCS acquisition was accounted for using the purchase method. In accordance with APB Opinion No. 16, the Company has recorded the assets and liabilities of PCS at the date of acquisition at their fair values. The excess of the cost of PCS over the fair value of the acquired assets and liabilities of $1,286,089 has been recorded as goodwill.

Intangible Assets of Discontinued Operations

                                                         February   February 27,
                                                         26, 2000       1999
                                                        ----------  ------------
   Goodwill............................................ $1,298,520   $1,298,520
   Prescription files and customer lists...............    434,100      434,100
   Trade name..........................................    113,100      113,100
   Internally developed software.......................     21,900       21,900
   Assembled workforce.................................     13,400       13,400
                                                        ----------   ----------
                                                         1,881,020    1,881,020
   Accumulated amortization............................    (64,799)      (6,521)
                                                        ----------   ----------
                                                        $1,816,221   $1,874,499
                                                        ==========   ==========

                     RITE AID CORPORATION AND SUBSIDIARIES

  At acquisition, the Company determined that the estimated useful life of the goodwill recorded with the PCS acquisition is primarily indeterminate and likely exceeded 40 years. This estimate was based upon a review of the anticipated future cash flows and other factors the Company considered in determining the amount that it was willing to incur for the purchase of PCS. Additionally, management found no persuasive evidence that any material portion of these intangible assets would be depleted in less than 40 years. Accordingly, the Company amortizes goodwill over the maximum allowable period of 40 years on a straight-line basis.

  The value of the PCS trade name is being amortized over its estimated useful life of 40 years. The value of the customer base and pharmacy network acquired in the purchase of PCS are being amortized over their estimated lives of 30 years. The value of assembled workforce and internally developed software acquired are being amortized over their useful lives of six and five years, respectively.

Impairment of Long-Lived Assets

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

Revenue Recognition of Discontinued Operations

  Revenues are recognized from claims processing fees when the related claims are adjudicated and approved for payment. Certain of the agreements require the customers to pay a fee per covered member rather than a fee per claim. These fees are recognized monthly based upon member counts provided by the customers. Revenue from manufacturer programs is recognized when claims eligible for rebate are adjudicated by the Company. The customer portion of rebates collected is not included in revenue, and correspondingly payments of rebates to customers are not included in expenses. Mail order program revenue is recognized when prescriptions are shipped.

Commitments and Contingencies of Discontinued Operations

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

                     RITE AID CORPORATION AND SUBSIDIARIES

  PCS Customer Contracts

  The PBM Segment enters into risk contracts with certain customers. These contracts provide that the Company assume varying percentages of the risk associated with claims experience differing from fixed fee arrangements under managed care programs. In addition, the Company, in certain limited circumstances, guarantees a specific amount of savings for certain customers. Included in other current liabilities of discontinued operations in the accompanying consolidated balance sheets are management's estimates of the amounts required to cover losses incurred under such contracts.

  Employment Agreements

  Certain officers of PCS were provided with a financial incentive to remain at the Company. Under this retention incentive program, the participating officers vest annually in the financial benefits through January 22, 2002. The value of the benefits is determined based upon the Rite Aid stock price during the vesting period, but is not to be less than an established floor value. The Company recognized compensation expense under this program of $7,137 in fiscal 2000 and $706 in fiscal 1999. In the event of a change in control of PCS, the participating officers immediately become fully vested in the program's benefits.

  See note 14 for retirement plan information related to the PBM segment.

                     RITE AID CORPORATION AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the years ended February 26, 2000, February 27, 1999 and February 28, 1998
                            (dollars in thousands)


Allowances deducted from             Additions  Additions
accounts receivable       Balance at Charged to  Charged              Balance at
for estimated             Beginning  Costs and  to Other                End of
uncollectible amounts:    Of Period   Expenses  Accounts   Deductions   Period
------------------------  ---------- ---------- ---------  ---------- ----------
Year ended February 26,
 2000...................   $30,296    $21,268     $ --      $16,193    $35,371
Year ended February 27,
 1999 (b)...............    47,268     15,916       --       32,888     30,296
Year ended February 28,
 1998 (b)...............    31,758     27,976       800(a)   13,266     47,268

--------
(a) Allowance for estimated uncollectible accounts acquired from Harco, Inc. and K&B, Incorporated on August 27, 1997.
(b) As restated, see note 25 to the consolidated financial statements.

                                  EXHIBIT 12

                     RITE AID CORPORATION AND SUBSIDIARIES

    STATEMENT REGARDING COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

    YEARS ENDED FEBRUARY 26, 2000, FEBRUARY 27, 1999 AND FEBRUARY 28, 1998
                            (dollars in thousands)

                               Year Ended       Year Ended       Year Ended
                              February 26,     February 27,     February 28,
                                  2000             1999             1998
                            (as restated)(3) (as restated)(3) (as restated)(3)
                            ---------------- ---------------- ----------------
Fixed Charges:
Interest Expense...........   $    528,159      $  277,634       $  209,152
Interest Portion of Net
 Rental Expense(1).........        146,852         139,104          121,694
                              ------------      ----------       ----------
Fixed Charges Before
 Capitalized Interest and
 Preferred Stock Dividend
 Requirements..............        675,011         416,738          330,846
Preferred Stock Dividend
 Requirement(2)............         15,554             965              --
Capitalized Interest.......          5,292           7,069            4,102
                              ------------      ----------       ----------
  Total Fixed Charges......   $    695,857      $  424,772       $  334,948
                              ------------      ----------       ----------
Earnings:
Loss From Continuing
 Operations Before Income
 Taxes and Cumulative
 Effect of Accounting
 Change....................   $ (1,123,296)     $ (665,040)      $ (173,090)
Fixed Charges Before
 Capitalized Interest......        690,565         417,703          330,846
                              ------------      ----------       ----------
  Total Adjusted Earnings..       (432,731)       (247,337)         157,756
                              ------------      ----------       ----------
Earnings to Fixed Charges,
 Deficiency................   $ (1,128,508)     $ (672,109)      $ (177,192)
                              ============      ==========       ==========

--------
(1) The Interest Portion of Net Rental Expense is estimated to be equal to one-third of the minimum rental expense for the period.
(2) The Preferred Stock Dividend Requirement is computed as the pre-tax earnings that would be required to cover preferred stock dividends.
(3) See note 25 of the notes to consolidated financial statements.