Form 10-Q/A
period 2000-05-27
RITE AID CORP
filed 2000-10-11
CIK 84129

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
 Explanatory Statement...................................................    1
 Cautionary Statement Regarding Forward-Looking Statements...............    1

                         PART I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements:
            Condensed Consolidated Balance Sheets as of May 27, 2000 and
         February 26, 2000..............................................     2
         Condensed Consolidated Statements of Operations for the
          Thirteen Weeks Ended May 27, 2000 and May 29, 1999............     3
         Condensed Consolidated Statements of Cash Flows for the
          Thirteen Weeks Ended May 27, 2000 and May 29, 1999............     4
         Notes to Condensed Consolidated Financial Statements...........     5
         Management's Discussion and Analysis of Financial Condition and
 ITEM 2.  Results of Operations.........................................    16
 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....    33

                           PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings..............................................    35
 ITEM 2. Changes in Securities and Use of Proceeds......................    37
 ITEM 3. Defaults Upon Senior Securities................................    37
 ITEM 4. Submission of Matters to a Vote of Security Holders............    37
 ITEM 5. Other Information..............................................    37
 ITEM 6. Exhibits and Reports on Form 8-K...............................    38

                             EXPLANATORY STATEMENT

  After filing its Form 10-K for the 2000 fiscal year and its Form 10-Q for the thirteen weeks ended May 27, 2000, Rite Aid initiated the process of posting the $1.6 billion of restatement adjustments previously reported to the company's detailed books and records for each of the periods presented in its Form 10-K for the 2000 fiscal year. As a result of this process, certain additional adjustments having a cumulative effect on retained earnings of $1.6 million at February 26, 2000, were made to the financial statements for fiscal years 2000, 1999 and 1998. Although the overall impact of these adjustments on Rite Aid's financial position as of February 26, 2000 and May 27, 2000 is immaterial, the company further restated the financial statements included in its amended Form 10-K for the 2000 fiscal year because of their effects on certain previously reported annual and interim periods. The cumulative effect of these further restatements is to increase Rite Aid's accumulated deficit at February 26, 2000 by $1.6 million, from $1,420.2 million to $1,421.8 million, an adjustment of 0.11%. The adjustments also increase (decrease) Rite Aid's previously reported net losses for fiscal years 2000, 1999 and 1998 by ($10.0) million, $39.0 million and ($21.0) million, respectively, resulting in restated net losses of $1,133.0 million, $461.5 million and $165.2 million, respectively. The adjustments increase Rite Aid's accumulated deficit at May 27, 2000 by $1.6 million, from $2,115.6 million to $2,117.2 million and decrease Rite Aid's reported net loss for the thirteen weeks ended May 29, 1999 by $39.7 million from $43.8 million to $4.1 million.

  The information contained in this amended Form 10-Q is as of July 18, 2000, except for the information relating to the sale of PCS and the further restatement of the consolidated financial statements for fiscal years 2000, 1999 and 1998, which has been updated through October 2, 2000. This amended Form 10-Q should be read in conjunction with the Form 10-Q for the second quarter of fiscal 2001, which has been filed as an exhibit to this Form 10-Q/A and is incorporated by reference herein.

  For additional information, see note 10 to the condensed consolidated financial statements.

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

  Rite Aid undertakes no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. The company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Future Results" included in our Annual Report on Form 10-K/A for the fiscal year ended February 26, 2000 ("the Fiscal 2000 10-K/A"), which was filed with the Securities and Exchange Commission on October 11, 2000, and is available on the SEC's website at www.sec.gov.

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                 May 27, 2000
                                                     (as
                                                  restated,
                                                 see note 10) February 26, 2000
                                                 ------------ -----------------
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................  $  114,917     $  179,757
  Accounts receivable, net......................     126,360        152,035
  Inventories, net..............................   2,612,300      2,472,437
  Prepaid expenses and other current assets.....     133,132        211,258
                                                  ----------     ----------
    Total current assets........................   2,986,709      3,015,487
                                                  ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, NET..............   3,400,369      3,449,594
GOODWILL AND OTHER INTANGIBLES..................   1,279,296      1,311,123
NET NON-CURRENT ASSETS OF DISCONTINUED
 OPERATIONS.....................................   1,403,677      1,743,828
DEFERRED TAX ASSET..............................         --         146,916
OTHER ASSETS....................................     268,633        242,899
                                                  ----------     ----------
    Total assets................................  $9,338,684     $9,909,847
                                                  ==========     ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Short-term debt, current maturities of long-
   term debt and lease financing obligations....  $   81,850     $  102,050
  Accounts payable..............................     924,309        854,062
  Other current liabilities.....................     977,669        949,361
  Net current liabilities of discontinued
   operations...................................     413,627        390,053
                                                  ----------     ----------
    Total current liabilities...................   2,397,455      2,295,526
                                                  ----------     ----------
CONVERTIBLE SUBORDINATED NOTES..................     649,986        649,986
LONG-TERM DEBT, LESS CURRENT MATURITIES.........   4,697,650      4,738,661
LEASE FINANCING OBLIGATIONS, LESS CURRENT
 MATURITIES.....................................   1,116,741      1,125,937
OTHER NONCURRENT LIABILITIES....................     701,082        647,771
                                                  ----------     ----------
    Total liabilities...........................   9,562,914      9,457,881
                                                  ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 8)..........

REDEEMABLE PREFERRED STOCK......................      19,457         19,457
STOCKHOLDERS' EQUITY (DEFICIT):
  PREFERRED STOCK, par value $1 per share.......     314,211        308,250
  COMMON STOCK, par value $1 per share..........     260,107        259,927
  ADDITIONAL PAID-IN CAPITAL....................   1,303,371      1,292,337
  ACCUMULATED DEFICIT...........................  (2,117,188)    (1,421,817)
  DEFERRED COMPENSATION.........................      (4,188)        (6,188)
                                                  ----------     ----------
    Total stockholders' equity (deficit)........    (243,687)       432,509
                                                  ----------     ----------
    Total liabilities and stockholders' equity
     (deficit)..................................  $9,338,684     $9,909,847
                                                  ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                           Thirteen Weeks Ended
                                                               May 29, 1999
                                      Thirteen Weeks Ended    (as restated,
                                          May 27, 2000         see note 10)
                                      -------------------- --------------------
REVENUES.............................      $3,442,186           $3,354,621
COSTS AND EXPENSES:
 Cost of goods sold, including
  occupancy costs....................       2,657,927            2,500,279
 Selling, general and administrative
  expenses...........................         838,085              730,778
 Goodwill amortization...............           6,074                6,168
 Interest expense....................         171,641               98,232
 Store closing and impairment
  charges............................          15,879               28,238
 Share of loss from equity
  investment.........................          11,574                  --
                                           ----------           ----------
                                            3,701,180            3,363,695
                                           ----------           ----------
  Loss from continuing operations
   before income taxes and cumulative
   effect of change in accounting
   method............................        (258,994)              (9,074)
INCOME TAX EXPENSE (BENEFIT).........         144,382              (28,959)
                                           ----------           ----------
  (Loss) income from continuing
   operations........................        (403,376)              19,885
DISCONTINUED OPERATIONS:
  Income from discontinued operations
   (including income tax expense of
   $13,846 and $14,951)..............          11,335                3,345
  Estimated loss on disposal of PBM
   segment (including tax expense of
   $22,750)..........................        (303,330)                 --
CUMULATIVE EFFECT OF AN ACCOUNTING
 CHANGE, NET OF TAX OF $18,200.......             --               (27,300)
                                           ----------           ----------
  Net loss...........................      $ (695,371)          $   (4,070)
                                           ==========           ==========
BASIC AND DILUTED (LOSS) INCOME PER
 SHARE:
 (Loss) income from continuing
  operations.........................      $    (1.57)          $      .08
 (Loss) income from discontinued
  operations.........................           (1.12)                 .01
 Cumulative effect of accounting
  change, net........................             --                  (.11)
                                           ----------           ----------
 Net loss per share..................      $    (2.69)          $     (.02)
                                           ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                                    Thirteen
                                                                   Weeks Ended
                                                                       May
                                                        Thirteen    29, 1999
                                                       Weeks Ended     (as
                                                         May 27,    restated,
                                                          2000     see note 10)
                                                       ----------- -----------
OPERATING ACTIVITIES:
  Net loss............................................  $(695,371)  $ (4,070)
  Income from discontinued operations.................    (11,335)    (3,345)
  Loss on disposal of discontinued operations.........    303,330        --
                                                        ---------   --------
  Loss from continuing operations.....................   (403,376)    (7,415)
  Cumulative effect of a change in accounting method..        --      27,300
  Depreciation and amortization.......................     91,684     75,594
  Store closing and impairment charges................     15,879     28,238
  Changes in operating assets and liabilities, net of
   acquisitions.......................................    286,356   (162,866)
                                                        ---------   --------
NET CASH USED IN CONTINUING OPERATIONS................     (9,457)   (39,149)
                                                        ---------   --------
CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS........     37,149     43,872
                                                        ---------   --------
INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment......    (18,862)  (141,185)
  Purchase of business, net of cash acquired..........        --     (24,454)
  Intangible assets acquired..........................     (1,131)   (31,308)
                                                        ---------   --------
NET CASH USED IN INVESTING ACTIVITIES.................    (19,993)  (196,947)
                                                        ---------   --------
FINANCING ACTIVITIES:
  Principal payments on long-term debt................    (70,407)    (9,741)
  Net (payments) proceeds of commercial paper
   borrowings.........................................   (192,000)   212,037
  Net proceeds from bank loans........................    192,000        --
  Proceeds from issuance of stock.....................        180         42
  Cash dividends paid.................................       (373)   (29,964)
  Other financing activities, net.....................     (1,939)     6,688
                                                        ---------   --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...    (72,539)   179,062
                                                        ---------   --------
DECREASE IN CASH AND CASH EQUIVALENTS.................    (64,840)   (13,162)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......    179,757     84,522
                                                        ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $ 114,917   $ 71,360
                                                        =========   ========

     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)
                                  (unaudited)

1. Basis of Presentation

  The accompanying financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has not been included in this report; however, such information reflects all adjustments (consisting primarily of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 27, 2000 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Fiscal 2000 10-K/A filed with the SEC.

2. Results of Operations and Financing

  During the thirteen-week periods ended May 27, 2000, and May 29, 1999, the Company incurred net losses of $695,371 and $4,070, respectively, and during the thirteen-week period ended May 27, 2000, net cash used in continuing operations was $9,457. Additionally, during fiscal years 2000, 1999 and 1998, the Company incurred net losses of $1,133,043, $461,522 and $165,240, respectively. The Company obtained various loan covenant waivers and/or modifications, and refinanced or extended maturity dates from certain of its lenders. In addition, the Company obtained a new senior credit facility in June 2000.

  Since December 1999, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company's retail drug segment. Management believes that available cash and cash equivalents together with cash flow from operations, available borrowings under the new senior credit facility (see note 9) and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2001. In addition, management believes that the Company will be in compliance with its existing debt covenant requirements throughout fiscal 2001. However, a substantial portion of its indebtedness will mature in August and September 2002, which will require the Company to refinance the indebtedness at that time.

3. Loss Per Share

Following is a reconciliation of the numerator and denominator of the basic loss per share computation to the numerator and denominator of the diluted loss per share computation:

                                                      Thirteen      Thirteen
                                                    Weeks Ended   Weeks Ended
                                                    May 27, 2000  May 29, 1999
                                                    ------------  ------------
Numerator for earnings per share:
 Net (loss) income from continuing operations...... $   (403,376) $     19,885
 Cumulative preferred stock dividends..............       (5,961)         (470)
                                                    ------------  ------------
 Net (loss) income from continuing operations
  attributable to common stockholders..............     (409,337)       19,415
 Net income from operation of discontinued
  operations, net of tax...........................       11,335         3,345
 Estimated loss on disposal, net of tax............     (303,330)          --
 Cumulative effect of accounting change, net of
  tax..............................................          --        (27,300)
                                                    ------------  ------------
 Net loss attributable to common stockholders...... $   (701,332) $     (4,540)
                                                    ============  ============
Denominator:
 Basic weighted average shares.....................  260,076,000   258,880,000
                                                    ============  ============

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


  Fully diluted shares are not presented as the Company incurred losses for the 13 weeks ending May 27, 2000 and May 29, 1999. At May 27, 2000, an aggregate of 105,176,000 potential common shares related to stock options, convertible notes and preferred stock and warrants, have been excluded from the computation of diluted income per share.

4. Business Segments

  The Company operated in two business segments during the reporting periods:
i) the Retail Drug segment, and ii) the Pharmacy Benefit Management ("PBM") segment, which includes other managed health care services and mail-order pharmacy services. The Company's business segments are organized according to the products and services offered to its customers. The Company's dominant segment is the Retail Drug segment, which consists of the operation of retail drugstores across the United States. The drugstores' primary business is pharmacy services, with prescription drugs accounting for approximately 60 percent and 58 percent of total segment sales for the thirteen week periods ended May 27, 2000 and May 29, 1999, respectively. In addition, the Company's drugstores offer a full selection of health and personal care products, seasonal merchandise and a large private label product line.

  The Company operated a PBM segment, principally through the operations of PCS, which was acquired in January 1999. Through its PBM segment, the Company offered pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and other managed health care services to employers, health plans and their members and government-sponsored employee benefit programs. On July 12, 2000, the Company announced that it had entered into an agreement to sell its PBM segment to Advance Paradigm Inc. This agreement was consummated on October 2, 2000. As a result of the agreement and sale of PCS, the PBM segment has been reclassified and is accounted for as a discontinued operation in the accompanying financial statements. Accordingly, the Company's continuing operations consist solely of the Retail Drug segment.

5. Store Closing and Impairment Charges

  Store closing and impairment charges include non-cash charges of $8,169 and $15,692 for the thirteen weeks ended May 27, 2000 and May 29, 1999, respectively for the impairment of long-lived assets (including allocable goodwill) at 42 and 76 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

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

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

through subletting properties or through favorable lease terminations, are computed. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

  A rollforward of the Company's lease exit liability follows:

                                                                    Reversal
                                                                       of
                                                                    reserves
                                                      Changes in   for stores
                                     Provision for    assumptions     that     Interest
                                     present value   about future  management accretion    Cash
                                   of noncancellable   sublease    determined    and     payments,
                         Balance,  lease payments on    income,       will    changes in  net of    Balance,
                         beginning stores designated terminations,   remain    interest  sublease    end of
                         of period   to be closed        Etc.         open      rates     income     period
                         --------- ----------------- ------------- ---------- ---------- ---------  ---------
Thirteen weeks ended
 May 27, 2000........... $ 212,812     $ 19,357        $ (7,301)    $ (4,346)  $ 3,235   $ (10,051) $ 213,706
Thirteen weeks ended
 May 29, 1999 .......... $ 246,805     $ 17,141        $ (3,516)    $ (1,079)  $  (173)  $ (20,357) $ 238,821

6. Investments In Fifty Percent Or Less Owned Subsidiaries

  In July 1999, the Company purchased 9,334,746 of Series E Convertible Preferred Shares in drugstore.com, an on-line pharmacy (the "investee"), for cash of $8,125, including legal costs, and the Company's agreement to provide access to the Company's pharmacy networks and insurance coverages, advertising commitments, and exclusivity agreements. Also in July 1999, each of the Company's Series E Convertible Preferred Shares converted to one share of common stock at the time of the investee's initial public offering representing 21.6% of the voting stock immediately after the initial public offering. The initial investment which is recorded in Other assets was valued at $168,025, equal to the initial public offering price of $18 per share multiplied by the Company's shares. The Company accounts for the investment on the equity method because the Company has significant influence over the investee resulting from its share of the voting stock and its right to appoint one board member and a number of significant operating agreements. Included in Other noncurrent liabilities is the unamortized portion of the fair value of the operating agreements of $145,900, which is being amortized over 10 years, the life of the arrangements described above. The excess of the initial investment value over the Company's share of the underlying equity of the investee is $77,320 and is being amortized over 7 years. As a result of the start-up nature of the investee, the Company recorded an increase to its investment of $16,034 and a corresponding increase to equity in connection with the sale of stock by the investee during the quarter ended May 27, 2000. The sale of PCS to Advance Paradigm is not expected to have an effect on the Company's ability and obligations to comply with its current contractual commitment to drugstore.com.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


7. Indebtedness and Credit Agreements

  Following is a summary of indebtedness at May 27, 2000 and February 26, 2000:

                                                       May 27,     February
                                                        2000       26, 2000
                                                     -----------  -----------
   Commercial paper borrowings...................... $       --   $   192,000
   Revolving credit facility (amended and
    restated).......................................     875,264      716,073
   Term loan due 2002 (amended and restated)........   1,300,000    1,300,000
   Term note due 2002 (amended and restated)........     262,579      272,422
   5.25% convertible subordinated notes due 2002....     649,986      649,986
   6.70% notes due 2001.............................     350,000      350,000
   7.125% notes due 2007............................     350,000      350,000
   7.70% notes due 2027.............................     300,000      300,000
   5.50% fixed-rate senior notes due 2000...........     200,000      200,000
   6.00% dealer remarketable securities due 2003....     200,000      200,000
   6.00% fixed-rate senior notes due 2005...........     200,000      200,000
   7.625% senior notes due 2005.....................     200,000      200,000
   6.875% senior debentures due 2013................     200,000      200,000
   6.125% fixed-rate senior notes due 2008..........     150,000      150,000
   6.875% fixed-rate senior notes due 2028..........     150,000      150,000
   5.875% to 10.475% industrial development bonds
    due through 2016................................       5,196        5,196
   Lease financing obligations......................   1,142,706    1,151,901
   Other............................................      10,496       29,056
                                                     -----------  -----------
                                                       6,546,227    6,616,634
   Short-term debt, current maturities of long-term
    debt and lease financing obligations............     (81,850)    (102,050)
                                                     -----------  -----------
   Long-term debt, less current maturities.......... $ 6,464,377  $ 6,514,584
                                                     ===========  ===========

  On June 14, 2000, the Company refinanced certain of its debt (see note 9).

8. Commitments and Contingencies

  Legal Proceedings

  This Company is party to numerous legal proceedings, as described below. An unfavorable resolution of certain of these matters could materially adversely effect the Company's results of operations, financial position and cash flows.

  Federal investigations

  There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving the Company's financial reporting and other matters. The Company is cooperating fully with the SEC and the United States Attorney. Also, as previously announced, the Company engaged the law firm of Swidler Berlin Shereff Friedman LLP to conduct an independent investigation of those matters. The results of Swidler Berlin's investigation have been conveyed to the audit committee and to management and were considered in connection with the preparation and restatement of the financial statements included in the Fiscal 2000 10-K/A and herein.

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

  These federal investigations are ongoing and the Company cannot predict their outcomes. If the Company were convicted of any crime, certain contracts and licenses that are material to its operations may be revoked, which would have a material adverse effect on its results of operations and financial condition. In addition, substantial penalties, damages or other monetary remedies assessed against the Company could also have a material adverse effect on the Company's results of operations, financial condition and cash flows.

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

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

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

  PCS legal proceedings

  In November 1999, the Company's PCS subsidiary received a subpoena from the Office of Inspector General of the Department of Health and Human Services ("OIG"). The subpoena requests general information about PCS's formulary programs and rebate practices and makes no allegation of any wrongdoing by PCS. PCS is fully cooperating with the inquiry and believes that no regulatory action will be taken by OIG against PCS that will have a material adverse effect on PCS's business. The Company cannot predict the outcome of this matter.

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

  Other

  In addition, the Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance or, if not so covered, are without merit or are of such nature or involve such amounts as would not have a material adverse effect on the Company's financial condition, cash flow or results of operations if decided adversely. The Company, regardless of insurance coverage, does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations and cash flows.

9. Subsequent Events

  Refinancings

  On June 14, 2000, the Company obtained a new $1,000,000 senior secured credit facility (the "Senior Facility") from a syndicate of banks. The Senior Facility is guaranteed by substantially all of the Company's wholly-owned subsidiaries, and the banks have a security interest in substantially all of those subsidiaries' accounts receivable, inventory, and intellectual property and a security interest in certain of their real property. Of this amount $500,000 is in the form of a term loan due in August 2002 with interest at LIBOR plus 3.00% and $500,000 remains available as a revolving credit facility under the Senior Facility due in August 2002. Funds drawn under the term loan were used to repay $300,000 of drawings under the accounts receivable securitization program and to pay $200,000 for working capital and transaction expenses.

  In connection with the above refinancing on June 14, 2000, the Company exchanged $52,500 of its 5.50% fixed-rate senior notes due in December 2000 and $321,800 of its 6.70% notes due in December 2001 for $374,300 of 10.50% senior secured notes due September 2002. The Company has entered into an agreement with certain banks under which they agreed to purchase $93,200 of the 10.5% senior secured notes due 2002 when the 5.5% notes become due in December 2000.

  The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale-leaseback transactions. The facility requires the Company to meet various financial ratios and limits its capital expenditures. These ratios and capital expenditure limits are subject to adjustment if PCS is sold. These covenants require the Company to maintain a minimum interest coverage ratio of .75:1 (.72:1 if PCS is sold) for the quarter ended August 26, 2000, increasing to 1.40:1 (1.40:1 if PCS is sold) for the four quarter period ending June 1, 2002 and a minimum fixed charge coverage ratio of .88:1 (.88:1 if PCS is sold) for the quarter ended August 26, 2000, increasing to 1.20:1 (1.19:1 if PCS is sold) for the four quarter period ending June 1, 2002. The Company also must maintain consolidated EBITDA (as defined in the senior secured credit facility) of no less than $104.0 million ($81.0 million if PCS is sold) for the quarter ended August 26, 2000, increasing to $894.0 million ($720.0 million if PCS is sold) for the four quarter period ending June 1, 2002. In addition, capital expenditures are limited to $70.0 million ($64.0 million if PCS is sold) for the fiscal quarter ended August 26, 2000 and $265.0 million ($243.0 million if PCS is sold) for the four quarter period ending June 1, 2002.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

  Also on June 14, 2000, the Company exchanged certain credit facility debt with a carrying amount of $284,820 for 51,785,434 shares of the Company's common stock and extended the maturity of its remaining $2,147,188 of bank debt from November 1, 2000 to August 2002. As a result of the exchange of the credit facility debt, the Company is expected to record a gain of $11.4 million in the second quarter of fiscal 2001.

  On June 26, 2000 in a separate transaction, the company exchanged a total of 17,779,000 shares of Rite Aid common stock for $177,790 principal amount of the 5.25% Convertible Subordinated Notes due 2002. As a result of the exchange, the Company is expected to record a loss of approximately $89.0 million in the second quarter of fiscal 2001.

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

  The warrants attached to the senior subordinated notes are not exercisable for the first 24 months after the date the senior subordinated notes were issued. Once exercisable, they will be transferable separately from the senior subordinated notes and entitle the holders collectively to purchase, for $20 per share, 780,000 shares of Advance Paradigm's Class A Common Stock (subject to adjustment for certain dilutive events). The senior subordinated notes may be prepaid by Advance Paradigm in whole at any time; however, if less than the entire outstanding principal amount is prepaid not more than an aggregate of $75,000 principal amount may be prepaid from the date of issuance. Upon any prepayment prior to October 2, 2002, a ratable portion of the warrants attached to the senior subordinated notes will expire. The fair value of the senior subordinated notes is estimated at 75% of their principal amount. The fair value of the Series A Preferred Stock is estimated at its stated value. The Company is in the process of obtaining an appraisal to determine the fair value of the Series A Preferred Stock and warrants at the consummation date.

  Commencing January 30, 2001 and until Advance Paradigm's stockholders approve the issuance of Class B Common Stock upon conversion of the Series A Preferred Stock, the Series A Preferred Stock will pay quarterly dividends, solely in additional shares of Series A Preferred Stock, at the rate of 11% per annum for the first six months, 13% for the next six months and 16% thereafter. Upon approval by Advance Paradigm's stockholders, the Series A Preferred Stock will be convertible, at Rite Aid's option, at $20 per share (subject to adjustment for certain dilutive events), into shares of Class B Common Stock of Advance Paradigm (which are convertible into shares of Class A Common Stock which is publicly traded). Once converted, the Class B Common Stock will be entitled to share ratably with the Class A Common Stock in dividends declared. Holders of the Class A Preferred Stock (and of the Class B Common Stock issuable upon its conversion) have the right to elect two members of Advance Paradigm's board of directors.

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

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)

for a period of 24 months from their date of issuance unless the stockholders of Advance Paradigm do not approve its conversion into Class B Common Stock by January 30, 2001 or unless the market price of Advance Paradigm's Class A Common Stock averages $40 per share for 20 consecutive trading days after April 2, 2001.

  When the sale was consummated, the Company applied $575,000 of the cash portion of the proceeds to reduce the outstanding balance of the PCS credit facility, and pledged the Series A Preferred Stock (and all securities issued upon its conversion) and the senior subordinated notes to the lenders under the PCS credit facility and RCF credit facility to secure the Company's obligations thereunder. The Company is required to use any net proceeds received from any sale of those securities to further repay the then outstanding balance of the PCS credit facility and, if repaid in full, to repay the then outstanding balance of the RCF credit facility.

  The PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of the PBM segment are reflected separately from the results of continuing operations. The estimated loss on the disposal of the PBM segment, subject to closing adjustments and final determination of fair value of the Series A Preferred Stock and warrants, is $334,763 (of which $303,330 was recorded in the first quarter of fiscal 2001 and $31,433 will be recorded in the second quarter of fiscal 2001 due to changes in estimates subsequent to the filing of the Company's original fiscal 2001 Form 10-Q for the period ended May 27,
2000), which consists of an estimated loss on disposal, estimated transaction expenses and estimated net operating income through the sale date of October 2, 2000. Summarized operating results of the PBM segment for the thirteen weeks ended May 27, 2000 and May 29, 1999, are as follows:

                               Thirteen     Thirteen
                             Weeks Ended  Weeks Ended
                             May 27, 2000 May 29, 1999
                             ------------ ------------
   Net sales...............   $ 333,319     $326,487
   Income from operations
    before income tax
    expense................      25,181       18,296
   Income tax expense......     (13,846)     (14,951)
                              ---------     --------
   Income from discontinued
    operations.............      11,335        3,345
                              ---------     --------
   Loss on disposal before
    income tax expense.....    (280,580)         --
   Income tax expense......     (22,750)         --
                              ---------     --------
   Loss on disposal........    (303,330)         --
                              ---------     --------
   (Loss) income from
    discontinued
    operations.............   $(291,995)    $  3,345
                              =========     ========

  At May 27, 2000 and February 26, 2000, the assets of PCS consisted of accounts receivable, property, plant and equipment and intangible assets, net of liabilities. Net assets are comprised of $413,627 of net current liabilities and $1,403,677 of net noncurrent assets at May 27, 2000 and $390,053 of net current liabilities and $1,743,828 of net noncurrent assets at February 26, 2000.

   As a result of the decision to discontinue the operations of the Company's PBM segment, the Company recorded an increase to the tax valuation allowance and income tax expense of $146,916 in the thirteen week period ended May 27, 2000.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


10. Restatement

  The financial statements for the thirteen weeks ended May 29, 1999 and the balance sheet as of May 27, 2000 have been restated to reflect various adjustments to the previously reported financial statements. The further restatement resulted in a $1,582 net decrease in retained earnings as of May 27, 2000 (see note 25 to the consolidated financial statements in the Company's Fiscal 2000 Form 10-K/A). The May 27, 2000 balance sheet reflects certain other adjustments principally resulting in a reduction to inventory and accrued expenses of approximately $140 million and an additional adjustment increasing current liabilities and decreasing noncurrent liabilities by $210 million. Additionally, the Company has sold its PBM segment, which requires it to be reclassified as a discontinued operation. The following table sets forth the restated results of operations, net loss and net loss per share and the impact of reclassifying the PBM segment as a discontinued operation.

                                                     For the thirteen weeks ended May 29, 1999
                          ------------------------------------------------------------------------------------------------
                                          Restatement
                                         Adjustments as    Restated as
                                           Previously       Previously       Further                          As Restated
                          As Originally Reported in 2001 Reported in 2001  Restatement                            and
                           Reported(1)    Form 10-Q(2)     Form 10-Q(2)   Adjustments(3) Reclassifications(4) Reclassified
                          ------------- ---------------- ---------------- -------------- -------------------- ------------
Revenues................   $3,624,500      $   1,642        $3,626,142       $   --           $(271,521)       $3,354,621
Costs and expenses
 excluding store closing
 and impairment
 charges................    3,465,468        149,613         3,615,081        (8,199)          (271,425)        3,335,457
Store closing and
 impairment charges.....       17,890         10,348            28,238           --                 --             28,238
                           ----------      ---------        ----------       -------          ---------        ----------
Income (loss) from
 continuing operations
 before income taxes and
 the cumulative effect
 of a change in
 accounting method......      141,142       (158,319)          (17,177)        8,199                (96)           (9,074)
Income tax expense
 (benefit)..............       60,127        (60,824)             (697)      (31,511)             3,249           (28,959)
                           ----------      ---------        ----------       -------          ---------        ----------
Income (loss) from
 continuing operations..       81,015        (97,495)          (16,480)       39,710             (3,345)           19,885
Income from discontinued
 operations, net of
 tax....................          --             --                --            --               3,345             3,345
Cumulative effect of
 accounting change, net
 of tax.................          --         (27,300)          (27,300)          --                 --            (27,300)
                           ----------      ---------        ----------       -------          ---------        ----------
Net income (loss).......   $   81,015      $(124,795)       $  (43,780)      $39,710          $     --         $   (4,070)
                           ==========      =========        ==========       =======          =========        ==========
Basic and diluted
 earnings (loss) per
 share:
 Income (loss) from
  continuing
  operations............   $     0.31      $   (0.37)       $    (0.06)      $  0.15          $   (0.01)       $     0.08
 Income from
  discontinued
  operations............          --             --                --            --                0.01              0.01
 Cumulative effect of
  change in accounting
  method................          --           (0.11)            (0.11)          --                 --              (0.11)
                           ----------      ---------        ----------       -------          ---------        ----------
 Net income (loss)......   $     0.31      $   (0.48)       $    (0.17)      $  0.15          $     --         $    (0.02)
                           ==========      =========        ==========       =======          =========        ==========

(1) The amounts shown are as previously reported in the Company's Fiscal 2000 Form 10-Q for the thirteen weeks ended May 29, 1999.
(2) Reflects restatement adjustments previously reported in the Company's Fiscal 2001 Form 10-Q for the thirteen weeks ended May 27, 2000. For a description of the adjustments which resulted in the net loss and loss per share, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Restatement of Historical Financial Statements" and the Company's Fiscal 2000 Form 10-K/A.
(3) To record adjustments identified subsequent to the filing of the Company's Fiscal 2000 Form 10-K and the Fiscal 2001 Form 10-Q for the thirteen weeks ending May 27, 2000. Also, see notes 23 and 25 to the consolidated financial statements in the Company's Fiscal 2000 Form 10-K/A.
(4) To reclassify the PBM Segment as a discontinued operation and to reflect certain other reclassifications. See note 9.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


11. Change in Accounting Method

  Retroactive to the first quarter of fiscal 2000, the Company changed its application of the last-in, first-out ("LIFO") method of accounting by restructuring its LIFO pool structure through a combination of certain existing geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to the Company's store merchandise categories. The cumulative effect of the accounting change for periods prior to fiscal 2000 was a charge of $27,300 (net of tax effect of $18,200), or $.11 per diluted common share. The effect of this accounting change was a reduction in income of $1,710 net of income tax effect of $1,140 or $.01 per diluted common share for the quarter ended May 29, 1999.

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

  .  Robert G. Miller, Chairman of the Board and Chief Executive Officer;

  .  Mary F. Sammons, President, Chief Operating Officer and Board Member;

  . David R. Jessick, Chief Administrative Officer and Senior Executive Vice President; and

  .  John T. Standley, Chief Financial Officer and Executive Vice President.

  Upon arrival, the new management team began to address the immediate operational and liquidity challenges that confronted Rite Aid. We believe that these short term challenges have now been substantially resolved. A more complete discussion of the challenges faced by our new management, and their responses to these challenges, is contained in our Fiscal 2000 10-K/A under the caption "Business--Recent Events--The Initial Problems" and "Business-- Recent Events--New Management's Response."

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

  On July 12, 2000, we announced that we have entered into a definitive agreement to sell our wholly-owned subsidiary, PCS Health Systems, Inc., our pharmacy benefits management (PBM) segment, to Advance Paradigm, Inc. This sale was consummated on October 2, 2000. We expect the sale of the PBM Segment to result in a loss, subject to closing adjustments and final determination of fair value of the Series A Preferred Stock and warrants, of approximately $334.8 million (of which $303.3 million was recorded in the first quarter of fiscal 2001 and $31.4 million will be recorded in the second quarter of fiscal 2001 due to changes in estimates subsequent to the filing of the Company's original Fiscal 2001 Form 10-Q for the period ended May 27, 2000) which consists of an estimated loss on disposal of PCS, estimated transaction expenses and estimated net operating income through the consummation of the sale. As a result of the decision to discontinue the operations of our PBM segment, we recorded an increase to the tax valuation allowance and income tax expense of $146.9 million in the thirteen week period ended May 27, 2000.

  On July 11, 2000, we announced the summary results of our first quarter of fiscal 2001. We announced that we had revenues of $3.8 billion, a net loss of $238 million and a loss per diluted share of $0.92. As set forth in this Form 10-Q/A, the results announced on July 11, 2000 have been adjusted primarily to reflect the PBM segment as a discontinued operation, to reflect the valuation allowance charge, and to make other adjustments as a result of the restatement on October 11, 2000 of the consolidated financial statements for fiscal years 2000, 1999, and 1998. The information contained in this Form 10-Q/A is as of July 18, 2000, except for information relating to the sale of the PBM segment and the effect of the restatement discussed in Note 10 to the financial statements, which has been updated through October 2, 2000.

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

Current Challenges and Risks

  . Financial Challenges. We have a high level of debt. In June 2000, new management completed a restructuring of our indebtedness, which extended the maturities of a significant amount of our indebtedness until at least August 2002 and provides us with additional borrowing capacity. We will continue to have significant debt service obligations going forward and we will be constrained by:

    --interest payment obligations with respect to a total of $5.6 billion of borrowings and $1.1 billion of capital leases outstanding at June 24, 2000;

    --the financial covenants in our debt agreements, which must be satisfied in order for us to continue borrowing funds under our revolving credit facility and may limit our operating flexibility; and

    --interest rate fluctuations with respect to our floating-rate indebtedness.

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

  . Operational Challenges. Our modern, fully-integrated store base allows us to focus on the challenges of improving our store operations and increasing store productivity. In responding to the operational issues that confronted us during fiscal 2000, new management instituted a number of initiatives to improve store performance. To further improve our operating performance, we will need to:

    --attract customers through new product offerings and better services;

    --price our products competitively;

    --resolve any new issues that may arise with our suppliers; and

    --improve the image of our pharmacies.

  . Other Risks. In addition to the foregoing, our business is subject to other risks including:

    --pending lawsuits against us as well as civil and criminal investigations by various governmental agencies, including, among others, the SEC and the United States Attorney;

    --our ability to develop, implement and maintain reliable and adequate accounting systems and controls;

    --our reliance on third-party suppliers;

    --changes in third-party reimbursement levels for prescription drugs;

    --our dependence upon key personnel;

    --competition in our markets; and

    --our ability to adhere to governmental regulations with respect to our pharmacy business.

    We describe these risks in greater detail under "Management's
    Discussion and Analysis of Financial Condition and Results of
    Operations -- Factors Affecting Our Future Prospects" included in our Fiscal 2000 10-K/A.

Restatements of Historical Financial Statements

  The consolidated financial statements for fiscal 1998, 1999 and 2000 and summarized quarterly financial information for fiscal 1999 and 2000 have been restated to reflect various adjustments. The aggregate effect of these adjustments on the historical financial statements was to reduce net income by $471.1 million and $605.2 million for fiscal 1998 and fiscal 1999, respectively, to reduce the net loss by $10.0 million for fiscal 2000 and by $85.1 million for the thirteen weeks ended May 29, 1999. On an aggregate basis these adjustments reduced Rite Aid's retained earnings at February 26, 2000, and May 27, 2000 by $1.6 billion and $1.6 million, respectively.

  The principal adjustments to Rite Aid's financial statements may be categorized as follows:

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

Exit Costs and Impairment of Operating and Other Assets

  The restated financial statements reflect adjustments to appropriately recognize charges related to store closures in the period in which the decision, and ability, to close a store had been made. In addition, other changes not related to exiting stores and gains from the sale of certain assets that had previously been recorded as adjustments to the store exit liability have been reflected as income or expense in the period in which they were incurred or realized.

  Adjustments have also been made to record impairment charges for stores and other assets in the period in which the impairment occurred, and to change the method used to evaluate assets for impairment from a market level to an individual store level because this is the lowest level of independent cash flows ascertainable for purposes of measuring impairment.

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

  Substantial Investigation Expenses. The company has incurred substantial costs in connection with the process of reviewing, reconciling and restating its books and records, the investigation of its prior accounting practices and the preparation of its audited financial statements. Included in these expenses are the costs of the Deloitte & Touche LLP audit, the investigation by Swidler Berlin, assisted by Deloitte & Touche LLP and the costs of retaining Arthur Andersen LLP to assist management in reviewing and reconciling its books and records. Management currently estimates that these costs will total approximately $50.0 million, of which $10.1 million was incurred in fiscal 2000, $19.5 million was incurred in the first fiscal quarter of fiscal 2001, and the balance is expected to be incurred in the second quarter of fiscal 2001 and thereafter. Rite Aid anticipates that it will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which it is subject.

  Sale of PBM Segment: Discontinued Operations. On July 12, 2000, Rite Aid announced that it had entered into an agreement to sell PCS, its PBM segment, to Advance Paradigm, Inc. for $1.0 billion. The sale was consummated on October 2, 2000. The selling price of PCS consisted of $675.0 million in cash; $200.0 million in principal amount of Advance Paradigm's unsecured 10 year senior subordinated notes (with warrants attached) and $125.0 million in liquidation preference of Advance Paradigm's 11% Series A Preferred Stock. The senior subordinated notes bear interest at the rate of 11% per annum for the first 18 months after their date of issuance (October 2, 2000), 12% for the next six months and 13% thereafter until maturity. The warrants attached to the senior subordinated notes are not exercisable for the first 24 months after the date the senior subordinated notes were issued. Once exercisable, they will be transferable separately from the senior subordinated notes and entitle the holders collectively to purchase, for $20 per share, 780,000 shares of Advance Paradigm's Class A Common Stock subject to adjustment for certain dilutive events. The senior subordinated notes may be prepaid by Advance Paradigm in whole at any time; however, if less than the entire outstanding principal amount is prepaid not more than an aggregate of $75.0 million principal amount may be prepaid from the date of issuance. Upon any prepayment prior to October 2, 2002, a ratable portion of the warrants attached to the senior subordinated notes will expire. The fair value of the senior subordinated notes is estimated at 75% of their principal amount. The fair value of the Series A Preferred Stock is estimated at its stated value. The Company is in the process of obtaining an appraisal to determine the fair value of the Series A Preferred Stock and warrants at the consummation date.

  Commencing January 30, 2001 and until Advance Paradigm's stockholders approve the issuance of Class B Common Stock upon conversion of the Series A Preferred Stock, the Series A Preferred Stock will pay quarterly dividends, solely in additional shares of Series A Preferred Stock, at the rate of 11% per annum for the first six months, 13% for the next six months and 16% thereafter. Upon approval by Advance Paradigm's stockholders, the Series A Preferred Stock will be convertible, at Rite Aid's option, at $20 per share (subject to adjustment for certain dilutive events), into shares of Class B Common Stock of Advance Paradigm (which are convertible into shares of Class A Common Stock which is publicly traded). Once converted, the Class B Common Stock will be entitled to share ratably with the Class A Common Stock in dividends declared. Holders of the Class A Preferred Stock (and of the Class B Common Stock issuable upon its conversion) have the right to elect two members of Advance Paradigm's board of directors.

  Rite Aid has the right to cause Advance Paradigm to register the senior subordinated notes (and the attached warrants and the shares issuable upon exercise of the warrants) and the Series A Preferred Stock (and if converted, the shares issued upon conversion) for sale under the Securities Act of 1933. Rite Aid has agreed not to sell more than 50% of the shares of Series A Preferred Stock (and the shares into which it may be converted) for a period of 24 months from their date of issuance unless the stockholders of Advance Paradigm do not approve its conversion into Class B Common Stock by January 30, 2001 or unless the market price of Advance Paradigm's Class A Common Stock averages $40 per share for 20 consecutive trading days after April 2, 2001.

  When the sale was consummated, the Company applied $575.0 million of the cash portion of the proceeds to reduce the outstanding balance of the PCS credit facility, and pledged the Series A Preferred Stock (and all securities issued upon its conversion) and the senior subordinated notes to the lenders under the PCS credit facility and RCF credit facility to secure the Company's obligations thereunder. Rite Aid is required to use any net proceeds received from any sale of those securities to further repay the then outstanding balance of the PCS credit facility and, if repaid in full, to repay the then outstanding balance of the RCF credit facility.

  The PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of the PBM segment are reflected separately from the results of continuing operations. The estimated loss on the disposal of the PBM segment, subject to closing adjustments and final determination of fair value of the Series A Preferred Stock and warrants, is $334.8 million (of which $303.3 million was recorded in the first quarter of fiscal 2001 and $31.4 million will be recorded in the second quarter of fiscal 2001 due to changes in estimates subsequent to the filing of the Company's original fiscal 2001 Form 10-Q for the period ended May 27, 2000) which consists of an estimated loss on disposal of the PBM segment, estimated transaction expenses, and estimated net operating income through the date the sale is consummated. Additionally, as a result of the decision to discontinue the operations of the PBM segment, the company recorded an increase to the tax valuation allowance and income tax expense of $146.9 million in the first quarter of fiscal 2001.

  Dilutive Equity Issuances. In June 2000, Rite Aid completed a series of debt restructuring transactions as described further below under "--Liquidity and Capital Resources." In connection with these transactions an aggregate total of 69,564,434 shares of Rite Aid's common stock were issued in exchange for $462.6 million principal amount of outstanding indebtedness. As a result of these exchanges, we expect to record an aggregate loss on extinguishment of approximately $77.6 million in the second quarter of fiscal 2001. In addition, pursuant to the conversion price adjustment and pay-in-kind dividend provisions of the convertible preferred stock issued to an affiliate of Leonard Green and Partners, L.P. in October 1999, 57,129,273 shares of Rite Aid common stock were issuable upon the conversion of such preferred stock at June 30, 2000. Assuming these transactions had occurred on May 27, 2000, shares outstanding would have increased from 260,076,000 to 386,800,805. In light of our substantial leverage and liquidity constraints, we will continue to consider opportunities to use the company's equity securities to discharge debt or other obligations that may arise. Such issuances may have a dilutive effect on the outstanding shares of Rite Aid common stock.

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

Results of Operations

Consolidated Revenues

------------------------------------------------------------------------------
                                                     Thirteen      Thirteen
                                                    Weeks Ended   Weeks Ended
                                                      May 27,       May 29,
                                                       2000          1999
                                                    -----------   -----------
                                                    (dollars in thousands)
Sales.............................................. $3,442,186    $3,354,621
Sales growth.......................................        2.6%         10.5%
Same store sales growth............................        6.2%         11.2%
Pharmacy sales growth..............................        7.2%         20.3%
Same store pharmacy sales growth...................        9.6%         21.4%
Pharmacy as a % of total sales.....................       60.1%         57.6%
Third party sales as a % of total pharmacy sales...       89.6%         87.1%
Front end sales growth.............................       (1.4)%        (0.8)%
Same store front end sales growth..................        1.4%         (0.5)%
Front end as a % of total sales....................       39.9%         42.4%
Store data:
    Total stores (beginning of period).............      3,802         3,870
    New stores.....................................          4            21
    Closed stores..................................        (27)          (46)
    Store acquisitions, net........................         --            33
    Total stores (end of period)...................      3,779         3,878
    Relocated stores ..............................         24            50

-------------------------------------------------------------------------------

  The 2.6% growth in sales for the thirteen week period ended May 27, 2000 was primarily due to the continuing strong growth of our pharmacy sales, which more than offset a decline in our front end sales.

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

Costs and Expenses

------------------------------------------------------------------------------
                                                       Thirteen     Thirteen
                                                      Weeks Ended  Weeks Ended
                                                        May 27,        May
                                                         2000       29, 1999
                                                      -----------  -----------
                                                      (dollars in thousands)
Costs of goods sold.................................. $2,657,927   $2,500,279
Gross margin.........................................       22.8%        25.5%
Selling, general and administrative.................. $  838,085   $  730,778
Selling, general and administrative as a % of
 revenues............................................       24.3%        21.8%
Goodwill amortization................................ $    6,074   $    6,168
Interest expense.....................................    171,641       98,232
Closed store and impairment charges..................     15,879       28,238
Share of loss from equity investment.................     11,574          --
------------------------------------------------------------------------------

Cost of Goods Sold

  Gross margin was 22.8% for the thirteen week period ended May 27, 2000 compared to 25.5% for the same period the prior year. Gross margins for the thirteen week period ended May 27, 2000 declined from the prior year as a result of the continuing growth of third party pharmacy sales as a percentage of total retail drug sales.

  Negatively impacting gross margins in the periods presented was the continuing trend of rising third party sales coupled with decreasing margins on third party reimbursed prescription sales. Third party prescription sales typically have lower gross margins than other prescription sales because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Pharmacy sales as a percentage of total sales were 60.3% and 57.6% for the thirteen weeks periods ended May 27, 2000 and May 29, 1999, respectively. The ratios of third party sales to total pharmacy sales were 89.6% and 87.1% for the thirteen weeks periods ended May 27, 2000 and May 29, 1999, respectively. These effects were partially offset by front-end gross margin improvements.

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

Selling, General and Administrative Expenses

  Selling, general and administrative expenses were 24.3% of sales for the thirteen weeks ended May 27, 2000 and 21.8% of sales for the same period the previous year. The increase in SG&A is a result of a $36.0 million decrease in expense in the thirteen weeks ended May 29, 1999 resulting from the reversal of a Stock Appreciation Rights accrual due to a decline in the stock price. In addition, corporate expenses for the thirteen weeks ended May 27, 2000 were substantially higher as a result of approximately $17.2 million of costs associated with the restatement of the Company's historical financial statements.

Interest Expense

  Interest expense was $171.6 million for the thirteen week period ended May 27, 2000 compared to $98.2 million in the thirteen week period ended May 29, 1999. The increase in interest expense in fiscal 2000 is due to higher levels of indebtedness throughout the period. The level of the company's indebtedness increased in the 2000 period primarily as a result of $300 million of demand note borrowings incurred in June 2000. The annual weighted average interest rates excluding capital leases on the company's indebtedness for the thirteen weeks ended May 27, 2000 and May 29, 1999, were 8.10% and 6.15%, respectively.

Store Closing and Impairment Charges

  Store closing and impairment charges include pre-tax charges of $10.9 million and $12.4 million and non-cash charges of $8.2 million and $15.7 million for the thirteen weeks ended May 27, 2000 and May 29, 1999, respectively for the impairment of long-lived assets (including allocable goodwill) at 42 and 76 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

  Store closings and impairment charges consist of:

                                                           For the Thirteen
                                                              Weeks Ended
                                                        -----------------------
                                                          May 27,     May 29,
                                                           2000        1999
                                                        ----------- -----------
                                                        (dollars in thousands)
   Store lease exit costs.............................. $     7,710 $    12,546
   Impairment charges..................................       8,169      15,692
                                                        ----------- -----------
                                                            $15,879 $    28,238
                                                        ----------- -----------

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

  A rollforward of the company's lease exit liability follows:

                                                            Thirteen  Thirteen
                                                             Weeks     Weeks
                                                             Ended     Ended
                                                            May 27,   May 29,
                                                              2000      1999
                                                            --------  --------
                                                               (dollars in
                                                               thousands)
Balance--Beginning of Period............................... $212,812  $246,805
  Provision for present value of noncancellable lease
   payments of stores designated to be closed..............   19,357    17,141
  Changes in assumptions about future sublease income,
   terminations, etc.......................................  (7,301)   (3,516)
  Reversals of reserves for stores that management has
   determined will remain open.............................  (4,346)   (1,079)
  Interest accretion and changes in interest rates.........    3,235      (173)
  Cash Payments, net of sublease income....................  (10,051)  (20,357)
                                                            --------  --------
Balance--End of Period..................................... $213,706  $238,821
                                                            ========  ========

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

  Other Existing Facilities. We extended to August 2002 the maturity date of our existing syndicated credit facilities, which consist of the RCF facility and the PCS credit facility. Borrowings under the PCS credit facility bear interest at LIBOR plus 3.25% and borrowings under the RCF credit facility bear interest at LIBOR plus 3.75%. These credit facilities contain restrictive covenants which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale-leaseback transactions. These credit facilities also require us to satisfy financial covenants which are generally slightly less restrictive than the covenants in the new senior secured credit facility. The facilities also limit the amount of our capital expenditures to $70.0 million for the quarter ended August 26, 2000 and to $265.0 million for the four quarters ending June 1, 2002. Any net proceeds realized from a sale of PCS must be applied first to reduce the outstanding balances of the PCS credit facility and then to reduce the then outstanding balance of the RCF credit facility. The amounts repaid with the proceeds of asset sales may not be reborrowed. The PCS credit facility continues to be secured by a first lien on the stock of PCS and the RCF credit facility continues to be secured by a first lien on the stock of drugstore.com and a second lien on the stock of PCS. At June 24, 2000 we had $1.9 billion of borrowings outstanding under these credit facilities. These facilities are also guaranteed and secured as described below.

  Exchange Offers. In June 2000, we completed the exchange of $52.5 million of our 5.5% notes due December 2000 and $321.8 million of our 6.7% notes due December 2001 for an aggregate of $374.3 million of our new 10.5% senior secured notes due September 2002. After the exchange, $147.5 million of the 5.5% notes due December 2000 and $28.2 million of the 6.7% notes due December 2001 remained outstanding. In connection with the exchange, we entered into a forward purchase agreement to sell $93.2 million of our 10.5% senior secured notes due September 2002 to certain financial institutions. The proceeds from such sale will permit us to repay approximately $93.2 million of the 5.5% notes due 2000 when they mature in December of this year. The remaining 5.5% notes due in December 2000 and 6.7% notes due December 2001 will be retired with Rite Aid's general corporate funds.

  Exchange of Debt for Equity and Exchange Debt. As part of our restructuring, certain affiliates of J.P. Morgan, which had lent us $300.0 million under a demand note in June 1999 and was also a lender under the RCF and PCS credit facilities, together with certain other lenders under the two credit facilities, agreed to exchange a portion of their loans for a new secured exchange debt obligation and common stock. This resulted in a total of $284.8 million of debt under these facilities, including $200 million of the outstanding principal of the demand note, being exchanged for common stock at a price of $5.50 per share. We expect to record a gain on this exchange of $11.4 million in the second quarter of fiscal 2001. An additional $274.8 million of borrowings under the facilities were exchanged for the exchange debt, including the entire remaining principal amount of the J.P. Morgan demand note. The terms of the exchange debt are substantially the same as the terms of our RCF and PCS credit facilities and the interest rate is currently LIBOR plus 3.25%. The lenders of the RCF and PCS credit facilities have the same collateral as they did with respect to their loans under the credit facilities or demand note, as applicable, and also received a first lien on our prescription files.

  On June 26, 2000, we issued 17.8 million shares of our common stock in exchange for $177.8 million in principal amount of our 5.25% convertible subordinated notes due 2002. As a result of this exchange, we expect to record a loss of $89.0 million in the second quarter of fiscal 2001.

  Synthetic Leases. As part of our restructuring, we amended our existing guarantees of two synthetic lease transactions to provide substantially the same terms as the terms of our RCF and PCS credit facilities.

  Second Priority Collateral. In connection with modifications to the RCF and PCS credit facilities, the guarantee of the Prudential note, the exchange for exchange debt and the guarantees of the synthetic lease transactions, substantially all of our wholly-owned subsidiaries guaranteed our obligations thereunder on a second priority basis. These subsidiary guarantees are secured by a second priority lien on the inventory, accounts receivable, intellectual property and some of the real estate assets of the subsidiary guarantors. Except to the extent previously secured, our direct obligations under those facilities and guarantees remain unsecured.

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

  Debt Capitalization. The following table sets forth our debt capitalization (in millions) at June 24, 2000, following the completion of the refinancing transactions described above:

                                                                         As of
                                                                        June 24,
                                                                          2000
                                                                        --------
   Secured Debt:
   Senior secured credit facility(1)...................................  $  500
   PCS credit facility.................................................   1,142
   RCF credit facility.................................................     730
   10.5% senior secured notes due 2002(2)..............................     374
   Exchange debt(2)....................................................     275
   Prudential note.....................................................      31
   Other...............................................................      16
   Lease Financing Obligations.........................................   1,104
   Other Senior Debt:
   5.5% notes due 2000.................................................     147
   6.7% notes due 2001.................................................      28
   6.0% notes due 2005.................................................     200
   7.625% notes due 2005...............................................     200
   7.125% notes due 2007...............................................     350
   6.125% notes due 2008...............................................     150
   6.0% Drs SM due 2003................................................     200
   6.875% senior debentures due 2013...................................     200
   7.7% notes due 2027.................................................     300
   6.875% debentures due 2028..........................................     150
   Subordinated Debt:
   5.25% convertible subordinated notes due 2002(3)....................     650
                                                                         ------
       Total Debt......................................................  $6,747
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

Net Cash Used in Operating, Investing and Financing Activities

  We used $9.5 million of cash to fund operations in the thirteen weeks ended May 27, 2000. Operating cash flow was negatively impacted by $153.3 million of interest payments. Operating cash flow benefited from an increase in other liabilities partially offset by an increase in current assets.

  In the thirteen weeks ended May 29, 1999, the company used $39.1 million of cash flow from operations. Operating cash flow was negatively impacted by an increase in accounts receivable and a decrease in accounts payable, which was mostly offset by a corresponding decline in inventory.

  Cash used for investing activities was $20.0 million and $196.9 million for the thirteen weeks ended May 27, 2000 and May 29, 1999, respectively. Cash used for store construction and relocations amounted to $18.9 million and $141.2 million for the thirteen weeks ended May 27, 2000 and May 29, 1999, respectively. In addition, cash of $24.5 million was used to acquire Edgehill in fiscal 2000.

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

Working Capital

  Net working capital was $589.2 million at May 27, 2000, compared to $720.0 million at February 26, 2000. The current ratios were 1.25 and 1.31, respectively.

Capital Expenditures

  Rite Aid plans to make total capital expenditures of approximately $225.0 million during fiscal 2001. Such expenditures consist of approximately $139.0 million related to new store construction, store relocation and other store construction projects. An additional $61.0 million will be dedicated to other store improvement activities including the purchase of Script Pro automated prescription dispensing available under our senior secured facility, and the purchase of script files from independent pharmacists. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility. During the thirteen weeks ended May 27, 2000, Rite Aid spent $18.9 million on capital expenditures.

Future Liquidity

  We are highly leveraged. Based upon current levels of operations and expected improvements in our operating performance, management believes that cash flow from operations, together with available borrowings under the new senior secured credit facility and its other sources of liquidity (including asset sales) will be adequate to meet anticipated requirements for working capital, debt service and capital expenditures until August 2002, when $2.6 billion of our indebtedness matures, including the revolving credit facility under the new senior secured credit facility, matures. Our ability to replace, refinance or otherwise extend these obligations will depend in part on our ability to successfully execute our long-term strategy and improve the operating performance of our stores. For a discussion of factors that could affect our current assessment, see "--Factors Affecting Our Future Prospects" below.

Accounting Change

  In fiscal 2000, we changed our application of the LIFO method of accounting by restructuring our LIFO pool structure through a combination of certain geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to store merchandise categories. The effect of this change in fiscal 2000 was to decrease our earnings by $6.8 million (net of income tax benefit of $4.6 million, or $.03 per diluted common share. The cumulative effect of the accounting change for periods prior to fiscal 2000 was a charge of $27.3 million (net of income tax benefit of $18.2 million), or $.11 per diluted common share. The effect of this accounting change was a reduction in net income of $1.7 million, net of income tax effect of $1.1 million or $.01 per diluted common share for the thirteen weeks ended May 29, 1999.

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

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement, which establishes the accounting and financial reporting requirements for derivative instruments, requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. These statements, as amended, are effective in fiscal 2002. We are evaluating the effects that the adoption of SFAS Nos. 133 and 138 may have on the consolidated financial statements.

Factors Affecting Our Future Prospects

                   Risks Related to Our Financial Condition

  We are highly leveraged. Our substantial indebtedness may severely limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

  As of June 24, 2000, Rite Aid had $5.6 billion of outstanding indebtedness for borrowed money and $1.1 billion of capital leases (including current maturities but excluding letters of credit) and negative stockholder's equity. As of the same date we had additional borrowing capacity under our revolving credit facility of $460.2 million. On a pro forma basis, giving effect to the debt restructuring transactions completed in June 2000, our earnings would have been insufficient to cover our fixed charges for the year ended February 26, 2000, by $1.2 billion. Based on the indebtedness outstanding, at June 24, 2000 (and then current interest rates) our annualized interest expense would be approximately $574.0 million. Our high level of indebtedness will have consequences on our operations. Among other things, our indebtedness will:

  .limit our ability to obtain additional financing;

  .limit our flexibility in planning for, or reacting to, changes in our business and the industry;

  .place us at a competitive disadvantage relative to our competitors with less debt;

  .render us more vulnerable to general adverse economic and industry conditions; and

  .require us to dedicate a substantial portion of our cash flow to service our debt.

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

                                                                                                Fair Value
                                                                                                at May 27,
                          2001     2002       2003       2004     2005   Thereafter    Total       2000
                         -------  -------  ----------  --------  ------  ----------  ---------- ----------
                                                  (In thousands of dollars)
Long-term debt,
 including
 Current portion
  Fixed rate............ $55,884  $30,055  $1,121,871  $200,854  $2,465  $1,554,549  $2,965,678 $1,604,967
  Average Interest
   Rate.................    5.50%    6.78%       7.46%     6.01%  11.59%       7.00%
  Variable Rate.........      --       --  $2,437,843        --      --          --  $2,437,843 $2,437,843
  Average Interest
   Rates................      --       --       10.07%       --      --          --

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

                          PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

  Federal investigations

  There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving our financial reporting and other matters. Rite Aid is cooperating fully with the SEC and the United States Attorney. Also, as previously discussed, Rite Aid's audit committee engaged the law firm of Swidler Berlin Shereff Friedman LLP to conduct an independent investigation of those matters. The results of Swidler Berlin's investigation have been conveyed to the audit committee and to management and were considered in connection with the preparation and restatement of the financial statements included in the Fiscal 2000 10-K/A and in this report.

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

  Other

  In addition, Rite Aid is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance or, if not so covered, are without merit or are of such nature or involve such amounts as would not have a material adverse effect on Rite Aid's financial condition, cash flow or results of operations if decided adversely. Rite Aid, regardless of insurance coverage, does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 2. Changes in Securities and Use of Proceeds

  Not applicable.

ITEM 3. Defaults Upon Senior Securities

  Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the security holders during the thirteen week period ended May 27, 2000.

ITEM 5. Other Information

  Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

  (a) The following exhibits are filed as part of this report.

 Exhibit                                                                 Incorporation by
 Numbers Description                                                       Reference to
 ------- -----------                                                     ----------------

   2.1   Stock Purchase Agreement between Advance Paradigm, Inc.     Exhibit 2.1 to Form 8-K
         and Rite Aid Corporation.                                   filed July 14, 2000

   4.1   Commitment Letter dated April 10, 2000                      Exhibit 4.1 to Form 8-K
                                                                     filed on April 11, 2000

   4.2   Indenture, dated as of June 14, 2000, among Rite Aid        Exhibit 4.1 to Form 8-K
         Corporation, as Issuer, each of the Subsidiary Guarantors   filed on June 21, 2000
         named therein and State Street Bank and Trust Company, as
         Trustee.

   4.3   Exchange and Registration Rights Agreement, dated as of     Exhibit 4.2 to Form 8-K
         June 14, 2000, by and among Rite Aid Corporation, State     filed on June 21, 2000
         Street Bank and Trust Company and the Holders of the
         10.50% Senior Secured Notes due 2002.

   4.4   Registration Rights Agreement, dated as of June 14, 2000,   Exhibit 4.3 to Form 8-K
         by and among Rite Aid Corporation and the Lenders listed    filed on June 21, 2000
         therein.
  10.1   Senior Credit Agreement, dated as of June 12, 2000, among   Exhibit 10.1 to Form 8-K
         Rite Aid Corporation, the Banks party thereto, Citicorp     filed on June 21, 2000
         USA, Inc., as Senior Administrative Agent, Citicorp USA,
         Inc., as Senior Collateral Agent, and Heller Financial,
         Inc. and Fleet Retail Finance Inc., as Syndication
         Agents.

  10.2   Collateral Trust and Intercreditor Agreement, dated as of   Exhibit 10.2 to Form 8-K
         June 12, 2000, among Rite Aid Corporation, each             filed on June 21, 2000
         Subsidiary Guarantor of Rite Aid Corporation listed
         therein, Wilmington Trust Company, Citcorp USA, Inc.,
         Morgan Guaranty Trust Company of New York, The Prudential
         Insurance Company of America, State Street Bank and Trust
         Company and The Sumitomo Bank, Limited, New York Branch.

  10.3   Senior Subsidiary Security Agreement, dated as of June      Exhibit 10.3 to Form 8-K
         12, 2000, made by the Subsidiary Guarantors identified      filed June 21, 2000
         therein and any other person that becomes a Subsidiary
         Guarantor pursuant to the Senior Credit Facility, in
         favor of Citicorp USA, Inc., as Senior Collateral Agent.

  10.4   Senior Subsidiary Guarantee Agreement, dated as of June     Exhibit 10.4 to Form 8-K
         12, 2000, among each of the Subsidiary Guarantors of Rite   filed June 21, 2000
         Aid Corporation listed therein and Citicorp USA, Inc., as
         Senior Collateral Agent.

  10.5   Senior Indemnity, Subrogation and Contribution Agreement,   Exhibit 10.5 to Form 8-K
         dated as of June 12, 2000, among Rite Aid Corporation,      filed June 21, 2000
         each of the Subsidiary Guarantors listed therein and
         Citicorp USA, Inc., as Senior Collateral Agent.

  10.6   RCF Facility, dated as of June 12, 2000, among Rite Aid     Exhibit 10.6 to Form 8-K
         Corporation, the Banks from time to time parties thereto    filed June 21, 2000
         and Morgan Guaranty Trust Company of New York, as
         Administrative Agent, with JP Morgan Securities Inc., as
         Lead Arranger and Book Runner.

 Exhibit                                                                 Incorporation by
 Numbers Description                                                       Reference to
 ------- -----------                                                     ----------------
  10.7   PCS Facility, dated as of June 12, 2000, among Rite Aid     Exhibit 10.7 to Form 8-K
         Corporation, the Banks from time to time parties thereto    filed June 21, 2000
         and Morgan Guaranty Trust Company of New York, as
         Administrative Agent, with JP Morgan Securities Inc., as
         Lead Arranger and Book Runner.

  10.8   Exchange Debt Facility, dated as of June 12, 2000, among    Exhibit 10.8 to Form 8-K
         Rite Aid Corporation, the Banks from time to time parties   filed June 21, 2000
         thereto and Morgan Guaranty Trust Company of New York, as
         Administrative Agent, with JP Morgan Securities Inc., as
         Lead Arranger and Book Runner.

  10.9   Second Priority Subsidiary Guarantee Agreement, dated as    Exhibit 10.9 to Form 8-K
         of June 12, 2000, among each of the Subsidiary Guarantors   filed June 21, 2000
         of Rite Aid Corporation listed therein and Wilmington
         Trust Company, as Second Priority Collateral Trustee.

  10.10  Second Priority Subsidiary Security Agreement, dated as     Exhibit 10.10 to Form 8-
         of June 12, 2000, made by the Subsidiary Guarantors         K filed June 21, 2000
         identified therein and any other person that becomes a
         Subsidiary Guarantor pursuant to the Second Priority Debt
         Documents, in favor of Wilmington Trust Company, as
         Second Priority Collateral Trustee.

  10.11  Second Priority Indemnity, Subrogation and Contribution     Exhibit 10.11 to Form 8-
         Agree- ment, dated as of June 12, 2000, among Rite Aid      K filed June 21, 2000
         Corporation, each Subsidiary Guarantor listed therein and
         Wilmington Trust Company, as Second Priority Collateral
         Trustee.

  10.12  First Priority Subsidiary Security Agreement, dated as of   Exhibit 10.12 to Form 8-
         June 12, 2000, made by the Domestic Subsidiaries            K filed June 21, 2000
         identified therein and any other person that becomes a
         Domestic Subsidiary pursuant to the Exchange Debt
         Facility Documents, in favor of Morgan Guaranty Trust
         Company of New York, as Agent.

  10.13  Amended and Restated Drugstore.com Pledge Agreement,        Exhibit 10.13 to Form 8-
         dated as of June 12, 2000, between Rite Aid Corporation     K filed June 21, 2000
         and Morgan Guaranty Trust Company of New York, as Agent.

  10.14  Amended and Restated PCS Pledge Agreement, dated as of      Exhibit 10.14 to Form 8-
         June 12, 2000, between Rite Aid Corporation and Morgan      K filed June 21, 2000
         Guaranty Trust Company of New York, as Agent.

  10.15  Form of Second Priority Mortgage, Assignment of Leases      Exhibit 10.15 to Form 8-
         and Rents, Security Agreement and Financing Statement, by   K filed June 21, 2000
         the Subsidiary Guarantor listed therein, to Wilmington
         Trust Company, as Second Priority Collateral Trustee.

  10.16  Amendment No. 3 to Note Agreement, Amendment No. 4 to       Exhibit 10.16 to Form 8-
         Guaranty Agreement, and Amendment No. 1 to Put Agreement,   K filed June 21, 2000
         for Adjustable Rate Senior Secured Notes due August 15,
         2002, among Finco, Inc., Rite Aid Corporation, The
         Prudential Insurance Company of America, and Pruco Life
         Insurance Company, as of June 12, 2000.

  10.17  Amendment No. 5 to Guaranty, dated as of June 12, 2000,     Exhibit 10.17 to Form 8-
         from Rite Aid Corporation, as Guarantor, to RAC Leasing     K filed June 21, 2000
         LLC, as Lessor.

  10.18  Amendment No. 4 to Master Lease and Security Agreement,     Exhibit 10.18 to Form 8-
         dated as of June 12, 2000, between RAC Leasing LLC, as      K filed June 21, 2000
         Lessor, and Rite Aid Realty Corp., as Lessee.


 EXHIBIT                                                                 INCORPORATION BY
 NUMBERS DESCRIPTION                                                       REFERENCE TO
 ------- -----------                                                     ----------------
  10.19  Amendment No. 4 to Guaranty, dated as of June 12, 2000,     Exhibit 10.19 to Form 8-
         from Rite Aid Corporation, as Guarantor, to Sumitomo Bank   K filed June 21, 2000
         Leasing and Finance, Inc., as Lessor.

  10.20  Amendment No. 5 to Master Lease and Security Agreement,     Exhibit 10.20 to Form 8-
         dated as of June 12, 2000, between Sumitomo Bank Leasing    K filed June 21, 2000
         and Finance, Inc., as Lessor, and Rite Aid Realty Corp.,
         as Lessee.

  11     Statements re Computation of Per Share Earnings             Included herein; see
                                                                     note 3 to condensed
                                                                     consolidated financial
                                                                     statements

  27     Financial Data Schedules (EDGAR Filing Only)                Filed herewith

  99     Form 10-Q for the second quarter of fiscal 2001.            Filed herewith

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

(3)Rite Aid Corporation filed a Current Report on Form 8-K and Form 8-K/A on July 14, 2000 and July 17, 2000, respectively, disclosing under Item 5 a press release dated July 11, 2000 announcing its unaudited financial results for the first quarter of fiscal year 2001 ended May 27, 2000, as well as its financial results for the fiscal year ended February 26, 2000 and restated financial results for the fiscal years ended February 27, 1999 and February 28, 1998. The Current Report also disclosed under
       Item 5 that on July 12, 2000, Rite Aid Corporation and Advance Paradigm, Inc. jointly issued a press release announcing that they had entered into a definitive agreement under which Advance Paradigm will acquire 100% of the equity of Rite Aid's PCS Health Systems, Inc. subsidiary for $1 billion, consisting of $675 million in cash, $200 million in senior subordinated notes and $125 million in newly issued equity in Advance Paradigm.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 11, 2000                    RITE AID CORPORATION

                                              /s/ Elliot S. Gerson
                                          By: _________________________________
                                              Elliot S. Gerson
                                              Senior Executive
                                              Vice President and
                                              General Counsel

Date: October 11, 2000

                                              /s/ John T. Standley
                                          By: _________________________________
                                              John T. Standley
                                              Senior Executive Vice President
                                              and Chief Financial Officer