Form 10-Q
period 2000-10-25
RITE AID CORP
filed 2001-01-09
CIK 84129

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

    For the quarterly period ended November 25, 2000

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

  The registrant had 341,230,563 shares of its $1.00 par value common stock outstanding as of December 30, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              RITE AID CORPORATION

                               TABLE OF CONTENTS

                                                                            Page

Cautionary Statement Regarding Forward-Looking Statements...................   3

                         PART I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements:
         Condensed Consolidated Balance Sheets as of November 25, 2000
          and February 26, 2000..........................................     4
         Condensed Consolidated Statements of Operations for the Thirteen
          Weeks Ended
          November 25, 2000 and November 27, 1999........................     5
         Condensed Consolidated Statements of Operations for the Thirty-
          Nine Weeks Ended
          November 25, 2000 and November 27, 1999........................     6
         Condensed Consolidated Statements of Cash Flows for the Thirty-
          Nine Weeks Ended
          November 25, 2000 and November 27, 1999                             7
         Notes to Condensed Consolidated Financial Statements............     8
         Management's Discussion and Analysis of Financial Condition and
 ITEM 2.  Results of Operations..........................................    20
 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......    30

                           PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings...............................................    32
 ITEM 2. Changes in Securities and Use of Proceeds.......................    32
 ITEM 3. Defaults Upon Senior Securities.................................    32
 ITEM 4. Submission of Matters to a Vote of Security Holders.............    32
 ITEM 5. Other Information...............................................    32
 ITEM 6. Exhibits and Reports on Form 8-K................................    33

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

  . Competitive pricing pressures, continued consolidation of the drugstore industry, third-party prescription reimbursement levels, regulatory changes governing pharmacy practices, general economic conditions and inflation, interest rate movements, access to capital and merchandise supply constraints; and

  . Our failures to develop, implement and maintain reliable and adequate internal accounting systems and controls.

  Rite Aid undertakes no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. The company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Future Results" included in our Annual Report on Form 10-K/A for the fiscal year ended February 26, 2000 ("the Fiscal 2000 10-K/A"), which was filed with the Securities and Exchange Commission ("SEC") on October 11, 2000 and is available on the SEC's website at www.sec.gov.

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                            November 25, 2000 February 26, 2000
                                            ----------------- -----------------
                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................    $  117,486        $  179,757
  Accounts receivable, net.................       521,175           152,035
  Inventories, net.........................     2,724,042         2,472,437
  Refundable income taxes..................        60,937           147,599
  Prepaid expenses and other current
   assets..................................        83,566            63,659
                                               ----------        ----------
    Total current assets...................     3,507,206         3,015,487
                                               ----------        ----------
PROPERTY, PLANT AND EQUIPMENT, NET.........     3,219,213         3,449,594
GOODWILL AND OTHER INTANGIBLES, NET........     1,188,029         1,311,123
NET NON-CURRENT ASSETS OF DISCONTINUED
 OPERATIONS................................           --          1,743,828
DEFERRED TAX ASSET.........................           --            146,916
OTHER ASSETS...............................       587,213           242,899
                                               ----------        ----------
    Total assets...........................    $8,501,661        $9,909,847
                                               ==========        ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
                 (DEFICIT)
CURRENT LIABILITIES:
  Short-term debt and current maturities of
   long-term debt and lease financing
   obligations.............................    $  106,226        $  102,050
  Accounts payable.........................       945,974           854,062
  Other current liabilities................       974,788           949,361
  Net current liabilities of discontinued
   operations..............................           --            390,053
                                               ----------        ----------
    Total current liabilities..............     2,026,988         2,295,526
                                               ----------        ----------
CONVERTIBLE SUBORDINATED NOTES.............       392,324           649,986
LONG-TERM DEBT, LESS CURRENT MATURITIES....     4,546,955         4,738,661
LEASE FINANCING OBLIGATIONS, LESS CURRENT
 MATURITIES................................     1,076,640         1,125,937
OTHER NONCURRENT LIABILITIES...............       602,951           647,771
                                               ----------        ----------
    Total liabilities......................     8,645,858         9,457,881
                                               ----------        ----------
COMMITMENTS AND CONTINGENCIES (Note 10)....           --                --
REDEEMABLE PREFERRED STOCK.................        19,457            19,457
STOCKHOLDERS' EQUITY (DEFICIT):
  PREFERRED STOCK, par value $1 per share..       326,995           308,250
  COMMON STOCK, par value $1 per share.....       341,144           259,927
  ADDITIONAL PAID-IN CAPITAL...............     2,024,046         1,292,337
  ACCUMULATED DEFICIT......................    (2,841,882)       (1,421,817)
  DEFERRED COMPENSATION....................       (13,957)           (6,188)
                                               ----------        ----------
    Total stockholders' equity (deficit) ..      (163,654)          432,509
                                               ----------        ----------
    Total liabilities and stockholders'
     equity (deficit)......................    $8,501,661        $9,909,847
                                               ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                           Thirteen Weeks Ended
                                                            November 27, 1999
                                      Thirteen Weeks Ended    (as restated,
                                       November 25, 2000        see note 6)
                                      -------------------- --------------------
REVENUES.............................      $3,531,691           $3,279,138
COSTS AND EXPENSES:
 Costs of goods sold, including
  occupancy costs....................       2,713,988            2,521,365
 Selling, general and administrative
  expenses...........................         797,409              791,068
 Goodwill amortization...............           5,058                6,096
 Interest expense....................         146,122              159,888
 Store closing and impairment
  charges............................          95,571               33,119
 Loss on debt conversions and
  modifications, net.................           8,306                  --
 Share of loss from equity
  investment.........................           6,484                  --
                                           ----------           ----------
                                            3,772,938            3,511,536
                                           ----------           ----------
  Loss from continuing operations
   before income taxes...............        (241,247)            (232,398)
INCOME TAX EXPENSE...................             --                17,403
                                           ----------           ----------
  Loss from continuing operations....        (241,247)            (249,801)
DISCONTINUED OPERATIONS:
  Loss from discontinued operations
   (including income tax benefit of
   $0 and $3,390)....................             --                    (4)
  Reduction of loss on disposal of
   the PBM segment (including income
   tax expense of $0)................         135,534                  --
                                           ----------           ----------
  Net loss...........................      $ (105,713)          $ (249,805)
                                           ==========           ==========
BASIC AND DILUTED (LOSS) INCOME PER
 SHARE:
 Loss from continuing operations.....      $    ( .74)          $    (1.00)
 Reduction of loss from discontinued
  operations.........................             .40                  --
                                           ----------           ----------
 Net loss per share..................      $     (.34)          $    (1.00)
                                           ==========           ==========



     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                              Thirty-NineWeeks
                                                                    Ended
                                            Thirty-NineWeeks  November 27, 1999
                                                  Ended         (as restated,
                                            November 25, 2000    see note 6)
                                            ----------------- -----------------
REVENUES...................................    $10,413,346       $9,837,723
COSTS AND EXPENSES:
 Costs of goods sold, including occupancy
  costs....................................      8,005,474        7,425,434
 Selling, general and administrative
  expenses.................................      2,494,125        2,315,469
 Goodwill amortization.....................         16,759           18,360
 Interest expense..........................        499,871          365,297
 Store closing and impairment charges......        199,742          117,451
 Loss on debt conversions and
  modifications, net.......................         92,095              --
 Share of loss (income) from equity
  investment...............................         30,554             (134)
                                               -----------       ----------
                                                11,338,620       10,241,877
                                               -----------       ----------
  Loss from continuing operations before
   income taxes and cumulative effect of
   change in accounting method.............       (925,274)        (404,154)
INCOME TAX EXPENSE (BENEFIT)...............        144,382          (19,836)
                                               -----------       ----------
  Loss from continuing operations before
   cumulative effect of accounting change..     (1,069,656)        (384,318)
DISCONTINUED OPERATIONS:
  Income from discontinued operations
   (including income tax expense of $13,846
   and $27,172)............................         11,335            7,588
  Loss on disposal of the PBM segment
   (including income tax benefit of $734)..       (199,229)             --
CUMULATIVE EFFECT OF AN ACCOUNTING
 CHANGE, NET OF TAX OF $18,200.............            --           (27,300)
                                               -----------       ----------
  Net loss.................................    $(1,257,550)      $ (404,030)
                                               ===========       ==========
BASIC AND DILUTED (LOSS) INCOME PER SHARE:
 Loss from continuing operations...........    $     (4.12)      $    (1.52)
 Loss (income) from discontinued
  operations...............................          (0.62)            0.03
 Cumulative effect of an accounting change,
  net of tax                                           --             (0.11)
                                               -----------       ----------
 Net loss per share........................    $     (4.74)      $    (1.60)
                                               ===========       ==========


     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                               Thirty-NineWeeks
                                                                     Ended
                                             Thirty-NineWeeks  November 27, 1999
                                                   Ended         (as restated,
                                             November 25, 2000    see note 6)
                                             ----------------- -----------------
OPERATING ACTIVITIES:
  Net loss.................................     $(1,257,550)      $ (404,030)
  Income from discontinued operations......         (11,335)          (7,588)
  Loss on disposal of discontinued
   operations..............................         199,229              --
                                                -----------       ----------
  Loss from continuing operations..........      (1,069,656)        (411,618)
  Cumulative effect of a change in
   accounting method.......................             --            27,300
  Depreciation and amortization............         278,004          345,446
  Store closing and impairment charges.....         199,742          117,451
  Loss on debt conversions and
   modifications, net......................          92,095              --
  Gain on sale of assets...................          (6,576)         (80,109)
  Changes in operating assets and
   liabilities, net of acquisitions........        (261,592)        (570,999)
                                                -----------       ----------
NET CASH USED IN CONTINUING OPERATIONS.....        (767,983)        (572,529)
                                                -----------       ----------
NET CASH PROVIDED BY DISCONTINUED
 OPERATIONS................................           8,881          321,096
                                                -----------       ----------
INVESTING ACTIVITIES:
  Expenditures for property, plant and
   equipment...............................         (78,923)        (508,300)
  Purchase of business, net of cash
   acquired................................             --           (24,454)
  Intangible assets acquired...............          (5,200)         (78,297)
  Proceeds from sales of assets............          92,774          169,537
  Investment in joint venture..............             --            (8,125)
  Proceeds from sale of discontinued
   operations..............................         675,000              --
                                                -----------       ----------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES................................         683,651         (449,639)
                                                -----------       ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt.....      (2,924,295)             --
  Net payments of commercial paper
   borrowings..............................        (192,000)      (1,243,285)
  Net proceeds from bank loans.............       3,204,038        1,857,662
  Proceeds from issuance of preferred
   stock...................................             --           300,000
  Proceeds from leasing obligations........             --            74,899
  Cash dividends paid......................             --           (89,159)
  Deferred financing costs payments........         (73,071)         (34,984)
  Other financing activities, net..........          (1,492)          19,741
                                                -----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..          13,180          884,874
                                                -----------       ----------
(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS...............................         (62,271)         183,802
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD....................................         179,757           84,522
                                                -----------       ----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD....................................     $   117,486       $  268,324
                                                ===========       ==========
NON CASH INVESTING AND FINANCING
 ACTIVITIES:
  Conversion of long-term debt and
   convertible subordinated notes               $   554,832       $      --
  Non-cash consideration received for sale
   of discontinued operations                   $   431,000       $      --

     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)

1. Basis of Presentation

  The accompanying financial information does not include all disclosures required under generally accepted accounting principles because certain information included in the Company's fiscal 2000 Annual Report on Form 10-K/A has not been included in this report. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 25, 2000 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's fiscal 2000 Annual Report on Form 10-K/A filed with the SEC.

2. Loss Per Share

  Following is a summary of the components of the numerator and denominator of the basic loss per share computation:

                                 Thirteen                   Thirty-Nine
                                Weeks Ended                 Weeks Ended
                         --------------------------  --------------------------
                         November 25,  November 27,  November 25,  November 27,
                             2000          1999          2000          1999
                         ------------  ------------  ------------  ------------
Numerator for earnings
 per share:
 Loss from continuing
  operations............ $   (241,247) $   (249,801) $ (1,069,656) $   (384,318)
 Preferred stock
  conversion reset (Note
  9)....................          --            --       (160,915)          --
 Cumulative preferred
  stock dividends.......       (6,815)       (8,250)      (20,237)       (8,250)
                         ------------  ------------  ------------  ------------
 Net loss from
  continuing operations
  attributable to common
  stockholders..........     (248,062)     (258,051)   (1,250,808)     (392,568)
 Net income (loss) from
  discontinued
  operations, net of
  tax...................          --             (4)       11,335         7,588
 Gain (loss) on
  disposal, net of
  tax...................      135,534           --       (199,229)          --
                         ------------  ------------  ------------  ------------
 Total income (loss)
  from discontinued
  operations............      135,534            (4)     (187,894)        7,588
                         ------------  ------------  ------------  ------------
 Cumulative effect of
  accounting change, net
  of tax................          --            --            --        (27,300)
                         ------------  ------------  ------------  ------------
 Net loss attributable
  to common
  stockholders ......... $   (112,528) $   (258,055) $ (1,438,702) $   (412,280)
                         ============  ============  ============  ============
Denominator:
 Basic weighted average
  shares................  333,529,000   258,927,000   303,247,000   258,905,000
                         ============  ============  ============  ============

  Fully diluted loss per share is not presented as the Company incurred losses for the thirteen and thirty-nine weeks ended November 25, 2000 and November 27, 1999, and the amount would be antidilutive. At November 25, 2000, an aggregate of 105,888,000 potential common shares related to stock options, convertible notes and preferred stock and warrants, have been excluded from the above basic weighted average shares.

3. Business Segments

  The Company operated in two business segments during the reporting periods:
(i) the Retail Drug segment, and (ii) the Pharmacy Benefit Management ("PBM") segment, which includes pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and other managed health care services. The

                     RITE AID CORPORATION AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)

Company's business segments are organized according to the products and services offered to its customers. The
Company's dominant segment is the Retail Drug segment, which consists of the operation of retail drugstores across the United States. The drugstores' primary business is pharmacy services, with prescription drugs accounting for approximately 60.0% percent and 58.9% percent of total segment sales for the thirty-nine week periods ended November 25, 2000 and November 27, 1999, respectively. In addition, the Company's drugstores offer a full selection of health and personal care products, seasonal merchandise and a large private label product line.

  The Company operated a PBM segment, principally through the operations of PCS Health Systems, Inc. (PCS), which was acquired in January 1999. Through its PBM segment, the Company offered pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and other managed health care services to employers, health plans and their members and government-sponsored employee benefit programs. The Company has sold its PBM segment to Advance Paradigm Inc. As a result, the PBM segment has been reclassified and is accounted for as a discontinued operation in the accompanying financial statements. The Company's continuing operations consist solely of the Retail Drug segment.

4. Change in Accounting Method

  Retroactive to the first quarter of fiscal 2000, the Company changed its application of the last-in, first-out ("LIFO") method of accounting by restructuring its LIFO pool structure through a combination of certain existing geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to the Company's store merchandise categories. The cumulative effect of the accounting change for periods prior to fiscal 2000 was a charge of $27,300 (net of tax effect of $18,200), or $0.11 per diluted common share. The effect of this accounting change was a reduction in income of $5,130 (net of income tax effect of $3,420), or $0.02 per diluted common share for the thirty-nine weeks ended November 27, 1999.

5. Discontinued Operations

  On October 2, 2000, the Company sold PCS, its PBM segment, to Advance Paradigm, Inc. (now known as AdvancePCS). The selling price of PCS consisted of $675,000 in cash, $200,000 in principal amount of AdvancePCS's unsecured 10 year senior subordinated notes (with warrants attached) and shares of AdvancePCS's non-voting Series A Preferred Stock which are convertible to 6,250,000 shares of Class B Common Stock of AdvancePCS (subject to adjustment for certain dilutive events). The senior subordinated notes bear interest at the rate of 11% per annum for the first 18 months after October 2, 2000, 12% for the next six months and 13% thereafter until maturity. The warrants attached to the senior subordinated notes are not exercisable until October 2, 2002. Once exercisable, they will be transferable separately from the senior subordinated notes and entitle the holders collectively to purchase, for $20 per share, 780,000 shares of AdvancePCS's Class A Common Stock (subject to adjustment for certain dilutive events). The senior subordinated notes may be prepaid by AdvancePCS in whole at any time; however, if less than the entire outstanding principal amount is prepaid not more than an aggregate of $75,000 of the principal amount may be prepaid from the date of issuance. Upon any prepayment prior to October 2, 2002, the warrants attached to the senior subordinated notes will expire ratably, based on the amount prepaid. The senior subordinated notes and the preferred stock are recorded at their fair value at the date of issuance, based on an appraisal, of $200,000 and $231,000, respectively. The preferred stock is accounted for under the cost method for equity investments. No value has been assigned to the contingently exercisable warrants.

  Effective December 7, 2000, the Series A Preferred Stock is convertible, at Rite Aid's option, at $20 per share (subject to adjustment for certain dilutive events), into shares of Class B Common Stock of AdvancePCS

                     RITE AID CORPORATION AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)

(which are convertible into shares of Class A Common Stock which is publicly traded). The Series A Preferred Stock (and the Class B Common Stock) are entitled to share ratably with the Class A Common Stock in dividends declared. Holders of the Series A Preferred Stock (and of the Class B Common Stock issuable upon its conversion) have the right to elect two members of AdvancePCS's board of directors.

  The Company has the right to cause AdvancePCS to register the senior subordinated notes (and the attached warrants and the shares issuable upon exercise of the warrants) and the Series A Preferred Stock (and if converted, the shares issued upon conversion) for sale under the Securities Act of 1933. The Company has agreed not to sell more than 50% of the shares of Series A Preferred Stock (and the shares into which it may be converted) prior to October 2, 2002 unless the market price of AdvancePCS's Class A Common Stock averages at least $40 per share for 20 consecutive trading days after April 2, 2001.

  When the sale was consummated, the Company applied $575,000 of the cash portion of the proceeds to reduce the outstanding balances of the PCS credit facility and the PCS exchange debt, and pledged the Series A Preferred Stock (and all securities issuable upon its conversion) and the senior subordinated notes to the lenders under the PCS credit facility, the revolving credit (RCF) facility, and the exchange debt to secure the Company's obligations thereunder. The Company is required to use any net proceeds received from any sale of those securities to further repay the then outstanding balances of the PCS credit facility and the PCS exchange debt and, if repaid in full, to repay the then outstanding balances of the RCF credit facility and the RCF exchange debt.

  The PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of the PBM segment through October 2, 2000, the date of sale, are reflected separately from the results of continuing operations. The loss on the disposal of the PBM segment is $199,229. This loss includes net operating results of the PBM segment from July 12, 2000 to October 2, 2000, estimates for transaction expenses, estimates for the final settlement of the purchase price between the Company and AdvancePCS and final determination of fair value based on appraisals of the non-cash consideration received which resulted in a reduction in the loss of $156,000. The settlement of the purchase price could further reduce the loss. Summarized operating results of the PBM segment for the reporting periods ended October 2, 2000 and November 27, 1999, are as follows:

                                Five       Thirteen   Thirty-One  Thirty-Nine
                             Weeks Ended Weeks Ended  Weeks Ended Weeks Ended
                             October 2,  November 27, October 2,  November 27,
                                2000         1999        2000         1999
                             ----------- ------------ ----------- ------------
Net sales...................  $ 123,498    $367,252    $ 779,748   $1,011,988
Income (loss) from
 operations before income
 tax expense................        --       (3,394)      25,181       34,760
Income tax expense
 (benefit)..................        --       (3,390)      13,846       27,172
                              ---------    --------    ---------   ----------
Income (loss) from
 discontinued operations....        --           (4)      11,335        7,588
(Loss) reduction of loss on
 disposal before income tax
 expense....................    135,534         --      (199,963)         --
Income tax benefit..........        --          --           734          --
                              ---------    --------    ---------   ----------
(Loss) reduction of loss on
 disposal...................    135,534         --      (199,229)         --
                              ---------    --------    ---------   ----------
Total income (loss) from
 discontinued operations....  $ 135,534    $     (4)   $(187,894)  $    7,588
                              =========    ========    =========   ==========

  At February 26, 2000, the assets of PCS consisted of accounts receivable, property, plant and equipment and intangible assets. Net assets at February 26, 2000 are comprised of $390,053 of net current liabilities and $1,743,828 of net noncurrent assets.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 (Dollars in thousands, except share amounts)


  As a result of the decision to discontinue the operations of the Company's PBM segment, the Company recorded an increase to the tax valuation allowance and income tax expense of $146,916 in the thirty-nine week period ended November 25, 2000.

6. Restatements

  The financial statements for the thirteen and thirty-nine weeks ended November 27, 1999 have been restated to reflect various adjustments to the previously reported financial statements. See the Company's 2000 Form 10-K/A filed with the SEC on October 11, 2000 for further information. Additionally, the PBM segment has been reclassified as a discontinued operation. The following tables set forth the restated results of operations, net loss per share and the impact of reclassifying the PBM segment as a discontinued operation.

                                         For the Thirteen Weeks ended November 27, 1999
                          -------------------------------------------------------------------------------
                                                       Restated
                                        Restatement       as
                                       Adjustments as Previously
                              As         Previously    Reported      Further                      As
                          Originally    Reported in    in 2000     Restatement   Reclassifi- Restated and
                          Reported(1)   2000 10-K(2)    10-K(2)   Adjustments(3)  cations(4) Reclassified
                          -----------  -------------- ----------  -------------  ----------- ------------
Revenues................  $3,645,080       $1,310     $3,646,390      $  --       $(367,252)  $3,279,138
Costs and expenses
 excluding store closing
 and impairment
 charges................   3,868,261        1,310      3,869,571    (20,508)      (370,646)    3,478,417
Store closing and
 impairment charges.....      33,119          --          33,119         --             --        33,119
                          ----------       ------     ----------    --------      ---------   ----------
Income (Loss) from
 continuing operations
 before income taxes and
 cumulative effect of an
 accounting.............    (256,300)         --        (256,300)     20,508          3,394     (232,398)
Income tax (benefit)
 expense................      (4,015)         --          (4,015)     18,028          3,390       17,403
                          ----------       ------     ----------    --------      ---------   ----------
Income (Loss) from
 continuing operations..    (252,285)         --        (252,285)      2,480              4     (249,801)
Loss from discontinued
 operations, net of
 tax....................         --           --             --          --              (4)          (4)
                          ----------       ------     ----------    --------      ---------   ----------
Net income (loss).......  $ (252,285)      $  --      $ (252,285)   $  2,480      $     --    $ (249,805)
                          ==========       ======     ==========    ========      =========   ==========
Basic and diluted income
 (loss) per share:
 Net loss (5)...........  $    (1.01)      $  --      $    (1.01)   $   0.01      $     --    $    (1.00)
                          ==========       ======     ==========    ========      =========   ==========

                     RITE AID CORPORATION AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)


                                        For the Thirty-Nine Weeks ended November 27, 1999
                          ---------------------------------------------------------------------------------
                                        Restatement
                                       Adjustments as Restated as
                              As         Previously   Previously      Further                       As
                          Originally    Reported in   Reported in   Restatement   Reclassifi-  Restated and
                          Reported(1)   2000 10-K(2)  2000 10-K(2) Adjustments(3)  cations(4)  Reclassified
                          -----------  -------------- -----------  -------------  -----------  ------------
Revenues................  $10,775,871     $ 73,840    $10,849,711      $  --      $(1,011,988)  $9,837,723
Costs and expenses
 excluding store closing
 and impairment
 charges................   11,066,012      119,340     11,185,352     (83,698)      (977,228)   10,124,426
Store closing and
 impairment charges.....      117,451          --         117,451         --              --       117,451
                          -----------     --------    -----------     -------     -----------   ----------
Income (loss) from
 continuing operations
 before income taxes and
 cumulative effect of
 change in accounting
 method.................     (407,592)     (45,500)      (453,092)     83,698         (34,760)    (404,154)
Income tax expense
 (benefit)..............       11,102      (18,200)        (7,098)     14,434         (27,172)     (19,836)
                          -----------     --------    -----------     -------     -----------   ----------
Income (loss) from
 continuing operations
 before cumulative
 effect of change in
 accounting method......     (418,694)     (27,300)      (445,994)     69,264          (7,588)    (384,318)
Income from discontinued
 operations, net of
 tax....................          --           --             --          --            7,588        7,588
Cumulative effect of an
 accounting change, net
 of tax.................      (27,300)         --         (27,300)        --              --       (27,300)
                          -----------     --------    -----------     -------     -----------   ----------
Net income (loss).......  $  (445,994)    $(27,300)   $  (473,294)    $69,264     $       --    $ (404,030)
                          ===========     ========    ===========     =======     ===========   ==========
Basic and diluted income
 (loss) per share:
 Income (loss) from
 continuing operations..  $     (1.65)    $  (0.11)   $     (1.76)    $  0.27     $     (0.03)  $    (1.52)
Income from discontinued
 operations.............          --           --             --          --             0.03         0.03
Cumulative effect of an
 accounting change, net
 of tax.................        (0.11)         --           (0.11)        --              --         (0.11)
                          -----------     --------    -----------     -------     -----------   ----------
Net income (loss) (6)...  $     (1.76)    $  (0.11)   $     (1.87)    $  0.27     $       --         (1.60)
                          ===========     ========    ===========     =======     ===========   ==========

-------
(1) The amounts shown are as previously reported in the fiscal 2000 Form 10-Q for the thirteen and 39 weeks ended November 27, 1999 as filed on July 11, 2000.
(2) Reflects restatement adjustments previously reported in the Company's fiscal 2000 10-K as filed on July 11, 2000. For a description of the adjustments which resulted in the net loss and loss per share, see "Management's

                     RITE AID CORPORATION AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)

    Discussion and Analysis of Financial Condition and Results of Operations-Restatement of Historical Financial Statements" in the Company's Fiscal 2000 10K/A.
(3) To record adjustments identified subsequent to the filing of the Company's 2000 Form 10-K. Also, see notes 23 and 25 to the consolidated financial statements in the Company's Fiscal 2000 Form 10-K/A.
(4) To reclassify the PBM Segment as a discontinued operation and to reflect certain other reclassifications. See note 5 of the notes to the condensed consolidated financial statements.
(5) Net loss of $0.98 as previously reported in the fiscal 2000 Form 10-Q for the thirteen weeks ended November 27, 1999, and the fiscal 2000 Form 10-K, differs by $0.03 due to a typographical error.
(6) Net loss of $1.94 as previously reported in the fiscal 2000 Form 10-Q for the thirty nine weeks ended November 27, 1999, differs by $0.18 in the period reported and by $0.14 as previously reported in the fiscal 2000 10-K, due to typographical errors.

7. Store Closing and Impairment Charges

  Store closing and impairment charges consist of:

                                   Thirteen                 Thirty-Nine
                                  Weeks Ended               Weeks Ended
                           ------------------------- -------------------------
                           November 25, November 27, November 25, November 27,
                               2000         1999         2000         1999
                           ------------ ------------ ------------ ------------
Impairment charges........   $44,518      $27,127      $ 70,342     $ 84,068
Store lease exit costs....    22,601        5,992        23,703       33,383
Impairment of
 drugstore.com............    28,452           --       105,697           --
                             -------      -------      --------     --------
                             $95,571      $33,119      $199,742     $117,451
                             =======      =======      ========     ========

  Impairment Charges

  Impairment charges include non-cash charges of $44,518 and $27,127 for the thirteen weeks ended November 25, 2000 and November 27, 1999, respectively, for the impairment of long-lived assets (including allocable goodwill) at 142 and 26 stores, respectively. Impairment charges include non-cash charges of $70,342 and $84,068 for the thirty-nine weeks ended November 25, 2000 and November 27, 1999, respectively, for the impairment of long-lived assets (including allocable goodwill) at 244 and 185 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of the asset may not be recoverable.

  Store Lease Exit Costs

  Costs incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. As a result of focused efforts on cost recoveries for closed stores during fiscal 2001, the Company has experienced improved results, which has been reflected in the assumptions about future sublease income. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

                     RITE AID CORPORATION AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)


  A rollforward of the Company's lease exit liability follows:

                                    Thirteen                 Thirty-Nine
                                   Weeks Ended               Weeks Ended
                            ------------------------- -------------------------
                            November 25, November 27, November 25, November 27,
                                2000         1999         2000         1999
                            ------------ ------------ ------------ ------------
Balance--Beginning of
 Period....................   $200,057     $236,535     $212,812     $246,805
  Provision for present
   value of noncancellable
   lease payments of stores
   designate to be closed..     45,331       10,676       73,639       43,976
  Changes in assumptions
   about future sublease
   income, terminations,
   and changes in interest
   rates...................    (21,764)      (4,960)     (41,639)     (14,051)
  Reversals of reserves for
   stores that management
   has determined will
   remain open.............       (966)      (2,326)      (8,298)      (3,582)
  Interest accretion.......      2,760        2,816        8,751        8,329
  Cash payments, net of
   sublease income.........    (14,643)     (13,435)     (34,490)     (52,171)
                              --------     --------     --------     --------
Balance--End of Period.....   $210,775     $229,306     $210,775     $229,306
                              ========     ========     ========     ========

  Impairment of Drugstore .com

  The Company has an investment in the common stock of drugstore.com, which is accounted for under the equity method. The initial investment was valued based upon the initial public offering price of drugstore.com. During the second and third quarters ended August 26, 2000 and November 25, 2000, the Company recorded an impairment of its investment in drugstore.com. This write-down was based upon a decline in the market value of drugstore.com's stock that the Company believes to be other than temporary.

                     RITE AID CORPORATION AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)


8. Indebtedness, Credit Agreements and Lease Financing Obligations

  Following is a summary of indebtedness and lease financing obligations at November 25, 2000 and February 26, 2000:

                                                                     February
                                                       November 25,    26,
                                                           2000        2000
                                                       ------------ ----------
Commercial paper borrowings..........................   $       --  $  192,000
Term loan due 2000...................................           --     272,422
5.50% fixed-rate senior notes due 2000...............       76,926     200,000
6.70% notes due 2001.................................        7,818     350,000
5.25% convertible subordinated notes due 2002........      392,324     649,986
Senior Facility......................................      752,000          --
Revolving Credit facility due 2002 (amended and
 restated) ("RCF")...................................      730,268     716,073
Term loan due 2002 (amended and restated) ("PCS")....      622,574   1,300,000
Exchange Debt........................................      219,447          --
10.50% notes due 2002................................      465,256          --
6.00% dealer remarketable securities due 2003........      187,650     200,000
6.00% fixed-rate senior notes due 2005...............      200,000     200,000
7.625% senior notes due 2005.........................      200,000     200,000
7.125% notes due 2007................................      350,000     350,000
6.125% fixed-rate senior notes due 2008..............      150,000     150,000
6.875% senior debentures due 2013....................      200,000     200,000
5.875% to 10.475% industrial development bonds due
 through 2016........................................        4,958       5,196
7.70% notes due 2027.................................      300,000     300,000
6.875% fixed-rate senior notes due 2028..............      150,000     150,000
Lease financing obligations..........................    1,103,831   1,151,901
Other................................................        9,093      29,056
                                                        ----------  ----------
                                                         6,122,145   6,616,634
Short-term debt, current maturities of long-term debt
 and lease financing obligations.....................     (106,226)   (102,050)
                                                        ----------  ----------
Long-term debt and lease financing obligations, less
 current maturities..................................   $6,015,919  $6,514,584
                                                        ==========  ==========

  In June 2000, the Company entered into an interest rate swap contract that fixes the LIBOR component of $500 million of the Company's variable rate debt at 7.083% for a two-year period. In July 2000, the Company entered into an additional interest rate swap that fixes the LIBOR component of an additional $500 million of variable rate debt at 6.946% for a two-year period. The Company entered into these contracts to hedge its exposure to fluctuations in market interest rates. The differential to be paid or received as a result of these swap agreements is accrued as an adjustment to interest expense. At November 25, 2000, Rite Aid would have had to pay $10.3 million if the Company had terminated these contracts on that date.

Refinancings

  On June 14, 2000, the Company obtained a new $1,000,000 senior secured credit facility (the Senior Facility) from a syndicate of banks. The Senior Facility is guaranteed by substantially all of the Company's

                     RITE AID CORPORATION AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)

wholly-owned subsidiaries, and the banks have a security interest in substantially all of those subsidiaries' accounts receivable, inventory, and intellectual property and a security interest in certain of their real property. Of this amount, $500,000 is in the form of a term loan due in August 2002 with interest at LIBOR plus 3.00% and $500,000 is in the form of a revolving credit facility under the Senior Facility due in August 2002. Funds drawn under the term loan were used to repay $300,000 of drawings under the accounts receivable securitization program and to pay $200,000 for working capital and transaction expenses. Funds drawn under the revolving credit facility are used to fund current operations.

  On November 6, 2000, the Company entered into an amendment to the Senior Facility, which provided additional term loans of $100,000. In addition, certain coverage ratios were amended. The Company incurred fees of $3,528 in connection with the amendment, which are being amortized over the period of the new term loans.

  The Senior Facility, as amended on November 6, 2000, contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The facility requires the Company to meet various financial ratios and limits capital expenditures. The Company was in compliance with its debt covenants as of November 25, 2000. For the three quarters ending March 3, 2001, covenants require the company to maintain a minimum interest coverage ratio and a minimum fixed charge coverage ratio of .95:1, increasing to a minimum interest coverage ratio of 1.40:1 and a minimum fixed charge ratio of 1.91:1 for the four quarters ending June 1, 2002. For the three fiscal quarters ending
March 3, 2001, the Company must maintain consolidated EBITDA (as defined in the Senior Facility) of no less than $364,000, increasing to $720,000 for the four fiscal quarters ending on June 1, 2002. For the three fiscal quarters ending March 3, 2001, capital expenditures are limited to $186,000, increasing to $243,000 for the four fiscal quarters ending June 1, 2002.

  In connection with the above refinancing on June 14, 2000, the Company exchanged $52,500 of its 5.50% fixed-rate senior notes due in December 2000 and $321,800 of its 6.70% notes due in December 2001 for $374,300 of 10.50% senior secured notes due 2002. The Company arranged with certain financial institutions to refinance $93,200 of the 5.5% notes when they become due with the 10.50% senior secured notes due 2002. These financial institutions purchased $16,710 of the 5.5% notes and $20,390 of the 6.7% notes on July 27, 2000, and $53,814 of the 5.5% notes on September 13, 2000, and exchanged the purchased notes with the Company for the 10.50% senior secured notes due 2002. The remaining 5.5% notes were retired in December 2000 with the Company's general corporate funds and the remaining forward purchase commitment. The Company recognized an aggregate loss of $6,200 in connection with the refinancing.

  On June 14, 2000, the Company exchanged certain credit facility debt with a carrying amount of $284,820 for 51,785,434 shares of the Company's common stock and extended the maturity of its remaining $2,147,188 of bank debt from November 1, 2000 to August, 2002. As a result of this exchange, the Company recognized a gain of $11,400, an increase of $51,785 in common stock and an increase of $220,088 in paid in capital, in the second quarter of 2001. After applying $575,000 of the cash proceeds from the sale of PCS to these credit facilities, the remaining amount of this bank debt maturing in August 2002 is $1,572,289.

  On June 26, 2000, the Company exchanged a total of 17,779,000 shares of Rite Aid common stock for $177,790 principal amount of the 5.25% convertible subordinated notes due 2002. As a result of this exchange, the Company recognized a loss of $89,000, an increase of $17,779 in common stock and an increase of $247,847 in paid in capital, in the second quarter of 2001.

                     RITE AID CORPORATION AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)

  On November 10, 2000, the Company exchanged a total of 9,222,200 shares of Rite Aid common stock for $79,872 principal amount of the 5.25% convertible subordinated notes due 2002, and $12,350 of its 6.00% dealer remarketable securities due 2003. As a result of these exchanges, the Company recognized a net loss of $8,306, an increase of $9,222 in common stock and an increase of $91,248 in paid in capital, in the third quarter of 2001.

9. Stockholders' Equity

  On October 27, 1999, the Company issued 3,000,000 shares of Series A cumulative pay-in-kind preferred stock ("Series A Preferred Stock") at $100 per share. It subsequently exchanged all 3,000,000 shares of Series A Preferred Stock for 3,000,000 shares of Series B cumulative pay-in-kind preferred stock ("Series B Preferred Stock"). The Series B Preferred Stock, when issued, was convertible into shares of the Company's common stock at a conversion price of $11.00 per share of common stock. The conversion price of the Series B Preferred Stock was subject to adjustment if the Company issued common stock before October 27, 2000 at a per share price that was less than the then current conversion price of the Series B Preferred Stock and in certain other circumstances. In connection with the refinancing effected on June 14, 2000, the Company issued common stock at a per share price of $5.50. As a result of this issuance, the per share conversion price for the Series B Preferred Stock was adjusted to $5.50. As a result of this adjustment the Company increased its paid in capital, its accumulated deficit, and its loss attributable to common stockholders by $160.9 million in June 2000 (representing the difference between $5.50 and the market price of the Company's common stock on the original date of issuance of the Series A Preferred Stock) in correspondence with the sale of stock by the investee.

  For the thirty nine weeks ended November 25, 2000 the Company recognized an increase to its investment in drugstore.com of $14,402 and a corresponding increase to paid in capital, in connection with equity transactions of the investee.

  In June 2000, the Company issued 2,248,818 shares of restricted stock to certain key executives. The Company recorded the issuances at fair value on the date of grant of $17,428. Compensation expense related to all restricted stock grants is being recorded over a one to three year vesting period of these grants. For the thirty-nine weeks ended November 25, 2000 the Company recognized $9,659 of expense related to restricted shares.

  In November 2000, the Company changed the exercise price of 16.8 million stock options issued after December 4, 1999 to $2.75 per share, which represents fair market value of a share of common stock on the date of the repricing. In connection with the re-pricing, the Company recognizes compensation expense, representing the change in market value subsequent to the repricing for those shares over the vesting period. As a result of the repricing, compensation expense for these options are accounted for using variable plan accounting. Under variable plan accounting, subsequent changes in the market value of the Company's stock during the option period, or until exercised, will generate changes in the compensation expense recognized on the re-priced options.

10. Commitments and Contingencies

  Legal proceedings

  The Company is party to numerous legal proceedings, as described below. An unfavorable resolution of certain of these matters could materially adversely effect the Company's results of operations, financial position and cash flows.

                     RITE AID CORPORATION AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)

  Federal investigations

  There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving the Company's financial reporting and other matters. The Company is cooperating fully with the SEC and the United States Attorney.

  The U.S. Department of Labor has commenced an investigation of matters relating to the Company's employee benefit plans, including its principal 401(k) plan, which permitted employees to purchase the Company's common stock. Purchases of the Company's common stock under the plan were suspended in October 1999. The Company is cooperating fully with the Department of Labor.

  These federal investigations are ongoing and the Company cannot predict their outcomes. If the Company were convicted of any crime, certain contracts and licenses that are material to its operations may be revoked, which would have a material adverse effect on results of operations and financial condition. In addition, substantial penalties, damages or other monetary remedies assessed against the Company could also have a material adverse effect on the Company's results of operations, financial condition and cash flows.

  Stockholder litigation

  The Company, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased the Company's securities on the open market between May 2, 1997 and November 10, 1999. All of these cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, the Company announced that it has reached an agreement to settle the consolidated securities class action lawsuits pending against it in the U.S. District Court for the Eastern District of Pennsylvania and the derivative lawsuits pending there and in the U.S. District Court of Delaware. Under the agreement, which must be approved by the courts, the Company will pay $45 million in cash, which will be fully funded by its officers' and directors' liability insurance, and issue shares of common stock in 2002. The shares will be valued over a 10 day trading period in January 2002. If the value determined is at least $7.75 per share, the Company will issue 20 million shares, which could result in the Company recording additional expense related to the settlement. If the value determined is less than $7.75 per share, the Company has the option to deliver any combination of common stock, cash and short-term notes, with a total value of $155 million. As additional consideration for the settlement, the Company will assign to the plaintiffs all of its claims against the above named executives and KPMG LLP. As a result of this settlement in the thirteen week period ended November 25, 2000, the Company recorded $20 million as a credit to SG&A to adjust the reserve on this litigation to $155 million. This reserve is included in other non-current liabilities in the accompanying balance sheet.

  Drug pricing and reimbursement matters

  Purported federal class actions lawsuits have been filed against the Company in Alabama and California and purported state class actions have been filed against the Company in New Jersey, New York, Oregon, and Pennsylvania. In all of the class actions the plaintiffs allege that the Company's former practice of allowing its pharmacists the discretion to charge non-uniform prices through the use of positive overrides for cash purchases of prescription drugs was unlawful and none of those class actions specify damages. The Company has asserted

                     RITE AID CORPORATION AND SUBSIDIARIES

          (Dollars in thousands, except share and per share amounts)
                                  (unaudited)

in court filings that its imposition of positive overrides was a legitimate utilization of non-uniform pricing similarly engaged in by many other sectors of retail commerce. The Company filed motions to dismiss each of the uncertified class action complaints for failure to state a claim for which relief could be granted. The Company's arguments have prevailed in each of the cases in which a court decision has been rendered thus far, other than the California case. On December 27, 1999, the United States District Court for the Northern District of Alabama dismissed the federal RICO claims against the Company with prejudice and the plaintiffs later filed an appeal with the Eleventh Circuit. On November 2, 2000, the United States Court of Appeals for the Eleventh Circuit affirmed the action of the United States District Court for Northern District of Alabama dismissing the federal RICO claims asserted in a purported class action lawsuit alleging that certain of the Company's non-uniform pricing practices for cash prescription purchases were unlawful. On May 21, 2000, an Oregon State court judge granted the Company's motion to dismiss the purported class action there with prejudice. On June 27, 2000, a New Jersey State court dismissed that class action there. On August 16, 2000, a Pennsylvania State court dismissed that class action with prejudice. A motion to dismiss the state class action in New York is currently pending. On October 5, 2000, the Company settled, for an immaterial amount, and without admitting any violation of law, the allegation by the Attorney General of Florida that its non-uniform pricing policy for cash prescription purchases was unlawful under Florida law.

  The Company believes that the remaining positive override lawsuits are without merit under applicable state consumer protection laws. As a result, the Company intends to continue to vigorously defend each of the pending actions and does not anticipate, if fully adjudicated, that any of the lawsuits will result in an award of damages. However, such an outcome for each of the actions cannot be assured and a ruling against the Company could have a material adverse effect on the financial position and operations of the Company as well as necessitate substantial additional expenditures to cover legal costs as it pursues all available defenses.

  The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the Department of Justice. The Company believes that these investigations are similar to investigations that were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirements of applicable law and intends to fully cooperate with these investigations. The Company cannot, however, predict their outcomes at this time.

  If any of these cases result in a substantial monetary judgment against the Company or is settled on unfavorable terms, the Company's results of operations, financial position and cash flows could be materially adversely affected.

  Other

  In addition, the Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of management, these matters are covered adequately by insurance or, if not so covered, are without merit or are of such nature or involve such amounts as would not have a material adverse effect on the Company's financial condition, cash flow or results of operations if decided adversely. The Company does not believe, regardless of insurance coverage, that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations and cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Our current executive management team was hired in December 1999 following the departure of our former chief executive officer. The company confronted numerous operational and liquidity problems at that time. The aggressive growth strategy pursued by the former management had significantly increased the company's indebtedness and there were severe short-term liquidity problems. The reliability of the financial reporting system was in doubt because the company had announced the need to restate its previously reported operating results. Finally, our store operations were experiencing substantial difficulties and there was a serious decline in customer traffic.

  In the past year, we have taken significant steps to address the challenges that faced the company in late 1999. The immediate liquidity needs have been addressed and our financial condition has been stabilized through a series of refinancing transactions, as described in greater detail below. We have had a new audit of our financial statements completed, and are restoring credibility to our financial reporting system. Finally, we have made adjustments to our store operations and have begun to experience consistent growth in our same store sales.

  The company continues to have significant operational and financial challenges and there are a number of risk factors that will affect our results of operations on a going forward basis. Certain of these key factors are discussed below. A more complete discussion can be found in our Fiscal 2000 Form 10-K/A, including a discussion of certain risk factors, which appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Future Results."

  Maturing Store Base. Since the beginning of fiscal 1998, Rite Aid has built 377 new stores, relocated 770 stores and closed 856 stores. These new and relocated stores represent approximately 30.6% of the company's total stores at November 25, 2000. The new and relocated stores opened in recent years are generally larger, free standing stores with higher operating expenses than our older stores. New stores generally do not become profitable until a critical mass of customers is developed. Relocated stores also must attract additional customers to achieve comparable profitability to the store that was replaced. We believe that the period of time required for a new store to achieve profitable operations is generally two to four years. This period can vary significantly based on the location of a particular store and on other factors, including the investments made in purchasing prescription files for the location and advertising. Our recent liquidity constraints have limited our ability to purchase prescription files and make other investments to promote the development of our new and relocated stores. We believe that our relatively high percentage of new and relocated stores is a significant factor in recent operating results. However, we believe that as these newer stores mature they should gain the critical mass of customers needed for profitable operations. This continuing maturation should positively affect the company's operating performance in future periods. If we are not able to improve the performance of these new and relocated stores it will adversely affect our ability to restore the profitability of our operations.

  Substantial Investigation Expenses. Rite Aid has incurred substantial costs in connection with the process of reviewing, reconciling and restating its books and records, the investigation of its prior accounting practices and the preparation of its audited financial statements. Included in these expenses are the costs of the Deloitte & Touche LLP audit, the investigation by the law firm of Swidler Berlin Shereff Friedman LLP, assisted by Deloitte & Touche LLP, and the costs of retaining Arthur Andersen LLP to assist management in reviewing and reconciling its books and records. Management currently estimates that these costs will total approximately $94.0 million, of which $73.4 million was incurred in the first three fiscal quarters of fiscal 2001. Rite Aid anticipates that it will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which it is subject.

  Dilutive Equity Issuances. At November 25, 2000, 341,230,563 shares of common stock were outstanding and an additional 105,888,000 shares of common stock were issuable upon the exercise or conversion of outstanding stock options, warrants, notes or preferred stock. During the third quarter, we issued an additional 9.2 million shares of common stock to retire $92.2 million of indebtedness. We also agreed to issue common stock to settle our securities class action lawsuit. Under the terms of the settlement, which is subject to the approval of the courts, the company's insurers will pay $45 million in cash and the company will issue shares of its common stock in 2002. The shares will be valued over a ten day period in January, 2002. If the price determined is at least $7.75 per share, the company will issue 20 million shares of its common stock. If the value determined is less than $7.75 per share, the company has the option to deliver any combination of common stock, cash and short term notes with a total value of $155 million. If the company is not in a position to utilize cash or notes in order to satisfy this obligation, it could be required to deliver a substantially larger amount of its common stock. In light of the company's substantial leverage and liquidity constraints, management will continue to consider opportunities to use the company's equity securities to discharge debt or other obligations that may arise. Such issuances may have a dilutive effect on the outstanding shares of common stock.

  Accounting Systems. Following its review of the company's books and records, management concluded that further steps were needed to establish and maintain the adequacy of its internal accounting systems and controls. In connection with the audit of the company's financial statements, Deloitte & Touche LLP advised Rite Aid that it believed there were numerous "reportable conditions" under the standards established by the American Institute of Certified Public Accountants which relate to the company's accounting systems and controls and could adversely affect the company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Management's long-term strategy includes a comprehensive plan to develop, implement and maintain adequate and reliable accounting systems and controls which address the reportable conditions identified by Deloitte & Touche LLP.

Results of Operations

Consolidated Revenues
-------------------------------------------------------------------------------

                                  Thirteen                 Thirty-nine
                                 Weeks Ended               Weeks Ended
                           ------------------------  -------------------------
                            November   November 27,   November    November 27,
                            25, 2000       1999       25, 2000        1999
                           ----------  ------------  -----------  ------------
                                        (dollars in thousands)
Sales....................  $3,531,691   $3,279,138   $10,413,346   $9,837,723
Sales growth.............         7.7%         5.4%          5.9%         7.5%
Same store sales growth..        10.0%         8.5%          8.5%         9.0%
Pharmacy sales growth....         9.1%        14.7%          8.0%        17.4%
Same store pharmacy sales
 growth..................        11.0%        15.2%         10.3%        18.1%
Pharmacy as a % of total
 sales...................        60.3%        59.5%         60.0%        58.9%
Third party sales as a %
 of total pharmacy
 Sales...................        90.7%        88.1%         90.1%        87.6%
Front-end sales growth...         5.5%         0.1%          3.2%        (2.0)%
Same store front end
 sales growth............         8.4%        (0.2)%         5.9%        (2.2)%
Front end sales as a % of
 total sales.............        39.7%        40.5%         40.0%        41.1%
Store data:
Total stores (beginning
 of period)..............       3,767        3,854         3,802        3,870
New stores...............           0           22             5           65
Closed stores............         (25)         (50)          (65)        (143)
Store acquisitions, net..           0            2             0           36
Total stores (end of
 period).................       3,742        3,828         3,742        3,828
Relocated stores.........          14           55            57          164
-------------------------------------------------------------------------------

  The 7.7% and 5.9% growth in sales for the thirteen and thirty-nine week periods ended November 25, 2000 was primarily due to strong same store sales growth of 10.0% and 8.5 % for the quarter and year-to-date periods, respectively, partially offset by a decrease in total store count.

  For the thirteen and thirty-nine week periods ended November 25, 2000, prescription drug revenues led sales growth with same-store sales increases of 11.0% and 10.3%, respectively. The increases in same store sales growth were due to increases in the average transaction size and, to a lesser extent, increased prescription counts. Our pharmacy sales growth continued to benefit from previously purchased prescription files from independent pharmacies and favorable industry trends. These trends include an aging American population with many "baby boomers" now in their fifties and consuming a greater number of prescription drugs. The use of pharmaceuticals as the treatment of choice for a growing number of healthcare problems and the introduction of a number of successful new prescription drugs also contributes to the growing demand for pharmaceutical products.

  Front-end sales, which include all non-prescription sales such as seasonal merchandise, convenience items and food, also had strong same store sales growth in the thirteen and thirty-nine week periods ended November 25, 2000, increasing 8.4% and 5.9%, respectively. The same store sales increase was primarily a result of the initiatives put into place, which included, among other things, lowering prices on key items, distributing a nationwide weekly advertising circular, expanding certain product categories and improving general store conditions.

Costs and Expenses
-------------------------------------------------------------------------------

                                     Thirteen                 Thirty-Nine
                                    Weeks Ended               Weeks Ended
                             ------------------------- -------------------------
                             November 25, November 27, November 25, November 27,
                                 2000         1999         2000         1999
                             ------------ ------------ ------------ ------------
                                           (dollars in thousands)
Cost of goods sold.........   $2,713,988   $2,521,365   $8,005,474   $7,425,434
Gross profit...............      817,703      757,773    2,407,872    2,412,289
Gross margin...............         23.2%        23.1%        23.1%        24.5%
Selling, general and
 administrative expenses...      797,409      791,068    2,494,125    2,315,469
Selling, general and
 administrative expenses as
 a percentage of revenues..         22.6%        24.1%        24.0%        23.5%
Goodwill amortization......        5,058        6,096       16,759       18,360
Interest expense...........      146,122      159,888      499,871      365,297
Store closing and
 impairment charges........       95,571       33,119      199,742      117,451
Loss on debt conversions
 and modifications, net....        8,306          --        92,095          --
Share of loss (income) from
 equity investment.........        6,484          --        30,554         (134)
--------------------------------------------------------------------------------

  Cost of Goods Sold

  Gross margin was 23.2% for the thirteen week period ended November 25, 2000 compared to 23.1% for the same period in the prior year. Although gross margin is flat, it was negatively impacted by the continuing trend of increased third party reimbursed prescription sales as a percent of total prescription sales and the higher promotional costs resulting from the company's new weekly advertising circular program. The increase in third party prescription sales had a negative impact on gross margin rates because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical, and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Third party sales as a percentage of total pharmacy sales were 90.7% and 88.1% for the thirteen weeks ended November 25, 2000 and November 27, 1999, respectively. Offsetting this trend was lower product costs and lower product return costs.

  Gross margin was 23.1% for the thirty-nine week period ended November 25, 2000 compared to 24.5% for the same period in the prior year. Negatively impacting gross margin for the current year thirty-nine week period was the continuing trend of increased third-party reimbursed prescription sales as a percentage of total prescription sales and the higher promotional costs resulting from the company's new weekly advertising circular program. Third-party sales as a percentage of total pharmacy sales were 90.1% and 87.6% for the thirty-nine weeks ended November 25, 2000 and November 27, 1999, respectively.

  The company uses the last-in, first-out (LIFO) method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $10.8 million and $22.4 million for the thirteen and thirty-nine week periods ended November 25, 2000, respectively, versus $9.1 million and $27.3 million for the thirteen and thirty-nine week periods ended November 27, 1999, respectively.

  Selling, General and Administrative Expenses

  The selling, general and administrative expense ("SG&A") for the thirteen weeks ended November 25, 2000 includes expenses of $21.9 million incurred in connection with the restatement of the company's historical financial statements primarily offset by a $20 million increase in estimated insurance recovery related to the settlement of the shareholder's class action lawsuit. If these nonoperating items are excluded, the company's SG&A as a percentage of revenues would have been 22.6% in the thirteen weeks ended November 25, 2000. SG&A for the thirteen weeks ended November 27, 1999 includes an $80.0 million gain on the sale of certain stores in the third quarter for fiscal 2000. Excluding this nonoperating item results in an adjusted SG&A as a percentage of revenue of 26.6% in the thirteen weeks ended November 27, 1999. SG&A on an adjusted basis in the thirteen week period of the current fiscal year of 22.6% compares favorably to the adjusted 26.6% of the prior year's comparable period because of decreased labor charges, lower depreciation expense resulting from a net reduction of our store count, the absence of higher depreciation expense recorded in the prior year due to the reduction of depreciable assets in the impaired stores and a better leveraging of fixed SG&A costs resulting from our higher same store sales volume. The improvements were partially offset by $5.3 million of charges incurred in the thirteen weeks ended November 25, 2000 resulting from amortization of costs related to previously granted restricted stock.

SG&A for the thirty-nine weeks ended November 25, 2000 includes expenses of $73.4 million incurred in connection with the restatement of the company's historical financial statements partially offset by a $20 million increase in estimated insurance recovery related to the settlement of the shareholder's class action lawsuit and $12.3 million received related to the partial settlement of litigation with certain drug manufacturers. If these nonoperating items are excluded, the Company's SG&A as a percentage of revenues would have been 23.6% in the thirty-nine week period ended November 25, 2000. SG&A for the thirty-nine weeks ended November 27, 1999 includes the reversal of stock appreciation rights accrued expense of $44.6 million and a gain of $80.0 million recognized in fiscal 2000 for the sale of stores. Excluding these nonoperating items results in an adjusted SG&A as a percentage of revenue of 24.8% in the thirty-nine week period ended November 27, 1999. SG&A on an adjusted basis in the thirty-nine week period of the current fiscal year of 23.6% compares favorably to the adjusted 24.8% of the prior year's comparable period because of decreased labor charges, lower depreciation expense resulting from a net reduction of our store count and the better leveraging of fixed SG&A costs resulting from our higher same store sales volume.

  Interest Expense

  Interest expense was $146.1 million for the thirteen week period ended November 25, 2000, compared to $159.9 million in the thirteen week period ended November 27, 1999. The decrease was primarily due to the reversal (resulting from the settlement of a contract) of $20 million of previously amortized cost of issuance related to financing effected in October 1999. Also contributing to the expense decrease is the paydown of $575.0 million on the PCS facility, utilizing proceeds from the sale of the PBM segment. These decreases are partially offset by higher interest rates. The weighted average interest rates, excluding capital leases, on the Company's indebtedness for the thirteen weeks ended November 25, 2000 and November 27, 1999 were 8.60% and 6.99%, respectively.

  Interest expense was $499.9 million for the thirty-nine week period ended November 25, 2000 compared to $365.3 million in the thirty-nine week period ended November 27, 1999. The increase in interest expense in fiscal 2001 is due to higher levels of indebtedness throughout the period and higher interest rates, partially offset by interest savings on debt that was converted to equity in the second and third quarters of fiscal 2001.

  Store Closing and Impairment Charges

Store closing and impairment charges consist of:

                                   Thirteen                 Thirty-nine
                                  Weeks Ended               Weeks Ended
                           ------------------------- -------------------------
                           November 25, November 27, November 25, November 27,
                               2000         1999         2000         1999
                           ------------ ------------ ------------ ------------
                                         (dollars in thousands)
Impairment charges........   $ 44,518     $27,127      $ 70,342     $ 84,068
Store lease exit costs....     22,601       5,992        23,703       33,383
Impairment of
 drugstore.com............     28,452          --       105,697           --
                             --------     -------      --------     --------
                             $ 95,571     $33,119      $199,742     $117,451
                             ========     =======      ========     ========

  Impairment Charges. Impairment charges include non-cash charges of $44.5 million and $27.1 million for the thirteen weeks ended November 25, 2000 and November 27, 1999, respectively, for the impairment of long-lived assets (including allocable goodwill) at 142 and 26 stores, respectively. Impairment charges include non-cash charges of $70.3 million and $84.1 million for the thirty-nine weeks ended November 25, 2000 and November 27, 1999, respectively, for the impairment of long-lived assets (including allocable goodwill) at 244 and 185 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

  Store Lease Exit Costs. Costs incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The company calculates its liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs form the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable leases terminations. As a result of focused efforts on cost recoveries for closed stores during fiscal 2001, the company has experienced improved results, which has been reflected in the assumptions about future sublease income. This liability is discounted using a risk-free rate of interest. The company evaluates these assumptions each quarter and adjusts the liability accordingly.

A rollforward of the company's lease exit liability follows:

                                            Thirteen           Thirty-nine
                                           Weeks Ended         Weeks Ended
                                        ------------------  ------------------
                                        November  November  November  November
                                        25, 2000  27, 1999  25, 2000  27, 1999
                                        --------  --------  --------  --------
                                              (dollars in thousands)
Balance--Beginning of Period..........  $200,057  $236,535  $212,812  $246,805
Provision for present value of
 noncancellable lease payments of
 stores designated to be closed.......    45,331    10,676    73,639    43,976
Changes in assumptions about future
 sublease income, terminations, and
 changes in interest rates............  (21,764)   (4,960)  (41,639)  (14,051)
Reversals of reserves for stores that
 management has determined will remain
 open.................................     (966)   (2,326)   (8,298)   (3,582)
Interest accretion....................     2,760     2,816     8,751     8,329
Cash payments, net of sublease
 income...............................   (14,643)  (13,435)  (34,490)  (52,171)
                                        --------  --------  --------  --------
Balance--End of Period................  $210,775  $229,306  $210,775  $229,306
                                        ========  ========  ========  ========

  Impairment of Drugstore.com. The company has an investment in the common stock of drugstore.com, which is accounted for under the equity method. The initial investment was valued based upon the initial public offering price of drugstore.com. During the second and third quarters of fiscal 2001, the company recorded an impairment of its investment in drugstore.com. This write-down was based on a decline in the market value of drugstore.com's stock that the company believes to be other-than-temporary.

  Income Taxes

  The company had net losses for the thirteen and thirty-nine week periods ended November 25, 2000 and November 27, 1999. The full benefit of the net operating losses generated in the thirteen week period ended November 25, 2000 has been fully offset and the thirteen week period ended November 27, 1999 has been partially offset by a valuation allowance based on management's determination that, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be utilized.

  The income tax provision for the thirteen and thirty-nine week periods ended November 25, 2000 reflects the effect of the decision to sell PCS and to discontinue the operations of the company's PBM segment. As a result of the decision to dispose of the PBM segment, the company recognized an increase in the valuation allowance of $146.9 million in the first quarter of fiscal 2001.

  Other Significant Charges

  The net loss for the thirteen week period ended November 25, 2000 and November 27, 1999 was $105.7 million and $249.8 million, respectively. The net loss for the thirty-nine week period ended November 25, 2000 and November 27, 1999 was $1,257.6 million and $404.0 million, respectively. In addition to the operational matters discussed above, our results in the current fiscal year have been adversely affected by other significant charges. As indicated, we recorded a reduction of loss (loss) net of taxes of $135.5 million and ($199.2) million on the disposal of the PBM segment, for the thirteen week and thirty-nine week periods ended November 25, 2000, respectively. As a result of the decision to dispose of the PBM segment the company recognized an increase in the income tax valuation allowance of $146.9 million for the thirty-nine week period ended November 25, 2000. We also recorded a pre-tax loss of $8.3 million and $92.1 million on debt conversions and modifications in the thirteen and thirty-nine week periods ended November 25, 2000, respectively. Finally, we recorded a pre-tax loss of $28.5 million and $105.7 million relating to the impairment of our investment in drugstore.com in the thirteen and thirty-nine week periods ended November 25, 2000, as well as losses of $6.5 million and $30.6 million representing our share of the drugstore.com losses, in the thirteen week and thirty-nine week periods of the current year, respectively.

Liquidity and Capital Resources

  Rite Aid's primary sources of liquidity is the revolving credit facility under our new senior secured credit facility. We may also generate liquidity from the sale of assets, including sale-leaseback transactions, the issuance of debt and equity securities and potential additional borrowings. During the thirty-nine weeks ended November 25, 2000, operations used cash which was funded with borrowings under our credit facilities. The company's principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, and to provide funds for capital expenditures.

Credit Facilities and Debt Restructuring

  In June 2000, a major financial restructuring was completed that extended the maturity dates of a substantial amount of our debt until at least August 2002 and converted a portion of our debt to equity. These refinancing transactions and subsequent transactions affecting our capitalization are described below.

  Senior Secured Credit Facility. In June 2000 we entered into a new $1.0 billion syndicated senior secured credit facility was entered into with a syndicate of banks led by Citibank N.A., as agent. The new facility matures on August 1, 2002 and originally consisted of a $500.0 million term loan facility and a $500.0 million revolving credit facility. The term facility borrowings were used to terminate an accounts receivable securitization facility and repurchase $300.0 million of unpaid receivables thereunder, to fund $66.4 million of transaction costs relating to the financial restructuring and to provide $133.6 million of cash for general corporate purposes. On November 6, 2000, Rite Aid entered into an amendment of the senior secured credit facility, which provided us with $100.0 million of additional term loans which were also used for general corporate purposes. The revolving facility is available for working capital requirements, capital expenditures and general corporate purposes. Borrowings under the facilities generally bear interest either at LIBOR plus 3.0%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.0%. For additional information about the interest rates applicable to our credit facilities, see "Quantitative and Qualitative Disclosures about Market Risks" below.

  We are required to pay fees of 0.50% per annum on the daily unused amount of the commitment. Substantially all of the company's wholly owned subsidiaries guaranteed the obligations under the senior secured credit facility. These subsidiary guarantees are secured by a first priority lien on the inventory, accounts receivable, intellectual property and some of the real estate assets of the subsidiary guarantors. The company's direct obligations under the senior credit facility are unsecured.

  The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The facility requires us to meet various financial ratios and limits capital expenditures. In connection with the additional term loan borrowings, on November 6, 2000 the company also amended certain of the financial covenants in this facility to conform to the less restrictive covenants in our other debt agreements for a limited period of time. For the three quarters ending March 3, 2001, our covenants require us to maintain a minimum interest coverage ratio and a minimum fixed charge coverage ratio of .95:1, increasing to a minimum interest coverage ratio of 1.40:1 and a minimum fixed charge ratio of 1.19:1 for the four quarters ending June 1, 2002. For the three fiscal quarters ending March 3, 2001, we must maintain consolidated EBITDA (as defined in the senior secured credit facility) of no less than $364.0 million, increasing to $720.0 million for the four fiscal quarters ending on June 1, 2002. Our EBITDA (as so defined) was $140.2 million and $294.0 million for the thirteen and thirty-nine weeks ended November 25, 2000, respectively. For the three fiscal quarters ending March 3, 2001, our capital expenditures are limited to $186.0 million, increasing to $243.0 million for the four fiscal quarters ending June 1, 2002.

  The senior secured credit facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of the company's debt to accelerate the maturity of debt having a principal amount of $25.0 million or more.

  Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. At November 25, 2000, the $600.0 million term loan facility was fully drawn and we had $335.3 million in additional available borrowing capacity under the revolving facility.

  PCS, RCF and Related Exchange Debt Facilities. In June 2000 we extended the maturity dates of our RCF credit facility and our PCS credit facility to August 2002. Borrowings under the PCS credit facility bear interest at LIBOR plus 3.25% and borrowings under the RCF credit facility bear interest at LIBOR plus 3.75%. These credit facilities contain restrictive covenants that place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale-leaseback transactions. These credit facilities also require us to satisfy financial covenants that are generally slightly less restrictive than the covenants in the senior secured credit facility. The facilities also limit the amount of our capital expenditures to $125.0 million for the two quarters ended November 25, 2000, increasing to $243.0 million for the four quarters ending June 1, 2002. Under the terms of these facilities, after giving effect to the $100 million increase in the term loan, we are permitted to incur up to an additional $35 million of indebtedness under the senior secured credit facility without the further consent of the lenders. The PCS credit facility was originally secured by a first lien on the stock of PCS and the RCF credit facility was originally secured by a first lien on the stock of drugstore.com and a second lien on the stock of PCS. Any amounts repaid under these facilities with the proceeds of asset sales may not be reborrowed.

  As part of our restructuring, certain affiliates of J.P. Morgan, which had lent us $300.0 million under a demand note in June 1999 and was also a lender under the RCF and PCS credit facilities, together with certain other lenders under the two credit facilities, agreed to exchange $274.8 million of their loans for a new secured exchange debt obligation. The terms of the exchange debt are substantially the same as the terms of our RCF and PCS credit facilities and the interest rate is currently LIBOR plus 3.25%. The lenders of the RCF and PCS credit facilities have the same collateral as they did with respect to their loans under the credit facilities or demand note, as applicable, and also received a first lien on our prescription files.

  Upon consummation of the sale of PCS on October 2, 2000, we applied $575.0 million of the cash portion of the proceeds, to reduce the outstanding balances of the PCS credit facility and the PCS exchange debt. We pledged the series A preferred stock and the senior subordinated notes of AdvancePCS to the lenders under the PCS credit facility and RCF credit facility, and the related exchange debt to secure our obligations thereunder. The company is required to use any net proceeds received from any sale of those securities to further repay the then outstanding balance of the PCS credit facility and the PCS exchange debt and, once this facility has been repaid in full, to repay the then outstanding balance of the RCF credit facility and the RCF exchange debt. At November 25, 2000 we had $1.6 billion of borrowings outstanding under the PCS, RCF and related exchange debt facilities.

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

  Commercial Paper. Until September 24, 1999, we issued commercial paper supported by unused credit commitments to supplement cash generated by operations. Since the loss of our investment grade rating in fiscal 2000, we are no longer able to issue commercial paper. Our outstanding commercial paper amounted to $192.0 million at February 26, 2000. All remaining commercial paper obligations were repaid in March 2000.

  Debt Covenants. We were in compliance with the covenants of the senior secured credit facility and our other credit facilities and debt instruments as of November 25, 2000. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants during the remainder of fiscal 2001. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt covenants. As we monitor future performance and developments, we may, from time-to-time, pursue modifications or waivers with respect to particular covenants as we deem appropriate. Although we believe that our relations with principal lenders are generally good, there can be no assurance that any such modifications or waivers, if sought, would be obtained.

  Exchange Offers. In June 2000, we completed the exchange of $52.5 million of our 5.5% notes due December 2000 and $321.8 million of our 6.7% notes due December 2001 for an aggregate of $374.3 million of our new 10.5% senior secured notes due September 2002. After the exchange, $147.5 million of the 5.5% notes due December 2000 and $28.2 million of the 6.7% notes due December 2001 remained outstanding. In connection with the exchange, we entered into a forward purchase agreement to sell $93.2 million of our 10.5% senior secured notes due September 2002 to certain financial institutions. These financial institutions purchased $16.7 million of the 5.5% notes and $20.4 million of the 6.7% notes on July 27, 2000, and $53.8 million of the 5.5% notes on September 13, 2000, and exchanged the purchased notes with the company for the 10.50% Senior

Secured Notes due 2002. The remaining $77.0 million of 5.5% notes due in December 2000 have been, and the remaining $7.8 million of the 6.7% notes due December 2001, will be retired at maturity with general corporate funds and the $2.3 million remaining commitment under the forward purchase agreement.

  Exchange of Debt for Equity. In June 2000 a total of $284.8 million of indebtedness under the RCF and PCS credit facilities and the demand note was exchanged for common stock at a price of $5.50 per share. As a result of this exchange, we recorded a gain of $11.4 million in second quarter of fiscal 2001.

  On June 26, 2000, we issued 17.8 million shares of our common stock in exchange for $177.8 million in principal amount of our 5.25% convertible subordinated notes due 2002. As a result of this exchange, we recorded a loss on extinguishment of $89.0 million in the second quarter of fiscal 2001.

  On November 10, 2000, we issued 9.2 million shares of our common stock in exchange for $79.9 million of our 5.25% convertible subordinated notes due September 1, 2002 and $12.4 million of our dealer remarkable securities due October 1, 2003. As a result of these exchanges, we recorded a net loss on extinguishment of $8.3 million in the third quarter of fiscal 2001.

  Net Cash Used in Operating, Investing and Financing Activities

  We used $768.0 million of cash to fund operations in the thirty-nine weeks ended November 25, 2000. In addition to operating losses, operating cash flow was negatively impacted by $300.0 million that was used to repurchase accounts receivable when the accounts receivable securitization facility was terminated. Operating cash flow was also negatively impacted by $397.7 million in interest payments and by seasonal inventory builds, partially offset by an increase in accounts payable.

  In the thirty-nine weeks ended November 27, 1999, cash used by operations was $572.5 million. Seasonal inventory builds and decreases in accrued liabilities and accounts payable negatively impacted operating cash flow.

  Cash provided by investing activities was $683.7 million for the thirty-nine weeks ended November 25, 2000. Cash used in investing activities was $449.6 million for the thirty-nine weeks ended November 27, 1999. Cash used for store construction and relocations amounted to $78.9 million and $508.3 million for the thirty-nine weeks ended November 25, 2000 and November 27, 1999, respectively. In addition, cash of $24.5 million was used to acquire the assets of Edgehill in fiscal 2000.

  Working Capital

  Net working capital was $1,480.2 million at November 25, 2000, compared to $720.0 million at February 26, 2000. The increase in working capital is primarily due to the repurchase of securitized accounts receivable and seasonal inventory build-up. The current ratios were 1.73% and 1.31%, respectively.

  Capital Expenditures

  We plan capital expenditures of approximately $125.0 million to $150.0 million during fiscal 2001. Such expenditures consist of approximately $60.0 million to $85.0 million related to new store construction, store relocation and other store construction projects. An additional $40.0 million to $50.0 million will be dedicated to other store improvement activities including the purchase of Script Pro automated prescription dispensing machines and the purchase of script files from independent pharmacists. We expect that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility. During the thirty-nine weeks ended November 25, 2000, the company spent $78.9 million on capital expenditures.

  Future Liquidity

  We are highly leveraged. Our high level of indebtedness: (a) limits our ability to obtain additional financing; (b) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (c) places us at a competitive disadvantage relative to our competitors with less debt; (d) renders us more vulnerable to general adverse economic and industry conditions; and (e) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowing under the senior secured credit facility and its other sources of liquidity will be adequate to meet its anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2001. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of the company's operating performance and other relevant circumstances. Should the company determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales would require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents.

  On a longer-term basis, after applying the proceeds from the sale of PCS, approximately $2.3 billion of our indebtedness will mature in August 2002, including the revolving credit facility under the new senior secured credit facility. Our ability to replace, refinance or otherwise extend these obligations will depend, in part, on our ability to successfully execute our long-term strategy and improve the operating performance of our stores. For a discussion of factors that could affect our liquidity and our ability to execute our long term strategy, see the items discussed under "Management's Discussion and Analysis of Results of Operations and Financial Condition-- Factors Affecting Our Future Prospects" in our Annual Report on Form 10K/A.

Accounting Change

  In fiscal 2000, we changed our application of the LIFO method of accounting by restructuring our LIFO pool structure through a combination of certain geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to store merchandise categories. The cumulative effect of the accounting change for periods prior to fiscal 2000 was a charge of $27.3 million (net of income tax benefit of $18.2 million), or $0.11 per diluted common share. The effect of this accounting change was a reduction in income of $5,130 (net of income tax effect of $3,420), or $0.02 per diluted common share for the thirty-nine weeks ended November 27, 1999.

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

  .the seller's price to the buyer is fixed or determinable; and

  . collectibility is reasonably assured.

  We use the above criteria to determine whether revenue can be recognized, and therefore believe that the issuance of SAB 101 does not have a material impact on our financial statements.

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement, which establishes the accounting and financial reporting requirements for derivative instruments, requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative

Instruments and Certain Hedging Activities", an amendment of SFAS No. 133. These statements, as amended, are effective in fiscal 2002. We are evaluating the effects that the adoption of SFAS Nos. 133 and 138 may have on the consolidated financial statements.

Factors Affecting Our Future Prospects

  For a discussion of risks related to our financial condition, operations and industry, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Future Prospects" in our Form 10-K/A for the 2000 fiscal year, filed with the SEC on October 11, 2000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  Rite Aid's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The major market risk exposure is changing interest rates. Increases in interest rates would increase our interest expense. Since the end of fiscal 2000, our primary risk exposure has not changed. Our company enters into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. Rite Aid's policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions.

  The table below provides information about the company's financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 25, 2000.

                                                                                           Fair Value
                                        Fiscal Year                                            at
                    ---------------------------------------------------------             November 25,
                     2001     2002       2003       2004    2005   Thereafter    Total        2000
                    -------  -------  ----------  --------  -----  ----------  ---------- ------------
                                       (dollars in thousands)
Long-term debt,
 including Current
 portion
  Fixed rate......  $76,379  $ 8,528  $1,863,854  $188,232  $ 377  $1,556,525  $3,693,895  $1,984,540
  Average Interest
   Rate...........     6.04%    6.91%       9.54%     6.01%  8.27%       7.17%
  Variable Rate...  $   130      --   $1,324,289       --     --          --   $1,324,419  $1,324,419
  Average Interest
   Rates..........     3.25%     --        10.10%      --     --          --          --          --
Long-term debt,
 including Current
 portion
  Fixed rate......
  Average Interest
   Rate...........
  Variable Rate...
  Average Interest
   Rates..........

  In June 2000, the company refinanced certain variable- and fixed-rate obligations maturing in fiscal years 2001 and 2002 and entered into an interest rate swap that fixes the LIBOR component of $500.0 million of the company's variable-rate debt at 7.083% for a two-year period. In July 2000, the company entered into an additional interest rate swap that fixes the LIBOR component of an additional $500.0 million of variable rate debt at 6.946% for a two year period. The variable rate debt that had interest rates fixed by the two interest rate swaps were included with fixed rate debt in the above table. As of November 25, 2000, 26.4% of the company's total debt is exposed to fluctuations in variable interest rates.

  Our ability to satisfy interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot assure you that any such borrowing or equity financing could be successfully completed.

  As of January 9, 2001, the company had three credit facilities: the $1.1 billion senior secured credit facility entered into on June 14, 2000 and amended on November 6, 2000, the RCF credit facility and the PCS credit facility. In addition, it had fixed-rate obligations in the amount of $4.8 billion, including $1.1 billion of lease financing obligations, and exchange debt in the amount of $219.5 million. In March 2000, all remaining commercial paper obligations were repaid. The ratings on these credit facilities and obligations were as follows: the $1.0 billion RCF facility: B- by Standard and Poor's and Caa1 by Moody's; the $1.1 billion senior secured credit facility: BB- by Standard & Poor's and B1 by Moody's; the $1.3 billion PCS facility: B- by Standard & Poor's and Caa1 by Moody's; the fixed-rate obligations: B- by Standard & Poor's and Caa3 by Moody's; and the exchange debt is not rated yet. The interest rates on the variable-rate borrowings are as follows: the $1.0 billion RCF facility: LIBOR plus 3.75%, the $1.1 billion senior secured credit facility: LIBOR plus 3.00%, and the $1.3 billion PCS facility and the exchange debt: LIBOR plus 3.25%.

                          PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

  The following is a description of all material developments of legal proceedings in the thirteen weeks ended November 25, 2000. For a complete description of all material legal proceedings, see our Form 10-K/A for the year ended February 26, 2000 and our Form 10-Q for the 13 weeks ended August 26, 2000.

  On November 2, 2000, the United States Court of Appeals for the Eleventh Circuit affirmed the action of the United States District Court for the Northern District of Alabama dismissing the federal RICO claims asserted in a purported class action lawsuit alleging that certain of Rite Aid's non-uniform pricing practices for cash prescription purchases were unlawful.

  On October 5, 2000, we settled, for an insubstantial amount, and without admitting any violation of law, allegation by the Attorney General of Florida that our non-uniform pricing policy for cash prescription purchases was unlawful under Florida law.

  On November 9, 2000, we announced that we had reached an agreement to settle the consolidated securities class action lawsuits pending against it in the U.S. District Court for the Eastern District of Pennsylvania and the derivative lawsuits pending there and in the U.S. District Court for Delaware. Under the agreement, which must be approved by the Courts, we will pay $45 million in cash, which will be fully funded by our officers' and directors' liability insurance, and issue shares of common stock in 2002. The shares will be valued over a 10-day trading period in January 2002. If the value determined is at least $7.75 per share, we will issue 20 million shares. If the value determined is less than $7.75 per share, we have the option to deliver any combination of common stock, cash and short-term notes, with a total value of $155 million. As additional consideration for the settlement, we have assigned to the plaintiffs all of our claims against three former executives--Martin Grass, former chairman and chief executive officer; Timothy Noonan, former president and chief operating officer; and Frank Bergonzi, former chief financial officer-and all of our claims against our former outside auditors, KPMG LLP.

ITEM 2. Changes in Securities and Use of Proceeds

  Not applicable.

ITEM 3. Defaults Upon Senior Securities

  Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the security holders during the thirteen-week period ended November 25, 2000.

ITEM 5. Other Information

  Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

  (a) The following exhibits are filed as part of this report.

 Exhibit
 Numbers Description
 ------- -----------

    10   Form of Amendment No. 1, dated as of November 6, 2000, to the Senior
         Credit Agreement, dated as of June 12, 2000, among Rite Aid
         Corporation, the Banks party thereto, Citicorp USA, Inc., as Senior
         Administrative Agent, Citicorp USA, Inc., as Senior Collateral Agent, and Heller Financial, Inc. and Fleet Retail Finance inc., as
         Syndication Agents (incorporated by reference to Exhibit 10 of our Form 8-K filed with the Commission on November 13, 2000).

    11 Statements re Computation of Per Share Earnings (See Note 2 to the condensed consolidation financial statements)

  (b) Rite Aid Corporation has filed the following Current Report on Form 8-K in the thirteen-week period ended November 25, 2000:

  Rite Aid Corporation filed a Current Report on Form 8-K on November 13, 2000 disclosing under Item 5 an amendment of the bylaws of Rite Aid Corporation; an amendment to the Senior Credit Agreement, originally dated as of June 12, 2000; a press release announcing an agreement to settle consolidated securities class action lawsuits; and an agreement to exchange common stock for outstanding debt.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 9, 2001                     RITE AID CORPORATION

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

Date: January 9, 2001

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