Form 10-K
period 2001-03-31
RITE AID CORP
filed 2001-05-21
CIK 84129

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

                                ----------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For The Fiscal Year Ended March 3, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Transition Period From          To

                         Commission File Number 1-5742

                                ----------------

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

                      Delaware
           (State or other jurisdiction of
           incorporation or organization)
                   30 Hunter Lane,
               Camp Hill, Pennsylvania
      (Address of principal executive offices)

       Registrant's telephone number, including area code: (717) 761-2633

                                ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                      Title of each class                                         Name of each exchange
                      -------------------                                          on which registered
                                                                                   -------------------
                 Common Stock, $1.00 par value                                   New York Stock Exchange
                                                                                 Pacific Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on May 14, 2001 was approximately $2,888,464,506. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

   As of May 14, 2001 the registrant had outstanding 394,341,787 shares of common stock, par value $1.00 per share.

===============================================================================

                               TABLE OF CONTENTS



                                                                             Page
                                                                             ----
PART I...................................................................      2

     ITEM 1.      Business...............................................      2

     ITEM 2.      Properties.............................................      8

     ITEM 3.      Legal Proceedings......................................      9

     ITEM 4.      Submission of Matters to a Vote of Security Holders....     11

PART II..................................................................     12

     ITEM 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters....................................     12

     ITEM 6.      Selected Financial Data................................     14

     ITEM 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     16

     ITEM 7A.     Quantitative and Qualitative Disclosures About Market
                  Risks..................................................     31

     ITEM 8.      Financial Statements and Supplementary Data............     32

     ITEM 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................     32

PART III.................................................................     33

PART IV..................................................................     34

     ITEM 14.     Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K...............................................     34

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


   This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," "will" and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

   Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

   o our high level of indebtedness;

   o our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our credit facilities and other debt agreements;

   o our ability to complete the financial restructuring contemplated by our May 15, 2001 bank commitment letter;

   o our ability to improve the operating performance of our existing stores, and, in particular, our new and relocated stores in accordance with our management's long term strategy;

   o the outcomes of pending lawsuits and governmental investigations, both civil and criminal, involving our financial reporting and other matters;

   o competitive pricing pressures, continued consolidation of the drugstore industry, third-party prescription reimbursement levels, regulatory changes governing pharmacy practices, general economic conditions and inflation, interest rate movements, access to capital and merchandise supply constraints; and

   o our ability to further develop, implement and maintain reliable and adequate internal accounting systems and controls.

   We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in this report under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting our Future Prospects" herein.

                                     PART I


Item 1. Business

Overview

   We are the second largest retail drugstore chain in the United States based on store count and the third largest based on sales. We operate our drugstores in 30 states across the country and in the District of Columbia. As of March 3, 2001, we operated 3,648 stores and had a first or second place market position in 34 of the 65 major U.S. metropolitan markets in which we operated. Our stores are an average of 12,663 square feet.

   Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the trading symbol "RAD".

   During all of the fiscal year ended March 3, 2001 ("fiscal 2001"), we operated in the retail drug segment and for a portion of fiscal 2001, we also operated in the pharmacy benefit management ("PBM") segment.

   Through our retail drug segment, we sell prescription drugs, sales of which represented approximately 59.5% of our total sales during fiscal 2001. Our drugstores filled over 204 million prescriptions during fiscal 2001. Our drugstores also offer non-prescription medications, health and beauty aids and personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, photo processing, seasonal merchandise and numerous other everyday and convenience products which we refer to as our "front-end products."

   Until October 2, 2000, when we sold it to Advance Paradigm, Inc. (now AdvancePCS), we owned PCS Health Systems, Inc. ("PCS"), one of the nation's largest providers of pharmacy benefit management services to employers, insurance carriers and managed care companies. As a result of the sale, the PBM segment is reported as a discontinued operation for all relevant periods in the financial statements included in this Annual Report.

   From the beginning of fiscal 1997 until December 1999, we were engaged in an aggressive expansion program. During that period, we purchased 1,554 stores, relocated 866 stores, opened 445 new stores, remodeled 308 stores and acquired PCS. These activities had a significant negative impact on our operating results, severely strained our liquidity and increased our indebtedness to $6.6 billion as of February 26, 2000. In October 1999, we announced that we had identified accounting irregularities and our former chairman and chief executive officer resigned. In November 1999, our former auditors resigned and withdrew their previously issued opinions on our financial statements for the fiscal years 1998 and 1999. Thereafter, investigations were begun by the Securities and Exchange Commission and the United States Attorney for the Middle District of Pennsylvania into our affairs. In addition, the complaint in a securities class action lawsuit, which had been filed in March 1999, was amended to include allegations based upon the accounting irregularities we disclosed. In December 1999, new senior management was hired. In response to the situation we faced, we completed the following:

   o Restated our financial statements for fiscal years 1998 and 1999, engaged new auditors to audit our financial statements for fiscal years 1998, 1999 and 2000, and resumed normal financial reporting;

   o Refinanced our near term indebtedness to defer virtually all principal amortization to no earlier than August 2002;

   o Improved our front end same store sales growth from a minus 2.2% in fiscal 2000 to a positive 6.5% in fiscal 2001 by improving store conditions and launching a competitive marketing program;

   o Reduced our indebtedness by $1.4 billion from $6.6 billion on February 26, 2000 to $5.2 billion on April 28, 2001 with the proceeds from the sale of PCS and as a result of debt for equity exchanges;

   o Curtailed our expansion plans resulting in an approximately $441 million reduction in capital expenditures from fiscal 2000 to fiscal 2001;

   o Pending court approval, settled the securities class action and related lawsuits for $45 million to be funded with insurance proceeds and $155 million of common stock, cash and/or notes to be issued and paid in January 2002; and

   o Began development and implementation of a comprehensive plan to address accounting systems and controls.

   o Entered into a bank committment letter to refinance a significant portion of our indebtedness, see "Recent Event".

   Our long term operating strategy is to focus on improving the productivity of our existing store base. We believe that improving the sales of our existing stores is important to improving our future profitability and cash flow. We also believe that the substantial investment made in our store base over the last five years has given us one of the most modern store bases in the industry. However, our store base has not yet achieved the level of sales productivity that our major competitors achieve. We intend to improve the performance of our existing stores by continuing to (i) capitalize on the substantial investment in our stores and distribution facilities; (ii) enhance our customer and employee relationships; and (iii) improve the product offerings in our stores. Moreover, it is estimated that pharmacy sales in the United States will increase more than 75% over the next five years. This anticipated growth is expected to be fueled by the "baby boom" generation entering their 50's, the increasing life expectancy of the American population and the introduction of several new successful drugs and inflation. We believe that this growth will help increase the sales productivity of our existing store base.

   Since the beginning of fiscal 1997, we have opened 466 new stores, relocated 945 stores, generally to larger or free-standing sites, remodeled 406 stores and closed 1,139 stores. We also acquired 1,554 stores during the same period. All of our stores are integrated into a common information system. At March 3, 2001, 49.8% of our stores had been constructed, relocated or remodeled since the beginning of fiscal 1997. Our new and relocated stores are generally larger and need to develop a critical mass of customers to achieve profitability, which generally takes two to four years. Therefore, attracting more customers is a key component of our long term operating strategy. We have also improved our distribution network to support these new stores by, among other things, opening two high capacity distribution centers.

   We have initiated various programs that are designed to improve our image with customers. These include our weekly distribution of a nationwide advertising circular to announce vendor promotions, weekly sales items and, in our expanded test market, our customer reward program, "Rite Rewards." We have also initiated programs that are specifically directed to our pharmacy business. These include reduced cash prices and an increased focus on attracting and retaining managed care customers. Through the use of technology and attention to customers' needs and preferences, we are increasing our efforts to identify inventory and product categories that will enable us to offer more personalized products and services to our customers. We continue to develop and implement employee training programs to improve customer service and educate our employees about the products we offer. We are also developing employee programs that create compensatory and other incentives for employees to provide customers with quality service, to promote our private label brands and to improve our corporate culture.

   We continue to add popular and profitable product departments, such as our General Nutrition Companies, Inc. ("GNC") stores-within-Rite Aid-stores and one-hour photo development departments. We continue to develop ideas for new product departments and have begun to implement plans to expand the categories of our front-end products. During fiscal 2001, we undertook several initiatives to increase sales of our Rite Aid brand products and generic prescription drugs. As private label and generic prescription drugs generate higher margins than branded label, we expect that increases in the sales of these products would enhance our profitability. We believe that the addition of new departments and increases in offerings of products and services are integral components of our strategy to distinguish us from other national drugstore chains.

Recent Event

   On May 16, 2001, we issued a press release announcing the details of a comprehensive $3.0 billion refinancing package that includes a commitment for a new $1.9 billion senior secured credit facility fully underwritten by Citibank NA, J.P. Morgan Chase & Co., Credit Suisse First Boston and Fleet Retail Finance, Inc. We announced that upon completion of the planned transactions scheduled to close during our second fiscal quarter, we will have significantly reduced our debt and the amount of our debt maturing prior to March 2005.

   The closing of the new credit facility is subject to the satisfaction of customary closing conditions and our issuance of approximately $1.05 billion in new debt or equity securities, of which $527 million, as of May 16, 2001, has been committed or arranged, as described herein. We plan to raise, at a minimum, the additional $523 million by issuing equity and fixed income securities and through real estate mortgage financings in transactions which are intended to close simultaneously with, and which will be conditioned upon, the closing of the new credit facility. The new credit facility will be secured by inventory, accounts receivable and certain other assets owned by our subsidiaries. The facility will be used to repay our first and second lien debt, pay expenses associated with the planned refinancing and for general working capital purposes.

   In the $527 million in new debt and equity securities that has already been committed is a $149 million private placement comprised of 22.7 million shares of common stock committed on March 22, 2001 at $5.50 per share and 3.8 million shares of common stock committed on May 2, 2001 at $6.50 per share. The closing of this equity investment will take place simultaneously with, and is contingent upon, the completion of the new credit facility.

   One of the holders has committed to exchange $152 million of our 10.5% senior secured notes due 2002 for $152 million of new 12.5% senior secured notes maturing in 2006. The new notes will be secured by a second lien on the collateral securing the new credit facility. In connection with the exchange, the holder will receive five-year warrants to purchase approximately 3.0 million shares of our common stock at $6.00 per share. The exchange will take place simultaneously with, and is contingent upon, the closing of the new credit facility.

   We also announced that included in the $527 million that has already been committed are recently completed or contracted private exchanges of common stock for $226.2 million of our bank debt and 10.5% senior secured notes due 2002, as described herein.

   Once the refinancing transactions are completed, our remaining debt due before March 2005 will be $152.0 million of our 5.25% convertible subordinated notes due 2002, $107.8 million of our 6.0% dealer remarketable securities due 2003, $259.2 million of our 10.5% senior secured notes due 2002 and amortization of the new credit facility. We expect to use internally generated funds to retire both the 5.25% notes and the dealer remarketable securities at maturity and to meet the amortization payments under the new credit facility. We also announced that funds to repay the 10.5% notes at maturity are included in the new credit facility.

   We are being advised on the refinancing by Salomon Smith Barney Inc., J.P. Morgan Chase & Co. and Credit Suisse First Boston.

   The debt and equity securities that we will offer will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

   As described in our May 16, 2001 press release, the completion of the proposed refinancing of our credit facility is subject to customary closing conditions, some of which are beyond our control, and also to our ability to successfully complete the additional financings required by the commitment letter for the refinancing. While we believe we will successfully complete the refinancing, there can be no assurance that the refinancing transactions will be consummated.

   Except as set forth herein, this Annual Report does not give effect to the consummation of the refinancing.

Description of Business

 Retail Drug Segment

   Our stores sell prescription drugs and a wide assortment of general merchandise that we call "front-end products," including over-the-counter medications, health and beauty aids and personal care items, cosmetics, greeting cards, household items, convenience foods, photo processing services and seasonal merchandise. We distinguish our stores from other national chain drugstores, in part, through our private label brands, our "stores-within-Rite Aid stores" program with GNC and by our Internet presence through our website, www.riteaid.com, and the drugstore.com website. Our stores range in size from approximately 5,000 to 40,000 square feet. The larger stores are concentrated in the western United States. Substantially all of the stores we have opened since 1995 are based on our prototype 12,500 square foot freestanding building and such stores typically include a drive-thru pharmacy.

   Products and Services. During fiscal 2001, sales of prescription drugs represented approximately 59.5% of our total sales. In fiscal years 2001, 2000 and 1999, prescription drug sales were $8.6 billion, $7.8 billion and $6.7 billion, respectively, of our revenues. We sell approximately 24,600 different types of non-prescription, or front-end, products. No single front-end product category contributed significantly to our sales during fiscal 2001 although certain front-end product classes contributed notably to our sales. Our principal classes of products are the following:


                                                       Fiscal Year 2001
                                                         Percentage of
          Product Class                                 Sales/Revenues
            -------------                               --------------
          Prescription drugs .......................         59.5%
          Over-the-counter and personal care .......         10.9
          Health and beauty aids ...................          5.8
          General merchandise and other ............         23.8


   We offer over 1,500 products under the Rite Aid private label brand, which contributed approximately 10.0% of our front-end sales in fiscal 2001. During fiscal 2001, we added 159 products under our private label. We intend to increase the number and the sales of our private label brand products.

   We have a strategic alliance with GNC under which we plan to open, own and operate a minimum of 1,000 GNC "stores-within-Rite Aid-stores" across the country by July 2003. GNC is a leading nationwide retailer of vitamin and mineral supplements and personal care, fitness and other health-related products. As of March 3, 2001, we operated 605 GNC stores-within-Rite Aid-stores. We plan to open 220 GNC stores-within-our-stores during fiscal 2002.

   Our strategy is to locate our stores at convenient locations in fast-growing metropolitan areas. As of March 3, 2001, we have a first or second place market position in 34 of the 65 major U.S. metropolitan markets in which we operate. We have significantly reduced our store development program in order to focus our efforts and resources on improving the operations of our existing store base. Consistent with our operating strategy, during fiscal 2001, we opened 9 new stores, relocated 63 stores, remodeled 98 stores and closed 163 stores. Our current plan for fiscal 2002 is to open approximately 6 new stores, relocate 25 stores and remodel 76 stores. Our fiscal 2002 planned store openings and relocations are not concentrated in any specific geographic region.

   The table below identifies the number of stores by state as of March 3, 2001:


   State
    -----                                                        Store Count
                                                                 -----------
   Alabama...................................................         129
   Arizona...................................................           3
   California................................................         598
   Colorado..................................................          31
   Connecticut...............................................          45
   Delaware..................................................          26
   District of Columbia......................................           8
   Georgia...................................................          52
   Idaho.....................................................          22
   Indiana...................................................           8
   Kentucky..................................................         124
   Louisiana.................................................          96
   Maine.....................................................          82
   Maryland..................................................         154
   Michigan..................................................         345
   Mississippi...............................................          32
   Nevada....................................................          37
   New Hampshire.............................................          40
   New Jersey................................................         177
   New York..................................................         406
   Ohio......................................................         281
   Oregon....................................................          72
   Pennsylvania..............................................         369
   Tennessee.................................................          51
   Texas.....................................................           5
   Utah......................................................          30
   Vermont...................................................          13
   Virginia..................................................         162
   Washington................................................         139
   West Virginia.............................................         110
   Wyoming...................................................           1
                                                                    -----
      Total..................................................       3,648
                                                                    =====


   Technology. All of our stores are integrated into a common information system, which enables us to fill prescriptions with increased accuracy and efficiency and that can be expanded to accommodate new stores. Additionally, each of our stores employs point-of-sale technology that facilitates inventory replenishment, sales analysis and recognition of customer trends. As of March 3, 2001, we had installed ScriptPro automated pharmacy dispensing units which are linked to our pharmacists' computers and fill and label prescription drug orders, in 871 stores. In fiscal 2001, we developed and implemented several new technologies and applications, including productivity improvements related to our piece picking and inventory movement management. We also made modifications to our proprietary pharmacy information system in order to improve its user interface and information output. We also simplified our cash register or point of sale processes. Our customers may also order prescription refills over the Internet through drugstore.com or over the phone through our telephonic rapid automated refill systems.

   Suppliers. During fiscal 2001, we purchased approximately 93% of the dollar volume of our prescription drugs from a single supplier, McKesson HBOC, Inc. under a contract which runs until April 2004. Under the contract, McKesson HBOC has agreed to sell to us all of our requirements of branded pharmaceutical products. With limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson HBOC. We purchase generic (non-brand name) pharmaceuticals from a variety of sources on an exclusive basis and generic pharmaceutical products on a non-exclusive basis. If our relationship with McKesson HBOC was disrupted, we could have difficulty filling prescriptions, which would negatively affect our business. We purchase our non-pharmaceutical merchandise from numerous manufacturers and wholesalers. We believe that competitive sources are readily available for substantially all of the non-pharmaceutical merchandise we carry and that the loss of any one supplier would not have a material effect on our business. During fiscal 2001, we made significant efforts to resolve prior issues and disputes and to improve our relationships with our suppliers and vendors and we believe these efforts have been successful.

   We sell private label and co-branded products that generally are supplied by numerous competitive sources. The Rite Aid and GNC co-branded PharmAssure(R) vitamin and mineral supplement products and the GNC branded vitamin and mineral supplement products that we sell in our stores are developed by GNC, and along with our Rite Aid brand vitamin and mineral supplements, are manufactured by GNC.

   Customers. During fiscal 2001, our stores served an average of 1.9 million customers per day as compared to an average of 1.8 million customers per day in fiscal 2000. The loss of any one customer would not have a material adverse impact on our results of operations. No single customer accounted for more than 10% of our total sales.

   Competition. The retail drugstore industry is highly competitive. In the sale of prescription drugs, we compete with, among others, retail drugstore chains, independently owned drugstores, mass merchandisers, supermarkets, discount stores and mail order pharmacies. We compete on the basis of store location and convenient access, customer service, product selection and price.

   Employees. As of March 3, 2001, we had 75,500 employees. Approximately 12% of these employees are pharmacists. There is a national shortage of pharmacists. Our management is implementing various employee incentive plans in order to attract and retain qualified pharmacists. We believe that our relationships with our employees are good.

   Research and Development. We do not make significant expenditures for research and development.

   Licenses, Trademarks and Patents. The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private label products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. Additionally, we hold licenses granted to us by the Nevada Gaming Commission. We also hold licenses to operate our pharmacies and our distribution facilities. Together, these licenses are material to our operations.

Regulation

   Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration. Applicable licensing and registration requirements require our compliance with various state statutes, rules and/or regulations. If we were to violate any applicable statute, rule or regulation, our licenses and registrations could be suspended or revoked.

   In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include prescription drug benefit proposals for Medicare participants. Although we believe we are well positioned to respond to these developments, we cannot predict the outcome or effect of legislation resulting from these reform efforts. Also, in recent years, both federal and state authorities have proposed and have passed new legislation that imposes on healthcare providers, including pharmacies, significant additional obligations concerning the protection of confidential patient medical records and information.

PBM Segment

   On October 2, 2000, we consummated the sale of PCS to Advance Paradigm (now known as AdvancePCS) for $710.5 million in cash, equity securities of AdvancePCS and AdvancePCS's $200.0 million 11% promissory notes. In March 2001, we sold the AdvancePCS equity securities in an underwritten public offering for a total of $284.1 million (net of selling commissions) and AdvancePCS paid the promissory note in full plus accrued and unpaid interest. We applied $1,093.5 million of the proceeds from the sale of PCS to reduce our debt. We recorded a loss on disposal of $168.8 million in fiscal 2001 as a result of the sale.

Item 2. Properties

   We own our corporate headquarters, which are located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease a 99,000 square foot building near Harrisburg, Pennsylvania for use by additional administrative personnel. We lease 3,358 of our drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

   As of March 3, 2001, we operated 3,648 retail drugstores. The overall average size of each store in our chain is 12,663 square feet. The stores on the east coast average 9,502 square feet per store. The west coast stores average 20,802 square feet per store. The central stores average 10,323 square feet per store.

   We operate the following distribution centers and overflow storage locations, which we own or lease as indicated:


                                                                   Approximate
                                                       Owned or      Square
          Location                                      Leased       Footage
            --------                                    ------       -------
          Rome, New York ...........................     Owned       291,000
          Rome, New York(1) ........................    Leased        71,400
          Utica, New York(1) .......................    Leased       115,000
          Poca, West Virginia ......................     Owned       264,000
          Dunbar, West Virginia(1) .................    Leased        61,000
          South Nitro, West Virginia(1) ............    Leased        50,000
          Perryman, Maryland .......................    Leased       885,000
          Tuscaloosa, Alabama ......................     Owned       238,000
          Tuscaloosa, Alabama(1) ...................    Leased        27,000
          Cottondale, Alabama(1) ...................    Leased       125,000
          Pontiac, Michigan ........................     Owned       362,000
          Woodland, California .....................     Owned       521,300
          Woodland, California(1) ..................    Leased       200,000
          Wilsonville, Oregon ......................    Leased       518,000
          Lancaster, California ....................    Leased       917,000


---------------
(1) Overflow storage locations.

   The original terms of the leases for our distribution centers range from five to 22 years. In addition to minimum rental payments, certain distribution centers require tax reimbursement, maintenance and insurance. Most leases contain renewal options, some of which involve rent increases.

   We also own a 52,200 square foot ice cream manufacturing facility located in El Monte, California.

   On a regular basis and as part of our normal business, we evaluate store performance and may reduce its size, close or relocate a store if the store is redundant, under performing or otherwise deemed unsuitable. When we reduce in size, close or relocate a store, we often continue to have leasing obligations or own the property, but we attempt to sublease the space. As of March 3, 2001, we subleased 5,558,000 square feet of space and an additional 4,019,000 square feet of space in closed or relocated stores was not subleased.

Item 3. Legal Proceedings

 Federal Investigations

   There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving our financial reporting and other matters. We are cooperating fully with the SEC and the United States Attorney.

   The U.S. Department of Labor has commenced an investigation of matters relating to our employee benefit plans, including our principal 401(k) plan, which permitted employees to purchase our common stock. Purchases of our common stock under the plan were suspended in October 1999. In January 2001, we appointed an independent trustee to represent the interests of these plans in relation to us and to investigate possible claims the plans may have against us. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against us. The investigations, with which we are cooperating fully, are ongoing and we cannot predict their outcomes. In addition, a purported class action lawsuit on behalf of the plans and their participants has been filed by a participant in the plans in the United States District Court for the Eastern District of Pennsylvania.

   These investigations are ongoing and we cannot predict their outcomes. If we were convicted of any crime, certain contracts and licenses that are material to our operations may be revoked, which would have a material adverse effect on our results of operations and financial condition. In addition, substantial penalties, damages or other monetary remedies assessed against us could also have a material adverse effect on our results of operations, financial condition and cash flows.

 Stockholder Litigation

   We, certain of our directors, our former chief executive officer Martin Grass, our former president Timothy Noonan, our former chief financial officer Frank Bergonzi, and our former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased our securities on the open market between May 2, 1997 and November 10, 1999. All of these cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, we announced that we had reached an agreement to settle the consolidated securities class action lawsuits pending against us in the U.S. District Court for the Eastern District of Pennsylvania and the derivative lawsuits pending there and in the Delaware Court of Chancery. Under the agreement, which has been submitted to the U.S. District Court for the Eastern District of Pennsylvania for approval, we will pay $45 million in cash, which will be fully funded by our officers' and directors' liability insurance, and issue shares of common stock in 2002. The shares will be valued over a 10 day trading period in January 2002. If the value determined is at least $7.75 per share, we will issue 20 million shares. If the value determined is less than $7.75 per share, we have the option to deliver any combination of common stock, cash and short-term notes, with a total value of $155 million. As additional consideration for the settlement, we have assigned to the plaintiffs all of our claims against the above named executives and KPMG LLP. Several members of the class have elected to "opt-out" of the class and, as a result, if the settlement is approved by the court, they will be free to individually pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

 Drug Pricing and Reimbursement Matters

   On October 5, 2000, we settled, for an immaterial amount, and without admitting any violation of the law, the lawsuit filed by the Florida Attorney General alleging that our non-uniform pricing policy for cash prescription purchases was unlawful under Florida law.

   The filing of the complaint by the Florida Attorney General, and our press release issued in conjunction therewith, precipitated the filing of a purported federal class action in California and several purported state class actions, all of which (other than those pending in New York that were filed on October 5, 1999 and those pending in California that were filed on January 3,
2000) have been dismissed. A motion to dismiss the action in New York is currently pending. We believe that the remaining lawsuits are without merit under applicable state consumer protection laws. As a result, we intend to continue to vigorously defend against them and we do not anticipate that if fully adjudicated, they will result in an award of damages. However, such outcomes cannot be assured and a ruling against us could have a material adverse effect on the financial position and results of operations of the company as well as necessitate substantial additional expenditures to cover legal costs as we pursue all available defenses.

   We are being investigated by multiple state attorneys general for our reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. We are supplying similar information with respect to these matters to the Department of Justice. We believe that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. We also believe that our existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. We cannot, however, predict their outcomes at this time.

   An individual acting on behalf of the United States of America, has filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that we defrauded federal health care plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The Department of Justice has not decided whether to join this lawsuit, as is its right under the law, and its investigation is continuing. We have filed a motion to dismiss the complaint for failure to state a claim.

   If any of these cases result in a substantial monetary judgment against us or is settled on unfavorable terms, our results of operations, financial position and cash flows could be materially adversely affected.

 Store Management Overtime Litigation

   We are a defendant in a class action pending in the California Superior Court in San Diego with three subclasses, comprised of our California store managers, assistant managers and managers-in-training. The plaintiffs seek back pay for overtime not paid to them and injunctive relief to require us to treat our store management as non-exempt. They allege that we decided to minimize labor costs by causing managers, assistant managers and managers-in-training to perform the duties and functions of associates for in excess of forty hours per week without paying them overtime. We believe that in-store management were and are properly classified as exempt from the overtime provisions of California law. We have filed a motion to decertify the class which is currently pending. Our results of operations and financial position could be materially adversely affected by an adverse judgment in this matter.

 Other

   We are subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of our management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on our financial condition, results of operations or cash flows if decided adversely.

Item 4.  Submission of Matters to a Vote of Security Holders

   On December 6, 2000, we held our 2000 Annual Meeting of Stockholders. At the 2000 Annual Meeting, our stockholders:

   1. Elected three directors to hold office until the Annual Meeting of Stockholders in 2003 by the following votes:

(a) William J. Bratton ...................   For: 313,733,384*    Against: 70,375   Abstain: 7,560,123
(b) Stuart M. Sloan ......................   For: 314,415,440*    Against: 65,175   Abstain: 6,883,267
(c) Jonathan D. Sokoloff .................   For: 314,366,614*    Against: 70,375   Abstain: 6,926,893


   Following the 2000 Annual Meeting of Stockholders, the following persons continued to serve as our Directors: Robert G. Miller, Alfred M. Gleason, Alex Grass (resigned January 4, 2001), Leonard I. Green, Nancy A. Lieberman, Mary
F. Sammons, Leonard N. Stern and Gerald Tsai, Jr.

   2. Approved, adopted and ratified our 2000 Omnibus Equity Plan by the following vote:

     For: 156,023,933*             Against: 22,955,892       Abstain: 2,323,130

   3. Declined to adopt a stockholder proposal to sell our company to the highest bidder by the following vote:

   For: 17,029,174           Against: 160,168,193*           Abstain: 4,126,718

   4. Declined to adopt a stockholder proposal requesting that our management prepare and make public an employment diversity report by the following vote:

   For: 12,121,942           Against: 163,783,162*           Abstain: 5,397,853

   5. Declined to adopt a stockholder proposal to declassify our Board of Directors by the following vote:

   For: 23,303,172           Against: 153,228,708*           Abstain: 4,768,656

   An asterisk "*" indicates that the results include 58,722,800 votes cast in respect of all of the outstanding shares at the time of the 2000 Annual Meeting of Stockholders of our 8% series B cumulative convertible pay-in-kind preferred stock.

   There were 140,060,927; 140,039,797; 140,060,925; and 140,063,346 broker non-votes for each of Item 2, Item 3, Item 4 and Item 5, respectively.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is listed on the New York and Pacific Stock Exchanges under the symbol "RAD". On May 4, 2001, we had approximately 11,719 record shareholders. Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, together with dividend information are shown below:


       Fiscal Year                                  Quarter     High       Low     Dividend
        -----------                                 -------     ----       ---     --------
       2002 (through May 18, 2001)..............     First           9     5 1/4        --

       2001.....................................     First       8 1/2     4 3/4        --
                                                    Second       8 1/2         4        --
                                                     Third       4 3/8    2 7/16        --
                                                    Fourth      6 3/32     1 3/4        --

       2000.....................................     First      41 3/4        21    $.1150
                                                    Second    26 15/16    17 1/2    $.1150
                                                     Third      20 1/8     4 1/2    $.1150
                                                    Fourth      13 1/4     6 3/8        --


   We have not declared or paid any cash dividends on our common stock since the third quarter of fiscal 2000 and we do not anticipate paying cash dividends in the foreseeable future. Our credit facilities do not allow us to pay cash dividends and we anticipate that any credit facility we enter into in connection with a refinancing of our indebtedness will not allow us to pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Facilities and Debt Restructuring."

   Recent sales of unregistered securities. On October 27, 1999, we sold to Green Equity Investors III, L.P. 3,000,000 shares of our series A cumulative convertible pay-in-kind preferred stock at a purchase price of $100.00 per share, for an aggregate purchase price of $300.0 million. The series A preferred stock had an 8% cumulative pay-in-kind dividend paid quarterly. On December 10, 1999, Green Equity Investors III, L.P. exchanged all of its series A preferred stock for 3,000,000 shares of our series B cumulative convertible pay-in-kind preferred stock ("series B preferred stock"). The series B preferred stock has the same terms as the series A preferred stock except that the series B preferred stock votes with the holders of our common stock and each holder of series B preferred stock has one vote for each share of the common stock issuable upon conversion of the holder's series B preferred stock. The holders of our series B preferred stock are also entitled to vote separately as a class to elect two directors to our Board of Directors. Leonard I. Green and Jonathan D. Sokoloff are the series B directors. When issued, the series B preferred stock was convertible into shares of our common stock at a conversion price of $11.00 per share subject to adjustment. As a result of the exchange of our bank debt for shares of our common stock at an exchange rate of $5.50 per share, as discussed below, the conversion price for the series B preferred stock was adjusted to $5.50 per share.

   On October 27, 1999, we issued a warrant to J.P. Morgan Ventures Corporation, an affiliate of J.P. Morgan, to purchase 2,500,000 shares of our common stock. The exercise price for the common stock is $11.00 per share, subject to certain adjustments. The warrant expires on September 23, 2002. The warrant was issued in connection with the extension and restructuring of our PCS and RCF facilities in October 1999.

   On June 14, 2000, certain lenders, including J.P. Morgan Ventures Corporation, exchanged an aggregate of $284.8 million of their loans outstanding under the PCS credit facility, the RCF credit facility and the $300.0 million demand note into an aggregate of 51,785,434 shares of our common stock at an exchange rate of $5.50 per share.

   On June 14, 2000, we issued $374.3 million of our 10.5% senior secured notes due 2002 in exchange for $52.5 million of our outstanding 5.5% notes due December 2000 and $321.8 million of our outstanding 6.7% notes due December 2001. We also entered into an agreement with J.P. Morgan and another financial institution under which they agreed to purchase $93.2 million of the 10.5% senior secured notes due 2002 when the 5.5% notes that remain outstanding mature in December 2000.

   The series A preferred stock, the series B preferred stock, the warrant, the 10.5% senior secured notes due 2002 and our common stock issued in exchange for certain of our bank debt were issued in transactions exempt from registration in reliance on Section 4(2) of the Securities Act.

   On June 26, 2000, the holders of approximately $177.8 million principal amount of our 5.25% convertible subordinated notes due 2002 exchanged these notes for an aggregate of 17,779,000 shares of our common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

   On November 10, 2000, the holders of approximately $79.9 million principal amount of our 5.25% convertible subordinated notes due 2002 and $12.3 million principal amount of our 6.0% dealer remarketable securities due 2003 exchanged these notes for an aggregate of 9,222,200 shares of our common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

   On January 23, 2001, the holders of approximately $5.5 million principal amount of our 6.0% senior notes due 2005 and $2.0 million principal amount of our 7.625% senior notes due 2005 exchanged these notes for an aggregate of 862,500 shares of our common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

   On January 26, 2001, the holders of approximately $15.0 million principal amount of our 5.25% convertible subordinated notes due 2002 exchanged these notes for an aggregate of 1,875,000 shares of our common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

   On January 30, 2001, the holders of approximately $20.0 million principal amount of our 5.25% convertible subordinated notes due 2002 exchanged these notes for an aggregate of 2,600,000 shares of our common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

   On March 14, 2001, the holders of approximately $201.4 million principal amount of our 5.25% convertible subordinated notes due 2002 exchanged these notes for an aggregate of 29,204,160 shares of our common stock. The common stock was issued in an exchange offer exempt from registration in reliance on section 3(a)(9) of the Securities Act.

   On March 14, 2001, the holders of approximately $77.9 principal amount of our 6.0% dealer remarketable securities due 2003 exchanged these notes for an aggregate of 12,072,175 shares of our common stock. The common stock was issued in an exchange offer exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

   On April 6, 2001, the holders of approximately $3.9 million principal amount of our 5.25% convertible subordinated notes due 2002 and $2.0 million principal amount of our 6.0% dealer remarketable securities due 2003 exchanged these notes for an aggregate of 856,000 shares of our common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

   The following described transactions make up the $527 million in new equity and debt securities we have committed to issue or have issued as of May 16, 2001 in connection with the refinancing plan we announced on May 16, 2001 and which is described under the caption "Recent Event" in Item 1 of this Annual Report.

   o On March 22 and May 2, 2001, respectively, we agreed to issue 22.7 million and 3.8 million shares of common stock at $5.50 and $6.50 per share, respectively (an aggregate of $149.6 million). The shares of common stock will be issued in a transaction exempt from registration in reliance on Section 4(2) of the Securities Act.

   o On April 25, 2001, the holders of approximately $11.0 million principal amount of our 10.5% senior secured notes due 2002 exchanged these notes for an aggregate of 1,925,000 shares of our common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

   o On April 25, 2001, the holders of approximately $5.0 million principal amount of our 10.5% senior secured notes due 2002 exchanged these notes for an aggregate of 785,000 shares of our common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

   o On April 27, 2001, we agreed with (i) holders of our RCF credit facility to exchange $10.0 million principal amount of indebtedness under the RCF credit facility, and (ii) holders of our PCS credit facility to exchange $5.0 million principal amount of indebtedness under the PCS credit facility, for an aggregate of 2,144,936 shares of our common stock. The common stock will be issued in a transaction exempt from registration in reliance on Section 4(2) of the Securities Act.

   o As amended on April 30, 2001, pursuant to an agreement entered into on April 12, 2001, we agreed to exchange approximately $132.7 million principal amount of indebtedness under our RCF credit facility for 21,216,772 shares of our common stock. The shares of common stock will be issued in a transaction exempt from registration in reliance on Section 4(2) of the Securities Act.

   o On May 2, 2001, holders of our RCF credit facility agreed to exchange $10.0 million principal amount of indebtedness for an aggregate of 1,443,814 shares of our common stock. The shares of common stock will be issued in a transaction exempt from registration in reliance on Section 4(2) of the Securities Act.

   o On May 15, 2001, a holder of our RCF credit facility exchanged $10.0 million principal amount of indebtedness under the credit facility for an aggregate of 1,473,405 shares of our common stock. The common stock was issued in a transaction exempt from registration in reliance on Section 4(2) of the Securities Act.

   o On May 16, 2001, we agreed to issue five year warrants to purchase approximately 3.0 million shares of common stock at $6.00 per share. These warrants will be issued in connection with the exchange by a holder of $152.0 million of our 10.5% senior secured notes due 2002 for a like principal amount of new 12.5% senior secured notes due 2006. The warrants will be issued in a privately negotiated transaction exempt from registration in reliance on Sections 3(a)(9) of the Securities Act.

   o We have also committed in three additional transactions to issue shares of our common stock in exchange for an aggregate of $40.3 million of our 10.5% senior secured notes due 2002 and $2.2 million of our RCF credit facility. The number of shares to be issued in each transaction will depend on the average price of our common stock in the pricing period contained in the agreement relating to the transaction. The shares of common stock will be issued in privately negotiated transactions exempt from registration in reliance on Section 3(a)(9) and Section 4(2), respectively, of the Securities Act.

Item 6. Selected Financial Data

   The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes appearing on pages F-1 through F-40. Selected financial data is presented for four fiscal years. As previously discussed in our 10-K/A dated October 11, 2000, substantial time, effort and expense was required over a six month period to review, assess, reconcile, prepare and audit our financial statements for fiscal 2000, fiscal 1999 and fiscal 1998. We believe it would require an unreasonable effort and expense to conduct a similar process related to fiscal year 1997. Certain reclassifications have been made to prior years' amounts to conform to current year classifications.


                                                                                     Fiscal Year Ended
                                                         --------------------------------------------------------------------------
                                                        March 3, 2001    February 26, 2000    February 27, 1999   February 28, 1998
                                                          (53 weeks)         (52 weeks)          (52 weeks)           (52 weeks)
                                                        -------------    -----------------    -----------------   -----------------
                                                                  (In thousands, except per share amounts and other data)
Summary of Operations:
REVENUES ............................................    $ 14,516,865       $ 13,338,947        $ 12,438,442         $ 11,352,637
COSTS AND EXPENSES:
 Cost of goods sold, including occupancy costs ......      11,151,490         10,213,428           9,406,831            8,419,021
 Selling, general and administrative expenses .......       3,458,307          3,607,810           3,200,563            2,773,560
 Goodwill amortization ..............................          20,670             24,457              26,055               26,169
 Store closing and impairment charges ...............         388,078            139,448             195,359              155,024
 Interest expense ...................................         649,926            542,028             274,826              202,688
 Loss on debt conversions and modifications .........         100,556                 --                  --                   --
 Share of loss from equity investments ..............          36,675             15,181                 448                1,886
 Gain on sale of fixed assets .......................          (6,030)           (80,109)                 --              (52,621)
                                                         ------------       ------------        ------------         ------------
                                                           15,799,672         14,462,243          13,104,082           11,525,727
                                                         ------------       ------------        ------------         ------------
 Loss from continuing operations before income taxes
   and cumulative effect of accounting change........      (1,282,807)        (1,123,296)           (665,640)            (173,090)
INCOME TAX EXPENSE (BENEFIT) ........................         148,957             (8,375)           (216,941)             (28,064)
 Loss from continuing operations before cumulative
   effect of accounting change.......................      (1,431,764)        (1,114,921)           (448,699)            (145,026)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  including income tax expense (benefit) of $13,846,
  $30,903, $(5,925) and $(10,885)....................          11,335              9,178             (12,823)             (20,214)
 Loss on disposal of discontinued operations, net of
   tax benefit of $734...............................        (168,795)                --                  --                   --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of
  income tax benefit of $18,200......................              --            (27,300)                 --                   --
                                                         ------------       ------------        ------------         ------------
   Net loss..........................................    $ (1,589,224)      $ (1,133,043)       $   (461,522)        $   (165,240)
                                                         ============       ============        ============         ============
BASIC AND DILUTED (LOSS) INCOME PER SHARE:
   Loss from continuing operations...................    $      (5.15)      $      (4.34)       $      (1.74)        $      (0.58)
 Income (loss) from discontinued operations .........           (0.50)              0.04               (0.05)               (0.08)
 Cumulative effect of accounting change, net ........              --              (0.11)                 --                   --
                                                         ------------       ------------        ------------         ------------

  Net loss per share.................................    $      (5.65)      $      (4.41)       $      (1.79)        $      (0.66)
                                                         ============       ============        ============         ============
Year-End Financial Position:
   Working capital (deficit).........................    $  1,955,877       $    752,657        $   (892,115)        $  1,258,580
   Property, plant and equipment (net)...............       3,041,008          3,445,828           3,328,499            2,460,513
   Total assets......................................       7,913,911          9,845,566           9,778,451            7,392,147
   Total debt .......................................       5,894,548          6,612,868           5,922,504            3,132,894
   Redeemable preferred stock........................          19,457             19,457              23,559                   --
   Stockholders' equity..............................        (354,435)           432,509           1,339,617            1,898,203
Other Data:
   Cash dividends declared per common share..........    $          0       $      .3450        $      .4375         $      .4075
   Basic weighted average shares.....................     314,189,000        259,139,000         258,516,000          250,659,000
   Diluted weighted average shares...................     314,189,000        259,139,000         258,516,000          250,659,000
   Number of retail drugstores.......................           3,648              3,802               3,870                3,975
   Number of employees...............................          75,500             77,300              89,900               83,000


                                                       (Footnotes on next page)

---------------

(1) PCS was acquired on January 22, 1999. On October 2, 2000, we sold PCS. See "Business--PBM Segment." Accordingly, our PBM segment is reported as a discontinued operation for all periods presented. See note 24 of the notes to the consolidated financial statements.
(2) K&B, Incorporated and Harco, Inc. were acquired in August 1997.
(3) Total debt includes capital lease obligations of $1.1 billion, $1.1 billion, $1.1 billion and $622 million as of March 3, 2001, February 26, 2000, February 27, 1999 and February 28, 1998, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Management believes that the following matters should be considered in connection with the discussion of results of operations and financial condition:

   Recent Actions Affecting Operating Results. During fiscal 2001, we took a number of actions which had the short term effect of significantly reducing our operating results but which management believes were nevertheless necessary. Among the actions taken were: (i) the sale of PCS which resulted in our recognizing a loss of $168.8 million and an increase in income tax expense of $146.9 million; (ii) the exchange of approximately $597.3 million of our debt for shares of our common stock which resulted in a net loss of $100.6 million; (iii) our decision to close or relocate certain stores that resulted in an approximate $149.2 million charge included in the $388.1 million recorded charges for store closures and impairment; and (iv) the restatement and audit of our fiscal 1999 and 1998 financial statements and the related investigation conducted by our audit committee of prior accounting irregularities resulted in our incurring and recording of $82.1 million of accounting and legal expense. We anticipate taking similar actions in the future that may have a material negative impact upon our operating results for the period in which we take those actions or subsequent periods. We also expect to incur significant costs and fees in connection with the refinancing described under "Recent Event".

   Maturing Store Base. Since the beginning of fiscal 1997, we built 466 new stores, relocated 945 stores, remodeled 406 and closed 1,139 stores. These new, relocated and remodeled stores represented approximately 49.8% of our total stores at March 3, 2001 and are generally larger, free standing stores and have higher operating expenses than our older stores. New stores generally do not become profitable until a critical mass of customers is developed. Relocated stores also must attract additional customers to achieve comparable profitability to the store that was replaced. We believe that the period of time required for a new store to achieve profitable operations is generally between two and four years. This period can vary significantly based on the location of a particular store and on other factors, including the investments made in purchasing prescription files for the location and advertising. Our recent liquidity constraints have limited our ability to purchase prescription files and make other investments to promote the development of our new and relocated stores. We believe that our relatively high percentage of new and relocated stores is a significant factor in our recent operating results. Management believes that as these newer stores mature they should gain the critical mass of customers needed for profitable operations. We believe this continuing maturation should positively affect our operating performance in future periods. If we are not able to improve the performance of these new and relocated stores, it will have a material adverse effect on our ability to restore the profitability of our operations.

   Substantial Investigation Expenses. We have incurred substantial expenses in connection with the process of reviewing and reconciling our books and records, restating our 1998 and 1999 financial statements, investigating our prior accounting practices and preparing our financial statements. Included in these expenses are the costs of the Deloitte & Touche LLP audits, the investigation by the law firm of Swidler, Berlin, Shereff, Friedman, assisted by Deloitte & Touche LLP, conducted for our audit committee concerning the accounting irregularities which led to the restatement of our financial statements for our 1999 and 1998 fiscal years and the costs of retaining Arthur Andersen LLP to assist management in reviewing and reconciling our books and records. We incurred $82.1 million in fiscal 2001 and we expect to incur $10.0 million to $15.0 million in fiscal 2002. We anticipate that we will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which we are subject.

   Dilutive Equity Issuances. In June 2000, we completed a series of debt restructuring transactions as described further below under "Liquidity and Capital Resources". In connection with these transactions, an aggregate total of 69,564,434 shares of our common stock were issued in exchange for $462.6 million principal amount of our outstanding indebtedness. In addition, in November 2000, January 2001 and April 2001, we completed numerous privately negotiated transactions, and in connection with these transactions, an aggregate total of 18,125,700 shares of our common stock were issued in exchange for approximately $156.6 million principal amount of our outstanding indebtedness. In March 2001, we also exchanged approximately $279.3 million principal amount of outstanding indebtedness for an aggregate of 41,276,335 shares of our common stock upon completion of a public tender offer. As a result of these exchanges, we recorded an aggregate loss on conversion of approximately $100.6 million in fiscal 2001 and will record additional losses in fiscal 2002. In addition, pursuant to the conversion price adjustment and pay-in-kind dividend provisions of the series B convertible preferred stock issued to Green Equity Investors III, L.P. in October 1999, 61,095,219 shares of our common stock were issuable upon the conversion of such preferred stock at March 31, 2001. Assuming the transactions which occurred subsequent to March 3, 2001 and prior to May 4, 2001 had occurred on March 3, 2001, the common shares outstanding would have increased from 348,055,000 to 392,868,382. In light of our substantial leverage and liquidity constraints, we will continue to consider opportunities to use our equity securities to discharge debt or other obligations that may arise. Such issuances will have a dilutive effect on the outstanding shares of our common stock.

   Accounting Systems. Following its review of our books and records, management concluded that further steps were needed to establish and maintain the adequacy of our internal accounting systems and controls. In connection with the audit of our financial statements, Deloitte & Touche LLP advised us that it believed there were numerous "reportable conditions" under the standards established by the American Institute of Certified Public Accountants which relate to our accounting systems and controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. We are developing and implementing comprehensive, adequate and reliable accounting systems and controls which address the reportable conditions identified by Deloitte & Touche LLP.

   Sale of PCS. On October 2, 2000, we sold PCS, our PBM segment, to Advance Paradigm (now AdvancePCS). The selling price of PCS consisted of $710.5 million in cash, $200.0 million in principal amount of AdvancePCS's 11% promissory notes and AdvancePCS equity securities. Accordingly, the PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements, and the operating income of the PBM segment through October 2, 2000, the date of sale, is reflected separately from the income from continuing operations. The loss on disposal of the PBM segment was $168.8 million. Additionally, we recorded an increase to the tax valuation allowance and income tax expense of $146.9 million in the first quarter of fiscal 2001 in continuing operations.

   Working Capital. We generally finance our inventory and capital expenditure requirements with internally generated funds and borrowings. We expect to use borrowings to finance inventories and to support our continued growth. Over 75% of our front-end sales are in cash. Third-party insurance programs, which typically settle in fewer than 30 days, accounted for 90.3% of our pharmacy sales and 53.7% of our revenues in fiscal 2001.

   Seasonality. We experience seasonal fluctuations in our results of operations in the fourth quarter as the result of the seasonal nature of Christmas and the flu season. We tailor certain front-end merchandise to capitalize on holidays and seasons.

Results of Operations


                                                                                 Year Ended
                                                                 ------------------------------------------
                                                                  March 3,     February 26,    February 27,
                                                                    2001           2000            1999
                                                                 -----------   ------------    ------------
                                                                           (dollars in thousands)
   Sales.....................................................    $14,516,865    $13,338,947    $12,438,442
   Sales growth..............................................            8.8%           7.2%           9.6%
   Same store sales growth...................................            9.1%           7.9%          15.5%
   Pharmacy sales growth.....................................            8.7%          15.6%          18.2%
   Same store pharmacy sales growth..........................           10.9%          16.2%          21.9%
   Pharmacy as a % of total sales............................           59.5%          58.4%          54.2%
   Third-party sales as a % of total pharmacy sales..........           90.3%          87.8%          85.4%
   Front-end sales growth....................................            3.8%          (2.6)%          0.8%
   Same store front-end sales growth.........................            6.5%          (2.2)%          6.6%
   Front-end as a % of total sales...........................           40.5%          41.6%          45.8%

   Store data:
    Total stores (beginning of period) ......................          3,802          3,870          3,975
    New stores ..............................................              9             77            163
    Closed stores ...........................................           (163)          (181)          (330)
    Store acquisitions, net .................................             --             36             62
    Total stores (end of period) ............................          3,648          3,802          3,870
    Remodeled stores ........................................             98             14            155
    Relocated stores  .......................................             63            180            331


 Sales

   The 8.8% growth in revenues in fiscal 2001 is driven by an increase of 3.8% in front-end sales, an increase of 8.7% in pharmacy sales and the additional week in fiscal 2001. Our total revenues growth in fiscal 2000 of 7.2 % was fueled by strong growth in pharmacy sales, offset by a slight decline in front end sales. Same store sales growth for fiscal 2001 was 9.1%. As fiscal 2001 was a 53 week year, same store sales are calculated by comparing the 53 week period ending March 3, 2001 with the 53 week period ending March 4, 2000.

   For fiscal 2001 and 2000, pharmacy revenues led sales growth with same store sales increases of 10.9% and 16.2%, respectively. Fiscal 2001 increases were generated by our ability to attract and retain managed care customers, our successful pilot markets for reduced cash pricing, our increased focus on pharmacy initiatives such as will call and predictive refill, and favorable industry trends. These favorable trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems, and the introduction of a number of successful new prescription drugs. Fiscal 2000 pharmacy increases were driven by favorable industry trends, as well as the purchase of prescription files from independent pharmacies.

   The lower growth in same store pharmacy sales in fiscal 2001 was due primarily to a significant reduction in the number of prescription files we purchased and store relocations we effected. The lower growth in fiscal 2000 was due primarily to a reduction as compared to fiscal 1999 in the number of relocations effected.

   Same store front-end sales, which includes all non-prescription sales, such as seasonal merchandise, convenience items, and food and other non-prescription sales, increased 6.5% from fiscal 2000. This increase was fueled by the reinstatement of our weekly circular advertising program, and was also driven by strong performance in seasonal businesses, consumables, vitamins, general merchandise and private brands. Same store front-end sales in fiscal 2000 decreased 2.2% from fiscal 1999 levels. This decrease was due to elevated levels of out-of-stock merchandise in the 3rd and 4th quarters of fiscal 2000, and the decision of former management to suspend the weekly advertising program in fiscal 2000 and to raise front-end prices to levels that were not competitive.


                                                                                                      Year Ended
                                                                                      ------------------------------------------
                                                                                        March 3,     February 26,   February 27,
                                                                                          2001           2000           1999
                                                                                      -----------    ------------   ------------
                                                                                                (dollars in thousands)
   Costs of goods sold ............................................................   $11,151,490    $10,213,428     $9,406,831
   Gross margin ...................................................................          23.2%          23.4%          24.4%
   Selling, general and administrative expenses ...................................   $ 3,458,307    $ 3,607,810     $3,200,563
   Selling, general and administrative expenses as a percentage of revenues .......          23.8%          27.0%          25.7%
   Goodwill amortization ..........................................................   $    20,670    $    24,457     $   26,055
   Store closing and impairment charges ...........................................       388,078        139,448        195,359
   Interest expense ...............................................................       649,926        542,028        274,826
   Loss on debt conversions and modifications .....................................       100,556             --             --
   Share of loss from equity investments ..........................................        36,675         15,181            448
   Gain on sale of fixed assets ...................................................        (6,030)       (80,109)            --


 Cost of Goods Sold

   Gross margin was 23.2% for fiscal 2001 compared to 23.4% in fiscal 2000. The slight decline in margin is attributable to a shifting in sales mix to pharmacy from front-end. In fiscal 2001, the percentage of front-end sales to total sales decreased to 40.5% from 41.6% in 2000. Also contributing to the lower margin in 2001 was an increase in sales of cigarettes and liquor as a percentage of front-end sales. Additionally, we incurred $17.5 million in inventory liquidation losses related to our closed stores. Partially offsetting the items above was an improvement in the margin of front-end goods (exclusive of cigarettes and liquor). These increases resulted from a more profitable product mix, and from increases in the levels of one-hour photo and phone card sales.

   Gross margin declined to 23.4% in fiscal 2000 from 24.4% in fiscal 1999. The decline in gross margin in fiscal 2000 from fiscal 1999 was a result of a substantial decline in our pharmacy margins. A decline in occupancy costs in fiscal 1999 was largely offset by increased costs related to our distribution facilities. We incurred significant costs in fiscal 2000 in connection with the distribution facility located in Perryman, Maryland and also in connection with the processing of merchandise received from our stores for shipment back to our vendors. These increased costs were partially offset by a substantial credit to cost of goods sold resulting from the receipt of vendor allowances following a restructuring of the terms of certain vendor contracts. In fiscal 1999, prior to the restructuring of the contracts, these vendor allowances were credited to selling, general and administrative expense. Also partially offsetting the increases in cost of goods sold in fiscal 2000 were improved store level margins for front-end and pharmacy sales.

   Also negatively impacting gross margins in the periods presented was the continuing industry trend of rising third-party sales coupled with decreasing margins on third-party reimbursed prescription sales. Third-party prescription sales typically have lower gross margins than other prescription sales because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Pharmacy sales as a percentage of total sales were 59.5%, 58.4% and 54.2% in fiscal 2001, 2000 and 1999, respectively and third-party sales as a percentage of pharmacy sales were 90.3%, 87.8%, and 85.4% in fiscal 2001, 2000 and 1999, respectively.

   We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO charge was $40.7 million in fiscal 2001, $34.6 million in fiscal 2000 and $36.5 million in fiscal 1999. We have changed our method of accounting for LIFO as of February 26, 2000. See "--Accounting Change."

 Selling, General and Administrative Expenses

   Selling, general and administrative expense ("SG&A") was 23.8% of sales in fiscal 2001, 27.0% in fiscal 2000 and 25.7% in fiscal 1999. SG&A expenses for 2001 were favorably impacted by a $20.0 million increase in estimated insurance recovery related to the settlement of the shareholder's class action lawsuit, and by $20.0 million received related to the partial settlement of litigation with certain drug manufacturers. Offsetting these items was $82.1 million incurred in connection with the restatement of our historical financial statements, and the incurrence of $45.9 million in non-cash expense related to variable plan accounting on certain management stock options, and restricted stock grants. If these non-operating and non cash items are excluded, our SG&A as a percentage of revenues would have been 23.2%. SG&A expense for 2000 was unfavorably impacted by a charge of $232.8 million related to litigation issues, offset by a reversal of stock appreciation rights accruals of $45.5 million. Excluding these non-operating and non cash items results in an adjusted SG&A as a percentage of sales of 25.6% in fiscal 2000. SG&A on an adjusted basis of 23.2% for fiscal 2001 compares favorably with SG&A on an adjusted basis of 25.6% for fiscal 2000 due to lower depreciation expense resulting from a net reduction in our store count, decreased repair and maintenance and terminated project costs, and the better leveraging of fixed SG&A costs resulting from our higher sales volume.

   The increase in SG&A expense as a percent of sales in fiscal 2000 over fiscal 1999 is predominately attributable to increased accruals for litigation and other contingencies, as described above.

 Store Closing and Impairment Charges

   Store closing and impairment charges consist of:


                                                                Year Ended
                                                 ---------------------------------------
                                                 March 3,    February 26,   February 27,
                                                   2001          2000           1999
                                                 --------    ------------   ------------
                                                          (dollars in thousands)
    Impairment charges .......................   $214,224      $120,593       $ 87,666
    Store lease exit costs ...................     57,668        18,855        107,693
    Impairment of investments ................    116,186            --             --
                                                 --------      --------       --------
                                                 $388,078      $139,448       $195,359
                                                 ========      ========       ========


 Impairment Charges

   In fiscal 2001, 2000 and 1999, store closing and impairment charges include non-cash charges of $214.2 million, $120.6 million and $87.7 million, respectively, for the impairment of long-lived assets (including allocable goodwill) of 495, 249 and 270 stores, respectively. These amounts include the write-down of long-lived assets to estimated fair value at stores that were assessed for impairment as part of our on-going review of the performance of our stores or management's intention to relocate or close the store.

 Store Lease Exit Cost

   Costs incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. As a result of focused efforts on cost recoveries for closed stores during fiscal 2001, we experienced improved results, which has been reflected in the assumptions about future sublease income. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly.

 Impairment of Investments

   We have an investment in the common stock of drugstore.com, which is accounted for under the equity method. The initial investment was valued based upon the initial public offering price for drugstore.com. During fiscal 2001, we recorded an impairment of our investment in drugstore.com of $112.1 million. This write-down was based upon a decline in the market value of drugstore.com's stock that we believe to be other than temporary.
Additionally, we recorded impairment charges of $4.1 million for other investments.

 Interest Expense

   Interest expense was $649.9 million in fiscal 2001 compared to $542.0 million in fiscal 2000 and $274.8 million in fiscal 1999. The substantial increase in fiscal 2001 and fiscal 2000 is due to higher average levels of indebtedness and higher interest rates on debt. In fiscal 2001, we increased our average outstanding debt with the addition of the $1.1 billion senior secured credit facility, which includes a $600.0 million term loan and a $500.0 million revolving credit facility. We used the term loan to terminate our accounts receivable securitization facility and repurchased $300.0 million of unpaid receivables thereunder and funded $66.4 million of transaction costs related to our debt restructuring. The remainder of the term loan together with the revolving credit facility were used for general corporate purposes, including reviewing, reconciling and restating our 1998 and 1999 financial statements, the cost of the audit of our restated financial statements and investigation costs. These items were partially offset by reductions of indebtedness in the second half of the fiscal year resulting from the sale of PCS and debt for equity exchanges. In fiscal 2000, our debt increased as a result of the $1.3 billion borrowed in January 1999 under the PCS credit facility and the $300.0 million of demand note borrowings to supplement cash flows from operating activities. The annual weighted average interest rates on our indebtedness in fiscal 2001, fiscal 2000 and fiscal 1999 were 8.2%, 7.4% and 6.8% respectively.

 Income Taxes

   We had net losses in fiscal 2001, fiscal 2000 and fiscal 1999. Tax expense of $149.0 and tax benefits of $26.6 million (including the benefit related to cumulative effect of accounting change) and $216.9 million have been reflected for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The full benefit of the net operating loss carryforwards ("NOLs") generated in each period has been fully offset by a valuation allowance based on management's determination that, based on available evidence, it is more likely than not that some of the deferred tax assets will not be realized. We expect to file amended tax returns and utilize the NOL's against taxable income in prior years to the maximum extent possible. It is likely that an "ownership change" for statutory purposes may occur as a result of our refinancing efforts, including issuances of equity and exchanges of debt for equity. If an ownership change occurs, the use of our existing NOLs and possibly our net unrealized built-in losses would be subject to limitations. Of the $147.6 million recoverable taxes recorded as of February 26, 2000, we have collected or have offsets of $122.7 million. The remaining $24.9 million has been reclassified to other non current assets since we anticipate collection beyond fiscal 2002.

 Other Significant Charges

   In addition to the operational matters discussed above, our results in the current fiscal year have been adversely affected by other significant charges. We recorded a net loss of $168.8 million on the disposal of the PBM segment. As a result of the decision to dispose of the PBM segment, we recognized an increase in the income tax valuation allowance of $146.9 million for fiscal 2001. We also recorded a pre-tax loss of $100.6 million on debt conversions and modifications, and recorded a loss of $36.7 million representing our share of the drugstore.com losses.

 Discontinued Operations

   On July 12, 2000, we announced the sale of the PBM segment, at which time the PBM segment was subjected to discontinued operations accounting. Prior to becoming a discontinued operation on July 12, 2000, the PBM segment generated net income of $11.3 million from February 27, 2000 through July 11, 2000, compared to net income of $9.2 million in fiscal 2000 and a net loss of $12.8 million in fiscal 1999.

Liquidity and Capital Resources

   We have two primary sources of liquidity: (i) cash provided by operations and (ii) the revolving credit facility under our senior secured credit facility. We may also generate liquidity from the sale of assets, including sale-leaseback transactions. During fiscal 2001 and fiscal 2000, cash provided by operations was not sufficient to fund our working capital requirements. As a result, we have supplemented our cash from operations with borrowings under our credit facilities. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on our debt, and to provide funds for capital expenditures. On May 15, 2001, we entered into a commitment letter to refinance a significant portion of our indebtedness. See "Recent Event".

 Credit Facilities and June 2000 Debt Restructuring

   In June 2000, we completed a major financial restructuring that provided us with additional liquidity, extended the maturity dates of a substantial amount of our debt until at least August 2002 and converted a portion of our debt to equity.

   Senior Secured Credit Facility. In June 2000, we entered into a $1.0 billion (which was increased to $1.1 billion in November 2000) senior secured credit facility with a syndicate of banks led by Citibank N.A., as agent. The facility matures on August 1, 2002, and consists of a $600.0 million term loan facility and a $500.0 million revolving credit facility. We used the term facility to terminate our accounts receivable securitization facility and repurchase $300.0 million of unpaid receivables thereunder, to fund $66.4 million of transaction costs relating to our financial restructuring and to provide $133.6 million of cash available for general corporate purposes. The revolving facility provides us with borrowings for working capital requirements, capital expenditures and general corporate purposes. Borrowings under the facilities generally bear interest either at LIBOR plus 3.0%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2%. For additional information about the interest rates applicable to our credit facilities, see "Quantitative and Qualitative Disclosures about Market Risks" below.

   We are required to pay fees of 0.50% per annum on the daily unused amount of the commitment. Substantially all of our wholly-owned subsidiaries guarantee our obligations under the senior secured credit facility. These subsidiary guarantees are secured by a first priority lien on the inventory, accounts receivable, intellectual property and some of the real estate assets of the subsidiary guarantors. Our direct obligations under the senior credit facility are unsecured.

   The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale-leaseback transactions. The facility requires us to meet various financial ratios and limits our capital expenditures. In connection with the additional term loan borrowings in November 2000, we also amended certain of the financial covenants in this facility to conform to the less restrictive covenants in our other debt agreements for a limited period of time. For the three quarters ended March 3, 2001, our covenants required us to maintain a minimum interest coverage ratio and a minimum fixed charge coverage ratio of .95:1, increasing to a minimum interest coverage ratio of 1.40:1 and a minimum fixed charge ratio of 1.19:1 for the four quarters ending June 1, 2002. For the three fiscal quarters ended March 3, 2001, our consolidated EBITDA (as defined in the senior secured credit facility) was required to be no less than $364.0 million, increasing to $720.0 million for the four quarters ending June 1, 2002. In addition, our capital expenditures were limited to $186.0 million for the three fiscal quarters ended March 3, 2001, increasing to $243.0 million for the four quarters ending June 1, 2002.

   For the three quarters ended March 3, 2001, our EBITDA (as so defined) was $410.1 million, our interest coverage ratio was 1.07:1, our fixed charge coverage ratio was 1.03:1 and our capital expenditures were $113.6 million.

   The facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of our debt to accelerate the maturity of debt equaling $25.0 million or more.

   Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. At March 3, 2001, the $600.0 million term loan was fully drawn and we had $394.6 million in additional available borrowing capacity under the revolving facility.

   Other Credit Facilities. In June 2000, we extended to August 2002 the maturity date of our RCF credit facility and our PCS credit facility.
Borrowings under the PCS credit facility bear interest at LIBOR plus 3.25% and borrowings under the RCF credit facility bear interest at LIBOR plus 3.75%. These credit facilities contain restrictive covenants which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale-leaseback transactions. They also require us to satisfy financial covenants which are generally slightly less restrictive than the covenants in our senior secured credit facility. The facilities also limit the amount of our capital expenditures to $186.0 million for the three quarters ended March 3, 2001, increasing to $243.0 million for the four quarters ending June 1, 2002. We applied $1.1 billion (all of the net proceeds from the sale of PCS minus certain expenses) to reduce the outstanding balances of the PCS credit facility and the PCS exchange debt described below. Under the terms of these facilities, after giving effect to the $100.0 million increase in the term loan, we are permitted to incur up to an additional $35.0 million of indebtedness under the senior secured credit facility without the further consent of the lenders. At April 28, 2001, we had $1.1 billion of borrowings outstanding under these credit facilities and exchange debt. These facilities are also guaranteed and secured as described below. The RCF credit facility is secured by a first lien on the stock of drugstore.com.

   As part of the restructuring of our debt in June 2000, certain affiliates of J.P. Morgan, which had lent us $300.0 million under a demand note in June 1999 and was also a lender under the RCF and PCS credit facilities, together with certain other lenders under the two credit facilities, agreed to exchange a portion of their loans for a new secured exchange debt obligation and shares of our common stock. This resulted in a total of $284.8 million of debt under these facilities, including $200.0 million of the outstanding principal of the demand note, being exchanged for an aggregate of 51,785,434 shares of our common stock at an exchange rate of $5.50 per share. We recorded a gain on this exchange of debt of $5.2 million in the second quarter of fiscal 2001. An additional $274.8 million of borrowings under the facilities were exchanged for the exchange debt, including the entire remaining principal amount of the demand note. The terms of the exchange debt are substantially the same as the terms of our RCF and PCS credit facilities and the interest rate is currently LIBOR plus 3.25%. The lenders of the exchange debt have the same collateral as they did with respect to their loans under the PCS and RCF credit facilities. Also, as part of the restructuring of our debt in June 2000, we amended our existing guarantees of two synthetic lease transactions to provide substantially the same terms as the terms of our RCF and PCS credit facilities.

   In connection with modifications to the PCS and RCF credit facilities, the exchange of debt for exchange debt and the amendment of guarantees of the synthetic lease transactions, substantially all of our wholly-owned subsidiaries guaranteed our obligations thereunder on a second priority basis. These subsidiary guarantees are secured by a second priority lien on the inventory, accounts receivable, intellectual property and some of the real estate assets of the subsidiary guarantors. The holders of exchange debt also received a first lien on our prescription files. Except to the extent previously secured, our direct obligations under those facilities and guarantees remain unsecured.

   Debt Covenants. We were in compliance with the covenants of the senior secured credit facility and our other credit facilities and debt instruments as of March 3, 2001. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt covenants.

   Commercial Paper. Until September 24, 1999, we issued commercial paper supported by unused credit commitments to supplement cash generated by operations. Since the loss of our investment grade rating in fiscal 2000, we are no longer able to issue commercial paper. Our outstanding commercial paper amounted to $192.0 million at February 26, 2000 and $1,783.1 million at February 27, 1999. All remaining commercial paper obligations were repaid in March 2000.

   Exchange Offers. In June 2000, we completed the exchange of $52.5 million of our 5.5% notes due December 2000 and $321.8 million of our 6.7% notes due December 2001 for an aggregate of $374.3 million of our 10.5% senior secured notes due September 2002. After the exchange, $147.5 million of the 5.5% notes due December 2000 and $28.2 million of the 6.7% notes due December 2001 remained outstanding. In connection with the exchange, we entered into a forward purchase agreement with J.P. Morgan and another financial institution under which they agreed to purchase $93.2 million of the 10.5% senior secured notes due 2002. These financial institutions purchased $16.7 million of the 5.5% notes and $20.4 million of the 6.7% notes on July 27, 2000; $53.8 million of the 5.5% notes on September 13, 2000; and $.5 million of the 6.7% notes on December 14, 2000; and exchanged the purchased notes with us for the 10.5% senior secured notes due 2002. The remaining $76.9 million of 5.5% notes due in December 2000 were retired at maturity with general corporate funds and the $1.8 million that remained under the forward purchase agreement.

   On June 26, 2000, we issued 17,779,000 shares of our common stock in exchange for approximately $177.8 million principal amount of our 5.25% convertible subordinated notes due 2002. As a result of this exchange, we recorded a loss of approximately $89.0 million in the second quarter of fiscal 2001.

   On November 10, 2000, we issued 9,222,200 shares of our common stock in exchange for approximately $79.9 million principal amount of our 5.25% convertible notes due 2002 and $12.3 million principal amount of our 6.0% dealer remarketable securities due 2003. As a result of this exchange, we recorded a loss of approximately $8.3 million in the third quarter of fiscal 2001.

   On January 23, 2001, we issued 862,500 shares of our common stock in exchange for approximately $5.5 million principal amount of our 6.0% senior notes due 2005 and $2.0 million principal amount of our 7.625% senior notes due 2005. As a result of this exchange, we recorded a gain of approximately $4.3 million in the fourth quarter of fiscal 2001.

   On January 26 and January 30, 2001, we issued an aggregate of 4,475,000 shares of our common stock in exchange for approximately $35.0 million principal amount of our 5.25% convertible subordinated notes due 2002. As a result of this exchange, we recorded a loss of approximately $12.8 million in the fourth quarter of fiscal 2001.

   Debt Capitalization. Subsequent to March 3, 2001, the following debt for equity exchanges were completed:

   o On March 14, 2001, the holders of approximately $201.4 million principal amount of our 5.25% convertible subordinated notes due 2002 exchanged these notes for an aggregate of 29,204,160 shares of our common stock and the holders of approximately $77.9 million principal amount of our 6.0% dealer remarketable securities due 2003 exchanged these notes for an aggregate of 12,072,175 shares of our common stock. As a result of these exchanges, we recorded a loss of approximately $119.2 million in the first quarter of fiscal 2002.

   o On April 6, 2001, the holders of approximately $3.9 million principal amount of our 5.25% convertible subordinated notes due 2002 and $2.0 million principal amount of our 6.0% dealer remarketable securities due 2003 exchanged these notes for an aggregate of 856,000 shares of our common stock. As a result of these exchanges, we recorded a loss of approximately $2.5 million in the first quarter of fiscal 2002.

   o On April 25, 2001, the holders of approximately $11.0 million principal amount of our 10.5% senior secured notes due 2002 exchanged these notes for an aggregate of 1,925,000 shares of our common stock. As a result of this exchange, we recorded a loss of approximately $1.2 million in the first quarter of fiscal 2002.

   o On April 25, 2001, the holders of approximately $5.0 million principal amount of our 10.5% senior secured notes due 2002 exchanged these notes for an aggregate of 785,000 shares of our common stock. As a result of this exchange, we recorded a loss of approximately $0.6 million in the first quarter of fiscal 2002.

   The following table sets forth our debt capitalization at April 28, 2001, following the completion of the refinancing transactions described above and the repayment of the PCS credit facility by $437.5 million and the exchange debt facility by $46.6 millon utilizing proceeds from AdvancePCS's retirement of its $200.0 million obligation to us and the sale of AdvancePCS shares.


                                                                     As of
                                                              April 28, 2001 (1)
                                                               -----------------
                                                                ($ in millions)
Secured Debt:
 Senior secured credit facility ...........................         $  800
 PCS credit facility ......................................            154
 RCF credit facility ......................................            730
 10.5% senior secured notes due 2002 ......................            452
 Exchange debt ............................................            170
 Capital lease obligations ................................             20
 Other ....................................................             12
Lease Financing Obligations ...............................          1,076

Other Senior Debt:
 6.7% notes due 2001 ......................................              7
 6.0% dealer remarketable securities due 2003 .............            108
 6.0% notes due 2005 ......................................            195
 7.625% notes due 2005 ....................................            198
 7.125% notes due 2007 ....................................            350
 6.125% notes due 2008 ....................................            150
 6.875% senior debentures due 2013 ........................            200
 7.7% notes due 2027 ......................................            300
 6.875% debentures due 2028 ...............................            150

Subordinated Debt:
 5.25% convertible subordinated notes due 2002 ............            152
                                                                    ------
 Total Debt ...............................................         $5,224
                                                                    ======

---------------
(1) We have entered into commitments for additional debt for equity exchanges that have not yet been consumated and are not reflected in the table set forth above, and on May 15, 2001, we entered into a commitment letter to refinance a significant portion of our indebtedness--see "Recent Event".

 Net Cash Provided By (Used In) Operating, Investing and Financing Activities

   We used $704.6 million of cash to fund continuing operations in fiscal 2001. Operating cash flow was negatively impacted by $543.3 million of interest payments. Operating cash flow was also negatively impacted from an increase in current assets, primarily resulting from repurchasing $300.0 million of accounts receivable when we refinanced the accounts receivable securitization facility, and a decrease in accounts payable and other liabilities.

   In fiscal 2000, we used $623.1 million of cash to fund continuing operations. Operating cash flow was negatively impacted by $501.8 million of interest payments. Operating cash flow was also negatively impacted from an increase in current assets and a decrease in accounts payable partially offset by an increase in other liabilities.

   Cash provided by investing activities was $677.7 million for fiscal 2001. Cash was provided from the sale of our discontinued operations, various other assets, less expenditures for fixed and intangible assets.

   Cash used for investing activities was $552.1 million and $2.7 billion for fiscal years 2000 and 1999, respectively. Cash used for store construction and relocations amounted to $573.3 million for fiscal 2000 and $1.2 billion for fiscal 1999. In addition, cash of $1.4 billion was used to acquire PCS in fiscal 1999.

   Cash used in financing activities was $64.3 million for fiscal 2001. The cash used consisted of payments of $78.1 million of deferred financing costs partially offset by net debt borrowings of $6.8 million and proceeds from sale-leaseback transactions of $7.0 million. During fiscal 2001, we used the proceeds from the sale of our PBM segment to reduce our borrowings.

   Cash provided by financing activities was $905.1 million for fiscal 2000 and $2,660.3 million for fiscal 1999. Increased borrowings under our RCF and PCS credit facilities which replaced our commercial paper program and the sale of $300.0 million of preferred stock were the main financing activities during fiscal 2000. In fiscal 1999, we issued commercial paper to finance the acquisition of PCS. Also during fiscal 1999, net proceeds were received from the issuance of $700.0 million in long-term debt and $200.0 million of dealer remarketable securities. Cash provided by financing activities included proceeds received from store sale-leaseback transactions of $74.9 million and $505.0 million for fiscal 2000 and 1999, respectively.

 Capital Expenditures

   We plan to make total capital expenditures of approximately $140.0 million during fiscal 2002, consisting of approximately $34.7 million related to new store construction, store relocation and other store construction projects. An additional $89.2 million will be dedicated to other store improvement activities and the purchase of prescription files from independent pharmacists. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility.

 Future Liquidity

   We are highly leveraged. Based upon our current levels of operations and expected improvements in our operating performance, management believes that cash flow from operations, together with available borrowings under our senior secured credit facility and our other sources of liquidity (including asset sales) will be adequate to meet anticipated requirements for working capital, debt service and capital expenditures until August and September 2002, when $2.5 billion of our indebtedness (as of April 28, 2001), including the revolving credit facility under the senior secured credit facility, matures. For a discussion of factors that could affect our current assessment, see "-- Factors Affecting Our Future Prospects" below. Our ability to replace, refinance or otherwise extend these obligations will depend in part on our ability to successfully execute our long-term strategy and improve the operating performance of our stores. On May 15, 2001, we entered into a commitment letter to refinance a significant portion of our indebtedness, see "Recent Event".

Accounting Change

   In fiscal 2000, we changed our application of the LIFO method of accounting by restructuring our LIFO pool structure through a combination of certain geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to store merchandise categories. The effect of this change in fiscal 2000 was to decrease our earnings by $6.8 million (net of income tax benefit of $4.6 million) or $.03 per diluted common share. The cumulative effect of the accounting change was a charge of $27.3 million (net of income tax benefit of $18.2 million) or $.11 per diluted common share. The pro forma effect of this accounting change would have been a reduction in net income of $6.4 million, (net of income tax benefit of $4.2 million) or $.02 per diluted common share for fiscal 1999.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated and effective as a fair value hedge, the changes in the fair value of the derivative and the changes in the hedged item attributable to the hedged risk will be recognized in earnings. If the derivative is designated and effective as a cash-flow hedge, changes in the fair value of the effective portion of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. On March 4, 2001, in connection with the adoption of the new Statement, we will record a reduction of approximately $29.0 million in OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS 133.

   Certain issues currently under consideration by the Derivatives Implementation Group ("DIG") may make it more difficult to qualify for cash flow hedge accounting in the future. Pending the results of the DIG deliberations, changes in the fair value of our interest rate swaps may be recorded as a component of net income.

Factors Affecting our Future Prospects

                    Risks Related to Our Financial Condition

We are highly leveraged. Our substantial indebtedness severely limits cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

   As of April 28, 2001, we had $4.1 billion of outstanding indebtedness for borrowed money (including current maturities but excluding letters of credit) and $1.1 billion of capital leases and a negative stockholders' equity. As of the same date, we had additional borrowing capacity under our revolving credit facility of $264.0 million. Based on the indebtedness outstanding at April 28, 2001 and the then current interest rates, our annualized cash interest expense would be approximately $433.6 million.

   Our high level of indebtedness will continue to restrict our operations. Among other things, our indebtedness will:

   o limit our ability to obtain additional financing;

   o limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

   o place us at a competitive disadvantage relative to our competitors with less indebtedness;

   o render us more vulnerable to general adverse economic and industry conditions; and

   o require us to dedicate substantially all of our cash flow to service our debt.

A substantial portion of our indebtedness matures in August and September 2002. Our ability to refinance this indebtedness will be substantially dependent on our ability to improve our operating performance.

   If we do not consummate the refinancing transaction described under "Recent Event", approximately $2.5 billion of our indebtedness at April 28, 2001 will mature in August and September 2002. In order to satisfy these obligations, we will need to refinance them, sell assets to satisfy them or seek postponement of their maturity dates from our existing lenders. Our ability successfully to accomplish any of these transactions will be substantially dependent on the successful execution of our long term strategic plan and the resulting improvements in our operating performance.

The interest rate on certain of our outstanding indebtedness is based upon floating interest rates. If interest rates increase, our interest payment obligations will increase.

   Approximately $853.7 million of our outstanding indebtedness as of April 28, 2001 bears an interest rate that varies depending upon LIBOR. If we borrow additional amounts under our senior secured facility, the interest rate on those borrowings will vary depending upon LIBOR. If LIBOR rises, the interest rates on this outstanding debt will also increase. Therefore an increase in LIBOR would increase our interest payment obligations under these outstanding loans and have a negative effect on our cash flow and financial condition. We anticipate that any replacement financing we obtain will also have the interest rate on a floating rate.

The covenants in our outstanding indebtedness impose restrictions that may limit our operating and financial flexibility.

   The covenants in the instruments governing our outstanding indebtedness restrict our ability to incur liens and debt, pay dividends, make redemptions and repurchases of capital stock, make loans, investments and capital expenditures, prepay, redeem or repurchase debt, engage in mergers, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions, change our business, amend certain debt and other material agreements, issue and sell capital stock of subsidiaries, make distributions from subsidiaries and grant negative pledges to other creditors. We anticipate that any replacement financing we obtain, including those proposed by our May 15, 2001 bank commitment letter, will impose similar restrictions.

   Moreover, if we are unable to meet the terms of the financial covenants or if we breach of any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on terms acceptable to us.

                        Risks Related to Our Operations

Major lawsuits have been brought against us and certain of our subsidiaries, and there are currently pending both civil and criminal investigations by the U.S. Securities and Exchange Commission and the United States Attorney. Any criminal conviction against us may result in the loss of licenses that are material to the conduct of our business, which would have a negative effect on our financial condition, results of operations and cash flows.

   There are currently pending both civil and criminal governmental investigations by the SEC and the United States Attorney concerning our financial reporting and other matters. In addition, an investigation has also been commenced by the U.S. Department of Labor concerning our employee benefit plans, including our principal 401(k) plan, which permitted employees to purchase our common stock. Purchases of our common stock under the plan were suspended in October 1999. In January 2001, we appointed an independent trustee to represent the interests of these plans in relation to the company and to investigate possible claims the plans may have against us. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against us. These investigations are ongoing and we cannot predict their outcomes. If we were convicted of any crime, certain contracts that are material to our operations may be revoked, which would have a material adverse effect on our results of operations and financial condition. In addition, substantial penalties, damages, or other monetary remedies assessed against us could also have a material adverse effect on our results of operations, financial condition and cash flows.

   Given the size and nature of our business, we are subject from time to time to various lawsuits which, depending on their outcome, may have a negative impact on our results of operations, financial condition and cash flows.

We are substantially dependent on a single supplier of pharmaceutical products and our other suppliers to sell products to us on satisfactory terms.

   We obtain approximately 93% of our pharmaceutical supplies from a single supplier, McKesson HBOC, Inc., pursuant to a long-term contract. Pharmacy sales represented approximately 59.5% of our total sales during fiscal 2001, and, therefore, our relationship with McKesson HBOC is important to us. Any significant disruptions in our relationships with our suppliers, particularly our relationship with McKesson HBOC would make it difficult for us to continue to operate our business, and would have a material adverse effect on our results of operations and financial condition.

Our internal accounting systems and controls may be insufficient.

   An audit of our financial statements for fiscal years 1999 and 1998, following a previous restatement, concluded in July 2000 and resulted in an additional restatement of fiscal years 1999 and 1998. Following its review of our books and records, our management concluded that further steps were needed to establish and maintain the adequacy of our internal accounting systems and controls. In connection with the above audits of our financial statements, Deloitte & Touche LLP advised us that it believed there were numerous "reportable conditions" under the standards established by the American Institute of Certified Public Accountants which relate to our accounting systems and controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In order to address the reportable conditions identified, we are developing and implementing comprehensive, adequate and reliable accounting systems and controls which address the reportable conditions identified by Deloitte & Touche LLP. If, however, we determine that our internal accounting systems and controls require additional improvements beyond those identified, we may need to commit substantial resources, including time from our management team, to implement new systems and controls.

We cannot assure you that management will be able to successfully manage our business or successfully implement our strategic plan.

   In December 1999, we hired a new management team. Our management team has considerable experience in the retail industry. Nonetheless, we cannot assure you that our management will be able successfully to manage our business or successfully implement our strategic business plan.

We are dependent on our management team, and the loss of their services could have a material adverse effect on our business and the results of our operations or financial condition.

   The success of our business is materially dependent upon the continued services of our chairman and chief executive officer, Robert G. Miller, and the other members of our management team. The loss of Mr. Miller or other key personnel due to death, disability or termination of employment could have a material adverse effect on the results of our operations or financial condition, or both. Additionally, we cannot assure you that we will be able to attract or retain other skilled personnel in the future.

We need to continue to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot continue to effectively implement our business strategy.

   Our operations during fiscal 2000 were adversely affected by a number of factors, including our financial difficulties, inventory shortages, allegations of violations of the law, including drug pricing issues, problems with suppliers and uncertainties regarding our ability to produce audited financial statements. To improve operations, new management developed and in fiscal 2001 had been implementing and continues to implement, a business strategy to improve the pricing of products, provide more consistent advertising through weekly, national circulars, eliminated inventory shortages and out-dated inventory, shortages, resolved issues and disputes with our vendors, developed programs intended to enhance customer relationships and provide better service and continue to improve our stores and the product offerings within our stores. If we are not successful in implementing our business strategy, or if our business strategy is not effective, we may not be able to continue to improve our operations. Failure to continue to improve operations would adversely affect our ability to make principal or interest payments on our debt.

The additional unregistered shares of common stock that we issued may depress the market price of our common stock because we have agreed to register those shares under the Securities Act to enable the holders of the shares to sell them.

   We are obligated to register the shares of our common stock that we issued in various transactions. In addition, we are obligated to register the 61,095,219 shares of our common stock underlying (as of March 31, 2001) the series B convertible preferred stock that we issued in October 1999 and the 2,500,000 shares of our common stock underlying the warrant issued to J.P. Morgan Ventures Corporation on October 1999. As of May 17, 2001, we have also agreed to register an aggregate of approximately 111,000,000 shares of our common stock that we issued or agreed to issue in various debt for equity exchanges. In addition, we expect to agree to register a significant number of additional shares of our common stock pursuant to the refinancings of our debt described under "Recent Event," and we may agree to register additional shares in the future pursuant to additional refinancings. The possible public sale of such large numbers of shares may have an adverse effect on the market price of our common stock.

                         Risks Related to Our Industry

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

   We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, supermarkets and mass merchandisers. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. As competition increases, a significant increase in general pricing pressures could occur which would require us to increase our sales volume and to sell higher margin products and services in order to remain competitive. We cannot assure you that we will be able to continue effectively to compete in our markets or increase our sales volume in response to further increased competition.

Changes in third-party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on our business.

   Sales of prescription drugs, as a percentage of sales, have been increasing and we expect them to continue to increase. In fiscal 2001, we were reimbursed by third-party payors for approximately 90.3% of all of the prescription drugs that we sold. These third-party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, Medicare may cover some of the prescription drugs that we now sell at retail prices, and we may be reimbursed at prices lower than our current retail prices. If third-party payors reduce their reimbursement levels or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales would be reduced, and the profitability of our business and our results of operations and financial condition could be adversely affected.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could hurt our business, the results of our operations or our financial condition.

   Our pharmacy business is subject to federal, state, and local regulation. These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations, and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties and could adversely affect the continued operation of our business. Furthermore, our pharmacies could be affected by federal and state reform programs, such as health care reform initiatives which could, in turn, negatively affect our business. The passing of these initiatives or any new federal or state programs could adversely affect our business and our results of operations and financial condition.

Certain risks are inherent in the provision of pharmacy services; our insurance may not be adequate to cover any claims against us.

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

   If the economy slows down and unemployment increases or inflationary conditions worry consumers, our consumers may decrease their purchases, particularly of products other than pharmaceutical products that they need for health reasons. We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products. Therefore, any decrease in our sales of front-end products will decrease our profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

   Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our major market risk exposure is changing interest rates. Increases in interest rates would increase our interest expense. Since the end of fiscal 2000, our primary risk exposure has not changed. We enter into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. Our policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions.

   The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 3, 2001.


                                                                                                                         Fair Value
                                                                                                                        at March 3,
                                    2002        2003        2004        2005       2006      Thereafter      Total          2001
                                   ------    ----------   --------    --------   --------    ----------    ----------   -----------
                                                                        (dollars in thousands)
Long-term debt,
including current portion
Fixed rate .....................   $8,353    $1,828,874   $188,533    $197,014   $198,439    $1,153,550    $3,574,763    $2,824,904
Average Interest Rate ..........     5.91%         9.41%      6.00%       6.06%      7.62%         7.05%
Interest Rate Swap .............       --            --         --          --         --            --            --      ($29,000)
Variable Rate ..................       --    $1,219,785         --          --         --                  $1,219,785    $1,219,785
Average Interest Rate ..........       --          9.16%        --          --         --


   In June 2000, we entered into an interest rate swap that fixes the LIBOR component of $500.0 million of our variable-rate debt at 7.083% for a two year period. In July 2000, we entered into an additional interest rate swap that fixes the LIBOR component of an additional $500.0 million of variable rate debt at 6.946% for a two year period.

   Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot assure you that any replacement borrowing or equity financing could be successfully completed.

   The ratings on the senior secured credit facility, the RCF credit facility, the PCS credit facility and the fixed-rate obligations as of March 31, 2001 were B- by Standard & Poor's and by Caa1 by Moody's. The exchange debt facility has not been rated. The interest rates on the variable-rate borrowings are as follows: $1.1 billion senior credit facility: LIBOR plus 3.00%, the RCF facility: LIBOR plus 3.75%, the PCS and the exchange debt facilities: LIBOR plus 3.25%.

   Further downgrades of our credit ratings will not have an impact upon the rate on the borrowings under these credit facilities.

   Changes in one month LIBOR affect our cost of borrowings because the interest rate on our variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 10% (approximately 50 basis points) as compared to the LIBOR rate of 5.29% and 4.43% as of March 3, 2001 and April 28, 2001, respectively, our annual interest expense would change by approximately $6.0 million and $4.3 million, respectively, based upon our variable-rate debt outstanding of approximately $1.2 billion and $853.7 million as of March 3, 2001 and April 28, 2001, respectively.

   A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures.

Item 8. Financial Statements and Supplementary Data

   Our consolidated financial statements and notes thereto are included elsewhere in this Annual Report on Form 10-K and are incorporated by reference herein. See Item 14 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On November 19, 1999, we filed a Current Report on Form 8-K disclosing the resignation of our former auditors, KPMG LLP and the withdrawal of their report on our financial statements. On December 6, 1999, we amended the Form 8-K dated November 19, 1999 to file a letter by KPMG LLP concerning the disclosure in the Form 8-K. On December 10, 1999, we filed a Current Report on Form 8-K to announce that we had retained Deloitte & Touche LLP as our independent auditors.

                                    PART III


   We intend to file with the Securities and Exchange Commission a definitive proxy statement for our 2001 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after March 3, 2001. The information called for by this Part III is incorporated by reference to that proxy statement.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The consolidated financial statements of the Company and reports of independent accountants identified in the following index are incorporated by reference into this report from the individual pages filed as a part of this report:

1. Financial Statements

   The following financial statements and report of independent auditors are included herein:

        Independent Auditors' Reports ............................................   F-1

        Consolidated Balance Sheets as of March 3, 2001 and February 26, 2000 ....   F-3

        Consolidated Statements of Operations for the fiscal years ended
          March 3, 2001, February 26, 2000 and February 27, 1999..................   F-4

        Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal
          years ended March 3, 2001, February 26, 2000 and February 27, 1999......   F-5

        Consolidated Statements of Cash Flows for the fiscal years ended
          March 3, 2001, February 26, 2000 and February 27, 1999..................   F-6

        Notes to Consolidated Financial Statements ...............................   F-7

2. Financial Statement Schedules

   Schedule II - Valuation and Qualifying Accounts

   All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

   Financial statements of 50% or less owned companies have been omitted since they do not constitute significant subsidiaries.

3. Exhibits

Exhibit
Numbers                            Description                                                   Incorporation by reference to
-------                            -----------                                                   -----------------------------
 2        Not Applicable

 3.1      Restated Certificate of Incorporation dated December 12, 1996                          Exhibit 3(i) to Form 8-K filed on
                                                                                                 November 2, 1999

 3.2      Certificate of Amendment to the Restated Certificate of Incorporation dated October    Exhibit 3(ii) to Form 8-K filed
          25, 1999                                                                               on November 2, 1999

 3.3      By-laws, as amended on November 8, 2000                                                Exhibit 3.1 to Form 8-K filed on
                                                                                                 November 13, 2000

 4.1      The rights of security holders of the registrant are defined by (a) the Laws of the
          State of Delaware, (b) the Certificate of Incorporation of registrant and (c) the
          By-laws of registrant. The Certificate of Incorporation and By-laws of the registrant are hereby incorporated by reference in accordance with Exhibit 3 above.

 4.2      Waiver dated as of January 11, 2000 to Guaranty dated as of March 19, 1998, as         Exhibit 4.7 to Form 8-K filed on
          amended by Amendment No. 1, dated as of June 22, 1998, and as further amended by       January 18, 2000
          Amendment No. 2, dated as of October 25, 1999, and as further amended by Amendment
          No. 3, dated as of December 2, 1999 between Rite Aid Corporation and RAC Leasing
          LLC

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
 4.3      Amendment No. 3, dated as of December 23, 1999 to Master Lease and Security             Exhibit 4.8 to Form 8-K filed on
          Agreement, dated as of March 19, 1998, (as amended by Amendment No. 1, dated as of      January 18, 2000
          June 22, 1998, and Amendment No. 2 dated as of October 25, 1999) between RAC
          Leasing LLC and Rite Aid Realty Corp.

 4.4      Amendment No. 3 dated as of December 2, 1999 to Guaranty Dated as of March 19,          Exhibit 4.9 to Form 8-K filed on
          1998, as amended by Amendment No. 1, Dated as of June 22, 1998, and as further          January 18, 2000
          amended by Amendment No. 2, dated as of October 25, 1999, from Rite Aid Corporation to RAC Leasing LLC

 4.5      Amendment No. 2 dated as of October 25, 1999 to Guaranty dated March 19, 1998 (as       Exhibit 4.10 to Form 8-K filed on
          amended by Amendment No. 1, dated as of June 22, 1998) from Rite Aid Corporation to     January 18, 2000
          RAC Leasing LLC

 4.6      Amendment No. 1 dated as of June 22, 1998, to Guaranty dated March 19, 1998, from       Exhibit 4.11 to Form 8-K filed on
          Rite Aid Corporation to RAC Leasing LLC                                                 January 18, 2000

 4.7      Amendment No. 2 dated as of October 25, 1999 to Master Lease and Security               Exhibit 4.12 to Form 8-K filed on
          Agreement, dated as of March 19, 1998 (as amended by Amendment No. 1, dated as of       January 18, 2000
          June 22, 1998) between RAC Leasing LLC and Rite Aid Realty Corp.

 4.8      Amendment No. 1 dated as of June 22, 1998 to Master Lease and Security Agreement,       Exhibit 4.13 to Form 8-K filed on
          dated as of March 19, 1998 between RAC Leasing LLC and Rite Aid Realty Corp.            January 18, 2000

 4.9      Guaranty, dated as of March 19, 1998, from Rite Aid Corporation to RAC Leasing LLC      Exhibit 4.4 to Form 8-K filed on
                                                                                                  January 18, 2000

 4.10     Master Lease and Security Agreement, dated as of March 19, 1998, between RAC            Exhibit 4.15 to Form 8-K filed on
          Leasing LLC and Rite Aid Realty Corp.                                                   January 18, 2000

 4.11     Waiver dated as of January 11, 2000 to Guaranty dated as of May 30, 1997, as            Exhibit 4.16 to Form 8-K filed on
          amended by Amendment No. 1, dated as of October 25, 1999, and as further amended by     January 18, 2000
          Amendment No. 2, dated as of December 2, 1999 between Rite Aid Corporation and
          Sumitomo Bank Leasing and Finance, Inc.

 4.12     Amendment No. 2 dated as of December 2, 1999 to Guaranty dated as of May 30, 1997,      Exhibit 4.17 to Form 8-K filed on
          as amended by Amendment No. 1, dated as of October 25, 1999, from Rite Aid              January 18, 2000
          Corporation to Sumitomo Bank Leasing and Finance, Inc.

 4.13     Amendment No. 1 dated as of October 25, 1999 to Guaranty dated as of May 30, 1997       Exhibit 4.18 to Form 8-K filed on
          from Rite Aid Corporation to Sumitomo Bank Leasing and Finance, Inc.                    January 18, 2000

 4.14     Amendment No. 4, dated as of October 25, 1999 to Master Lease and Security              Exhibit 4.19 to Form 8-K filed on
          Agreement, dated as of May 30, 1997, as amended by Amendment No. 1, dated as of         January 18, 2000
          March 11, 1998, and as further amended by Amendment No. 2, dated as of June 22,
          1998, and as further amended by Amendment No. 3 dated as of May 26, 1999 between
          Sumitomo Bank Leasing and Finance, Inc. and Rite Aid Realty Corp.

 4.15     Amendment No. 3, dated as of May 26, 1999, to Master Lease and Security Agreement,      Exhibit 4.20 to Form 8-K filed on
          dated as of May 30, 1997, (as amended by Amendment No. 1, dated as of March 11,         January 18, 2000
          1998, and as further amended by Amendment No. 2, dated as of June 22, 1998) between
          Sumitomo Bank Leasing and Finance, Inc. and Rite Aid Realty Corp.

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
 4.16     Amendment No. 2, dated as of June 22, 1998 to Master Lease Security Agreement,          Exhibit 4.21 to Form 8-K filed on
          dated as of May 30, 1997, as amended by Amendment No. 1 to Master Lease and             January 18, 2000
          Security Agreement, dated as of March 11, 1998 between Sumitomo Bank Leasing and
          Finance, Inc. and Rite Aid Realty Corp.

 4.17     Amendment No. 1, dated as of March 11, 1998 to Master Lease and Security Agreement,     Exhibit 4.22 to Form 8-K filed on
          dated as of May 30, 1997 between Sumitomo Bank Leasing and Finance, Inc. and Rite       January 18, 2000
          Aid Realty Corp.

 4.18     Guaranty, dated as of May 30, 1997 from Rite Aid Corporation to Sumitomo Bank           Exhibit 4.23 to Form 8-K filed on
          Leasing and Finance, Inc.                                                               January 18, 2000

 4.19     Master Lease and Security Agreement, dated as of May 30, 1997, between Sumitomo         Exhibit 4.24 to Form 8-K filed on
          Bank Leasing and Finance, Inc. and Rite Aid Realty Corp.                                January 18, 2000

 4.20     Waiver No. 1 dated as of January 10, 2000 to Note Agreement dated as of September       Exhibit 4.25 to Form 8-K filed on
          30, 1996 (as previously amended pursuant to Amendment No. 1 dated as of October 25,     January 18, 2000
          1999 and Amendment No. 2 dated as of December 2, 1999) among Finco, Inc., Rite Aid
          Corporation, The Prudential Life Insurance Company of America and PruCo Life
          Insurance Company and Waiver No. 1 dated as of January 10, 2000 to Guaranty
          Agreement dated as of September 30, 1996 (as previously amended pursuant to
          Amendment No. 1 dated as of October 25, 1999 and Amendment No. 2 dated as of
          December 2, 1999) among Finco, Inc., Rite Aid Corporation, The Prudential Life
          Insurance Company of America and PruCo Life Insurance

 4.21     Amendment No. 2 dated as of December 2, 1999 to Note Agreement dated as of              Exhibit 4.26 to Form 8-K filed on
          September 30, 1996 (as previously amended pursuant to Amendment No. 1 dated as of       January 18, 2000
          October 25, 1999) among Finco, Inc., Rite Aid Corporation, The Prudential Insurance
          Company of America and PruCo Life Insurance Company and Amendment No. 2 dated as of
          December 2, 1999 to Guaranty Agreement dated as of September 30, 1996 (as previously amended pursuant to Amendment No. 1 dated as of October 25, 1999) among
          Finco, Inc., Rite Aid Corporation, The Prudential Insurance Company of America and
          PruCo Life Insurance Company

 4.22     Amendment No. 1 dated as of October 25, 1999 to Note Agreement dated as of              Exhibit 4.27 to Form 8-K filed on
          September 30, 1996 among Finco, Inc., Rite Aid Corporation, The Prudential              January 18, 2000
          Insurance Company of America and PruCo Life Insurance Company and Amendment No. 1
          dated as of October 25, 1999 to Guaranty Agreement dated as of September 30, 1996 among Finco, Inc., Rite Aid Corporation, The Prudential Insurance Company of
          America and PruCo Life Insurance Company

 4.23     Guaranty Agreement dated as of September 30, 1996 from Rite Aid Corporation to the      Exhibit 4.28 to Form 8-K filed on
          Prudential Insurance Company of America and PruCo Life Insurance Company                January 18, 2000

 4.24     Note Agreement dated as of September 30, 1996 among Finco, Inc., The Prudential         Exhibit 4.29 to Form 8-K filed on
          Insurance Company of America and PruCo Life Insurance Company                           January 18, 2000

 4.25     Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation      Exhibit 4.2 to Form 8-K filed on
          and Harris Trust and Savings Bank, to the Indenture dated September 10, 1997,           February 7, 2000
          between Rite Aid Corporation and Harris Trust and Savings Bank

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
 4.26     Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation      Exhibit 4.3 to Form 8-K filed on
          and Harris Trust and Savings Bank, to the Indenture dated September 22, 1998,           February 7, 2000
          between Rite Aid Corporation and Harris Trust and Savings Bank

 4.27     Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation      Exhibit 4.4 to Form 8-K filed on
          and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998,            February 7, 2000
          between Rite Aid Corporation and Harris Trust and Savings Bank

 4.28     Commitment Letter dated April 10, 2000                                                  Exhibit 4.1 to Form 8-K filed on
                                                                                                  April 11, 2000

 4.29     Indenture, dated as of June 14, 2000, among Rite Aid Corporation, as Issuer, each       Exhibit 4.1 to Form 8-K filed on
          of the Subsidiary Guarantors named therein and State Street Bank and Trust Company,     June 21, 2000
          as Trustee.

 4.30     Exchange and Registration Rights Agreement, dated as of June 14, 2000, by and among     Exhibit 4.2 to Form 8-K filed on
          Rite Aid Corporation, State Street Bank and Trust Company and the Holders of the        June 21, 2000
          10.50% Senior Secured Notes due 2002.

 4.31     Registration Rights Agreement, dated as of June 14, 2000, by and among Rite Aid         Exhibit 4.3 to Form 8-K filed on
          Corporation and the Lenders listed therein.                                             June 21, 2000

10.1      1999 Stock Option Plan*                                                                 Filed Herewith

10.2      2000 Omnibus Equity Plan*                                                               Included in Proxy Statement dated
                                                                                                  October 24, 2000

10.3      2001 Stock Option Plan*                                                                 Filed Herewith

10.4      Registration Rights Agreement, dated as of October 27, 1999, by and between Rite        Exhibit 4.1 to Form 8-K filed on
          Aid Corporation and Green Equity Investors III, L.P.                                    November 2, 1999

10.5      Registration Rights Agreement, dated as of October 27, 1999, by and between Rite        Exhibit 4.2 to Form 8-K filed on
          Aid Corporation and J.P. Morgan Ventures Corporation                                    November 2, 1999

10.6      Warrant to purchase Common Stock, par value $1.00 per share, of Rite aid                Exhibit 4.3 to Form 8-K filed on
          Corporation, dated October 27, 1999, issued to J.P. Morgan Ventures Corporation         November 2, 1999.

10.7      Commitment Letter, dated October 18, 1999, by and between Rite Aid Corporation and      Exhibit 10.1 to Form 8-K filed on
          Green Equity Investors III, L.P.                                                        November 2, 1999

10.8      Employment Agreement by and between Rite Aid Corporation and Robert G. Miller,          Exhibit 10.1 to Form 8-K filed on
          dated as of December 5, 1999*                                                           January 18, 2000

10.9      Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and         Filed Herewith
          Robert G. Miller, dated as of May 7, 2001*

10.10     Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of      Exhibit 4.31 to Form 8-K filed on
          December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*             January 18, 2000

10.11     Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated     Exhibit 10.2 to Form 8-K filed on
          as of December 5, 1999*                                                                 January 18, 2000

10.12     Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and         Filed Herewith
          Mary F. Sammons, dated as of May 7, 2001*

10.13     Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of      Exhibit 4.32 to Form 8-K filed on
          December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*              January 18, 2000

10.14     Employment Agreement by and between Rite Aid Corporation and David R. Jessick,          Exhibit 10.3 to Form 8-K filed on
          dated as of December 5, 1999*                                                           January 18, 2000

10.15     Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of      Exhibit 4.33 to Form 8-K filed on
          December 5, 1999, by and between Rite Aid Corporation and David R. Jessick*             January 18, 2000

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
10.16     Employment Agreement by and between Rite Aid Corporation and John T. Standley,          Exhibit 10.4 to Form 8-K filed on
          dated as of December 5, 1999*                                                           January 18, 2000

10.17     Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of      Exhibit 4.34 to Form 8-K filed on
          December 5, 1999, by and between Rite Aid Corporation and John T. Standley*             January 18, 2000

10.18     Employment Agreement by and between Rite Aid Corporation and Elliot S. Gerson,          Filed Herewith
          dated as of November 16, 2000*

10.19     Employment Agreement by and between Rite Aid Corporation and Eric Sorkin, dated as      Filed Herewith
          of April 2, 1999*

10.20     Employment Agreement by and between Rite Aid Corporation and James Mastrain, dated      Filed Herewith
          as of September 27, 2000*

10.21     Rite Aid Corporation Special Deferred Compensation Plan*                                Exhibit 10. 20 to Form 10-K filed
                                                                                                  on July 11, 2000

10.22     Senior Credit Agreement, dated as of June 12, 2000, among Rite Aid Corporation, the     Exhibit 10.1 to Form 8-K filed on
          Banks party thereto, Citicorp USA, Inc., as Senior Administrative Agent, Citicorp       June 21, 2000
          USA, Inc., as Senior Collateral Agent, and Heller Financial, Inc. and Fleet Retail
          Finance Inc., as Syndication Agents.

10.23     Collateral Trust and Intercreditor Agreement, dated as of June 12, 2000, among Rite     Exhibit 10.2 to Form 8-K filed on
          Aid Corporation, each Subsidiary Guarantor of Rite Aid Corporation listed therein,      June 21, 2000
          Wilmington Trust Company, Citicorp USA, Inc., Morgan Guaranty Trust Company of New
          York, The Prudential Insurance Company of America, State Street Bank and Trust
          Company and The Sumitomo Bank, Limited, New York Branch.

10.24     Senior Subsidiary Security Agreement, dated as of June 12, 2000, made by the            Exhibit 10.3 to Form 8-K filed
          Subsidiary Guarantors identified therein and any other person that becomes a            June 21, 2000
          Subsidiary Guarantor pursuant to the Senior Credit Facility, in favor of Citicorp
          USA, Inc., as Senior Collateral Agent.

10.25     Senior Subsidiary Guarantee Agreement, dated as of June 12, 2000, among each of the     Exhibit 10.4 to Form 8-K filed
          Subsidiary Guarantors of Rite Aid Corporation listed therein and Citicorp USA,          June 21, 2000
          Inc., as Senior Collateral Agent.

10.26     Senior Indemnity, Subrogation and Contribution Agreement, dated as of June 12,          Exhibit 10.5 to Form 8-K filed
          2000, among Rite Aid Corporation, each of the Subsidiary Guarantors listed therein      June 21, 2000
          and Citicorp USA, Inc., as Senior Collateral Agent.

10.27     RCF Facility, dated as of June 12, 2000, among Rite Aid Corporation, the Banks from     Exhibit 10.6 to Form 8-K filed
          time to time parties thereto and Morgan Guaranty Trust Company of New York, as          June 21, 2000
          Administrative Agent, with JP Morgan Securities Inc., as Lead Arranger and Book
          Runner.

10.28     PCS Facility, dated as of June 12, 2000, among Rite Aid Corporation, the Banks from     Exhibit 10.7 to Form 8-K filed
          time to time parties thereto and Morgan Guaranty Trust Company of New York, as          June 21, 2000
          Administrative Agent, with JP Morgan Securities Inc., as Lead Arranger and Book
          Runner.

10.29     Exchange Debt Facility, dated as of June 12, 2000, among Rite Aid Corporation, the      Exhibit 10.8 to Form 8-K filed
          Banks from time to time parties thereto and Morgan Guaranty Trust Company of New        June 21, 2000
          York, as Administrative Agent, with JP Morgan Securities Inc., as Lead Arranger and
          Book Runner.

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
10.30     Second Priority Subsidiary Guarantee Agreement, dated as of June 12, 2000, among        Exhibit 10.9 to Form 8-K filed
          each of the Subsidiary Guarantors of Rite Aid Corporation listed therein and            June 21, 2000
          Wilmington Trust Company, as Second Priority Collateral Trustee.

10.31     Second Priority Subsidiary Security Agreement, dated as of June 12, 2000, made by       Exhibit 10.10 to Form 8-K filed
          the Subsidiary Guarantors identified therein and any other person that becomes a        June 21, 2000
          Subsidiary Guarantor pursuant to the Second Priority Debt Documents, in favor of
          Wilmington Trust Company, as Second Priority Collateral Trustee.

10.32     Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of June     Exhibit 10.11 to Form 8-K filed
          12, 2000, among Rite Aid Corporation, each Subsidiary Guarantor listed therein and      June 21, 2000
          Wilmington Trust Company, as Second Priority Collateral Trustee.

10.33     First Priority Subsidiary Security Agreement, dated as of June 12, 2000, made by        Exhibit 10.12 to Form 8-K filed
          the Domestic Subsidiaries identified therein and any other person that becomes a        June 21, 2000
          Domestic Subsidiary pursuant to the Exchange Debt Facility Documents, in favor of
          Morgan Guaranty Trust Company of New York, as Agent.

10.34     Amended and Restated Drugstore.com Pledge Agreement, dated as of June 12, 2000,         Exhibit 10.13 to Form 8-K filed
          between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, as          June 21, 2000
          Agent.

10.35     Amended and Restated PCS Pledge Agreement, dated as of June 12, 2000, between Rite      Exhibit 10.14 to Form 8-K filed
          Aid Corporation and Morgan Guaranty Trust Company of New York, as Agent.                June 21, 2000

10.36     Form of Second Priority Mortgage, Assignment of Leases and Rents, Security              Exhibit 10.15 to Form 8-K filed
          Agreement and Financing Statement, by the Subsidiary Guarantor listed therein, to       June 21, 2000
          Wilmington Trust Company, as Second Priority Collateral Trustee.

10.37     Amendment No. 3 to Note Agreement, Amendment No. 4 to Guaranty Agreement, and           Exhibit 10.16 to Form 8-K filed
          Amendment No. 1 to Put Agreement, for Adjustable Rate Senior Secured Notes due          June 21, 2000
          August 15, 2002, among Finco, Inc., Rite Aid Corporation, The Prudential Insurance
          Company of America, and Pruco Life Insurance Company, as of June 12, 2000.

10.38     Amendment No. 5 to Guaranty, dated as of June 12, 2000, from Rite Aid Corporation,      Exhibit 10.17 to Form 8-K filed
          as Guarantor, to RAC Leasing LLC, as Lessor.                                            June 21, 2000

10.39     Amendment No. 4 to Master Lease and Security Agreement, dated as of June 12, 2000,      Exhibit 10.18 to Form 8-K filed
          between RAC Leasing LLC, as Lessor, and Rite Aid Realty Corp., as Lessee.               June 21, 2000

10.40     Amendment No. 4 to Guaranty, dated as of June 12, 2000, from Rite Aid Corporation,      Exhibit 10.19 to Form 8-K filed
          as Guarantor, to Sumitomo Bank Leasing and Finance, Inc., as Lessor.                    June 21, 2000

10.41     Amendment No. 5 to Master Lease and Security Agreement, dated as of June 12, 2000,      Exhibit 10.20 to Form 8-K filed
          between Sumitomo Bank Leasing and Finance, Inc., as Lessor, and Rite Aid Realty         June 21, 2000
          Corp., as Lessee.

10.42     Executive Separation Agreement and General Release, dated February 28, 2000,            Exhibit 10.46 to Form
          between Rite Aid Corporation and Timothy Noonan.                                        10-K filed on July 11, 2000

10.43     Letter Agreement, dated February 28, 2000, between Rite Aid Corporation and Timothy     Exhibit 10.47 to Form
          Noonan, amending Executive Separation Agreement and General Release, dated February     10-K filed on July 11, 2000
          28, 2000, between Rite Aid Corporation and Timothy Noonan.

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
10.44     Commitment letter dated May 15, 2001 by and between Rite Aid Corporation, Solomon       Filed herewith
          Smith Barney Inc., Citicorp North America, Inc., The Chase Manhattan Bank, J.P.
          Morgan Securities Inc., Credit Suisse First Boston, Fleet Retail Finance Inc., and
          Fleet Securities, Inc.

10.45     Equity for Bank Debt Exchange Agreement dated April 12, 2001 between Rite Aid           Filed herewith
          Corporation, Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P.,
          Fir Tree Value Partners LDC and Fir Tree Recovery Master Fund, L.P.

10.46     Side Letter to Equity for Bank Debt Exchange Agreement dated April 30, 2001 between     Filed herewith
          Rite Aid Corporation, Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund,
          L.P., Fir Tree Value Partners LDC and Fir Tree Recovery Master Fund, L.P.

10.47     Intentionally left blank

10.48     Employment Agreement by and between Rite Aid Corporation and Christopher Hall,          Filed herewith
          dated as of January 26, 2000*

10.49     Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated      Filed herewith
          as of February 28, 2001*

11        Not Applicable

12        Statement regarding computation of ratios of earnings to fixed charges                  Filed herewith

13        Not Applicable

16        Not Applicable

18        Letter re change in accounting principles                                               Exhibit 18 to the Form
                                                                                                  10-K filed on July 11, 2000

21        Subsidiaries of the registrant                                                          Filed herewith

22        Not Applicable

23        Consent of Independent Certified Public Accountants                                     Not applicable

24        Not Applicable

---------------
* Constitutes a compensatory plan or arrangement required to be filed with this Form.

(b) Reports on Form 8-K

    We did not file any current reports on Form 8-K during the fourth quarter of fiscal 2001.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Rite Aid Corporation
Camp Hill, Pennsylvania

   We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries as of March 3, 2001 and February 26, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 3, 2001. Our audits also included the financial statement schedule listed in the Table of Contents at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of PCS Holding Corporation (a consolidated subsidiary of Rite Aid Corporation), which has been included in discontinued operations in the accompanying consolidated financial statements, which statements reflect total assets constituting 17% of consolidated total assets as of February 26, 2000, and revenues of $1,264.7 million and $104.3 million for the years ended February 26, 2000 and February 27, 1999, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PCS Holding Corporation, is based solely on the report of such other auditors.

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

   In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries at March 3, 2001, and February 26, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 3 to the consolidated financial statements, the Company changed its application of the last-in, first-out ("LIFO") method of accounting for inventory in 2000.


/s/ DELOITTE & TOUCHE LLP


Philadelphia, Pennsylvania

May 8, 2001, except for Note 25,
as to which the date is May 16, 2001

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholder
PCS Holding Corporation

   We have audited the consolidated balance sheets of PCS Holding Corporation and Subsidiaries (the Company) as of February 27, 1999 and February 26, 2000, and the related consolidated statements of operations, shareholder's equity, and cash flows for the thirty-six days ended February 27, 1999 and the year ended February 26, 2000 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                               /s/ ERNST & YOUNG LLP


April 21, 2000

                     RITE AID CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except share amounts)

                                               March 3, 2001   February 26, 2000
                                               -------------   -----------------
                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ................     $    92,290       $   179,757
 Accounts receivable, net  ................         503,527           152,035
 Inventories, net  ........................       2,444,525         2,472,437
 Investment in AdvancePCS  ................         491,198                --
 Refundable income taxes ..................              --           147,599
 Prepaid expenses and other current assets           85,292            63,659
                                                -----------       -----------
   Total current assets....................       3,616,832         3,015,487
PROPERTY, PLANT AND EQUIPMENT, NET ........       3,041,008         3,445,828
GOODWILL AND OTHER INTANGIBLES ............       1,067,339         1,258,108
OTHER ASSETS ..............................         188,732           235,398
DEFERRED TAX ASSET ........................              --           146,917
NET NON-CURRENT ASSETS OF DISCONTINUED
  OPERATIONS...............................              --         1,743,828
                                                -----------       -----------
   Total assets............................     $ 7,913,911       $ 9,845,566
                                                ===========       ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
                  (DEFICIT)
CURRENT LIABILITIES:
 Current lease financing obligations ......     $    28,603       $    25,964
 Short-term debt and current maturities of
  long-term debt ..........................           8,353            76,086
 Accounts payable  ........................         896,390           854,062
 Sales and other taxes payable ............          31,562            33,662
 Accrued salaries, wages and other current
  liabilities .............................         696,047           883,003
 Net current liabilities of discontinued
  operations...............................              --           390,053
                                                -----------       -----------
   Total current liabilities...............       1,660,955         2,262,830
CONVERTIBLE SUBORDINATED NOTES  ...........         357,324           649,986
LONG-TERM DEBT LESS CURRENT MATURITIES  ...       4,428,871         4,738,661
LEASE FINANCING OBLIGATIONS LESS CURRENT
  MATURITIES...............................       1,071,397         1,122,171
OTHER NONCURRENT LIABILITIES ..............         730,342           619,952
                                                -----------       -----------
   Total liabilities.......................       8,248,889         9,393,600
COMMITMENTS AND CONTINGENCIES  ............              --                --
REDEEMABLE PREFERRED STOCK ................          19,457            19,457
STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, par value $1 per share;
   liquidation value $100 per
   share; 20,000,000 shares authorized:
   shares issued -- 3,340,000
   and 3,083,000...........................         333,974           308,250
 Common stock, par value $1 per share;
   600,000,000 shares authorized: shares
   issued and outstanding -- 348,055,000
   and 259,927,000.........................         348,055           259,927
 Additional paid-in capital ...............       2,065,301         1,292,337
 Accumulated deficit ......................      (3,171,956)       (1,421,817)
 Deferred compensation ....................          19,782            (6,188)
 Accumulated other comprehensive income ...          50,409                --
                                                -----------       -----------
   Total stockholders' equity (deficit)....        (354,435)          432,509
                                                -----------       -----------
   Total liabilities and stockholders'
  equity (deficit).........................     $ 7,913,911       $ 9,845,566
                                                ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands of dollars, except per share amounts)


                                                                                                         Year Ended
                                                                                         ------------------------------------------
                                                                                           March 3,     February 26,   February 27,
                                                                                             2001           2000           1999
                                                                                          (53 weeks)     (52 weeks)     (52 weeks)
                                                                                         -----------    ------------   ------------
REVENUES.............................................................................    $14,516,865    $13,338,947     $12,438,442
COSTS AND EXPENSES:
 Cost of goods sold, including occupancy costs.......................................     11,151,490     10,213,428       9,406,831
 Selling, general and administrative expenses........................................      3,458,307      3,607,810       3,200,563
 Goodwill amortization...............................................................         20,670         24,457          26,055
 Store closing and impairment charges................................................        388,078        139,448         195,359
 Interest expense....................................................................        649,926        542,028         274,826
 Loss on debt conversions and modifications..........................................        100,556             --              --
 Share of loss from equity investments...............................................         36,675         15,181             448
 Gain on sale of fixed assets........................................................         (6,030)       (80,109)             --
                                                                                         -----------    ------------   ------------
                                                                                          15,799,672     14,462,243      13,104,082
                                                                                         -----------    ------------   ------------
 Loss from continuing operations before income taxes and
   cumulative effect of accounting change............................................     (1,282,807)    (1,123,296)       (665,640)
INCOME TAX EXPENSE (BENEFIT).........................................................        148,957         (8,375)       (216,941)
                                                                                         -----------    -----------     -----------
 Loss from continuing operations before cumulative effect
   of accounting change..............................................................     (1,431,764)    (1,114,921)       (448,699)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  including income tax expense (benefit) of $13,846, $30,903, and $(5,925)...........         11,335          9,178         (12,823)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
  net of income tax benefit of $734..................................................       (168,795)            --              --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  net of income tax benefit of $18,200...............................................             --        (27,300)             --
                                                                                         -----------    ------------   ------------
    NET LOSS.........................................................................    $(1,589,224)   $(1,133,043)    $  (461,522)
                                                                                         ===========    ============   ============
COMPUTATION OF LOSS APPLICABLE TO COMMON STOCKHOLDERS:
 Net loss............................................................................    $(1,589,224)   $(1,133,043)    $  (461,522)
 Accretion of redeemable preferred stock.............................................             --            (97)             --
 Preferred stock conversion reset....................................................       (160,915)            --              --
 Cumulative preferred stock dividends................................................        (25,724)       (10,110)           (627)
                                                                                         -----------    ------------   ------------
    Loss applicable to common stockholders...........................................    $(1,775,863)   $(1,143,250)    $  (462,149)
                                                                                         ===========    ============   ============
BASIC AND DILUTED (LOSS) INCOME PER SHARE:
 Loss from continuing operations.....................................................    $     (5.15)   $     (4.34)    $     (1.74)
 Income (loss) from discontinued operations..........................................          (0.50)          0.04           (0.05)
 Cumulative effect of accounting change, net.........................................             --          (0.11)             --
                                                                                         -----------    ------------   ------------
    Net loss per share...............................................................    $     (5.65)   $     (4.41)    $     (1.79)
                                                                                         ===========    ============   ============




The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
                    (In thousands, except per share amounts)



                                           Preferred Stock               Common Stock      Additional     Retained
                                   -------------------------------    ------------------     Paid-in      Earnings
                                   Shares    Class A      Class B     Shares     Issued      Capital      (Deficit)
                                   ------   ---------    ---------   -------    --------   ----------    -----------
BALANCE FEBRUARY 28, 1998......       --           --           --   258,214    $258,214   $1,354,917    $   285,859
Net loss.......................                                                                             (461,522)
Other comprehensive income --
 Minimum pension liability
  adjustment...................
 Comprehensive loss ...........
Stock options exercised........                                          633         633        8,603
Stock option income tax benefit                                                                 5,807
Stock grants...................                                           14          14          669
Bond conversion................                                                                     9
Cash dividends paid on common
  stock ($.4375 per share).....                                                                             (113,111)
                                   -----    ---------    ---------   -------    --------   ----------    -----------
BALANCE FEBRUARY 27, 1999......       --           --           --   258,861     258,861    1,370,005       (288,774)
Net loss.......................                                                                           (1,133,043)
Other comprehensive income --
 Minimum pension liability
  adjustment...................
 Comprehensive loss ...........
Issuance of preferred shares...    3,000      300,000
Exchange of preferred shares...              (300,000)     300,000
Stock options exercised........                                           66          66          814
Stock option income tax benefit                                                                   243
Stock grants...................                                        1,000       1,000        7,250
Issuance of common stock
  warrants.....................                                                                 8,500
Bond conversion................                                                                     5
Dividends on preferred stock...       83                     8,250                             (8,250)
Increase resulting from sale of
  stock by equity method
  investee.....................                                                                 2,929
Cash dividends paid on common
  stock ($.3450 per share).....                                                               (89,159)
                                   -----    ---------    ---------   -------    --------   ----------    -----------
BALANCE FEBRUARY 26, 2000......    3,083           --      308,250   259,927     259,927    1,292,337     (1,421,817)
Net loss.......................                                                                           (1,589,224)
Other comprehensive (loss) --
 Minimum pension liability
  adjustment...................
 Appreciation of investment in
  AdvancePCS...................
 Comprehensive loss ...........
Preferred stock conversion
  reset........................                           (160,915)                           160,915
Accretion of convertible
  preferred stock..............                            160,915                                          (160,915)
Stock grants...................                                        4,004       4,004       18,793
Bond conversion................                                       84,124      84,124      604,574
Deferred compensation plans....
Dividends on preferred stock...      257                    25,724                            (25,724)
Increase resulting from sale of
  stock by equity method
  investee.....................                                                                14,406
                                   -----    ---------    ---------   -------    --------   ----------    -----------
BALANCE MARCH 3, 2001..........    3,340    $      --    $ 333,974   348,055    $348,055   $2,065,301    $(3,171,956)
                                   =====    =========    =========   =======    ========   ==========    ===========


                                                   Accumulated
                                                      Other
                                     Deferred     Comprehensive
                                   Compensation       Income          Total
                                   ------------   -------------    -----------
BALANCE FEBRUARY 28, 1998......            --        $  (787)      $ 1,898,203
Net loss.......................                                       (461,522)
Other comprehensive income --
 Minimum pension liability
  adjustment...................                          312               312
                                                                   -----------
 Comprehensive loss ...........                                       (461,210)
Stock options exercised........                                          9,236
Stock option income tax benefit                                          5,807
Stock grants...................                                            683
Bond conversion................                                              9
Cash dividends paid on common
  stock ($.4375 per share).....                                       (113,111)
                                     --------        -------       -----------
BALANCE FEBRUARY 27, 1999......            --           (475)        1,339,617
Net loss.......................                                     (1,133,043)
Other comprehensive income --
 Minimum pension liability
  adjustment...................                          475               475
                                                                   -----------
 Comprehensive loss ...........                                     (1,132,568)
Issuance of preferred shares...                                        300,000
Exchange of preferred shares...                                             --
Stock options exercised........                                            880
Stock option income tax benefit                                            243
Stock grants...................        (6,188)                           2,062
Issuance of common stock
  warrants.....................                                          8,500
Bond conversion................                                              5
Dividends on preferred stock...                                             --
Increase resulting from sale of
  stock by equity method
  investee.....................                                          2,929
Cash dividends paid on common
  stock ($.3450 per share).....                                        (89,159)
                                     --------        -------       -----------
BALANCE FEBRUARY 26, 2000......        (6,188)            --           432,509
Net loss.......................                                     (1,589,224)
Other comprehensive (loss) --
 Minimum pension liability
  adjustment...................                         (622)             (622)
 Appreciation of investment in
  AdvancePCS...................                       51,031            51,031
                                                                   -----------
 Comprehensive loss ...........                                     (1,538,815)
Preferred stock conversion
  reset........................                                             --
Accretion of convertible
  preferred stock..............                                             --
Stock grants...................       (10,410)                          12,387
Bond conversion................                                        688,698
Deferred compensation plans....        36,380                           36,380
Dividends on preferred stock...                                             --
Increase resulting from sale of
  stock by equity method
  investee.....................                                         14,406
                                     --------        -------       -----------
BALANCE MARCH 3, 2001..........      $ 19,782        $50,409       $  (354,435)
                                     ========        =======       ===========


The accompanying notes are an integral part of these consolidated financial statements

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)


                                                                                                         Year Ended
                                                                                         ------------------------------------------
                                                                                           March 3,     February 26,   February 27,
                                                                                             2001           2000           1999
                                                                                         -----------    ------------   ------------
OPERATING ACTIVITIES:
 Net loss............................................................................    $(1,589,224)   $(1,133,043)    $  (461,522)
 Income (loss) from discontinued operations..........................................         11,335          9,178         (12,823)
 Loss on disposal of discontinued operations.........................................       (168,795)            --              --
                                                                                         -----------    -----------     -----------
 Loss from continuing operations.....................................................     (1,431,764)    (1,142,221)       (448,699)
 Adjustments to reconcile to net cash (used in) provided by operations:
   Cumulative effect of change in accounting method..................................             --         27,300              --
   Depreciation and amortization.....................................................        384,066        443,974         379,793
   Store closings and impairment loss................................................        388,078        139,448         195,359
   Gain on sale of fixed assets......................................................         (6,030)       (80,109)             --
   Stock based compensation..........................................................         45,865             --              --
   Write-off of deferred tax asset...................................................        146,917             --              --
   Loss on debt conversions and modifications........................................        100,556             --              --
   Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable..............................................................       (351,492)       (79,156)         (3,833)
    Inventories......................................................................         27,912         77,963         415,459
    Income taxes receivable/payable..................................................        147,599         25,390        (278,652)
    Accounts payable.................................................................        (66,462)      (278,073)       (129,500)
    Other liabilities................................................................       (148,880)       196,938         103,836
    Other............................................................................         59,081         45,448          43,092
                                                                                         -----------    -----------     -----------
    Net cash (used in) provided by continuing operations.............................       (704,554)      (623,098)        276,855
    Net cash provided by (used in) discontinued operations...........................          3,758        365,375        (227,925)
                                                                                         -----------    -----------     -----------
    Net cash (used in) provided by operating activities..............................       (700,796)      (257,723)         48,930
                                                                                         -----------    -----------     -----------
INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment......................................       (132,504)      (573,287)     (1,222,674)
 Purchases of businesses, net of cash acquired.......................................             --        (24,454)     (1,390,620)
 Net investment in equity method investee............................................             --         (8,125)             --
 Intangible assets acquired..........................................................         (9,000)       (67,783)        (91,749)
 Proceeds from sale of discontinued operations.......................................        710,557             --              --
 Proceeds from dispositions..........................................................        108,600        169,537              --
                                                                                         -----------    -----------     -----------
    Net cash provided by (used in) continuing operations.............................        677,653       (504,112)     (2,705,043)
    Net cash used in discontinued operations.........................................             --        (48,021)         (4,205)
                                                                                         -----------    -----------     -----------
    Net cash provided by (used in) investing activities..............................        677,653       (552,133)     (2,709,248)
                                                                                         -----------    -----------     -----------
FINANCING ACTIVITIES:
 Net proceeds from the issuance of long-term debt....................................             --      1,600,000         895,878
 Net change in bank credit facilities................................................        324,899        716,073              --
 Net (payments) proceeds of commercial paper borrowings..............................       (192,000)    (1,591,125)      1,383,125
 Net proceeds from the issuance of preferred stock...................................             --        300,000              --
 Net proceeds from the issuance of redeemable preferred stock........................             --             --          23,559
 Repurchase of redeemable preferred stock............................................             --        (10,000)             --
 Proceeds from leasing obligations...................................................          6,992         74,898         504,990
 Principal payments on long-term debt................................................       (126,122)       (68,113)        (39,557)
 Cash dividends paid.................................................................             --        (89,159)       (113,111)
 Net proceeds from the issuance of common stock......................................             --            880             683
 Deferred financing costs paid.......................................................        (78,093)       (34,984)         (5,928)
 Other...............................................................................             --          6,621          10,702
                                                                                         -----------    -----------     -----------
    Net cash provided by (used in) financing activities..............................        (64,324)       905,091       2,660,341
                                                                                         -----------    -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................        (87,467)        95,235              23
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........................................        179,757         84,522          84,499
                                                                                         -----------    -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR...............................................    $    92,290    $   179,757     $    84,522
                                                                                         ===========    ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

1. Results of Operations and Financing

   During fiscal 2001, 2000 and 1999, the Company incurred net losses of $1,589,224, $1,133,043 and $461,522, respectively, and during fiscal 2001 net cash used in operating activities from continuing operations was $704,554.

   Since December 1999, management of the Company has taken a series of steps intended to stabilize and improve the operating results of the Company. Management believes that available cash and cash equivalents together with cash flow from operations, available borrowings under the senior credit facility and other sources of liquidity (including asset sales) will be sufficient to fund the Company's operating activities, investing activities and debt maturities for fiscal 2002. In addition, management believes that the Company will be in compliance with its existing debt covenant requirements throughout fiscal 2002. However, a substantial portion of its indebtedness which matures in August and September 2002 will require the Company to refinance the indebtedness at or before that time.

2. Summary of Significant Accounting Policies

 Description of Business

   The Company is a Delaware corporation and through its wholly-owned subsidiaries, operates retail drugstores in the United States. It is one of the largest retail drugstore chains in the United States, with 3,648 stores in operation as of March 3, 2001. The Company's drugstores' primary business is pharmacy services. It also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private label product line.

   The Company's continuing operations consists solely of the retail drug segment. Revenues from its retail drug stores are derived from:


                                                          Year Ended
                                    ------------------------------------------------------
                                    March 3, 2001   February 26, 2000    February 27, 1999
                                    -------------   -----------------    -----------------
   Pharmacy.....................     $ 8,639,288       $ 7,788,404          $ 6,737,710
   Front-end....................       5,877,577         5,550,543            5,700,732
                                     -----------       -----------          -----------
                                     $14,516,865       $13,338,947          $12,438,442
                                     ===========       ===========          ===========


 Discontinued Operations

   On October 2, 2000, the Company sold its wholly owned subsidiary PCS Health Systems, Inc. ("PCS"), a pharmacy benefits manager ("PBM"). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations (see Note 24).

 Fiscal Year

   The Company's fiscal year ends on the Saturday closest to February 28. The fiscal year ended March 3, 2001 included 53 weeks. The fiscal years ended February 26, 2000 and February 27, 1999 both included 52 weeks.

 Reclassifications

   Certain reclassifications have been made to prior years' amounts to conform to current year classifications.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies -- (Continued)

 Cash and Cash Equivalents

   Cash and cash equivalents consist of cash on hand, and highly liquid investments which are readily convertible to known amounts of cash and which have original maturities of three months or less when purchased.

 Inventories

   Inventories are stated at the lower of cost or market. Inventory balances include capitalization of certain costs related to purchasing, freight, and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories (see Note 3). At March 3, 2001 and February 26, 2000, inventories were $381,466 and $340,740, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for warehouse inventories. The LIFO charge was $40,726, $34,614 and $36,469 for fiscal years 2001, 2000 and 1999, respectively.

 Impairment of Long-Lived Assets

   Asset impairments are recorded when the carrying value of assets are not recoverable. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of operating stores as "Assets to Be Held and Used" and assets of stores that have been closed as "Assets to Be Disposed Of". The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at the store level include tangible long-lived assets, identifiable intangibles and allocable goodwill that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flows from the stores that support those assets. Enterprise goodwill not associated with assets being tested for impairment is evaluated based on a comparison of undiscounted future cash flows of the enterprise compared to the related net book value of the enterprise.

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

 Property, Plant and Equipment

   Property, plant and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following useful lives: buildings - 30 to 45 years; equipment - 3 to 15 years.

   Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease. Capitalized lease assets are recorded at the present value of minimum lease payments and amortized over the estimated economic life of the related property or term of the lease.

   The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2001, 2000 and 1999, the Company capitalized costs of approximately $1,227, $4,595 and $9,667, respectively.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies -- (Continued)

 Intangible Assets

   Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities and is being amortized on a straight-line basis over 40 years. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Patient prescription files purchased and those acquired in business combinations are amortized over their estimated useful lives of five to fifteen years. The value of assembled workforce acquired is amortized over its useful life of five years.

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

 Vendor Rebates and Allowances

   Rebates and allowances received from vendors that are based on future purchases are initially deferred and are recognized as a reduction of cost of goods sold when the related inventory is sold. Rebates and allowances not tied directly to purchases are recognized as a reduction of selling, general and administrative expense on a straight-line basis over the related contract term.

 Stock-Based Compensation

   The Company accounts for its employee and director stock-based compensation plans under APB Opinion No. 25.

 Store Preopening Expenses and Closing Costs

   Costs incurred prior to the opening of a new store, associated with a remodeled store or related to the opening of a distribution facility, are charged against earnings as administrative and general expenses when incurred. When a store is closed, the Company expenses unrecoverable costs and accrues a liability equal to the present value of the remaining lease obligations, net of expected sublease income. Other store closing and liquidation costs are expensed when incurred and included in cost of goods sold.

 Advertising

   Advertising costs are expensed as incurred. Advertising expenses, net of reimbursements, for fiscal 2001, 2000 and 1999 were $214,891, $194,880 and $223,000, respectively.

 Insurance

   The Company is self-insured for certain general liability and workers' compensation claims. For claims that are self-insured, stop-loss insurance coverage is maintained for workers' compensation occurrences exceeding $250 and general liability occurrences exceeding $1,000. The Company utilizes actuarial studies as the basis for developing reported claims and estimating claims incurred but not reported relating to the Company's self-insurance. Workers' compensation claims are discounted to present value using a risk-free interest rate.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies -- (Continued)

   The Company is self-insured for all covered employee medical claims.

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

 Significant Concentrations

   During fiscal 2001, the Company purchased approximately 93% of the dollar volume of its prescription drugs from a single supplier, McKesson HBOC, Inc. ("McKesson"), under a contract expiring April 2004. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have difficulty filling prescriptions, which would negatively impact the business.

 Derivatives

   The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense related to the variable rate debt.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated and effective as a fair value hedge, the changes in the fair value of the derivative and the changes in the hedged item attributable to the hedged risk will be recognized in earnings. If the derivative is designated and effective as a cash-flow hedge, changes in the fair value of the effective portion of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. On March 4, 2001, in connection with the adoption of the new Statement, the Company will record a reduction of approximately $29,000 in OCI as a cumulative transition adjustment for derivatives designated as cash flow-type hedges prior to adopting SFAS 133.

   Certain issues currently under consideration by the Derivatives Implementation Group ("DIG") may make it more difficult to qualify for cash flow hedge accounting in the future. Pending the results of the DIG deliberations, changes in the fair value of the Company's interest rate swaps may be recorded as a component of net income.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

3. Change in Accounting Method

   In fiscal 2000, the Company changed its application of the LIFO method of accounting by restructuring its LIFO pool structure through a combination of certain existing geographic pools. The reduction in the number of LIFO pools was made to more closely align the LIFO pool structure to the Company's store merchandise categories. The effect of this change in fiscal 2000 was a charge of $6,840 (net of income tax benefit of $4,560), or $.03 per diluted common share. The cumulative effect of the accounting change on periods prior to fiscal 2000 was a charge of $27,300 (net of income tax benefit of $18,200), or $.11 per diluted common share. The pro forma effect of this accounting change would have been a reduction in income of $6,360 (net of income tax benefit of $4,240) or $.02 per diluted common share for fiscal 1999.

4. Acquisitions and Dispositions

   On March 3, 1999, the Company purchased 25 drugstores from Edgehill Drugs, Inc. The purchase price was $24,454, net of cash acquired of $12. This acquisition was accounted for under the purchase method of accounting. The results of operations have been included in these consolidated financial statements since the date of acquisition.

   In September 1999, the Company signed a contract to sell 38 drugstores in California to Longs Drug Stores California, Inc. (Longs). During the third quarter of fiscal 2000, 32 stores were transferred to Longs and two stores were transferred in the first quarter of fiscal 2001. The remaining four stores were retained by the Company. A pre-tax gain of $80,109 was recognized in the third quarter of fiscal 2000 for the stores that were sold in that year. The immaterial gain on the sale of the two stores was recognized by the Company in fiscal 2001.

5. Earnings Per Share

   Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company subject to anti-dilution limitations.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

5. Earnings Per Share -- (Continued)

                                                              Year Ended
                                             -------------------------------------------
                                               March 3,      February 26,   February 27,
                                                 2001            2000           1999
                                             ------------    ------------   ------------
Numerator for earnings per share:
   Loss from continuing operations before
    cumulative effect of accounting
    change, net of tax ...................   $ (1,431,764)   $ (1,114,921)  $   (448,699)
   Accretion of redeemable preferred
    stock ................................                            (97)            --
   Preferred stock conversion reset ......       (160,915)
   Cumulative preferred stock dividends ..        (25,724)        (10,110)          (627)
                                             ------------    ------------   ------------
   Loss before cumulative effect of
    accounting change attributable to
    common stockholders ..................     (1,618,403)     (1,125,128)      (449,326)
   Net income (loss) from discontinued
    operations, net of tax ...............         11,335           9,178        (12,823)
   Loss on disposal of discontinued
    operations, net of tax ...............       (168,795)             --             --
                                             ------------    ------------   ------------
   Total income (loss) from discontinued
    operations ...........................       (157,460)          9,178        (12,823)
   Cumulative effect of accounting change              --         (27,300)            --
                                             ------------    ------------   ------------
Net loss attributable to common
  stockholders............................   $ (1,775,863)   $ (1,143,250)  $   (462,149)
                                             ============    ============   ============
Denominator:
   Basic weighted average shares .........    314,189,280     259,139,000    258,516,000
   Diluted weighted average shares .......    314,189,280     259,139,000    258,516,000
Basic and diluted loss per share:
   Loss from continuing operations .......   $      (5.15)   $      (4.34)  $      (1.74)
   Income (loss) from discontinued
    operations ...........................          (0.50)           0.04          (0.05)
   Cumulative effect of accounting
    change, net ..........................             --           (0.11)            --
                                             ------------    ------------   ------------
   Net loss per share ....................   $      (5.65)   $      (4.41)  $      (1.79)
                                             ============    ============   ============

   In fiscal 2001, 2000 and 1999, no potential shares of common stock have been included in the calculation of diluted earnings per share because of the losses reported. At March 3, 2001, an aggregate of 126,526,540 potential common shares related to stock options, convertible preferred stock, convertible notes, warrants, stock appreciation rights and other have been excluded from the computation of diluted earnings per share.

6. Store Closing and Impairment Charges

   Store closing and impairment charges consist of:

                                                            Year Ended
                                             ---------------------------------------
                                             March 3,    February 26,   February 27,
                                               2001          2000           1999
                                             --------    ------------   ------------
Impairment charges .......................   $214,224      $120,593       $ 87,666
Store lease exit costs ...................     57,668        18,855        107,693
Impairment of investments ................    116,186            --             --
                                             --------      --------       --------
                                             $388,078      $139,448       $195,359
                                             ========      ========       ========

 Impairment charges

   In fiscal 2001, 2000, and 1999 store closing and impairment charges include non-cash charges of $214,224, $120,593 and $87,666 respectively, for the impairment of long-lived assets (including allocable

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

6. Store Closing and Impairment Charges -- (Continued)

goodwill) at 495, 249 and 270 stores. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

 Store lease exit costs

   During fiscal 2001, 2000, and 1999, the Company recorded charges for 144, 224, and 422 stores, respectively, to be closed or relocated that were under long-term leases. Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is the date the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. As a result of focused efforts on cost recoveries for closed stores during fiscal 2001, the Company has experienced improved results, which has been reflected in the assumptions about future sublease income. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The discount rates used to determine the liability were 4.71%, 6.60% and 5.22% at March 3, 2001, February 26, 2000 and February 27, 1999,
respectively.

   Subsequent to the recording of lease accruals, management determined that certain stores would remain open or would not relocate. Accordingly, the Company reversed charges of $13,232 and $10,490 in fiscal 2001 and 2000, respectively, for lease accruals previously established for those stores.

   The reserve for store lease exit costs includes the following activity:


                                                            Year Ended
                                             ---------------------------------------
                                             March 3,    February 26,   February 27,
                                               2001          2000           1999
                                             --------    ------------   ------------
 Balance--beginning of year ..............   $212,812     $ 246,805       $ 191,453
   Provision for present value of
    noncancellable lease payments of
    stores designated to be closed .......    102,495        58,324          94,404
   Changes in assumptions about future
    sublease income, terminations, etc.
    and change of interest rate ..........    (31,595)      (28,979)         13,289
   Reversals of reserves for stores that
    management has determined will remain
    open .................................    (13,232)      (10,490)             --
   Interest accretion ....................     11,552        13,251           8,069
   Cash payments, net of sublease income .    (49,024)      (66,099)        (60,410)
                                             --------     ---------       ---------
 Balance--end of year ....................   $233,008      $212,812        $246,805
                                             ========     =========       =========


   In addition to store closings, the Company also closed or relocated certain distribution centers in its efforts to consolidate operations. During the second quarter of fiscal 2000, management approved a plan to close its leased distribution center in Las Vegas, Nevada and terminate all of its employees and, as a result, accrued termination benefit payments of $1,634 in the second quarter of 2000, with the charge included in selling, general and administrative expenses. Severance payments of $1,165 were made during fiscal year 2000 leaving a remaining liability of $469 at February 26, 2000, with remaining payments made during fiscal 2001. The operating lease for the distribution center was terminated in May 2000 at the end of the lease term with no additional liability to the Company.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

6. Store Closing and Impairment Charges -- (Continued)

   In the third quarter of fiscal 2000, management announced plans to close its South Nitro, West Virginia distribution center in the summer of 2000. As a result of this exit plan, the Company accrued termination benefits of $3,858 in the third quarter of fiscal 2000 for all of the 480 employees with the charge included in selling, general and administrative expenses. In the fourth quarter of fiscal 2000 management decided to not close the facility. However, prior to this decision the Company became obligated to pay $1,040 in severance costs related to 102 employees. The Company paid $540 in the fourth quarter of fiscal 2000 and the remaining $500 was paid in fiscal 2001. The remaining reserve of $2,818 was reversed to selling, general and administrative expenses in the fourth quarter of fiscal 2000.

   In the third quarter of fiscal 2000, management approved a plan to close and sell its Ogden, Utah distribution center. As a result of this exit plan, a liability of $2,256 for termination benefits for 500 employees were recorded through selling, general and administrative expenses in the third quarter of fiscal 2000 which were subsequently paid. Additionally, an impairment charge of $7,600 for long-lived assets was recorded in the third quarter of fiscal 2000. The facility was sold in March 2000.

 Impairment of investments

   The Company has an investment in the common stock of drugstore.com, which is accounted for under the equity method. The initial investment was valued based upon the initial public offering price of drugstore.com. During fiscal 2001, the Company recorded an impairment of its investment in drugstore.com of $112,123. This impairment charge was based upon a decline in the market value of drugstore.com's stock that the Company believes to be other than temporary.

   Additionally, the company recorded impairment charges of $4,063 for other investments.

7. Accounts Receivable

   During November 1997, the Company and certain of its subsidiaries entered into an agreement to sell, on an ongoing basis, a pool of accounts receivable to a wholly owned bankruptcy-remote special purpose funding subsidiary (the funding subsidiary) of the Company. The funding subsidiary sold an undivided fractional ownership interest in the pool of receivables to a securitization company. The accounts receivable sold to the funding subsidiary were not recognized on the Company's consolidated balance sheet. Under the terms of the agreement, new receivables were added to the pool as collections reduced previously sold accounts receivable. The Company serviced, administered and collected the receivables on behalf of the purchaser. The Company recognized no servicing asset or liability because the benefits of servicing were expected to represent adequate compensation for the services performed.

   In connection with the Company's refinancing in June 2000, all borrowings under the securitization program were repaid and the program was terminated. At the date of termination, $300,000 of receivables were recognized on the Company's consolidated balance sheet. Expenses of $7,855 and $18,052 associated with the securitization program through the date of termination were recognized for the years ended March 3, 2001 and February 26, 2000, respectively.

   The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at March 3, 2001 and February 26, 2000 was $37,050 and $43,371, respectively. The Company's accounts receivable are due primarily from third-party providers (e.g., insurance companies and governmental agencies) under third-party payment plans and are booked net of any allowances provided for under the respective plans. Since payments due from third-party payers are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

8. Property, Plant and Equipment

   Following is a summary of property, plant and equipment, including capital lease assets, at March 3, 2001 and February 26, 2000:


                                                          2001           2000
                                                       -----------   -----------
 Land .............................................    $   668,561   $   733,979
 Buildings ........................................        932,083     1,010,133
 Leasehold improvements ...........................      1,192,815     1,262,590
 Equipment ........................................      1,413,890     1,469,881
 Construction in progress .........................         49,182        85,484
                                                       -----------   -----------
                                                         4,256,531     4,562,067
 Accumulated depreciation .........................     (1,215,523)   (1,116,239)
                                                       -----------   -----------
   Property, plant and equipment, net..............    $ 3,041,008   $ 3,445,828
                                                       ===========   ===========


   Depreciation expense, which includes the depreciation of assets recorded under capital leases, was $285,886 in fiscal 2001, $326,873 in fiscal 2000 and $269,184 in fiscal 1999.

   Substantially all of the Company's owned properties on which it operates stores are pledged as collateral under the Company's debt agreements. The carrying amount of assets to be disposed of is $64,131 and $113,454 at March 3, 2001 and February 26, 2000, respectively.

9. Investments in Fifty Percent or Less Owned Subsidiaries

   In July 1999, the Company purchased 9,334,746 of Series E Convertible Preferred Shares in drugstore.com, an on-line pharmacy, for cash of $8,125, including legal costs, and the Company's agreement to provide access to the Company's networks of pharmacies and third-party providers, advertising commitments and exclusivity agreements. Each of the Series E Convertible Preferred Shares were converted to one share of common stock at the time of drugstore.com's initial public offering late in July 1999 and represented 21.6% of the voting stock immediately after the initial public offering. The investment is recorded in other assets, was initially valued at $168,025, equal to the initial public offering price of $18 per share multiplied by the Company's shares. The Company accounts for the investment on the equity method because the Company has significant influence over drugstore.com resulting from its share of the voting stock, its right to appoint one board member and a number of significant operating agreements. Included in other noncurrent liabilities is the unamortized portion of the fair value of the operating agreements of $133,916 that is being amortized over 10 years, the life of the arrangements described above. As a result of the start-up nature of the drugstore.com, the Company recorded an increase to its investment of $14,406 and $2,929 and corresponding increases to equity in connection with the sale of stock by drugstore.com during fiscal 2001 and 2000, respectively. During fiscal 2001, the Company recorded an impairment of its investment in drugstore.com of $112,123. This impairment charge was based upon a decline in the market value of drugstore.com's stock that the Company believes to be other than temporary.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

9. Investments in Fifty Percent or Less Owned Subsidiaries -- (Continued)

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

10. Goodwill and Other Intangibles

   Following is a summary of intangible assets at March 3, 2001 and February 26, 2000:


                                                              2001          2000
                                                              ----          ----
   Goodwill ............................................   $  848,121    $  920,241
   Lease acquisition costs and favorable leases ........      670,789       713,970
   Prescription files ..................................      137,700       136,434
   Assembled workforce .................................       47,133        51,021
                                                           ----------    ----------
                                                            1,703,743     1,821,666
   Accumulated amortization ............................     (636,404)     (563,558)
                                                           ----------    ----------
                                                           $1,067,339    $1,258,108
                                                           ==========    ==========


11. Accrued Salaries, Wages, and Other Current Liabilities

   Accrued salaries wages and other current liabilities consist of the following at March 3, 2001 and February 26, 2000:


                                                               2001       2000
                                                               ----       ----
Accrued wages, benefits and other personnel costs .......    $280,126   $254,738
Accrued legal and other professional fees ...............      67,621    161,143
Accrued taxes payable ...................................       2,012    111,805
Accrued interest ........................................      85,307     61,427
Accrued lease exit costs ................................      37,042     42,413
Accrued rent and other occupancy costs ..................      79,111     62,087
Deferred income .........................................      24,543     19,143
Accrued store expense ...................................      30,057     38,443
Accrued property taxes ..................................      43,367     44,490
Other ...................................................      46,861     87,314
                                                             --------   --------
                                                             $696,047   $883,003
                                                             ========   ========

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

12. Income Taxes

   The provision for income taxes from continuing operations was as follows:


                                                                   Year Ended
                                             ------------------------------------------------------
                                             March 3, 2001    February 26, 2000   February 27, 1999
                                             -------------    -----------------   -----------------
Current tax expense (benefit):
   Federal ...............................      $     --          $(19,017)           $  22,163
   State .................................         3,078                --                   --
                                                --------          --------            ---------
                                                   3,078           (19,017)              22,163
Deferred tax (benefit):
   Federal ...............................       146,773            20,677             (228,776)
   State .................................          (894)          (10,035)             (10,328)
                                                --------          --------            ---------
                                                 145,879            10,642             (239,104)
                                                --------          --------            ---------
   Total income expense (benefit) ........      $148,957          $ (8,375)           $(216,941)
                                                ========          ========            =========


  A reconciliation of the provision for income taxes as presented on the consolidated statements of operations is as follows:


                                                                   Year Ended
                                             ------------------------------------------------------
                                             March 3, 2001    February 26, 2000   February 27, 1999
                                             -------------    -----------------   -----------------
Income tax expense (benefit) from
  continuing operations...................      $148,957          $ (8,375)           $ (216,941)
Income tax expense (benefit) from
  discontinued operations.................        13,846            30,903                (5,925)
Income tax (benefit) from loss on
  disposal of discontinued operations.....          (734)               --                    --
Income tax (benefit) related to
  cumulative effect of accounting change..            --           (18,200)                   --
                                                --------          --------            ----------
   Total income tax expense (benefit) ....      $162,069          $  4,328            $(222,866)
                                                ========          ========            ==========


   A reconciliation of the statutory federal rate and the effective rate, for continuing operations, is as follows:


                                                                   Year Ended
                                             ------------------------------------------------------
Percentage
  ----------                                 March 3, 2001    February 26, 2000   February 27, 1999
                                             -------------    -----------------   -----------------
Federal statutory rate ...................       (35.0)%            (35.0)%             (35.0)%
Nondeductible expenses ...................         6.0                3.4                 3.7
State income taxes, net ..................        (6.8)              (4.1)               (4.5)
Tax credits ..............................          --                (.8)               (1.4)
Valuation allowance ......................        47.4               34.9                 3.6
Other ....................................          --                 .9                 1.0
                                                 -----              -----               -----
Effective tax rate .......................        11.6%              (0.7)%             (32.6)%
                                                 =====              =====               =====


   The difference between the statutory federal rate and the reported amount of income tax expense attributable to discontinued operations is primarily due to nondeductible goodwill. The effective rate for fiscal 2001 reflects an increase in the valuation allowance due to the elimination of PCS deferred tax liabilities, resulting from its disposition.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

12. Income Taxes -- (Continued)

   The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at March 3, 2001 and February 26, 2000:


                                                            2001          2000
                                                            ----          ----
Deferred tax assets:
   Accounts receivable...............................    $    31,113   $  43,762
   Accrued expenses..................................        147,427     141,332
   Liability for lease exit costs....................        125,284     113,907
   Pension, retirement and other benefits............         96,338      69,476
   Investment impairment.............................        108,733      59,863
   Other ............................................            370          --
   Credits ..........................................         58,533      69,840
   Net operating losses..............................        724,177     466,451
                                                         -----------   ---------
    Total gross deferred tax assets .................      1,291,975     964,631
Valuation allowance .................................     (1,031,287)   (475,174)
                                                         -----------   ---------
    Net deferred tax assets .........................        260,688     489,457
Deferred tax liabilities:
   Inventory.........................................        123,584     121,119
   Long-lived assets.................................        137,104     218,793
   Other.............................................             --       2,628
                                                         -----------   ---------
    Total gross deferred tax liabilities ............        260,688     342,540
                                                         -----------   ---------
Net deferred tax assets, all noncurrent .............    $        --   $ 146,917
                                                         ===========   =========


 Net Operating Losses, Capital Losses and Tax Credits
   At March 3, 2001 and February 26, 2000, the Company had federal net operating loss (NOL) carryforwards of $1,572,818 and $841,059, respectively, the majority of which expire between fiscal 2017 and 2021.

   At March 3, 2001 and February 26, 2000, the Company had state NOL carryforwards of $1,718,513 and $1,662,602, respectively, the majority of which expire by fiscal 2005 and the remaining balance by fiscal 2015.

   At March 3, 2001, due to the disposition of PCS, the Company incurred a $406,220 capital loss which will expire, if not offset by future capital gains, by fiscal 2006.

   At March 3, 2001 and February 26, 2000, the Company had federal business tax credit carryforwards of $49,597 and $61,394, the majority of which expire between fiscal 2017 and 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $8,935 and $7,512 at fiscal 2001 and 2000, respectively.

 Valuation Allowances

   The valuation allowances as of March 3, 2001, and February 26, 2000 were $1,031,287 and $475,174 respectively, and principally apply to NOL and tax credit carryforwards. The Company believes that it is more likely than not that those carryovers will not be realized. As a result of the decision to dispose of PCS, the Company recognized an increase in the valuation allowance of $146,917 in fiscal 2001.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

13. Indebtedness and Credit Agreements

   Following is a summary of indebtedness and lease financing obligations at March 3, 2001 and February 26, 2000:


                                                            2001         2000
                                                            ----         ----
Commercial paper borrowings. ........................    $       --   $  192,000
Term loan due 2000 ..................................            --      272,422
5.50% fixed-rate senior notes due 2000 ..............            --      200,000
6.70% notes due 2001 ................................         7,342      350,000
5.25% convertible subordinated notes due 2002 .......       357,324      649,986
Senior Facility .....................................       682,000           --
Revolving Credit facility due 2002 (amended and
  restated) ("RCF")..................................       730,268      716,073
Term loan due 2002 (amended and restated) ("PCS") ...       591,391    1,300,000
Exchange Debt .......................................       216,126           --
10.50% notes due 2002 ...............................       467,500           --
6.00% dealer remarketable securities due 2003 .......       187,650      200,000
6.00% fixed-rate senior notes due 2005 ..............       194,500      200,000
7.625% senior notes due 2005 ........................       198,000      200,000
7.125% notes due 2007 ...............................       350,000      350,000
6.125% fixed-rate senior notes due 2008 .............       150,000      150,000
6.875% senior debentures due 2013 ...................       200,000      200,000
3.50% to 10.475% industrial development bonds due
  through 2009.......................................         4,740        5,196
7.70% notes due 2027 ................................       300,000      300,000
6.875% fixed-rate senior notes due 2028 .............       150,000      150,000
Lease financing obligations .........................     1,100,000    1,148,135
Other ...............................................         7,707       29,056
                                                         ----------   ----------
                                                          5,894,548    6,612,868
Short-term debt, current maturities of long-term
  debt and lease financing obligations...............       (36,956)    (102,050)
                                                         ----------   ----------
Long-term debt and lease financing obligations, less
  current maturities.................................    $5,857,592   $6,510,818
                                                         ==========   ==========


   In June 2000, the Company entered into an interest rate swap contract that fixes the LIBOR component of $500,000 of the Company's variable rate debt at 7.083% for a two-year period. In July 2000, the Company entered into an additional interest rate swap that fixes the LIBOR component of an additional $500,000 of variable rate debt at 6.946% for a two-year period. The Company entered into these contracts to hedge its exposure to fluctuations in market interest rates. The differential to be paid or received as a result of these swap agreements was recorded as an adjustment to interest expense. At March 3, 2001, the Company would have had to pay $29,000 if it had terminated these contracts on that date.

 Refinancings

   On June 14, 2000, the Company obtained a $1,000,000 (increased to $1,100,000 in November 2000) senior secured credit facility (the Senior Facility) from a syndicate of banks. The Senior Facility is guaranteed by substantially all of the Company's wholly-owned subsidiaries, and the banks have a security interest in substantially all of those subsidiaries' accounts receivable, inventory, and intellectual property and a security interest in certain of their real property. Of this amount, $600,000 is in the form of a term loan and $500,000 is in the form of a revolving credit facility both due in August 2002 and both with interest at LIBOR plus 3.00%. Funds drawn under the term loan were used to repay $300,000 of drawings under the accounts receivable securitization program and to pay $200,000 for working capital and transaction expenses which are

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

13. Indebtedness and Credit Agreements -- (Continued)

being amortized over the term of the Senior Facility. Funds drawn from time to time under the revolving credit facility are used to fund current operations. In connection with the $100,000 term loan in November 6, 2000, the Company incurred fees of $3,528 which are being amortized over the period of the new term loans.

   The Senior Facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The facility requires the Company to meet various financial ratios and limits capital expenditures. The Company was in compliance with its debt covenants as of March 3, 2001. For the three fiscal quarters ended March 3, 2001, those covenants required the company to maintain a minimum interest coverage ratio and a minimum fixed charge coverage ratio of
 .95:1, increasing to a minimum interest coverage ratio of 1.40:1 and a minimum fixed charge ratio of 1.19:1 for the four quarters ending June 1, 2002. For the three fiscal quarters ended March 3, 2001, the Company was required to have consolidated EBITDA (as defined in the Senior Facility) of no less than $364,000, increasing to $720,000 for the four fiscal quarters ending on June
1, 2002. For the three fiscal quarters ended March 3, 2001, capital expenditures were limited to $186,000, increasing to $243,000 for the four fiscal quarters ending June 1, 2002. As of March 3, 2001, the Company had additional borrowing capacity under the Senior Facility of $394,600.

   Also on June 14, 2000, the Company extended the maturity dates of the RCF credit facility and the PCS credit facility to August 2002. Borrowings under the PCS credit facility bear interest at LIBOR plus 3.25% and borrowings under the RCF credit facility bear interest at LIBOR plus 3.75%. These credit facilities contain restrictive covenants that place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale-leaseback transactions. These credit facilities also require the Company to satisfy financial covenants that are generally slightly less restrictive than the covenants in the Senior Facility. The facilities also limit the amount of our capital expenditures to $186,000 for the three quarters ended March 3, 2001, increasing to $243,000 for the four quarters ending June 1, 2002. Under the terms of these facilities, after giving effect to the $100,000 increase in the term loan, the Company is permitted to incur up to an additional $35,000 of indebtedness under the Senior Facility without the further consent of lenders. The PCS credit facility was originally secured by a first lien on the stock of PCS Health Systems, Inc. and the RCF credit facility was originally secured by a first lien on the stock of drugstore.com and a second lien on the stock of PCS Health Systems, Inc. Any amounts repaid under these facilities with the proceeds of asset sales may not be borrowed.

   In addition, on June 14, 2000 certain affiliates of J.P. Morgan Chase, which had lent the Company $300,000 under a demand note in June 1999 and who was also a lender under the RCF and PCS credit facilities, together with certain other lenders under the two credit facilities, agreed to exchange $274,782 of their loans for a new secured exchange debt obligation. The terms of the exchange debt are substantially the same as the terms of our RCF and PCS credit facilities and the interest rate is currently LIBOR plus 3.25%. The lenders of the exchange debt have the same collateral as they did with respect to their loans under the RCF and PCS credit facilities or demand note, as applicable, as well as a first lien on the Company's prescription files. Additionally, the Company issued three-year warrants to purchase 2,500,000 shares of common stock at $11.00 per share. The fair value assigned to the warrants was $8,500 and amortization was completed during fiscal 2001. The Company also paid and expensed $4,000 of advisory fees over a period of one year.

   Upon consummation of the sale of PCS on October 2, 2000, $575,000 of the cash portion of the proceeds was applied to reduce the outstanding balances of the PCS credit facility and the PCS exchange debt. In February 2001, the Company also applied $34,504 received from the final settlement of the PCS sale to reduce the PCS facilities. At March 3, 2001, the Company had $1,537,785 of borrowings outstanding under the PCS, RCF and related exchange debt facilities. Subsequent to March 3, 2001, the Company further

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

13. Indebtedness and Credit Agreements -- (Continued)

reduced the borrowings outstanding under the PCS and related exchange debt facilities by $484,104 utilizing the proceeds from the sale of AdvancePCS stock and repayment of AdvancePCS senior subordinated notes which it had received as part of the consideration for the sale.

   The Company also amended its existing guarantees of two synthetic lease transactions to provide substantially the same terms of our RCF and PCS credit facilities.

   In connection with modifications to the RCF and PCS credit facilities, the debt exchange for the 10.5% notes due 2002, the guarantee of the Prudential note, the exchange for exchange debt and the guarantee of the synthetic lease transactions, substantially all wholly-owned subsidiaries guaranteed the Company's obligations thereunder on a second priority basis. These subsidiary guarantees are secured by a second priority lien on the inventory, accounts receivable, intellectual property and some of the real estate assets of the subsidiary guarantors. Except to the extent previously secured, the Company's direct obligations under those facilities and guarantees remain unsecured.

 Exchange Offers

   In connection with the above refinancing on June 14, 2000, the Company exchanged $52,500 of its 5.5% fixed-rate senior notes due in December 2000 and $321,800 of its 6.7% notes due in December 2001 for $374,300 of 10.5% senior secured notes due 2002. The Company arranged with certain financial institutions to refinance $93,200 of the 5.5% notes when they become due with the 10.5% senior secured notes due 2002. These financial institutions purchased $16,710 of the 5.5% notes and $20,390 of the 6.7% notes on July 27, 2000; $53,814 of the 5.5% notes on September 13, 2000; and $476 of the 6.7%
notes on December 14, 2000; and exchanged the purchased notes with the Company for the 10.5% senior secured notes due 2002. The remaining 5.5% notes were retired in December 2000 with the Company's general corporate funds and the remaining forward purchase commitment. The Company recognized an aggregate loss of $6,200 in connection with the exchange and refinancing.

 Exchange of Debt for Equity

   Throughout and subsequent to fiscal 2001, the Company exchanged debt for equity as outlined in the table below:


                                                                                     Carrying               Additional
Debt Exchanged                                                                        Amount      Common     Paid-In        Gain
  --------------                                                                    Exchanged     Stock      Capital       (Loss)
                                                                                    ---------    -------    ----------   ----------
Exchanged during the year ended March 3, 2001:
 PCS and RCF facilities and J.P. Morgan demand note .............................    $284,820    $51,785     $220,088    $    5,189
 5.25% convertible subordinated notes ...........................................     292,662     30,241      379,829      (118,769)
 6.00% dealer remarketable securities ...........................................      17,850      1,868        4,053        11,868
 7.625% senior notes ............................................................       2,000        230          604         1,156
                                                                                     --------    -------     --------    ----------
 For the year ended March 3, 2001 ...............................................    $597,332    $84,124     $604,574    $ (100,556)
                                                                                     ========    =======     ========    ==========
Exchanges (including commitments) subsequent to March 3, 2001 through May 15,
  2001 (unaudited):
 5.25% convertible subordinated notes ...........................................    $205,308    $29,750     $307,686    $ (133,129)
 6.00% dealer remarketable securities ...........................................      79,885     12,382       55,633        11,427
 10.5% notes ....................................................................      56,300      8,467       47,461          (656)
 PCS facility ...................................................................       5,000        715        4,390          (105)
 RCF facility ...................................................................     164,858     25,878      150,186       (11,206)
                                                                                     --------    -------     --------    ----------
 Subsequent to March 3, 2001 ....................................................    $511,351    $77,192     $565,356    $(133,669)
                                                                                     ========    =======     ========    ==========

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

13. Indebtedness and Credit Agreements -- (Continued)

   Several of the exchanges subsequent to March 3, 2001 have not settled, including the exchanges for the 10.5% notes, the PCS facility and the RCF facility. Accordingly, the data presented in the above table for these exchanges is based on the best available estimates.

 Other

   In fiscal 2000, the Company was required to obtain waivers of compliance with, and modifications to certain of the covenants contained in its senior credit and loan agreements and public indentures. In connection with obtaining the waivers and modifications, the Company paid fees and transaction costs of $63,332.

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

   The Company had outstanding letters of credit of $46,952 at March 3, 2001 and $41,624, at February 26, 2000. Also, the Company had provided permanent financing guarantees to certain of its store construction developers to be effective, if such developers were unable to obtain their own permanent financing upon completion of the store construction. There were no guarantees outstanding at March 3, 2001. Guarantees of $33,774 were outstanding at February 26, 2000.

   The annual weighted average interest rate on the Company's indebtedness was 8.2%, 7.4% and 6.8% for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

   The aggregate annual principal payments of long-term debt and capital lease obligations for the five succeeding fiscal years are as follows: 2002, $36,956; 2003, $3,082,829; 2004, $218,355; 2005, $229,038; 2006, $216,398 and
$2,110,972 in 2007 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

   The subsidiary guarantees related to the Company's credit facilities are full and unconditional and joint and several and there are no restrictions on the ability of the parent to obtain funds from its subsidiaries. Also, the parent company's assets and operations are not material and subsidiaries not guaranteeing the credit facilities are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

14. Leases

   The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 10 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance, and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $10,930, $10,443 and $10,443, was $537,423, $500,782, and $477,537 in 2001, 2000 and 1999, respectively.
These amounts include contingent rentals of $26,644, $28,625, and $32,960, in fiscal 2001, 2000 and 1999, respectively.

   The Company is a guarantor on certain leases transferred to third parties through sales or assignments.

   The Company leases certain facilities through sale-leaseback arrangements accounted for using the financing method. Proceeds from sale-leaseback programs were approximately $6,992 in 2001, $74,898 in 2000 and $504,990 in 1999.

   The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method are summarized as follows:


                                                           March 3,    February 26,
                                                             2001          2000
                                                           --------    ------------
   Land ................................................   $326,304     $  343,948
   Buildings ...........................................    532,635        570,604
   Leasehold improvements ..............................    128,122        152,347
   Equipment ...........................................      2,644            757
   Accumulated depreciation ............................    (63,097)       (39,809)
                                                           --------     ----------
                                                           $926,608     $1,027,847
                                                           ========     ==========


   Following is a summary of lease finance obligations at March 3, 2001 and February 26, 2000:

                              2001          2000
                           ----------    -------
   Sale-leaseback
    obligations
    accounted for under
    the financing
    method .............   $  917,211    $  944,805
   Obligations under
    capital leases .....      182,789       203,330
                           ----------    ----------
   Total ...............    1,100,000     1,148,135
   Less current
    obligation .........      (28,603)      (25,964)
                           ----------    ----------
   Long-term lease
    finance obligations    $1,071,397    $1,122,171
                           ==========    ==========

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

14. Leases -- (Continued)

   Following are the minimum lease payments net of sublease income that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 3, 2001:


Fiscal year                                         Lease Financing    Operating
  -----------                                         Obligations       Leases
                                                    ---------------   ----------
2002 ...........................................      $  114,081      $  511,105
2003 ...........................................         121,463         496,071
2004 ...........................................         113,327         459,983
2005 ...........................................         113,040         417,421
2006 ...........................................          96,382         372,843
Later years ....................................       1,321,703       3,325,522
                                                      ----------      ----------
Total minimum lease payments ...................       1,879,996      $5,582,945
                                                                      ==========
Amount representing interest ...................         779,996
                                                      ----------
Present value of minimum lease payments ........      $1,100,000
                                                      ==========


15. Redeemable Preferred Stock

   In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at the estimated fair value of $5,695 for the 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders' equity using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. There was no accretion in fiscal 2001; accretion was $97 in 2000.

16. Capital Stock

   In October 1999, the Company issued 3,000,000 shares of Series B preferred stock at $100 per share which is the liquidation preference. The Series B preferred stock pays dividends at 8% per year which is payable in cash or additional shares of Series B, at the Company's election. The Series B preferred stock, when issued, was convertible into shares of the Company's common stock at a conversion price of $11.00 per share of common stock. Pursuant to its terms, as a result of the issuance of shares at $5.50 per share on June 14, 2000, the per share conversion price for the Series B preferred stock was adjusted to $5.50. As a result of this adjustment the Company increased its paid in capital, its accumulated deficit, and its loss attributable to common stockholders by $160.9 million in June 2000 (representing the difference between $5.50 and the market price of the Company's common stock on the original date of issuance of the Series B preferred stock).

   For the years ended March 3, 2001 and February 26, 2000, the Company recognized an increase to its investment in drugstore.com of $14,406 and $2,929, respectively, and a corresponding increase to paid in capital, in connection with equity transactions of drugstore.com.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

16. Capital Stock -- (Continued)

   In April 2001, the Board of Directors approved, subject to stockholder approval, an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $1.00 par value, from 600,000,000 to 1,000,000,000. If the stockholders approve the recommendation, the authorized capital stock of the Company will consist of 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock, both having a par value of $1.00 per share. Preferred stock is issued in series subject to terms established by the Board of Directors. At March 3, 2001, the Company has outstanding warrants to purchase 2,500,000 shares of common stock at $11.00 per share (see Note 13). The Company has no other warrants outstanding.

17. Stock Option and Stock Award Plans

   The Company reserved 22,000,000 shares of its common stock for the granting of stock options and other incentive awards to officers and key employees under the 1990 Omnibus Stock Incentive Plan (the 1990 Plan). Options may be granted, with or without SARs, at prices that are not less than the fair market value of a share of common stock on the date of grant. The exercise of either a SAR or option automatically will cancel any related option or SAR. Under the 1990 Plan, the payment for SARs will be made in shares, cash or a combination of cash and shares at the discretion of the Compensation Committee.

   In November 1999, the Company adopted the 1999 Stock Option Plan (the 1999
Plan), under which 10,000,000 shares of common stock are reserved for the granting of stock options at the discretion of the Board of Directors.

   In December 2000, the Company adopted the 2000 Omnibus Equity Plan (the 2000
Plan) under which 22,000,000 shares of common stock are reserved for granting of restricted stock, stock options, phantom stock, stock bonus awards and other stock awards at the discretion of the Board of Directors.

   In February 2001, the Company adopted the 2001 Stock Option Plan (the 2001
Plan) under which 20,000,000 shares of common stock are reserved for granting of stock options at the discretion of the Board of Directors.

   All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares reserved for issuance for all plans is 74,000,000 as of March 3, 2001.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

17. Stock Option and Stock Award Plans -- (Continued)

   Following is a summary of stock option transactions for the fiscal years ended March 3, 2001, February 26, 2000 and February 27, 1999:


                                                                Weighted Average
                                                                    Price Per
                                                    Shares           Shares
                                                  -----------   ----------------
Balance, February 28, 1998 ...................     11,491,774        $ 13.96
   Granted....................................      4,054,000          32.74
   Exercised..................................       (633,575)         14.58
   Cancelled..................................       (241,500)         20.18
                                                  -----------        -------
Balance, February 27, 1999 ...................     14,670,699          19.02
   Granted....................................     18,687,562           7.95
   Exercised..................................        (64,650)         13.61
   Cancelled..................................     (7,488,707)         14.60
                                                  -----------        -------
Balance, February 26, 2000 ...................     25,804,904          12.30
   Granted....................................     47,830,762           4.03
   Exercised..................................             --             --
   Cancelled..................................    (20,438,867)(1)       7.57
                                                  -----------        -------
Balance, March 3, 2001 .......................     53,196,799         $ 6.48
                                                  ===========        =======

(1) Includes 16,683,962 stock options which have been cancelled and reissued.

   For various price ranges, weighted average characteristics of outstanding stock options at March 3, 2001 were as follows:


                                             Outstanding Options                Exercisable Options
                                   ----------------------------------------    ---------------------
                                      Number
                                    Outstanding                    Weighted                 Weighted
Range of exercise prices               as of         Remaining     Average                  Average
  ------------------------         March 3, 2001   life (years)     Price       Shares       Price
                                   -------------   ------------    --------   ----------    --------
$ 2.7500 to $ 2.7500                16,683,962         9.04        $ 2.7500    4,053,041    $ 2.7500
$ 3.0000 to $ 3.9375                 1,221,500         9.79        $ 3.4217           --          --
$ 4.0500 to $ 4.0500                20,142,000         9.95        $ 4.0500           --          --
$ 4.0625 to $ 8.9125                 6,280,788         8.52        $ 5.6437    1,999,813    $ 5.7054
$ 8.9150 to $ 16.9375                5,689,574         4.05        $13.5048    5,689,574    $13.5048
$18.2500 to $ 44.6875                2,940,475         7.39        $28.7612    1,518,475    $29.3870
$45.5625 to $ 45.5625                    3,000         7.76        $45.5625        1,500    $45.5625
$47.5000 to $ 47.5000                  220,000         7.87        $47.5000      127,500    $47.5000
$48.5625 to $ 48.5625                   13,000         7.84        $48.5625        6,500    $48.5625
$48.8125 to $ 48.8125                    2,500         7.85        $48.8125        1,250    $48.8125
                                    ----------                                ----------
$2.7500 to $ 48.8125                53,196,799         8.70        $ 6.4824   13,397,653    $11.2346
                                    ==========         ====        ========   ==========    ========


   In November 2000, the Company reduced the exercise price of 16,683,962 stock options issued after December 4, 1999 to $2.75 per share, which represents fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognizes compensation expense for these options using variable plan accounting. Under variable plan accounting, the Company recognizes compensation expense over the option vesting period. In addition, subsequent changes in the market value of the Company's common stock during the option period, or until exercised, will generate changes in the

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

17. Stock Option and Stock Award Plans -- (Continued)

compensation expense recognized on the repriced options. The Company recognized expense of approximately $33,500 during fiscal 2001 related to the repriced options.

   The Company adopted SFAS No.123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. The pro forma impact on net loss and per share amounts are reported below as if the Company had elected to recognize compensation cost based upon the fair value of the options granted at the grant date as prescribed by SFAS No. 123 is outlined below:


                                                         March 3,     February 26,    February 27,
                                                           2001           2000            1999
                                                        -----------   ------------    ------------
Net loss............................................    $(1,589,224)   $(1,133,043)    $(461,522)
Pro forma additional compensation expense under fair
  value method......................................        (46,842)       (22,464)      (10,463)
                                                        -----------    -----------     ---------
Pro forma net loss..................................     (1,636,066)    (1,155,507)     (471,985)
Accretion of redeemable preferred stock.............             --            (97)           --
Preferred stock conversion reset....................       (160,915)            --            --
Dividends on preferred stock........................        (25,724)       (10,110)         (627)
                                                        -----------    -----------     ---------
Pro forma net loss attributable to common
  stockholders......................................    $(1,822,705)   $(1,165,714)    $(472,612)
                                                        ===========    ===========     =========
Pro forma basic and diluted loss per share..........    $     (5.80)   $     (4.50)    $  (1.83)
                                                        ===========    ===========     =========


   The pro forma amounts only take into account the options issued since March 5, 1995. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                2001        2000         1999
                                             ---------    ---------   ---------
Expected stock price volatility ..........       67.2%        58.0%       30.7%
Expected dividend yield ..................        0.0%         0.0%        1.0%
Risk-free interest rate ..................       6.25%         6.3%        5.6%
Expected life of options .................   2.8 years    4.2 years   6.7 years


   The average fair value of each option granted during fiscal 2001, 2000 and 1999 was $1.91, $4.09 and $12.36, respectively.

 Restricted Stock

   In December 1999, certain executive officers received restricted stock grants of 1,000,000 shares. The Company recorded these grants at a fair value on the date of the grant of $8,250. During fiscal 2000, the Company also made tax payments on behalf of the executives to help defray the tax effects of the grants to the executives. Under the restricted stock agreement, the restrictions placed on the shares lapse in equal monthly installments over the period from December 1999 to November 2002. However, in most circumstances the executive would only have to provide one year of service to the Company to earn the total number of shares. Accordingly, the Company is amortizing the cost of the stock grant over one year.

   In fiscal 2001, restricted stock grants of 4,004,000 shares were awarded to key employees under plans approved by the stockholders. Shares vest in installments up to three years and unvested shares are forfeited upon termination of employment. The Company recorded the issuances at fair value on the date of grant of $22,797.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

17. Stock Option and Stock Award Plans -- (Continued)

   Compensation expense related to all restricted stock grants is being recorded over a one to three year vesting period of these grants. For the years ended March 3, 2001 and February 26, 2000, the Company recognized expense of $12,387 and $2,062 related to restricted share awards. The unearned compensation associated with these restricted stock shares was $16,598. This amount is included in stockholders equity as a component of deferred compensation.

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

   At March 3, 2001 and February 26, 2000, there were 5.7 million and 7.0 million stock appreciation rights units outstanding, respectively. Grant prices for units outstanding at March 3, 2001 ranged from $5.38 to $48.56 per unit. Amounts charged or (credited) to expense relating to the stock appreciation rights units for fiscal 2001, 2000 and 1999 were $(407), $(45,500), $32,200, respectively.

18. Retirement Plans

   The Company and its subsidiaries have numerous retirement plans covering salaried employees and certain hourly employees. The retirement plans include a profit sharing retirement plan and other defined contribution plans. Contributions for the profit sharing plan are a discretionary percent of each covered employee's salary, as determined by the Board of Directors based on the Company's profitability. Total expenses recognized for the profit sharing plan were $5,350 in 2001, $9,945 in 2000, and $6,091 in 1999. Employer
contributions for other defined contribution plans are generally based upon a percentage of employee contributions or, in the case of certain executive officers, in accordance with employment agreements. The expenses recognized for these plans were $9,141 in 2001, $7,925 in 2000, and $7,779 in 1999. There
are also several defined benefit plans that require benefits to be paid to eligible employees based upon years of service with the Company or formulas applied to their compensation. The Company's funding policy is to contribute the minimum required by the Employee Retirement Income Security Act of 1974.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

18. Retirement Plans -- (Continued)

   Net periodic pension cost for the defined benefit plans includes the following components:


                                                                            Defined Benefit Pension        Nonqualified Executive
                                                                                     Plans                     Retirement Plan
                                                                         ----------------------------    --------------------------
                                                                           2001      2000       1999      2001      2000      1999
                                                                         -------    -------   -------    ------    -------   ------
Service cost .........................................................   $ 4,004    $ 4,441   $ 5,034    $  908    $   671   $  514
Interest cost ........................................................     4,248      4,166     3,935     2,642      1,497    1,424
Expected return on plan assets .......................................    (6,896)    (5,723)   (4,936)       --         --       --
Amortization of unrecognized net transition (asset)/obligation .......      (160)      (160)     (160)    1,162      1,163    1,163
Amortization of unrecognized prior service cost ......................       346        376       473        --         --       --
Amortization of unrecognized net gain ................................    (2,202)      (226)     (202)     (193)        --       --
Change due to plan amendment                                                  --         --        --        --     18,891       --
                                                                         -------    -------   -------    ------    -------   ------
Net pension (credit) expense .........................................   $  (660)   $ 2,874   $ 4,144    $4,519    $22,222   $3,101
                                                                         =======    =======   =======    ======    =======   ======


   The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's retirement and health benefits plans, as well as the funded status and amounts recognized in the Company's balance sheet as of March 3, 2001 and February 26, 2000:

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

18. Retirement Plans -- (Continued)



                                                                                                                   Nonqualified
                                                                                          Defined Benefit           Executive
                                                                                           Pension Plans         Retirement Plan
                                                                                         ------------------    --------------------
                                                                                          2001       2000        2001        2000
                                                                                        -------    --------    ---------   --------
Change in benefit obligations:
 Benefit obligation at end of prior year ............................................   $58,791    $ 62,885    $  34,691   $ 21,891
 Service cost .......................................................................     4,004       4,441          908        671
 Interest cost ......................................................................     4,248       4,166        2,642      1,497
 Distributions ......................................................................    (5,349)     (9,728)      (1,429)    (1,224)
 Change due to change in assumptions ................................................     1,431      (4,580)       1,006     (1,281)
 Change due to plan amendment .......................................................        --         187           --     18,891
 Actuarial (gain) or loss ...........................................................     1,794       1,420       (6,179)    (5,754)
                                                                                        -------    --------    ---------   --------
Benefit obligation at end of year ...................................................   $64,919    $ 58,791    $  31,639   $ 34,691
                                                                                        =======    ========    =========   ========
Change in plan assets:
 Fair value of plan assets at beginning of year .....................................   $81,718    $ 71,686    $      --   $     --
 Employer contributions .............................................................     4,211       4,213        1,429      1,224
 Actual return on plan assets .......................................................    (7,959)     18,671           --         --
 Adjustment for fair value at 3/1/2000 ..............................................     5,932          --           --         --
 Distributions (including assumed expenses) .........................................    (6,392)    (10,485)      (1,429)    (1,224)
                                                                                        -------    --------    ---------   --------
Fair value of plan assets at end of year ............................................   $77,510    $ 84,085    $      --   $     --
                                                                                        =======    ========    =========   ========
Funded status .......................................................................   $12,591    $ 25,294    $ (31,639)  $(34,691)
Unrecognized net gain ...............................................................    (5,723)    (22,493)     (10,952)    (5,972)
Unrecognized prior service cost .....................................................     1,463       1,808           --         --
Unrecognized net transition (asset) or obligation ...................................      (179)       (339)      11,628     12,790
                                                                                        -------    --------    ---------   --------
Prepaid or (accrued) pension cost recognized ........................................   $ 8,152    $  4,270    $ (30,963)  $(27,873)
                                                                                        =======    ========    =========   ========
Amounts recognized in consolidated balance sheets
  consisted of:
 Prepaid (accrued) pension cost .....................................................   $ 9,009    $  4,796    $(30,963)   $(27,873)
 Adjustment to recognize additional minimum liability ...............................      (622)         --           --         --
 Accrued pension liability ..........................................................      (857)       (526)          --         --
 Accumulated other comprehensive income .............................................       622          --           --         --
                                                                                        -------    --------    ---------   --------
Net amount recognized ...............................................................   $ 8,152    $  4,270    $ (30,963)  $(27,873)
                                                                                        =======    ========    =========   ========


   The amounts recognized in the accompanying consolidated balance sheets as of March 3, 2001 and February 26, 2000 are as follows:


                                                                                                             Nonqualified
                                                                                       Defined Benefit         Executive
                                                                                        Pension Plans       Retirement Plan
                                                                                       ---------------    -------------------
                                                                                        2001     2000       2001       2000
                                                                                       ------   ------    --------   --------
      Accrued benefit liability....................................................    $ (857)  $ (526)   $(30,963)  $(27,873)
      Prepaid pension cost.........................................................     9,009    4,796          --         --
                                                                                       ------   ------    --------   --------
      Net amount recognized........................................................    $8,152   $4,270    $(30,963)  $(27,873)
                                                                                       ======   ======    ========   ========


   The accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with plan assets in excess of accumulated benefit obligations were $56,272 and $69,873, respectively, as of March 3, 2001, and $58,791 and $84,085, respectively, as of February 26, 2000.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

18. Retirement Plans -- (Continued)

   The significant actuarial assumptions used for all defined benefit pension plans were as follows:


                                                                       Nonqualified
                                               Defined Benefit           Executive
                                                Pension Plans         Retirement Plan
                                             -------------------    -------------------
                                             2001    2000   1999    2001   2000    1999
                                             ----    ----   ----    ----   ----    ----
Discount rate ............................   7.00    7.25   6.75    7.50   7.83    6.95
Rate of increase in future compensation
  levels..................................   4.50    4.50   4.75    3.00   3.00    3.00
Expected long-term rate of return on plan
  assets..................................   9.00    9.00   9.00    9.00   9.00    9.00


19. Commitments, Contingencies and Guarantees

Legal Proceedings

   This Company is party to numerous legal proceedings, as discussed below. The Company has charged $232,778 and $7,916 to expense for the years ended
February 26, 2000, and February 27, 1999, respectively, for various pending and actual claims, litigation, and assessments based upon its determination of its material, estimable and probable liabilities in regard to the portion of these claims, lawsuits, and assessments not covered by insurance. Based upon changes in estimates in fiscal 2001 relating primarily to resolution of insurance coverage disputes, the Company credited selling, general and administrative expenses by $19,625.

 Federal investigations

   There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving the Company's financial reporting and other matters. Management is cooperating fully with the SEC and the United States Attorney.

   The U.S. Department of Labor has commenced an investigation of matters relating to the Company's employee benefit plans, including the Company's principal 401(k) plan, which permitted employees to purchase the Company's common stock. Purchases of the Company's common stock under the plan were suspended in October 1999. In January 2001, the Company appointed an independent trustee to represent the interests of these plans in relation to the Company and to investigate possible claims the plans may have against the Company. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against the Company. The investigations, with which management is cooperating fully, are ongoing and the Company cannot predict their outcomes. In addition, a purported class action lawsuit on behalf of the plans and their participants has been filed by a participant in the plans in the United States District in the Eastern District of Pennsylvania.

   These investigations are ongoing, and the Company cannot predict their outcomes. If the Company were convicted of any crime, certain contracts and licenses that are material to the Company's operations may be revoked, which would have a material adverse effect on the Company's results of operations and financial condition. In addition, substantial penalties, damages or other monetary remedies assessed against the Company could also have a material adverse effect on the Company's results of operations, financial condition and cash flows.

 Stockholder litigation

   The Company, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased the Company's securities on the open market between May 2, 1997 and November 10, 1999. All of these cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, the Company announced that it had reached an agreement to settle the consolidated securities class action lawsuits pending against the Company in the U.S. District Court for the Eastern District of Pennsylvania and the derivative lawsuits pending there and in the U.S. District Court of Delaware. Under

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

19. Commitments, Contingencies and Guarantees -- (Continued)

the agreement, which has been submitted to the U.S. District Court for the Eastern District of Pennsylvania for approval, the Company will pay $45 million in cash, which will be fully funded by the Company's officers' and directors' liability insurance, and issue shares of common stock in 2002. The shares will be valued over a 10 day trading period in January 2002. If the value determined is at least $7.75 per share, the Company will issue 20 million shares. If the value determined is less than $7.75 per share, the Company has the option to deliver any combination of common stock, cash and short-term notes, with a total value of $155 million. As additional consideration for the settlement, the Company has assigned to the plaintiffs all of the Company's claims against the above named executives and KPMG LLP. Several members of the class have elected to "opt-out" of the class and, as a result, if the settlement is approved by the court, they will be free to individually pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

   In fiscal year 2000, the Company recorded a charge of $175,000 for this case. As a result of the agreement to settle reached in fiscal 2001 and resolution of insurance coverage disputes, the Company recorded $20,000 as a credit to selling, general and administrative expense.

 Drug pricing and reimbursement matters

   On October 5, 2000, the Company settled, for an immaterial amount, and without admitting any violation of the law, the lawsuit filed by the Florida Attorney General alleging that the Company's non-uniform pricing policy for cash prescription purchases was unlawful under Florida law.

   The filing of the complaint by the Florida Attorney General, and the Company's press release issued in conjunction therewith, precipitated the filing of a purported federal class action in California and several purported state class actions, all of which (other than those pending in New York that were filed on October 5, 1999 and those pending in California that were filed on January 3, 2000) have been dismissed. A motion to dismiss the action in New York is currently pending. Management believes that the remaining lawsuits are without merit under applicable state consumer protection laws. As a result, the Company intends to continue to vigorously defend them and the Company does not anticipate, that if fully adjudicated, they will result in an award of damages. However, such outcomes cannot be assured and a ruling against the Company could have a material adverse effect on the financial position and results of operations of the Company, as well as necessitate substantial additional expenditures to cover legal costs as the Company pursues all available defenses.

   The Company is being investigated by multiple state attorneys general for reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the Department of Justice. Management believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. Management also believes that existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. Management cannot, however, predict their outcomes at this time. An individual, acting on behalf of the United States of America, has filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal health care plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The Department of Justice has not decided whether to join this lawsuit, as is its right under the law; its investigation is continuing. The Company has filed a motion to dismiss the complaint for failure to state a claim.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

19. Commitments, Contingencies and Guarantees -- (Continued)

   If any of these cases result in a substantial monetary judgment against the Company or is settled on unfavorable terms, the Company's results of operations, financial position, and cash flows could be materially adversely affected.

 Store Management Overtime Litigation

   The Company is a defendant in a class action pending in the California Superior Court in San Diego with three subclasses, comprised of California store managers, assistant managers and managers-in-training. The plaintiffs seek back pay for overtime not paid to them and injunctive relief to require the Company to treat store management as non-exempt. They allege that the Company decided to minimize labor costs by causing managers, assistant managers and managers-in-training to perform the duties and functions of associates for in excess of forty hours per week without paying them overtime. Management believes that in-store management were and are properly classified as exempt from the overtime provisions of California law. The Company has filed a motion to decertify the class, which is currently pending. The Company's results of operations and financial position could be materially adversely affected by an adverse judgment in this matter.

 Other

   The Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on the Company's financial condition, results of operations, or cash flows if decided adversely.

 Vendor Arrangements

   As of March 3, 2001, the Company had outstanding commitments to purchase $7,500 of merchandise inventory per year from a vendor for use in the normal course of business through fiscal 2005.

 Employment Agreements

   Employment agreements with executive officers and others contain change in control provisions that entitle them to receive two or three times the sum of their annual base salary and annual target bonus amount and provide for full vesting in all outstanding stock options and immediate renewal of restrictions on stock awards. In the event of change in control, certain executive officers also receive the total amount of contributions that would have been made to the special deferred compensation plan if they had been employed through the end of their employment contract.

   On May 7, 2001, the Company amended the employment agreements of two executive officers to provide for the payment, subject to certain conditions, of bonuses representing the difference between the amount called for under their severance agreements from a former employer and the amount they actually receive up to $6,647. The bonuses are payable on January 5, 2002 and will be reduced, and if fully paid are repayable, to the extent of each executives's recovery of severance due from a former employer.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

20. Supplementary Cash Flow Data


                                                                                                   Year Ended
                                                                             ------------------------------------------------------
                                                                             March 3, 2001    February 26, 2000   February 27, 1999
                                                                             -------------    -----------------   -----------------
Cash paid for interest (net of capitalized amounts of $1,836, $5,292 and
  $7,069)................................................................       $543,343          $501,813             $259,100
                                                                                ========          ========             ========
Cash paid for (refunds from) income taxes................................       $(88,078)         $    981             $ 47,667
                                                                                ========          ========             ========
Notes received in connection with the disposition of discontinued
  operations.............................................................       $200,000          $     --             $     --
                                                                                ========          ========             ========
Stock received in connection with the disposition of discontinued
  operations.............................................................       $231,000          $     --             $     --
                                                                                ========          ========             ========
Change in market value of the stock received in connection with the
  disposition of discontinued operations.................................       $ 51,031          $     --             $     --
                                                                                ========          ========             ========
Conversion of debt to common stock.......................................       $597,332          $     --             $     --
                                                                                ========          ========             ========
10.50% notes due 2002 issued in exchange for 5.50% fixed rate senior
  notes due 2000 and 6.70% notes due 2001................................       $467,500          $     --             $     --
                                                                                ========          ========             ========
Exchange of preferred shares.............................................       $     --          $300,000             $     --
                                                                                ========          ========             ========


21. Related Party Transactions

   Included in accounts receivable at March 3, 2001 and February 26, 2000 were receivables from related parties of $3,456, and $2,982, respectively, including employee loans. Included in accounts payable of March 3, 2001 and February 26, 2000 were payables from related parties of $421 and $3,475, respectively.

   During fiscal 2001, 2000 and 1999, the Company sold merchandise totaling $65,259, $16,280 and $6,225, respectively, to drugstore.com (or drugstore.com customers) and Diversified Prescription Delivery, LLC, equity-method investees. During fiscal 2000 and 1999, the Company purchased equipment totaling $26,115 and $27,119, respectively, from Stores Automated Systems, Inc., an equity-method investee. As of February 26, 2001, the Company had divested of its interest in Store Automated Systems, Inc. Therefore, purchases from Store Automated Systems, Inc. in fiscal 2001 are not considered related party purchases.

   In fiscal 2000 and 1999, the Company purchased $8,814 and $9,430, respectively, of product from a manufacturer of private label over the counter medications in which a director held an ownership interest until May 31, 1999. The Company leases for $154 per year a 43,920 square foot storage space in a warehouse in Camp Hill, Pennsylvania, from a partnership in which a former director has a 50% interest.

   The Company formerly operated an 8,000 square-foot store in a shopping center in which the former Chairman of the Board and Chief Executive Officer, has a 50% ownership interest. The rent paid by the Company was $96 per year. In February 1999, the lease was cancelled and the Company was released from its obligation to pay over $300 in remaining lease commitments.

   Beginning in January 1999, the Company leased for $188 per year a 10,750 square-foot store in Sinking Springs, Pennsylvania, which it leases from a relative of the former Chairman of the Board and Chief Executive Officer. The Company leases a 5,000 square-foot store in Mt. Carmel, Pennsylvania, from a partnership in which the former Chairman of the Board and Chief Executive Officer is or was a partner. The rent is $39 per year.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

21. Related Party Transactions -- (Continued)

   The Company paid Leonard Green & Partners L.P. (a) a $3,000 fee for service provided in connection with its preferred stock investment in October 1999 and reimbursed $240 of its out-of-pocket expenses; (b) a $3,000 fee for services provided in connection with the financial restructuring transactions which the Company completed in June 2000 and reimbursed its out-of-pocket expenses, and
(c) a $2,500 fee for services provided in connection with the sale of PCS Health Services, Inc. In October 1999, the Company agreed to pay Leonard Green & Partners L.P. an annual fee of $1,000 for its consulting services. This fee was increased to $1,500 at the time of the June 2000 restructuring transactions. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners L.P. The Company has agreed to register the common stock issuable upon conversion of the series B preferred stock and to pay all expenses and fees (other than underwriting discounts and commission) related to any registration.

   The law firm of Skadden, Arps, Slate, Meagher & Flom LLP provides legal services to the Company. A director of the Company is a partner of that law firm. Fees paid by the Company to Skadden, Arps, Slate, Meagher & Flom LLP did not exceed five percent of the firm's gross revenues for its fiscal year.

22. Interim Financial Results (Unaudited)


                                                                                     Fiscal Year 2001 (53 Weeks)
                                                                  -----------------------------------------------------------------
                                                                    First        Second         Third        Fourth
                                                                   Quarter       Quarter       Quarter      Quarter         Year
                                                                  ----------   ----------    ----------    ----------   -----------
Revenues......................................................    $3,442,186   $3,439,469    $3,531,691    $4,103,519   $14,516,865
Costs and expenses excluding store closing and impairment
  charges.....................................................     3,685,301    3,776,210     3,677,367     4,272,716    15,411,594
Store closing and impairment charges..........................        15,879       88,292        95,571       188,336       388,078
                                                                  ----------   ----------    ----------    ----------   -----------
Income (loss) from continuing operations before taxes.........      (258,994)    (425,033)     (241,247)     (357,533)   (1,282,807)
Income tax expense............................................       144,382           --            --         4,575       148,957
                                                                  ----------   ----------    ----------    ----------   -----------
Income (loss) from continuing operations......................      (403,376)    (425,033)     (241,247)     (362,108)   (1,431,764)
Income (loss) from discontinued operations, net of tax........        11,335           --            --            --        11,335
Loss on disposal of discontinued operations, net of tax.......      (303,330)    (31,433)       135,534        30,434      (168,795)
                                                                  ----------   ----------    ----------    ----------   -----------
Net loss......................................................    $ (695,371)  $ (456,466)   $ (105,713)   $ (331,674)  $(1,589,224)
                                                                  ==========   ==========    ==========    ==========   ===========
Basic and diluted earnings (loss) per share:
Loss from continuing operations...............................    $    (1.57)  $    (1.87)   $    (0.74)   $    (1.07)  $     (5.15)
Income (loss) from discontinued operations....................         (1.12)       (0.10)         0.40          0.09         (0.50)
                                                                  ----------   ----------    ----------    ----------   -----------
Net loss......................................................    $    (2.69)  $    (1.97)   $    (0.34)   $    (0.98)  $     (5.65)
                                                                  ==========   ==========    ==========    ==========   ===========

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

22. Interim Financial Results (Unaudited) -- (Continued)



                                                                                     Fiscal Year 2000 (52 Weeks)
                                                                  -----------------------------------------------------------------
                                                                    First        Second         Third        Fourth
                                                                   Quarter       Quarter       Quarter      Quarter         Year
                                                                  ----------   ----------    ----------    ----------   -----------
Revenues......................................................    $3,354,621   $3,203,964    $3,279,138    $3,501,224   $13,338,947
Costs and expenses excluding store
 closing and impairment charges...............................     3,339,205    3,313,458     3,480,935     4,189,197    14,322,795
Store closing and impairment charges..........................        24,490       53,188        30,601        31,169       139,448
                                                                  ----------   ----------    ----------    ----------   -----------
Income (loss) from continuing operations before taxes and
  cumulative effect of change in accounting method............        (9,074)    (162,682)     (232,398)     (719,142)   (1,123,296)
Income tax expense (benefit)..................................       (28,959)      (8,280)       17,403        11,461        (8,375)
                                                                  ----------   ----------    ----------    ----------   -----------
Income (loss) from continuing operations before cumulative
  effect of change in accounting method, net..................        19,885     (154,402)     (249,801)     (730,603)   (1,114,921)
Income (loss) from discontinued operations, net of tax........         3,345        4,247            (4)        1,590         9,178
Cumulative effect of change in accounting method, net of tax..       (27,300)          --            --            --       (27,300)
                                                                  ----------   ----------    ----------    ----------   -----------
Net loss......................................................    $   (4,070)  $ (150,155)   $ (249,805)   $ (729,013)  $(1,133,043)
                                                                  ==========   ==========    ==========    ==========   ===========
Basic and diluted earnings (loss) per share:
Loss from continuing operations...............................    $     0.08   $    (0.60)   $    (1.00)   $    (2.82)  $     (4.34)
Income (loss) from discontinued operations....................          0.01         0.02            --          0.01          0.04
Cumulative effect of change in accounting method..............         (0.11)          --            --            --         (0.11)
                                                                  ----------   ----------    ----------    ----------   -----------
Net loss......................................................    $    (0.02)  $    (0.58)   $    (1.00)   $    (2.81)  $     (4.41)
                                                                  ==========   ==========    ==========    ==========   ===========


   Certain reclassifications have been made to the previously issued quarterly amounts to conform to fiscal 2001 year end classifications.

   During the third and fourth quarters of fiscal 2000, the Company incurred significant non-recurring charges. These included charges of $232,800 for litigation expenses, $63,300 for debt restructuring, $67,600 for sale of discontinued merchandise, and $49,800 for markdowns at retail stores.

   During the third quarter of fiscal 2001, the Company recorded a $20,000 credit for resolution of insurance coverage disputes and $20,000 credit for the reversal of previously amortized cost of issuance related to financings resulting from a contract settlement.

   During the fourth quarter of fiscal 2001 (the 14 week quarter), the Company incurred $188,336 of store closing and impairment charges and $33,500 of expense related to stock options under variable accounting plans.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

23. Financial Instruments

   The carrying amounts and fair values of financial instruments at March 3, 2001 and February 26, 2000 are listed as follows:


                                                                                          2001                       2000
                                                                                 -----------------------    -----------------------
                                                                                 Carrying        Fair        Carrying       Fair
                                                                                  Amount         Value        Amount        Value
                                                                                ----------    ----------    ----------   ----------
Variable rate indebtedness ..................................................   $1,219,785    $1,219,785    $2,480,495   $2,480,495
Fixed rate indebtedness .....................................................    3,574,763     2,824,904     2,984,238    1,959,252
Note receivable .............................................................       37,041        37,962        32,889       36,102
AdvancePCS securities .......................................................      491,198       491,198            --           --
Interest rate swaps .........................................................           --       (29,000)           --           --


   Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments.

   The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

 Commercial paper and LIBOR-based borrowings under credit facilities:
   The carrying amounts for commercial paper indebtedness and interest rate swaps and LIBOR-based borrowings under the credit facilities, term loans and term notes approximate their fair values due to the short-term nature of the obligations and the variable interest rates.

 Long-term indebtedness and interest rate swaps:

   The fair values of long-term indebtedness and interest rate swaps are estimated based on the quoted market prices of the financial instruments. If quoted market prices were not available, the Company estimated the fair value based on the quoted market price of a financial instrument with similar characteristics or based on the present value of estimated future cash flows using a discount rate on similar long-term indebtedness issued by the Company.

 Note receivable:

   The fair value of the fixed-rate note receivable was determined using the present value of projected cash flows, discounted at a market rate of interest for similar instruments.

 AdvancePCS Securities:

   The fair value of AdvancePCS securities are estimated based on the quoted market prices of the financial instruments.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

24. Discontinued Operations

   On October 2, 2000, the Company sold its wholly owned subsidiary, PCS Health Systems Inc., to Advance Paradigm, Inc. (now known as AdvancePCS). The proceeds from the sale of PCS consisted of $710,557 in cash, $200,000 in principal amount of AdvancePCS's unsecured 11% senior subordinated notes and equity securities of AdvancePCS.

   PCS is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of PCS through October 2, 2000, the date of sale, are reflected separately from the results of continuing operations. The loss on the disposal of PCS is $168,795. This loss includes net operating results of PCS from July 12, 2000 to October 2, 2000, transaction expenses, the final settlement of the purchase price between the Company and AdvancePCS and the fair value of the non-cash consideration received.

   As a result of the sale, the Company recorded an increase to the tax valuation allowance and income tax expense of $146,917 for the year ended March 3, 2001.

   Summarized operating results and net loss of PCS for thirty-one weeks ended October 2, 2000 and the years ended February 26, 2000, and February 27, 1999 were as follows:


                                                                                                                Year Ended
                                                                                                        ---------------------------
                                                                                  Thirty-One Weeks      February 26,   February 27,
                                                                               Ended October 2, 2000        2000           1999
                                                                               ---------------------    ------------   ------------
Net sales..................................................................          $ 779,748           $1,342,495      $ 344,448
Income (loss) from operations before income tax expense....................             25,181               40,081        (18,748)
Income tax expense (benefit)...............................................             13,846               30,903         (5,925)
                                                                                     ---------           ----------      ---------
Income (loss) from discontinued operations.................................             11,335                9,178        (12,823)
Loss on disposal before income tax benefit.................................           (169,529)                  --             --
Income tax benefit.........................................................                734                   --             --
                                                                                     ---------           ----------      ---------
Loss on disposal...........................................................           (168,795)                  --             --
                                                                                     ---------           ----------      ---------
Total income (loss) from discontinued operations...........................          $(157,460)          $    9,178      $(12,823)
                                                                                     =========           ==========      =========


                                                                        February 26, 2000
                                                                        -----------------
         Net current liabilities:
          Cash and cash equivalents.................................       $    4,843
          Accounts and other receivables, net.......................          614,432
          Other currents assets.....................................           42,707
          Claims and rebates payable................................         (924,951)
          Other current liabilities.................................         (127,084)
                                                                           ----------
                                                                           $ (390,053)
                                                                           ----------
         Net non-current assets:
          Property and equipment, net...............................       $  147,733
          Goodwill and intangibles, net.............................        1,816,221
          Noncurrent liabilities....................................         (220,126)
                                                                           ----------
                                                                           $1,743,828
                                                                           ==========


 Acquisition of Discontinued Operations

   On January 22, 1999, the Company purchased PCS for $1.5 billion, of which $1.3 billion was financed using commercial paper and $200 million was paid in cash. The PCS acquisition was accounted for using the

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

24. Discontinued Operations -- (Continued)

purchase method. In accordance with APB Opinion No. 16, the Company recorded the assets and liabilities of PCS at the date of acquisition at their fair values. The excess of the cost of PCS over the fair value of the acquired assets and liabilities of $1,286,089 was recorded as goodwill.

 Intangible Assets of Discontinued Operations


                                                                        February 26, 2000
                                                                        -----------------
         Goodwill...................................................       $1,298,520
         Prescription files and customer lists......................          434,100
         Trade name.................................................          113,100
         Internally developed software..............................           21,900
         Assembled workforce........................................           13,400
                                                                           ----------
                                                                            1,881,020
         Accumulated amortization...................................          (64,799)
                                                                           ----------
                                                                           $1,816,221
                                                                           ==========


   At acquisition, the Company determined that the estimated useful life of the goodwill recorded with the PCS acquisition was primarily indeterminate and likely exceeded 40 years. This estimate was based upon a review of the anticipated future cash flows and other factors the Company considered in determining the amount that it was willing to incur for the purchase of PCS. Additionally, management found no persuasive evidence that any material portion of these intangible assets would be depleted in less than 40 years. Accordingly, the Company amortized goodwill over the maximum allowable period of 40 years on a straight-line basis.

   The value of the PCS trade name was amortized over its estimated useful life of 40 years. The value of the customer base and pharmacy network acquired in the purchase of PCS was amortized over their estimated lives of 30 years. The value of assembled workforce and internally developed software acquired was amortized over their useful lives of six and five years, respectively.

 Impairment of Long-Lived Assets

   Long-lived assets of PCS consist principally of intangibles. The Company compared the estimates of future undiscounted cash flows of its service lines to which the intangibles relate to the carrying amount of those intangibles to determine if impairment occurred. Long-lived assets and certain identifiable intangibles to be disposed of, whether by sale or abandonment, were reported at the lower of carrying amount or fair value less cost to sell.

 Revenue Recognition of Discontinued Operations

   Revenues were recognized from claims processing fees when the related claims were adjudicated and approved for payment. Certain of the agreements required the customers to pay a fee per covered member rather than a fee per claim. These fees were recognized monthly based upon member counts provided by the customers. Revenue from manufacturer programs were recognized when claims eligible for rebate were adjudicated by the Company. The customer portion of rebates collected was not included in revenue, and correspondingly payments of rebates to customers were not included in expenses. Mail order program revenue was recognized when prescriptions were shipped.

25. Subsequent Events

   In March 2001, the Company reduced the outstanding balances of the PCS credit facility and the PCS exchange debt by $484,104 with the net proceeds from the sale of equity securities of AdvancePCS and by $200,000 when AdvancePCS repaid the senior subordinated notes.

                     RITE AID CORPORATION AND SUBSIDIARIES

   For the Years Ended March 3, 2001, February 26, 2000 and February 27, 1999
              (In thousands of dollars, except per share amounts)

25. Subsequent Events -- (Continued)

   Subsequent to March 3, 2001, the Company committed to issue 77,192,000 shares of its common stock in exchange for $511,351 of debt (see Note 13).

   Subsequent to March 3, 2001, the Company committed to $149,600 private placements comprised of 26,500,000 shares of common stock.

   On May 15, 2001, the Company entered into a $1,900,000 commitment agreement with a group of banks whereby the Company and the banks would enter into a new senior secured credit facility to replace the existing Senior Credit facility. The closing of the new credit facility is subject to the satisfaction of customary closing conditions and the issuance by the Company of approximately $1,050,000 in new debt or equity securities, of which $527,000 has already been committed or arranged. The Company plans to raise the additional $523,000 by issuing equity and fixed income securities and through real estate mortgage financings. The new credit facility will be secured by inventory, accounts receivable and certain other assets of the Company. While management believes that it will be successful in completing the refinancing, there is no assurance that the refinancing transaction will be consummated.

   On May 16, 2001, the Company agreed to issue five year warrants to purchase 3,040,000 shares of common stock at $6.00 per share in connection with the exchange by a holder of $152,000 of 10.5% notes due 2002 for a like principal amount of new 12.5% notes due 2006.

                      RITE AID CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
  For the Years Ended March 3, 2001, February 26, 2000, and February 27, 1999
                             (dollars in thousands)



                                                                Additions
                                                  Balance at    Charged to                 Balance at
Allowances deducted from accounts receivable      Beginning     Costs and                   End of
for estimated uncollectible amounts:              Of Period     Expenses     Deductions     Period
------------------------------------              ----------    ---------    ----------    ----------
Year ended March 3, 2001 .....................    $ 43,371      $ 21,147      $ 27,468     $ 37,050
Year ended February 26, 2000 .................      30,296        29,268        16,193       43,371
Year ended February 27, 1999 .................      47,268        15,916        32,888       30,296

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated: May 18, 2001

                                     RITE AID CORPORATION



                                     By:  /s/ ROBERT G. MILLER
                                          Robert G. Miller
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their respective capacities on May 18, 2001.

                Signature                                     Title
                ---------                                     -----
           /s/ ROBERT G. MILLER                 Chairman of the Board of Directors and
-------------------------------------            Chief Executive Officer
             Robert G. Miller

           /s/ MARY F. SAMMONS                  President, Chief Operating Officer and Director
-------------------------------------
             Mary F. Sammons

           /s/ JOHN T. STANDLEY                 Chief Financial Officer and
-------------------------------------            Senior Executive Vice President
             John T. Standley

           /s/ CHRISTOPHER HALL                 Executive Vice President, Finance and Accounting
-------------------------------------
             Christopher Hall

             /s/ KEVIN TWOMEY                   Chief Accounting Officer and Senior Vice President
-------------------------------------
               Kevin Twomey

          /s/ WILLIAM J. BRATTON                Director
-------------------------------------
            William J. Bratton

          /s/ ALFRED M. GLEASON                 Director
-------------------------------------
            Alfred M. Gleason


                Signature                                   Title
                ---------                                   -----
           /s/ LEONARD I. GREEN                 Director
-------------------------------------
             Leonard I. Green

          /s/ NANCY A. LIEBERMAN                Director
-------------------------------------
            Nancy A. Lieberman

           /s/ STUART M. SLOAN                  Director
-------------------------------------
             Stuart M. Sloan

         /s/ JONATHAN D. SOKOLOFF               Director
-------------------------------------
           Jonathan D. Sokoloff

           /s/ LEONARD N. STERN                 Director
-------------------------------------
             Leonard N. Stern

           /s/ GERALD TSAI, JR.                 Director
-------------------------------------
             Gerald Tsai, Jr.


                                 EXHIBIT INDEX

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
 2        Not Applicable

 3.1      Restated Certificate of Incorporation dated December 12, 1996                          Exhibit 3(i) to Form 8-K filed on
                                                                                                 November 2, 1999

 3.2      Certificate of Amendment to the Restated Certificate of Incorporation dated October    Exhibit 3(ii) to Form 8-K filed
          25, 1999                                                                               on November 2, 1999

 3.3      By-laws, as amended on November 8, 2000                                                Exhibit 3.1 to Form 8-K filed on
                                                                                                 November 13, 2000

 4.1      The rights of security holders of the registrant are defined by (a) the Laws of the
          State of Delaware, (b) the Certificate of Incorporation of registrant and (c) the
          By-laws of registrant. The Certificate of Incorporation and By-laws of the registrant are hereby incorporated by reference in accordance with Exhibit 3 above.

 4.2      Waiver dated as of January 11, 2000 to Guaranty dated as of March 19, 1998, as         Exhibit 4.7 to Form 8-K filed on
          amended by Amendment No. 1, dated as of June 22, 1998, and as further amended by       January 18, 2000
          Amendment No. 2, dated as of October 25, 1999, and as further amended by Amendment
          No. 3, dated as of December 2, 1999 between Rite Aid Corporation and RAC Leasing
          LLC

 4.3      Amendment No. 3, dated as of December 23, 1999 to Master Lease and Security            Exhibit 4.8 to Form 8-K filed on
          Agreement, dated as of March 19, 1998, (as amended by Amendment No. 1, dated as of     January 18, 2000
          June 22, 1998, and Amendment No. 2 dated as of October 25, 1999) between RAC
          Leasing LLC and Rite Aid Realty Corp.

 4.4      Amendment No. 3 dated as of December 2, 1999 to Guaranty Dated as of March 19,         Exhibit 4.9 to Form 8-K filed on
          1998, as amended by Amendment No. 1, Dated as of June 22, 1998, and as further         January 18, 2000
          amended by Amendment No. 2, dated as of October 25, 1999, from Rite Aid Corporation to RAC Leasing LLC

 4.5      Amendment No. 2 dated as of October 25, 1999 to Guaranty dated March 19, 1998 (as      Exhibit 4.10 to Form 8-K filed on
          amended by Amendment No. 1, dated as of June 22, 1998) from Rite Aid Corporation to    January 18, 2000
          RAC Leasing LLC

 4.6      Amendment No. 1 dated as of June 22, 1998, to Guaranty dated March 19, 1998, from      Exhibit 4.11 to Form 8-K filed on
          Rite Aid Corporation to RAC Leasing LLC                                                January 18, 2000

 4.7      Amendment No. 2 dated as of October 25, 1999 to Master Lease and Security              Exhibit 4.12 to Form 8-K filed on
          Agreement, dated as of March 19, 1998 (as amended by Amendment No. 1, dated as of      January 18, 2000
          June 22, 1998) between RAC Leasing LLC and Rite Aid Realty Corp.

 4.8      Amendment No. 1 dated as of June 22, 1998 to Master Lease and Security Agreement,      Exhibit 4.13 to Form 8-K filed on
          dated as of March 19, 1998 between RAC Leasing LLC and Rite Aid Realty Corp.           January 18, 2000

 4.9      Guaranty, dated as of March 19, 1998, from Rite Aid Corporation to RAC Leasing LLC     Exhibit 4.4 to Form 8-K filed on
                                                                                                 January 18, 2000

 4.10     Master Lease and Security Agreement, dated as of March 19, 1998, between RAC           Exhibit 4.15 to Form 8-K filed on
          Leasing LLC and Rite Aid Realty Corp.                                                  January 18, 2000

 4.11     Waiver dated as of January 11, 2000 to Guaranty dated as of May 30, 1997, as           Exhibit 4.16 to Form 8-K filed on
          amended by Amendment No. 1, dated as of October 25, 1999, and as further amended by    January 18, 2000
          Amendment No. 2, dated as of December 2, 1999 between Rite Aid Corporation and
          Sumitomo Bank Leasing and Finance, Inc.

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
 4.13     Amendment No. 1 dated as of October 25, 1999 to Guaranty dated as of May 30, 1997       Exhibit 4.18 to Form 8-K filed on
          from Rite Aid Corporation to Sumitomo Bank Leasing and Finance, Inc.                    January 18, 2000

 4.14     Amendment No. 4, dated as of October 25, 1999 to Master Lease and Security              Exhibit 4.19 to Form 8-K filed on
          Agreement, dated as of May 30, 1997, as amended by Amendment No. 1, dated as of         January 18, 2000
          March 11, 1998, and as further amended by Amendment No. 2, dated as of June 22,
          1998, and as further amended by Amendment No. 3 dated as of May 26, 1999 between
          Sumitomo Bank Leasing and Finance, Inc. and Rite Aid Realty Corp.

 4.15     Amendment No. 3, dated as of May 26, 1999, to Master Lease and Security Agreement,      Exhibit 4.20 to Form 8-K filed on
          dated as of May 30, 1997, (as amended by Amendment No. 1, dated as of March 11,         January 18, 2000
          1998, and as further amended by Amendment No. 2, dated as of June 22, 1998) between
          Sumitomo Bank Leasing and Finance, Inc. and Rite Aid Realty Corp.

 4.16     Amendment No. 2, dated as of June 22, 1998 to Master Lease Security Agreement,          Exhibit 4.21 to Form 8-K filed on
          dated as of May 30, 1997, as amended by Amendment No. 1 to Master Lease and             January 18, 2000
          Security Agreement, dated as of March 11, 1998 between Sumitomo Bank Leasing and
          Finance, Inc. and Rite Aid Realty Corp.

 4.17     Amendment No. 1, dated as of March 11, 1998 to Master Lease and Security Agreement,     Exhibit 4.22 to Form 8-K filed on
          dated as of May 30, 1997 between Sumitomo Bank Leasing and Finance, Inc. and Rite       January 18, 2000
          Aid Realty Corp.

 4.18     Guaranty, dated as of May 30, 1997 from Rite Aid Corporation to Sumitomo Bank           Exhibit 4.23 to Form 8-K filed on
          Leasing and Finance, Inc.                                                               January 18, 2000

 4.19     Master Lease and Security Agreement, dated as of May 30, 1997, between Sumitomo         Exhibit 4.24 to Form 8-K filed on
          Bank Leasing and Finance, Inc. and Rite Aid Realty Corp.                                January 18, 2000

 4.20     Waiver No. 1 dated as of January 10, 2000 to Note Agreement dated as of September       Exhibit 4.25 to Form 8-K filed on
          30, 1996 (as previously amended pursuant to Amendment No. 1 dated as of October 25,     January 18, 2000
          1999 and Amendment No. 2 dated as of December 2, 1999) among Finco, Inc., Rite Aid
          Corporation, The Prudential Life Insurance Company of America and PruCo Life
          Insurance Company and Waiver No. 1 dated as of January 10, 2000 to Guaranty
          Agreement dated as of September 30, 1996 (as previously amended pursuant to
          Amendment No. 1 dated as of October 25, 1999 and Amendment No. 2 dated as of
          December 2, 1999) among Finco, Inc., Rite Aid Corporation, The Prudential Life
          Insurance Company of America and PruCo Life Insurance

 4.21     Amendment No. 2 dated as of December 2, 1999 to Note Agreement dated as of              Exhibit 4.26 to Form 8-K filed on
          September 30, 1996 (as previously amended pursuant to Amendment No. 1 dated as of       January 18, 2000
          October 25, 1999) among Finco, Inc., Rite Aid Corporation, The Prudential Insurance
          Company of America and PruCo Life Insurance Company and Amendment No. 2 dated as of
          December 2, 1999 to Guaranty Agreement dated as of September 30, 1996 (as previously amended pursuant to Amendment No. 1 dated as of October 25, 1999) among
          Finco, Inc., Rite Aid Corporation, The Prudential Insurance Company of America and
          PruCo Life Insurance Company

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
 4.22     Amendment No. 1 dated as of October 25, 1999 to Note Agreement dated as of              Exhibit 4.27 to Form 8-K filed on
          September 30, 1996 among Finco, Inc., Rite Aid Corporation, The Prudential              January 18, 2000
          Insurance Company of America and PruCo Life Insurance Company and Amendment No. 1
          dated as of October 25, 1999 to Guaranty Agreement dated as of September 30, 1996 among Finco, Inc., Rite Aid Corporation, The Prudential Insurance Company of
          America and PruCo Life Insurance Company

 4.23     Guaranty Agreement dated as of September 30, 1996 from Rite Aid Corporation to the      Exhibit 4.28 to Form 8-K filed on
          Prudential Insurance Company of America and PruCo Life Insurance Company                January 18, 2000

 4.24     Note Agreement dated as of September 30, 1996 among Finco, Inc., The Prudential         Exhibit 4.29 to Form 8-K filed on
          Insurance Company of America and PruCo Life Insurance Company                           January 18, 2000

 4.25     Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation      Exhibit 4.2 to Form 8-K filed on
          and Harris Trust and Savings Bank, to the Indenture dated September 10, 1997,           February 7, 2000
          between Rite Aid Corporation and Harris Trust and Savings Bank

 4.26     Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation      Exhibit 4.3 to Form 8-K filed on
          and Harris Trust and Savings Bank, to the Indenture dated September 22, 1998,           February 7, 2000
          between Rite Aid Corporation and Harris Trust and Savings Bank

 4.27     Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation      Exhibit 4.4 to Form 8-K filed on
          and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998,            February 7, 2000
          between Rite Aid Corporation and Harris Trust and Savings Bank

 4.28     Commitment Letter dated April 10, 2000                                                  Exhibit 4.1 to Form 8-K filed on
                                                                                                  April 11, 2000

 4.29     Indenture, dated as of June 14, 2000, among Rite Aid Corporation, as Issuer, each       Exhibit 4.1 to Form 8-K filed on
          of the Subsidiary Guarantors named therein and State Street Bank and Trust Company,     June 21, 2000
          as Trustee.

 4.30     Exchange and Registration Rights Agreement, dated as of June 14, 2000, by and among     Exhibit 4.2 to Form 8-K filed on
          Rite Aid Corporation, State Street Bank and Trust Company and the Holders of the        June 21, 2000
          10.50% Senior Secured Notes due 2002.

 4.31     Registration Rights Agreement, dated as of June 14, 2000, by and among Rite Aid         Exhibit 4.3 to Form 8-K filed on
          Corporation and the Lenders listed therein.                                             June 21, 2000

10.1      1999 Stock Option Plan*                                                                 Filed Herewith

10.2      2000 Omnibus Equity Plan*                                                               Included in Proxy Statement dated
                                                                                                  October 24, 2000

10.3      2001 Stock Option Plan*                                                                 Filed Herewith

10.4      Registration Rights Agreement, dated as of October 27, 1999, by and between Rite        Exhibit 4.1 to Form 8-K filed on
          Aid Corporation and Green Equity Investors III, L.P.                                    November 2, 1999

10.5      Registration Rights Agreement, dated as of October 27, 1999, by and between Rite        Exhibit 4.2 to Form 8-K filed on
          Aid Corporation and J.P. Morgan Ventures Corporation                                    November 2, 1999

10.6      Warrant to purchase Common Stock, par value $1.00 per share, of Rite aid                Exhibit 4.3 to Form 8-K filed on
          Corporation, dated October 27, 1999, issued to J.P. Morgan Ventures Corporation         November 2, 1999.

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
10.7      Commitment Letter, dated October 18, 1999, by and between Rite Aid Corporation and      Exhibit 10.1 to Form 8-K filed on
          Green Equity Investors III, L.P.                                                        November 2, 1999

10.8      Employment Agreement by and between Rite Aid Corporation and Robert G. Miller,          Exhibit 10.1 to Form 8-K filed on
          dated as of December 5, 1999*                                                           January 18, 2000

10.9      Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and         Filed Herewith
          Robert G. Miller, dated as of May 7, 2001*

10.10     Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of      Exhibit 4.31 to Form 8-K filed on
          December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*             January 18, 2000

10.11     Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated     Exhibit 10.2 to Form 8-K filed on
          as of December 5, 1999*                                                                 January 18, 2000

10.12     Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and         Filed Herewith
          Mary F. Sammons, dated as of May 7, 2001*

10.13     Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of      Exhibit 4.32 to Form 8-K filed on
          December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*              January 18, 2000

10.14     Employment Agreement by and between Rite Aid Corporation and David R. Jessick,          Exhibit 10.3 to Form 8-K filed on
          dated as of December 5, 1999*                                                           January 18, 2000

10.15     Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of      Exhibit 4.33 to Form 8-K filed on
          December 5, 1999, by and between Rite Aid Corporation and David R. Jessick*             January 18, 2000

10.16     Employment Agreement by and between Rite Aid Corporation and John T. Standley,          Exhibit 10.4 to Form 8-K filed on
          dated as of December 5, 1999*                                                           January 18, 2000

10.17     Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of      Exhibit 4.34 to Form 8-K filed on
          December 5, 1999, by and between Rite Aid Corporation and John T. Standley*             January 18, 2000

10.18     Employment Agreement by and between Rite Aid Corporation and Elliot S. Gerson,          Filed Herewith
          dated as of November 16, 2000*

10.19     Employment Agreement by and between Rite Aid Corporation and Eric Sorkin, dated as      Filed Herewith
          of April 2, 1999*

10.20     Employment Agreement by and between Rite Aid Corporation and James Mastrain, dated      Filed Herewith
          as of September 27, 2000*

10.21     Rite Aid Corporation Special Deferred Compensation Plan*                                Exhibit 10. 20 to Form 10-K filed
                                                                                                  on July 11, 2000

10.22     Senior Credit Agreement, dated as of June 12, 2000, among Rite Aid Corporation, the     Exhibit 10.1 to Form 8-K filed on
          Banks party thereto, Citicorp USA, Inc., as Senior Administrative Agent, Citicorp       June 21, 2000
          USA, Inc., as Senior Collateral Agent, and Heller Financial, Inc. and Fleet Retail
          Finance Inc., as Syndication Agents.

10.23     Collateral Trust and Intercreditor Agreement, dated as of June 12, 2000, among Rite     Exhibit 10.2 to Form 8-K filed on
          Aid Corporation, each Subsidiary Guarantor of Rite Aid Corporation listed therein,      June 21, 2000
          Wilmington Trust Company, Citicorp USA, Inc., Morgan Guaranty Trust Company of New
          York, The Prudential Insurance Company of America, State Street Bank and Trust
          Company and The Sumitomo Bank, Limited, New York Branch.

10.24     Senior Subsidiary Security Agreement, dated as of June 12, 2000, made by the            Exhibit 10.3 to Form 8-K filed
          Subsidiary Guarantors identified therein and any other person that becomes a            June 21, 2000
          Subsidiary Guarantor pursuant to the Senior Credit Facility, in favor of Citicorp
          USA, Inc., as Senior Collateral Agent.

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
10.25     Senior Subsidiary Guarantee Agreement, dated as of June 12, 2000, among each of the     Exhibit 10.4 to Form 8-K filed
          Subsidiary Guarantors of Rite Aid Corporation listed therein and Citicorp USA,          June 21, 2000
          Inc., as Senior Collateral Agent.

10.26     Senior Indemnity, Subrogation and Contribution Agreement, dated as of June 12,          Exhibit 10.5 to Form 8-K filed
          2000, among Rite Aid Corporation, each of the Subsidiary Guarantors listed therein      June 21, 2000
          and Citicorp USA, Inc., as Senior Collateral Agent.

10.27     RCF Facility, dated as of June 12, 2000, among Rite Aid Corporation, the Banks from     Exhibit 10.6 to Form 8-K filed
          time to time parties thereto and Morgan Guaranty Trust Company of New York, as          June 21, 2000
          Administrative Agent, with JP Morgan Securities Inc., as Lead Arranger and Book
          Runner.

10.28     PCS Facility, dated as of June 12, 2000, among Rite Aid Corporation, the Banks from     Exhibit 10.7 to Form 8-K filed
          time to time parties thereto and Morgan Guaranty Trust Company of New York, as          June 21, 2000
          Administrative Agent, with JP Morgan Securities Inc., as Lead Arranger and Book
          Runner.

10.29     Exchange Debt Facility, dated as of June 12, 2000, among Rite Aid Corporation, the      Exhibit 10.8 to Form 8-K filed
          Banks from time to time parties thereto and Morgan Guaranty Trust Company of New        June 21, 2000
          York, as Administrative Agent, with JP Morgan Securities Inc., as Lead Arranger and
          Book Runner.

10.30     Second Priority Subsidiary Guarantee Agreement, dated as of June 12, 2000, among        Exhibit 10.9 to Form 8-K filed
          each of the Subsidiary Guarantors of Rite Aid Corporation listed therein and            June 21, 2000
          Wilmington Trust Company, as Second Priority Collateral Trustee.

10.31     Second Priority Subsidiary Security Agreement, dated as of June 12, 2000, made by       Exhibit 10.10 to Form 8-K filed
          the Subsidiary Guarantors identified therein and any other person that becomes a        June 21, 2000
          Subsidiary Guarantor pursuant to the Second Priority Debt Documents, in favor of
          Wilmington Trust Company, as Second Priority Collateral Trustee.

10.32     Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of June     Exhibit 10.11 to Form 8-K filed
          12, 2000, among Rite Aid Corporation, each Subsidiary Guarantor listed therein and      June 21, 2000
          Wilmington Trust Company, as Second Priority Collateral Trustee.

10.33     First Priority Subsidiary Security Agreement, dated as of June 12, 2000, made by        Exhibit 10.12 to Form 8-K filed
          the Domestic Subsidiaries identified therein and any other person that becomes a        June 21, 2000
          Domestic Subsidiary pursuant to the Exchange Debt Facility Documents, in favor of
          Morgan Guaranty Trust Company of New York, as Agent.

10.34     Amended and Restated Drugstore.com Pledge Agreement, dated as of June 12, 2000,         Exhibit 10.13 to Form 8-K filed
          between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, as          June 21, 2000
          Agent.

10.35     Amended and Restated PCS Pledge Agreement, dated as of June 12, 2000, between Rite      Exhibit 10.14 to Form 8-K filed
          Aid Corporation and Morgan Guaranty Trust Company of New York, as Agent.                June 21, 2000

10.36     Form of Second Priority Mortgage, Assignment of Leases and Rents, Security              Exhibit 10.15 to Form 8-K filed
          Agreement and Financing Statement, by the Subsidiary Guarantor listed therein, to       June 21, 2000
          Wilmington Trust Company, as Second Priority Collateral Trustee.

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
10.37     Amendment No. 3 to Note Agreement, Amendment No. 4 to Guaranty Agreement, and           Exhibit 10.16 to Form 8-K filed
          Amendment No. 1 to Put Agreement, for Adjustable Rate Senior Secured Notes due          June 21, 2000
          August 15, 2002, among Finco, Inc., Rite Aid Corporation, The Prudential Insurance
          Company of America, and Pruco Life Insurance Company, as of June 12, 2000.

10.38     Amendment No. 5 to Guaranty, dated as of June 12, 2000, from Rite Aid Corporation,      Exhibit 10.17 to Form 8-K filed
          as Guarantor, to RAC Leasing LLC, as Lessor.                                            June 21, 2000

10.39     Amendment No. 4 to Master Lease and Security Agreement, dated as of June 12, 2000,      Exhibit 10.18 to Form 8-K filed
          between RAC Leasing LLC, as Lessor, and Rite Aid Realty Corp., as Lessee.               June 21, 2000

10.40     Amendment No. 4 to Guaranty, dated as of June 12, 2000, from Rite Aid Corporation,      Exhibit 10.19 to Form 8-K filed
          as Guarantor, to Sumitomo Bank Leasing and Finance, Inc., as Lessor.                    June 21, 2000

10.41     Amendment No. 5 to Master Lease and Security Agreement, dated as of June 12, 2000,      Exhibit 10.20 to Form 8-K filed
          between Sumitomo Bank Leasing and Finance, Inc., as Lessor, and Rite Aid Realty         June 21, 2000
          Corp., as Lessee.

10.42     Executive Separation Agreement and General Release, dated February 28, 2000,            Exhibit 10.46 to Form
          between Rite Aid Corporation and Timothy Noonan.                                        10-K filed on July 11, 2000

10.43     Letter Agreement, dated February 28, 2000, between Rite Aid Corporation and Timothy     Exhibit 10.47 to Form
          Noonan, amending Executive Separation Agreement and General Release, dated February     10-K filed on July 11, 2000
          28, 2000, between Rite Aid Corporation and Timothy Noonan.

10.44     Commitment letter dated May 15, 2001 by and between Rite Aid Corporation, Solomon       Filed herewith
          Smith Barney Inc., Citicorp North America, Inc., The Chase Manhattan Bank, J.P.
          Morgan Securities Inc., Credit Suisse First Boston, Fleet Retail Finance Inc., and
          Fleet Securities, Inc.

10.45     Equity for Bank Debt Exchange Agreement dated April 12, 2001 between Rite Aid           Filed herewith
          Corporation, Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P.,
          Fir Tree Value Partners LDC and Fir Tree Recovery Master Fund, L.P.

10.46     Side Letter to Equity for Bank Debt Exchange Agreement dated April 30, 2001 between     Filed herewith
          Rite Aid Corporation, Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund,
          L.P., Fir Tree Value Partners LDC and Fir Tree Recovery Master Fund, L.P.

10.47     Intentionally left blank

10.48     Employment Agreement by and between Rite Aid Corporation and Christopher Hall,          Filed herewith
          dated as of January 26, 2000*

10.49     Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated      Filed herewith
          as of February 28, 2001*

11        Not Applicable

12        Statement regarding computation of ratios of earnings to fixed charges                  Filed herewith

13        Not Applicable

16        Not Applicable

Exhibit
Numbers                            Description                                                    Incorporation by reference to
-------                            -----------                                                    -----------------------------
18        Letter re change in accounting principles                                               Exhibit 18 to the Form
                                                                                                  10-K filed on July 11, 2000

21        Subsidiaries of the registrant                                                          Filed herewith

22        Not Applicable

23        Consent of Independent Certified Public Accountants                                     Not applicable

24        Not Applicable

---------------
* Constitutes a compensatory plan or arrangement required to be filed with this Form.

(b)
Reports on Form 8-K

   We did not file any current reports on Form 8-K during the fourth quarter of fiscal 2001.