Form 10-Q
period 2001-06-02
RITE AID CORP
filed 2001-07-16
CIK 84129

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 2, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Transition Period From                  To
                                      ---------------    ------------------

                          Commission File Number 1-5742



                              RITE AID CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                       23-1614034
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

      30 Hunter Lane, Camp Hill, Pennsylvania                     17011
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

    The registrant had 493,346,010 shares of its $1.00 par value common stock outstanding as of June 30, 2001.

===============================================================================

                              RITE AID CORPORATION

                                TABLE OF CONTENTS

                                                                                       Page

           Cautionary Statement Regarding Forward Looking Statements.................      3



                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements:
           Condensed Consolidated Balance Sheets as of June 2, 2001 and March 3, 2001.    4
           Condensed Consolidated Statements of Operations for the Thirteen Week
            Periods Ended June 2, 2001 and May 27, 2000...............................    5
           Condensed Consolidated Statement of Stockholders' Deficit for the Thirteen     6
            Week Period Ended June 2, 2001............................................
           Condensed Consolidated Statements of Cash Flows for the Thirteen Week
            Periods Ended June 2, 2001 and May 27, 2000...............................    7
           Notes to Condensed Consolidated Financial Statements.......................    8
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................   22
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.................   30

                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings..........................................................   31
ITEM 2.    Changes in Securities and Use of Proceeds..................................   31
ITEM 3.    Defaults Upon Senior Securities............................................   32
ITEM 4.    Submission of Matters to a Vote of Security Holders........................   32
ITEM 5.    Other Information..........................................................   32
ITEM 6.    Exhibits and Reports on Form 8-K...........................................   33

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

    o competitive pricing pressures, continued consolidation of the drugstore industry ;

    o third-party prescription reimbursement levels and regulatory changes governing pharmacy practices;

    o   general economic conditions, inflation and interest rate movements;

    o   merchandise supply constraints or disruptions;

    o   access to capital; and

    o our ability to further develop, implement and maintain reliable and adequate internal accounting systems and controls.

    We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Future Results" included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2001 ("the Fiscal 2001 10-K"), which was filed with the Securities and Exchange Commission ("SEC") on May 21, 2001 and is available on the SEC's website at www.sec.gov.

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      RITE AID CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                               June 2, 2001       March 3, 2001
                                                               -------------      -------------
                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................     $    80,078      $    92,290
    Accounts receivable, net ...............................         544,100          503,527
    Inventories, net .......................................       2,497,829        2,444,525
    Investment in AdvancePCS ...............................              --          491,198
    Prepaid expenses and other current assets ..............          82,437           85,292
                                                                 -----------      -----------
        Total current assets ...............................       3,204,444        3,616,832
PROPERTY, PLANT AND EQUIPMENT, NET .........................       2,992,891        3,041,008
GOODWILL AND OTHER INTANGIBLES, NET ........................       1,042,969        1,067,339
OTHER ASSETS ...............................................         161,208          188,732
                                                                 -----------      -----------
        Total assets .......................................     $ 7,401,512      $ 7,913,911
                                                                 ===========      ===========

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
    Short-term debt and current maturities of long-term debt
     and lease financing obligations........................     $    40,521      $    36,956
    Accounts payable .......................................       1,034,330          896,390
    Sales and other taxes payable ..........................          55,813           31,562
    Accrued salaries, wages and other current liabilities ..         665,455          696,047
                                                                 -----------      -----------
        Total current liabilities ..........................       1,796,119        1,660,955
CONVERTIBLE SUBORDINATED NOTES .............................         152,016          357,324
LONG-TERM DEBT, LESS CURRENT MATURITIES ....................       3,717,511        4,428,871
LEASE FINANCING OBLIGATIONS, LESS CURRENT MATURITIES .......       1,061,880        1,071,397
OTHER NONCURRENT LIABILITIES ...............................         756,270          730,342
                                                                 -----------      -----------
        Total liabilities ..................................       7,483,796        8,248,889

COMMITMENTS AND CONTINGENCIES ..............................              --               --

REDEEMABLE PREFERRED STOCK .................................          19,457           19,457

STOCKHOLDERS' (DEFICIT):
    PREFERRED STOCK, par value $1 per share ................         340,654          333,974
    COMMON STOCK, par value $1 per share ...................         403,762          348,055
    ADDITIONAL PAID-IN CAPITAL .............................       2,509,178        2,065,301
    ACCUMULATED DEFICIT ....................................      (3,383,058)      (3,171,956)
    STOCK-BASED AND DEFERRED COMPENSATION ..................          59,674           19,782
    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ..........         (31,951)          50,409
                                                                 -----------      -----------
        Total stockholders' (deficit) ......................        (101,741)        (354,435)
                                                                 -----------      -----------
        Total liabilities and stockholders' (deficit) ......     $ 7,401,512      $ 7,913,911
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

                      RITE AID CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                 Thirteen Week Period
                                                                         Ended
                                                                         -----

                                                             June 2, 2001      May 27, 2000
                                                             ------------      ------------
REVENUES ................................................     $ 3,710,133      $ 3,442,186
COSTS AND EXPENSES:
  Costs of goods sold, including occupancy costs ........       2,840,740        2,634,453
  Selling, general and administrative expenses ..........         858,049          851,883
  Goodwill amortization .................................           5,343            6,074
  Store closing and impairment charges (credits) ........            (364)          16,145
  Interest expense ......................................         128,689          171,375
  Loss on debt conversions and modifications, net .......         132,713               --
  Share of loss from equity investment ..................           5,883           11,574
  (Gain) loss on sale of assets and investments, net ....         (49,818)           9,676
                                                              -----------      -----------

                                                                3,921,235        3,701,180
                                                              -----------      -----------

    Loss from continuing operations before income taxes .        (211,102)        (258,994)
INCOME TAX EXPENSE ......................................              --          144,382
                                                              -----------      -----------

    Loss from continuing operations .....................        (211,102)        (403,376)
DISCONTINUED OPERATIONS:
    Income from discontinued operations (including income
     tax expense of $0 and $13,846)......................              --           11,335
    Estimated loss on disposal of the PBM segment
     (including income tax expense of $0 and $22,750)....              --         (303,330)
                                                              -----------      -----------

    Net loss ............................................     $  (211,102)     $  (695,371)
                                                              ===========      ===========

BASIC AND DILUTED (LOSS) PER SHARE:
  Loss from continuing operations .......................     $     (0.56)     $     (1.57)
  Loss from discontinued operations .....................              --            (1.12)
                                                              -----------      -----------

  Net loss per share ....................................     $     (0.56)     $     (2.69)
                                                              ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                      RITE AID CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                 For the Thirteen Week Period Ended June 2, 2001
                  (Dollars and share information in thousands)
                                   (unaudited)



                                                                                                Stock-Based   Accumulated
                                                                        Additional                  And         Other
                              Preferred Stock        Common Stock        Paid-in    Accumulated   Deferred   Comprehensive
                             Shares    Class B     Shares    Issued      Capital      Deficit   Compensation  Income/(Loss)   Total

                           ---------------------------------------------------------------------------------------------------------
BALANCE MARCH 3, 2001         3,340   $333,974    348,055   $348,055   $2,065,301   $(3,171,956) $ 19,782    $ 50,409     $(354,435)
Net loss                                                                               (211,102)                           (211,102)
Other comprehensive loss:
   Sale of investment in
    AdvancePCS                                                                                               (51,031)       (51,031)
   Cash flow hedge
    transition liability
    adjustment                                                                                               (29,010)       (29,010)
   Cash flow hedge market
    value adjustment                                                                                          (2,319)        (2,319)
                                                                                                                           --------
   Comprehensive loss                                                                                                      (293,462)
Bond conversions                                   55,736     55,736      450,393                                           506,129
Stock-based and deferred
 compensation                                                                                      39,828                    39,828
Stock forfeitures                                     (29)       (29)         (53)                     64                       (18)
Dividends on preferred
 stock                           67      6,680                             (6,680)                                                -
Increase resulting from                                                       217                                               217
 sale of stock by equity
 method investee
                           ---------------------------------------------------------------------------------------------------------

BALANCE JUNE 2, 2001          3,407   $340,654    403,762   $403,762   $2,509,178   $(3,383,058) $  59,674  $(31,951)     $(101,741)
                           =========================================================================================================



     See accompanying notes to condensed consolidated financial statements.

                      RITE AID CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                    Thirteen Week Period Ended
                                                    --------------------------

                                                   June 2, 2001    May 27, 2000
                                                   ------------    ------------
OPERATING ACTIVITIES:
    Net loss ..................................     $(211,102)     $(695,371)
    Income from discontinued operations .......            --        (11,335)
    Loss on disposal of discontinued operations            --        303,330
                                                    ---------      ---------

    Loss from continuing operations ...........      (211,102)      (403,376)
    Depreciation and amortization .............        90,841         91,684
    Stock-based compensation ..................        39,828          2,000
    Store closing and impairment charges
     (credits).................................          (364)        16,145
    Loss on debt conversions and
     modifications, net........................       132,713             --
    (Gain) loss on sale of assets and
     investments, net..........................       (49,818)         9,676
    Changes in operating assets and liabilities        43,644        274,414
                                                    ---------      ---------

NET CASH PROVIDED BY (USED IN) CONTINUING
OPERATIONS ....................................        45,742         (9,457)
                                                    ---------      ---------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS ..            --         37,149
                                                    ---------      ---------

INVESTING ACTIVITIES:
    Expenditures for property, plant and
     equipment.................................       (23,100)       (18,862)
    Proceeds from the repayment/sale of
     AdvancePCS securities.....................       484,214             --
    Intangible assets acquired ................        (3,700)        (1,131)
    Proceeds from dispositions ................         6,300             --
                                                    ---------      ---------

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES ...................................       463,714        (19,993)
                                                    ---------      ---------

FINANCING ACTIVITIES:
    Principal payments on long-term debt ......      (490,180)       (70,407)
    Net (payments) of commercial paper
     borrowings................................            --       (192,000)
    Net change in bank credit facilities ......       (31,488)       192,000
    Proceeds from issuance of stock ...........            --            180
    Other financing activities, net ...........            --         (2,312)
                                                    ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES .........      (521,668)       (72,539)
                                                    ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS .........       (12,212)       (64,840)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD .......................................        92,290        179,757
                                                    ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....     $  80,078      $ 114,917
                                                    =========      =========

SUPPLEMENTARY CASH FLOW DATA:
    Cash paid for interest (net of capitalized
     amounts of $205 and $719).................     $ 127,305      $ 115,300
                                                    =========      =========

    Cash refunds of income taxes ..............     $  (5,834)     $ (86,767)
                                                    =========      =========

    Conversion of debt to common stock ........     $ 376,193      $      --
                                                    =========      =========


      See accompanying notes to condensed consolidated financial statements

                      RITE AID CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For
          the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)
1.   Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 2, 2001 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's fiscal 2001 Annual Report on Form 10-K filed with the SEC.

    Certain reclassifications have been made to prior years' amounts to conform to current year classifications.

2.   Loss Per Share

    Following is a summary of the components of the numerator and denominator of the basic loss per share computation:
                                                        Thirteen
                                                    Week Period Ended
                                            ---------------------------------
                                             June 2, 2001      May 27, 2000
                                            ---------------- -----------------
Numerator for earnings per share:
  Loss from continuing operations........   $    (211,102)   $     (403,376)
  Cumulative preferred stock dividends...          (6,680)           (5,961)
                                            ---------------- -----------------
  Net loss from continuing operations
    attributable to common stockholders.         (217,782)         (409,337)
  Net income from discontinued operations,
     net of tax..........................              --            11,335
  Loss on disposal, net of tax...........              --          (303,330)
                                            ---------------- -----------------
  Net loss attributable to common
    stockholders ........................   $    (217,782)   $     (701,332)
                                            ================ =================

Denominator:
  Basic weighted average shares..........         386,996           260,076
                                            ================ =================


    Fully diluted loss per share is not presented as the Company incurred losses for the thirteen week periods ended June 2, 2001 and May 27, 2000, as the amount would be antidilutive. At June 2, 2001, an aggregate of 120,990 potential common shares related to stock options, convertible notes and preferred stock and warrants, have been excluded from the computation of diluted earnings per share.

3.   Business Segments

        The Company operated in a single business segment during the thirteen week period ended June 2, 2001, the Retail Drug segment. This segment consists of the operation of retail drugstores across the United States. The drugstores' primary business is pharmacy services, with prescription drugs accounting for approximately 61.6% percent and 60.1% percent of total segment sales for the thirteen week periods ended June 2, 2001 and May 27, 2000, respectively. In addition, the Company's drugstores offer a full selection of health and personal care products,

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)

3.      Business Segments - (continued)

seasonal merchandise and a large private label product line.

    The Company operated in two business segments in the thirteen week period ended May 27, 2000, the Retail Drug segment and the PBM segment. Through its PBM segment, which consisted primarily of PCS Health Systems, Inc. ("PCS"), the Company offered pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and other managed health care services to employers, health plans and their members and government-sponsored employee benefit programs. The Company has sold its PBM segment to Advance Paradigm Inc. (now known as "AdvancePCS"). As a result, the PBM segment has been reclassified and is accounted for as a discontinued operation in the accompanying financial statements. The Company's continuing operations consist solely of the Retail Drug segment.

4.   Discontinued Operations

    On October 2, 2000, the Company sold its wholly owned subsidiary, PCS, to AdvancePCS. The proceeds from the sale of PCS consisted of $710,557 in cash, $200,000 in principal amount of AdvancePCS's unsecured 11% senior subordinated notes and equity securities of AdvancePCS.

    During March 2001, the Company sold the AdvancePCS equity securities for $284,214 resulting in a gain of $53,214, which was recognized during the thirteen week period ended June 2, 2001. The recognition resulted in a reduction of other comprehensive income of $51,031, which represented the appreciation in the market value of the equity securities from date of acquisition of the securities through March 3, 2001. Additionally, AdvancePCS repurchased the unsecured 11% senior subordinated notes for $200,000 plus accrued interest.

    PCS is reported as a discontinued operation for the thirteen week period ended May 27, 2000, and the operating results of PCS are reflected separately from the results of continuing operations.

    As a result of the sale, the Company recorded an increase to the tax valuation allowance and income tax expense of $146,917 in the thirteen week period ended May 27, 2000.

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)

5.   Store Closing and Impairment Charges

    Store closing and impairment charges (credits) consist of:

                                                       Thirteen
                                            -------------------------------
                                                   Week Period Ended
                                             June 2, 2001     May 27, 2000
                                            ---------------  ---------------
Impairment charges........................  $      7,893     $       8,169
Store lease exit charges (credits)........        (8,568)            7,976
Impairment of other assets................           311                --
                                            ---------------  ---------------
                                            $       (364)    $      16,145
                                            ===============  ===============

    Impairment Charges

    Impairment charges include non-cash charges of $7,893 and $8,169 for the thirteen week periods ended June 2, 2001 and May 27, 2000, respectively, for the impairment of long-lived assets (including allocable goodwill) at 17 and 42 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of the asset may not be recoverable.

    Store Lease Exit Charges (Credits)

    Costs incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. During the thirteen week periods ended June 2, 2001 and May 27, 2000, the Company recorded a provision for 7 and 18 stores, respectively, that were designated for closure. The effect of lease terminations and changes in assumptions in interest rates during the thirteen week period ended June 2, 2001, had a positive impact that exceeded the additional provision due to low closure levels and resulted in an expense credit from closed store activity.

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)


5.   Store Closing and Impairment Charges (continued)

    The reserve for store lease exit costs includes the following activity:

                                                         Thirteen
                                             ---------------------------------
                                                     Week Period Ended
                                              June 2, 2001      May 27, 2000
                                             ----------------  ----------------
Balance - Beginning of Period..............  $     233,008     $     212,812
    Provision for present value of
     noncancellable lease payments of
     stores designated to be closed.........         3,091            19,357
    Changes in assumptions about future
     sublease income, terminations, and
     changes in interest rates..............        (8,144)           (7,035)
    Reversals of reserves for stores that
     management has determined will
     remain open............................        (3,515)           (4,346)
    Interest accretion.....................          2,333             2,969
    Cash payments, net of sublease income.          (9,812)          (10,051)
                                             ----------------  ----------------
Balance - End of Period....................  $     216,961     $     213,706
                                             ================  ================

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)

6.   Indebtedness, Credit Agreements and Lease Financing Obligations

    Following is a summary of indebtedness and lease financing obligations at June 2, 2001 and March 3, 2001:

                                                 June 2, 2001    March 3, 2001
                                                 -------------- ----------------
6.70% notes due 2001............................ $       7,342  $        7,342
5.25% convertible subordinated notes due 2002...       152,016         357,324
Senior Facility.................................       626,000         682,000
Revolving Credit facility due 2002 (amended and
 restated) ("RCF")..............................       700,268         730,268
Term loan due 2002 (amended and restated)
 ("PCS") .......................................       148,883         591,391
Exchange Debt...................................       169,530         216,126
10.50% notes due 2002...........................       411,500         467,500
6.00% dealer remarketable securities due 2003...       107,765         187,650
6.00% fixed-rate senior notes due 2005..........       194,500         194,500
7.625% senior notes due 2005....................       198,000         198,000
7.125% notes due 2007...........................       350,000         350,000
6.125% fixed-rate senior notes due 2008.........       150,000         150,000
6.875% senior debentures due 2013...............       200,000         200,000
8.00% to 10.375% industrial development bonds due
     through 2009...............................         4,740           4,740
7.70% notes due 2027............................       300,000         300,000
6.875% fixed-rate senior notes due 2028.........       150,000         150,000
Lease financing obligations.....................     1,093,884       1,100,000
Other...........................................         7,500           7,707
                                                 -------------- ----------------
                                                     4,971,928       5,894,548
Short-term debt, current maturities of long-term
 debt and lease financing obligations...........       (40,521)        (36,956)
                                                 -------------- ----------------
Long-term debt and lease financing obligations,
 less current maturities........................ $   4,931,407  $    5,857,592
                                                 ============== ================

    On June 27, 2001, the Company completed a refinancing which significantly altered the capital structure. See Note 9 for details.

    The Company completed the following debt for equity exchanges during the thirteen week period ended June 2, 2001:

                                    Carrying                      Additional
                                     Amount          Common         Paid-In          Gain
Debt Exchanged                      Exchanged        Stock          Capital         (Loss)
                                  ------------- --------------  -------------- ---------------
PCS facility...................   $      5,000  $          715  $       5,076  $        (791)
RCF facility...................         30,000           4,347         30,115         (4,462)
5.25% convertible subordinated
 notes.........................        205,308          29,750        307,686       (133,437)
6.00% dealer remarketable
 securities....................         79,885          12,382         55,633         11,427
10.50% notes due 2002..........         56,000           8,542         51,883         (5,450)
                                  ------------- --------------  -------------- ---------------
                                  $    376,193  $       55,736  $     450,393  $    (132,713)
                                  ============= ==============  ============== ===============

    In March 2001, the Company sold its investment in AdvancePCS. Proceeds received from the sale were used to

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)


6.   Indebtedness, Credit Agreements and Lease Financing Obligations (continued)

pay down $437,508 of borrowings under the PCS loan, and $46,596 of borrowings under the Exchange Debt.

    In June 2000, the Company entered into an interest rate swap contract that fixes the LIBOR component of $500,000 of the Company's variable rate debt at 7.083% for a two-year period. In July 2000, the Company entered into an additional interest rate swap that fixes the LIBOR component of an additional $500,000 of variable rate debt at 6.946% for a two-year period.

    On March 4, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. In connection with the adoption of the new statement, the Company recorded $29,010 in Other Comprehensive Income ("OCI") as a cumulative change in accounting for derivatives designated as cash flow type hedges prior to adopting SFAS 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense. These interest rate swaps are accounted for as cash flow hedges. Therefore, the effective portion of the change in fair value of the interest rate swaps is recorded within OCI. Hedge ineffectiveness is recorded as a component of net income. As of June 2, 2001, the market value of these swaps is $31,945, which represents the amount that the Company would have to pay the counter party to terminate these contracts as of that date. This balance is included in other non-current liabilities on the accompanying balance sheet. The Company has recorded a charge to interest expense of $616, which represents the amount of the swaps' ineffectiveness. The remaining offset to the hedge liability is included in other comprehensive income. Treatment of these interest rate swaps as cash flow hedges is based on management's best interpretation of SFAS No. 133. Certain issues currently under consideration by the Derivatives Implementation Group ("DIG") may make it more difficult for the Company's interest rate swaps to qualify for hedge accounting. If the Company's swaps do not qualify for hedge accounting, changes in the fair value of these interest rate swaps will be recorded as a component of net income.

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)


7.   Stockholders' Equity

    The Company issued 3,000 shares of Series B cumulative pay-in-kind preferred at $100 per share, which is the liquidation preference The Series B Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $5.50 per share.

    In November 2000, the Company reduced the exercise price of approximately 16,684 stock options issued after December 4, 1999 to $2.75 per share, which represents fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognizes compensation expense for these options using variable plan accounting. Under variable plan accounting, the Company recognizes compensation expense over the option vesting period. In addition, subsequent changes in the market value of the Company's common stock during the option period, or until exercised, will generate changes in the compensation expense recognized on the repriced options. The Company recognized expense of $36,903 during the thirteen week period ended June 2, 2001 related to the repriced options.

    The stock-based and deferred compensation component of stockholders' equity is comprised of $73,623 related to the repriced options offset by $13,949 of deferred compensation.

    On June 15 2001, in connection with the granting of certain restricted shares of common stock, the Company issued approximately $5,500 of loans to plan participants, including officers, in order to cover the participants' federal and state withholding taxes. The loans bear interest at 4.25% per annum and are due and payable upon the earlier of June 15, 2002 or the date the participant sells the underlying shares of common stock.

8.   Commitments and Contingencies

    The Company is party to numerous legal proceedings, as described below.

    Federal investigations

    There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving the Company's financial reporting and other matters. Management is cooperating fully with the SEC and the United States Attorney. Settlement discussions have begun with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against the Company if the Company enters into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's result of operations, financial condition or cash flows.

        The U.S. Department of Labor has commenced an investigation of matters relating to the Company's employee benefit plans, including the Company's principal 401(k) plan, which permitted employees to purchase the Company's common stock. Purchases of the Company's common stock under the plan were suspended in October 1999. In January 2001, the Company appointed an independent trustee to represent the interests of these plans in relation to the Company and to investigate possible claims the plans may have against the Company. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against the Company. The investigations, with which the Company is cooperating fully, are ongoing and their outcomes cannot be predicted. In addition, a purported class action lawsuit on behalf of the plans and their participants has been filed by a participant in the plans in the United States District Court for the Eastern District of Pennsylvania.

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)

8.   Commitments and Contingencies (continued)

    These investigations and settlement discussions are ongoing and their outcome cannot be predicted. If the Company were convicted of any crime, certain licenses and government contracts such as Medicaid plan reimbursement agreements that are material to operations may be revoked, which would have a material adverse effect on the Company's results of operations, financial condition or cash flow. In addition, substantial penalties, damages or other monetary remedies assessed against the Company, including a settlement, could also have a material adverse effect on the Company's results of operation's, financial condition or cash flows.

    Stockholder litigation

    The Company, certain directors, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased the Company's securities on the open market between May 2, 1997 and November 10, 1999. Most of the complaints asserted claims under Sections 10 and 20 of the Securities Exchange Act of 1934, based upon the allegation that the Company's financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented the Company's financial position and results of operation for those periods. All of these cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, the Company announced that it had reached an agreement to settle the consolidated securities class action lawsuits pending against us in the U.S. District Court for the Eastern District of Pennsylvania and the derivative lawsuits pending there and in the Delaware Court of Chancery. Under the agreement, which has been submitted to the U.S. District Court for the Eastern District of Pennsylvania for approval, the Company will pay $45,000 in cash, which will be fully funded by the Company's officers' and directors' liability insurance, and issue shares of common stock in 2002. The shares will be valued over a 10 day trading period in January 2002. If the value determined is at least $7.75 per share, the Company will issue 20,000 shares. If the value determined is less than $7.75 per share, the Company has the option to deliver any combination of common stock, cash and short-term notes, with a total value of $155,000. As additional consideration for the settlement, the Company has assigned to the plaintiffs all of the Company's claims against the above named executives and KPMG LLP. Several members of the class have elected to "opt-out" of the class and, as a result, if the settlement is approved by the court, they will be free to individually pursue their claims. Management believes that their claims, individually and in the aggregate, are not material. On June 8, 2001, the court issued a ruling indicating that it was prepared to approve the settlement if certain technical changes were made in the order that the plaintiffs and settling defendants requested be issued by the court. The Company and the plaintiffs have modified the requested order and resubmitted it for court approval. Management anticipates that the nonsettling defendants will appeal any approved order. The outcome of any such appeal cannot be predicted. If the settlement does not become final, this litigation could result in a material adverse effect on the Company's results of operations, financial condition or cash flows.

    A purported class action has been instituted by a stockholder against the Company in Delaware state court on behalf of stockholders who purchased shares of our common stock prior to May 2, 1997, and who continued to hold them after November 10, 1999, alleging claims similar to the claims alleged in the consolidated securities class action lawsuits described above. The amount of damages sought was not specified and may be material. The Company has filed a motion to dismiss this claim which is pending before the court. These claims are ongoing and their outcome cannot be predicted. An unfavorable outcome in this litigation could result in a material adverse effect on the Company's results of operations, financial condition or cash flows.

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)

8.   Commitments and Contingencies (continued)

    Drug pricing and reimbursement matters

    On October 5, 2000, the Company settled, for an immaterial amount, and without admitting any violation of the law, the lawsuit filed by the Florida Attorney General alleging that the Company's non-uniform pricing policy for cash prescription purchases was unlawful under Florida law. The filing of the complaint by the Florida Attorney General, and the Company's press release issued in conjunction therewith, precipitated an investigation by the New Jersey Attorney General which is ongoing and the filing of a purported federal class action in California and several purported state class actions, all of which (other than those pending in New York that were filed on October 5, 1999 and those pending in California that were filed on January 3, 2000) have been dismissed. A motion to dismiss the action in New York is currently pending and the plaintiffs in the California action have agreed to a voluntary dismissal of their complaint. On May 30, 2001, a complaint filed in New Jersey in which the plaintiff made a similar allegation and which the trial court dismissed for failing to state a claim upon which relief could be based was reinstated by the appellate court. Management believes that the remaining lawsuits are without merit under applicable state consumer protection laws. As a result, the Company intends to continue to vigorously defend against them and does not anticipate that if fully adjudicated, they will result in an award of damages. However, such outcomes cannot be assured and a ruling against the Company could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

    The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the Department of Justice. Management believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. Management also believes that the Company's existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. The outcome of these investigations cannot be predicted.

    An individual acting on behalf of the United States of America has filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The Department of Justice has advised the court that it intends to join this lawsuit, as is its right under the law; its investigation is continuing. The Company has filed a motion to dismiss the complaint for failure to state a claim.

    These claims are ongoing and their outcome cannot be predicted. If any of these cases result in a substantial monetary judgement against the Company or is settled on unfavorable terms, the Company's results of operations, financial condition or cash flows could be materially adversely affected.

    Store Management Overtime Litigation

    The Company is a defendant in a class action pending in the California Superior Court in San Diego with three subclasses, comprised of its California store managers, assistant managers and managers-in-training. The plaintiffs seek back pay for overtime not paid to them and injunctive relief to require the Company to treat its store management as non-exempt. They allege that the Company decided to minimize labor costs by causing managers, assistant managers and managers-in-training to perform the duties and functions of associates for in excess of forty hours per week without paying them overtime. Management believes that in-store management were and are properly classified as exempt from the overtime provisions of California law. On May 21, 2001, the Company entered into a Memorandum of Agreement with the plaintiffs under which, subject to approval of the court, the Company will settle

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)

8.   Commitments and Contingencies (continued)

this lawsuit for a maximum of $25,000, a charge for which was recorded in fiscal 2000. The settlement amount is payable in four equal installments of 25%, the first of which is payable upon final court approval of the settlement and the balance is payable 6, 12 and 18 months thereafter. On June 1, 2001 the court entered an order granting preliminary approval of the settlement and authorizing notice to the class.

    Other

    The Company, together with a significant number of major U.S. retailers, has been sued by the Lemelson Foundation in a complaint which alleges that portions of the technology included in the Company's point-of-sale system infringe upon a patent held by the plaintiffs. The amount of damages sought is unspecified and may be material. The outcome of this litigation cannot be predicted. An unfavorable outcome could have a material adverse effect on the Company's results of operations, financial condition or cash flows.

    The Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on our results of operations, financial condition, or cash flows if decided adversely.

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)


9. Subsequent Events

Refinancing

    On June 27, 2001, the Company completed a major financial restructuring that extended the maturity dates of the majority of its debt to 2005 or beyond, provided additional equity and converted a portion of its debt to equity. These transactions are described below:

    New Senior Secured Credit Facility: The Company entered into a new $1,900,000 senior secured credit facility with a syndicate of banks led by Citicorp USA, Inc. as senior agent. The new facility matures on June 27, 2005 unless more than $20,000 of the 7.625% senior notes due April 15, 2005 are outstanding on December 31, 2004, in which event the maturity date is March 15, 2005. The new facility consists of a $1,400,000 term loan facility and a $500,000 revolving credit facility. The term loan was used to repay the outstanding balances of the old senior facility, PCS facility, RCF facility, the Exchange Debt and all but $21,900 of the 10.5% senior secured notes due September 2002. The revolving facility is available for working capital requirements, capital expenditures and general corporate purposes. Borrowings under the facilities generally bear interest either at LIBOR plus 3.5%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.5%. Amortization payments of the term loan begin March 2, 2002 of $5,000, increasing to $7,500 for the quarters ending May 31, 2002 through August 31, 2003 and $15,000 for the quarters ending November 30, 2003 through February 26, 2005.

    The Company is required to pay fees of 0.50% per annum on the daily unused amount of the revolving facility. Substantially all of the Company's wholly owned subsidiaries guarantee the obligations under the senior secured credit facility and the 10.50% senior secured notes due 2002. The subsidiary guarantees are secured by a first priority lien on the inventory, accounts receivable, prescription files, intellectual property and some real estate assets of the subsidiary guarantors. The Company's direct obligations under the senior credit facility are unsecured.

    The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. Among the transactions permitted by the facility to increase debt are transactions to finance existing owned real estate not to exceed an aggregate $150,000 and $393,000 of additional debt secured by the facility's collateral on a second priority basis.

    The senior secured credit facility requires the Company to meet various financial ratios and limits capital expenditures. Beginning with the nine months ending December 1, 2001, the covenants require the Company to maintain a maximum leverage ratio of 8.25:1 decreasing to 3.5:1 for the twelve months ending May 31, 2005. The Company must also maintain a minimum interest coverage ratio of 1.25:1 for the nine months ending December 1, 2001, increasing to 2.8:1 for the twelve months ending May 31, 2005 and a minimum fixed charge coverage ratio of 0.9:1 for the nine months ending December 1, 2001 increasing to 1.25:1 for the twelve months ending May 31, 2005. Capital expenditures are limited to $200,000 annually beginning with the twelve months ending March 2, 2002. These expenditure limits are subject to upward adjustment based upon availability of excess liquidity as defined in the Company's senior secured credit facility.

    The senior secured credit facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of the Company's debt to accelerate the maturity of debt having a principal amount of $25,000 or more.

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)

9. Subsequent Events (continued)

    The Company's ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. At June 30, 2001, the term loan was fully drawn except for $21,900 which is available and may be drawn to pay the remaining outstanding 10.5% senior secured notes when they mature on September 15, 2002. At June 30, 2001, the Company had no outstanding draws on the revolving credit facility and the Company had additional available borrowing capacity of $403,600, net of outstanding letters of credit of $96,400.

    High Yield Notes: The Company issued $150,000 of 11.25% senior notes due July 2008 in a private placement offering. These notes are unsecured and subordinate to the secured debt of the Company. Among the transactions permitted by the 11.25% senior notes to increase debt are transactions to finance existing owned real estate not to exceed an aggregate $150,000 and $400,000 of other debt. The 11.25% senior notes also allow for the senior secured credit facility to be increased up to $2.5 billion.

    Debt for Debt Exchange: The Company exchanged $152,025 of its existing 10.5% senior secured notes due 2002 for an equal amount of 12.5% senior notes due September 2006. In addition, holders of these notes received warrants to purchase 3,000 shares of Company common stock at $6.00 per share. On June 29, 2001, the warrant holders exercised these warrants, on a cashless basis, and as a result 1,000 shares of common stock were issued.

    Tender Offer: On May 24, 2001, the Company commenced a tender offer for the 10.50% senior secured notes due 2002 at a price of 103.25% of the principal amount of the notes. The tender offer was closed on June 27, 2001, at which time $174,462 principal amount of the notes was tendered. The Company incurred a tender offer premium of $5,670 as a result of the transaction. The Company used proceeds from the new senior secured credit facility to pay for the notes tendered.

    Debt for Equity Exchanges and Sales of Capital Stock: On June 27, 2001, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $1.00 par value, from 600,000 to 1,000,000.

    The Company completed the following debt for equity exchanges in the period beginning June 3, 2001 and ended June 30, 2001.

                                                           Series C
                            Carrying                       Convertible    Additional
                             Amount          Common        Preferred       Paid-In
Debt Exchanged              Exchanged        Stock           Stock         Capital         (Loss)
--------------------------------------- --------------  -------------- --------------  --------------
PCS facility..........   $       9,478  $        1,054            --   $       8,791   $       (367)
RCF facility..........         139,905             806  $      2,122         147,368        (10,391)
10.50% notes due 2002.          63,134           7,573            --          62,340         (8,436)
                         -------------- --------------  -------------- --------------  --------------
                         $     212,517  $        9,433  $      2,122   $     218,499   $    (19,194)
                         ============== ==============  ============== ==============  ==============

    In addition to the debt for equity exchange transactions listed above, the Company sold approximately 80,083 shares of its common stock for net proceeds of $528,544 which resulted in an increase to common stock of $80,083 and additional paid in capital of $448,461.

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)

9. Subsequent Events (continued)

    The Company issued approximately 2,122 shares of its Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a par value of $1.00 per share and earns dividends at a rate of 8.7455% per annum, payable quarterly in arrears. The Series C Convertible Preferred Stock converts, on a ratio of ten shares of common stock for one share of Series C Convertible Preferred Stock, immediately upon the earlier of (i) the effectiveness of a registration statement pursuant to the Securities Act of 1933, as amended, registering for resale the shares of common stock into which the Series C Convertible Preferred Stock are convertible, or (ii) the Company's merger or consolidation with or into any other corporation whereby the Company is not the surviving corporation. The Series C Convertible Preferred Stock holders vote together with the common stockholders, as a single class, with each share of the Series C Convertible Preferred Stock having 10 votes.

    Lease Obligations: The Company rescinded certain renewal options contained in certain real estate leases on property previously sold and leased back to the Company and as a result these leases were afforded sale and leaseback accounting treatment and, accordingly have been reclassified as operating leases. This restructuring resulted in a reduction of outstanding capital lease obligations of $848,847. Accordingly, the Company will recognize a loss of $21,888 in the second quarter of fiscal 2002, and will record a net deferred gain of $171,862, which will be amortized over the remaining noncancellable lease terms. In addition the Company terminated certain capital leases and purchased the related leasehold improvements for $16,467.

    Synthetic Leases: The Company terminated existing synthetic lease agreements for certain land, buildings, equipment and aircraft, which were accounted for as operating leases. A wholly owned subsidiary of the Company purchased the equipment for $82,604, and is leasing the land, buildings and aircraft from different parties. The obligations under the new synthetic lease for the land and buildings are secured by a first priority lien on the equipment at the leased buildings owned by the Company's subsidiary. The Company has guaranteed certain of the obligations of the subsidiary. The Company will account for these new leases as operating leases.

    Substantially all of the Company's wholly-owned subsidiaries guarantee the Company's obligations under the new credit facility. These subsidiary guarantees are secured primarily by a first priority lien on the inventory, accounts receivable, intellectual property and prescription files of the subsidiary guarantors. The Company's direct obligations under the new credit facility will be unsecured. The $21,879 million aggregate principal amount of outstanding 10.5% senior secured notes are secured on a shared first priority basis with the new credit facility. The 12.5% senior secured notes due 2006 are secured on a second priority basis.

    As a result of the above transactions, the Company will record an extraordinary loss on early extinguishment of debt of approximately $66,000 subject to certain valuations and will defer debt issue costs of approximately $74,000 in the second quarter of 2002.

                      RITE AID CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) For the Thirteen Week Periods Ended June 2, 2001 and May 27, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)

9. Subsequent Events (continued)

Capitalization

    The following table summarizes the Company's capitalization at June 30, 2001, following the completion of the refinancing transactions described above:

                                                          As of June
                                                           30, 2001
                                                        ---------------
Secured Debt:

  Senior secured credit facility...................... $   1,378,462
  10.5% senior secured notes due 2002.................        21,879
  12.5% senior secured notes due 2006.................       143,025
  Other ..............................................        12,320
                                                       ------------------
                                                           1,555,686

Lease Financing Obligations...........................       226,594

Other Senior Debt:
  6.7% notes due 2001.................................         7,342
  6.0% dealer remarketable securities due 2003........       107,765
  6.0% notes due 2005.................................       194,500
  7.625% notes due 2005...............................       198,000
  7.125% notes due 2007...............................       350,000
  6.125% notes due 2008...............................       150,000
  6.875% notes due 2013...............................       200,000
  7.7% notes due 2027.................................       300,000
  6.875% debentures due 2028..........................       150,000
                                                       ------------------
                                                           1,657,607
Subordinated / Unsecured Debt:
  5.25% convertible subordinated notes due 2002.......       152,016
  11.25% notes due 2008...............................       150,000
                                                       ------------------
                                                             302,016
                                                       ------------------

Total debt                                                 3,741,903

Redeemable preferred stock............................        19,457

Stockholders' equity..................................       567,518
                                                       ------------------
  Total capitalization................................ $   4,328,878
                                                       ==================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Our long term operating strategy is to focus on improving the productivity of our existing store base. We believe that improving the sales of our existing stores is important to improving our future profitability and cash flow. We also believe that the substantial investment made in our store base over the last five years has given us one of the most modern store bases in the industry. However, our store base has not yet achieved the level of sales productivity that our major competitors achieve. We intend to improve the performance of our existing stores by continuing to (i) capitalize on the substantial investment in our stores and distribution facilities; (ii) enhance our customer and employee relationships; and (iii) improve the product offerings in our stores. Moreover, it is estimated that pharmacy sales in the United States will increase more than 75% over the next five years. This anticipated growth is expected to be fueled by the "baby boom" generation entering their 50's, the increasing life expectancy of the American population, the introduction of several new successful drugs and inflation. We believe that this growth will help increase the sales productivity of our existing store base.

    We have initiated various programs that are designed to improve our image with customers. These include our weekly distribution of a nationwide advertising circular to announce vendor promotions, weekly sales items and, in our expanded test markets, our customer reward program, "Rite Rewards." We have also initiated programs that are specifically directed to our pharmacy business. These include reduced cash prices and an increased focus on attracting and retaining managed care customers. Through the use of technology and attention to customers' needs and preferences, we are increasing our efforts to identify inventory and product categories that will enable us to offer more personalized products and services to our customers. We continue to develop and implement employee training programs to improve customer service and educate our employees about the products we offer. We are also developing employee programs that create compensatory and other incentives for employees to provide customers with quality service, to promote our private label brands and to improve our corporate culture.

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

    Management believes that the following matters should be considered in connection with the discussion of results of operations and financial condition:

    Recent Actions. On June 27, 2001 we completed a major refinancing that extended the maturity dates of the majority of our debt to 2005 or beyond, provided additional equity, converted a portion of our debt for equity and reclassified capital leases to operating leases. See "Refinancing" for further details.

    Maturing Store Base. Since the beginning of fiscal 1997, we built 469 new stores, relocated 949 stores, remodeled 410 stores and closed 1,159 stores. These new, relocated and remodeled stores represent approximately 50.3% of the company's total stores at June 2, 2001. The new and relocated stores opened in recent years are generally larger, free standing stores with higher operating expenses than our older stores. New stores generally do not become profitable until a critical mass of customers is developed. Relocated stores also must attract additional customers to achieve comparable profitability to the store that was replaced. We believe that the period of time required for a new store to achieve profitable operations is generally two to four years. This period can vary significantly based on the location of a particular store and on other factors, including the investments made in purchasing prescription files for the location and advertising. Our recent liquidity constraints have limited our ability to purchase prescription files and make other investments to promote the development of our new and relocated stores. We believe that our relatively high percentage of new and relocated stores is a significant factor in recent operating results. However, we believe that as these newer stores mature they should gain the critical mass of customers needed for profitable operations. This continuing maturation should positively affect the company's operating performance in future periods. If we are not able to improve the performance of these new and relocated stores it will adversely affect our ability to restore the profitability of our operations.

    Substantial Investigation Expenses. We continue to incur substantial expenses in connection with the process of defending the company against various shareholder actions and cooperation with the U.S. Attorney's Office in their investigations of former management. We incurred $3.4 million in the thirteen week period ended June 2, 2001 and we expect to incur an additional $7.0 million to $12.0 million over the remainder of fiscal 2002. We expect to continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which we are subject.

    Dilutive Equity Issuances. At June 2, 2001, 403.8 million shares of common stock were outstanding and additional 121 million shares of common stock were issuable upon the exercise or conversion of outstanding stock options, warrants, notes or preferred stock. During the first quarter, we issued 55.7 million shares of common stock to retire $376.2 million of indebtedness. Certain transactions completed as part of our June 27, 2001 refinancing have further diluted the existing share base. See "Refinancing" for further details.

    Additionally we have previously committed to issue common stock to settle our securities class action lawsuit. Under the terms of the settlement, which is subject to the approval of the courts, the company's insurers will pay $45 million in cash and the company will issue shares of its common stock in 2002. The shares will be valued over a ten day period in January, 2002. If the price determined is at least $7.75 per share, the company will issue 20 million shares of its common stock. If the value determined is less than $7.75 per share, the company has the option to deliver any combination of common stock, cash and short term notes with a total value of $155 million. If the company is not in a position to utilize cash or notes in order to satisfy this obligation, it could be required to deliver a substantially larger amount of its common stock.

    In light of our substantial leverage and liquidity constraints, we will continue to consider opportunities to use the company's equity securities to discharge debt or other obligations that may arise. Such issuances may have a dilutive effect on the outstanding shares of common stock.

    Accounting Systems. Following its review of our books and records, management concluded that further steps were needed to establish and maintain the adequacy of our internal accounting systems and controls. In connection with the audit of our financial statements, Deloitte & Touche LLP advised us that it believed there were numerous "reportable conditions" under the standards established by the American Institute of Certified Public Accountants which relate to our accounting systems and controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. We are further developing and implementing comprehensive, adequate and reliable accounting systems and controls which address the reportable conditions identified by Deloitte & Touche LLP.

    Working Capital. We generally finance our inventory and capital expenditure requirements with internally generated funds and borrowings. We expect to use borrowings to finance inventories and to support our continued growth. Over 75% of our front-end sales are in cash. Third-party insurance programs, which typically settle in fewer than 30 days, accounted for 91.7% of our pharmacy sales and 56.5% of our revenues in the thirteen weeks ended June 2, 2001.

    Seasonality. We experience seasonal fluctuations in our results of operations in the fourth quarter as the result of the seasonal nature of Christmas and the flu season. We tailor certain front-end merchandise to capitalize on holidays and seasons.

Results of Operations

Revenues and Other Operating Data

                                                       Thirteen
                                                   Week Period Ended
                                             June 2, 2001      May 27, 2000
                                            ---------------  ---------------
Revenues..................................   $3,710,133        $3,442,186
Revenues growth...........................          7.8%              2.6%
Same store sales growth...................         10.0%              6.2%
Pharmacy sales growth.....................         12.6%              7.2%
Same store pharmacy sales growth..........         12.7%              9.6%
Pharmacy as a % of total sales............         61.6%             60.1%
Third party sales as a % of total pharmacy
 sales....................................         91.7%             89.6%
Front-end sales growth....................          5.7%             (1.4)%
Same store front end sales growth.........          5.9%              1.4%
Front end sales as a % of total sales.....         38.4%             39.9%
Store data:
Total stores (beginning of period)........        3,648             3,802
New stores................................            3                 4
Closed stores.............................          (20)              (27)
Store acquisitions, net...................            0                 0
Total stores (end of period)..............        3,631             3,779
Relocated stores..........................            4                24

    Revenues

    The 7.8% growth in revenues for the thirteen week period ended June 2, 2001 was driven by front end sales growth of 5.7% and pharmacy sales growth of 12.6%. The 2.6% growth in revenues for the thirteen week period ended May 27, 2000 was due to the 7.2% growth in pharmacy sales, which more than offset a decline in our front end store sales. Same store sales growth for the thirteen weeks ended June 2, 2001 was 10.0%. As the prior fiscal year was a 53 week year, same store sales for the thirteen weeks ended June 2, 2001 are calculated by comparing that period with the thirteen weeks ended June 3, 2000.

    For the thirteen week period ended June 2, 2001, and for the thirteen week period ended May 27, 2000, pharmacy sales led revenues growth with same-store sales increases of 12.7% and 9.6%, respectively. Contributing to pharmacy same store sales increases is our ability to attract and retain managed care customers, our successful pilot markets for reduced cash pricing, our increased focus on pharmacy initiatives such as will call and predictive refill, and favorable industry trends. These trends include an aging American population with many "baby boomers" now in their fifties and consuming a greater number of prescription drugs. The use of pharmaceuticals as the treatment of choice for a growing number of healthcare problems and the introduction of a number of successful new prescription drugs also contributes to the growing demand for pharmaceutical products.

    Front end sales, which include all non-prescription sales such as seasonal merchandise, convenience items and food, also had strong same store sales growth in the thirteen week period ended June 2, 2001, increasing 5.9%. The same store sales increase was primarily a result of increased sales volume due to lowering prices on key items, distributing a nationwide weekly advertising circular, expanding certain product categories and improving general store conditions.

Costs and Expenses

                                                         Thirteen
                                            ----------------------------------
                                                    Week Period Ended
                                             June 2, 2001       May 27, 2000
                                            ---------------   -----------------
Cost of goods sold......................... $  2,840,740      $  2,634,453
Gross profit...............................      869,393           807,733
Gross margin...............................         23.4%             23.5%
Selling, general and administrative
  expenses.................................      858,049           851,883
Selling, general and administrative
  expenses as a percentage of revenues.....         23.1%             24.7%
Goodwill amortization......................        5,343             6,074
Interest expense...........................      128,689           171,375
Store closing and impairment charges
  (credits)................................         (364)           16,145
Loss on debt conversions and modifications,
  net......................................      132,713                --
Share of loss (income) from equity
  investment...............................        5,883            11,574
(Gain) loss on sale of assets and
  investments, net.........................      (49,818)            9,676

    Cost of Goods Sold

    Gross margin was 23.4% for the thirteen week period ended June 2, 2001 compared to 23.5% for the thirteen week period ended May 27, 2000. Although gross margin is relatively flat, it was negatively impacted by the continuing trend of increased third party reimbursed prescription sales as a percent of total prescription sales. The increase in third party prescription sales had a negative impact on gross margin rates because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical, and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Third party sales as a percentage of total pharmacy sales were 91.7% and 89.6% for the thirteen week period ended June 2, 2001 and May 27, 2000, respectively. Offsetting this trend was an improvement in cigarette and liquor margin, a reduction in losses from product returns, and better leveraging of our fixed costs resulting from our higher sales volume.

    We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $15.0 million for the thirteen week period ended June 2, 2001 versus $5.3 million for the thirteen week period ended May 27, 2000.

    Selling, General and Administrative Expenses

    The selling, general and administrative expense ("SG&A") for the thirteen week period ended June 2, 2001 includes $43.1 million of non-cash expense related to variable plan accounting on certain management stock options, restricted stock grants and stock appreciation rights, offset by $15.0 million received related to the partial settlement of litigation with certain drug manufactures and a net benefit of $4.2 million in legal expense related to a favorable legal settlement. Excluding these items, the company's SG&A as a percentage of revenues would have been 22.5% in the thirteen week period ended June 2, 2001. SG&A for the thirteen week period ended May 27, 2000 includes $25.5 million of costs incurred with the restatement of the company's historical statements. Excluding this item results in an adjusted SG&A as a percentage of revenue of 24.0% in the thirteen week period ended May 27, 2000. SG&A exclusive of these items in the thirteen week period of the current fiscal year of 22.5% compares favorably to the adjusted 24.0% of the prior year's comparable period because of decreased labor charges, and better leveraging of our fixed costs resulting from our higher sales volume.

    Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

                                                       Thirteen
                                            -------------------------------
                                                   Week Period Ended
                                             June 2, 2001     May 27, 2000
                                            ---------------  ---------------
Impairment charges........................  $      7,893     $       8,169
Store lease exit charges (credits)........        (8,568)            7,976
Impairment of investments.................           311                --
                                            ---------------  ---------------
                                            $       (364)    $      16,145
                                            ===============  ===============

    Impairment Charges. Impairment charges include non-cash charges of $7.9 million and $8.2 million for the thirteen week periods ended June 2, 2001 and May 27, 2000, respectively, for the impairment of long-lived assets (including allocable goodwill) at 17 and 42 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of the asset may not be recoverable.

    Store Lease Exit Costs. Costs incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The company calculates its liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable leases terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. During the thirteen week periods ended June 2, 2001 and May 27, 2000, we recorded a provision for 7 and 18 stores, respectively, that were designated for closure. The effect of lease terminations and changes in assumptions in interest rates during the thirteen week period ended June 2, 2001, had a positive impact that exceeded the additional provision due to low closure levels and resulted in an expense credit from closed store activity.

    Interest Expense

    Interest expense was $128.7 million for the thirteen week period ended June 2, 2001, compared to $171.4 million in the thirteen week period ended May 27, 2000. The decrease was primarily due to the reduction of debt resulting from the sale of PCS and debt for equity exchanges. The weighted average interest rates, excluding capital leases, on the company's indebtedness for the thirteen week period ended June 2, 2001 and May 27, 2000 were 8.01% and 8.10%, respectively.

    Income Taxes

    The tax benefit for the thirteen week period ended June 2, 2002 is fully offset by a valuation allowance based on management's determination that, based on available evidence, it is more likely than not that certain of the deferred tax assets will not be realized. The income tax provision for the thirteen week period ended May 27, 2000 reflects the effect of the decision to sell PCS and to discontinue the operations of our PBM segment. It is foreseeable that an "ownership change" for statutory purposes will occur during fiscal 2002 as a result of our refinancing efforts, including issuances of equity and exchanges of debt for equity. An "ownership change" would result in a limitation imposed on the future use of net operating losses and any net unrealized built-in losses incurred or existing prior to the "ownership change".

    Other Significant Charges

    The net loss from continuing operations for the thirteen week periods ended June 2, 2001 and May 27, 2000 was $211.1 million and $403.4 million, respectively. In addition to the matters discussed above, our results in the thirteen week periods ended June 2, 2001 and May 27, 2000 have been affected by other charges. In the thirteen week period ended June 2, 2001, we recorded a pre-tax loss of $132.7 million on debt conversions and a loss of $5.9 million representing our share of the drugstore.com losses partially offset by a gain of $53.2 million resulting from the sale of AdvancePCS securities. In the thirteen week period ended May 27, 2000, we recorded income tax expense of $144.4 million due primarily to valuation allowances related to the decision to dispose of the PBM segment and a $11.6 million loss from our share of drugstore.com losses.

Liquidity and Capital Resources

    We have two primary sources of liquidity: (i) cash provided by operations and (ii) the revolving credit facility under our new senior secured credit facility. We may also generate liquidity from the sale of assets, including sale-leaseback transactions, the issuance of debt and equity securities and potential additional borrowings. Amoung the transactions permitted by our senior secured credit facility that will allow us to generate additional liquidity are transactions to finance existing owned real estate not to exceed as aggregate $150.0 million and the issuance of $393.0 million of additional debt secured by the facility's collateral on a second priority basis. Our 11.25% senior notes due July 2008 also permit $150.0 million of real estate financing plus $400.0 million of additional other debt and provides for the senior secured credit facility to be increased up to $2.5 billion. During the thirteen week period ended June 2, 2001, operations provided sufficient cash to fund our working capital needs. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, and to provide funds for capital expenditures.

Refinancing

    On June 27, 2001, we completed a major refinancing that extended the maturity dates of the majority of our debt to 2005 or beyond, provided additional equity, converted a portion of our debt for equity and reclassified capital leases to operating leases. The components of the refinancing are described in detail in the footnotes to the consolidated financial statements. Major components of the refinancing are summarized below:

    New Secured Credit Facility: We entered into a new $1.9 billion syndicated senior secured credit facility with a syndicate of banks led by Citicorp USA, Inc. as senior agent. The new facility matures on June 27, 2005 unless more than $20.0 million of our 7.625% senior notes due April 15, 2005 are outstanding on December 31, 2004, in which event the maturity date is March 15, 2005. The new facility consists of a $1.4 billion term loan facility and a $500.0 million revolving credit facility. The term loan was used to prepay various outstanding debt balances.

    Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible account receivable and inventory. At June 30, 2001, the term loan was fully drawn except for $21.9 million which is available and may be drawn to pay for the remaining outstanding 10.5% senior secured notes when they mature on September 15, 2002. At June 30, 2001, we had no outstanding draws on the revolving credit facility, which resulted in $403.6 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $96.4 million.

    High Yield Notes: We issued $150.0 million of 11.25% senior notes due July 2008 in a private placement offering. These notes are unsecured and subordinate to our secured debt.

    Debt for Debt Exchange: We exchanged $152.0 million of our existing 10.50% senior secured notes for an equal principal amount of 12.50% senior secured notes due September 15, 2006. The 12.50% notes are secured by a second priority lien on the collateral of the senior secured credit facility. In addition, holders of these notes received warrants to purchase 3.0 million shares of our common stock at $6.00 per share. On June 29, 2001, the warrant holders elected to exercise these warrants, on a cashless basis, and as a result 1.0 million shares of common stock were issued.

    Tender Offer: On May 24, 2001, we commenced a tender offer for the 10.50% senior secured notes due 2002 at a price of 103.25% of the principal amount. The tender offer was closed on June 27, 2001, at which time $174.5 million principal was tendered. We incurred a tender offer premium of $5.7 million as a result of the transaction. We used proceeds from the new senior secured credit facility to pay for the tender offer.

    Debt for Equity Exchanges: We completed exchanges of $212.5 million of debt for 9.4 million shares of common stock and 2.1 million shares of Series C Convertible Preferred Stock.

    Sales of Common Stock: We issued 80.1 million shares of our common stock for net proceeds of $528.5 million.

    Lease Obligations: We restructured the terms of certain real estate leases on property previously sold and leased back, thereby reducing the outstanding capital lease obligations by $848.8 million.

    Impact on Results of Operations in the Second Quarter of Fiscal 2002: As a result of the refinancing, we will: i) record an extraordinary loss on early extinguishment of debt of approximately $66.0 million subject to certain valuations; ii) defer debt issue costs of $74.0 million; and iii) recognize a loss of $21.9 million related to the reclassification of leases.

Capitalization

    The following table summaries our capitalization at June 30, 2001, following the completion of the refinancing transactions described above:

                                                          As of June 30,
                                                             2001 (in
                                                             millions)
                                                          ----------------
  Secured Debt........................................ $       1,555.7
  Lease Financing Obligations.........................           226.6
  Other Senior Debt...................................         1,657.6
  Subordinated / Unsecured Debt.......................           302.0
                                                       -------------------
        Total debt....................................         3,741.9

  Redeemable preferred stock..........................            19.5
  Stockholder's equity................................           567.5
                                                       -------------------
  Total capitalization................................ $       4,328.9
                                                       ===================

    On a prospective annual basis, the refinancing will reduce depreciation and amortization expense approximately $4.0 million but increases rent expense approximately $57.0 million. Interest expense is also expected to decrease due to the refinancing, debt for equity exchanges effected prior to June 3, 2001, and the repayment of debt related to the sale of the AdvancePCS investments. Prospective annual interest expense is estimated to be $370.0 million to $390.0 million of which $320.0 million to $340.0 million is cash interest.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

    Cash Flows

    Our operating activities provided $45.7 million of cash in the thirteen week period ended June 2, 2001 and used $9.4 million of cash in the thirteen week period ended May 27, 2000. Operating cash flow was negatively impacted by $127.3 million in interest payments and increases in operating assets. This was offset by increased current liabilities.

    Cash provided by investing activities was $463.7 million for the thirteen week period ended June 2, 2001, due primarily to the sale of the securities we received in our sale of AdvancePCS. Cash used in investing activities was $20.0 million for the thirteen week period ended May 27, 2000. Cash used for store construction and relocations amounted to $7.1 million and $18.9 million for the thirteen week period ended June 2, 2001 and May 27, 2000, respectively.

    Cash used in financing activities was $521.7 million and $72.5 million for the thirteen week periods ended June 2, 2001 and May 27, 2000, respectively. Proceeds from the sale of the securities we received from our sale of AdvancePCS were used to pay down outstanding debt balances, which significantly impacted cash used in financing activities in the thirteen week period ended June 2, 2001.

    Working Capital

    Net working capital was $1,408.3 million at June 2, 2001, compared to $1,955.9 million at March 3, 2001. The decrease in working capital is primarily due to the sale of the securities we received in our sale of AdvancePCS, proceeds of which were used to pay down long-term debt.

    Capital Expenditures

    We plan capital expenditures of approximately $230.0 million to $240.0 million during fiscal 2002, consisting of approximately $82.6 million related to the termination of an operating lease and the corresponding purchase of equipment, $34.7 million related to new store construction, store relocation and other store construction projects. An additional $89.2 million will be dedicated to other store improvement activities and the purchase of prescription files from independent pharmacists. We expect that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility. During the thirteen week period ended June 2, 2001, the company spent $26.8 million on capital expenditures, consisting of $7.1 million related to new store construction, store relocation and other store construction projects. An additional $19.7 million was related to other store improvement activities and the purchase of prescription files from independent pharmacists.

Future Liquidity

    We are highly leveraged. Our high level of indebtedness: (a) limits our ability to obtain additional financing; (b) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (c) places us at a competitive disadvantage relative to our competitors with less debt; (d) renders us more vulnerable to general adverse economic and industry conditions; and (e) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowing under the senior secured credit facility and its other sources of liquidity will be adequate to meet its anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2002. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales would require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 2, 2001 condensed consolidated financial statements.

Factors Affecting Our Future Prospects

    For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" in our Form S-1 filed with the SEC on July 12, 2001 and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Our Future Prospects" in our Form 10-K for the 2001 fiscal year, filed with the SEC on May 21, 2001.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The major market risk exposure is changing interest rates. Increases in interest rates would increase our interest expense. Since the end of fiscal 2001, our primary risk exposure has not changed. Our company enters into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. Our policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions.

    The table below provides information about the company's financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of June 2, 2001.

                                                                                                                   Fair Value at
                                                                  Fiscal Year                                      June 2, 2001
                                        ---------------------------------------------                              -------------
                              2002         2003         2004        2005       2006      Thereafter    Total
                             -------    ----------    --------    -------    --------    ----------    ----------

                                            (dollars in thousands)
Long-term debt, including
  Current portion
    Fixed rate............   $ 8,427    $1,567,566    $108,668    $ 2,528    $392,937    $1,153,237    $3,233,363    $2,902,180

    Average Interest
      Rate................      6.87%         9.92%       6.03%     11.50%       6.82%         7.07%

    Interest Rate Swap....       --            --          --         --          --            --         --        $ (31,945)

    Variable Rate.........       --        644,681         --         --          --            --     $  644,681    $ 644,681

    Average Interest
      Rates...............       --           8.59%        --         --          --            --

    In June 2000, we refinanced certain variable and fixed-rate obligations maturing in fiscal years 2001 and 2002 and entered into an interest rate swap that fixes the LIBOR component of $500.0 million of our variable-rate debt at 7.083% for a two-year period. In July 2000, we entered into an additional interest rate swap that fixes the LIBOR component of an additional $500.0 million of variable rate debt at 6.946% for a two year period. The variable rate debt that had interest rates fixed by the two interest rate swaps were included with fixed rate debt in the above table. As of June 2, 2001, 16.6% of our total debt is exposed to fluctuations in variable interest rates.

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

    As of June 30, 2001, we had one credit facility: the $1.9 billion syndicated senior secured credit facility. The ratings on this facility were BB- by Standard & Poor's and B1 by Moody's. The interest rates on the variable rate borrowings on this facility are LIBOR plus 3.50%.

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

    On November 9, 2000, we announced that we had reached an agreement to settle the consolidated securities class action lawsuits pending against us in the U.S. District Court for the Eastern District of Pennsylvania and the derivative lawsuits pending there and in the Delaware Court of Chancery. On June 8, 2001, the court issued a ruling indicating that it was prepared to approve the settlement if certain technical changes were made in the order that the plaintiffs and settling defendants requested be issued by the court. We and the plaintiffs have modified and resubmitted the requested order for court approval. We anticipate that the nonsettling defendants will appeal the approved order.

    We are a defendant in a class action lawsuit pending in the California Superior Court in San Diego with three subclasses, comprised of our California store managers, assistant managers and managers in training. On May 21, 2001, we entered into a Memorandum of Agreement with the plaintiffs under which, subject to approval of the court, we will settle this lawsuit for a maximum of $25 million. The settlement amount is payable in four equal installments of 25%, the first of which is payable upon final court approval of the settlement and the balance is payable 6, 12 and 18 months thereafter. On June 1, 2001 the court entered an order granting preliminary approval of the settlement and authorizing notice to the class.

    A purported class action has been instituted by a stockholder against us in Delaware state court on behalf of stockholders who purchased shares of our common stock prior to May 2, 1997, and who continued to hold them after November 10, 1999, alleging claims similar to the claims alleged in the consolidated securities class action lawsuits described above. The amount of damages sought was not specified and may be material. We have filed a motion to dismiss this claim which is pending before the court. These claims are ongoing and their outcome cannot be predicted.


ITEM 2.   Changes in Securities and Use of Proceeds

    We sold the following equity securities during the period covered by this report that were not registered under the Securities Act:

    o On March 14, 2001, holders of approximately $201.4 million principal amount of our 5.25% convertible subordinated notes due 2002 exchanged these notes for an aggregate of 29,204,160 shares of our common stock. The common stock was issued in an exchange offer exempt from registration in reliance on section 3(a)(9) of the Securities Act.

    o On March 14, 2001, holders of approximately $77.9 million principal amount of our 6.0% dealer remarketable securities due 2003 exchanged these notes for an aggregate of 12,072,175 shares of our common stock. The common stock was issued in an exchange offer exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

    o On April 6, 2001, holders of approximately $3.9 million principal amount of our 5.25% convertible subordinated notes due 2002 and $2.0 million principal amount of our 6.0% dealer remarketable securities due 2003 exchanged these notes for an aggregate of 856,000 shares of our common stock. The common stock was issued in privately negotiated transactions exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

    o On April 25, 2001, holders of approximately $11.0 million principal amount of our 10.5% senior secured notes due 2002 exchanged these notes for an aggregate of 1,925,000 shares of our common stock. The common stock was issued in privately negotiated transactions exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

    o On April 25, 2001, holders of approximately $5.0 million principal amount of our 10.5% senior secured notes due 2002 exchanged these notes for an aggregate of 785,000 shares of our common stock. The common stock was issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

    o On May 15, 2001, a holder of $10.0 million principal amount of indebtedness under our RCF credit facility exchanged this indebtedness for an aggregate of 1,473,405 shares of our common stock. The common stock was issued in a transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

    o On May 29, 2001, holders of $5.0 million principal amount of indebtedness under our PCS credit facility and $10.0 million principal amount of indebtedness under our RCF credit facility exchanged this indebtedness for an aggregate of 2,144,936 shares of common stock. The common stock was issued in privately negotiated transactions exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

    o On May 29, 2001, holders of $40 million principal amount of our 10.5% senior secured notes due 2002 exchanged this indebtedness for an aggregate of 5,831,159 shares of our common stock. The common stock was issued in privately negotiated transactions exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

    o On May 31, 2001, holders of $10.0 million principal amount of indebtedness under our RCF credit facility exchanged this indebtedness for an aggregate of 1,443,814 shares of common stock. The common stock was issued in privately negotiated transactions exempt from registration in reliance on Section 3(a)(9) of the Securities Act.


ITEM 3.   Defaults Upon Senior Securities

    Not applicable.


ITEM 4.   Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the security holders during the thirteen week period ended June 2, 2001.


ITEM 5.   Other Information

    Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K

    (a) The following exhibits are filed as part of this report.

     Exhibit                                                                                     Incorporation by
     Numbers       Description                                                                     Reference to
     -------       -----------                                                                     ------------
       3.1         Restated Certificate of Incorporation dated December 12, 1996      Exhibit 3(i) to Form 8-K filed on
                                                                                      November 2, 1999

       3.2         Certificate of Amendment to the Restated Certificate of            Exhibit 3(ii) to Form 8-K filed on
                   Incorporation dated October 25, 1999                               November 2, 1999

       3.3         Series C Preferred Stock Certificate of Designation dated          Exhibit 3.3 to Form S-1 filed on
                   June 26, 2001                                                      July 12, 2001

       3.4         Certificate of Amendment to Restated Certificate of                Exhibit 3.4 to Form S-1 filed on
                   Incorporation dated June 27, 2001                                  July 12, 2001

       3.5         By-laws, as amended on November 8, 2000                            Exhibit 3.1 to Form 8-K filed on
                                                                                      November 13, 2000

       4.1         Indenture, dated as of June 27, 2001, between Rite Aid             Exhibit 4.7 to Form S-1 filed on
                   Corporation, as issuer and State Street Bank and Trust Company,    July 12, 2001
                   as trustee, related to the Company's 12.50% Senior Secured Notes due 2006.

       4.2         Indenture, dated as of June 27, 2001 between Rite Aid Exhibit      Exhibit 4.8 to Form S-1 filed on
                   4.8 to Form S-1 filed on July Corporation, as issuer and BNY       July 12, 2001
                   Midwest Trust Company, as 12, 2001 trustee, related to the
                   Company's 11 3/4% Senior Notes due 2008.

       4.3         Exchange and Registration Rights Agreement, dated as of June 27,   Exhibit 4.9 to Form S-1 filed on
                   2001, between Rite Aid Corporation and Salomon Smith Barney        July 12, 2001
                   Inc., Credit Suisse First Boston Corporation, J.P. Morgan
                   Securities Inc. and Fleet Securities, Inc., as initial
                   purchasers, for the benefit of the holders of the Company's
                   11 1/4% Senior Notes due 2008.

      10.1         Amendment No. 1 to Employment Agreement by and between Rite Aid    Exhibit 10.9 to Form 10-K filed on
                   Corporation and Robert G. Miller, dated as of May 7, 2001          May 21, 2001

      10.2         Amendment No. 1 to Employment Agreement by and between Rite Aid    Exhibit 10.11 to Form 10-K filed on
                   Corporation and Mary F. Sammons, dated as of May 7, 2001           May 21, 2001

      10.3         Equity for Bank Debt Exchange Agreement between Rite Aid           Exhibit 10.45 to Form 10-K filed on
                   Corporation, Fir Tree Value Fund, L.P., Fir Tree Institutional     May 21, 2001
                   Value Fund, L.P., Fir Tree Value Partners LDC and Fir Tree
                   Recovery Master Fund, L.P.

     Exhibit                                                                                     Incorporation by
     Numbers       Description                                                                     Reference to
     -------       -----------                                                                     ------------
       10.4        Side Letter to Equity for Bank Debt Exchange Agreement, dated      Exhibit 10.46 to Form 10-K filed on
                   April 30, 2001, between Rite Aid Corporation, Fir Tree Value       May 21, 2001
                   Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree
                   Value Partners LDC and Fir Tree Recovery Master Fund, L.P.

      10.29        Registration Rights Agreement dated as of May 24, 2001 by and      Exhibit 10.29 to Form S-1 filed on
                   Exhibit 10.29 to Form S-1 filed on between Rite Aid                July 12, 1001
                   Corporation and Liberty View Fund, LP, Liberty July 12, 2001
                   View Fund, LLC and Liberty View Global Volatility Fund LP

       10.5        Stock Purchase Agreement dated May 17, 2001 by and between         Exhibit 10.51 to Form S-1 filed on
                   Rite Exhibit 10.51 to Form S-1 filed on Aid Corporation and        July 12, 1001
                   Transamerica Investment Management, LLC July 12, 2001

       10.6        Registration Rights Agreement dated May 31, 2001 by and between    Exhibit 10.56 to Form S-1 filed on
                   Rite Aid Corporation; Fir Tree Value Fund, L.P; Fir Tree           July 12, 2001
                   Institutional Value Fund, L.P.; Fir Tree Value Partners LDC; and
                   Fir Tree Recovery Master Fund, L.P.

         11 Statements re Computation of Loss Per Share (See Note 2 to the condensed consolidation financial statements)

    (b) Rite Aid Corporation has filed the following Current Report on Form 8-K in the thirteen week period ended June 2, 2001:

        (1) Rite Aid Corporation filed a Current Report on Form 8-K on March 20, 2001 disclosing under Item 5 press releases announcing (i) the payment on March 13, 2001 of $200 million plus accrued and unpaid interest in connection with the repayment of Senior Subordinated Notes of AdvancePCS and (ii) the sale 5,434,783 shares of AdvancesPCS Class A Common Stock to a syndicate of underwriters for net proceeds of approximately $247.1 million, and the exercise by the underwriter of an over-allotment option in respect of a further 815,117 shares, resulting in net proceeds of approximately $37.1 million.

        (2) Rite Aid Corporation filed a Current Report on Form 8-K on May 17, 2001 disclosing under Item 5 a press release dated May 16, 2001 announcing details of a $3.0 billion refinancing package.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 16, 2001

                                                RITE AID CORPORATION



                                                By: /S/ ELLIOT S. GERSON
                                                    --------------------
                                                     Elliot S. Gerson
                                                     Senior Executive
                                                     Vice President and
                                                     General Counsel


Date: July 16, 2001

                                                By:  /S/ JOHN T. STANDLEY
                                                    --------------------
                                                     John T. Standley
                                                     Senior Executive
                                                     Vice President and
                                                     Chief Financial Officer