Form 10-Q
period 2001-09-01
RITE AID CORP
filed 2001-10-12
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 1, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____ To _____
                          Commission File Number 1-5742


                              RITE AID CORPORATION
             (Exact name of registrant as specified in its charter)

                       Delaware
           (State or other jurisdiction of                       23-1614034
            incorporation or organization)                    (I.R.S. Employer
                   30 Hunter Lane,                           Identification No.)
               Camp Hill, Pennsylvania                              17011
       (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (717) 761-2633

         (Former name, former address and former fiscal year, if changed since last report) Not Applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The registrant had 515,957,766 shares of its $1.00 par value common stock outstanding as of September 29, 2001.

                              RITE AID CORPORATION
                                TABLE OF CONTENTS

                                                                          Page
         Cautionary Statement Regarding Forward Looking Statements          1

                PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of
         September 1, 2001 and March 3, 2001                                2
         Condensed Consolidated Statements of Operations
         for the Thirteen Week Periods Ended September 1,
         2001 and August 26, 2000                                           3
         Condensed Consolidated Statements of Operations
         for the Twenty-Six Week Periods Ended September
         1, 2001 and August 26, 2000                                        4
         Condensed Consolidated Statement of Stockholders'
         Equity (Deficit) for the Twenty-Six Week
         Period Ended September 1, 2001                                     5
         Condensed Consolidated Statements of Cash Flows
         for the Twenty-Six Week Periods Ended
         September 1, 2001 and August 26, 2000                              6
         Notes to Condensed Consolidated Financial Statements               8
ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     18
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk        27
                PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings                                                 28
ITEM 2.  Changes in Securities and Use of Proceeds                         28
ITEM 3.  Defaults Upon Senior Securities                                   30
ITEM 4.  Submission of Matters to a Vote of Security Holders               30
ITEM 5.  Other Information                                                 31
ITEM 6.  Exhibits and Reports on Form 8-K                                  31

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

          o competitive pricing pressures, continued consolidation of the drugstore industry;

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

         We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations---Factors Affecting Our Future Prospects" included in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 3, 2001 ("the Fiscal 2001 10-K"), which was filed with the Securities and Exchange Commission ("SEC") on May 21, 2001 and is available on the SEC's website at www.sec.gov.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      RITE AID CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                         September 1,
                                                            2001           March 3, 2001
                                                          -----------      ------------
              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $   109,140      $    92,290
    Accounts receivable, net                                  559,275          503,527
    Inventories, net                                        2,562,561        2,444,525
    Investment in AdvancePCS                                     --            491,198
    Prepaid expenses and other current assets                  86,542           85,292
                                                          -----------      -----------

      Total current assets                                  3,317,518        3,616,832
PROPERTY, PLANT AND EQUIPMENT, NET                          2,313,772        3,041,008
GOODWILL AND OTHER INTANGIBLES, NET                         1,009,842        1,067,339
OTHER ASSETS                                                  193,152          188,732
                                                          -----------      -----------

      Total assets                                        $ 6,834,284      $ 7,913,911
                                                          ===========      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Short-term debt and current maturities of
    long-term debt and lease
    financing obligations                                 $    32,706      $    36,956
    Accounts payable                                        1,022,456          896,390
    Sales and other taxes payable                              47,961           31,562
    Accrued salaries, wages and
    other current liabilities                                 809,175          696,047
                                                          -----------      -----------

      Total current liabilities                             1,912,298        1,660,955
CONVERTIBLE SUBORDINATED NOTES                                152,010          357,324
LONG-TERM DEBT, LESS CURRENT MATURITIES                     3,342,227        4,428,871
LEASE FINANCING OBLIGATIONS, LESS CURRENT MATURITIES          212,483        1,071,397
OTHER NONCURRENT LIABILITIES                                  742,600          730,342
                                                          -----------      -----------

      Total liabilities                                     6,361,618        8,248,889
COMMITMENTS AND CONTINGENCIES                                    --               --
REDEEMABLE PREFERRED STOCK                                     19,510           19,457
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, par value $1 per share                   347,342          333,974
    Common stock, par value $1 per share                      515,939          348,055
    Additional paid-in capital                              3,166,207        2,065,301
    Accumulated deficit                                    (3,634,160)      (3,171,956)
    Stock-based and deferred compensation                      58,450           19,782
    Accumulated other comprehensive (loss) income                (622)          50,409
                                                          -----------      -----------

      Total stockholders' equity (deficit)                    453,156         (354,435)
                                                          -----------      -----------

      Total liabilities and stockholders'
      equity (deficit)                                    $ 6,834,284      $ 7,913,911
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

                      RITE AID CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                      Thirteen Week Period Ended
                                                                     ----------------------------
                                                                     September 1,      August 26,
                                                                        2001              2000
                                                                     -----------      -----------
REVENUES                                                             $ 3,691,074      $ 3,439,469
COSTS AND EXPENSES:
    Costs of goods sold, including occupancy costs                     2,872,390        2,630,258
    Selling, general and administrative expenses                         809,949          855,082
    Goodwill amortization                                                  5,280            5,627
    Store closing and impairment charges                                  22,105           88,292
    Interest expense                                                     102,377          182,108
    Interest rate swap contracts market value adjustment                  31,047             --
    Loss on debt and lease conversions and modifications, net             21,882           83,789
    Share of loss from equity investment                                   4,512           12,496
    (Gain) loss on sale of assets and investments, net                    (1,636)           6,850
                                                                     -----------      -----------
                                                                       3,867,906        3,864,502
                                                                     -----------      -----------

Loss from continuing operations before income taxes                     (176,832)        (425,033)

INCOME TAX EXPENSE                                                         2,500             --
                                                                     -----------      -----------

Loss from continuing operations before extraordinary item               (179,332)        (425,033)

DISCONTINUED OPERATIONS, estimated loss on disposal of the PBM
segment (net of  income tax benefit of $23,484)                             --            (31,433)
                                                                     -----------      -----------

Net loss before extraordinary item                                      (179,332)        (456,466)

EXTRAORDINARY ITEM, loss on early extinguishment of debt (net of
income taxes of $0)                                                      (66,589)            --
                                                                     -----------      -----------

NET LOSS                                                             $  (245,921)     $  (456,466)
                                                                     ===========      ===========

    BASIC AND DILUTED (LOSS) PER SHARE:
    Loss from continuing operations                                  $     (0.40)     $     (1.87)
    Loss from discontinued operations                                       --              (0.10)
    Loss from extraordinary item                                           (0.14)            --
                                                                     -----------      -----------

    Net loss per share                                               $     (0.54)     $     (1.97)
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

                      RITE AID CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                         Twenty-Six Week Period Ended
                                                                         -----------------------------
                                                                         September 1,      August 26,
                                                                             2001               2000
                                                                          -----------      -----------
REVENUES                                                                  $ 7,401,207      $ 6,881,655
COSTS AND EXPENSES:
 Costs of goods sold, including occupancy costs                             5,713,130        5,264,711
 Selling, general and administrative expenses                               1,667,999        1,706,965
 Goodwill amortization                                                         10,623           11,701
 Store closing and impairment charges                                          21,741          104,437
 Interest expense                                                             231,066          353,483
 Interest rate swap contracts market value adjustment                          31,047             --
 Loss on debt and lease conversions and modifications, net                    154,595           83,789
 Share of loss from equity investment                                          10,395           24,070
 (Gain) loss on sale of assets and investments, net                           (51,455)          16,526
                                                                          -----------      -----------
                                                                            7,789,141        7,565,682
                                                                          -----------      -----------

Loss from continuing operations before income taxes                          (387,934)        (684,027)

INCOME TAX EXPENSE                                                              2,500          144,382
                                                                          -----------      -----------

Loss from continuing operations before extraordinary item                    (390,434)        (828,409)

DISCONTINUED OPERATIONS:
    Income from discontinued operations (net of income tax expense
    of $13,846)                                                                  --             11,335
    Estimated loss on disposal of the PBM segment (net of income tax
    benefit of $734)                                                             --           (334,763)
                                                                          -----------      -----------
 Net loss before extraordinary item                                          (390,434)      (1,151,837)

EXTRAORDINARY ITEM, loss on early extinguishment of debt (net of
income taxes of $0)                                                           (66,589)            --
                                                                          -----------      -----------
NET LOSS                                                                  $  (457,023)     $(1,151,837)
                                                                          ===========      ===========

    BASIC AND DILUTED (LOSS) PER SHARE:
    Loss from continuing operations                                       $     (0.95)     $     (3.48)
    Loss from discontinued operations                                            --              (1.12)
    Loss from extraordinary item                                                (0.15)            --
                                                                          -----------      -----------
    Net loss per share                                                    $     (1.10)     $     (4.60)
                                                                          ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                      RITE AID CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             For the Twenty-Six Week Period Ended September 1, 2001
                  (Dollars and share information in thousands)
                                   (unaudited)

                                                                                      Stock-Based  Accumulated
                     Preferred Stock        Common Stock    Additional                   and           Other
                 -------------------  --------------------    Paid-in     Accumulated   Deferred   Comprehensive
                  Shares    Class B    Shares     Issued     Capital      Deficit     Compensation Income/(Loss)      Total
                 ---------  --------  ---------  ---------  -----------  -----------  -----------  -------------    -----------
BALANCE
MARCH 3, 2001       3,340   $333,974   348,055   $348,055   $2,065,301   $(3,171,956)   $19,782      $50,409        $(354,435)

Net loss                                                                    (457,023)                                (457,023)

Other
comprehensive
loss:

Sale of
investment in
AdvancePCS                                                                                           (51,031)         (51,031)

Cash flow
hedge
transition
liability
adjustment                                                                                           (29,010)         (29,010)

Cash flow
hedge market
value
adjustment                                                                                            (2,037)          (2,037)

Elimination
of cash flow
hedge
accounting                                                                                            31,047           31,047
                                                                                                                    -----------

Comprehensive
loss                                                                                                                 (508,054)

Bond
conversions                             86,386     86,386      649,797                                                736,183

Issuance of
common stock                            80,083     80,083      448,321                                                528,404

Issuance of
common stock
warrants                                   982        982        8,018                                                  9,000

Preferred
stock
conversion
reset                         (5,181)                            5,181                                                    ---

Accretion of
convertible
preferred
stock                          5,181                                        (5,181)                                       ---

Deferred
compensation
plans                                       88         88          659                   38,604                        39,351

Stock options
exercised                                  374        374        1,640                                                  2,014

Stock
forfeitures                                (29)       (29)         (53)                      64                          (18)

Dividends on
preferred
stock                 133     13,368                           (13,368)                                                   ---

Increase
resulting
from sale of
stock by
equity method
investee                                                           711                                                    711
                 ---------  --------  ---------  ---------  -----------  -----------  -----------  -----------      -----------
BALANCE
SEPTEMBER 1,
2001                3,473   $347,342   515,939   $515,939   $3,166,207   $(3,634,160)   $58,450        $(622)        $453,156
                 =========  ========  =========  =========  ===========  ===========  ===========  ===========      ===========
-------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                      RITE AID CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                   Twenty-Six Week Period Ended
                                                                   ----------------------------
                                                                   September 1,       August 26,
                                                                      2001               2000
                                                                   -----------      -----------
OPERATING ACTIVITIES:
 Net loss                                                          $  (457,023)     $(1,151,837)
 Extraordinary loss                                                     66,589             --
 Income from discontinued operations                                      --            (11,335)
 Loss on disposal of discontinued operations                              --            334,763
                                                                   -----------      -----------

 Loss from continuing operations                                      (390,434)        (828,409)
 Adjustments to reconcile to net cash used in operations:
 Depreciation and amortization                                         180,176          188,601
 Store closing and impairment charges                                   21,741          104,437
 Non cash stock-charge                                                  42,247            4,481
 Interest rate swap contracts market value adjustment                   31,047             --
 Loss on debt and lease conversions and modifications, net             154,595           83,789
 (Gain) loss on sale of assets and investments, net                    (51,455)          16,526
 Changes in operating assets and liabilities                           (36,238)        (131,460)
                                                                   -----------      -----------

NET CASH USED IN CONTINUING OPERATIONS                                 (48,321)        (562,035)
                                                                   -----------      -----------

NET CASH USED IN DISCONTINUED OPERATIONS                                  --             (9,799)
                                                                   -----------      -----------

INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment                       (127,300)         (59,930)
 Proceeds from the repayment/sale of AdvancePCS securities             484,214             --
 Intangible assets acquired                                             (4,900)          (3,300)
 Proceeds from dispositions                                             12,684           43,000
                                                                   -----------      -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    364,698          (20,230)
                                                                   -----------      -----------

FINANCING ACTIVITIES:
 Principal payments on long-term debt                               (2,134,435)      (1,440,793)
 Proceeds from the issuance of the senior credit facility            1,378,462             --
 Net (payments) of commercial paper borrowings                            --           (192,000)
 Deferred financing costs paid                                         (73,972)         (64,544)
 Net proceeds from bank loans                                             --          2,181,724
 Proceeds from issuance of stock                                       530,418             --
 Other financing activities, net                                          --                215
                                                                   -----------      -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (299,527)         484,602
                                                                   -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        16,850         (107,462)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        92,290          179,757
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   109,140      $    72,295
                                                                   ===========      ===========


SUPPLEMENTARY CASH FLOW DATA:
Cash paid:
  Interest (net of capitalized amounts of $0 and $671)             $   250,070      $   280,293
                                                                   ===========      ===========
  Income tax refunds (payments)                                    $    (7,675)     $    86,767
                                                                   ===========      ===========

Non-cash investing and financing activities:
 Conversion of debt to common stock                                $   588,711      $   462,610
                                                                   ===========      ===========
 Conversion of debt to debt                                        $   152,025      $   411,442
                                                                   ===========      ===========
 Components of conversion of leases from capital to operating:
       Reduction in leased assets, net                             $   704,191             --
                                                                   ===========      ===========
       Reduction in lease financing obligations                    $   850,792             --
                                                                   ===========      ===========
       Increase in deferred gain                                   $   168,483             --
                                                                   ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Thirteen and Twenty-Six Week
              Periods Ended September 1, 2001, and August 26, 2000
     (Dollars and share information in thousands, except per share amounts)
                                   (unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended September 1, 2001 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's fiscal 2001 Annual Report on Form 10-K filed with the SEC.

         Certain reclassifications have been made to prior years' amounts to conform to current year classifications.

2. Loss Per Share

         Following is a summary of the components of the numerator and denominator of the basic loss per share computation:



                                                            Thirteen Week Period Ended       Twenty-Six Week Period Ended
                                                         --------------------------------    -----------------------------
                                                         September 1,        August 26,       September 1,   August 26,
                                                             2001               2000              2001         2000
                                                         --------------     -------------    -------------  --------------
Numerator for earnings per share:
    Loss from continuing operations                      $  (179,332)     $  (425,033)     $  (390,434)     $  (828,409)
    Preferred stock beneficial conversion
    and reset                                                 (5,181)        (160,915)          (5,181)        (160,915)
    Cumulative preferred stock dividends                      (6,688)          (6,442)         (13,368)         (12,403)
                                                         -----------      -----------      -----------      -----------

    Net loss from continuing operations
    attributable to common stockholders                     (191,201)        (592,390)        (408,983)      (1,001,727)
    Total loss from discontinued operations
                                                                 ---          (31,433)             ---         (323,428)
    Extraordinary item, loss on early
    extinguishment of debt                                   (66,589)             ---          (66,589)             ---
                                                         -----------      -----------      -----------      -----------

    Net loss attributable to common
    stockholders                                         $  (257,790)     $  (623,823)     $  (475,572)     $(1,325,155)
                                                         ===========      ===========      ===========      ===========

Denominator:
    Basic weighted average shares                            477,464          316,111          432,390          288,093
                                                         ===========      ===========      ===========      ===========

         Fully diluted loss per share is not presented as the Company incurred losses for the thirteen and twenty-six week periods ended September 1, 2001 and August 26, 2000 and the amount would be antidilutive. At September 1, 2001, an aggregate of 147,268 potential common shares related to stock options, convertible notes, preferred stock, warrants and shares committed to be issued in connection with the settlement of certain litigation, have been excluded from the computation of diluted earnings per share.

3. Business Segments

         The Company operated in a single business segment during the twenty-six week period ended September 1, 2001, the Retail Drug segment. This segment consists of the operation of retail drugstores across the United States. The drugstores' primary business is pharmacy services, with prescription drugs accounting for approximately 61.3% percent and 59.6% percent of total segment sales for the twenty-six week periods ended September 1, 2001 and August 26, 2000, respectively. In addition, the Company's drugstores offer a full selection of health and personal care products, seasonal merchandise and a large private label product line.

         The Company operated in two business segments in the twenty-six week period ended August 26, 2000, the Retail Drug segment and the PBM segment. Through its PBM segment, which consisted primarily of PCS Health Systems, Inc. ("PCS"), the Company offered pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and other managed health care services to employers, health plans and their members and government-sponsored employee benefit programs. The Company has sold its PBM segment to Advance Paradigm Inc. (now known as "AdvancePCS"). As a result, the PBM segment has been reclassified and is accounted for as a discontinued operation in the accompanying financial statements. The Company's continuing operations consist solely of the Retail Drug segment.

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

         PCS is reported as a discontinued operation for the thirteen and twenty-six week periods ended August 26, 2000, and the operating results of PCS are reflected separately from the results of continuing operations.

         As a result of the sale, the Company recorded an increase to the tax valuation allowance and income tax expense of $146,917 in the twenty-six week period ended August 26, 2000.

5. Store Closing and Impairment Charges

         Store closing and impairment charges (credits) consist of:

                                              Thirteen Week Period Ended             Twenty-six Week Period Ended
                                           ----------------------------------     -----------------------------------
                                            September 1,         August 26,        September 1,         August 26,
                                                2001                2000               2001                2000
                                           ---------------      -------------     ----------------     --------------
Impairment charges                         $      8,690         $     17,922      $     16,583         $     25,824
Store and equipment lease exit charges
(credits)                                        13,415               (6,875)            4,847                1,368
Impairment of other assets                          ---               77,245               311               77,245
                                           ---------------      -------------     ----------------     --------------

                                           $     22,105         $     88,292      $     21,741         $    104,437
                                           ===============      =============     ================     ==============

 Impairment Charges

         Impairment charges include non-cash charges of $4,490 and $17,922 for the thirteen week periods ended September 1, 2001 and August 26, 2000, respectively, for the impairment of long-lived assets (including allocable goodwill) at 13 and 60 stores, respectively. Impairment charges include non-cash charges of $12,383 and $25,824 for the twenty-six week periods ended September 1, 2001 and August 26, 2000, respectively, for the impairment of long-lived assets (including allocable goodwill) at 30 and 102 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store. Also included in impairment charges for the thirteen and twenty-six weeks ended September 1, 2001 are approximately $4,200 of costs related to software.

         The Company has an investment in the common stock of drugstore.com, which is accounted for under the equity method. The initial investment was valued based upon the initial public offering price of drugstore.com. During the thirteen week period ended August 26, 2000, the Company recorded an impairment of its investment in drugstore.com's stock of $77,245 that the Company believes to be other-than-temporary.


     Store and Equipment Lease Exit Costs.

         Costs incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions at each interim period and adjusts the liability accordingly. During the thirteen week periods ended September 1, 2001 and August 26, 2000 the Company recorded a provision for 26 and 16 stores, respectively, that were designated for closure. During the twenty-six week periods ended September 1, 2001 and August 26, 2000, the Company recorded a provision for 33 and 34 stores, respectively, that were designated for closure. Also included in this line are charges of approximately $1,300 incurred in the thirteen weeks ended September 1, 2001, related to the early termination of an equipment lease.


         The reserve for store and equipment lease exit costs includes the following activity:

                                                 Thirteen Week Period Ended          Twenty-six Week Period Ended
                                               --------------------------------    ----------------------------------
                                               September 1,        August 26,       September 1,        August 26,
                                                   2001               2000              2001               2000
                                               --------------     -------------    ----------------    --------------
Balance --- beginning of period                $    216,961       $    213,706     $    233,008        $    212,812
    Provision for present value of
    noncancellable lease payments of
    stores designated to be closed                   18,474              8,952           21,565              28,309
    Changes in assumptions about future
    sublease income, terminations, and
    changes in interest rates                        (1,949)           (12,843)         (10,093)            (19,609)
    Reversals of reserves for stores that
    management has determined
    will remain open                                 (3,110)            (2,984)          (6,625)             (7,332)
    Interest accretion                                2,350              3,021            4,683               5,724
    Cash payments, net of sublease income           (12,901)            (9,795)         (22,713)            (19,847)
                                               --------------     -------------    ----------------    --------------

Balance --- end of period                      $    219,825       $    200,057     $    219,825        $    200,057
                                               ==============     =============    ================    ==============


6. Indebtedness, Credit Agreements and Lease Financing Obligations

         Following is a summary of indebtedness and lease financing obligations at September 1, 2001 and March 3, 2001:

                                                                    September 1, 2001           March 3, 2001
                                                                ---------------------------------------------------
Secured Debt:
 Senior secured credit facility ("SCF")                            $          1,378,462    $                   ---
 Senior facility                                                                    ---                    682,000
 Revolving Credit Facility due 2002 ("RCF")                                         ---                    730,268
 Term loan due 2002 ("PCS")                                                         ---                    591,391
 Exchange debt                                                                      ---                    216,126
 10.5% senior secured notes due 2002                                             21,879                    467,500
 12.5% senior secured notes due 2006                                            143,311                        ---
 Other                                                                           11,977                     12,447
                                                                   ---------------------   ------------------------
                                                                              1,555,629                  2,699,732

Lease Financing Obligations                                                     224,180                  1,100,000

Unsecured Debt:
 6.7% notes due 2001                                                              7,342                      7,342
 5.25% convertible subordinated notes due 2002                                  152,010                    357,324
 6.0% dealer remarketable securities due 2003                                   107,765                    187,650
 6.0% fixed-rate senior notes due 2005                                          194,500                    194,500
 7.625% senior notes due 2005                                                   198,000                    198,000
 7.125% notes due 2007                                                          350,000                    350,000
 6.125% fixed-rate senior notes due 2008                                        150,000                    150,000
 11.25% notes due 2008                                                          150,000                        ---
 6.875% senior debentures due 2013                                              200,000                    200,000
 7.7% notes due 2027                                                            300,000                    300,000
 6.875% fixed-rate senior notes due 2028                                        150,000                    150,000
                                                                   ---------------------   ------------------------
                                                                              1,959,617                  2,094,816
                                                                   ---------------------   ------------------------

Total debt                                                                    3,739,426                  5,894,548

Short-term debt, current maturities  of long-term debt and
lease financing obligations                                                    (32,706)                   (36,956)
                                                                   ---------------------   ------------------------

Long-term debt and lease financing obligations, less current
maturities                                                         $          3,706,720    $             5,857,592
                                                                   =====================   ========================


         On June 27, 2001, the Company completed a major financial restructuring that extended the maturity dates of the majority of its debt to 2005 or beyond, provided additional equity and converted a portion of its debt to equity. These transactions are described below:

         New Senior Secured Credit Facility: The Company entered into a new $1,900,000 senior secured credit facility with a syndicate of banks led by Citicorp USA, Inc. as senior agent. The new facility matures on June 27, 2005 unless more than $20,000 of the 7.625% senior notes due April 15, 2005 are outstanding on December 31, 2004, in which event the maturity date is March 15, 2005. The new facility consists of a $1,400,000 term loan facility and a $500,000 revolving credit facility. The term loan was used to repay the outstanding balances of the old senior facility, PCS facility, RCF facility, the Exchange Debt and all but $21,879 of the 10.5% senior secured notes due September 2002. The revolving facility is available for working capital requirements, capital expenditures and general corporate purposes. Borrowings under the facilities generally bear interest either at LIBOR plus 3.5%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.5%. The Company is required to pay fees of 0.50% per annum on the daily unused amount of the revolving facility. Amortization payments of $5,000 related to the term loan begin March 2, 2002, increasing to $7,500 for the quarters ending May 31, 2002 through August 31, 2003 and $15,000 for the quarters ending November 30, 2003 through February 26, 2005.

         Substantially all of Rite Aid Corporation's wholly owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on the inventory, accounts receivable, prescription files, intellectual property and some real estate assets of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends and other payments from its subsidiaries to service payments due under the senior secured credit facility. Rite Aid Corporation's obligations under the senior secured credit facility are unsecured.

         The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions.

         The senior secured credit facility has been amended to allow the Company, at its option, to issue up to $643,000 of unsecured debt that is not guaranteed by any subsidiaries of the Company, reduced by the following debt to the extent incurred: (i) $150,000 of financing transactions of existing owned real estate; (ii) $393,000 of additional debt secured by the facility's collateral on a second priority basis; and (iii) $100,000 of financing transactions for property or assets acquired after June 27, 2001. The $643,000 of permitted debt, whether secured or unsecured, is reduced by the aggregate outstanding, undefeased balances of the 5.25% convertible subordinated notes and the 6.0% dealer remarketable securities.

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

         The Company's ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. At September 1, 2001, the term loan was fully drawn except for $21,538, which is available and may be drawn to pay the remaining outstanding 10.5% senior secured notes when they mature on September 15, 2002. At September 1, 2001, the Company had no outstanding draws on the revolving credit facility and the Company had additional available borrowing capacity of $423,898, net of outstanding letters of credit of $76,102.

         High Yield Notes: The Company issued $150,000 of 11.25% senior notes due July 2008 in a private placement offering. These notes are unsecured and subordinate to the secured debt of the Company. Among the transactions permitted by the 11.25% senior notes to increase debt are transactions to finance existing owned real estate not to exceed an aggregate $150,000 and $400,000 of other debt. The 11.25% senior notes also allow for the senior secured credit facility to be increased up to $2,500,000.

         Debt for Debt Exchange: The Company exchanged $152,025 of its existing 10.5% senior secured notes due 2002 for an equal amount of 12.5% senior notes due September 2006. In addition, holders of these notes received warrants to purchase 3,000 shares of Company common stock at $6.00 per share. On June 29, 2001, the warrant holders exercised these warrants, on a cashless basis, and as a result approximately 982 shares of common stock were issued.

         Tender Offer: On May 24, 2001, the Company commenced a tender offer for the 10.50% senior secured notes due 2002 at a price of 103.25% of the principal amount of the notes. The tender offer was closed on June 27,

2001, at which time $174,462 principal amount of the notes was tendered. The Company incurred a tender offer premium of $5,670 as a result of the transaction, which is included as a component of the extraordinary loss. The Company used proceeds from the new senior secured credit facility to pay for the notes tendered.

         Debt for Equity Exchanges and Sales of Capital Stock: The Company has completed the following debt for equity exchanges during the twenty-six weeks ended September 1, 2001.

Debt Exchanged                                         Carrying        Common        Additional
                                                       Amount           Stock          Paid-In
                                                      Exchanged                        Capital
                                                 ------------------------------------------------
PCS facility                                        $      14,478    $     1,769     $    13,867
RCF facility                                              169,906         26,370         158,388
5.25% convertible subordinated notes                      205,308         29,750         307,686
6.00% dealer remarketable securities                       79,885         12,382          55,633
10.50% notes due 2002                                     119,134         16,115         114,223
                                                    --------------   ------------    ------------
                                                    $     588,711    $    86,386     $   649,797
                                                    ==============   ============    ============

         In addition to the debt for equity exchange transactions listed above, the Company sold approximately 80,083 shares of its common stock for net proceeds of $528,404, which resulted in an increase to common stock of $80,083, and additional paid in capital of $448,321.

         The Company issued approximately 2,122 shares of its Series C Convertible Preferred Stock in connection with the debt for equity exchanges. The Series C Convertible Preferred Stock was converted into 21,217 shares of common stock on July 30, 2001, at which time the Series C Convertible Preferred Stock was retired.

         As a result of the above exchanges, the Company recognized an aggregate loss of $151,907 for the twenty-six week period ended September 1, 2001. The amount of this loss related to the exchange of debt convertible into the Company's common stock is $132,713, and is classified as a component of operations. The remaining loss of $19,194 is classified as a component of the extraordinary loss.

         Lease Obligations: The Company surrendered certain renewal options contained in certain real estate leases on property previously sold and leased back to the Company and as a result these leases were afforded sale and leaseback accounting treatment and, accordingly have been reclassified as operating leases. This action resulted in a reduction of outstanding capital lease obligations of $850,792. Accordingly, the Company recognized a loss of $21,882 in the thirteen weeks ended September 1, 2001, and recorded a net deferred gain of $168,483, which will be amortized over the remaining noncancellable lease terms. In addition, the Company repaid certain obligations totaling $16,467 related to leasehold improvements.

         Synthetic Leases: The Company terminated existing synthetic lease agreements for certain land, buildings, equipment and aircraft, which were accounted for as operating leases. A wholly owned subsidiary of the Company purchased the equipment for $82,604, and is leasing the land, buildings and aircraft from different parties. The obligations under the new synthetic lease for the land and buildings are secured by a first priority lien on the equipment at the leased buildings owned by the Company's subsidiary. The Company has guaranteed certain of the obligations of the subsidiary. The Company accounted for these new leases as operating leases.

         Guarantees: Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured primarily by a first priority lien on the inventory, accounts receivable, prescription files, intellectual property and some real estate assets of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends and other payments from its subsidiaries to service payments due under the senior secured credit facility. Rite Aid Corporation's obligations under the senior secured credit facility are unsecured. The $21,879 aggregate principal amount of outstanding 10.5% senior secured notes are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are secured on a shared first priority basis with the new credit facility. The 12.5% senior secured notes due 2006 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, and are secured on a second priority basis by the same collateral as the new senior secured credit facility.

         Interest Rate Swap Contracts: In June 2000, the Company entered into an interest rate swap contract that fixes the LIBOR component of $500,000 of the Company's variable rate debt at 7.083% for a two-year period. In July 2000, the Company entered into an additional interest rate swap that fixes the LIBOR component of an additional $500,000 of variable rate debt at 6.946% for a two-year period.

         On March 4, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. In connection with the adoption of the new statement, the Company recorded $29,010 in Other Comprehensive Income ("OCI") as a cumulative change in accounting for derivatives designated as cash flow type hedges prior to adopting SFAS 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt. These interest rate swap agreements were accounted for as cash flow hedges upon the initial adoption of SFAS 133.

         As a result of the June 27, 2001 refinancing, the Company's interest rate swaps no longer qualify for hedge accounting treatment and therefore, the changes in fair value of these interest rate swap contracts is required to be recorded as a component of net loss. For the thirteen week period ended September 1, 2001, the Company has recognized a charge of $31,047 representing the amount that the Company would have to pay the counter party to terminate these contracts.

         Other: As a result of the above transactions, the Company has recorded in the thirteen week period ended September 1, 2001 an extraordinary loss on early extinguishment of debt of $66,589 (including $40,735 of deferred debt issue costs written-off), loss on debt and lease conversions and modifications of $21,882, a charge of $31,047 related to interest rate swap contracts and deferred debt issue costs of $73,972.

         In March 2001, the Company sold its investment in AdvancePCS. Proceeds received from the sale were used to pay down $437,508 of borrowings under the PCS loan, and $46,596 of borrowings under the Exchange Debt.

         The aggregate annual principal payments of long-term debt and capital lease obligations for the five succeeding fiscal years are as follows: 2002, $11,838; 2003, $223,847; 2004, $166,248; 2005, $84,903; 2006, $1,653,557 and
$1,599,033 in 2007 and thereafter.

7. Stockholders' Equity (Deficit)

         On June 27, 2001, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $1.00 par value, from 600,000 to 1,000,000.

         During the twenty-six week period ended September 1, 2001, the Company issued, as a dividend, 133 shares of 8% Series B cumulative pay-in-kind preferred ("Series B preferred stock") at $100 per share, which is the liquidation preference. The Series B Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $5.50 per share.

         On October 3, 2001, the Company agreed to exchange all outstanding shares of Series B preferred stock for an equal number of shares of 8% Series D cumulative pay-in-kind preferred stock ("Series D preferred stock"). The Series D preferred stock differs from the Series B preferred stock only in that the consent of holders of the Series D preferred stock is not required in order for the Company to issue shares of the Company's capital stock that are on parity with the Series D preferred stock with respect to dividends and distributions upon liquidation, distribution or winding up.

         In November 2000, the Company reduced the exercise price of approximately 16,684 stock options issued after December 4, 1999 to $2.75 per share, which represents the fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognizes compensation expense for these options using variable plan accounting. Under variable plan accounting, the Company recognizes compensation expense over the option vesting period. In addition, subsequent changes in the market value of the Company's common stock during the option period, or until exercised, will generate changes in the compensation expense recognized on the repriced options. The Company recognized expense (reduction of expense) of $(2,750) and 37,129 during the thirteen and twenty-six week periods ended September 1, 2001, respectively, related to the repriced options.

         As of September 1, 2001, the stock-based and deferred compensation component of stockholders' equity is comprised of $70,873 related to the repriced options offset by $12,423 of deferred compensation.

         On June 15, 2001, in connection with the granting of certain restricted shares of common stock, the Company issued approximately $5,500 of loans to plan participants, including officers, in order to cover the participants' federal and state withholding taxes. The loans bear interest at 4.25% per annum and are due and payable upon the earlier of June 15, 2002 or the date the participant sells the underlying shares of common stock.

8. Commitments and Contingencies

         The Company is party to numerous legal proceedings, as described below.

 Federal investigations

         There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving the Company's financial reporting and other matters. Management is cooperating fully with the SEC and the United States Attorney. Settlement discussions have begun with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against the Company if the Company enters into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

         The U.S. Department of Labor has commenced an investigation of matters relating to the Company's employee benefit plans, including the Company's principal 401(k) plan, which permitted employees to purchase the Company's common stock. Purchases of the Company's common stock under the plan were suspended in October 1999. In January 2001, the Company appointed an independent trustee to represent the interests of these plans in relation to the Company and to investigate possible claims the plans may have against the Company. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against the Company. The investigations, with which the Company is cooperating fully, are ongoing and the Company cannot predict their outcomes. In addition, a purported class action lawsuit on behalf of the plans and their participants has been filed by a participant in the plans in the United States District Court for the Eastern District of Pennsylvania.

         These investigations and settlement discussions are ongoing and the Company cannot predict their outcomes. If the Company were convicted of any crime, certain licenses and government contracts such as Medicaid plan reimbursement agreements that are material to operations may be revoked, which would have a material adverse effect on the Company's results of operations, financial condition or cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against the Company, including a settlement, could also have a material adverse effect on the Company's results of operations, financial condition or cash flows.

 Stockholder litigation

         The Company, certain directors, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased the Company's securities on the open market between May 2, 1997 and November 10, 1999. Most of the complaints asserted claims under Sections 10 and 20 of the Securities Exchange Act of 1934, based upon the allegation that the Company's financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented the Company's financial position and results of operation for those periods. All of these cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, the Company announced that it had reached an agreement to settle the consolidated securities class action lawsuits pending there and in the Delaware Court of Chancery. Under the agreement, the Company will pay $45,000 in cash, which will be fully funded by the Company's officers' and directors' liability insurance, and issue shares of common stock in 2002. The shares will be valued over a 10 day trading period in January 2002. If the value determined is at least $7.75 per share, the Company will issue 20,000 shares. If the value determined is less than $7.75 per share, the Company has the option to deliver any combination of common stock, cash and short-term notes, with a total value of $155,000. As additional consideration for the settlement, the Company has assigned to the plaintiffs all of the Company's claims against the above named executives and KPMG LLP. On August 16, 2001, the district court approved the settlement. Certain of the nonsettling defendants have appealed the order. The Company cannot predict the outcome of that appeal. If the settlement does not become final, this litigation could result in a material adverse effect on the Company's results of operations, financial condition or cash flows. Several members of the class have elected to "opt-out" of the class and, as a result, approval of the settlement becomes final and they will be free to individually pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

         A purported class action has been instituted by a stockholder against the Company in Delaware state court on behalf of stockholders who purchased shares of the Company's common stock prior to May 2, 1997, and who continued to hold them after November 10, 1999, alleging claims similar to the claims alleged in the consolidated securities class action lawsuits described above. The amount of damages sought was not specified and may be material. The Company has filed a motion to dismiss this claim which is pending before the court. These claims are ongoing and the Company cannot predict their outcome. An unfavorable outcome could result in a material adverse effect on the Company's results of operations, financial condition or cash flows.

 Drug pricing and reimbursement matters

         On October 5, 2000, the Company settled, for an immaterial amount, and without admitting any violation of the law, the lawsuit filed by the Florida Attorney General alleging that the Company's non-uniform pricing policy for cash prescription purchases was unlawful under Florida law. The filing of the complaint by the Florida Attorney General, and the Company's press release issued in conjunction therewith, precipitated an investigation by the New Jersey Attorney General which is ongoing and the filing of a purported federal class action in California and several purported state class actions, all of which (other than one pending in New York that was filed on October 5, 1999) have been dismissed. A motion to dismiss the action in New York is currently pending. On May 30, 2001, a complaint filed in New Jersey in which the plaintiff made a similar allegation and which the trial court dismissed for failing to state a claim upon which relief could be based was reinstated by the appellate court. Management believes that the remaining lawsuits are without merit under applicable state consumer protection laws. As a result, the Company intends to continue to vigorously defend against them and does not anticipate that if fully adjudicated, they will result in an award of damages. However, such outcomes cannot be assured and a ruling against the Company could have a material adverse effect on the results of operations, financial position or cash flows of the Company.

         The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the Department of Justice. Management believes that these investigations are similar to investigations, which were, and are being, undertaken with respect to the practices of others in the retail drug industry. Management also believes that the Company's existing policies and procedures fully comply with the requirements of applicable law. An individual acting on behalf of the United States of America has filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The Department of Justice has advised the court that it intends to join this lawsuit, as is its right under the law; its investigation is continuing. The Company has filed a motion to dismiss the complaint for failure to state a claim. The Company has reached a preliminary agreement to settle these investigations and the lawsuit by the private individual and recorded a charge in the thirteen weeks ended September 1, 2001 for $7,100. These claims are ongoing and if the preliminary settlement is not finalized, the Company cannot predict their outcome. If any of these cases result in a substantial monetary judgement against the Company, the Company's results of operations, financial position or cash flows could be materially adversely affected.

 Store Management Overtime Litigation

         The Company is a defendant in a class action pending in the California Superior Court in San Diego with three subclasses, comprised of its California store managers, assistant managers and managers-in-training. The plaintiffs seek back pay for overtime not paid to them and injunctive relief to require the Company to treat its store management as non-exempt. They allege that the Company decided to minimize labor costs by causing managers, assistant managers and managers-in-training to perform the duties and functions of associates for in excess of forty hours per week without paying them overtime. Management believes that in-store management were and are properly classified as exempt from the overtime provisions of California law. On May 21, 2001, the Company entered into a Memorandum of Agreement with the plaintiffs under which, subject to approval of the court, the Company will settle this lawsuit for a maximum of $25,000, for which a charge was recorded in fiscal 2000. The settlement amount is payable in four equal installments of 25%, the first of which is payable upon final court approval of the settlement and the balance is payable 6, 12 and 18 months thereafter. On June 1, 2001 the court entered an order granting preliminary approval of the settlement and authorizing notice to the class.

 Other

         The Company, together with a significant number of major U.S. retailers, have been sued by the Lemelson Foundation in a complaint which alleges that portions of the technology included in the Company's point-of-sale system infringe upon a patent held by the plaintiffs. The amount of damages sought is unspecified and may be material. The Company cannot predict the outcome of this litigation or whether it could result in a material adverse effect on the Company's results of operations, financial condition or cash flows.

         The Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of the Company's management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on the Company's results of operations, financial condition or cash flows if decided adversely.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Our long term operating strategy is to focus on improving the productivity of our existing store base. We believe that improving the sales of our existing stores is important to improving our future profitability and cash flow. We also believe that the substantial investment made in our store base has given us one of the most modern store bases in the industry. However, our store base has not yet achieved the level of sales productivity that our major competitors achieve. We intend to improve the performance of our existing stores by continuing to (i) capitalize on the substantial investment in our stores and distribution facilities; (ii) enhance our customer and employee relationships; and (iii) improve the product offerings in our stores. Moreover, it is estimated that pharmacy sales in the United States will increase more than 75% over the next five years. This anticipated growth is expected to be fueled by the "baby boom" generation entering their 50's, the increasing life expectancy of the American population, the introduction of several new successful drugs and inflation. We believe that this growth will help increase the sales productivity of our existing store base.

         We have initiated various programs that are designed to improve our image with customers. These include our weekly distribution of a nationwide advertising circular to announce vendor promotions, weekly sales items and, in our expanded test markets, our customer reward program, "Rite Rewards." We have also initiated programs that are specifically directed to our pharmacy business. These include reduced cash prices and an increased focus on attracting and retaining managed care customers. Through the use of technology and attention to customers' needs and preferences, we are increasing our efforts to identify inventory and product categories that will enable us to offer more personalized products and services to our customers. We continue to develop and implement employee training programs to improve customer service and educate our employees about the products we offer. We are also developing employee programs that create compensatory and other incentives for employees to provide customers with quality service, to promote our private label brands and to improve our corporate culture. We have also initiated a television advertising campaign.

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

         Management believes that the following matters should be considered in connection with the discussion of results of operations and financial condition:

         Recent Actions. On June 27, 2001 we completed a major refinancing that extended the maturity dates of the majority of our debt to 2005 or beyond, provided additional equity, converted a portion of our debt for equity and reclassified capital leases to operating leases. See "Liquidity and Capital Resources - Refinancing" for further details.

         Maturing Store Base. Since the beginning of fiscal 1997, we built 469 new stores, relocated 952 stores, remodeled 435 stores and closed 1,196 stores. These new, relocated and remodeled stores represent approximately 50% of our total stores at September 1, 2001. The new and relocated stores opened in recent years are generally larger, free standing stores with higher operating expenses than our older stores. New stores generally do not become profitable until a critical mass of customers is developed. Relocated stores also must attract additional customers to achieve comparable profitability to the store that was replaced. We believe that the period of time required for a new store to achieve profitable operations is generally two to four years. This period can vary significantly based on the location of a particular store and on other factors, including the investments made in purchasing prescription files for the location and advertising. Our recent liquidity constraints have limited our ability to purchase prescription files and make other investments to promote the development of our new and relocated stores. We believe that our relatively high percentage of new and relocated stores is a significant factor in recent operating results. However, we believe that as these newer stores mature they should gain the critical mass of customers needed for profitable operations. This continuing maturation should positively affect the Company's operating performance in future periods. If we are not able to improve the performance of these new and relocated stores it will adversely affect our ability to restore the profitability of our operations.

         Substantial Investigation Expenses. We continue to incur substantial expenses in connection with the process of defending us against various shareholder actions and cooperation with the U.S. Attorney's Office in its investigations. We incurred $9.0 million in the twenty-six week period ended September 1, 2001 and we expect to incur an additional $3.0 million to $8.0 million over the remainder of fiscal 2002. We expect to continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which we are subject.

         Dilutive Equity Issuances. At September 1, 2001, 515.9 million shares of common stock were outstanding and additional 147.3 million shares of common stock were issuable related to outstanding stock options, convertible notes, preferred stock, warrants and shares committed to be issued in connection with the settlement of certain litigation. During the first and second quarters, we issued 86.4 million shares of common stock in exchange for $588.7 million of indebtedness. Certain transactions completed as part of our June 27, 2001 refinancing have further diluted the existing share base. See "Liquidity and Capital Resources - Refinancing" for further details.

         In light of our substantial leverage and liquidity constraints, we will continue to consider opportunities to use our equity securities to discharge debt or other obligations that may arise. Such issuances may have a dilutive effect on the outstanding shares of common stock.

         Accounting Systems. Following its review of our books and records in connection with our fiscal 2000 audit, management concluded that further steps were needed to establish and maintain the adequacy of our internal accounting systems and controls. In connection with the audit of our financial statements, Deloitte & Touche LLP advised us that it believed there were numerous "reportable conditions" under the standards established by the American Institute of Certified Public Accountants which relate to our accounting systems and controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. We are further developing and implementing comprehensive, adequate and reliable accounting systems and controls which address the reportable conditions identified by Deloitte & Touche LLP.

         Working Capital. We generally finance our inventory and capital expenditure requirements with internally generated funds and borrowings. We expect to use borrowings to finance inventories and to support our continued growth. Over 75% of our front-end sales are in cash. Third-party insurance programs, which typically settle in fewer than 30 days, accounted for 91.9% of our pharmacy sales in the twenty-six week period ended September 1, 2001.

         Seasonality. We experience seasonal fluctuations in our results of operations in the fourth quarter as the result of the seasonal nature of Christmas and the flu season. We tailor certain front-end merchandise to capitalize on holidays and seasons.

Results of Operations

Revenues and Other Operating Data

                                                 Thirteen Week Period Ended          Twenty-six Week Period Ended
                                               --------------------------------    ----------------------------------
                                               September 1,        August 26,       September 1,        August 26,
                                                   2001               2000              2001               2000
                                               --------------     -------------    ----------------    --------------
Revenues                                       $    3,691,074     $  3,439,469     $    7,401,207      $  6,881,655
Revenues growth                                         7.3%              7.4%               7.5%              4.9%
Same store sales growth                                 8.9%              9.9%               9.1%              8.0%
Pharmacy sales growth                                   9.8%              8.5%              10.2%              7.8%
Same store pharmacy sales growth                       11.7%             10.9%              11.8%             10.3%
Pharmacy as a % of total sales                         61.0%             59.0%              61.3%             59.6%
Third party sales as a % of total pharmacy
sales                                                  92.0%             90.0%              91.9%             89.8%
Front-end sales growth                                  3.0%              5.5%               3.2%              2.0%
Same store front end sales growth                       4.8%              8.5%               5.0%              4.8%
Front end sales as a % of total sales                  39.0%             41.0%              38.7%             40.4%
Store data:
Total stores (beginning of period)                    3,631              3,779            3,648               3,802
New stores                                              ---                  1                3                   5
Closed stores                                           (37)               (13)             (57)                (40)
Store acquisitions, net                                 ---                 --              ---                  --
Total stores (end of period)                          3,594              3,767            3,594               3,767
Relocated stores                                          4                 19                8                  43

 Revenues

         The 7.3% and 7.5% growth in revenues for the thirteen and twenty-six week periods ended September 1, 2001 were driven by front end sales growth of 3.0% and 3.2%, respectively and pharmacy sales growth of 9.8% and 10.2%, respectively. Same store sales growth for the thirteen and twenty-six week periods ended September 1, 2001 was 8.9% and 9.1%, respectively. As the prior fiscal year was a 53 week year, same store sales for the thirteen and twenty-six week periods ended September 1, 2001 are calculated by comparing that period with the thirteen and twenty-six week periods ended September 2, 2000.

         For the thirteen and twenty-six week periods ended September 1, 2001, pharmacy sales led revenues growth with same-store sales increases of 11.7% and 11.8%, respectively. Pharmacy same store sales increases are due to both an increase in prescriptions filled and sales price per prescription. Also contributing to pharmacy same store sales increases is our ability to attract and retain managed care customers, our successful pilot markets for reduced cash pricing, our increased focus on pharmacy initiatives such as will call and predictive refill, and favorable industry trends. These trends include an aging American population with many "baby boomers" now in their fifties and consuming a greater number of prescription drugs. The use of pharmaceuticals as the treatment of choice for a growing number of healthcare problems and the introduction of a number of successful new prescription drugs also contributes to the growing demand for pharmaceutical products.

         Front end sales, which includes all non-prescription sales such as seasonal merchandise, convenience items and food, also had same store sales growth in the thirteen and twenty-six week periods ended September 1, 2001, increased 4.8% and 5.0%, respectively. The same store sales increase was primarily a result of increased sales volume due to lowering prices on key items, distributing a nationwide weekly advertising circular, expanding certain product categories and improving general store conditions.

Costs and Expenses

                                                 Thirteen Week Period Ended          Twenty-six Week Period Ended
                                               --------------------------------    ----------------------------------
                                               September 1,        August 26,       September 1,        August 26,
                                                   2001               2000              2001               2000
                                               --------------     -------------    ----------------    --------------
Cost of goods sold                             $  2,872,390       $  2,630,258     $  5,713,130        $  5,264,711
Gross profit                                        818,684            809,211        1,688,077           1,616,944
Gross margin                                           22.2%             23.5%             22.8%              23.5%
Selling, general and administrative
expenses                                            809,949            855,082        1,667,999           1,706,965
Selling, general and administrative
expenses as a percentage of revenues                   21.9%             24.9%             22.5%              24.8%
Goodwill amortization                                 5,280              5,627           10,623              11,701
Store closing and impairment charges
(credits)                                            22,105             88,292           21,741             104,437
Interest expense                                    102,377            182,108          231,066             353,483
Interest rate swap contracts market value
adjustment                                           31,047                ---           31,047                 ---
Loss on debt and lease conversions and
modifications, net                                   21,882             83,789          154,595              83,789
Share of loss from equity investment                  4,512             12,496           10,395              24,070
(Gain) loss on sale of assets and
investments, net                                     (1,636)             6,850          (51,455)             16,526

 Cost of Goods Sold

         Gross margin was 22.2% for the thirteen week period ended September 1, 2001 compared to 23.5% for the thirteen week period ended August 26, 2000. Gross margin was negatively impacted by the continuing trend of increased third party reimbursed prescription sales as a percent of total prescription sales, higher shrink costs, and lower cash prices on pharmacy sales. The increase in third party prescription sales had a negative impact on gross margin rates because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical, and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Third party sales as a percentage of total pharmacy sales were 92.0% for the thirteen week period ended September 1, 2001 compared to 90.0% for the thirteen week period ended August 26, 2000, respectively. Partially offsetting this trend was a reduction in losses from product returns, and better leveraging of our fixed costs resulting from our higher sales volume.

         Gross margin was 22.8% for the twenty-six week period ended September 1, 2001, compared to 23.5% for the twenty-six week period ended August 26, 2000. Gross margin was negatively impacted by the continuing trend of increased third party reimbursed prescription sales as a percent of total prescription sales, higher shrink costs, and lower cash prices on pharmacy sales. Partially offsetting this trend was a reduction in loss for product returns, an improvement in liquor margin and better leveraging of our fixed costs resulting from our higher sales volume.

         We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $15.0 and $30.0 million for the thirteen and twenty-six week periods ended September 1, 2001 versus $6.4 million and $11.6 million for the thirteen and twenty-six week periods ended August 26, 2000.

 Selling, General and Administrative Expenses

         The selling, general and administrative expense (SG&A) for the thirteen week period ended September 1, 2001 includes $5.6 million of expenses incurred in connection with our defense against shareholder actions and assisting the U.S. attorney's office in its investigation. Also included in SG&A expense for the thirteen week period ended September 1, 2001, is an expense of $7.1 million for the accrual of anticipated loss on certain legal matters. Offsetting these amounts is $.8 million of non-cash income related to variable plan accounting on certain management stock options, restricted stock grants, and stock appreciation rights, and receipt of $24.1 million for the settlement of litigation with certain drug manufacturers. Excluding these items results in an adjusted SG&A as a percentage of revenues of 22.3% for the thirteen week period ended September 1, 2001. SG&A for the thirteen week period ended August 26, 2000, includes $26.1 million of costs incurred with the restatement of our historical financial statements, offset by the receipt of $12.3 million related to the partial settlement of litigation with certain drug manufacturers. Excluding these items results in an adjusted SG&A as a percentage of revenue of 24.5% for the thirteen week period ended August 26, 2000. SG&A exclusive of these items in the thirteen week period of the current fiscal year of 22.3% compares favorably to the adjusted 24.5% of the prior year's comparable period because of decreased labor charges, decreased depreciation and amortization and store expenses resulting from a reduced store count, and better leveraging of our fixed costs resulting from our higher sales volume.

         SG&A for the twenty-six week period ended September 1, 2001 includes $9.0 million of expenses incurred in connection with our defense against shareholder actions and assisting the U.S. attorney's office in their investigation of former management. Also included in the SG&A expense for the twenty-six week period ended September 1, 2001, is a net expense of $2.9 million for the accrual of anticipated loss on certain legal matters and $42.2 million of non-cash expense related to variable plan accounting on certain management stock options, restricted stock grants and stock appreciation rights. Offsetting these amounts are receipts of $39.1 million for the settlement of litigation with certain drug manufacturers. Excluding these items, SG&A as a percentage of revenues was 22.3% for the twenty-six week period ended September 1, 2001. SG&A for the twenty-six week period ended August 26, 2000 includes $51.5 million of costs incurred with the restatement our historical financial statements, offset by a receipt of $12.3 million related to the partial settlement of litigation with certain drug manufacturers. Excluding these items results in an adjusted SG&A as a percentage of revenue of 24.2% in the twenty-six week period ended August 26, 2000. SG&A exclusive of these items in the period of the current fiscal year of 22.3% compares favorably to the adjusted 24.2% of the prior year's comparable period because of decreased labor charges, decreased depreciation and amortization and store expenses resulting from a reduced store count, and better leveraging of our fixed costs resulting from our higher sales volume.

 Store Closing and Impairment Charges

         Store closing and impairment charges (credits) consist of:

                                                 Thirteen Week Period Ended          Twenty-six Week Period Ended
                                               --------------------------------    ----------------------------------
                                               September 1,        August 26,       September 1,        August 26,
                                                   2001               2000              2001               2000
                                               --------------     -------------    ----------------    --------------
Impairment charges                             $      8,690       $     17,922     $     16,583        $     25,824
Store and equipment lease exit charges
(credits)                                            13,415             (6,875)           4,847               1,368
Impairment of other assets                              ---             77,245              311              77,245
                                               --------------     -------------    ----------------    --------------

                                               $     22,105       $     88,292     $     21,741        $    104,437
                                               ==============     =============    ================    ==============

         Impairment Charges. Impairment charges include non-cash charges of $4.5 million and $17.9 million for the thirteen week periods ended September 1, 2001 and August 26, 2000, respectively, for the impairment of long-lived assets (including allocable goodwill) at 13 and 60 stores, respectively. Impairment charges include non-cash charges of $12.4 million and $25.8 million for the twenty-six week periods ended September 1, 2001 and August 26, 2000, respectively, for the impairment of long-lived assets (including allocable goodwill) at 30 and 102 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store. Included in impairment charges for the thirteen week period ended September 1, 2001 are $4.2 million of costs related to software.

         We have an investment in the common stock of drugstore.com, which is accounted for under the equity method. The initial investment was valued based upon the initial public offering price of drugstore.com. During the thirteen week period ended August 26, 2000, we recorded a write-down of $77.2 million of our investment in drugstore.com. This write-down was based on a decline in the market price of drugstore.com's stock that we believe is other than temporary.

         Store and Equipment Lease Exit Costs. Charges incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. During the thirteen week periods ended September 1, 2001 and August 26, 2000 we recorded a provision for 26 and 16 stores, respectively, that were designated for closure. During the twenty-six week periods ended September 1, 2001 and August 26, 2000, we recorded a provision for 33 and 34 stores, respectively, that were designated for closure. Also included in this line are charges of $1.3 million incurred in the thirteen weeks ended September 1, 2001, related to the early termination of an equipment lease.


 Interest Expense

         Interest expense was $102.4 and $231.1 million for the thirteen and twenty-six week periods ended September 1, 2001, compared to $182.1 and $353.5 million in the thirteen and twenty-six week periods ended August 26, 2000. The decrease was primarily due to the reduction of debt resulting from the sale of PCS, debt for equity exchanges and the refinancing. The weighted average interest rates, excluding capital leases, on the company's indebtedness for the thirteen week periods ended September 1, 2001 and August 26, 2000 were 8.1% and 8.5%, respectively.

 Interest Rate Swap Contracts Market Value Adjustment

         We enter into interest rate swap contracts to hedge the exposure to increasing rates with respect to our variable rate debt. As a result of the June 27, 2001 refinancing, the interest rate swap contracts no longer qualify for hedge accounting treatment and therefore, the changes in fair value of these interest rate swap contracts is required to be recorded as a component of net loss. For the thirteen and twenty-six weeks ended September 1, 2001, we recognized a charge of approximately $31.0 million representing the amount we would have to pay the counter party to terminate these contracts.

 Income Taxes

         The Federal tax benefit for the thirteen and twenty-six week periods ended September 1, 2001 and August 26, 2000 is fully offset by a valuation allowance based on management's determination that, based on available evidence, it is more likely than not that certain of the deferred tax assets will not be realized. The state tax provision reflects taxable income in certain states which do not allow combined or consolidated returns which would have benefited from the groups' loss. The income tax provision for the thirteen and twenty-six week periods ended August 26, 2000 reflects the effect of the decision to sell PCS and to discontinue the operations of our PBM segment.

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

 Other Significant Charges

         The net loss from continuing operations for the thirteen week periods ended September 1, 2001 and August 26, 2000 was $179.3 million and $425.0 million, respectively. The net loss from continuing operations for the twenty-six week periods ended September 1, 2001 and August 26, 2000 was $390.4 million and $828.4 million, respectively. In addition to the matters discussed above, our results in the thirteen and twenty-six week periods ended September 1, 2001 and August 26, 2000 have been affected by other charges. In the thirteen week periods ended September 1, 2001 and August 26, 2000, we recorded pre-tax losses of $21.9 million and $83.8 million on debt and lease conversions and modifications and $4.5 million and $12.5 million representing our share of drugstore.com losses. In addition, we recorded an extraordinary loss of $66.6 million in the thirteen week period ended September 1, 2001, related to extinguishment of debt in the June 27, 2001 refinancing. In the twenty-six week periods ended September 1, 2001 and August 26, 2000, we recorded pre-tax losses of $154.6 million and $83.8 million on debt and lease conversions and modifications and losses of $10.4 million and $24.1 million representing our share of drugstore.com losses. In addition, we recorded a gain of $53.2 million in the twenty-six week period ending September 1, 2001 resulting from the sale of AdvancePCS securities.

Liquidity and Capital Resources

         We have two primary sources of liquidity: (i) cash provided by operations and (ii) the revolving credit facility under our new senior secured credit facility. We may also generate liquidity from the sale of assets, including sale-leaseback transactions, the issuance of debt and equity securities and potential additional borrowings. Among the transactions permitted by our senior secured credit facility that will allow us to generate additional liquidity are (with some limitations related to other outstanding debt): transactions to finance existing owned real estate not to exceed an aggregate $150.0 million, the issuance of $393.0 million of additional debt secured by the facility's collateral on a second priority basis and $100.0 million of financing transactions with respect to property acquired after June 27, 2001, or at our option, we are permitted to issue unsecured debt, in lieu of any of the foregoing permitted debt. Our 11.25% senior notes due July 2008 also permit $150.0 million of real estate financing plus $400.0 million of additional other debt and provides for the senior secured credit facility to be increased up to $2.5 billion. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, and to provide funds for capital expenditures.

Refinancing

         On June 27, 2001, we completed a major refinancing that extended the maturity dates of the majority of our debt to 2005 or beyond, provided additional equity, converted a portion of our debt to equity and reclassified capital leases to operating leases. The components of the refinancing are described in detail in the footnotes to the consolidated financial statements. Major components of the refinancing are summarized below:

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

         Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. At June 30, 2001, the term loan was fully drawn except for $21.9 million, which is available and may be drawn to pay for the remaining outstanding 10.5% senior secured notes when they mature on September 15, 2002. At September 1, 2001, we had $423.9 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $76.1 million.

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

         Debt for Equity Exchanges: We completed exchanges of $588.7 million of debt for 86.4 million shares of common stock.

         Sales of Common Stock: We issued 80.1 million shares of our common stock for net proceeds of $528.4 million.

         Lease Obligations: We relinquished certain renewal options which had been available under the terms of certain real estate leases on property previously sold and leased back and reclassified the related leases as operating leases thereby reducing outstanding capital lease obligations by $850.8 million.

         Impact on Results of Operations in the Second Quarter of Fiscal 2002:
As a result of the refinancing, we: i) recorded an extraordinary loss on early extinguishment of debt of $66.6 million; ii) recognized a loss of $21.9 million related to debt and lease conversions and modifications; and iii) recognized a charge of $31.0 million related to our interest rate swap agreements.

         On a prospective annual basis, the refinancing will reduce depreciation and amortization expense by approximately $4.0 million but increase rent expense by approximately $57.0 million. Interest expense is also expected to decrease due to the refinancing, the debt for equity exchanges affected prior to June 3, 2001, and the repayment of debt related to the sale of the AdvancePCS investments. Prospective annual interest expense is estimated to be $350.0 million to $370.0 million of which $300.0 million to $320.0 million is cash interest.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

 Cash Flows

         Our operating activities used $48.3 million of cash in the twenty-six week period ended September 1, 2001 and $562.0 million of cash in the twenty-six week period ended August 26, 2000. Operating cash flow was negatively impacted by $250.1 million in interest payments and increases in operating assets.

         Cash provided by investing activities was $364.7 million for the twenty-six week period ended September 1, 2001, due primarily to the sale of the securities we received in our sale of AdvancePCS. Cash used in investing activities was $20.2 million for the twenty-six week period ended August 26, 2000. Cash used for store construction and relocations amounted to $23.8 million and $31.2 million for the twenty-six week periods ended September 1, 2001 and August 26, 2000, respectively.

         Cash (used in) provided by financing activities was $(299.5) million and $484.6 million for the twenty-six week periods ended September 1, 2001 and August 26, 2000, respectively. Proceeds form the issuance of the new senior secured credit facility, issuance of common stock, and the sale of our AdvancePCS securities were all used to pay down a significant portion of our debt, which significantly impacted cash used in financing activities in the twenty-six week period ended September 1, 2001.

 Working Capital

         Working capital was $1,405.2 million at September 1, 2001, compared to $1,955.9 million at March 3, 2001. The decrease in working capital is primarily due to the sale of the securities we received in our sale of AdvancePCS, proceeds of which were used to pay down long-term debt. Net working capital was also impacted by the reclassification of the previously classified non-current portion of the liability relating to the stockholder litigation settlement as a current liability.

 Capital Expenditures

         We plan capital expenditures of approximately $120.0 million during fiscal 2002, consisting of $62.9 million related to new store construction, store relocation and other store construction projects, and an additional $57.1 million which will be dedicated to other store improvement activities and the purchase of prescription files from independent pharmacists. In addition, as part of the June 27, 2001 refinancing, we expended $82.6 million related to the termination of an operating lease and the corresponding purchase of equipment bringing our total planned capital expenditures for the year to approximately $202.6 million. We expect that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility. During the twenty-six week period ended September 1, 2001, we spent $132.2 million on capital expenditures, consisting of $23.8 million related to new store construction and relocation, $25.8 million related to other store improvement activities and the purchase of prescription files from independent pharmacists, and $82.6 million in conjunction with the refinancing.

Future Liquidity

         We are highly leveraged. Our high level of indebtedness: (a) limits our ability to obtain additional financing; (b) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (c) places us at a competitive disadvantage relative to our competitors with less debt; (d) renders us more vulnerable to general adverse economic and industry conditions; and (e) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowing under the senior secured credit facility and our other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales may require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents, if required.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating the provisions of SFAS 142 and have not adopted such provisions in our September 1, 2001 condensed consolidated financial statements.

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

         The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of September 1, 2001.

                                               Fiscal Year
                                               -----------                                                     Fair Value
                                                                                                                  at
                                     2002     2003      2004     2005       2006     Thereafter     Total     September
                                                                                                               1, 2001
                                   ---------------------------------------------------------------------------------------
                                          (dollars in thousands)
 Long-term debt, including
   current portion
 Fixed rate                          $8,245  $205,439  $146,104 $62,464   $1,267,873  $1,446,659  $3,136,784   $2,830,360
 Average Interest Rate                6.84%     6.60%    10.49%  10.56%        9.37%       7.90%
 Interest Rate Swap                     ---       ---       ---     ---          ---         ---         ---    $(31,047)
 Variable Rate                          ---                 ---     ---      378,462         ---    $378,462     $378,462
 Average Interest Rates                 ---       ---       ---     ---        7.19%         ---

         In June 2000, we refinanced certain variable and fixed-rate obligations maturing in fiscal years 2001 and 2002 and entered into an interest rate swap that fixes the LIBOR component of $500.0 million of our variable-rate debt at 7.083% for a two-year period. In July 2000, we entered into an additional interest rate swap that fixes the LIBOR component of an additional $500.0 million of variable rate debt at 6.946% for a two year period. The variable rate debt that had interest rates fixed by the two interest rate swaps were included with fixed rate debt in the above table. As of September 1, 2001, 10.8% of our total debt is exposed to fluctuations in variable interest rates.

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

         As of September 28, 2001, we had one credit facility: the $1.9 billion syndicated senior secured credit facility. The ratings on this facility were BB-by Standard & Poor's and B1 by Moody's. The interest rates on the variable rate borrowings on this facility are LIBOR plus 3.50%.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On November 9, 2000, we announced that we had reached an agreement to settle the consolidated securities class action lawsuits pending against us in the U.S. District Court for the Eastern District of Pennsylvania and the derivative lawsuits pending there and in the Delaware Court of Chancery. On August 16, 2001, the court approved the settlement. Certain of the defendants in those actions who were not included in the settlement have appealed the approval.

Item 2. Changes in Securities and Use of Proceeds

(a)     none

(b)     none

(c) We sold the following equity securities during the period covered by this report that were not registered under the Securities Act:

        o On June 22, 2001, holders of approximately $41.3 million principal amount of our 10.50% senior secured notes due 2002 exchanged these notes for an aggregate of 4,681,221 shares of our common stock. The common stock was issued in privately negotiated transactions exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

        o On June 25, 2001, a holder of approximately $9.8 million principal amount of our 10.50% senior secured notes due 2002 exchanged these notes for an aggregate of 1,136,108 shares of our common stock. The common stock was issued in privately negotiated transactions exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

        o On June 26, 2001, holders of approximately $9.5 million principal amount of our PCS credit facility, approximately $7.2 million principal amount of indebtedness under our RCF credit facility and approximately $15.3 million principal amount of our 10.50% senior secured notes due 2002 exchanged this indebtedness for an aggregate of 3,615,693 shares of our common stock. The common stock was issued in privately negotiated transactions exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

        o On June 27, 2001, holders of approximately $132.7 million principal amount of indebtedness under our RCF credit facility exchanged this indebtedness for an aggregate of 2,121,677 shares of our Series C preferred stock. The preferred stock was issued in privately negotiated transactions exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

        o On June 27, 2001, we issued and sold to a group of institutional investors an aggregate of 80,082,727 shares of our common stock for aggregate consideration of approximately $551.3 million. The common stock was issued in privately negotiated transactions exempt from registration in reliance on Section 4(2) of the Securities Act.

        o On June 27, 2001, holders of approximately $152.0 million principal amount of our 10.50% senior secured notes due 2002 exchanged these notes for approximately $152.0 million principal amount of new 12.50% senior secured notes due 2006 and the issuance to such holders of common stock purchase warrants exercisable to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. The 12.50% senior secured notes due 2006 and the common stock purchase warrants were issued in a privately negotiated transaction exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

        o On June 27, 2001, we issued and sold to a group of institutional investors $150.0 million aggregate principal amount of new 11.25% senior secured notes due 2008. The 11.25% senior secured notes due 2008 were issued in a transaction exempt from registration in reliance on Rule 144A of the Securities Act.

        o On July 5, 2001, we issued 866,320 shares of our common stock in connection with the cashless exercise of stock warrants issued in connection with the June 27, 2001 exchange of 10.50% senior secured notes due 2002 for 12.50% senior secured notes due 2006 in reliance on the exemption contained in Section 3(a)(9) of the Securities Act.

        o On July 6, 2001, we issued 115,921 shares of our common stock in connection with the cashless exercise of stock warrants issued in connection with the June 27, 2001 exchange of 10.50% senior secured notes due 2002 for 12.50% senior secured notes due 2006 in reliance on the exemption contained in Section 3(a)(9) of the Securities Act.

        o On August 1, 2001, we issued 21,216,770 shares of our common stock in connection with the conversion of Series C Convertible Preferred Stock issued in connection with the June 27, 2001 exchange of 10.50% senior secured notes due 2002 for 12.50% senior secured notes due 2006 in reliance on the exemption contained in
              Section 3(a)(9) of the Securities Act.

        o On October 5, 2001, the holder of all 3,495,990 outstanding shares of Series B preferred stock exchanged those shares for 3,495,990 shares of our Series D preferred stock. The Series D preferred stock was issued in a privately negotiated transaction exempt from registration under Section 3(a)(9) under the Securities Act.


Item 3. Defaults Upon Senior Securities

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On June 27, 2001, we held our 2001 Annual Meeting of Stockholders. At the 2001 Annual Meeting, our stockholders:

1. Elected two directors to hold office until the 2004 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, by the following votes:

Common and Series B Preferred stockholders:

Mary F. Sammons:        For: 361,147,052*    Against:  0    Abstain:  22,768,128
Leonard N. Stern:       For: 358,650,223*    Against:  0    Abstain:  25,264,956

Series B Preferred
  stockholders:
Leonard I. Green        For: 61,095,218      Against:  0    Abstain:  0


Following the 2001 Annual Meeting of Stockholders, the following persons continued to serve as our Directors: Robert G. Miller, William J. Bratton, Alfred M. Gleason, Nancy A. Lieberman, Stuart M. Sloan, and Jonathan D. Sokoloff,

2. Approved the Amendment to our Amended Certificate of Incorporation to increase our authorized number of shares of common stock from 600,000,000 to 1,000,000,000:

Common stockholders:

For: 317,229,535        Against: 4,753,678   Abstain:  836,748

Series B Preferred
   stockholders:

For: 61,095218          Against: 0           Abstain:  0

3. Approved the proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors:

Common and Series B Preferred stockholders:

For: 382,584,371*       Against: 796,497     Abstain:  534,311

An asterisk "*" indicates that the results include 61,095,218 votes cast in respect of all of the outstanding shares at the time of the 2001 Annual Meeting of Stockholders of our Series B preferred stock.

Item 5. Other Information

         On October 3, 2001, we entered into an exchange agreement with Green Equity Investors III, L.P. pursuant to which Green Equity Investors agreed to exchange all 3,495,990 shares of our 8% Series B preferred stock that it owns for a like number of shares of a new series of 8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock; the exchange was completed on October 5, 2001. Following the exchange, we have no shares of Series B preferred stock outstanding. The Series D preferred stock has the identical rights, privileges and preferences as the Series B preferred stock except that the prior consent of its holders is not required in order for the Company to issue shares of its capital stock that are on parity with the Series D preferred stock with respect to dividends and distributions upon our liquidation, distribution or winding up. In connection with the exchange, on October 3, 2001, we also entered into an amendment to our October 27, 1999 Registration Rights Agreement with Green Equity Investors under which we made the terms of that agreement applicable to the Series D preferred stock.


Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report.



Exhibit
Numbers                              Description                                 Incorporation by Reference to
--------                             -----------                                 -----------------------------
 3.1          Restated Certificate of Incorporation dated December 12, 1996    Exhibit 3(i) to Form 8-K filed on
                                                                               November 2, 1999

 3.2          Certificate of Amendment to the Restated Certificate of          Exhibit 3(ii) to Form 8-K filed on
              Incorporation dated October 25, 1999                             November 2, 1999

 3.3          Series C Preferred Stock Certificate of Designation dated June   Exhibit 3.3 to Form S-1 filed on July
              26, 2001                                                         12, 2001

 3.4          Certificate of Amendment to Restated Certificate of              Exhibit 3.4 to Form S-1 filed on July
              Incorporation dated June 27, 2001                                12, 2001

 3.5          8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock   Filed herewith
              Certificate of Designation dated October 3, 2001.

 3.6          By-laws, as amended on November 8, 2000                          Exhibit 3.1 to Form 8-K filed on
                                                                               November 13, 2000

 4.1          Indenture, dated as of June 27, 2001, between Rite Aid           Exhibit 4.7 to Form S-1 filed on July
              Corporation, as issuer and State Street Bank and Trust Company,  12, 2001 as trustee, related to the Company's 12.50% Senior Secured
              Notes due 2006.

 4.2          Indenture, dated as of June 27, 2001 between Rite Aid            Exhibit 4.8 to Form S-1 filed on July
              Corporation, as issuer and BNY Midwest Trust Company, as 12,     12, 2001
              2001 trustee, related to the Company's 11 3/4% Senior Notes due 2008.

 4.3          Exchange and Registration Rights Agreement, dated as of June     Exhibit 4.9 to Form S-1 filed on July
              27, 2001, between Rite Aid Corporation and Salomon Smith Barney  12, 2001
              Inc., Credit Suisse First Boston Corporation, J.P. Morgan

              Securities Inc. and Fleet Securities, Inc., as initial purchasers, for the benefit of the holders of the Company's
              11 1/4% Senior Notes due 2008.

10.1          Amendment No. 1 to Employment Agreement by and between Rite Aid  Exhibit 10.9 to Form 10-K filed on May
              Corporation and Robert G. Miller, dated as of May 7, 2001        21, 2001

10.2          Amendment No. 1 to Employment Agreement by and between Rite Aid  Exhibit 10.11 to Form
              Corporation and Mary F. Sammons, dated as of May 7, 2001         10-K filed on May 21, 2001

10.3          Equity for Bank Debt Exchange Agreement between Rite Aid         Exhibit 10.45 to Form
              Corporation, Fir Tree Value Fund, L.P., Fir Tree Institutional   10-K filed on May 21, 2001
              Value Fund, L.P., Fir Tree Value Partners LDC and Fir Tree
              Recovery Master Fund, L.P.

10.4          Side Letter to Equity for Bank Debt Exchange Agreement, dated    Exhibit 10.46 to Form 10-K filed on May
              April 30, 2001, between Rite Aid Corporation, Fir Tree Value     21, 2001
              Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree
              Value Partners LDC and Fir Tree Recovery Master Fund, L.P.

10.5          Stock Purchase Agreement dated May 17, 2001 by and between Rite  Exhibit 10.51 to Form
              Aid Corporation and Transamerica Investment Management, LLC      S-1 filed on July 12, 1001

10.6          Registration Rights Agreement dated May 31, 2001 by and between  Exhibit 10.56 to Form
              Rite Aid Corporation; Fir Tree Value Fund, L.P; Fir Tree         S-1 filed on July 12, 2001
              Institutional Value Fund, L.P.; Fir Tree Value Partners LDC;
              and Fir Tree Recovery Master Fund, L.P.

10.27         Registration Rights Agreement dated as of June 14, 2001 by and   Exhibit 10.27 to Registration Statement
              between Rite Aid Corporation and Marathon Special Opportunity    on Form S-1, File No. 333-64950, filed
              Fund Ltd. and Marathon Master Fund, Ltd.                         on July 12, 2001

10.28         Registration Rights Agreement dated as of June 19, 2001 by and   Exhibit 10.28 to Registration Statement
              between Rite Aid Corporation and OZ Master Fund, Ltd. and OZF    on S-1, File No. 333-64950, filed on
              Credit Opportunities Master Fund, Ltd.                           July 12, 2001

10.29         Registration Rights Agreement dated as of May 24, 2001 by and    Exhibit 10.29 to Form S-1 filed on July
              between Rite Aid Corporation and Liberty View Fund, LP, Liberty  12, 2001
              View Fund, LLC and Liberty View Global Volatility Fund LP

10.30         Senior Credit Agreement, dated as of June 27, 2001 among Rite    Exhibit 10.30 to Registration Statement
              Aid Corporation, the financial institutions party thereto,       on S-1, File No. 333-64950, filed on
              Citicorp USA, Inc., as senior administrative agent and as        July 12, 2001
              senior collateral agent, and The Chase Manhattan Bank, Credit
              Suisse First Boston and Fleet Retail Finance Inc., as
              syndication agents

10.31         Senior Subsidiary Guarantee Agreement, dated as of June 27,      Exhibit 10.31 to Registration Statement
              2001 among the Subsidiary Guarantors (as defined therein) and    on S-1, File No. 333-64950, filed on
              Citicorp USA, Inc., as senior collateral agent                   July 12, 2001

10.32         Senior Subsidiary Security Agreement, dated as of June 27, 2001  Exhibit 10.32 to Registration Statement


              by the Subsidiary Guarantors (as defined therein) in favor of    on S-1, File No. 333-64950, filed on
              the Citicorp USA (senior collateral agent).                      July 12, 2001

10.33         Collateral Trust and Intercreditor Agreement, dated as of June   Exhibit 10.33 to Registration Statement
              27, 2001 among Rite Aid Corporation, the Subsidiary Guarantors   on S-1, File No. 333-64950, filed on
              (as defined therein), Wilmington Trust Company, as collateral    July 12, 2001
              trustee for the holders from time to time of the Second
              Priority Debt Obligations (as defined therein), Citicorp USA
              Inc., as collateral agent for the Senior Secured Parties (as defined therein) under the Senior Loan Documents (as defined therein), Citibank USA, Inc., as agent for the Synthetic Lease
              Parties (as defined therein), State Street Bank and Trust
              Company, as trustee under the Exchange Note Indenture (as
              defined therein) for the holders of the Exchange Notes (as defined therein) and each other Second Priority Representative
              (as defined therein) which from time to time becomes a party thereto.

10.34         Second Priority Subsidiary Guarantee Agreement, dated as of      Exhibit 10.34 to Registration Statement
              June 27, 2001 among the Subsidiary Guarantors (as defined        on S-1, File No. 333-64950, filed on
              therein) and Wilmington Trust Company, as collateral agent.      July 12, 2001

10.35         Second Priority Subsidiary Security Agreement, dated as of June  Exhibit 10.35 to Registration Statement
              27, 2001 by the Subsidiary Guarantors (as defined therein) in    on S-1, File No. 333-64950, filed on
              favor of Wilmington Trust Company, as collateral trustee.        July 12, 2001

10.36         Each of the Mortgages, Deeds of Trust, Assignments of Leases     Exhibit 10.36 to Registration Statement
              and Rents, Security Agreements, Financing Statements and         on S-1, File No. 333-64950, filed on
              Fixture Filings, dated June 27, 2001 from the Subsidiary         July 12, 2001
              Guarantors (as defined therein) listed therein, to Citicorp
              USA, Inc. as Senior Collateral Agent.

10.37         Each of the Mortgages, Deeds of Trust, Assignments of Leases     Exhibit 10.37 to Registration Statement
              and Rents, Security Agreements, Financing Statements and         on S-1, File No. 333-64950, filed on
              Fixture Filings, dated June 27, 2001, from the Subsidiary        July 12, 2001
              Guarantor listed therein, to Wilmington Trust Company, as
              Second Priority Collateral Trustee.

10.38         Participation Agreement, dated as of June 27, 2001 among Rite    Exhibit 10.38 to Registration Statement
              Aid Realty Corp.; Rite Aid Corporation; Wells Fargo Northwest,   on S-1, File No. 333-64950, filed on
              National Association, not in its individual capacity except as   July 12, 2001
              expressly set forth therein but solely as trustee of the RAC
              Distribution Statutory Trust; the persons named therein as note holders and certificate holders; and Citicorp USA, Inc., in its capacity as administrative agent

10.39         Lease, dated as of June 27, 2001 between Wells Fargo Northwest,  Exhibit 10.39 to Registration Statement
              National Association, not in its individual capacity, but        on Form S-1, File No. 333-64950, filed
              solely as trustee of the RAC Distribution Statutory Trust, and   on July 12, 2001
              Rite Aid Realty Corp.

10.40         Ground Lease Agreement dated as of June 27, 2001 between         Exhibit 10.40 to Registration Statement
              Thrifty Payless, Inc., and Wells Fargo Northwest, National       on Form S-1, File No. 333-64950, filed
              Association, not in its individual capacity, but solely as       on July 12, 2001
              trustee of the RAC Distribution Statutory Trust.


10.41         Security Agreement, dated as of June 27, 2001, made by Rite Aid  Exhibit 10.41 to Registration Statement
              Realty Corp., in favor of Wells Fargo Northwest, National        on Form S-1, File No. 333-64950, filed
              Association, not in its individual capacity, but solely as       on July 12, 2001
              trustee of the RAC Distribution Statutory Trust.

10.42         Parent Guarantee, dated as of June 27, 2001, by Rite Aid         Exhibit 10.42 to Registration Statement
              Corporation, to Wells Fargo Northwest, National Association,     on Form S-1, File No. 333-64950, filed
              not in its individual capacity, but solely as trustee of the     on July 12, 2001
              RAC Distribution Statutory Trust.

10.43         Instrument Guarantee, dated as of June 27, 2001, by Rite Aid     Exhibit 10.43 to Registration Statement
              Realty Corp., to each of the Note Holders and Certificate        on Form S-1, File No. 333-64950, filed
              Holders (each as defined in Participation Agreement, dated as    on July 12, 2001
              of June 27, 2001 among Rite Aid Realty Corp., Rite Aid
              Corporation, Wells Fargo Northwest, National Association, not
              in its individual capacity, but solely as trustee of the RAC
              Distribution Statutory Trust; the Persons named therein as note holders and certificate holders; and Citicorp USA, Inc., in its capacity as administrative agent).

10.44         Loan Agreement dated as of June 27, 2001 among Wells Fargo       Exhibit 10.44 to Registration Statement
              Northwest, National Association, not in its individual           on Form S-1, File No. 333-64950, filed
              capacity, but solely as trustee of the RAC Distribution          on July 12, 2001
              Statutory Trust, the Persons named therein as note holders and/or any assignee thereof.

10.45         Assignment and Security Agreement, dated as of June 27, 2001,    Exhibit 10.45 to Registration Statement
              by Wells Fargo Northwest, National Association, not in its       on Form S-1, File No. 333-64950, filed
              individual capacity, but solely as trustee of the RAC            on July 12, 2001
              Distribution Statutory Trust, in favor of Citicorp USA, Inc., as Agent.

10.46         Amended and Restated Declaration of Trust dated as of June 27,   Exhibit 10.46 to Registration Statement
              2001, between Wells Fargo Northwest, National Association and    on Form S-1, File No. 333-64950, filed
              the Certificate Holders as defined therein.                      on July 12, 2001

10.47         Stock Purchase Agreement dated June 12, 2001 by and between      Exhibit 10.47 to Registration Statement
              Rite Aid Corporation, American Century Mutual Funds, Inc. and    on Form S-1, File No. 333-64950, filed
              American Century World Mutual Funds, Inc.                        on July 12, 2001

10.48         Stock Purchase Agreement dated June 12, 2001 by and between      Exhibit 10.48 to Registration Statement
              Rite Aid Corporation, Bessent Global Equity Master and Quantum   on Form S-1, File No. 333-64950, filed
              Partners Bessent Global.                                         on July 12, 2001

10.49         Stock Purchase Agreement dated June 12, 2001 by and between      Exhibit 10.49 to Registration Statement
              Rite Aid Corporation and various funds affiliated with or        on Form S-1, File No. 333-64950, filed
              controlled by FRM M Corp. (Fidelity holders).                    on July 12, 2001

10.50         Stock Purchase Agreement dated June 12, 2001 by and between      Exhibit 10.50 to Registration Statement
              Rite Aid Corporation; Putnam Investment Management, LLC; The     on Form S-1, File No. 333-64950, filed
              Putnam Advisory Company, LLC; and Putnam Fiduciary Trust         on July 12, 2001
              Company.

10.51         Stock Purchase Agreement dated May 17, 2001 by and between Rite  Exhibit 10.51 to Registration Statement
              Aid Corporation and Transamerica Investment Management, LLC.     on Form S-1, File No. 333-64950, filed
                                                                               on July 12, 2001

10.52         Exchange and Registration Rights Agreement dated as of June 27,  Exhibit 10.52 to Registration Statement
              2001 by and between Rite Aid Corporation and the Fidelity        on Form S-1, File No. 333-64950, filed
              holders.                                                         on July 12, 2001

10.53         Registration Rights Agreement dated June 27, 2001 by and         Exhibit 10.53 to Registration Statement
              between Rite Aid Corporation and the Fidelity holders.           on Form S-1, File No. 333-64950, filed
                                                                               on July 12, 2001

10.54         Registration Rights Agreement dated June 27, 2001 by and         Exhibit 10.54 to Registration Statement
              between Rite Aid Corporation, American Century Mutual Funds,     on Form S-1, File No. 333-64950, filed
              Inc.; American Century World Mutual Funds, Inc.; Bessent Global  on July 12, 2001
              Equity Master; Quantum Partners Bessent Global; the Fidelity
              holders; Putnam Investment Management, LLC; The Putnam
              Advisory Company, LLC; and Putnam Fiduciary Trust Company.

10.55         Registration Rights Agreement dated June 27, 2001 by and         Exhibit 10.55 to Registration Statement
              between Rite Aid Corporation and Transamerica Investment         on Form S-1, File No. 333-64950, filed
              Management, LLC.                                                 on July 12, 2001

10.57         Note Exchange Agreement dated June 27, 2001 by and between Rite  Exhibit 10.57 to Registration Statement
              Aid Corporation and the Fidelity holders.                        on Form S-1, File No. 333-64950, filed
                                                                               on July 12, 2001

10.58         Form of Common Stock Purchase Warrant dated June 27, 2001        Exhibit 10.58 to Registration Statement
              issued by Rite Aid Corporation to Fidelity and funds affiliated  on Form S-1, File No. 333-64950, filed
              with or controlled by Fidelity.                                  on July 12, 2001

10.59         Purchase Agreement dated June 20, 2001 between Rite Aid          Exhibit 10.59 to Registration Statement
              Corporation and Salomon Smith Barney Inc., Credit Suisse First   on Form S-1, File No. 333-64950, filed
              Boston Corporation, J.P. Morgan Securities Inc. and Fleet        on July 12, 2001
              Securities Inc. as representatives of the initial purchasers of the Company's 11 1/4% Senior Notes due 2008.

10.60         Exchange Agreement, dated as of October 3, 2001, by and among    Filed herewith
              Rite Aid Corporation and Green Equity Investors III, L.P.

10.61         Amendment Number 1 to the Registration Rights Agreement dated    Filed herewith
              as of October 27, 1999, dated as of October 3, 2001, by and among Rite Aid Corporation and Green Equity Investors III, L.P.

10.62         Amendment Number 1 to the Senior Credit Agreement dated June     Filed herewith
              27, 2001, dated as of September 19, 2001, among Rite Aid
              Corporation, the Banks (as defined therein), Citicorp USA,
              Inc., as a Swingline Bank, as an Issuing Bank and as
              administrative agent for the Banks, Citicorp USA, Inc., as collateral agent for the Banks and The Chase Manhattan Bank,
              Credit Suisse First Boston and Fleet Retail Finance Inc., as
              syndication agents.

11 Statements re Computation of Loss Per Share (See Note 2 to the condensed consolidation financial statements)


----------
(c) Rite Aid Corporation has filed the following Current Reports on Form 8-K in the thirteen week period ended September 1, 2001:

            (1) Rite Aid Corporation filed a Current Report on Form 8-K on June 21, 2001 disclosing under Item 5 a press release dated June 19, 2001 announcing that institutional investors who previously agreed to invest $302.4 million in shares of Rite Aid Common stock increased their commitments to $402.4 million. The private placement was part of Rite Aid's previously announced $3.0 billion refinancing package.

            (2) Rite Aid Corporation filed a Current Report on Form 8-K on June 28, 2001 disclosing under Item 5 a press release announcing (i) the completion of Rite Aid's $3.0 billion refinancing package, and (ii) the results of Rite Aid's previously announced tender offer for its 10.50% senior secured notes due 2002.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: October 12, 2001

                                      RITE AID CORPORATION
                                      By: /s/ ELLIOT S. GERSON
                                      Elliot S. Gerson
                                      Senior Executive Vice President and
                                      General Counsel

         Date: October 12, 2001

                                      By: /s/ JOHN T. STANDLEY
                                      John T. Standley
                                      Senior Executive Vice President and
                                      Chief Financial Officer