Form 10-Q
period 2001-12-01
RITE AID CORP
filed 2002-01-15
CIK 84129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended December 1, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period From To
                          Commission File Number 1-5742


                              RITE AID CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                  23-1614034
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

               30 Hunter Lane,                                 17011
           Camp Hill, Pennsylvania                          (Zip Code)
  (Address of principal executive offices)

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

         The registrant had 515,085,296 shares of its $1.00 par value common stock outstanding as of December 29, 2001.

                              RITE AID CORPORATION
                                TABLE OF CONTENTS

                                                                                                                 Page
             Cautionary Statement Regarding Forward Looking Statements                                              1

                                            PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements:
             Condensed Consolidated Balance Sheets as of December 1, 2001 and March 3, 2001                         2
             Condensed Consolidated Statements of Operations for the Thirteen Week Periods
             Ended December 1, 2001 and November 25, 2000                                                           3
             Condensed Consolidated Statements of Operations for the Thirty-Nine Week Periods
             Ended December 1, 2001 and November 25, 2000                                                           4
             Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the
             Thirty-Nine Week Period Ended December 1, 2001                                                         5
             Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods
             Ended December 1, 2001 and November 25, 2000                                                           6
             Notes to Condensed Consolidated Financial Statements                                                   8
ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                 18
ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk                                            29


                                          PART II. OTHER INFORMATION
ITEM 1.      Legal Proceedings                                                                                     30
ITEM 2.      Changes in Securities and Use of Proceeds                                                             30
ITEM 3.      Defaults Upon Senior Securities                                                                       30
ITEM 4.      Submission of Matters to a Vote of Security Holders                                                   30
ITEM 5.      Other Information                                                                                     30
ITEM 6.      Exhibits and Reports on Form 8-K                                                                      31

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

         o competitive pricing pressures and continued consolidation of the drugstore industry;

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

         We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations---Overview and Factors Affecting Our Future Prospects" included in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 3, 2001 ("the Fiscal 2001 10-K"), which was filed with the Securities and Exchange Commission (the "SEC") on May 21, 2001 and is available on the SEC's website at www.sec.gov.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      RITE AID CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                                       December 1,          March 3,
                                                                                         2001                 2001
                                                                                    ---------------     ---------------
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $        94,272     $        92,290
    Accounts receivable, net                                                                593,606             503,527
    Inventories, net                                                                      2,528,870           2,444,525
    Investment in AdvancePCS                                                                   --               491,198
    Prepaid expenses and other current assets                                                93,481              85,292
                                                                                    ---------------     ---------------

      Total current assets                                                                3,310,229           3,616,832
PROPERTY, PLANT AND EQUIPMENT, NET                                                        2,253,554           3,041,008
GOODWILL AND OTHER INTANGIBLES, NET                                                         986,179           1,067,339
OTHER ASSETS                                                                                183,394             188,732
                                                                                    ---------------     ---------------

      Total assets                                                                  $     6,733,356     $     7,913,911
                                                                                    ===============     ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Short-term debt and current maturities of convertible notes,
    long-term debt and lease financing obligations                                  $       220,695     $        36,956
    Accounts payable                                                                        839,614             896,390
    Sales and other taxes payable                                                            43,898              31,562
    Accrued salaries, wages and other current liabilities                                   823,519             696,047
                                                                                    ---------------     ---------------

      Total current liabilities                                                           1,927,726           1,660,955
CONVERTIBLE NOTES                                                                           242,625             357,324
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                   3,287,550           4,428,871
LEASE FINANCING OBLIGATIONS, LESS CURRENT MATURITIES                                        208,558           1,071,397
OTHER NONCURRENT LIABILITIES                                                                742,632             730,342
                                                                                    ---------------     ---------------

      Total liabilities                                                                   6,409,091           8,248,889
COMMITMENTS AND CONTINGENCIES                                                                  --                  --
REDEEMABLE PREFERRED STOCK                                                                   19,536              19,457
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, par value $100 per share                                               354,221             333,974
    Common stock, par value $1 per share                                                    516,226             348,055
    Additional paid-in capital                                                            3,161,005           2,065,301
    Accumulated deficit                                                                  (3,746,923)         (3,171,956)
    Stock-based and deferred compensation                                                    20,822              19,782
    Accumulated other comprehensive (loss) income                                              (622)             50,409
                                                                                    ---------------     ---------------

      Total stockholders' equity (deficit)                                                  304,729            (354,435)
                                                                                    ---------------     ---------------

      Total liabilities and stockholders' equity (deficit)                          $     6,733,356     $     7,913,911
                                                                                    ===============     ===============


     See accompanying notes to condensed consolidated financial statements.

                      RITE AID CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                                       Thirteen Week Period Ended
                                                                                    -----------------------------------
                                                                                      December 1,         November 25,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------

REVENUES                                                                            $     3,732,079     $     3,531,691
COSTS AND EXPENSES:
    Cost of goods sold, including occupancy costs                                         2,923,759           2,713,988
    Selling, general and administrative expenses                                            801,453             810,900
    Goodwill amortization                                                                     5,200               5,058
    Store closing and impairment charges                                                     18,652              95,571
    Interest expense                                                                         82,515             146,122
    Interest rate swap contracts                                                             10,382                --
    (Gain) loss on debt and lease conversions and modifications, net                            (56)              8,306
    Share of loss from equity investment                                                      1,697               6,484
    Loss (gain) on sale of assets and investments, net                                          694             (13,491)
                                                                                    ---------------     ---------------

                                                                                          3,844,296           3,772,938
                                                                                    ---------------     ---------------

Loss from continuing operations before income taxes                                        (112,217)           (241,247)

INCOME TAX EXPENSE                                                                              546                --
                                                                                    ---------------     ---------------

Loss from continuing operations                                                            (112,763)           (241,247)


DISCONTINUED OPERATIONS, reduction of loss on disposal of the PBM
segment (net of income tax expense of $0)                                                      --               135,534
                                                                                    ---------------     ---------------

NET LOSS                                                                            $      (112,763)    $      (105,713)
                                                                                    ===============     ===============

    BASIC AND DILUTED (LOSS) PER SHARE:
    Loss from continuing operations                                                 $         (0.23)    $         (0.74)
    Reduction of loss from discontinued operations                                             --                   .40
                                                                                    ---------------     ---------------

    Net loss per share                                                              $         (0.23)    $         (0.34)
                                                                                    ===============     ===============


     See accompanying notes to condensed consolidated financial statements.

                      RITE AID CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                                       Thirty-Nine Week Period Ended
                                                                                    -----------------------------------
                                                                                      December 1,         November 25,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------

REVENUES                                                                            $    11,133,286     $    10,413,346
COSTS AND EXPENSES:
 Cost of goods sold, including occupancy costs                                            8,636,889           8,005,474
 Selling, general and administrative expenses                                             2,469,452           2,491,090
 Goodwill amortization                                                                       15,823              16,759
 Store closing and impairment charges                                                        40,393             199,742
 Interest expense                                                                           313,581             499,871
 Interest rate swap contracts                                                                41,429                --
 Loss on debt and lease conversions and modifications, net                                  154,539              92,095
 Share of loss from equity investment                                                        12,092              30,554
 (Gain) loss on sale of assets and investments, net                                         (50,761)              3,035
                                                                                    ---------------     ---------------

                                                                                         11,633,437          11,338,620
                                                                                    ---------------     ---------------

Loss from continuing operations before income taxes                                        (500,151)           (925,274)

INCOME TAX EXPENSE                                                                            3,046             144,382
                                                                                    ---------------     ---------------

Loss from continuing operations before extraordinary item                                  (503,197)         (1,069,656)

DISCONTINUED OPERATIONS:
    Income from discontinued operations (net of income tax expense of
    $13,846)                                                                                   --                11,335
    Estimated loss on disposal of the PBM segment (net of income tax
    benefit of $734)                                                                           --              (199,229)
                                                                                    ---------------     ---------------

    Net loss before extraordinary item                                                     (503,197)         (1,257,550)

EXTRAORDINARY ITEM, loss on early extinguishment of debt (net of
income taxes of $0)                                                                          66,589                --
                                                                                    ---------------     ---------------

NET LOSS                                                                            $      (569,786)    $    (1,257,550)
                                                                                    ===============     ===============

    BASIC AND DILUTED (LOSS) PER SHARE:
    Loss from continuing operations                                                 $         (1.15)    $         (4.12)
    Loss from discontinued operations                                                          --                 (0.62)
    Loss from extraordinary item                                                              (0.14)               --
                                                                                    ---------------     ---------------

 Net loss per share                                                                 $         (1.29)    $         (4.74)
                                                                                    ===============     ===============


     See accompanying notes to condensed consolidated financial statements.

                      RITE AID CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             For the Thirty-Nine Week Period Ended December 1, 2001
                  (Dollars and share information in thousands)
                                   (unaudited)


                                             Preferred Stock                          Common Stock                  Additional
                                  -----------------------------------     -----------------------------------         Paid-in
                                       Shares              Issued             Shares              Issued              Capital
                                  ---------------     ---------------     ---------------     ---------------     ---------------

BALANCE MARCH 3, 2001                       3,340     $       333,974             348,055     $       348,055     $     2,065,301
Net loss
Other comprehensive loss:
Sale of investment in
AdvancePCS
Cash flow hedge transition
liability adjustment
Cash flow hedge market
value adjustment
Elimination of cash flow
hedge accounting


Comprehensive loss

Bond conversions                                                                   86,386              86,386             649,797
Issuance of common stock                                                           80,083              80,083             448,321
Issuance of common stock
warrants                                                                              982                 982               8,018
Preferred stock conversion
reset                                                          (5,181)                                                      5,181
Accretion of convertible
preferred stock                                                 5,181
Deferred compensation plans                                                            88                  88                 659
Stock options exercised                                                               420                 420               1,761
Issuance of common stock
for services                                                                          241                 241               1,556
Stock forfeitures                                                                     (29)                (29)                (53)
Dividends on preferred stock                  202              20,247                                                     (20,247)
Increase resulting from sale
of stock by equity method
investee                                                                                                                      711
                                  ---------------     ---------------     ---------------     ---------------     ---------------

BALANCE DECEMBER 1, 2001                    3,542     $       354,221             516,226     $       516,226     $     3,161,005
                                  ===============     ===============     ===============     ===============     ===============


                                                       Stock-Based         Accumulated
                                                            and               Other
                                    Accumulated          Deferred         Comprehensive
                                      Deficit          Compensation        Income/(Loss)            Total
                                  ---------------     ---------------     ---------------     ---------------

BALANCE MARCH 3, 2001             $    (3,171,956)    $        19,782     $        50,409     $      (354,435)
Net loss                                 (569,786)                                                   (569,786)
Other comprehensive loss:
Sale of investment in
AdvancePCS                                                                        (51,031)            (51,031)
Cash flow hedge transition
liability adjustment                                                              (29,010)            (29,010)
Cash flow hedge market
value adjustment                                                                   (2,037)             (2,037)
Elimination of cash flow
hedge accounting                                                                   31,047              31,047
                                                                                              ---------------

Comprehensive loss                                                                                   (620,817)

Bond conversions                                                                                      736,183
Issuance of common stock                                                                              528,404
Issuance of common stock
warrants                                                                                                9,000
Preferred stock conversion
reset                                                                                                    --
Accretion of convertible
preferred stock                            (5,181)                                                       --
Deferred compensation plans                                       976                                   1,723
Stock options exercised                                                                                 2,181
Issuance of common stock
for services                                                                                            1,797
Stock forfeitures                                                  64                                     (18)
Dividends on preferred stock                                                                             --
Increase resulting from sale
of stock by equity method
investee                                                                                                  711
                                  ---------------     ---------------     ---------------     ---------------

BALANCE DECEMBER 1, 2001          $    (3,746,923)    $        20,822     $          (622)    $       304,729
                                  ===============     ===============     ===============     ===============


     See accompanying notes to condensed consolidated financial statements.

                      RITE AID CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                       Thirty-Nine Week Period Ended
                                                                                    -----------------------------------
                                                                                      December 1,         November 25,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------

OPERATING ACTIVITIES:
 Net loss                                                                           $      (569,786)    $    (1,257,550)
 Extraordinary loss                                                                          66,589                --
 Income from discontinued operations                                                           --               (11,335)
 Loss on disposal of discontinued operations                                                   --               199,229
                                                                                    ---------------     ---------------

 Loss from continuing operations                                                           (503,197)         (1,069,656)
 Adjustments to reconcile to net cash used in operations:
 Depreciation and amortization                                                              266,913             278,004
 Store closing and impairment charges                                                        40,393             199,742
 Non-cash stock charge                                                                        2,800               9,659
 Interest rate swap contracts                                                                41,429                --
 Loss on debt and lease conversions and modifications, net                                  154,539              92,095
 Gain on sale of assets and investments, net                                                (50,761)             (6,576)
 Changes in operating assets and liabilities                                               (261,938)           (271,251)
                                                                                    ---------------     ---------------

NET CASH USED IN CONTINUING OPERATIONS                                                     (309,822)           (767,983)
                                                                                    ---------------     ---------------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                   --                 8,881
                                                                                    ---------------     ---------------

INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment                                            (146,476)            (78,923)
 Proceeds from the repayment/sale of AdvancePCS securities                                  484,214                --
 Intangible assets acquired                                                                  (9,103)             (5,200)
 Proceeds from sale of assets                                                                19,400              92,774
 Proceeds from sale of discontinued operations                                                 --               675,000
                                                                                    ---------------     ---------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                   348,035             683,651
                                                                                    ---------------     ---------------

FINANCING ACTIVITIES:
 Net proceeds from bank loans                                                                  --             3,204,038
 Principal payments on long-term debt                                                    (2,113,237)         (2,924,295)
 Proceeds from the issuance of the senior credit facility                                 1,378,462                --
 Proceeds from the issuance of convertible bonds                                            242,500                --
 Net (payments) of commercial paper borrowings                                                 --              (192,000)
 Deferred financing costs paid                                                              (74,522)            (73,071)
 Proceeds from issuance of stock                                                            530,566                --
 Other financing activities, net                                                               --                (1,492)
                                                                                    ---------------     ---------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                         (36,231)             13,180
                                                                                    ---------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              1,982             (62,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             92,290             179,757
                                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $        94,272     $       117,486
                                                                                    ===============     ===============

                                   (Continued)

                      RITE AID CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (unaudited)


                                                                                       Thirty-Nine Week Period Ended
                                                                                    -----------------------------------
                                                                                      December 1,         November 25,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------

SUPPLEMENTARY CASH FLOW DATA:
Cash paid:
  Interest (net of capitalized amounts of $612 and $1,555)                          $       314,490     $       386,526
                                                                                    ===============     ===============
  Income tax refunds (payments)                                                     $        (1,108)    $        87,032
                                                                                    ===============     ===============

Non-cash investing and financing activities:
 Conversion of debt to common stock                                                 $       588,711     $       554,832
                                                                                    ===============     ===============
 Conversion of debt to debt                                                         $       152,025     $          --
                                                                                    ===============     ===============
 Non-cash consideration received for sale of discontinued operations                $          --       $       431,000
                                                                                    ===============     ===============
 Components of conversion of leases from capital to operating:
       Reduction in leased assets, net                                              $       704,191                --
                                                                                    ===============     ===============
       Reduction in lease financing obligations                                     $       850,792                --
                                                                                    ===============     ===============
       Increase in deferred gain                                                    $       168,483                --
                                                                                    ===============     ===============


     See accompanying notes to condensed consolidated financial statements.

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2001
                              and November 25, 2000
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

1. Basis of Presentation
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended December 1, 2001 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's fiscal 2001 Annual Report on Form 10-K filed with the SEC.

         Certain reclassifications have been made to prior years' amounts to conform to current year classifications.

2. Loss Per Share

         Following is a summary of the components of the numerator and denominator of the basic loss per share computation:

                                                            Thirteen Week Period Ended             Thirty-Nine Week Period Ended
                                                        -----------------------------------     -----------------------------------
                                                          December 1,         November 25,        December 1,         November 25,
                                                             2001                 2000                2001                2000
                                                        ---------------     ---------------     ---------------     ---------------

Numerator for earnings per share:
    Loss from continuing operations                     $      (112,763)    $      (241,247)    $      (503,197)    $    (1,069,656)
    Preferred stock beneficial conversion
    and reset                                                      --                  --                (5,181)           (160,915)
    Cumulative preferred stock dividends                         (6,879)             (6,815)            (20,247)            (20,237)
                                                        ---------------     ---------------     ---------------     ---------------

    Net loss from continuing operations
    attributable to common stockholders                        (119,642)           (248,062)           (528,625)         (1,250,808)
    Total income (loss) from discontinued
    operations                                                     --               135,534                --              (187,894)
    Extraordinary item, loss on early
    extinguishment of debt                                         --                  --               (66,589)               --
                                                        ---------------     ---------------     ---------------     ---------------


    Net loss attributable to common
    stockholders                                        $      (119,642)    $      (112,528)    $      (595,214)    $    (1,438,702)
                                                        ===============     ===============     ===============     ===============

Denominator:
    Basic weighted average shares                               516,086             333,529             460,289             303,247
                                                        ===============     ===============     ===============     ===============


         Fully diluted loss per share is not presented as the Company incurred losses for the thirteen and thirty-nine week periods ended December 1, 2001 and November 25, 2000, and the amount would be antidilutive. At December 1, 2001, an aggregate of 189,758 potential common shares related to stock options, convertible notes, preferred stock, warrants and shares committed to be issued in connection with the settlement of certain litigation, have been excluded from the computation of diluted earnings per share.

3. Business Segments

         The Company operated in a single business segment during the thirty-nine week period ended December 1, 2001, the Retail Drug segment. This segment consists of the operation of retail drugstores across the United States. The drugstores' primary business is pharmacy services, with prescription drugs accounting for approximately 61.7% and 60.0% of total segment sales for the thirty-nine week periods ended December 1, 2001 and November 25, 2000, respectively. In addition, the Company's drugstores offer a full selection of health and personal care products, seasonal merchandise and a large private label product line.

         The Company operated in two business segments in the thirty-nine week period ended November 25, 2000, the Retail Drug segment and the pharmacy benefit management ("PBM") segment. Through its PBM segment, which consisted primarily of PCS Health Systems, Inc. ("PCS"), the Company offered pharmacy benefit management, mail-order pharmacy services, marketing prescription plans and other managed health care services to employers, health plans and their members and government-sponsored employee benefit programs. The Company sold its PBM segment to Advance Paradigm Inc. (now known as "AdvancePCS"). As a result, the PBM segment has been reclassified and is accounted for as a discontinued operation in the accompanying fiscal 2001 financial statements. The Company's continuing operations consist solely of the Retail Drug segment.

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

         PCS is reported as a discontinued operation for the thirteen and thirty-nine week periods ended November 25, 2000, and the operating results of PCS are reflected separately from the results of continuing operations.

         As a result of the sale, the Company recorded an increase to the tax valuation allowance and income tax expense of $146,917 in the thirty-nine week period ended November 25, 2000.

5. Store Closing and Impairment Charges

         Store closing and impairment charges consist of:

                                                            Thirteen Week Period Ended             Thirty-Nine Week Period Ended
                                                        -----------------------------------     -----------------------------------
                                                          December 1,         November 25,        December 1,         November 25,
                                                             2001                 2000                2001                2000
                                                        ---------------     ---------------     ---------------     ---------------

Impairment charges                                      $         8,060     $        44,518     $        24,613     $        70,342
Store and equipment lease exit charges                           10,590              22,601              15,437              23,703
Impairment of other assets                                            2              28,452                 343             105,697
                                                        ---------------     ---------------     ---------------     ---------------

                                                        $        18,652     $        95,571     $        40,393     $       199,742
                                                        ===============     ===============     ===============     ===============

     Impairment Charges

         Impairment charges include non-cash charges of $8,060 and $44,518 for the thirteen week periods ended December 1, 2001 and November 25, 2000, respectively, for the impairment of long-lived assets (including allocable goodwill) at 23 and 142 stores, respectively. Impairment charges include non-cash charges of $20,413 and $70,342 for the thirty-nine week periods ended December 1, 2001 and November 25, 2000, respectively, for the impairment of long-lived assets (including allocable goodwill) at 53 and 244 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store. Also included in impairment charges for the thirty-nine weeks ended December 1, 2001 are approximately $4,200 of costs related to software.

         The Company has an investment in the common stock of drugstore.com, which is accounted for under the equity method. The initial investment was valued based upon the initial public offering price of drugstore.com. During the thirty-nine weeks ended November 25, 2000, the Company recorded an impairment of its investment in drugstore.com's stock of $105,697 that the Company believes to be other-than-temporary. As of December 1, 2001, the Company has no remaining recorded value for its investment in drugstore.com's common stock.



     Store and Equipment Lease Exit Costs

         Costs incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions at each interim period and adjusts the liability accordingly. During the thirteen week periods ended December 1, 2001 and November 25, 2000 the Company recorded a provision for 9 and 72 stores, respectively, that were designated for closure. During the thirty-nine week periods ended December 1, 2001 and November 25, 2000, the Company recorded a provision for 42 and 106 stores, respectively, that were designated for closure. Also included in this line are charges of approximately $1,300 incurred in the thirty-nine weeks ended December 1, 2001, related to the early termination of an equipment lease.


         The reserve for store and equipment lease exit costs includes the following activity:

                                                            Thirteen Week Period Ended             Thirty-Nine Week Period Ended
                                                        -----------------------------------     -----------------------------------
                                                          December 1,         November 25,        December 1,         November 25,
                                                             2001                 2000                2001                2000
                                                        ---------------     ---------------     ---------------     ---------------

Balance --- beginning of period                         $       219,825     $       200,057     $       233,008     $       212,812
    Provision for present value of
    noncancellable lease payments of
    stores designated to be closed                                7,690              45,331              27,927              73,639
    Changes in assumptions about future
    sublease income, terminations, and
    changes in interest rates                                     2,953             (21,764)             (7,140)            (41,639)
    Reversals of reserves for stores that
    management has determined
    will remain open                                                (53)               (966)             (6,678)             (8,298)
    Interest accretion                                            2,042               2,760               6,725               8,751
    Cash payments, net of sublease income                       (12,639)            (14,643)            (34,024)            (34,490)
                                                        ---------------     ---------------     ---------------     ---------------

Balance --- end of period                               $       219,818     $       210,775     $       219,818     $       210,775
                                                        ===============     ===============     ===============     ===============

6. Indebtedness, Credit Agreements and Lease Financing Obligations

         Following is a summary of indebtedness and lease financing obligations at December 1, 2001 and March 3, 2001:

                                                                                   December 1, 2001      March 3, 2001
                                                                                   ----------------     ---------------
Secured Debt:
 Senior secured credit facility ("SCF")                                             $     1,378,462     $          --
 Senior facility                                                                               --               682,000
 Revolving Credit Facility due 2002 ("RCF")                                                    --               730,268
 Term loan due 2002 ("PCS")                                                                    --               591,391
 Exchange debt                                                                                 --               216,126
 10.5% senior secured notes due 2002                                                         21,879             467,500
 12.5% senior secured notes due 2006                                                        143,739                --
 Other                                                                                       11,942              12,447
                                                                                    ---------------     ---------------
                                                                                          1,556,022           2,699,732

Lease Financing Obligations                                                                 223,879           1,100,000

Unsecured Debt:
 6.7% notes due 2001                                                                          7,342               7,342
 5.25% convertible subordinated notes due 2002                                              152,010             357,324
 6.0% dealer remarketable securities due 2003                                                85,050             187,650
 6.0% fixed-rate senior notes due 2005                                                      194,500             194,500
 7.625% senior notes due 2005                                                               198,000             198,000
 4.75% convertible notes due 2006                                                           242,625                --
 7.125% notes due 2007                                                                      350,000             350,000
 6.125% fixed-rate senior notes due 2008                                                    150,000             150,000
 11.25% notes due 2008                                                                      150,000                --
 6.875% senior debentures due 2013                                                          200,000             200,000
 7.7% notes due 2027                                                                        300,000             300,000
 6.875% fixed-rate senior notes due 2028                                                    150,000             150,000
                                                                                    ---------------     ---------------
                                                                                          2,179,527           2,094,816
                                                                                    ---------------     ---------------

Total debt                                                                                3,959,428           5,894,548

Short-term debt and current maturities of convertible notes,
long-term debt and lease financing obligations                                             (220,695)            (36,956)
                                                                                    ---------------     ---------------

Long-term debt and lease financing obligations, less current
maturities                                                                          $     3,738,733     $     5,857,592
                                                                                    ===============     ===============


     Refinancing Transactions

         On June 27, 2001, the Company completed a major financial restructuring that extended the maturity dates of the majority of its debt to 2005 or beyond, provided additional equity and converted a portion of its debt to equity. These transactions are described below:

         New Senior Secured Credit Facility: The Company entered into a new $1,900,000 senior secured credit facility with a syndicate of banks led by Citicorp USA, Inc. as senior agent. The new facility matures on June 27, 2005 unless more than $20,000 of the 7.625% senior notes due April 15, 2005 are outstanding on December 31, 2004, in which event the maturity date is March 15, 2005. The new facility consists of a $1,400,000 term loan facility and a $500,000 revolving credit facility. The term loan was used to repay the outstanding balances of the old senior facility, PCS facility, RCF facility, the Exchange Debt and all but $21,879 of the 10.5% senior secured notes due September 2002. The revolving facility is available for working capital requirements, capital expenditures and general corporate purposes. Borrowings under the facilities generally bear interest either at LIBOR plus 3.5%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.5%. The Company is required to pay fees of 0.50% per annum on the daily unused amount of the revolving facility. Amortization payments of $5,000 related to the term loan begin March 4, 2002, increasing to $7,500 for the quarters ending May 31, 2002 through August 31, 2003 and $15,000 for the quarters ending November 30, 2003 through February 26, 2005.

         Substantially all of Rite Aid Corporation's wholly owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on the inventory, accounts receivable, prescription files, intellectual property and certain real estate assets of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends and other payments from its subsidiaries to service payments due under the senior credit facility. Rite Aid Corporation's direct obligations under the senior credit facility are unsecured.

         The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions.

         The senior secured credit facility has been amended to allow the Company, at its option, to issue up to $643,000 of unsecured debt that is not guaranteed by any subsidiaries of the Company, reduced by the following debt to the extent incurred: (i) $150,000 of financing transactions of existing owned real estate; (ii) $393,000 of additional debt secured by the facility's collateral on a second priority basis; and (iii) $100,000 of financing transactions for property or assets acquired after June 27, 2001. The $643,000 of permitted debt, whether secured or unsecured, is reduced by the aggregate outstanding, undefeased balances of the 5.25% convertible subordinated notes, the 6.0% dealer remarketable securities and the 4.75% convertible notes. As of December 1, 2001, the Company had outstanding principal balances of $152,010, $85,050 and $250,000 of the 5.25% convertible subordinated notes, 6.0% dealer remarketable securities and 4.75% convertible notes, respectively.

         The senior secured credit facility requires the Company to meet various financial ratios and limits capital expenditures. Beginning with the nine months ending December 1, 2001, the covenants require the Company to maintain a maximum leverage ratio of 8.25:1 decreasing to 3.5:1 for the twelve months ending May 31, 2005. The Company must also maintain a minimum interest coverage ratio of 1.25:1 for the nine months ending December 1, 2001, increasing to 2.8:1 for the twelve months ending May 31, 2005 and a minimum fixed charge coverage ratio of 0.9:1 for the nine months ending December 1, 2001 increasing to 1.25:1 for the twelve months ending May 31, 2005. Capital expenditures are limited to $200,000 annually beginning with the twelve months ending March 2, 2002. These expenditure limits are subject to upward adjustment based upon availability of excess liquidity as defined in the Company's senior secured credit facility. As of December 1, 2001, the Company is in compliance with these covenants.

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

         The Company's ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. At December 1, 2001, the term loan was fully drawn except for $21,538, which is available and may be drawn to pay the remaining outstanding 10.5% senior secured notes when they mature on September 15, 2002. At December 1, 2001, the Company had no outstanding draws on the revolving credit facility and the Company had additional available borrowing capacity of $417,560, net of outstanding letters of credit of $82,440.

         High Yield Notes: The Company issued $150,000 of 11.25% senior notes due July 2008 in a private placement offering. These notes are unsecured and are effectively subordinate to the secured debt of the Company. Among the transactions permitted by the 11.25% senior notes to increase debt are transactions to finance existing owned real estate not to exceed an aggregate $150,000 and $400,000 of other debt. The 11.25% senior notes also allow $600,000 of additional permitted debt, which includes increasing the senior secured facility. As a result of the issuance by the Company of $250,000 of 4.75% convertible notes in November 2001, the amount of additional other debt permitted by the 11.25% senior notes decreased from $400,000 to $150,000, although the Company may reclassify this debt to other permitted debt at any time.

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

         Debt for Equity Exchanges and Sales of Capital Stock: The Company has completed the following debt for equity exchanges during the thirty-nine weeks ended December 1, 2001.

Debt Exchanged                                                                Carrying            Common             Additional
                                                                               Amount             Stock               Paid-In
                                                                             Exchanged                                Capital
                                                                          ---------------     ---------------     ---------------
PCS facility                                                              $        14,478     $         1,769     $        13,867
RCF facility                                                                      169,906              26,370             158,388
5.25% convertible subordinated notes                                              205,308              29,750             307,686
6.00% dealer remarketable securities                                               79,885              12,382              55,633
10.50% notes due 2002                                                             119,134              16,115             114,223
                                                                          ---------------     ---------------     ---------------
                                                                          $       588,711     $        86,386     $       649,797
                                                                          ===============     ===============     ===============


         In addition to the debt for equity exchange transactions listed above, the Company sold approximately 80,083 shares of its common stock for net proceeds of $528,404, which resulted in an increase to common stock of $80,083, and additional paid in capital of $448,321.

         The Company issued approximately 2,122 shares of its Series C Convertible Preferred Stock in connection with the debt for equity exchanges. The Series C Convertible Preferred Stock converted into 21,217 shares of common stock on July 30, 2001, at which time the Series C Convertible Preferred Stock was retired.

         As a result of the above exchanges, the Company recognized an aggregate loss of $151,907 for the thirty-nine week period ended December 1, 2001. The amount of this loss related to the exchange of debt convertible into the Company's common stock is $132,713, and is classified as a component of operations. The remaining loss of $19,194 is classified as a component of the extraordinary loss.

         Lease Obligations: The Company surrendered certain renewal options contained in certain real estate leases on property previously sold and leased back to the Company and as a result these leases which were previously afforded sale and leaseback accounting treatment and have been reclassified as operating leases. This action resulted in a reduction of outstanding capital lease obligations of $850,792. Accordingly, the Company recognized a loss on lease modifications of $21,882 in the thirty-nine weeks ended December 1, 2001, and recorded a net deferred gain of $168,483, which will be amortized over the remaining noncancellable lease terms. In addition, the Company repaid certain obligations totaling $16,467 related to leasehold improvements.

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

         Guarantees: Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the new senior secured credit facility. These subsidiary guarantees are secured primarily by a first priority lien on the inventory, accounts receivable, prescription files, intellectual property and some real estate assets of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends and other payments from its subsidiaries to service payments due under the senior credit facility. Rite Aid Corporation's direct obligations under the senior credit facility are unsecured. The $21,879 aggregate principal amount of outstanding 10.5% senior secured notes are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are secured on a shared first priority basis with the new credit facility. The 12.5% senior secured notes due 2006 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, and are secured on a second priority basis by the same collateral as the new senior secured credit facility.

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

         As a result of the June 27, 2001 refinancing, the Company's interest rate swaps no longer qualify for hedge accounting treatment and therefore, the changes in fair value of these interest rate swap contracts is required to be recorded as a component of net loss. Accordingly, the Company recognized a charge of $31,047 representing the amount that the Company would have to pay the counter party to terminate these contracts as of that date. Subsequent changes in the market value of the interest rate swaps of $10,382, inclusive of cash payments, have been recorded on the income statement for the thirteen weeks ended December 1, 2001. This amount represents an adjustment to the aggregate expense projected to be recognized by the Company relating to the swaps. This adjustment is due to a reduction in market interest rates over the thirteen week period ended December 1, 2001. The termination liability was $31,276 as of December 1, 2001.

         Other: As a result of the above transactions, the Company has recorded an extraordinary loss on early extinguishment of debt of $66,589 (including $40,735 of deferred debt issue costs written-off), loss on debt and lease conversions and modifications of $21,882 and deferred debt issue costs of $73,972.

     Other Transactions

         Convertible Notes: The Company issued $250,000 of 4.75% convertible notes due December 2006 in November 2001. These notes were issued at a 3% discount resulting in cash proceeds of $242,500. These notes are unsecured and are effectively subordinate to the secured debt of the Company. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $6.50 per share, subject to adjustments to prevent dilution, at any time.

         Repurchase of Debt: The Company repurchased $22,715 of its 6.0% dealer remarketable securities due 2003 during the thirteen weeks ended December 1, 2001.

         Exchange: The Company is party to an agreement to exchange approximately 3,000 shares of its common stock for $21,300 aggregate liquidation preference of one of its subsidiary's 7% redeemable preferred stock. The number of shares of common stock to be issued will be based upon the average trading price of the common stock over a period of time to be determined. The transaction has not been consummated as of December 1, 2001. The redeemable preferred stock has a carrying value of $19,536 ($21,300 less unamortized discount of $1,764) as of December 1, 2001.

         Other: In March 2001, the Company sold its investment in AdvancePCS. Proceeds received from the sale were used to pay down $437,508 of borrowings under the PCS facility, and $46,596 of borrowings under the Exchange Debt.

         The aggregate annual principal payments of long-term debt and capital lease obligations for the remainder of fiscal 2002 and for the four succeeding fiscal years are as follows: 2002, $10,023; 2003, $223,849; 2004, $143,616;
2005, $84,967; 2006, $1,653,621 and $1,859,013 in 2007 and thereafter.

         The aggregate annual minimum lease payments of operating leases for the remainder of fiscal 2002 and for the four succeeding fiscal years are as follows: 2002, $148,454; 2003, $586,591; 2004, $555,138; 2005, $521,569; 2006,
$478,937 and $4,554,939 in 2007 and thereafter.

7. Stockholders' Equity (Deficit)

         On June 27, 2001, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $1.00 par value, from 600,000 to 1,000,000.

         On October 5, 2001, the Company exchanged all outstanding shares of Series B cumulative pay-in-kind preferred (Series B preferred stock) for an equal number of shares of 8% Series D cumulative pay-in-kind preferred stock (Series D preferred stock). The Series D preferred stock differs from the Series B preferred stock only in that the consent of holders of the Series D preferred stock is not required in order for the Company to issue shares of the Company's capital stock that are on parity with the Series D preferred stock with respect to dividends and distributions upon our liquidation, distribution or winding up.

         During the thirty-nine week period ended December 1, 2001, the Company issued, as a dividend, 202 shares of 8% Series D preferred stock at $100 per share, which is the liquidation preference. The Series D Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $5.50 per share, subject to adjustments to prevent dilution.

         In November 2000, the Company reduced the exercise price of approximately 16,684 stock options issued after December 4, 1999 to $2.75 per share, which represents the fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognizes compensation expense for these options using variable plan accounting. Under variable plan accounting, the Company recognizes compensation expense over the option vesting period. In addition, subsequent changes in the market value of the Company's common stock during the option period, or until exercised, will generate changes in the compensation expense recognized on the repriced options. The Company recognized a reduction of expense of $39,847 and $2,719 during the thirteen and thirty-nine week periods ended December 1, 2001, respectively, related to the repriced options.

         As of December 1, 2001, the stock-based and deferred compensation component of stockholders' equity is comprised of $31,026 related to the repriced options offset by $10,204 of deferred compensation.

         During fiscal 2002, in connection with the vesting of certain restricted shares of common stock, the Company made loans totaling approximately $5,900 to executive officers to provide them with funds to pay federal and state income taxes due upon the vesting. The loans bore interest and were secured on a non-recourse basis by the vested shares. On December 10, 2001, the executive officers repaid these loans utilizing the 1,140 shares securing those loans. This will result in a charge of $1,315 during the fourth quarter of fiscal 2002.

         During the thirteen week period ended December 1, 2001, the Company finalized an agreement with a service provider whereby the provider would receive shares of Company common stock in exchange for certain services. In connection with this agreement, the Company issued 241 shares of its common stock and recognized $1,797 of stock based compensation expense during the thirteen weeks ended December 1, 2001.

8. Commitments and Contingencies

         The Company is party to numerous legal proceedings, as described below.

     Federal investigations

         There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving the Company's financial reporting and other matters. Management is cooperating fully with the SEC and the United States Attorney. Settlement discussions have begun with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against the Company if the Company enters into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations.

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

     Stockholder litigation

         The Company, certain directors, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased the Company's securities on the open market between May 2, 1997 and November 10, 1999. Most of the complaints asserted claims under Sections 10 and 20 of the Securities Exchange Act of 1934, based upon the allegation that the Company's financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented the Company's financial position and results of operation for those periods. All of these cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, the Company announced that it had reached an agreement to settle the consolidated securities class action lawsuits pending there and in the Delaware Court of Chancery. Under the agreement, the Company will pay $45,000 in cash, which will be fully funded by the Company's officers' and directors' liability insurance, and issue shares of common stock in 2002. The shares will be valued over the 10 day trading period which began January 11, 2002. If the value determined is at least $7.75 per share, the Company will issue 20,000 shares. If the value determined is less than $7.75 per share, the Company has the option to deliver any combination of common stock, cash and short-term notes, with a total value of $155,000. As additional consideration for the settlement, the Company has assigned to the plaintiffs all of the Company's claims against the above named executives and KPMG LLP. On August 16, 2001, the district court approved the settlement. Certain of the nonsettling defendants have appealed the order. The Company cannot predict the outcome of that appeal. If the settlement does not become final, this litigation could result in a material adverse effect on the Company's results of operations, financial condition or cash flows. Several members of the class have elected to "opt-out" of the class and, as a result, approval of the settlement becomes final and they will be free to individually pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

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

     Drug pricing and reimbursement matters

         On October 5, 2000, the Company settled, for an immaterial amount, and without admitting any violation of the law, the lawsuit filed by the Florida Attorney General alleging that the Company's non-uniform pricing policy for cash prescription purchases was unlawful under Florida law. The filing of the complaint by the Florida Attorney General, and the Company's press release issued in conjunction therewith, precipitated investigations by the Attorneys General of certain other states (all of which have been closed without any significant cost to the Company) and the filing of several purported federal and state class actions, all of which (other than one pending in New York that was filed on October 5, 1999 and which the Company believes is without merit and immaterial in amount) have been dismissed. A motion to dismiss the action in New York is currently pending. On May 30, 2001, a complaint filed in New Jersey in which the plaintiff made similar allegations and which the trial court dismissed for failing to state a claim upon which relief could be based was reinstated by the appellate court.

         The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the Department of Justice. The Company believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. The Company cannot, however, predict their outcomes at this time. An individual acting on behalf of the United States of America, has filed a lawsuit in the United Stated District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The Department of Justice has advised the court that it intends to join this lawsuit, as is its right under the law; its investigation is continuing. The Company has filed a motion to dismiss the complaint for failure to state a claim. The Company has reached an agreement to settle these investigations and the lawsuit filed by the private individual for $7,225, which is subject to court approval. The Company has reserved $7,225 against this potential liability.

         These claims are ongoing and the Company cannot predict their outcome. If any of these cases result in a substantial monetary judgement against the Company or is settled on unfavorable terms, the Company's results of operations, financial position and cash flows could be materially adversely affected.

     Other

         The Company, together with a significant number of major U.S. retailers, have been sued by the Lemelson Foundation in a complaint which alleges that portions of the technology included in the Company's point-of-sale system infringe upon a patent held by the plaintiffs. The amount of damages sought is unspecified and may be material. The Company cannot predict the outcome of this litigation or whether it could result in a material adverse effect on the Company's results of operations, financial conditions or cash flows.

         The Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of the Company's management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on the Company's results of operations, financial condition, or cash flows if decided adversely.

9. Subsequent Events

         In December 2001, the Company entered into an agreement with another operator of retail drugstores under which the Company will exchange certain of its prescription files, fixed assets and inventory for certain prescription files, fixed assets and inventory owned by the other retailer. The party which transfers assets having a lesser aggregate value will make a cash payment to the other party in an amount necessary to equalize the value. The Company will account for this transaction as an exchange of non-monetary assets, and therefore, will record the assets received at the cost basis of the assets relinquished. In connection with this transaction, the Company plans to close 36 stores which held prescription files that are being transferred to other stores. The Company expects to incur a fourth quarter charge of approximately $40,000 related to these closings, which consists primarily of lease termination costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

            We operate 3,583 retail drugstores in 29 states and in the District of Columbia. We sell prescription drugs, which accounted for approximately 61.7% of our total sales during the first three quarters of 2002, and other products, which we refer to as front-end products, including non-prescription medications, health and beauty aids and personal care items, cosmetics, photo processing and convenience items. Until October 2, 2000, we operated a pharmacy benefit management services business.

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

            In October 1999, we announced that we had identified accounting irregularities and our former chairman and chief executive officer resigned. In November 1999, our former auditors resigned and withdrew their previously issued opinions on our financial statements for the fiscal years 1998 and 1999. Thereafter, the SEC and the U.S. Attorney for the Middle District of Pennsylvania began investigations into our affairs. In addition, the complaint in a securities class action lawsuit, which had been filed in March 1999, was amended to include allegations based upon the accounting irregularities we disclosed. In December 1999, a new senior management team was hired.

            At the time of their arrival, the new management team faced a series of immediate challenges. These included:

            o Deteriorating Store Operations. We experienced substantial operational difficulties during fiscal 2000. The principal problem was a decline in customer traffic and revenues due to inventory shortages, reduced advertising and uncompetitive prices on front-end products. By November 1999, our out-of-stock level had reached 29% and many popular products were not available in our stores. This situation resulted from liquidity constraints and concerns, tighter vendor credit terms and a delay in the opening of our distribution center in Perryman, MD, which caused delays in the shipment of seasonal merchandise. During fiscal 2000, we also suspended our practice of circulating regular newspaper advertising supplements. This disrupted customer traffic and adversely affected revenues. In order to offset the effects of these actions, former management raised the prices of front-end products above competitive levels. Customers rejected the higher prices and revenues continued to decline.

            o Inability to Access Capital Markets. From March 1995 through February 2000, we substantially increased our level of debt and placed a significant strain on our short-term liquidity. The problems were exacerbated by our inability to complete a planned public offering of equity securities to repay the $1.3 billion short-term credit facility due in October 1999, which had been established to support the commercial paper issuances used to acquire PCS. By June 1999, we had issued the maximum amount of commercial paper that was permitted under our credit facilities. In September 1999, we informed our banks that we anticipated being in default on various covenants under both our $1.3 billion PCS credit facility and our $1.0 billion general credit facility and in October 1999, Standard & Poor's and Moody's downgraded our credit rating. Following these events, we lost access to the commercial paper market.

            In response to the situation we faced, we completed the following:

            o Reduced our indebtedness from $6.6 billion on February 26, 2000 to $4.0 billion on December 1, 2001;

            o Improved our front-end same store sales growth from a negative 2.2% in fiscal 2000 to a positive 3.6% during the first three quarters of fiscal 2002 by improving store conditions and product pricing and launching a competitive marketing program;

            o Restated our financial statements for fiscal 1998 and fiscal 1999, engaged new auditors to audit our financial statements for fiscal 1998, fiscal 1999 and fiscal 2000, and resumed normal financial reporting;

            o Significantly reduced the amount of our indebtedness maturing prior to March 2005;

            o Settled, subject to appeal, the securities class action and related lawsuits for $45.0 million to be funded with insurance proceeds and $155.0 million of common stock, cash and/or notes to be issued and paid in January 2002;

            o Began implementing an initiative to improve all aspects of our supply chain, including buying practices, category management systems and other inventory issues;

            o Continued developing and implementing a comprehensive plan, which is ongoing, to address problems with our accounting systems and controls, and also resumed normal financial reporting; and

            o Completed the refinancing of our indebtedness. See "--Liquidity and Capital Resources--Refinancing" for further details.

            Recent Actions Affecting Operating Results. During fiscal 2001 and the first three quarters of fiscal 2002, we took a number of actions which had the short-term effect of significantly reducing our operating results but which management believes were nevertheless necessary. Actions taken in fiscal 2001 were: (i) the sale of PCS, which resulted in our recognizing a loss of $168.8 million and an increase in income tax expense of $146.9 million; (ii) the exchange of approximately $597.3 million of our debt for shares of our common stock, which resulted in an a net loss of $100.6 million; (iii) our decision to close or relocate certain stores, which resulted in an approximately $149.2 million charge included in the $388.1 million recorded charges for store closures and impairment; and (iv) the restatement and audit of our fiscal 1998 and fiscal 1999 financial statements and the related investigation conducted by our audit committee of prior accounting irregularities, which resulted in our incurring and recording $82.1 million of accounting and legal expense. In the first three quarters of fiscal 2002, the actions taken were (i) completion of the Refinancing, which extended the maturity of the majority of our debt, converted a portion of our debt to equity, and reclassified capital leases to operating leases, resulting in aggregate losses of $252.2 million and (ii) our decision to close or relocate certain stores, which resulted in a charge of $40.4 million. We anticipate taking actions in the future similar to some of those described above that may have a material negative impact upon our operating results for the period in which we take those actions or subsequent periods.

            Maturing Store Base. Since the beginning of fiscal 1997, we built 473 new stores, relocated 956 stores, remodeled 462 stores and closed 1,211 stores. These new, relocated and remodeled stores represented approximately 50% of our total stores at December 1, 2001. The new and relocated stores opened in recent years are generally larger, freestanding stores with higher operating expenses than our older stores. New stores generally do not become profitable until a critical mass of customers is developed. Relocated stores also must attract additional customers to achieve comparable profitability to the store that was replaced. We believe that the period of time required for a new store to achieve profitable operations is generally two to four years. This period can vary significantly based on the location of a particular store and on other factors, including the investments made in purchasing prescription files for the location and advertising. Our recent liquidity constraints have limited our ability to purchase prescription files and make other investments to promote the development of our new and relocated stores. We believe that our relatively high percentage of new and relocated stores is a significant factor in our recent operating results. However, we believe that as these newer stores mature they should gain the critical mass of customers needed for profitable operations. This continuing maturation should positively affect our operating performance in future periods. If we are not able to improve the performance of these new and relocated stores, it will adversely affect our ability to restore the profitability of our operations.

            Substantial Accounting, Legal and Investigation Expenses. We have incurred substantial expenses in connection with the process of reviewing and reconciling our books and records, restating our fiscal 1998 and fiscal 1999 statements, investigating our prior accounting practices and preparing our financial statements. Included in these expenses are the costs of the Deloitte & Touche LLP audits, the investigation by the law firm of Swidler, Berlin, Shereff, Friedman, LLP assisted by Deloitte & Touche LLP, conducted for our audit committee concerning the accounting irregularities which led to the restatement of our financial statements for fiscal 1998 and fiscal 1999 and the costs of retaining Arthur Andersen LLP to assist management in reviewing and reconciling our books and records. We incurred $82.1 million in fiscal 2001, $14.5 million in the first three quarters of fiscal 2002, and we expect to incur $2.0 million to $5.0 million in the remainder of fiscal 2002. We anticipate that we will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which we are subject.

            Dilutive Equity Issuances. At December 1, 2001, 516.2 million shares of common stock were outstanding and additional 189.8 million shares of common stock were issuable related to outstanding stock options, convertible notes, preferred stock, warrants and shares committed to be issued in connection with the settlement of certain litigation. During the first three quarters of fiscal 2002, we issued 86.4 million shares of common stock in exchange for $588.7 million of indebtedness. See "--Liquidity and Capital Resources--Refinancing" for further details. Included in the issuable shares are 38.5 million shares issuable upon the conversion of the 4.75% convertible notes due 2006.

            In light of our substantial leverage and liquidity constraints, we will continue to consider opportunities to use our equity securities to discharge debt or other obligations that may arise. Such issuances may have a dilutive effect on the outstanding shares of common stock.

            Accounting Systems. Following its review of our books and records in connection with our fiscal 2000 audit, management concluded that further steps were needed to establish and maintain the adequacy of our internal accounting systems and controls. In connection with the audit of our financial statements, Deloitte & Touche LLP advised us that it believed there were numerous "reportable conditions" under the standards established by the American Institute of Certified Public Accountants which relate to our accounting systems and controls that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. We are further developing and implementing comprehensive, adequate and reliable accounting systems and controls which address the reportable conditions identified by Deloitte & Touche LLP.

            Sale of PCS. On October 2, 2000, we sold PCS, our PBM segment, to Advance Paradigm (now AdvancePCS). The selling price of PCS consisted of $710.5 million in cash, $200.0 million in principal amount of Advance PCS's 11% promissory notes and AdvancePCS equity securities. Accordingly, the PBM segment is reported as a discontinued operation for all periods presented in the accompanying financial statements, and the operating income of the PBM segment through October 2, 2000, the date of sale, is reflected separately from the income from continuing operations. The loss on disposal of the PBM segment was $168.8 million. Additionally, we recorded an increase to the tax valuation allowance and income tax expense of $146.9 million in the first quarter of fiscal 2001 in continuing operations.

            Working Capital. We generally finance our inventory and capital expenditure requirements with internally generated funds and borrowings. We expect to use borrowings to finance inventories and to support our continued growth. Approximately 75% of our front-end sales are in cash. Third-party insurance programs, which typically settle in fewer than 30 days, accounted for 90.3% and 92.0% of our pharmacy revenues and 53.7% and 56.9% of our revenues in fiscal 2001 and the first three quarters of fiscal 2002, respectively.

            Seasonality. We experience seasonal fluctuations in our results of operations in the fourth fiscal quarter as the result of the seasonal nature of Christmas and the flu season. We also tailor certain front-end merchandise to capitalize on holidays and seasons. This leads to an increase in revenues during our fourth quarter.

            Industry Trends. It is anticipated that pharmacy sales in the United States will increase 75% over the next five years. This anticipated growth is expected to be driven by the "baby boom" generation entering their fifties, the increasing life expectancy of the American population, the introduction of several new drugs and inflation. The retail drugstore industry is highly fragmented and has been experiencing consolidation. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. We expect to continue to compete on the basis of price and convenience, particularly in front-end products and therefore will continue to focus on programs designed to improve our image with customers. Prescription drug sales continue to represent a greater portion of our new business due to the general aging of the population, the use of pharmaceuticals to treat a growing number of healthcare problems, and the introduction of a number of successful new prescription drugs. In fiscal 2001 and the first three quarters of fiscal 2002, we were reimbursed by third-party payors for approximately 90.3% and 92.0%, respectively, of all of the prescription drugs that we sold. If third-party payors reduce their reimbursement levels or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales would be reduced and the profitability of our business could be adversely affected.

Results of Operations

Revenues and Other Operating Data

                                                         Thirteen Week Period Ended            Thirty-Nine Week Period Ended
                                                    -----------------------------------     -----------------------------------
                                                      December 1,         November 25,        December 1,         November 25,
                                                         2001                 2000               2001                 2000
                                                    ---------------     ---------------     ---------------     ---------------

Revenues                                            $     3,732,079     $     3,531,691     $    11,133,286     $    10,413,346
Revenue growth                                                  5.7%                7.7%                6.9%                5.9%
Same store sales growth                                         6.9%               10.0%                8.3%                8.5%
Pharmacy sales growth                                           8.5%                9.1%                9.6%                8.0%
Same store pharmacy sales growth                               10.6%               11.0%               11.4%               10.3%
Pharmacy as a % of total sales                                 62.5%               60.3%               61.7%               60.0%
Third party sales as a % of total pharmacy
sales                                                          92.2%               90.7%               92.0%               90.1%
Front-end sales growth (decline)                               (0.8)%               5.5%                1.9%                3.2%
Same store front end sales growth                               1.2%                8.4%                3.6%                5.9%
Front end sales as a % of total sales                          37.5%               39.7%               38.2%               40.0%
Store data:
Total stores (beginning of period)                            3,594               3,767               3,648               3,802
New stores                                                        4                --                     7                   5
Closed stores                                                   (15)                (25)                (72)                (65)
Store acquisitions, net                                        --                  --                  --                  --
Total stores (end of period)                                  3,583               3,742               3,583               3,742
Relocated stores                                                  3                  14                  11                  57


     Revenues

         The 5.7% and 6.9% growth in revenues for the thirteen and thirty-nine week periods ended December 1, 2001 were driven predominately by pharmacy sales growth of 8.5% and 9.6%, respectively. Same store sales growth for the thirteen and thirty-nine week periods ended December 1, 2001 was 6.9% and 8.3%, respectively. As the prior fiscal year was a 53 week year, same store sales for the thirteen and thirty-nine week periods ended December 1, 2001 are calculated by comparing that period with the thirteen and thirty-nine week periods ended December 2, 2000.

         For the thirteen and thirty-nine week periods ended December 1, 2001, pharmacy sales led revenue growth with same-store sales increases of 10.6% and 11.4%, respectively. Pharmacy same store sales increases are due to an increase in both prescriptions filled and sales price per prescription. Factors contributing to pharmacy same store sales increases include inflation, our ability to attract and retain managed care customers, our reduced cash pricing, our increased focus on pharmacy initiatives such as will call and predictive refill, and favorable industry trends. These trends include an aging American population with many "baby boomers" now in their fifties and consuming a greater number of prescription drugs. The use of pharmaceuticals as the treatment of choice for a growing number of healthcare problems and the introduction of a number of successful new prescription drugs also contributes to the growing demand for pharmaceutical products.

         Front-end sales, which includes all non-prescription sales such as seasonal merchandise, convenience items and food had same store sales growth of 1.2% and 3.6% in the thirteen and thirty-nine week periods ended December 1, 2001, respectively. The same store sales increase was primarily a result of increased sales volume due to lowering prices on key items, distributing a nationwide weekly advertising circular, expanding certain product categories and improving general store conditions.

Costs and Expenses

                                                         Thirteen Week Period Ended            Thirty-Nine Week Period Ended
                                                    -----------------------------------     -----------------------------------
                                                      December 1,         November 25,        December 1,         November 25,
                                                         2001                 2000               2001                 2000
                                                    ---------------     ---------------     ---------------     ---------------

Cost of goods sold                                  $     2,923,759     $     2,713,988     $     8,636,889     $     8,005,474
Gross profit                                                808,320             817,703           2,496,397           2,407,872
Gross margin                                                   21.7%               23.2%               22.4%               23.1%
Selling, general and administrative
expenses                                                    801,453             810,900           2,469,452           2,491,090
Selling, general and administrative
expenses as a percentage of revenues                           21.5%               22.9%               22.2%               23.9%
Goodwill amortization                                         5,200               5,058              15,823              16,759
Store closing and impairment charges                         18,652              95,571              40,393             199,742
Interest expense                                             82,515             146,122             313,581             499,871
Interest rate swap contracts                                 10,382                --                41,429                --
(Gain) loss on debt and lease conversions
and modifications, net                                          (56)              8,306             154,539              92,095
Share of loss from equity investment                          1,697               6,484              12,092              30,554
(Gain) loss on sale of assets and
investments, net                                                694             (13,491)            (50,761)              3,035


     Cost of Goods Sold

         Gross margin was 21.7% for the thirteen week period ended December 1, 2001 compared to 23.2% for the thirteen week period ended November 25, 2000. Gross margin was negatively impacted by the continuing trend of inflation, increased third party reimbursed prescription sales as a percent of total prescription sales and lower cash prices on pharmacy sales. The increase in third party prescription sales had a negative impact on gross margin rates because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical, and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Third party sales as a percentage of total pharmacy sales were 92.2% for the thirteen week period ended December 1, 2001 compared to 90.7% for the thirteen week period ended November 25, 2000, respectively. In addition, the reclassification of certain leases from capital to operating in the refinancing caused an increase in occupancy costs in the thirteen weeks ended December 1, 2001.

         Gross margin was 22.4% for the thirty-nine week period ended December 1, 2001, compared to 23.1% for the thirty-nine week period ended November 25, 2000. Gross margin was negatively impacted by the continuing trend of increased third party reimbursed prescription sales as a percent of total prescription sales, higher shrink costs, and lower cash prices on pharmacy sales. In addition, the reclassification of certain leases from capital to operating in the refinancing caused an increase in occupancy costs.

         We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $15.0 and $45.0 million for the thirteen and thirty-nine week periods ended December 1, 2001 versus $10.8 million and $22.4 million for the thirteen and thirty-nine week periods ended November 25, 2000.

     Selling, General and Administrative Expenses

         The selling, general and administrative expense ("SG&A") for the thirteen week period ended December 1, 2001 includes $5.5 million of expenses incurred in connection with our defense of shareholder litigation and assisting with various governmental investigations. Offsetting this amount is $39.4 million of non-cash income related to variable plan accounting on certain management stock options, restricted stock grants and stock appreciation rights. Excluding these items, SG&A as a percentage of revenues was 22.4% for the thirteen week period ended December 1, 2001. SG&A for the thirteen week period ended November 25, 2000, includes $21.9 million of costs incurred with the restatement of our historical financial statements primarily offset by a $20.0 million increase in estimated insurance recovery related to the settlement of the stockholder's class action lawsuit. Excluding these items, SG&A as a percentage of revenue remained 22.9% for the thirteen week period ended November 25, 2000. SG&A exclusive of these items in the thirteen week period of the current fiscal year of 22.4% is slightly favorable to the adjusted 22.9% of the prior year's comparable period because of decreased labor charges and better leveraging of our fixed costs resulting from our higher sales volume.


         SG&A for the thirty-nine week period ended December 1, 2001 includes $14.5 million of expenses incurred in connection with our defense of shareholder litigation and assisting with various governmental investigations. Also included in the SG&A expense for the thirty-nine week period ended December 1, 2001, is a net expense of $2.9 million for the accrual of anticipated loss on certain legal matters and $2.9 million of non-cash expense related to variable plan accounting on certain management stock options, restricted stock grants and stock appreciation rights. Offsetting these amounts are receipts of $41.3 million for the settlement of litigation with certain drug manufacturers. Excluding these items, SG&A as a percentage of revenues was 22.4% for the thirty-nine week period ended December 1, 2001. SG&A for the thirty-nine week period ended November 25, 2000 includes $73.4 million of costs incurred with the restatement of our historical financial statements, offset by a receipt of $12.3 million related to the partial settlement of litigation with certain drug manufacturers and a $20.0 million increase in estimated insurance recovery related to the settlement of the shareholder's class action lawsuit. Excluding these items, SG&A as a percentage of revenue was 23.5% for the thirty-nine week period ended November 25, 2000. SG&A exclusive of these items in the period of the current fiscal year of 22.4% compares favorably to the adjusted 23.5% of the prior year's comparable period because of decreased labor charges, decreased depreciation and amortization and occupancy charges resulting from a reduced store count, and better leveraging of our fixed costs resulting from our higher sales volume.

     Store Closing and Impairment Charges

         Store closing and impairment charges consist of:

                                                         Thirteen Week Period Ended            Thirty-Nine Week Period Ended
                                                    -----------------------------------     -----------------------------------
                                                      December 1,         November 25,        December 1,         November 25,
                                                         2001                 2000               2001                 2000
                                                    ---------------     ---------------     ---------------     ---------------

Impairment charges                                  $         8,060     $        44,518     $        24,613     $        70,342
Store and equipment lease exit charges                       10,590              22,601              15,437              23,703
Impairment of other assets                                        2              28,452                 343             105,697
                                                    ---------------     ---------------     ---------------     ---------------

                                                    $        18,652     $        95,571     $        40,393     $       199,742
                                                    ===============     ===============     ===============     ===============


         Impairment Charges. Impairment charges include non-cash charges of $8.1 million and $44.5 million for the thirteen week periods ended December 1, 2001 and November 25, 2000, respectively, for the impairment of long-lived assets (including allocable goodwill) at 23 and 142 stores, respectively. Impairment charges include non-cash charges of $20.4 million and $70.3 million for the thirty-nine week periods ended December 1, 2001 and November 25, 2000, respectively, for the impairment of long-lived assets (including allocable goodwill) at 53 and 244 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store. Included in impairment charges for the thirty-nine week period ended December 1, 2001 are $4.2 million of costs related to software.

         We have an investment in the common stock of drugstore.com, which is accounted for under the equity method. The initial investment was valued based upon the initial public offering price of drugstore.com. During the thirty nine week period ended November 25, 2000, we recorded a write-down of $105.7 million of our investment in drugstore.com. This write-down was based on a decline in the market price of drugstore.com's stock that we believe is other than temporary. As of December 1, 2001, we have no remaining recorded value for our investment in drugstore.com's common stock.

         Store and Equipment Lease Exit Costs. Charges incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. During the thirteen week periods ended December 1, 2001 and November 25, 2000 we recorded a provision for 9 and 72 stores, respectively, that were designated for closure. During the thirty-nine week periods ended December 1, 2001 and November 25, 2000, we recorded a provision for 42 and 106 stores, respectively, that were designated for closure. Also included in this line are charges of $1.3 million incurred in the thirty-nine weeks ended December 1, 2001, related to the early termination of an equipment lease.

         In December 2001, we entered into an agreement with another operator of drugstores under which we will exchange certain of our prescription files, fixed assets and inventory for certain prescription files, fixed assets and inventory owned by the other retailer. In connection with this transaction, we plan to close 36 stores which held prescription files that are being transferred to other stores. We expect to incur a fourth quarter charge of approximately $40.0 million related to these closings, which consists primarily of lease termination costs.

     Interest Expense

         Interest expense was $82.5 and $313.6 million for the thirteen and thirty-nine week periods ended December 1, 2001, compared to $146.1 and $499.9 million in the thirteen and thirty-nine week periods ended November 25, 2000. Interest expense for the thirteen and thirty nine week periods ended November 25, 2000 was favorably impacted by a reversal (resulting from the settlement of a contract) of $20.0 million of previously amortized cost of issuance related to financing effected in October 1999. The decrease was due to the reduction of debt resulting from the sale of PCS, debt for equity exchanges and the June 2001 refinancing. The weighted average interest rates, excluding capital leases, on our indebtedness for the thirteen week periods ended December 1, 2001 and November 25, 2000 were 8.1% and 8.6%, respectively.

     Interest Rate Swap Contracts

         We entered into interest rate swap contracts to hedge the exposure to increasing rates with respect to our variable rate debt. As a result of the June 2001 refinancing, the interest rate swap contracts no longer qualify for hedge accounting treatment and therefore, the changes in fair value of these interest rate swap contracts is required to be recorded as a component of net loss. Accordingly, we recognized a charge of $31.0 million representing the amount that we would have to pay the counter party to terminate the contracts as of that date. Subsequent changes in the market value of the interest rate swaps of $10.4 million, inclusive of cash payments, has been recorded on the income statement for the thirteen weeks ended December 1, 2001. This amount represents an adjustment to the aggregate expense projected to be recognized relating to the swaps. This adjustment is due to a reduction in market interest rates over the thirteen weeks ended December 1, 2001. Our termination liability is $31.3 million as of December 1, 2001.

     Income Taxes

         The Federal tax benefit for the thirteen and thirty-nine week periods ended December 1, 2001 and November 25, 2000 is fully offset by a valuation allowance based on management's determination that, based on available evidence, it is more likely than not that certain of the deferred tax assets will not be realized. The state tax provision reflects taxable income in certain states which do not allow combined or consolidated returns which would have benefited from the groups' loss. The income tax provision for the thirteen and thirty-nine week periods ended November 25, 2000 reflects the effect of the decision to sell PCS and to discontinue the operations of our PBM segment.

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

     Other Significant Charges

         The net loss from continuing operations for the thirteen week periods ended December 1, 2001 and November 25, 2000 was $112.8 million and $241.2 million, respectively. The net loss from continuing operations for the thirty-nine week periods ended December 1, 2001 and November 25, 2000 was $503.2 million and $1,069.7 million, respectively. In addition to the matters discussed above, our results in the thirteen and thirty-nine week periods ended December 1, 2001 and November 25, 2000 have been affected by other charges. In the thirteen week periods ended December 1, 2001 and November 25, 2000, we recorded $1.7 million and $6.5 million representing our share of drugstore.com losses. We also recorded a loss of $8.3 million on debt and lease conversions and modifications in the thirteen week period ended November 25, 2000. In the thirty-nine week periods ended December 1, 2001 and November 25, 2000, we recorded pre-tax losses of $154.5 million and $92.1 million on debt and lease conversions and modifications and losses of $12.1 million and $30.6 million representing our share of drugstore.com losses. In addition, we recorded an extraordinary loss of $66.6 million in the thirty-nine week period ended December 1, 2001, related to early extinguishment of debt in the refinancing. We also recorded a gain of $53.2 million in the thirty-nine week period ended December 1, 2001 resulting from the sale of AdvancePCS securities. Additionally, for the thirteen and thirty-nine week periods ended November 25, 2000, we recorded a reduction of loss (loss) net of income taxes of $135.5 million and ($199.2) million on the disposal of the PBM segment, respectively. As a result of the decision to dispose of the PBM segment, we recognized an increase in the income tax valuation allowance of $146.9 million for the thirty-nine week period ended November 25, 2000.

Liquidity and Capital Resources

         We have two primary sources of liquidity: (i) cash provided by operations and (ii) the revolving credit facility under our new senior secured credit facility. The senior secured credit facility also allows us, at our option, to issue up to $643.0 million of unsecured debt that is not guaranteed by any of our subsidiaries, reduced by the following debt to the extent incurred: (i) $150.0 million of financing transactions of existing owned real estate; (ii) $393.0 million of additional debt secured by the facility's collateral on a second priority basis; and (iii) $100.0 million of financing transactions for property or assets acquired after June 27, 2001. The $643.0 million of permitted debt, whether secured or unsecured, is reduced by the aggregate outstanding, undefeased balances of the 5.25% convertible subordinated notes, the 6.0% dealer remarketable securities and the 4.75% convertible notes (see "Other Transactions" below). As of December 1, 2001, we had outstanding principal balances of $152.0 million, $85.1 million and $250.0 million of the 5.25% convertible subordinated notes, 6.0% dealer remarketable securities and 4.75% convertible notes, respectively. Our 11.25% senior notes due July 2008 also permit $150.0 million of real estate financing, $400.0 million of additional other debt and $600.0 million of additional permitted debt, which includes allowing us to increase our senior secured credit facility. The issuance of 4.75% convertible notes reduced additional other debt permitted by our 11.25% senior notes due 2008 to $150.0 million, although we may reclassify this debt to other permitted debt at any time. During the thirty-nine week period ended December 1, 2001, operations did not provide sufficient cash to fund our working capital needs. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, and to provide funds for capital expenditures.

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

         Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. On December 1, 2001, the term loan was fully drawn except for $21.5 million, which is available and may be drawn to pay for the remaining outstanding 10.5% senior secured notes when they mature on September 15, 2002. At December 1, 2001, we had $417.6 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $82.4 million.

         High Yield Notes: We issued $150.0 million of 11.25% senior notes due July 2008 in a private placement offering. These notes are unsecured and are effectively subordinate to our secured debt.

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

         Lease Obligations: We relinquished certain renewal options which had been available under the terms of certain real estate leases on property previously sold and leased back, reclassified the related leases as operating leases thereby reducing outstanding capital lease obligations by $850.8 million.

         Impact on Results of Operations for Fiscal 2002: As a result of the refinancing, we: i) recorded an extraordinary loss on early extinguishment of debt of $66.6 million; ii) recognized a loss of $21.9 million related to debt and lease conversions and modifications; and iii) recognized a charge of $31.0 million related to our interest rate swap agreements.

         On a prospective annual basis, the refinancing will reduce depreciation and amortization expense by approximately $4.0 million but increase rent expense by approximately $57.0 million. Interest expense is also expected to decrease due to the refinancing, debt for equity exchanges affected prior to June 3, 2001, and the repayment of debt related to the sale of the AdvancePCS investments. Prospective annual interest expense is estimated to be $350.0 million to $370.0 million of which $300.0 million to $320.0 million is cash interest.

Other Transactions

         Convertible Notes: In November 2001, we issued $250.0 million of 4.75% convertible notes due December 2006. These notes were issued at a 3% discount resulting in cash proceeds of $242.5 million. These notes are unsecured and are effectively subordinate to our secured debt. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion price of $6.50 per share, subject to adjustments to prevent dilution, at any time.

         Repurchase and Debt: We repurchased $22.7 million of our 6.0% dealer remarketable securities due 2003 during the thirteen weeks ended December 1, 2001.



Net Cash Provided by/Used in Operating, Investing and Financing Activities

     Cash Flows

         Our operating activities used $309.8 million of cash in the thirty-nine week period ended December 1, 2001 and $768.0 million of cash in the thirty-nine week period ended November 25, 2000. Operating cash flow was negatively impacted by $314.5 million in interest payments.

         Cash provided by investing activities was $348.0 million for the thirty-nine week period ended December 1, 2001, due primarily to the sale of the securities we received in our sale of AdvancePCS. Cash provided by investing activities was $683.7 million for the thirty-nine week period ended November 25, 2000, due primarily to proceeds from the sale of discontinued operations. Cash used for capital expenditures amounted to $146.5 million for the thirty nine-week period ended December 1, 2001, see "Capital Expenditures" section below for more detail.

         Cash (used in) provided by financing activities was $(36.2) million and $13.1 million for the thirty-nine week periods ended December 1, 2001 and November 25, 2000, respectively. Proceeds from the issuance of the new senior credit facility, issuance of common stock, and the sale of our AdvancePCS securities were all used to pay down a significant portion of our debt, which significantly impacted cash used in financing activities in the thirty-nine week period ended December 1, 2001. Partially offsetting the cash used in financing activities for the thirty-nine week period ended December 1, 2001 were proceeds of $242.5 million from the issuance of convertible notes.

     Working Capital

         Working capital was $1,382.5 million at December 1, 2001, compared to $1,955.9 million at March 3, 2001. The decrease in working capital is primarily due to the sale of the securities we received in our sale of AdvancePCS, proceeds of which were used to pay down long-term debt, as well as the increase in current maturities of long-term debt. Net working capital was also impacted by the reclassification of the previously classified non-current portion of the liability relating to the stockholder litigation settlement as a current liability.

     Capital Expenditures

         We plan capital expenditures of approximately $100.0 million to $110.0 million during fiscal 2002, consisting of $45.0 million to $50.0 million related to new store construction, store relocation and other store construction projects, and an additional $55.0 million to $60.0 million which will be dedicated to other store improvement activities and the purchase of prescription files from independent pharmacists. In addition, as part of the June 27, 2001 refinancing, we expended $82.6 million related to the termination of an operating lease and the corresponding purchase of equipment. We expect that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility. During the thirty-nine week period ended December 1, 2001, we spent $155.6 million on capital expenditures, consisting of $38.0 million related to new store construction, store relocation and other store construction projects. An additional $35.0 million was related to other store improvement activities and the purchase of prescription files from independent pharmacists and $82.6 million in conjunction with the refinancing.

Future Liquidity

         We are highly leveraged. Our high level of indebtedness: (a) limits our ability to obtain additional financing; (b) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (c) places us at a competitive disadvantage relative to our competitors with less debt; (d) renders us more vulnerable to general adverse economic and industry conditions; and (e) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowing under the senior secured credit facility and our other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales may require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents, if required. Our inability to obtain any necessary consent or relief could have a material adverse effect on us.

Recent Accounting Pronouncements

         In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective as follows: (a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). SFAS 142 is effective for the fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating the provisions of SFAS 142 and have not adopted such provisions in our December 1, 2001 condensed consolidated financial statements. At December 1, 2001, unamortized goodwill was $723.0 million.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 retains the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 modifies SFAS 121 in that it eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 also modifies APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to require discounted operations presentation in the income statement for a component of an entity that is to be disposed. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is encouraged. We are currently evaluating the provisions of SFAS 144 and have not adopted such provisions in our December 1, 2001 condensed consolidated financial statements.

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

         The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of December 1, 2001.

                                                                       Fiscal Year
                                                                     ---------------
                                  2002                2003                 2004                2005               2006
                             ---------------     ---------------     ---------------     ---------------     ---------------
                                         (dollars in thousands)
Long-term debt, including
current portion
   Fixed rate                $         7,942     $       205,441     $       123,472     $        62,528     $     1,267,937
   Average Interest Rate                6.80%               6.60%               7.39%              10.55%               9.37%

   Variable Rate                        --                  --                  --                  --               378,462
   Average Interest Rates               --                  --                  --                  --                  7.19%

Interest Rate Swaps                     --                  --                  --                  --                  --

                                                                       Fair Value
                                                                           at
                               Thereafter             Total         December 1, 2001
                             ---------------     ---------------    ----------------

Long-term debt, including
current portion
   Fixed rate                $     1,705,428     $     3,372,748     $     2,999,077
   Average Interest Rate                7.57%               8.22%

   Variable Rate                        --       $       378,462     $       378,462
   Average Interest Rates               --                  7.19%

Interest Rate Swaps                     --                  --       $       (31,276)


         In June 2000, we refinanced certain variable and fixed-rate obligations maturing in fiscal years 2001 and 2002 and entered into an interest rate swap that fixes the LIBOR component of $500.0 million of our variable-rate debt at 7.083% for a two-year period. In July 2000, we entered into an additional interest rate swap that fixes the LIBOR component of an additional $500.0 million of variable rate debt at 6.946% for a two year period. The variable rate debt that had interest rates fixed by the two interest rate swaps were included with fixed rate debt in the above table. As of December 1, 2001, 10.1% of our total debt is exposed to fluctuations in variable interest rates.

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

         As of December 28, 2001, we had one credit facility: the $1.9 billion syndicated senior secured credit facility. The ratings on this facility were BB-by Standard & Poor's and B1 by Moody's. The interest rates on the variable rate borrowings on this facility are LIBOR plus 3.50%.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On December 24, 2001, the time for appeal of the judgement in the store management overtime litigation expired and the judgement became final.

Item 2. Changes in Securities and Use of Proceeds

(a) none

(b) none

(c) We sold the following equity securities during the period covered by this report that were not registered under the Securities Act:

         o On November 19, 2001, we issued and sold to a group of institutional investors $250.0 million aggregate principal amount of new 4.75% Convertible Notes Due December 1, 2006. We issued the 4.75% notes to the initial purchasers at a 3% discount. The 4.75% convertible notes are convertible into shares of our common stock at any time, unless we previously have redeemed or repurchased the 4.75% convertible notes or unless the 4.75% convertible notes previously have matured. Holders of the 4.75% convertible notes called for redemption or repurchase are entitled to convert their notes to and including, but not after, the close of business on the date fixed for redemption or repurchase, as the case may be. The 4.75% convertible notes were issued in a transaction exempt from registration in reliance on Rule 144A of the Securities Act.

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

         None.


Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report.

Exhibit
Numbers                          Description                                            Incorporation by Reference to
-------                          -----------                                            -----------------------------
 3.1        Restated Certificate of Incorporation dated December 12, 1996      Exhibit 3(i) to Form 8-K filed on November 2, 1999

 3.2        Certificate of Amendment to the Restated Certificate of            Exhibit 3(ii) to Form 8-K filed on November 2, 1999
            Incorporation dated October 25, 1999

 3.3        Series C Preferred Stock Certificate of Designation dated June     Exhibit 3.3 to Form S-1 filed on July 12, 2001
            26, 2001

 3.4        Certificate of Amendment to Restated Certificate of                Exhibit 3.4 to Form S-1 filed on July 12, 2001
            Incorporation dated June 27, 2001

 3.5        8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock     Exhibit 3.5 to the 10-Q filed on October 12, 2001
            Certificate of Designation dated October 3, 2001.

 3.6        By-laws, as amended on November 8, 2000                            Exhibit 3.1 to Form 8-K filed on November 13, 2000

 4.1        Indenture, dated as of June 27, 2001, between Rite Aid             Exhibit 4.7 to Form S-1 filed on July 12, 2001
            Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured
            Notes due 2006.

 4.2        Indenture, dated as of June 27, 2001 between Rite Aid              Exhibit 4.8 to Form S-1 filed on July 12, 2001
            Corporation, as issuer and BNY Midwest Trust Company, as
            trustee, related to the Company's 11 3/4% Senior Notes due 2008

 4.3        Indenture, dated as of November 19, 2001, between Rite Aid         Filed herewith
            Corporation as issuer, and BNY Midwest Trust Company, as
            trustee, related to the Company's 4.75% Convertible Notes due
            December 1, 2006.

 4.4        Registration Rights Agreement, dated as of November 19, 2001,      Filed herewith
            between Rite Aid Corporation, as issuer, and Salomon Smith
            Barney, Inc. and J.P. Morgan Securities Inc., as the initial purchasers related to the Company's 4.75% Convertible Notes due
            December 1, 2006.


10.1        Exchange Agreement, dated as of October 3, 2001, by and among      Exhibit 10.60 to Form 10-Q filed on October 12, 2001.
            Rite Aid Corporation and Green Equity Investors III, L.P.

10.2        Amendment Number 1 to the Registration Rights Agreement dated      Exhibit 10.61 to Form 10-Q filed on October 12, 2001.
            as of October 27, 1999, dated as of October 3, 2001, by and among Rite Aid Corporation and Green Equity Investors III, L.P.

10.3        Amendment Number 1 to the Senior Credit Agreement dated June       Exhibit 10.62 to Form 10-Q filed on October 12, 2001.
            27, 2001, dated as of September 19, 2001, among Rite Aid
            Corporation, the Banks (as defined therein), Citicorp USA,
            Inc., as a Swingline Bank, as an Issuing Bank and as
            administrative agent for the Banks, Citicorp USA, Inc., as collateral agent for the Banks and The Chase Manhattan Bank,
            Credit Suisse First Boston and Fleet Retail Finance, Inc., as
            syndication agents.

10.4        Purchase Agreement dated as of November 13, 2001 between Rite      Filed herewith
            Aid Corporation, as issuer, and Salomon Smith Barney, Inc. and
            J.P. Morgan Securities Inc., as representatives of the Initial
            Purchasers of the Company's 4.75% Convertible Notes due 2006

11 Statements re Computation of Loss Per Share (See Note 2 to the condensed consolidated financial statements)


------
(b) Rite Aid Corporation has filed the following Current Reports on Form 8-K in the thirteen week period ended December 1, 2001:

             None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: January 15, 2002

                                               RITE AID CORPORATION
                                               By: /s/ ELLIOT S. GERSON
                                               Elliot S. Gerson
                                               Senior Executive Vice President
                                               and General Counsel

         Date: January 15, 2002

                                               By: /s/ JOHN T. STANDLEY
                                               John T. Standley
                                               Senior Executive Vice President
                                               and Chief Financial Officer