Form 10-K
period 2002-03-02
RITE AID CORP
filed 2002-05-07
CIK 84129

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-K
                                ----------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For The Fiscal Year Ended March 2, 2002
                                       OR

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

                                ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                                  Name of each exchange
                      Title of each class                                          on which registered
                      -------------------                                          -------------------
                 Common Stock, $1.00 par value                                   New York Stock Exchange
                                                                                    Pacific Exchange



        Securities registered pursuant to Section 12(g) of the Act: None

                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on May 1, 2002 was approximately $1,086,492,393. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

   As of May 1, 2002 the registrant had outstanding 515,113,894 shares of common stock, par value $1.00 per share.
===============================================================================

                               TABLE OF CONTENTS


                                                                                                                               Page
                                                                                                                               ----
PART I.....................................................................................................................       2

     ITEM 1.  Business.....................................................................................................       2

     ITEM 2.  Properties...................................................................................................       6

     ITEM 3.  Legal Proceedings............................................................................................       8

     ITEM 4.  Submission of Matters to a Vote of Security Holders..........................................................      10

PART II....................................................................................................................      11

     ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters........................................      11

     ITEM 6.  Selected Financial Data......................................................................................      11

     ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................      13

     ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks..................................................      30

     ITEM 8.  Financial Statements and Supplementary Data..................................................................      31

     ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................      31

PART III...................................................................................................................      32

PART IV....................................................................................................................      33

     ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................................      33

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

   o merchandise supply constraints or disruptions; and

   o access to capital.

   We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Factors Affecting Our Future Prospects" included in this annual report on Form 10-K.

                                     PART I


Item 1. Business

Overview

   We are the third largest retail drugstore chain in the United States. We operate 3,497 retail drugstores in 28 states and in the District of Columbia. We have a first or second market position in 55 of the 117 major U.S. metropolitan markets in which we operate. We sell prescription drugs, which accounted for approximately 61.3% of our total sales during fiscal 2002. Our drugstores filled over 202 million prescriptions during fiscal 2002. Our drugstores also offer other products, which we refer to as front-end products, including nonprescription medications, health and beauty aids and personal care items, cosmetics, photo processing and convenience items.

   Our stores range in size from approximately 5,000 to 40,000 square feet. The larger stores are concentrated in the western United States. Substantially all of the stores we have opened since 1995 are based on our prototype and such stores typically include a drive-thru pharmacy.

   Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol of "RAD".

Strategy

   Our long term operating strategy is to focus on improving the productivity of our existing store base. We believe that improving the sales of our existing stores is important to achieving our future profitability and improving cash flow. We also believe that the substantial investment made in our store base over the last six years has given us one of the most modern store bases in the industry. However, our store base has not yet achieved the level of sales productivity that our major competitors achieve. We intend to improve the performance of our existing stores by continuing to (i) capitalize on the substantial investment in our stores and distribution facilities; (ii) enhance our customer and employee relationships; and (iii) improve the product offerings in our stores. Moreover, we estimate that pharmacy sales in the United States will increase more than 75% over the next five years. This anticipated growth is expected to be fueled by the "baby boom" generation entering their fifties, the increasing life expectancy of the American population, the introduction of several new successful drugs and inflation. We believe that this growth will help increase the sales productivity of our existing store base.

   Since the beginning of fiscal 1997, we built 473 new stores, relocated 967 stores, generally to larger or freestanding sites, remodeled 470 stores and closed 1,307 stores. We also acquired 1,564 stores during the same period. All of our stores are integrated into a common information system. At March 2, 2002, approximately 55% of our stores had been constructed, relocated or remodeled since the beginning of fiscal 1997. Our new and relocated stores are generally larger and need to develop a critical mass of customers to achieve profitability, which generally takes three to five years. Therefore, attracting more customers is a key component of our long term operating strategy. We have also improved our distribution network to support these new stores by, among other things, opening two high capacity distribution centers.

   We have implemented various programs that are designed to improve our image with customers. These include our weekly distribution of a nationwide advertising circular to announce vendor promotions, weekly sales items, seasonal merchandising and direct marketing efforts. We have also implemented programs that are specifically directed to our pharmacy business. These include reduced cash prices, an increased focus on attracting and retaining managed care customers and the establishment of several partnering relationships with major drug suppliers to provide discount cards to senior citizens. Through the use of technology and attention to customers' needs and preferences, we are increasing our efforts to identify inventory and product categories that will enable us to offer more personalized products and services to our customers. We continue to develop and implement associate training programs to improve customer service and educate our associates about the products we offer. We have implemented associate programs that create compensatory and other incentives for associates to provide customers with quality service and to improve our corporate culture.

   We continue to add popular product departments, such as our General Nutrition Companies, Inc. ("GNC") stores-within-Rite Aid-stores and one-hour photo development departments. We continue to implement plans to expand the categories of our front-end products and increase the emphasis on our Rite Aid brand products and generic prescription drugs. As private brand and generic prescription drugs generate higher margins than national brand label, we expect that increases in the sales of these products would enhance our profitability. We believe that increases in offerings of products and services are integral components of our strategy to distinguish us from other national drugstore chains.

Recovery

   Under prior management, we were engaged in an aggressive expansion program from the beginning of fiscal 1997 until December 1999. During that period, we purchased 1,554 stores, relocated 866 stores, opened 445 new stores, remodeled 308 stores and acquired PCS Health Systems, Inc. ("PCS"). These activities had a significant negative impact on our operating results and financial condition, severely strained our liquidity and increased our indebtedness to $6.6 billion as of February 26, 2000.

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

   o Inability to Access Capital Markets. From March 1995 through February 2000, we substantially increased our level of debt and placed a significant strain on our short-term liquidity. The problems were exacerbated by our inability to complete a planned public offering of equity securities to repay the $1.3 billion short-term credit facility due in October 1999, which had been established to support the commercial paper issuances used to acquire PCS. By June 1999, we had issued the maximum amount of commercial paper that was permitted under our credit facilities. In September 1999, we informed our banks that we anticipated being in default on various covenants under both our $1.3 billion PCS credit facility and our $1.0 billion general credit facility and in October 1999, Standard & Poor's and Moody's downgraded our credit rating. As a result of these events, we lost access to the commercial paper market.

   In response to these challenges, we:

   o Reduced our indebtedness, including lease financing obligations, from $6.6 billion on February 26, 2000 to $4.1 billion on March 2, 2002;

   o Improved our front-end same store sales growth from a negative 2.2% in fiscal 2000 to a positive 3.6% during fiscal 2002 by improving store conditions and product pricing and launching a competitive marketing program;

   o Restated our financial statements for fiscal 1998 and fiscal 1999 and engaged new auditors to audit our financial statements for fiscal 1998, fiscal 1999 and fiscal 2000;

   o Settled the securities class action and related lawsuits in February 2002 for $45.0 million funded with insurance proceeds and $149.5 million of senior secured notes, issued in April 2002 and due March 15, 2006;

   o Addressed our out of stock inventory level and strengthened our vendor relationships;

   o Implemented initiatives to improve all aspects of our supply chain, including buying practices, category management systems and other inventory issues;

   o Addressed and corrected problems with our accounting systems and controls, and resumed normal financial reporting; and

   o Completed the refinancing of our indebtedness.

Products and Services

   During fiscal 2002, sales of prescription drugs represented approximately 61.3% of our total sales. In fiscal years 2002, 2001 and 2000, prescription drug sales were $9.3 billion, $8.6 billion, and $7.8 billion, respectively, of our revenues. We sell approximately 24,700 different types of non-prescription, or front-end, products. The types and number of front-end products vary based on available space and customer needs and preferences. No single front-end product category contributed significantly to our sales during fiscal 2002 although certain front-end product classes contributed notably to our sales. Our principal classes of products are the following:

                                                                         Fiscal Year 2002
                                                                          Percentage of
         Product Class                                                       Revenues
         -------------                                                   ----------------
         Prescription drugs..........................................          61.3%
         Over-the-counter and personal care..........................          10.2
         Health and beauty aids......................................           5.3
         General merchandise and other...............................          23.2


   We offer approximately 1,700 products under the Rite Aid private brand, which contributed approximately 10.6% of our front-end sales in fiscal 2002. During fiscal 2002, we added approximately 300 products under our private brand. We intend to increase the number and the sales of our private brand products.

   We have a strategic alliance with GNC under which we plan to open, own and operate a minimum of 1,000 GNC "stores-within-Rite Aid-stores" across the country by July 2003. GNC is a leading nationwide retailer of vitamin and mineral supplements and personal care, fitness and other health-related products. As of March 2, 2002, we operated 785 GNC stores-within-Rite Aid-stores. We plan to open 209 GNC stores-within-our-stores during fiscal 2003.

   Part of our strategy is to locate our stores at convenient locations in fast-growing metropolitan areas. We have significantly reduced our store development program in order to focus our efforts and resources on improving the operations of our existing store base, although we routinely evaluate expansion opportunities, including acquisitions. Consistent with our operating strategy, during fiscal 2002, we opened 7 new stores, acquired 10 stores, relocated 22 stores, remodeled 64 stores and closed 168 stores. Our current plan for fiscal 2003 is to open approximately 3 new stores, relocate 18 stores and remodel 140 stores. Our fiscal 2003 planned store openings and relocations are not concentrated in any specific geographic region.

Technology

   All of our stores are integrated into a common information system, which enables our pharmacists to fill prescriptions more accurately and efficiently with reduced chances of adverse drug interaction and which can be expanded to accommodate new stores. Additionally, each of our stores employs point-of-sale technology that facilitates inventory replenishment, sales analysis and recognition of customer trends. As of March 2, 2002, we had installed ScriptPro automated pharmacy dispensing units which are linked to our pharmacists' computers and fill and label prescription drug orders, in 850 stores. The efficiency of ScriptPro units allows our pharmacists to spend an increased amount of time consulting with our customers. In fiscal 2002, we developed and implemented several new technologies and applications, including productivity improvements related to our piece picking and inventory movement management. We also made modifications to our proprietary pharmacy information system in order to improve its user interface and information output. We also simplified our cash register or point of sale processes. Our customers may also order prescription refills over the Internet through riteaid.com powered by drugstore.com or over the phone through our telephonic rapid automated refill systems.

Suppliers

   During fiscal 2002, we purchased approximately 93% of the dollar volume of our prescription drugs from a single supplier, McKesson HBOC, Inc., under a contract which runs until April 2004. Under the contract, McKesson HBOC has agreed to sell to us all of our requirements of branded pharmaceutical products. With limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson HBOC. If our relationship with McKesson HBOC was disrupted, we could have difficulty filling prescriptions, which would negatively affect our business. We purchase generic (non-brand name) pharmaceuticals from a variety of sources. We purchase our non-pharmaceutical merchandise from numerous manufacturers and wholesalers. We believe that competitive sources are readily available for substantially all of the non-pharmaceutical merchandise we carry and that the loss of any one supplier would not have a material effect on our business.

   We sell private brand and co-branded products that generally are supplied by numerous competitive sources. The Rite Aid and GNC co-branded PharmAssure vitamin and mineral supplement products and the GNC branded vitamin and mineral supplement products that we sell in our stores are developed by GNC, and along with our Rite Aid brand vitamin and mineral supplements, are manufactured by GNC.

Customers and Third-Party Payors

   During fiscal 2002, our stores served an average of 1.9 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations. No single customer accounted for more than 10% of our revenues.

   In fiscal 2002, 92.0% of our pharmacy sales were to customers covered by third-party plans. In a typical third-party plan, we contract with a third-party payor (such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2002, the top five third-party payors accounted for approximately 20.0% of our total revenues, the largest of which represented approximately 9.0% of our total revenues. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Competition

   The retail drugstore industry is highly competitive. We compete with, among others, retail drugstore chains, independently owned drugstores, mass merchandisers, supermarkets, discount stores and mail order pharmacies. We compete on the basis of store location and convenient access, customer service, product selection and price. We believe continued consolidation of the drugstore industry will further increase competitive pressures in the industry.

Associates

   As of March 2, 2002, we had approximately 75,000 associates of whom 12% are pharmacists. Approximately 49% of our associates were part-time and approximately 26,000 were unionized. There is a national shortage of pharmacists. Our management has implemented various associate incentive plans, including the implementation of a stock option plan for field associates, in order to attract and retain qualified pharmacists. We believe that our relationships with our associates are good.

Research and Development

   We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

   The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. Additionally, we hold licenses granted to us by the Nevada Gaming Commission that allow us to place slot machines in our Nevada stores. We also hold licenses to operate our pharmacies and our distribution facilities. Together, these licenses are material to our operations.

Regulation

   Our business is subject to various federal and state regulations. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 ("OBRA") and comparable state regulations, our pharmacists are required to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such affect.

   Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration and are subject to federal Drug Enforcement Agency regulations relative to our pharmacy operations, including purchasing, storing and dispensing of controlled substances. Applicable licensing and registration requirements require our compliance with various state statutes, rules and/or regulations. If we were to violate any applicable statute, rule or regulation, our licenses and registrations could be suspended or revoked.

   We are also subject to laws governing our relationship with associates, including minimum wage requirements, overtime and working conditions. Increases in the federal minimum wage rate, associate benefit costs or other costs related to associates could adversely affect our results of operations.

   In addition, in connection with the ownership and operations of our stores, distribution centers and other sites, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing the management and disposal of hazardous substances and the cleanup of contaminated sites. Violations of or liabilities under these laws and regulations as a result of our current or former operations or historical activities at our sites, such as gasoline service stations and dry cleaners, could result in significant costs.

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

Item 2. Properties

   We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease a 99,000 square foot building near Harrisburg, Pennsylvania for use by additional administrative personnel. We lease 3,214 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

   As of March 2, 2002, we operated 3,497 retail drugstores. Our stores range in size from approximately 5,000 to 40,000 square feet. The larger stores are concentrated in the western United States. Substantially all of the stores we have opened since 1995 are based on our prototype and such stores typically include a drive-thru pharmacy. The overall average selling square feet of each store in our chain is 11,100 square feet. The overall average total square feet of each store in our chain is 12,800. The stores on the east coast average 8,600 selling square feet per store (9,500 average total square feet per store). The west coast stores average 17,020 selling square feet per store (21,100 average total square feet per store). The central stores average 9,500 selling square feet per store (10,200 average total square feet per store).

   The table below identifies the number of stores by state as of March 2, 2002:

   State                                                                Store Count
   -----                                                                -----------
   Alabama..........................................................         123
   Arizona..........................................................           3
   California.......................................................         594
   Colorado.........................................................          30
   Connecticut......................................................          38
   Delaware.........................................................          26
   District of Columbia.............................................           8
   Georgia..........................................................          50
   Idaho............................................................          22
   Indiana..........................................................           9
   Kentucky.........................................................         119
   Louisiana........................................................          91
   Maine............................................................          81
   Maryland.........................................................         144
   Michigan.........................................................         335
   Mississippi......................................................          32
   Nevada...........................................................          37
   New Hampshire....................................................          39
   New Jersey.......................................................         171
   New York.........................................................         397
   Ohio.............................................................         246
   Oregon...........................................................          71
   Pennsylvania.....................................................         359
   Tennessee........................................................          48
   Utah.............................................................          30
   Vermont..........................................................          12
   Virginia.........................................................         142
   Washington.......................................................         137
   West Virginia....................................................         103
                                                                           -----
    Total...........................................................       3,497
                                                                           =====

   Our stores have the following attributes at March 2, 2002:

      Attribute                                                   Number    Percentage
      ---------                                                   ------    ----------
      Freestanding ............................................    1,857       53.1%
      Drive through pharmacy ..................................    1,277       36.5
      One-hour photo development department ...................    2,287       65.4
      GNC stores-within a Rite Aid-store ......................      785       22.4


   We operate the following distribution centers and overflow storage locations, which we own or lease as indicated:

                                                                           Approximate
                                                               Owned or      Square
      Location                                                  Leased       Footage
      --------                                                 --------    -----------
      Rome, New York .......................................     Owned       291,000
      Utica, New York(1) ...................................    Leased       115,000
      Poca, West Virginia ..................................     Owned       264,000
      Dunbar, West Virginia(1) .............................    Leased        61,000
      Perryman, Maryland ...................................    Leased       885,000
      Tuscaloosa, Alabama ..................................     Owned       238,000
      Cottondale, Alabama(1) ...............................    Leased       125,000
      Pontiac, Michigan ....................................     Owned       362,000
      Woodland, California .................................     Owned       521,300
      Woodland, California(1) ..............................    Leased       200,000
      Wilsonville, Oregon ..................................    Leased       518,000
      Lancaster, California ................................    Leased       917,000

---------------
(1) Overflow storage locations.

   The original terms of the leases for our distribution centers range from five to 22 years. In addition to minimum rental payments, certain distribution centers require tax reimbursement, maintenance and insurance. Most leases contain renewal options, some of which involve rent increases. We believe that the capacity of our distribution facilities is adequate.

   We also own a 52,200 square foot ice cream manufacturing facility located in El Monte, California.

   On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, under performing or otherwise deemed unsuitable. When we reduce in size, close or relocate a store, we often continue to have leasing obligations or own the property, but we attempt to sublease the space. As of March 2, 2002, we subleased 5,246,700 square feet of space and an additional 4,863,100 square feet of space in closed or relocated stores was not subleased.

Item 3. Legal Proceedings

   We are party to numerous legal proceedings, as described below.

 Federal investigations

   There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving our financial reporting and other matters. We are cooperating fully with the SEC and the United States Attorney. Settlement discussions have begun with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against us if we enter into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on our result of operations, financial condition or cash flows.

   The U.S. Department of Labor has commenced an investigation of matters relating to our associate benefit plans, including the principal 401(k) plan, which permitted associates to purchase our common stock. Purchases of our common stock under the plan were suspended in October 1999. In January 2001, we appointed an independent trustee to represent the interests of these plans in relation to Rite Aid Corporation and to investigate possible claims the plans may have against us. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against us. The investigations, with which we are cooperating fully, are ongoing and we cannot predict their outcomes. In addition, a putative class action lawsuit on behalf of the plans and their participants has been filed by a participant in the plans in the United States District Court for the Eastern District of Pennsylvania. As a result of discussions we have had with the independent trustee and the attorneys for the putative class action plaintiff, we have arrived at a preliminary understanding which would resolve all claims arising out of our associate benefit plans by an agreement to maintain the current level of benefits and a current payment that will cost us, net of insurance, approximately $3.3 million, which we have accrued. Various non-monetary terms and conditions remain to be negotiated and agreed upon and any agreement reached will be subject to the approval of the Department of Labor and the District Court. There can be no assurance that a settlement of the matter will be agreed upon or, if agreed upon, approved by the Department of Labor and the District Court.

   These investigations and settlement discussions are ongoing and we cannot predict their outcomes. If we were convicted of any crime, certain licenses and government contracts such as Medicaid plan reimbursement agreements that are material to our operations may be revoked, which would have a material adverse effect on our results of operations, financial condition or cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against us, including a settlement, could also have a material adverse effect on our results of operation's, financial condition or cash flows.

 Stockholder litigation

   We, certain directors, our former chief executive officer Martin Grass, our former president Timothy Noonan, our former chief financial officer Frank Bergonzi, and our former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased our securities on the open market between May 2, 1997 and November 10, 1999. Most of the complaints asserted claims under Sections 10 and 20 of the Securities Exchange Act of 1934, based upon the allegation that our financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented our financial position and results of operation for those periods. All of these cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, we announced that we had reached an agreement to settle the consolidated securities class action lawsuits pending there and in the Delaware Court of Chancery. Under the agreement, we issued $149.5 million of senior secured notes due March 2006 and paid $45.0 million in cash, which was fully funded by our officers' and directors' liability insurance. As additional consideration for the settlement, we assigned to the plaintiffs all of our claims against the above named executives and KPMG LLP. On August 16, 2001, the district court approved the settlement. Certain of the nonsettling defendants have appealed the order. We cannot predict the outcome of that appeal. If the settlement does not become final, this litigation could result in a material adverse effect on our results of operations, financial condition or cash flows. Several members of the class have elected to "opt-out" of the class and, as a result, approval of the settlement becomes final and they will be free to individually pursue their claims. We believe that their claims, individually and in the aggregate, are not material.

   A purported class action has been instituted by a stockholder against us in Delaware state court on behalf of stockholders who purchased shares of our common stock prior to May 2, 1997, and who continued to hold them after November 10, 1999, alleging claims similar to the claims alleged in the consolidated securities class action lawsuits described above. The amount of damages sought was not specified and may be material. We have filed a motion to dismiss this claim which is pending before the court. These claims are ongoing and we cannot predict their outcome. An unfavorable outcome could result in a material adverse effect on our results of operations, financial condition or cash flows.

 Drug reimbursement matters

   We are being investigated by multiple state attorneys general for our reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. We are supplying similar information with respect to these matters to the United States Department of Justice. We believe that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. We also believe that our existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. We cannot, however, predict their outcomes at this time. An individual acting on behalf of the United States of America, has filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that we defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The United States Department of Justice has intervened in this lawsuit, as is its right under the law. We have reached an agreement to settle these investigations and the lawsuit filed by the private individual for $7.2 million, which is subject to court approval. We have reserved $7.2 million against this potential liability.

   These claims are ongoing and we cannot predict their outcome. If any of these cases result in a substantial monetary judgement against us or are settled on unfavorable terms, our results of operations, financial condition or cash flows could be materially adversely affected.

 Other

   We, together with a significant number of major U.S. retailers, have been sued by the Lemelson Foundation in a complaint which alleges that portions of the technology included in our point-of-sale system infringe upon a patent held by the plaintiffs. The amount of damages sought is unspecified and may be material. We cannot predict the outcome of this litigation or whether it could result in a material adverse effect on our results of operations, financial conditions or cash flows.

   We are subject from time to time to lawsuits arising in the ordinary course of business. In our opinion, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on our results of operations, financial condition or cash flows if decided adversely.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year covered by this report.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is listed on the New York Stock Exchange and the Pacific Exchange under the symbol "RAD." On May 1, 2002, we had approximately 11,982 record shareholders. Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, are shown below.

         Fiscal Year                                                                                Quarter    High    Low
         -----------                                                                                -------    ----   ----
         2003 (through May 1, 2002) .............................................................     First    4.22   3.08

         2002 ...................................................................................     First    9.06   5.35
                                                                                                     Second    9.74   7.37
                                                                                                      Third    8.39   4.69
                                                                                                     Fourth    5.06   2.06

         2001 ...................................................................................     First    8.50   4.75
                                                                                                     Second    8.50   4.00
                                                                                                      Third    4.38   2.44
                                                                                                     Fourth    6.09   1.75


   We have not declared or paid any cash dividends on our common stock since the third quarter of fiscal 2000 and we do not anticipate paying cash dividends in the foreseeable future. Our credit facility does not allow us to pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   We have not sold any unregistered securities during the period covered by this report that was not previously disclosed in one of our Quarterly Reports on Form 10-Q.

Item 6. Selected Financial Data

   The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes appearing on pages F-1 through F-43.


                                                                             Fiscal Year Ended
                                        -------------------------------------------------------------------------------------------
                                        March 2, 2002   March 3, 2001    February 26, 2000    February 27, 1999   February 28, 1998
                                         (52 weeks)       (53 weeks)         (52 weeks)         (52 weeks)(1)       (52 weeks)(2)
                                        -------------   -------------    -----------------    -----------------   -----------------
                                                              (Dollars in thousands, except per share amounts)
Summary of Operations:
REVENUES............................    $ 15,171,146     $ 14,516,865       $ 13,338,947        $ 12,438,442         $ 11,352,637
COSTS AND EXPENSES:
 Cost of goods sold, including
   occupancy costs..................      11,742,309       11,151,490         10,213,428           9,406,831            8,419,021
 Selling, general and administrative
   expenses.........................       3,382,962        3,412,442          3,651,248           3,168,363            2,751,360
 Stock-based compensation (benefit)
   expense..........................         (15,891)          45,865            (43,438)             32,200               22,200
 Goodwill amortization..............          21,007           20,670             24,457              26,055               26,169
 Store closing and impairment
   charges..........................         251,617          388,078            139,448             195,359              155,024
 Interest expense...................         396,064          649,926            542,028             274,826              202,688
 Interest rate swap contracts.......          41,894               --                 --                  --                   --
 Loss on debt and lease conversions
   and modifications................         154,465          100,556                 --                  --                   --
 Share of loss from equity
   investments......................          12,092           36,675             15,181                 448                1,886
 Gain on sale of assets and
   investments, net.................         (42,536)          (6,030)           (80,109)                 --              (52,621)
                                        ------------     ------------       ------------        ------------         ------------
                                          15,943,983       15,799,672         14,462,243          13,104,082           11,525,727
                                        ------------     ------------       ------------        ------------         ------------
 Loss from continuing operations
   before income taxes,
   extraordinary item and cumulative
   effect of accounting change......        (772,837)      (1,282,807)        (1,123,296)           (665,640)            (173,090)
INCOME TAX EXPENSE (BENEFIT)........         (11,745)         148,957             (8,375)           (216,941)             (28,064)
                                        ------------     ------------       ------------        ------------         ------------
 Loss from continuing operations
   before extraordinary item and
   cumulative effect of accounting
   change...........................        (761,092)      (1,431,764)        (1,114,921)           (448,699)            (145,026)
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, net of income tax
  expense (benefit) of $13,846,
  $30,903, $(5,925) and $(10,885)...              --           11,335              9,178             (12,823)             (20,214)
LOSS ON DISPOSAL OF DISCONTINUED
  OPERATIONS, net of income tax
  benefit of $734...................              --        (168,795)                 --                  --                   --
EXTRAORDINARY ITEM, loss on early
  extinguishment of debt, net of
  income taxes of $0................        (66,589)               --                 --                  --                   --
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, net of income tax benefit
  of $18,200........................              --               --           (27,300)                  --                   --
                                        ------------     ------------       ------------        ------------         ------------
   NET LOSS.........................    $   (827,681)    $ (1,589,224)      $ (1,133,043)       $   (461,522)        $   (165,240)
                                        ============     ============       ============        ============         ============
BASIC AND DILUTED (LOSS) INCOME PER
  SHARE:
 Loss from continuing operations....    $      (1.68)    $      (5.15)      $      (4.34)       $      (1.74)        $      (0.58)
 Income (loss) from discontinued
   operations.......................              --            (0.50)              0.04               (0.05)               (0.08)
 Loss from extraordinary item.......          (0.14)               --                 --                  --                   --
 Cumulative effect of accounting
   change...........................              --               --              (0.11)                 --                   --
                                        ------------     ------------       ------------        ------------         ------------
   Net loss per share...............    $      (1.82)    $      (5.65)      $      (4.41)       $      (1.79)        $      (0.66)
                                        ============     ============       ============        ============         ============
Year-End Financial Position:
Working capital (deficit)...........    $  1,524,262     $  1,955,877       $    752,657        $   (892,115)        $  1,258,580
Property, plant and equipment (net).       2,096,030        3,041,008          3,445,828           3,328,499            2,460,513
Total assets........................       6,479,208        7,913,911          9,845,566           9,778,451            7,392,147
Total debt (3)......................       4,056,468        5,894,548          6,612,868           5,922,504            3,132,894
Redeemable preferred stock..........          19,561           19,457             19,457              23,559                   --
Stockholders' equity (deficit)......           9,616         (354,435)           432,509           1,339,617            1,898,203
Other Data:
Cash flows from continuing
  operations provided by (used in):
 Operating activities...............          16,343         (704,554)          (623,098)            278,947              622,865
 Investing activities...............         342,531          677,653           (504,112)         (2,705,043)         (1,050,322)
 Financing activities...............        (107,109)         (64,324)           905,091           2,660,341              535,066
Capital expenditures (4)............         175,183          132,504            573,287           1,222,674              716,052
Cash dividends declared per common
  share.............................    $          0     $          0       $      .3450        $      .4375         $      .4075
Basic weighted average shares.......     474,028,000      314,189,000        259,139,000         258,516,000          250,659,000
Diluted weighted average shares.....     474,028,000      314,189,000        259,139,000         258,516,000          250,659,000
Number of retail drugstores.........           3,497            3,648              3,802               3,870                3,975
Number of associates................          75,000           75,500             77,300              89,900               83,000

                                                       (Footnotes on next page)

---------------
(1) PCS was acquired on January 22, 1999. On October 2, 2000, we sold PCS. Accordingly, our Pharmacy Benefit Management ("PBM") segment is reported as a discontinued operation for all periods presented. See note 23 of the notes to the consolidated financial statements.
(2) K&B, Incorporated and Harco, Inc. were acquired in August 1997.
(3) Total debt includes capital lease obligations of $183 million, $1.1 billion, $1.1 billion, $1.1 billion and $622 million as of March 2, 2002, March 3, 2001, February 26, 2000, February 27, 1999 and February 28, 1998, respectively.
(4) Capital expenditures represent expenditures for property and equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Management believes that the following matters should be considered in connection with the discussion of results of operations and financial condition:

   Recent Actions Affecting Operating Results. During fiscal 2002 and 2001, we took a number of actions which had the short term effect of significantly reducing our operating results but which management believes were nevertheless necessary. In fiscal 2002, the actions taken were: (i) completion of the refinancing, which extended the maturity of the majority of our debt, converted a portion of our debt to equity, and reclassified capital leases to operating leases, resulting in a aggregate loss of $221.1 million and (ii) our decision to close or relocate certain stores, which resulted in a $161.3 million charge which is included in the $251.6 million charge for store closing and impairment. Among the actions taken in fiscal 2001 were: (i) the sale of PCS which resulted in our recognizing a loss of $168.8 million and an increase in income tax expense of $146.9 million; (ii) the exchange of approximately $597.3 million of our debt for shares of our common stock which resulted in a net loss of $100.6 million; (iii) our decision to close or relocate certain stores that resulted in a $149.2 million charge which is included in the $388.1 million charge for store closing and impairment; and
(iv) the restatement and audit of our fiscal 1999 and 1998 financial statements and the related investigation conducted by our audit committee of prior accounting irregularities resulted in our incurring and recording of $82.1 million of accounting and legal expense. We anticipate taking similar actions in the future that may have a material negative impact upon our operating results for the period in which we take those actions or subsequent periods.

   Maturing Store Base. Since the beginning of fiscal 1997, we built 473 new stores, relocated 967 stores, remodeled 470 stores and closed 1,307 stores. These new, relocated and remodeled stores represented approximately 55% of our total stores at March 2, 2002 and are generally larger, free standing stores and have higher operating expenses than our older stores. New stores generally do not become profitable until a critical mass of customers is developed. Relocated stores also must attract additional customers to achieve comparable profitability to the store that was replaced. We believe that the period of time required for a new store to achieve profitable operations is generally between three to five years. This period can vary significantly based on the location of a particular store and on other factors, including the investments made in purchasing prescription files for the location and advertising. Our recent liquidity constraints have limited our ability to purchase prescription files and make other investments to promote the development of our new and relocated stores. We believe that our relatively high percentage of new and relocated stores is a significant factor in our recent operating results. Management believes that as these newer stores mature they should gain the critical mass of customers needed for profitable operations. We believe this continuing maturation should positively affect our operating performance in future periods. If we are not able to improve the performance of these new and relocated stores, it will have a material adverse effect on our ability to restore the profitability of our operations.

   Substantial Investigation Expenses. We have incurred substantial expenses in connection with the process of reviewing and reconciling our books and records, restating our 1998 and 1999 financial statements, investigating our prior accounting practices, preparing our financial statements and defending our company in pending investigations. Included in these expenses in fiscal 2001 are the costs of the Deloitte & Touche LLP audits, the investigation by the law firm of Swidler, Berlin, Shereff, Friedman, assisted by Deloitte & Touche

LLP, conducted for our audit committee concerning the accounting irregularities which led to the restatement of our financial statements for our 1999 and 1998 fiscal years and the costs of retaining Andersen LLP to assist management in reviewing and reconciling our books and records. We incurred $17.5 million in fiscal 2002, $82.1 million in fiscal 2001 and we expect to incur $10.0 million to $15.0 million in fiscal 2003. We anticipate that we will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which we are subject.

   Dilutive Equity Issuances. At March 2, 2002, 515.1 million shares of common stock were outstanding and an additional 174.7 million shares of common stock were issuable related to outstanding stock options, convertible notes, preferred stock and warrants. During fiscal 2002, we issued 86.4 million shares of common stock in exchange for $588.7 million of indebtedness. We also issued 80.1 million shares of common stock for $528.4 million. See "--Liquidity and Capital Resources--Refinancing" for further details.

   At March 2, 2002, our 174.7 million shares of common stock potentially issuable consist of the following:


                                                                Outstanding      Convertible    Preferred    Warrants and
Strike Price                                                  Stock Options(a)     Notes(b)       Stock         Other        Total
------------                                                  ----------------   -----------    ---------    ------------   -------
                                                                                      (Shares in thousands)
$5.50 and under...........................................         46,897               --        65,728           30       112,655
$5.51 to $7.50............................................          1,440           38,462            --           --        39,902
$7.51 and over............................................         12,422            4,206            --        5,500        22,128
                                                                   ------           ------        ------        -----       -------
Total issuable shares.....................................         60,759           42,668        65,728        5,530       174,685
                                                                   ======           ======        ======        =====       =======

(a) The exercise of these options would provide cash of $375.4 million
(b) The conversion of these notes to equity would reduce the principal amount of debt by $400.5 million

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

   In March 2001, the Company sold its investment in AdvancePCS equity securities for $284.2 million, resulting in a gain of $53.2 million. Additionally, AdvancePCS repurchased the 11% promissory notes for $200.0 million, plus accrued interest.

   Working Capital. We generally finance our inventory and capital expenditure requirements with internally generated funds and borrowings. We expect to use borrowings to finance inventories and to support our continued growth. Over 82% of our front-end sales are in cash. Third-party payors, which typically settle in fewer than 30 days, accounted for 92.0% of our pharmacy sales and 56.4% of our revenues in fiscal 2002.

   Seasonality. We experience seasonal fluctuations in our results of operations in the first and fourth quarters as the result of the concentration of holidays and the flu season. We tailor certain front-end merchandise to capitalize on holidays and seasons.

   Industry Trends. It is anticipated that pharmacy sales in the United States will increase 75% over the next five years. This anticipated growth is expected to be driven by the "baby boom" generation entering their fifties, the increasing life expectancy of the American population, the introduction of several new drugs and inflation. The retail drugstore industry is highly fragmented and has been experiencing consolidation. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. We expect to continue to compete on the basis of price and convenience, particularly in front-end products, and therefore will continue to focus on programs designed to improve our image with customers. Prescription drug sales continue to represent a great portion of our new business due to the general aging of the population, the use of pharmaceuticals to treat a growing number of healthcare problems, and the introduction of a number of successful new prescription drugs. In fiscal 2002, we were reimbursed by third party payors for approximately 92.0% of all of the prescription drugs that we sold. If third-party payors reduce their reimbursement levels or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales would be reduced and the profitability of our business could be adversely affected.

Results of Operations

 Revenue and Other Operating Data

                                                                                                  Year Ended
                                                                              --------------------------------------------------
                                                                              March 2, 2002    March 3, 2001   February 26, 2000
                                                                                (52 Weeks)      (53 Weeks)         (52 Weeks)
                                                                              -------------    -------------   -----------------
                                                                                            (Dollars in thousands)
   Revenue ................................................................    $15,171,146      $14,516,865       $13,338,947
   Revenue growth .........................................................            4.5%             8.8%              7.2%
   Same store sales growth ................................................            8.3%             9.1%              7.9%
   Pharmacy sales growth ..................................................            9.6%             8.7%             15.6%
   Same store pharmacy sales growth .......................................           11.4%            10.9%             16.2%
   Pharmacy as a % of total sales .........................................           61.3%            59.5%             58.4%
   Third-party sales as a % of total pharmacy sales .......................           92.0%            90.3%             87.8%
   Front-end sales growth .................................................            1.9%             3.8%             (2.6)%
   Same store front-end sales growth ......................................            3.6%             6.5%             (2.2)%
   Front-end as a % of total sales ........................................           38.7%            40.5%             41.6%
   Store data:
    Total stores (beginning of period) ....................................          3,648            3,802             3,870
    New stores ............................................................              7                9                77
    Closed stores .........................................................           (168)            (163)             (181)
    Store acquisitions, net ...............................................             10               --                36
    Total stores (end of period) ..........................................          3,497            3,648             3,802
    Remodeled stores ......................................................             64               98                14
    Relocated stores ......................................................             22               63               180


       Note: Except for revenue growth, all percentages in the above table are based on a comparable 52 week period.

 Revenues

   Fiscal 2002 (52 weeks) revenues increased 4.5% over fiscal 2001 (53 weeks). Excluding the extra week, revenues would have increased 6.5%, driven by increases of 1.9% in front-end sales and 9.6% in pharmacy. Same store sales growth for fiscal 2002 was 8.3% (pharmacy of 11.4% and front-end of 3.6%). As fiscal 2001 was a 53 week year, same store sales are calculated by comparing the 52 week period ended March 2, 2002 with the 52 week period ended March 3, 2001.

   Fiscal 2002 pharmacy sales led sales growth due to an increase in both prescriptions filled (on a comparable 52 week basis) and sales price per prescription. Factors contributing to our pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, our reduced cash pricing, our increased focus on pharmacy initiatives such as predictive refill, and favorable industry trends. These trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems, and the introduction of a number of successful new prescription drugs.

   Front-end fiscal 2002 sales, which includes all non-prescription sales, such as seasonal merchandise, convenience items, and food and other non-prescription sales, also increased. The increase was primarily a result of increased sales volume due to improved assortments, lower prices on key items and distributing a nationwide weekly advertising circular.

   Our total revenue growth in fiscal 2001 of 8.8% was also fueled by strong growth in pharmacy sales of 8.7%, an increase in front end sales of 3.8% and the additional week in fiscal 2001. Pharmacy sales led revenue growth with same store sales increases of 10.9% accompanied by very strong front-end same store sales growth of 6.5%. The pharmacy and front-end increases were due to the same factors as described above for fiscal 2002.

   For fiscal 2000, total revenue increased 7.2% based on pharmacy sales growth of 15.6% with front-end sales declining 2.6%. Pharmacy sales had same store increases of 16.2% due to the same factors as described above for fiscal 2002 and 2001 as well as the purchase of prescription files from independent pharmacies. The front-end decrease was consistent with front-end same store sales decreases of 2.2% due to elevated levels of out-of-stock merchandise in the third and fourth quarters of fiscal 2000, and the decisions of former management to suspend the weekly advertising program in fiscal 2000 and to raise front-end prices to levels that were not competitive.

   The growth rates in pharmacy sales for fiscal 2002 and 2001 were lower than fiscal 2000 due primarily to a significant reduction in the number of prescription files we purchased and store relocations we effected.

 Costs and Expenses

                                                                                                  Year Ended
                                                                              --------------------------------------------------
                                                                              March 2, 2002    March 3, 2001   February 26, 2000
                                                                                (52 Weeks)      (53 Weeks)         (52 Weeks)
                                                                              -------------    -------------   -----------------
                                                                                            (Dollars in thousands)
   Costs of goods sold ....................................................    $11,742,309      $11,151,490       $10,213,428
   Gross margin ...........................................................           22.6%            23.2%             23.4%
   Selling, general and administrative expenses ...........................    $ 3,382,962      $ 3,412,442       $ 3,651,248
   Selling, general and administrative expenses as a percentage of
    revenues ..............................................................           22.3%            23.5%             27.4%
   Stock-based compensation (benefit) expense .............................    $   (15,891)     $    45,865       $  (43,438)
   Goodwill amortization ..................................................         21,007           20,670            24,457
   Store closing and impairment charges ...................................        251,617          388,078           139,448
   Interest expense .......................................................        396,064          649,926           542,028
   Interest rate swap contracts ...........................................         41,894               --                --
   Loss on debt and lease conversions and modifications ...................        154,465          100,556                --
   Share of loss from equity investments ..................................         12,092           36,675            15,181
   Gain on sale of assets and investments, net ............................        (42,536)          (6,030)          (80,109)


 Cost of Goods Sold

   Gross margin was 22.6% for fiscal 2002 compared to 23.2% in fiscal 2001. Gross margin was negatively impacted by the continuing trend of a shifting in sales mix from front-end to pharmacy, inflation, increased third party reimbursed prescription sales as a percent of total prescription sales, and lower cash prices on pharmacy sales. The increase in third party prescription sales had a negative impact on gross profit because they are paid by a person or entity other than the recipient of the prescribed pharmaceutical, and are generally subject to lower negotiated reimbursement rates in conjunction with a pharmacy benefit plan. Third party sales as a percentage of total pharmacy sales were 92.0% and 90.3% in fiscal 2002 and 2001, respectively. Additionally, we incurred $31.4 million primarily in inventory liquidation losses related to our closed stores compared to the $17.5 million incurred in fiscal 2001. Also negatively impacting gross margin were higher LIFO costs, higher shrink costs and the reclassification of certain leases from capital to operating in connection with the June 2001 refinancing, which caused an increase in fiscal 2002 occupancy costs. Partially offsetting these items was an increase in gross margin on front end merchandise driven by increased markdown support from vendors, improvements in returns losses and lower depreciation expense.

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

   We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO charge was $69.3 million in fiscal 2002, $40.7 million in fiscal 2001 and $34.6 million in fiscal 2000.

 Selling, General and Administrative Expenses

   Selling, general and administrative ("SG&A") expenses for 2002 includes $17.5 million incurred in connection with our defense of shareholder litigation and cooperating with various governmental investigations. Also included in SG&A expense for fiscal 2002 is a charge of $7.1 million for the accrual of anticipated loss on non-recurring litigation, and $8.8 million to terminate an exclusivity contract with a certain vendor. Offsetting these items are receipts of $39.1 million for the settlement of litigation with certain drug manufacturers and $7.1 million of expense reduction resulting primarily from senior executives releasing their rights to their non-qualified defined benefit arrangements. Excluding these items, SG&A as a percentage of revenues was 22.4% in fiscal 2002.

   SG&A expenses for fiscal 2001 were favorably impacted by a $20.0 million increase in estimated insurance recovery related to the settlement of the shareholder's class action lawsuit, and by $20.1 million received related to the partial settlement of litigation with certain drug manufacturers. Offsetting these items was $82.1 million incurred in connection with the restatement of our historical financial statements and various governmental investigations. Excluding these items, SG&A as a percentage of revenue was 23.2%.

   After considering the items described in the previous paragraphs, SG&A on an adjusted basis of 22.4% for fiscal 2002 compares favorably with SG&A on an adjusted basis of 23.2% for fiscal 2001 due to decreased depreciation and amortization charges resulting from a reduced store count and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs and higher advertising costs.

   SG&A expense for 2000 was unfavorably impacted by a charge of $232.8 million related to litigation issues. Excluding this item results in an adjusted SG&A as a percentage of sales of 25.6% in fiscal 2000. SG&A on an adjusted basis of 23.2% for fiscal 2001 compares favorably with SG&A on an adjusted basis of 25.6% for fiscal 2000 due to lower depreciation expense resulting from a net reduction in our store count, decreased repair and maintenance and terminated project costs, and the better leveraging of fixed SG&A costs resulting from our higher sales volume.

 Store Closing and Impairment Charges

   Store closing and impairment charges consist of:

                                                                                                  Year Ended
                                                                              --------------------------------------------------
                                                                              March 2, 2002    March 3, 2001   February 26, 2000
                                                                              -------------    -------------   -----------------
                                                                                            (Dollars in thousands)
   Impairment charges .....................................................      $157,962        $214,224           $120,593
   Store and equipment lease exit charges .................................        93,303          57,668             18,855
   Impairment of investments ..............................................           352         116,186                 --
                                                                                 ========        ========           ========
                                                                                 $251,617        $388,078           $139,448
                                                                                 ========        ========           ========


   Impairment Charges. In fiscal 2002, 2001 and 2000, store closing and impairment charges include non-cash charges of $158.0 million, $214.2 million and $120.6 million, respectively, for the impairment of long-lived assets (including allocable goodwill) of 365, 495 and 249 stores, respectively. These amounts include the write-down of long-lived assets to estimated fair value at stores that were assessed for impairment as part of our on-going review of the performance of our stores or management's intention to relocate or close the store.

   Store and Equipment Lease Exit Charges. Charges incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. Also included in store and equipment lease exit costs are charges of $1.3 million incurred in fiscal 2002 related to the early termination of an equipment lease.

   Impairment of Investments. We have an investment in the common stock of drugstore.com, which is accounted for under the equity method. The initial investment was valued based upon the initial public offering price for drugstore.com. During fiscal 2001, we recorded an impairment of our investment in drugstore.com of $112.1 million. This write-down was based upon a decline in the market value of drugstore.com's stock that we believe to be other than temporary. Additionally, we recorded impairment charges of $4.1 million for other investments.

 Interest Expense

   Interest expense was $396.1 million infiscal 2002 compared to $649.9 million in fiscal 2001. Interest expense for fiscal 2002 decreased from 2001 due to the reduction of debt resulting from the sale of PCS, debt for equity exchanges and the June 2001 refinancing, which included the relinquishment of certain renewal options on real estate leases that resulted in a reclassification from capital leases to operating leases.

   Interest expense was $649.9 million infiscal 2001 compared to $542.0 million in fiscal 2001. In fiscal 2001, we increased our average outstanding debt with the addition of the $1.1 billion senior secured credit facility, which included a $600.0 million term loan and a $500.0 million revolving credit facility. We used the term loan to terminate our accounts receivable securitization facility and repurchased $300.0 million of unpaid receivables thereunder and funded $66.4 million of transaction costs related to our debt restructuring. The remainder of the term loan together with the revolving credit facility were used for general corporate purposes, including reviewing, reconciling and restating our 1998 and 1999 financial statements, the cost of the audit of our restated financial statements and investigation costs.

   The annual weighted average interest rates on our indebtedness in fiscal 2002, fiscal 2001 and fiscal 2000 were 8.2%, 8.2% and 7.4% respectively.

   For fiscal 2003, annual interest expense is expected to be $350.0 million to $370.0 million.

 Interest Rate Swap Contracts

   We entered into interest rate swap contracts to hedge the exposure to increasing rates with respect to our variable rate debt. As a result of the June 2001 refinancing, the interest rate swap contracts no longer qualify for hedge accounting treatment, and therefore the changes in fair value of these interest rate swap contracts is required to be recorded as a component of net loss. Accordingly, we recognized a charge of $31.0 million representing the amount that we would have to pay the counter party to terminate the contracts as of that date. Subsequent changes in the market value of the interest rate swaps, inclusive of cash payments, have been recorded in this caption on the statement of operations. The total expense recorded in this caption for fiscal 2002 is $41.9 million. This amount exceeds the initial charge resulting from the June 27, 2001 refinancing because of a further reduction of interest rates from the June 27, 2001 refinancing through March 2, 2002. Our termination liability is $19.0 million as of March 2, 2002. These contracts expire in the second quarter of fiscal 2003.

 Income Taxes

   We had net losses in fiscal 2002, fiscal 2001 and fiscal 2000. A tax benefit of $11.7 million, expense of $149.0 million and benefit of $26.6 million (including the benefit related to cumulative effect of accounting change) have been recorded for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The fiscal 2002 benefit is primarily due to the favorable outcome of federal income tax litigation. The fiscal 2001 expense is primarily due to the increase in the income tax valuation allowance caused by the sale of PCS. The benefit of the net operating loss carryforwards ("NOLs") generated in each period has been fully offset by a valuation allowance as a result of management's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

   We have undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. We believe that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

   Based on the tax law changes enacted on March 9, 2002, we expect to record a tax benefit of approximately $44.0 million from the five-year net operating loss carry-back provision. This benefit will be recorded in the first quarter of fiscal 2003.

 Other Significant Charges

   In addition to the operational matters discussed above, our results in fiscal 2002 and 2001 have been adversely affected by other significant charges. We recorded losses of $12.1 million and $36.7 million in fiscal 2002 and 2001, respectively, representing our share of drugstore.com losses. We recorded $154.5 million and $100.6 million in fiscal 2002 and 2001, respectively for losses on debt and lease conversions and modifications and an extraordinary loss of $66.6 million in fiscal 2002 relating to early extinguishment of debt resulting from the June 27, 2001 refinancing. We recorded stock-based compensation benefit of $15.9 million and expense of $45.9 million in fiscal 2002 and 2001, respectively, resulting primarily from the impact of applying variable plan accounting to several of our stock-based compensation plans. We also recorded a gain of $53.2 million in fiscal 2002 resulting from the sale of AdvancePCS securities. In fiscal 2001, we recorded a net loss of $168.8 million on the disposal of the PBM segment.

Liquidity and Capital Resources

 General

   We have two primary sources of liquidity: (i) cash provided by operations and (ii) the revolving credit facility under our new senior secured credit facility. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, and to provide funds for capital expenditures.

   Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. On March 2, 2002, the term loan was fully drawn except for $21.5 million, which is available and may be drawn to pay for the remaining outstanding 10.5% senior secured notes when they mature on September 15, 2002. In addition, we had $438.7 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $61.3 million.

   The senior secured credit facility, as amended, also allows us, at our option, to issue up to $893.0 million of unsecured debt that is not guaranteed by any of our subsidiaries, reduced by the following debt to the extent incurred: (i) $150.0 million of financing transactions of existing owned real estate; (ii) $643.0 million of additional debt secured by the facility's collateral on a second priority basis; and (iii) $100.0 million of financing transactions for property or assets acquired after June 27, 2001. The
$893.0 million of permitted debt, whether secured or unsecured, is reduced by the aggregate outstanding, undefeased balances of the 5.25% convertible subordinated notes, the 6.0% dealer remarketable securities and the 4.75% convertible notes and the senior secured notes (see "Other Transactions" below). As of March 2, 2002, we had outstanding principal balances of $150.5 million, $83.6 million, $250.0 million and $149.5 million of the 5.25% convertible subordinated notes, 6.0% dealer remarketable securities, 4.75% convertible notes and the senior secured notes, respectively. As of March 2, 2002, our remaining permitted debt under the senior secured credit facility is $259.4 million. Our 11.25% senior notes due July 2008 also permit
$150.0 million of real estate financing, $400.0 million of additional other debt and $600.0 million of additional permitted debt, which includes allowing us to increase our senior secured credit facility. As of March 2, 2002 our remaining permitted debt under the 11.25% senior notes due 2008 is $600.5 million.

   The senior secured credit facility, as amended, requires us to meet various financial ratios and limits capital expenditures. Beginning with the 12 months ended March 2, 2002, the covenants require us to maintain a maximum leverage ratio of 8.40:1, increasing to 9.50:1 for the twelve months ending June 1, 2002, and increasing again to 10.00:1 for the twelve months ending August 31, 2002, before gradually decreasing to 6.00:1 for the twelve months ending
May 31, 2005. We must also maintain a minimum interest coverage ratio of 1.20:1 for the twelve months ending March 2, 2002, decreasing to 1.15:1 for the twelve months ending June 1, 2002 and decreasing again to 1.10:1 for the twelve months ending August 31, 2002 before gradually increasing to 2.00:1 for the twelve months ending November 30, 2004. In addition, we must maintain a minimum fixed charge ratio of 0.9:1 for the twelve months ending March 2, 2002, gradually increasing to 1.10:1 for the twelve months ending August 31, 2004. Capital expenditures not relating to the June 27, 2001 refinancing are limited to $150.0 million annually beginning with the twelve months ending March 2, 2002. These capital expenditure limits are subject to upward adjustment based upon availability of excess liquidity as defined in our senior secured credit facility.

   We were in compliance with the covenants of the senior secured credit facility, as amended, and our other credit facilities and debt instruments as of March 2, 2002. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt covenants.

   The senior secured credit facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy.
It is also an event of default if any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of our debt to accelerate the maturity of debt having a principal amount of $25.0 million or more.

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

   New Secured Credit Facility. We entered into a new $1.9 billion syndicated senior secured credit facility with a syndicate of banks led by Citicorp USA, Inc. as senior agent. The new facility matures on June 27, 2005 unless more than $20.0 million of our 7.625% senior notes due April 15, 2005 are outstanding on December 31, 2004, in which event the maturity date is March 15, 2005. The new facility consists of a $1.4 billion term loan facility and a $500.0 million revolving credit facility. The term loan was used to prepay various outstanding debt balances.

   High Yield Notes. We issued $150.0 million of 11.25% senior notes due July 2008 in a private placement offering. These notes are unsecured and are effectively subordinate to our secured debt.

   Debt for Debt Exchange. We exchanged $152.0 million of our existing 10.50% senior secured notes for an equal principal amount of 12.50% senior secured notes due September 15, 2006. The 12.50% notes are secured by a second priority lien on the collateral of the senior secured credit facility. In addition, holders of these notes received warrants to purchase 3.0 million shares of our common stock at $6.00 per share. On June 29, 2001, the warrant holders elected to exercise these warrants, on a cashless basis, and as a result 1.0 million shares of common stock were issued.

   Tender Offer. On May 24, 2001, we commenced a tender offer for the 10.50% senior secured notes due 2002 at a price of 103.25% of the principal amount. The tender offer was closed on June 27, 2001, at which time $174.5 million principal was tendered. We incurred a tender offer premium of $5.7 million as a result of the transaction. We used proceeds from the new senior secured credit facility to pay for the tender offer.

   Debt for Equity Exchanges. We completed exchanges of $588.7 million of debt for 86.4 million shares of common stock.

   Sales of Common Stock. We issued 80.1 million shares of our common stock for net proceeds of $528.4 million.

   Lease Obligations. We relinquished certain renewal options which had been available under the terms of certain real estate leases on property previously sold and leased back and accordingly, we reclassified the related leases as operating leases thereby reducing outstanding capital lease obligations by $850.8 million.

   Impact on Results of Operations for Fiscal 2002. As a result of the refinancing, we: i) recorded an extraordinary loss on early extinguishment of debt of $66.6 million; ii) recognized a loss of $21.9 million related to debt and lease conversions and modifications; and iii) recognized a charge of $31.0 million related to our interest rate swap agreements.

 Other Transactions

   Convertible Notes. We issued $250.0 million of our 4.75% convertible notes due December 2006 in November 2001. These notes were issued at a 3% discount resulting in cash proceeds of $242.5 million. These notes are unsecured and are effectively subordinate to our secured debt. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion price of $6.50 per share, subject to adjustments to prevent dilution, at any time.

   Repurchase of Debt. We repurchased $24.2 million of our 6.0% dealer remarketable securities due 2003, $1.0 million of our 10.50% notes due 2002 and $1.5 million of our 5.25% convertible subordinated notes due 2002 during fiscal 2002.

   Senior Secured Notes. We issued $149.5 million of our senior secured notes due 2006 as part of our settlement of a lawsuit with shareholders. When issued, we paid interest for the period from October 15, 2001 to January 25, 2002 of $2.1 million. From January 26, 2002, the notes accrue interest at a variable rate equal to our average bank borrowing rate plus 3.75% until the final settlement is approved. At that time, the notes will be given an interest rate, enabling the notes to be traded at face value upon determination of such rate.

 Other

   Debt Maturities and Other Obligations. The following table details the maturities of our indebtedness and lease financing obligations as of March 2, 2002, as well as other contractual cash obligations and commitments.

 Contractual Obligations and Commitment


                                                                          Less Than
                                                               Total        1 Year     1 to 3 Years    4 to 5 Years   After 5 Years
                                                            -----------   ---------    ------------    ------------   -------------
                                                                                     (Dollars in thousands)
Contractual Cash Obligations
Long Term Debt..........................................    $ 3,873,843    $202,913     $  184,540      $2,389,404      $1,096,986
Capital lease obligations...............................        182,625       6,544         13,765          14,954         147,362
Operating leases........................................      6,680,051     585,128      1,087,263         921,951       4,085,709
                                                            -----------    --------     ----------      ----------      ----------
 Total Contractual Cash Obligations.....................    $10,736,519    $794,585     $1,285,568      $3,326,309      $5,330,057
                                                            ===========    ========     ==========      ==========      ==========
Commitments
Lease guarantees........................................        360,500          --             --              --              --
Outstanding letters of credit...........................         61,324      61,324             --              --              --
                                                            -----------    --------     ----------      ----------      ----------
 Total commitments......................................    $   421,824    $ 61,324             --              --              --
                                                            ===========    ========     ==========      ==========      ==========


   We lease certain distribution facilities under a synthetic lease agreement. The agreement is accounted for as an operating lease. The lease agreement terminates on June 27, 2005 at which time we intend to either extend the term of the agreement or make a payment of $106.9 million to purchase the facilities. Renewal is subject to our meeting certain financial conditions, as defined in the synthetic lease agreement. Our guaranteed residual obligation of $85.5 million under the agreement is included in the table above in lease guarantees.

 Net Cash Provided By (Used In) Operating, Investing and Financing Activities

   Cash provided by operations was $16.3 million in fiscal 2002. Cash was provided primarily through improved operating results, a significant reduction in interest payments and a reduction in inventory levels net of a decrease in accounts payable.

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

   Cash provided by investing activities was $342.5 million for fiscal 2002. Cash was provided from the sale of our investment in AdvancePCS, less expenditures for fixed assets and script file purchases.

   Cash provided by investing activities was $677.7 million for fiscal 2001. Cash was provided from the sale of our discontinued operations, less expenditures for fixed assets and script file purchases.

   Cash used for investing activities was $552.1 million for fiscal 2000. Cash used for store construction and relocations amounted to $573.3 million, with an additional $67.8 million used for the acquisition of intangible assets. These amounts were offset by $169.5 million provided by the sale of assets.

   Cash used in financing activities was $107.1 million for fiscal 2002. The cash used consisted of repayments of long-term debt of $2.3 billion and payments of deferred financing costs of $83.1 million, offset with new borrowing of $1.4 billion, bond proceeds of $392.5 million and $530.6 million of proceeds from the issuance of common stock.

   Cash used in financing activities was $64.3 million for fiscal 2001. The cash used consisted of payments of $78.1 million of deferred financing costs partially offset by net debt borrowings of $6.8 million and proceeds from sale-leaseback transactions of $7.0 million. During fiscal 2001, we used the proceeds from the sale of our PBM segment to reduce our borrowings.

   Cash provided by financing activities was $905.1 million for fiscal 2000. Increased borrowings under then existing credit facilities which replaced our commercial paper program and the sale of $300.0 million of preferred stock were the main financing activities during fiscal 2000. Cash provided by financing activities included proceeds received from store sale-leaseback transactions of $74.9 million.

 Capital Expenditures

   We plan to make total capital expenditures of approximately $130.0 million during fiscal 2003, consisting of approximately $61.0 million related to new store construction, store relocation and store remodel projects. An additional $69.0 million will be dedicated to the purchase of prescription files from independent pharmacists, improvements to distribution centers, technology enhancements and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility.

 Future Liquidity

   We are highly leveraged. Our high level of indebtedness: (a) limits our ability to obtain additional financing; (b) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (c) places us at a competitive disadvantage relative to our competitors with less debt; (d) renders us more vulnerable to general adverse economic and industry conditions; and (e) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowing under the senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales may require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents, if required.

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

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The adoption of SFAS No. 141 had no impact on our consolidated financial position or results of operations. SFAS No. 142 is effective for the fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that all goodwill and intangibles with indefinite lives shall not be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of the Statement. We have evaluated the provisions of SFAS No. 142 and will not have to record any impairment of goodwill upon our adoption of SFAS No. 142, which is effective March 3, 2002. At March 2, 2002, we had unamortized goodwill of $684.5 million and recorded $21.0 million of goodwill amortization expense in fiscal 2002.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 modifies SFAS No.
121 in that it eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also modifies APB Opinion No. 30, "Reporting the Results of Operations " Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to require discontinued operations presentation in the income statement for a component of an entity that is to be disposed. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is encouraged. We plan to adopt SFAS No. 144 effective March 3, 2002 and the impact is not believed to be material.

Critical Accounting Policies and Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for uncollectible receivables and vendor debits, pension benefits, self insured liabilities, lease exit liabilities, impairment, litigation and income taxes. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

   We believe that the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

   Allowance for uncollectible receivables. The majority of our prescription sales are made to customers that are covered by third party payors, such as insurance companies, government agencies and employers. We carry receivables that represent the amount owed to us for sales made to customers or employees of those payors that have not yet been paid. We maintain a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions. If the financial condition of the payors were to deteriorate, resulting in an inability to make payments, then an additional reserve would be required.

   Impairment. We evaluate long-lived assets, including stores, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated by the store, and comparing this amount to the carrying value of the store's assets. Cash flows are calculated utilizing individual store forecasts and total company projections for the remaining estimated lease lives of the stores being analyzed. Should actual results differ from those forecasted and projected, we are subject to future impairment charges related to these facilities.

   Goodwill Impairment. As disclosed in the consolidated financial statements, we have unamortized goodwill in the amount of $684.5 million. In connection with the adoption of SFAS No. 142, we have performed an impairment test of goodwill as of March 3, 2002, which resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our company. Inherent in such fair value determinations are certain judgements and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

   Vendor debit reserve. We maintain a contra-payable for returns and vendor allowances that have been earned under the terms of the corresponding agreements, but have not been charged against a payment to the vendor or received in cash. We record a reserve against this contra-payable based upon historical realization of these items and known issues with the vendors. Differences in actual results from historical experience, or a deterioration in a vendor relationship could cause write-offs of vendor debits that are currently not reserved.

   Self insurance liabilities. We record estimates for self insured medical, dental, worker's compensation and general liability insurance coverage. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient, and additional expense may be recorded.

   Benefit plan accruals. We have several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. We record expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, "Employer's Accounting for Pensions". Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension expense recorded for these plans.

   Litigation reserves. We are involved in litigation on an ongoing basis. We accrue our best estimate of the probable loss related to legal claims. Such estimates are developed in consultation with in-house and outside counsel, and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability may also change.

   Lease exit liabilities. We record reserves for closed stores based on future lease commitments, anticipated ancillary occupancy costs, anticipated future subleases of properties and current risk free interest rates. If interest rates or the real estate leasing markets change, additional reserves may be required.

   Stock-based compensation. We maintain various stock-based incentive compensation programs for executives and key associates. We account for several of the awards under these plans using variable plan accounting. Under variable plan accounting, we record expense on the awards over the option period period based on the difference between the actual market value of the stock, and the strike price of the award. Therefore, fluctuations in the market value of the stock will cause fluctuations in the amount of expense recorded on these awards.

   Income taxes. We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as we have determined that it is more likely than not that we will not be able to fully utilize the NOLs. Should our assumptions regarding the utilization of these NOLs change, we may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit.

Factors Affecting our Future Prospects

                    Risks Related to Our Financial Condition

We are highly leveraged. Our substantial indebtedness will severely limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

   We had, as of March 2, 2002, $4.1 billion of outstanding indebtedness and stockholders' equity of $9.6 million. We also had additional borrowing capacity under our new revolving credit facility of $438.7 million at that time, net of outstanding letters of credit of $61.3 million. Our debt obligations adversely affect our operations in a number of ways and our cash flow from operations is insufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance that debt. Our earnings were insufficient to cover our fixed charges for fiscal 2002 by $761.6 million.

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

   o render us more vulnerable to general adverse economic and industry conditions; and

   o require us to dedicate substantially all our cash flow to service our debt.

   In fiscal 2000, we experienced operational and financial difficulties, resulting in disputes with suppliers and vendors. Although we believe that our prior disputes with suppliers and vendors have been largely resolved, any future material deterioration in our operational or our financial situation could again impact vendors' and suppliers' willingness to do business with us. Our ability to make payments on our debt depends upon our ability to substantially improve our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If our cash flow from our operating activities is insufficient, we may take certain actions, including delaying or reducing capital or other expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. We may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to earn enough to pay our debts or to successfully undertake any of these actions could have a material adverse effect on us.

   In 2005, a substantial amount of our indebtedness will mature, including the debt outstanding under our senior secured credit facility.

Some of our debt, including borrowings under our new credit facility, is based upon variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

   Approximately $528.0 million of our outstanding indebtedness as of March 2, 2002 bears an interest rate that varies depending upon LIBOR and is not covered by interest rate swap contracts. If we borrow additional amounts under our senior secured facility, the interest rate on those borrowings will vary depending upon LIBOR. If LIBOR rises, the interest rates on this outstanding debt will also increase. Therefore an increase in LIBOR would increase our interest payment obligations under these outstanding loans and have a negative effect on our cash flow and financial condition.

The covenants in our outstanding indebtedness impose restrictions that may limit our operating and financial flexibility.

   The covenants in the instruments that govern our outstanding indebtedness restrict our ability to:

   o incur liens and debt;

   o pay dividends;

   o make redemptions and repurchases of capital stock;

   o make loans, investments and capital expenditures;

   o prepay, redeem or repurchase debt;

   o engage in mergers, consolidations, assets dispositions, saleleaseback transactions and affiliate transactions;

   o change our business;

   o amend certain debt and other material agreements;

   o issue and sell capital stock of subsidiaries;

   o restrict distributions from subsidiaries; and

   o grant negative pledges to other creditors.

   Moreover, if we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on terms acceptable to us.

   If we obtain modifications of our agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs. In fiscal 2002 and 2001, we modified certain covenants contained in our senior credit and loan agreements. In fiscal 2000, we obtained waivers of compliance contained in our credit facilities and public indentures. In connection with obtaining these modifications and waivers, we paid significant fees and transaction costs.

                        Risks Related to Our Operations

Major lawsuits have been brought against us and certain of our subsidiaries, and there are currently pending both civil and criminal investigations by the U.S. Securities and Exchange Commission, the United States Attorney and an investigation by the United States Department of Labor. In addition to any fines or damages that we might have to pay, any criminal conviction against us may result in the loss of licenses and contracts that are material to the conduct of our business, which would have a negative effect on our results of operations, financial condition and cash flows.

   There are several major ongoing lawsuits and investigations in which we are involved. These include, in addition to the investigations described below, several class action lawsuits. While some of these lawsuits have been settled, pending court approval or appeal, we are unable to predict the outcome of any of these matters at this time. If any of these cases result in a substantial monetary judgment against us or are settled on unfavorable terms, our results of operations, financial condition or cash flows could be materially adversely affected.

   There are currently pending both civil and criminal governmental investigations by the SEC and the United States Attorney concerning our financial reporting and other matters. In addition, an investigation has also been commenced by the U.S. Department of Labor concerning our associate benefit plans, including our principal 401(k) plan, which permitted associates to purchase our common stock. Purchases of our common stock under the plan were suspended in October 1999. In January 2001, we appointed an independent trustee to represent the interests of these plans in relation to the company and to investigate possible claims the plans may have against us. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against us. These investigations are ongoing and we cannot predict their outcomes. If we were convicted of any crime, certain licenses and government contracts, such as Medicaid plan reimbursement agreements, that are material to our operations may be revoked, which would have a material adverse effect on our results of operations and financial condition. In addition, substantial penalties, damages, or other monetary remedies assessed against us could also have a material adverse effect on our results of operations, financial condition or cash flows.

   Given the size and nature of our business, we are subject from time to time to various lawsuits which, depending on their outcome, may have a negative impact on our results of operations, financial condition or cash flows.

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in this relationship would have a negative effect on our results of operations, financial condition and cash flow.

   We obtain approximately 93% of our pharmaceutical products from a single supplier, McKesson HBOC, Inc., pursuant to a longterm contract. Pharmacy sales represented approximately 61.3% of our total sales during fiscal 2002, and, therefore, our relationship with McKesson HBOC is important to us. Any significant disruptions in our relationship with McKesson HBOC would make it difficult for us to continue to operate our business, and would have a material adverse effect on our results of operations, financial condition or cash flows.

We need to continue to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot continue to effectively implement our business strategy or if they are negatively affected by general economic conditions.

   Our operations during fiscal 2000 were adversely affected by a number of factors, including our financial difficulties, inventory shortages, allegations of violations of the law, including drug pricing issues, disputes with suppliers and uncertainties regarding our ability to produce audited financial statements. To improve operations, new management developed, and in fiscal 2001 began implementing and continues to implement, a business strategy to improve our stores and enhance our relationships with our customers by improving the pricing of products, providing more consistent advertising through weekly circulars, eliminating inventory shortages and outdated inventory, resolving issues and disputes with our vendors, developing programs intended to provide better customer service and purchasing prescription files and other means. If we are not successful in implementing our business strategy, or if our business strategy is not effective, we may not be able to continue to improve our operations. In addition, any adverse change in general economic conditions can adversely affect consumer buying practices and reduce our sales of front-end products, which are our higher margin products, and cause a proportionately greater decrease in our profitability. Failure to continue to improve operations or a decline in general economic conditions would adversely affect our results of operations, financial condition or cash flows and our ability to make principal or interest payments on our debt.

We cannot assure you that management will be able to successfully manage our business or successfully implement our strategic plan. This could have a material adverse effect on our business and the results of our operations, financial condition and cash flows.

   We cannot assure you that our management will be able successfully to manage our business or successfully implement our strategic business plan. This could have a material adverse effect on our results of operations, financial condition and cash flows.

We are dependent on our management team, and the loss of their services could have a material adverse effect on our business and the results of our operations or financial condition.

   The success of our business is materially dependent upon the continued services of our executive management team. The loss of key personnel could have a material adverse effect on the results of our operations, financial condition or cash flows. Additionally, we cannot assure you that we will be able to attract or retain other skilled personnel in the future.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other attacks or acts of war may adversely affect the markets in which we operate, our operations and our profitability.

   On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. The attacks caused major instability in the U.S. and other financial markets and reduced consumer confidence. The threat of terrorist attacks, any military response and other related developments may adversely affect prevailing economic conditions, resulting in reduced consumer spending and reduced sales in our stores. These developments will subject us to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

                         Risks Related to Our Industry

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

   We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores and mail order pharmacies. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. Because many of our stores are new, their ability to achieve profitability depends on their ability to achieve a critical mass of customers. While customer growth is often achieved through purchases of prescription files from existing pharmacies, our ability to achieve this critical mass through purchases of prescription files could be confined by liquidity constraints. Although in the recent past, our competitiveness has been adversely affected by problems with inventory shortages, uncompetitive pricing and customer service, we have taken steps to address these issues. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. As competition increases, a significant increase in general pricing pressures could occur which would require us to increase our sales volume and to sell higher margin products and services in order to remain competitive. We cannot assure you that we will be able to continue effectively to compete in our markets or increase our sales volume in response to further increased competition.

Changes in third-party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on our business.

   Sales of prescription drugs, as a percentage of sales, and the percentage of prescription sales reimbursed by third parties, have been increasing and we expect them to continue to increase. In fiscal 2002, sales of prescription drugs represented 61.3% of our sales and we were reimbursed by third-party payors for approximately 92.0% of all of the prescription drugs that we sold. During fiscal 2002, the top five third-party payors accounted for approximately 20.0% of our total sales. Any significant loss of third-party provider business could have a material adverse effect on our business and results of operations. Also, these third-party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, we may be reimbursed for some prescription drugs at prices lower than our current retail prices. If third-party payors reduce their reimbursement levels or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales would be reduced, and the profitability of our business and our results of operations, financial condition or cash flows could be adversely affected.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.

   Our pharmacy business is subject to federal, state and local regulation. These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations, and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties and could adversely affect the continued operation of our business. Furthermore, our pharmacies could be affected by federal and state reform programs, such as healthcare reform initiatives which could, in turn, negatively affect our business. The passing of these initiatives or any new federal or state programs could adversely affect our results of operations, financial condition or cash flows.

Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.

   Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions and adequacy of warnings. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance. We cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self insure or we suffer reputational harm as a result of an error or omission.

We will not be able to compete effectively if we are unable to attract, hire and retain qualified pharmacists.

   There is a nationwide shortage of qualified pharmacists. In response, we have implemented improved benefits and training programs in order to attract, hire and retain qualified pharmacists. However, we may not be able to attract, hire and retain enough qualified pharmacists. This could adversely affect our operations.

                       Risks Related to Our Common Stock

Various planned issuances of stock will be, and our continuing debt restructuring efforts may be, dilutive to shareholders.

   At March 2, 2002, 515.1 million shares of our common stock were outstanding and an additional 174.7 million shares of our common stock were issuable related to outstanding stock options, convertible notes, preferred stock and warrants. In addition, we may undertake additional transactions to simplify and restructure our capital structure, which may include, as part of these efforts, additional issuances of equity securities in exchange for our indebtedness. The issuance of additional shares of common stock may be dilutive to the holders of our common stock. We cannot predict the extent to which the dilution will negatively affect the trading price of our common stock or the liquidity of our common stock.

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

   The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 2, 2002.


                                                                                                                         Fair Value
                                                                                                                        at March 2,
                                    2003        2004       2005        2006        2007      Thereafter      Total          2002
                                  --------    --------   -------    ----------   --------    ----------    ----------   -----------
                                                                        (Dollars in thousands)
Long-term debt, including
current portion
Fixed rate ....................   $202,913    $122,012   $62,528    $1,267,937   $593,505    $1,096,986    $3,345,881    $2,609,314
Average Interest Rate .........       6.64%       7.52%    10.80%         9.54%      6.21%         8.43%         8.36%
Variable Rate .................                                        378,462    149,500            --    $  527,962    $  527,962
Average Interest Rate .........                                           5.63%      9.38%                       6.69%
Interest Rate Swap ............         --          --        --            --         --            --            --     ($18,968)


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

   The ratings on the senior credit facility as of May 1, 2002 were BB- by Standard & Poor's and by B2 by Moody's. The interest rate on the variable-rate borrowings under the senior credit facility is LIBOR plus 3.75%.

   Downgrades of our credit ratings will not have an impact upon the rate on the borrowings under these credit facilities. However, an upgrade by Moody's to B1 or better would result in a reduction in our variable rate of .25% to LIBOR plus 3.50%.

   Changes in one month LIBOR affect our cost of borrowings because the interest rate on our variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 10% (approximately 20 basis points) as compared to the LIBOR rate of 1.88% as of March 2, 2002 our annual interest expense would change by approximately $1.0 million based upon our variable-rate debt outstanding of approximately $528.0 million on March 2, 2002.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable

                                    PART III


   We intend to file with the Securities and Exchange Commission a definitive proxy statement for our 2002 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after March 2, 2002. The information called for by this Part III is incorporated by reference to that proxy statement.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The consolidated financial statements of the Company and reports of independent accountants identified in the following index are incorporated by reference into this report from the individual pages filed as a part of this report:

1. Financial Statements

   The following financial statements and report of independent auditors are included herein:

         Independent Auditors' Reports............................................    F-1
         Consolidated Balance Sheets as of March 2, 2002 and March 3, 2001........    F-3
         Consolidated Statements of Operations for the fiscal years ended March 2,
          2002, March 3, 2001 and February 26, 2000...............................    F-4
         Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal
          years ended March 2, 2002, March 3, 2001 and February 26, 2000..........    F-5
         Consolidated Statements of Cash Flows for the fiscal years ended March 2,
          2002, March 3, 2001 and February 26, 2000...............................    F-6
         Notes to Consolidated Financial Statements...............................    F-7


2. Financial Statement Schedules

   Schedule II -- Valuation and Qualifying Accounts

   All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

   Financial statements of 50% or less owned companies have been omitted since they do not constitute significant subsidiaries.

3. Exhibits

Exhibit
Numbers                                 Description                                              Incorporation by Reference to
--------                                -----------                                              -----------------------------
 2        Plan of acquisition, reorganization, arrangement, liquidation or succession            Not applicable
 3.1      Restated Certificate of Incorporation dated December 12, 1996                          Exhibit 3(i) to Form 8-K filed on
                                                                                                 November 2, 1999
 3.2      Certificate of Amendment to the Restated Certificate of Incorporation dated            Exhibit 3(ii) to Form 8-K filed
          October 25, 1999                                                                       on November 2, 1999
 3.3      Series C Preferred Stock Certificate of Designation dated June 26, 2001                Exhibit 3.3 to Form S-1, File No.
                                                                                                 333-64960, filed on July 12, 2001
 3.4      Certificate of Amendment to Restated Certificate of Incorporation dated June 27,       Exhibit 3.4 to Form S-1, File No.
          2001                                                                                   333-64960, filed on July 12, 2001
 3.5      8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of          Exhibit 3.5 to Form S-1, File No.
          Designation dated October 3, 2001                                                      333-64960, filed on July 12, 2001
 3.6      By-laws, as amended on November 8, 2000                                                Exhibit 3.1 to Form 8-K filed on
                                                                                                 November 13, 2000
 3.7      Amendment to By-laws, adopted January 30, 2002                                         Exhibit T3B2 to Form T-3 filed on
                                                                                                 March 4, 2002
 4.1      Indenture dated as of September 10, 1997 by and between Rite Aid Corporation, as       Exhibit 4.1 to Registration
          issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's        Statement on Form S-3, File No.
          5.25% Convertible Subordinated Notes                                                   333-39699, filed on November 6,
                                                                                                 1997

Exhibit
Numbers                                 Description                                              Incorporation by Reference to
--------                                -----------                                              -----------------------------
 4.2      Indenture dated as of September 22, 1998 by and between Rite Aid Corporation, as       Exhibit 4.1 to Registration
          issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6%     Statement on Form S-4, File No.
          Dealer Remarketable Securities                                                         333-66901, filed on November 6,
                                                                                                 1998
 4.3      Indenture dated as of December 21, 1998, between Rite Aid Corporation, as issuer,      Exhibit 4.1 to Registration
          and Harris Trust and Savings Bank, as trustee, related to the Company's 5 1/2%         Statement on Form S-4, File No.
          Notes due 2000, 6% Notes due 2005, 6 7/8% Notes due 2008 and 6 7/8 Notes due 2028      333-74751, filed on March 19,
                                                                                                 1999
 4.4      Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation,     Exhibit 4.1 to Form 8-K, filed on
          as issuer, and U.S. Bank Trust National Association, to the Indenture dated as of      February 7, 2002
          August, 1993 and Morgan Guaranty Trust Company of New York, relating to the
          Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625%
          Notes due 2005 and 6.875% Notes due 2013
 4.5      Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation     Exhibit 4.2 to Form 8-K, filed on
          and Harris Trust and Savings Bank, to the Indenture dated September 10, 1997,          February 7, 2000
          between Rite Aid Corporation and Harris Trust and Savings Bank, related to the
          Company's 5.25% Convertible Subordinated Notes
 4.6      Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation     Exhibit 4.3 to Form 8-K, filed on
          and Harris Trust and Savings Bank, to the Indenture dated September 22, 1998,          February 7, 2000
          between Rite Aid Corporation and Harris Trust and Savings Bank, related to the
          Company's 6% Dealer Remarketable Securities
 4.7      Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation     Exhibit 4.4 to Form 8-K, filed on
          and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998,           February 7, 2000
          between Rite Aid Corporation and Harris Trust and Savings Bank, related to the
          Company's 10.5% Senior Secured Notes due 2002
 4.8      Indenture, dated as of June 14, 2000, among Rite Aid Corporation, as issuer, each      Exhibit 4.1 to Form 8-K, filed on
          of the Subsidiary Guarantors named therein and State Street Bank and Trust Company,    June 21, 2000
          as Trustee, related to the Company's 10.5% Senior Secured Notes due 2002
 4.9      Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and     Exhibit 4.7 to Registration
          State Street Bank and Trust Company, as trustee, related to the Company's 12.5%        Statement on Form S-1, File No.
          Senior Secured Notes due 2006                                                          333-64950, filed on July 12, 2002
 4.10     Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and     Exhibit 4.8 to Registration
          BNY Midwest Trust Company, as trustee, related to the Company's 11 3/4 Notes due       Statement on Form S-1, File No.
          December 2008                                                                          333-64950, filed on July 12, 2002
 4.11     Indenture dated as of November 19, 2001, between Rite Aid Corporation, as issuer,      Exhibit 4.3 to Form 10-Q, filed
          and BNY Midwest Trust Company, as trustee, related to the Company's 4.75%              on January 15, 2002
          Convertible Notes due December 1, 2006
 4.12     Indenture dated as of April 4, 2002, between Rite Aid Corporation, as issuer, and      Exhibit T3C to Form T-3, Filed on
          BNY Midwest Trust Company, as trustee, related to the Company's Senior Secured         March 4, 2000
          Notes due March 15, 2006
10.1      1999 Stock Option Plan*                                                                Exhibit 10.1 to Form 10-K, filed
                                                                                                 on May 21, 2001
10.2      2000 Omnibus Equity Plan*                                                              Included in Proxy Statement dated
                                                                                                 October 24, 2000
10.3      2001 Stock Option Plan*                                                                Exhibit 10.3 to Form 10-K, filed
                                                                                                 on May 21, 2001
10.4      Employment Agreement by and between Rite Aid Corporation and Robert G. Miller dated    Exhibit 10.1 to Form 8-K filed on
          as of December 5, 1999*                                                                January 18, 2000.
10.5      Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and        Exhibit 10.9 to Form 10-K, filed
          Robert G. Miller, dated as of May 7, 2001*                                             on May 21, 2001

Exhibit
Numbers                                 Description                                              Incorporation by Reference to
--------                                -----------                                              -----------------------------
10.6      Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of     Exhibit 4.31 to Form 8-K, filed
          December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*            on January 18, 2000
10.7      Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated    Exhibit 10.2 to Form 8-K, filed
          as of December 5, 1999*                                                                on January 18, 2000
10.8      Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and        Exhibit 10.12 to Form 10-K, filed
          Mary F. Sammons, dated as of May 7, 2001*                                              on May 21, 2001
10.9      Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of     Exhibit 4.32 to Form 8-K, filed
          December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*             on January 18, 2000
10.10     Employment Agreement by and between Rite Aid Corporation and David R. Jessick,         Exhibit 10.3 to Form 8-K, filed
          dated as of December 5, 1999*                                                          on January 18, 2000
10.11     Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of     Exhibit 4.33 to Form 8-K, filed
          December 5, 1999, by and between Rite Aid Corporation and David R. Jessick*            on January 18, 2000
10.12     Employment Agreement by and between Rite Aid Corporation and John T. Standley,         Exhibit 10.4 to Form 8-K, filed
          dated as of December 5, 1999*                                                          on January 18, 2000
10.13     Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of     Exhibit 4.34 to Form 8-K, filed
          December 5, 1999, by and between Rite Aid Corporation and John T. Standley*            on January 18, 2000
10.14     Employment Agreement by and between Rite Aid Corporation and Elliot S. Gerson,         Exhibit 10.18 to Form 10-K, filed
          dated as of November 16, 2000*                                                         on May 21, 2001
10.15     Employment Agreement by and between Rite Aid Corporation and Eric Sorkin, dated as     Exhibit 10.19 to Form 10-K filed
          of April 2, 1999*                                                                      on May 21, 2001
10.16     Employment Agreement by and between Rite Aid Corporation and James Mastrain, dated     Exhibit 10.20 to Form 10-K, filed
          as of September 27, 2000*                                                              on May 21, 2001
10.17     Rite Aid Corporation Special Deferred Compensation Plan*                               Exhibit 10. 20 to Form 10-K filed
                                                                                                 on July 11, 2000
10.18     Employment Agreement by and between Rite Aid Corporation and Christopher Hall,         Exhibit 10.48 to Form 10-K, filed
          dated as of January 26, 2000*                                                          on May 21, 2001
10.19     Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated     Exhibit 10.49 to Form 10-K filed
          as of February 28, 2001*                                                               on May 21, 2001
11        Statement regarding computation of earnings per share (see note 4 to the               Filed herewith
          consolidated financial statements)
12        Statement regarding computation of ratio of earnings to fixed charges                  Filed herewith
13        Annual report to security holders                                                      Not applicable
16        Letter regarding change in certifying accountant                                       Not applicable
18        Letter regarding change in accounting principles                                       Exhibit 18 to the Form 10-K filed
                                                                                                 on July 11, 2000
21        Subsidiaries of the registrant                                                         Filed herewith
22        Published report regarding matters submitted to vote of security holders               Not applicable
23.1      Consent of Deloitte & Touche LLP                                                       Filed herewith
23.2      Consent of Ernst & Young LLP                                                           Filed herewith
24        Power of Attorney                                                                      Not applicable


---------------
* Constitutes a compensatory plan or arrangement required to be filed with this Form.
(b) Reports on Form 8-K

   On February 27, 2002, we filed a current report on Form 8-K disclosing that we amended our $1.9 billion senior secured credit facility, which amendment allowed us to issue senior secured notes, as we previously agreed with the plaintiff's as the final payment of our previously announced settlement of the consolidated securities class action and derivative lawsuits against us.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Rite Aid Corporation
Camp Hill, Pennsylvania

   We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries as of March 2, 2002 and March 3, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 2, 2002. Our audits also included the financial statement schedule listed in the Table of Contents at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of PCS Holding Corporation (a consolidated subsidiary of Rite Aid Corporation), which has been included in discontinued operations in the accompanying consolidated financial statements, which statements reflect revenues of $1,264.7 million for the year ended February 26, 2000. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PCS Holding Corporation, is based solely on the report of such other auditors.

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

   In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries at March 2, 2002, and March 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, effective March 4, 2001. As discussed in Note 2 to the consolidated financial statements, the Company changed its application of the last-in, first-out ("LIFO") method of accounting for inventory in the year ended February 26, 2000.


/s/ DELOITTE & TOUCHE LLP


Philadelphia, Pennsylvania
April 30, 2002, except for Note 24,
   as to which the date is May 6, 2002

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholder
PCS Holding Corporation

   We have audited the consolidated balance sheet of PCS Holding Corporation and Subsidiaries (the Company) as February 26, 2000, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PCS Holding Corporation and Subsidiaries at February 26, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                               /s/ ERNST & YOUNG LLP


April 21, 2000

                     RITE AID CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                   March 2, 2002   March 3, 2001
                                                   -------------   -------------
                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ....................     $   344,055     $    92,290
 Accounts receivable, net .....................         581,698         503,527
 Inventories, net .............................       2,262,111       2,444,525
 Investment in AdvancePCS .....................              --         491,198
 Prepaid expenses and other current assets ....         101,681          85,292
                                                    -----------     -----------
   Total current assets........................       3,289,545       3,616,832
PROPERTY, PLANT AND EQUIPMENT, NET ............       2,096,030       3,041,008
GOODWILL AND OTHER INTANGIBLES ................         925,260       1,067,339
OTHER ASSETS ..................................         168,373         188,732
                                                    -----------     -----------
   Total assets................................     $ 6,479,208     $ 7,913,911
                                                    ===========     ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Short-term debt and current maturities of
   convertible notes, long-term debt and lease
   financing obligations.......................     $   209,457     $    36,956
 Accounts payable .............................         842,855         896,390
 Sales and other taxes payable ................          49,407          31,562
 Accrued salaries, wages and other current
   liabilities.................................         663,564         696,047
                                                    -----------     -----------
   Total current liabilities...................       1,765,283       1,660,955
CONVERTIBLE NOTES .............................         243,000         357,324
LONG-TERM DEBT, LESS CURRENT MATURITIES .......       3,427,930       4,428,871
LEASE FINANCING OBLIGATIONS, LESS CURRENT
  MATURITIES...................................         176,081       1,071,397
OTHER NONCURRENT LIABILITIES ..................         837,737         730,342
                                                    -----------     -----------
   Total liabilities...........................       6,450,031       8,248,889
COMMITMENTS AND CONTINGENCIES .................              --              --
REDEEMABLE PREFERRED STOCK ....................          19,561          19,457
STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, par value $1 per share;
   liquidation value $100 per share; 20,000
   shares authorized: shares issued -- 3,615
   and 3,340...................................         361,504         333,974
 Common stock, par value $1 per share;
   1,000,000 shares authorized: shares issued
   and outstanding -- 515,136 and 348,055......         515,136         348,055
 Additional paid-in capital ...................       3,151,811       2,065,301
 Accumulated deficit ..........................      (4,006,043)     (3,171,956)
 Stock based and deferred compensation ........             463          19,782
 Accumulated other comprehensive (loss) income          (13,255)         50,409
                                                    -----------     -----------
   Total stockholders' equity (deficit)........           9,616        (354,435)
                                                    -----------     -----------
   Total liabilities and stockholders' equity
    (deficit) .................................     $ 6,479,208     $ 7,913,911
                                                    ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                                          Year Ended
                                                                                          -----------------------------------------
                                                                                            March 2,      March 3,     February 26,
                                                                                              2002          2001           2000
                                                                                           (52 weeks)    (53 weeks)     (52 weeks)
                                                                                          -----------    -----------   ------------
REVENUES                                                                                  $15,171,146    $14,516,865    $13,338,947
COSTS AND EXPENSES:
 Cost of goods sold, including occupancy costs........................................     11,742,309     11,151,490     10,213,428
 Selling, general and administrative expenses.........................................      3,382,962      3,412,442      3,651,248
 Stock-based compensation (benefit) expense...........................................        (15,891)        45,865        (43,438)
 Goodwill amortization................................................................         21,007         20,670         24,457
 Store closing and impairment charges.................................................        251,617        388,078        139,448
 Interest expense.....................................................................        396,064        649,926        542,028
 Interest rate swap contracts.........................................................         41,894             --             --
 Loss on debt and lease conversions and modifications.................................        154,465        100,556             --
 Share of loss from equity investments................................................         12,092         36,675         15,181
 Gain on sale of assets and investments, net..........................................        (42,536)        (6,030)       (80,109)
                                                                                          -----------    -----------    -----------
                                                                                           15,943,983     15,799,672     14,462,243
                                                                                          -----------    -----------    -----------
 Loss from continuing operations before income taxes, extraordinary item and
   cumulative effect of accounting change.............................................       (772,837)    (1,282,807)    (1,123,296)
INCOME TAX EXPENSE (BENEFIT)..........................................................        (11,745)       148,957         (8,375)
                                                                                          -----------    -----------    -----------
 Loss from continuing operations before extraordinary item and cumulative effect of
   accounting change..................................................................       (761,092)    (1,431,764)    (1,114,921)
INCOME FROM DISCONTINUED OPERATIONS, net of income tax expense of $0, $13,846 and
  $30,903.............................................................................             --         11,335          9,178
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income tax benefit of $734........             --       (168,795)            --
EXTRAORDINARY ITEM, loss on early extinguishment of debt, net of income taxes of $0...        (66,589)            --             --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income tax benefit of $18,200..........             --             --        (27,300)
                                                                                          -----------    -----------    -----------
   NET LOSS                                                                               $  (827,681)   $(1,589,224)   $(1,133,043)
                                                                                          ===========    ===========    ===========
COMPUTATION OF LOSS APPLICABLE TO COMMON STOCKHOLDERS:
 Net loss.............................................................................    $  (827,681)   $(1,589,224)   $(1,133,043)
 Accretion of redeemable preferred stock..............................................           (104)            --            (97)
 Preferred stock conversion reset.....................................................         (6,406)      (160,915)            --
 Cumulative preferred stock dividends.................................................        (27,530)       (25,724)       (10,110)
                                                                                          -----------    -----------    -----------
   Loss applicable to common stockholders                                                 $  (861,721)   $(1,775,863)   $(1,143,250)
                                                                                          ===========    ===========    ===========
BASIC AND DILUTED (LOSS) INCOME PER SHARE:
 Loss from continuing operations......................................................    $     (1.68)   $     (5.15)   $     (4.34)
 Income (loss) from discontinued operations...........................................             --          (0.50)          0.04
 Loss from extraordinary item.........................................................          (0.14)            --             --
 Cumulative effect of accounting change...............................................             --             --          (0.11)
                                                                                          -----------    -----------    -----------
   Net loss per share.................................................................    $     (1.82)   $     (5.65)   $     (4.41)
                                                                                          ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)



                                               Preferred Stock         Common Stock      Additional     Retained      Stock Based
                                              ------------------    ------------------     Paid-in      Earnings     and Deferred
                                             Shares     Amount      Shares     Amount      Capital      (Deficit)    Compensation
                                             ------    ---------   -------    --------   ----------    -----------   ------------
BALANCE FEBRUARY 27, 1999 ................       --           --   258,861    $258,861   $1,370,005    $  (288,774)          --
Net loss .................................                                                              (1,133,043)
Other comprehensive income --
 Minimum pension liability adjustment ....
 Comprehensive loss ......................
Issuance of preferred shares .............    3,000    $ 300,000
Exchange of preferred shares (Series B
  for Series A)...........................       --           --
Stock options exercised ..................                              66          66          814
Stock option income tax benefit ..........                                                      243
Stock grants .............................                           1,000       1,000        7,250                    $ (6,188)
Issuance of common stock warrants ........                                                    8,500
Bond conversion ..........................                                                        5
Dividends on preferred stock .............       83        8,250                             (8,250)
Increase resulting from sale of stock by
  equity method investee..................                                                    2,929
Cash dividends paid on common stock
  ($.3450 per share)......................                                                  (89,159)
                                              -----    ---------   -------    --------   ----------    -----------     --------
BALANCE FEBRUARY 26, 2000 ................    3,083      308,250   259,927     259,927    1,292,337     (1,421,817)      (6,188)
Net loss .................................                                                              (1,589,224)
Other comprehensive (loss) --
 Minimum pension liability adjustment ....
 Appreciation of investment in AdvancePCS
 Comprehensive loss ......................
Preferred stock conversion reset .........              (160,915)                           160,915
Accretion of convertible preferred stock .               160,915                                          (160,915)
Stock grants .............................                           4,004       4,004       18,793                     (10,410)
Bond conversion ..........................                          84,124      84,124      604,574
Deferred compensation plans ..............                                                                               36,380
Dividends on preferred stock .............      257       25,724                            (25,724)
Increase resulting from sale of stock by
  equity method investee..................                                                   14,406
                                              -----    ---------   -------    --------   ----------    -----------     --------
BALANCE MARCH 3, 2001 ....................    3,340    $ 333,974   348,055    $348,055   $2,065,301    $(3,171,956)    $ 19,782
Net loss .................................                                                                (827,681)
Other comprehensive loss:
Sale of investment in AdvancePCS .........
Cash flow hedge transition liability
  adjustment..............................
Cash flow hedge market value adjustment ..
Elimination of cash flow hedge accounting
Minimum pension liability adjustment .....
Comprehensive loss .......................
Bond conversions .........................                          86,386      86,386      649,797
Issuance of common stock .................                          80,083      80,083      448,321
Issuance of common stock warrants ........                             982         982        8,018
Preferred stock conversion reset .........                (6,406)                             6,406
Accretion of convertible preferred stock .                 6,406                                            (6,406)
Exchange of preferred shares (Series D
  for Series B)...........................       --           --
Stock grants .............................                              88          88          659                       8,388
Deferred compensation plans ..............                                                                              (27,771)
Stock options exercised ..................                             421         421        1,764
Issuance of common stock for services ....                             331         331        1,787
Stock forfeitures ........................                          (1,210)     (1,210)      (3,423)                         64
Dividends on preferred stock .............      275       27,530                            (27,530)
Increase resulting from sale of stock by
  equity method investee..................                                                      711
                                              -----    ---------   -------    --------   ----------    -----------     --------
BALANCE MARCH 2, 2002 ....................    3,615    $ 361,504   515,136    $515,136   $3,151,811    $(4,006,043)    $    463
                                              =====    =========   =======    ========   ==========    ===========     ========


                                              Accumulated
                                                 Other
                                             Comprehensive
                                                 Income          Total
                                             -------------    -----------
BALANCE FEBRUARY 27, 1999 ................      $   (475)     $ 1,339,617
Net loss .................................                     (1,133,043)
Other comprehensive income --
 Minimum pension liability adjustment ....           475              475
                                                              -----------
 Comprehensive loss ......................                     (1,132,568)
Issuance of preferred shares .............                        300,000
Exchange of preferred shares (Series B
  for Series A)...........................                             --
Stock options exercised ..................                            880
Stock option income tax benefit ..........                            243
Stock grants .............................                          2,062
Issuance of common stock warrants ........                          8,500
Bond conversion ..........................                              5
Dividends on preferred stock .............                             --
Increase resulting from sale of stock by
  equity method investee..................                          2,929
Cash dividends paid on common stock
  ($.3450 per share)......................                        (89,159)
                                                --------      -----------
BALANCE FEBRUARY 26, 2000 ................            --          432,509
Net loss .................................                     (1,589,224)
Other comprehensive (loss) --
 Minimum pension liability adjustment ....          (622)            (622)
 Appreciation of investment in AdvancePCS         51,031           51,031
                                                              -----------
 Comprehensive loss ......................                     (1,538,815)
Preferred stock conversion reset .........                             --
Accretion of convertible preferred stock .                             --
Stock grants .............................                         12,387
Bond conversion ..........................                        688,698
Deferred compensation plans ..............                         36,380
Dividends on preferred stock .............                             --
Increase resulting from sale of stock by
  equity method investee..................                         14,406
                                                --------      -----------
BALANCE MARCH 3, 2001 ....................      $ 50,409      $  (354,435)
Net loss .................................                       (827,681)
Other comprehensive loss:
Sale of investment in AdvancePCS .........       (51,031)         (51,031)
Cash flow hedge transition liability
  adjustment..............................       (29,010)         (29,010)
Cash flow hedge market value adjustment ..        (2,037)          (2,037)
Elimination of cash flow hedge accounting         31,047           31,047
Minimum pension liability adjustment .....       (12,633)         (12,633)
                                                              -----------
Comprehensive loss .......................                       (891,345)
Bond conversions .........................                        736,183
Issuance of common stock .................                        528,404
Issuance of common stock warrants ........                          9,000
Preferred stock conversion reset .........                             --
Accretion of convertible preferred stock .                             --
Exchange of preferred shares (Series D
  for Series B)...........................                             --
Stock grants .............................                          9,135
Deferred compensation plans ..............                        (27,771)
Stock options exercised ..................                          2,185
Issuance of common stock for services ....                          2,118
Stock forfeitures ........................                         (4,569)
Dividends on preferred stock .............                             --
Increase resulting from sale of stock by
  equity method investee..................                            711
                                                --------      -----------
BALANCE MARCH 2, 2002 ....................      $(13,255)     $     9,616
                                                ========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                          Year Ended
                                                                                          -----------------------------------------
                                                                                            March 2,      March 3,     February 26,
                                                                                              2002          2001           2000
                                                                                           (52 Weeks)    (53 Weeks)     (52 Weeks)
                                                                                          -----------    -----------   ------------
OPERATING ACTIVITIES:
 Net loss.............................................................................    $  (827,681)   $(1,589,224)   $(1,133,043)
 Income from discontinued operations..................................................             --         11,335          9,178
 Loss on disposal of discontinued operations..........................................             --       (168,795)            --
 Extraordinary loss...................................................................        (66,589)            --             --
                                                                                          -----------    -----------    -----------
 Loss from continuing operations......................................................       (761,092)    (1,431,764)    (1,142,221)
                                                                                          -----------    -----------    -----------
 Adjustments to reconcile to net cash provided by (used in) operations:
   Cumulative effect of change in accounting method...................................             --             --         27,300
   Depreciation and amortization......................................................        349,840        384,066        443,974
   Store closings and impairment loss.................................................        251,617        388,078        139,448
   Interest rate swap contracts.......................................................         41,894             --             --
   Gain on sale of assets and investments, net........................................        (42,536)        (6,030)       (80,109)
   Stock-based compensation (benefit) expense.........................................        (15,891)        45,865        (43,438)
   Write-off of deferred tax asset....................................................             --        146,917             --
   Loss on debt and lease conversions and modifications...............................        154,465        100,556             --
   Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable...............................................................        (69,004)      (351,492)       (79,156)
    Inventories.......................................................................        112,649         27,912         77,963
    Income taxes receivable/payable...................................................        (14,635)       147,599         25,390
    Accounts payable..................................................................         (5,004)       (66,462)      (278,073)
    Other liabilities.................................................................        (62,564)      (148,880)       196,938
    Other.............................................................................         76,604         59,081         88,886
                                                                                          -----------    -----------    -----------
    Net cash provided by (used in) continuing operations                                       16,343       (704,554)      (623,098)
    Net cash provided by discontinued operations......................................             --          3,758        365,375
                                                                                          -----------    -----------    -----------
    Net cash provided by (used in) operating activities...............................         16,343       (700,796)      (257,723)
                                                                                          -----------    -----------    -----------
INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment.......................................       (175,183)      (132,504)      (573,287)
 Purchases of businesses, net of cash acquired........................................             --             --        (24,454)
 Net investment in equity method investee.............................................             --             --         (8,125)
 Intangible assets acquired...........................................................        (12,200)        (9,000)       (67,783)
 Proceeds from the repayment / sale of AdvancePCS securities..........................        484,214             --             --
 Proceeds from sale of discontinued operations........................................             --        710,557             --
 Proceeds from dispositions...........................................................         45,700        108,600        169,537
                                                                                          -----------    -----------    -----------
    Net cash provided by (used in) continuing operations                                      342,531        677,653       (504,112)
    Net cash used in discontinued operations..........................................             --             --        (48,021)
                                                                                          -----------    -----------    -----------
    Net cash provided by (used in) investing activities...............................        342,531        677,653       (552,133)
                                                                                          -----------    -----------    -----------
FINANCING ACTIVITIES:
 Net proceeds from the issuance of long-term debt.....................................      1,378,462             --      1,600,000
 Net change in bank credit facilities.................................................             --        324,899        716,073
 Net payments of commercial paper borrowings..........................................             --       (192,000)    (1,591,125)
 Net proceeds from the issuance of preferred stock....................................             --             --        300,000
 Repurchase of redeemable preferred stock.............................................             --             --        (10,000)
 Proceeds from the issuance of bonds..................................................        392,500             --             --
 Proceeds from leasing obligations....................................................             --          6,992         74,898
 Principal payments on long-term debt.................................................     (2,325,562)      (126,122)       (68,113)
 Cash dividends paid..................................................................             --             --        (89,159)
 Net proceeds from the issuance of common stock.......................................        530,589             --            880
 Deferred financing costs paid........................................................        (83,098)       (78,093)       (34,984)
 Other................................................................................             --             --          6,621
                                                                                          -----------    -----------    -----------
    Net cash (used in) provided by financing activities...............................       (107,109)       (64,324)       905,091
                                                                                          -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................        251,765        (87,467)        95,235
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........................................         92,290        179,757         84,522
                                                                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                    $   344,055    $    92,290    $   179,757
                                                                                          ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

 Description of Business

   The Company is a Delaware corporation and through its wholly-owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 3,497 stores in operation as of March 2, 2002. The Company's drugstores' primary business is pharmacy services. It also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

   The Company's continuing operations consists solely of the retail drug segment. Revenues from its retail drug stores are derived from:

                                                                                                  Year Ended
                                                                              --------------------------------------------------
                                                                              March 2, 2002    March 3, 2001   February 26, 2000
                                                                                (52 Weeks)      (53 Weeks)         (52 Weeks)
                                                                              -------------    -------------   -----------------
   Pharmacy ...............................................................    $ 9,292,604      $ 8,639,288       $ 7,788,404
   Front-end ..............................................................      5,878,542        5,877,577         5,550,543
                                                                               -----------      -----------       -----------
                                                                               $15,171,146      $14,516,865       $13,338,947
                                                                               ===========      ===========       ===========


 Discontinued Operations

   On October 2, 2000, the Company sold its wholly owned subsidiary PCS Health Systems, Inc. ("PCS"), a pharmacy benefits manager ("PBM"). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations (see Note 23).

 Fiscal Year

   The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended March 2, 2002 and February 26, 2000 included 52 weeks. The fiscal year ended March 3, 2001 included 53 weeks.

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

 Allowance for Uncollectible Receivables

   The majority of prescription sales are made to customers that are covered by third-party payors, such as insurance companies, government agencies and employers. The Company carries receivables that represent

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

1. Summary of Significant Accounting Policies -- (Continued)

the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

 Inventories

   Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories (see Note 2). At March 2, 2002 and March 3, 2001, inventories were $450,726 and $381,466, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for warehouse inventories. The LIFO charge was $69,260, $40,726 and $34,614 for fiscal years 2002, 2001 and 2000, respectively.

 Impairment of Long-Lived Assets

   Asset impairments are recorded when the carrying value of assets are not recoverable. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of operating stores as "Assets to Be Held and Used" and assets of stores that have been closed as "Assets to Be Disposed Of." The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at the store level include tangible long-lived assets, identifiable intangibles and allocable goodwill that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flows from the stores that support those assets. Enterprise goodwill not associated with assets being tested for impairment is evaluated based on a comparison of undiscounted future cash flows of the enterprise compared to the related net book value of the enterprise.

   The Company reviews long-lived assets to be held and used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.

 Property, Plant and Equipment

   Property, plant and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following useful lives: buildings -- 30 to 45 years; equipment -- 3 to 15 years.

   Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease. Capitalized lease assets are recorded at the present value of minimum lease payments and amortized over the estimated economic life of the related property or term of the lease.

   The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2002, 2001 and 2000, the Company capitalized costs of approximately $2,198, $1,227 and $4,595, respectively.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

1. Summary of Significant Accounting Policies -- (Continued)

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

 Investments in Fifty Percent or Less Owned Subsidiaries

   Investments in affiliated entities for which the Company has the ability to exercise significant influence, but not control over the investee, and in which the Company holds an ownership interest of the common stock of between 20% and 50%, are accounted for under the equity method of accounting and are included in other assets. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The portion of the Company's investment in an equity-method investee that exceeds its share of the underlying net equity of the investee, if any, is amortized over 7 to 30 years.

   The ability to exercise significant influence is reviewed on a periodic basis. In instances where the Company loses its ability to exercise significant influence due to decreases in its ownership percentage or board participation, the Company will cease the use of the equity method of accounting, and in turn use the cost method of accounting. Under the cost method of accounting, the Company records its investment in the affiliated entity at cost, as a component of other assets. Income is recognized to the extent that the affiliate pays dividends to the Company.

 Revenue Recognition

   The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented.

 Vendor Rebates and Allowances

   Rebates and allowances received from vendors that are dependent on purchases are initially deferred and are recognized as a reduction of cost of goods sold when the related inventory is sold. Rebates and allowances not tied directly to purchases are recognized as a reduction of selling, general and administrative expense when earned.

 Vendor Debit Reserve

   The Company maintains a contra-payable for returns and vendor allowances that have been earned under the terms of the corresponding agreements, but have not been charged against a payment to the vendor or received in cash. The Company records a reserve against this contra-payable based upon historical realization of these items and known issues with the vendors.

 Stock-Based Compensation

   The Company accounts for its associate and director stock-based compensation plans under APB Opinion No. 25.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

1. Summary of Significant Accounting Policies -- (Continued)

   The Company maintains various stock based incentive compensation programs for executives and key associates. The Company accounts for several of the awards under these plans using variable plan accounting. Under variable plan accounting, the Company records expense on the awards over the option period based on the difference between the actual market value of the stock, and the strike price of the award.

 Store Preopening Expenses and Closing Costs

   Costs incurred prior to the opening of a new store, associated with a remodeled store or related to the opening of a distribution facility are charged against earnings as administrative and general expenses when incurred. When a store is closed, the Company expenses unrecoverable costs and accrues a liability equal to the present value of the remaining lease obligations, net of expected sublease income. Other store closing and liquidation costs are expensed when incurred and included in cost of goods sold.

 Lease Exit Charges

   The Company records reserves for closed stores based on future lease commitments, anticipated ancillary occupancy costs, anticipated future subleases of properties and current risk-free interest rates.

 Litigation Reserves

   The Company is involved in litigation on an ongoing basis. The Company accrues its best estimate of the probable loss related to legal claims. Such estimates are developed in consultation with in-house and outside counsel, and are based upon a combination of litigation and settlement strategies.

 Advertising

   Advertising costs are expensed as incurred. Advertising expenses, net of reimbursements, for fiscal 2002, 2001 and 2000 were $219,532, $214,891 and $194,880, respectively.

 Insurance

   The Company is self-insured for certain general liability and workers' compensation claims. For claims that are self-insured, stop-loss insurance coverage is maintained for workers' compensation occurrences exceeding $500 and general liability occurrences exceeding $2,000. The Company utilizes actuarial studies as the basis for developing reported claims and estimating claims incurred but not reported relating to the Company's self-insurance. Workers' compensation claims are discounted to present value using a risk-free interest rate.

   A majority of the Company-sponsored associate medical plans are self-insured. The remaining Company-sponsored associate medical plans are covered through guaranteed cost contracts.

 Benefit Plan Accruals

   The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 87, "Employer's Accounting for Pensions". Key assumptions used in the actuarial valuations include the discount rate and the anticipated rate of return on plan assets.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

1. Summary of Significant Accounting Policies -- (Continued)

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

   The Company currently has net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOL's generate a significant deferred tax asset. However, the Company has recorded a valuation allowance against this deferred tax asset as it has been determined that it is more likely than not that the Company will not generate future income that the NOL's could offset.

 Use of Estimates

   The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Significant Concentrations

   During fiscal 2002, the Company purchased approximately 93% of the dollar volume of its prescription drugs from a single supplier, McKesson HBOC, Inc. ("McKesson"), under a contract expiring April 2004. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have difficulty filling prescriptions, which would negatively impact the business.

 Derivatives

   The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company will use hedge accounting treatment on derivative instruments to the extent that the respective instrument qualifies for such treatment under SFAS No. 133.

   On March 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. In connection with the adoption of the new statement, the Company recorded $29,010 in Other Comprehensive Income ("OCI") as a cumulative change in accounting for derivatives designated as cash flow type hedges prior to adopting SFAS No. 133. The Company enters into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt. These interest rate swap agreements were accounted for as cash flow hedges upon the initial adoption of SFAS No. 133.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

1. Summary of Significant Accounting Policies -- (Continued)

 Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows:
a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The adoption of SFAS No. 141 had no impact on the consolidated financial position or results of operations. SFAS No. 142 is effective for the fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that all goodwill and intangibles with indefinite lives shall not be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of the Statement. The Company has evaluated the provisions of SFAS No. 142 and will not have to record any impairment of goodwill upon the adoption of SFAS No. 142, which is effective March 3, 2002. At March 2, 2002, the Company had unamortized goodwill of $684,535 and recorded $21,007 of goodwill amortization expense in fiscal 2002.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 modifies SFAS No.
121 in that it eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also modifies APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to require discontinued operations presentation in the income statement for a component of an entity that is to be disposed. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is encouraged. The Company plans to adopt SFAS No. 144 effective March 3, 2002 and the impact is not believed to be material.

2. Change in Accounting Method

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

3. Acquisitions and Dispositions

   On March 3, 1999, the Company purchased 25 drugstores from Edgehill Drugs, Inc. The purchase price was $24,454, net of cash acquired of $12. This acquisition was accounted for under the purchase method of accounting. The results of operations have been included in these consolidated financial statements since the date of acquisition.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

3. Acquisitions and Dispositions -- (Continued)

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

4. Earnings Per Share

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


                                                                                                           Year Ended
                                                                                            ---------------------------------------
                                                                                             March 2,     March 3,     February 26,
                                                                                               2002         2001           2000
                                                                                            ---------    -----------   ------------
Numerator for earnings per share:
   Loss from continuing operations before extraordinary item and cumulative effect of
    accounting change, net of tax.......................................................    $(761,092)   $(1,431,764)   $(1,114,921)
   Accretion of redeemable preferred stock..............................................         (104)            --            (97)
   Preferred stock conversion reset.....................................................       (6,406)      (160,915)            --
   Cumulative preferred stock dividends.................................................      (27,530)       (25,724)       (10,110)
                                                                                            ---------    -----------    -----------
   Loss before extraordinary item and cumulative effect of accounting change
    attributable to common stockholders.................................................     (795,132)    (1,618,403)    (1,125,128)
   Income from discontinued operations, net of tax......................................           --         11,335          9,178
   Loss on disposal of discontinued operations, net of tax..............................           --       (168,795)            --
                                                                                            ---------    -----------    -----------
   Total income (loss) from discontinued operations.....................................           --       (157,460)         9,178
   Extraordinary item, loss on early extinguishment of debt.............................      (66,589)            --             --
   Cumulative effect of accounting change...............................................           --             --        (27,300)
                                                                                            ---------    -----------    -----------
Net loss attributable to common stockholders............................................    $(861,721)   $(1,775,863)   $(1,143,250)
                                                                                            =========    ===========    ===========
Denominator:
   Basic weighted average shares........................................................      474,028        314,189        259,139
   Diluted weighted average shares......................................................      474,028        314,189        259,139
Basic and diluted loss per share:
   Loss from continuing operations......................................................    $   (1.68)   $     (5.15)   $     (4.34)
   Income (loss) from discontinued operations...........................................           --          (0.50)          0.04
   Extraordinary item, loss on early extinguishment of debt, net........................        (0.14)            --             --
   Cumulative effect of accounting change, net..........................................           --             --          (0.11)
                                                                                            ---------    -----------    -----------
   Net loss per share...................................................................    $   (1.82)   $     (5.65)   $     (4.41)
                                                                                            =========    ===========    ===========


   In fiscal 2002, 2001 and 2000, no potential shares of common stock have been included in the calculation of diluted earnings per share because of the losses reported. At March 2, 2002, an aggregate of 174,685 potential common shares related to stock options, convertible preferred stock, convertible notes,

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

4. Earnings Per Share -- (Continued)

warrants, stock appreciation rights and other have been excluded from the computation of diluted earnings per share.

5. Store Closing and Impairment Charges

   Store closing and impairment charges consist of:


                                                                                                             Year Ended
                                                                                                -----------------------------------
                                                                                                March 2,    March 3,   February 26,
                                                                                                  2002        2001         2000
                                                                                                --------    --------   ------------
Impairment charges..........................................................................    $157,962    $214,224     $120,593
Store and equipment lease exit charges......................................................      93,303      57,668       18,855
Impairment of other assets..................................................................         352     116,186           --
                                                                                                --------    --------     --------
                                                                                                $251,617    $388,078     $139,448
                                                                                                ========    ========     ========


 Impairment charges

   In fiscal 2002, 2001 and 2000 store closing and impairment charges include non-cash charges of $157,962, $214,224 and $120,593, respectively, for the impairment of long-lived assets (including allocable goodwill) at 365, 495 and 249 stores. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

 Store and equipment lease exit charges

   Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is the date the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The discount rates used to determine the liability were 4.22%, 4.71% and 6.60% at March 2, 2002, March 3, 2001 and February 26, 2000, respectively. Also included in this line are charges of approximately $1,300 incurred during fiscal 2002 related to the early termination of an equipment lease.

   Subsequent to the recording of lease accruals, management determined that certain stores would remain open or would not relocate. Accordingly, the Company reversed charges of $6,678, $13,232 and $10,490 in fiscal 2002, 2001 and 2000, respectively, for lease accruals previously established for those stores.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

5. Store Closing and Impairment Charges -- (Continued)

   The reserve for store lease exit costs includes the following activity:


                                                                                                             Year Ended
                                                                                                -----------------------------------
                                                                                                March 2,    March 3,   February 26,
                                                                                                  2002        2001         2000
                                                                                                --------    --------   ------------
 Balance--beginning of year.................................................................    $233,008    $212,812     $ 246,805
   Provision for present value of noncancellable lease payments of stores designated to be
    closed..................................................................................     104,724     102,495        58,324
   Changes in assumptions about future sublease income, terminations, etc. and change of
    interest rate...........................................................................      (6,071)    (31,595)     (28,979)
   Reversals of reserves for stores that management has determined will remain open.........      (6,678)    (13,232)     (10,490)
   Interest accretion.......................................................................       9,017      11,552        13,251
   Cash payments, net of sublease income....................................................     (46,536)    (49,024)     (66,099)
                                                                                                --------    --------     ---------
 Balance--end of year.......................................................................    $287,464    $233,008     $ 212,812
                                                                                                ========    ========     =========


   In addition to store closings, the Company also closed or relocated certain distribution centers in its efforts to consolidate operations. During the second quarter of fiscal 2000, management approved a plan to close its leased distribution center in Las Vegas, Nevada and terminate all of its associates at the facility and, as a result, accrued termination benefit payments of $1,634 in the second quarter of 2000, with the charge included in selling, general and administrative expenses. Severance payments of $1,165 were made during fiscal year 2000 leaving a remaining liability of $469 at February 26, 2000, with remaining payments made during fiscal 2001. The operating lease for the distribution center was terminated in May 2000 at the end of the lease term with no additional liability to the Company.

   In the third quarter of fiscal 2000, management announced plans to close its South Nitro, West Virginia distribution center in the summer of 2000. As a result of this exit plan, the Company accrued termination benefits of $3,858 in the third quarter of fiscal 2000 for all of the 480 associates with the charge included in selling, general and administrative expenses. In the fourth quarter of fiscal 2000 management decided to not close the facility. However, prior to this decision the Company became obligated to pay $1,040 in severance costs related to 102 associates. The Company paid $540 in the fourth quarter of fiscal 2000 and the remaining $500 was paid in fiscal 2001. The remaining reserve of $2,818 was reversed to selling, general and administrative expenses in the fourth quarter of fiscal 2000.

   In the third quarter of fiscal 2000, management approved a plan to close and sell its Ogden, Utah distribution center. As a result of this exit plan, a liability of $2,256 for termination benefits for 500 associates were recorded through selling, general and administrative expenses in the third quarter of fiscal 2000 which were subsequently paid. Additionally, an impairment charge of $7,600 for long-lived assets was recorded in the third quarter of fiscal 2000. The facility was sold in March 2000.

 Impairment of investments

   The Company has an investment in the common stock of drugstore.com, which is accounted for under the equity method. The initial investment was valued based upon the initial public offering price of drugstore.com. During fiscal 2001, the Company recorded an impairment of its investment in drugstore.com of $112,123. This impairment charge was based upon a decline in the market value of drugstore.com's stock that the Company believes to be other than temporary. As of March 2, 2002, the Company has no remaining recorded value for its investment in drugstore.com's common stock.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

5. Store Closing and Impairment Charges -- (Continued)

   Additionally, the Company recorded impairment charges of $352 and $4,063 for other investments for the years ended March 2, 2002 and March 3, 2001.

6. Accounts Receivable

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

   The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at March 2, 2002 and March 3, 2001 was $28,084 and $37,050, respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., insurance companies and governmental agencies) under third-party plans and are booked net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

7. Property, Plant and Equipment

   Following is a summary of property, plant and equipment, including capital lease assets, at March 2, 2002 and March 3, 2001:


                                                          2002           2001
                                                       -----------   -----------
 Land .............................................    $   290,104   $   668,561
 Buildings ........................................        555,164       932,083
 Leasehold improvements ...........................      1,096,214     1,192,815
 Equipment ........................................      1,469,722     1,413,890
 Construction in progress .........................         28,533        49,182
                                                       -----------   -----------
                                                         3,439,737     4,256,531
 Accumulated depreciation .........................     (1,343,707)   (1,215,523)
                                                       -----------   -----------
   Property, plant and equipment, net..............    $ 2,096,030   $ 3,041,008
                                                       ===========   ===========


   Depreciation expense, which includes the depreciation of assets recorded under capital leases, was $260,040 in fiscal 2002, $285,886 in fiscal 2001 and $326,873 in fiscal 2000.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

7. Property, Plant and Equipment -- (Continued)

   Substantially all of the Company's owned properties on which it operates stores are pledged as collateral under the Company's debt agreements. Included in property, plant and equipment is the carrying amount of assets to be disposed of totaling $52,890 and $64,131 at March 2, 2002 and March 3, 2001, respectively.

8. Investments in Fifty Percent or Less Owned Subsidiaries

   In July 1999, the Company purchased 9,335 of Series E Convertible Preferred Shares in drugstore.com, an on-line pharmacy, for cash of $8,125, including legal costs, and the Company's agreement to provide access to the Company's networks of pharmacies and third-party providers, advertising commitments and exclusivity agreements. Each of the Series E Convertible Preferred Shares were converted to one share of common stock at the time of drugstore.com's initial public offering late in July 1999 and represented 21.6% of the voting stock immediately after the initial public offering. The investment was initially valued at $168,025, equal to the initial public offering price of $18 per share multiplied by the Company's shares. The Company initially accounted for the investment on the equity method because the Company had significant influence over drugstore.com resulting from its share of the voting stock, its right to appoint one board member and a number of significant operating agreements. Included in other noncurrent liabilities is the unamortized portion of the fair value of the operating agreements of $117,930 that is being amortized over 10 years, the life of the arrangements described above. As a result of the start-up nature of the drugstore.com, the Company recorded an increase to its investment of $711, $14,406 and $2,929 and corresponding increases to equity in connection with the sale of stock by drugstore.com during fiscal 2002, 2001 and 2000, respectively. During fiscal 2001, the Company recorded an impairment of its investment in drugstore.com of $112,123. This impairment charge was based upon a decline in the market value of drugstore.com's stock that the Company believes to be other than temporary. As of March 2, 2002, the Company has no remaining recorded value for its investment in drugstore.com's common stock.

   In January 2002, the Company sold 1,400 shares of drugstore.com common stock, resulting in a gain on sale of assets of $4,376.

9. Goodwill and Other Intangibles

   Following is a summary of intangible assets at March 2, 2002 and March 3, 2001:


                                                            2002         2001
                                                         ----------   ----------
Goodwill ............................................    $  793,770   $  848,121
Lease acquisition costs and favorable leases ........       312,811      343,006
Prescription files ..................................       341,284      334,089
Assembled workforce .................................        41,525       47,133
                                                         ----------   ----------
                                                          1,489,390    1,572,349
Accumulated amortization ............................      (564,130)   (505,010)
                                                         ----------   ----------
                                                         $  925,260   $1,067,339
                                                         ==========   ==========

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

10. Accrued Salaries, Wages and Other Current Liabilities

   Accrued salaries, wages and other current liabilities consist of the following at March 2, 2002 and March 3, 2001:


                                                               2002       2001
                                                             --------   --------
Accrued wages, benefits and other personnel costs .......    $259,915   $249,456
Accrued legal and other professional fees ...............      46,120     64,482
Accrued personal property taxes payable .................       2,661      2,887
Accrued interest ........................................      64,781     85,308
Accrued lease exit costs ................................      39,378     37,043
Accrued rent and other occupancy costs ..................      81,314     68,716
Deferred income .........................................      36,996     24,543
Accrued store expense ...................................      20,014     31,934
Accrued real estate and property taxes ..................      36,926     44,866
Accrued self insurance liability ........................      34,427     30,668
Accrued advertising .....................................      13,393     15,869
Other ...................................................      27,639     40,275
                                                             --------   --------
                                                             $663,564   $696,047
                                                             ========   ========


11. Income Taxes

   The provision for income taxes from continuing operations was as follows:


                                                                                                             Year Ended
                                                                                                -----------------------------------
                                                                                                March 2,    March 3,   February 26,
                                                                                                  2002        2001         2000
                                                                                                --------    --------     --------
Current tax expense (benefit):
   Federal..................................................................................    $(13,127)   $     --     $(19,017)
   State....................................................................................       1,382       3,078           --
                                                                                                --------    --------     --------
                                                                                                 (11,745)      3,078      (19,017)
Deferred tax (benefit):
   Federal..................................................................................          --     146,773       20,677
   State....................................................................................          --        (894)     (10,035)
                                                                                                --------    --------     --------
                                                                                                      --     145,879       10,642
                                                                                                --------    --------     --------
   Total income expense (benefit)...........................................................    $(11,745)   $148,957     $ (8,375)
                                                                                                ========    ========     ========


   A reconciliation of the provision for income taxes as presented on the consolidated statements of operations is as follows:


                                                                                                             Year Ended
                                                                                                -----------------------------------
                                                                                                March 2,    March 3,   February 26,
                                                                                                  2002        2001         2000
                                                                                                --------    --------   ------------
Income tax expense (benefit) from continuing operations.....................................    $(11,745)   $148,957     $ (8,375)
Income tax expense from discontinued operations.............................................          --      13,846       30,903
Income tax (benefit) from loss on disposal of discontinued operations.......................          --        (734)          --
Income tax (benefit) related to cumulative effect of accounting change......................          --          --      (18,200)
                                                                                                --------    --------     --------
   Total income tax expense (benefit).......................................................    $(11,745)   $162,069     $  4,328
                                                                                                ========    ========     ========

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

11. Income Taxes -- (Continued)

   A reconciliation of the statutory federal rate and the effective rate, for continuing operations, is as follows:


                                                                                                             Year Ended
                                                                                                -----------------------------------
Percentage                                                                                      March 2,    March 3,   February 26,
  ----------                                                                                      2002        2001         2000
                                                                                                --------    --------   ------------
Federal statutory rate......................................................................      (35.0)%    (35.0)%       (35.0)%
Nondeductible expenses......................................................................        7.9        6.0           3.4
State income taxes, net.....................................................................       (2.7)      (6.8)         (4.1)
Tax credits.................................................................................          -          -           (.8)
Valuation allowance.........................................................................       30.0       47.4          34.9
Other.......................................................................................       (1.6)        --            .9
                                                                                                  -----      -----         -----
Effective tax rate..........................................................................       (1.4)%     11.6%         (0.7)%
                                                                                                  =====      =====         =====


   The income tax benefit for fiscal 2002 reflects a one-time benefit of $13,127 related to the favorable outcome of federal income tax litigation.

   The difference between the statutory federal rate and the reported amount of income tax expense attributable to discontinued operations is primarily due to nondeductible goodwill. The effective rate for fiscal 2001 reflects an increase in the valuation allowance due to the elimination of PCS deferred tax liabilities, resulting from its disposition.

   The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at March 2, 2002 and March 3, 2001:


                                                          2002           2001
                                                       -----------   -----------
Deferred tax assets:
   Accounts receivable.............................    $    25,032   $    31,113
   Accrued expenses................................         67,096       147,427
   Liability for lease exit costs..................        133,562       125,284
   Pension, retirement and other benefits..........         86,448        96,338
   Investment impairment...........................         79,699       108,733
   Other...........................................            107           370
   Credits.........................................         58,532        58,533
   Net operating losses............................      1,007,218       724,177
                                                       -----------   -----------
   Total gross deferred tax assets.................      1,457,694     1,291,975
Valuation allowance ...............................     (1,234,761)   (1,031,287)
                                                       -----------   -----------
   Net deferred tax assets.........................        222,933       260,688
Deferred tax liabilities:
   Inventory.......................................        115,196       123,584
   Long-lived assets...............................        107,737       137,104
                                                       -----------   -----------
   Total gross deferred tax liabilities............        222,933       260,688
                                                       -----------   -----------
Net deferred tax assets, all noncurrent ...........    $        --   $        --
                                                       ===========   ===========


 Net Operating Losses, Capital Losses and Tax Credits

   At March 2, 2002 and March 3, 2001, the Company had federal net operating loss (NOL) carryforwards of $2,309,115 and $1,572,818, respectively, the majority of which expire between fiscal 2017 and 2022. The Company has determined that it has undergone an ownership change for statutory purposes during fiscal

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

11. Income Taxes -- (Continued)

2002, which will result in a limitation imposed on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards as the Company believes that it is more likely than not that those carryforwards will not be realized.

   At March 2, 2002 and March 3, 2001, the Company had state NOL carryforwards of $2,442,917 and $1,718,513, respectively, the majority of which expire by fiscal 2004 and the remaining balance by fiscal 2022.

   At March 3, 2001, due to the disposition of PCS, the Company incurred a $406,220 capital loss which will expire, if not offset by future capital gains, by fiscal 2006.

   At March 2, 2002 and March 3, 2001, the Company had federal business tax credit carryforwards of $51,137 and $49,597, the majority of which expire between fiscal 2017 and 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $8,935 at fiscal 2002 and 2001.

 Valuation Allowances

   The valuation allowances as of March 2, 2002 and March 3, 2001 were $1,234,761 and $1,031,287 respectively, and principally apply to NOL and tax credit carryforwards. The Company believes that it is more likely than not that those carryovers will not be realized. As a result of the decision to dispose of PCS, the Company recognized an increase in the valuation allowance of $146,917 in fiscal 2001.

 Subsequent Event

   Based on tax law changes enacted on March 9, 2002, the Company expects to receive a tax benefit of approximately $44,000 from the five-year net operating loss carry-back provision. This benefit will be recorded to income in the first quarter of fiscal 2003.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

12. Indebtedness and Credit Agreements

   Following is a summary of indebtedness and lease financing obligations at March 2, 2002 and March 3, 2001:


                                                          March 2,     March 3,
                                                            2002         2001
                                                         ----------   ----------
Secured Debt:
 Senior secured credit facility ("SCF") .............    $1,378,462   $       --
 Senior facility ....................................            --      682,000
 Revolving Credit Facility due 2002 ("RCF") .........            --      730,268
 Term loan due 2002 ("PCS") .........................            --      591,391
 Exchange debt ......................................            --      216,126
 10.5% senior secured notes due 2002 ................        20,879      467,500
 12.5% senior secured notes due 2006 ($152,025 face
   value less unamortized discount of $7,857)........       144,168           --
 Senior secured (shareholder) notes due 2006 ........       149,500           --
 Other ..............................................        11,284       12,447
                                                         ----------   ----------
                                                          1,704,293    2,699,732
Lease Financing Obligations .........................       182,625    1,100,000
Unsecured Debt:
 6.70% notes due on 2001 ............................            --        7,342
 5.25% convertible subordinated notes due 2002 ......       150,500      357,324
 6.0% dealer remarketable securities due 2003 .......        83,550      187,650
 6.0% fixed-rate senior notes due 2005 ..............       194,500      194,500
 7.625% senior notes due 2005 .......................       198,000      198,000
 4.75% convertible notes due 2006 ($250,000 face
   value less unamortized discount of $7,000)........       243,000           --
 7.125% notes due 2007 ..............................       350,000      350,000
 6.125% fixed-rate senior notes due 2008 ............       150,000      150,000
 11.25% notes due 2008 ..............................       150,000           --
 6.875% senior debentures due 2013 ..................       200,000      200,000
 7.7% notes due 2027 ................................       300,000      300,000
 6.875% fixed-rate senior notes due 2028 ............       150,000      150,000
                                                         ----------   ----------
                                                          2,169,550    2,094,816
                                                         ----------   ----------
Total debt ..........................................     4,056,468    5,894,548
Short-term debt and current maturities of
  convertible notes long-term debt and lease
  financing obligations..............................      (209,457)     (36,956)
                                                         ----------   ----------
Long-term debt and lease financing obligations, less
  current maturities.................................    $3,847,011   $5,857,592
                                                         ==========   ==========


Refinancing:

   On June 27, 2001, the Company completed a major financial restructuring that extended the maturity dates of the majority of its debt to 2005 or beyond, provided additional equity and converted a portion of its debt to equity.
These transactions are described below:

   New Senior Secured Credit Facility. The Company entered into a new $1,900,000 senior secured credit facility with a syndicate of banks led by Citicorp USA, Inc. as senior agent. The new facility matures on June 27, 2005 unless more than $20,000 of the 7.625% senior notes due April 15, 2005 are outstanding on

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

12. Indebtedness and Credit Agreements -- (Continued)

December 31, 2004, in which event the maturity date is March 15, 2005. The new facility consists of a $1,400,000 term loan facility and a $500,000 revolving credit facility. The term loan was used to repay the outstanding balances of the old senior facility, PCS facility, RCF facility, the Exchange Debt and all but $21,879 of the 10.5% senior secured notes due September 2002. The revolving facility is available for working capital requirements, capital expenditures and general corporate purposes. Borrowings under the facilities currently bear interest either at LIBOR plus 3.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.75%. The Company is required to pay fees of 0.50% per annum on the daily unused amount of the revolving facility. Amortization payments of $5,000 related to the term loan begin March 4, 2002, increasing to $7,500 for the quarters ending May 31, 2002 through August 31, 2003 and $15,000 for the quarters ending November 30, 2003 through February 26, 2005.

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

   The senior secured credit facility has been amended to allow the Company, at its option, to issue up to $893,000 of unsecured debt that is not guaranteed by any subsidiaries of the Company, reduced by the following debt to the extent incurred: (i) $150,000 of financing transactions of existing owned real estate; (ii) $643,000 of additional debt secured by the facility's collateral on a second priority basis; and (iii) $100,000 of financing transactions for property or assets acquired after June 27, 2001. The $893,000 of permitted debt, whether secured or unsecured, is reduced by the aggregate outstanding, undefeased balances of the 5.25% convertible subordinated notes, the 6.0% dealer remarketable securities, the 4.75% convertible notes and the shareholder secured notes. As of March 2, 2002, the Company had outstanding principal balances of $150,500, $83,550, $250,000 and $149,500 of the 5.25%
convertible subordinated notes, 6.0% dealer remarketable securities, 4.75% convertible notes and agreement to issue shareholder secured notes, respectively. As of March 2, 2002, the remaining permitted debt under the senior secured credit facility is $259,450.

   The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The senior secured credit facility, as amended, requires the Company to meet various financial ratios and limits capital expenditures. Beginning with the 12 months ended March 2, 2002, the covenants require the Company to maintain a maximum leverage ratio of 8.40:1, increasing to 9.50:1 for the twelve months ending June 1, 2002, and increasing again to 10.00:1 for the twelve months ending August 31, 2002, before gradually decreasing to 6.00:1 for the twelve months ending May 31, 2005. The Company must also maintain a minimum interest coverage ratio of 1.20:1 for the twelve months ending March 2, 2002, decreasing to 1.15:1 for the twelve months ending June 1, 2002 and decreasing again to 1.10:1 for the twelve months ending August 31, 2002 before gradually increasing to 2.00:1 for the twelve months ending November 30, 2004. In addition, the Company must maintain a minimum fixed charge ratio of 0.9:1 for the twelve months ending March 2, 2002, gradually increasing to 1.10:1 for the twelve months ending August 31, 2004. Capital expenditures not relating to the June 27, 2001 refinancing are limited to $150,000 annually beginning with the twelve months ending March 2, 2002. These capital expenditure limits are subject to upward adjustment based upon availability of excess liquidity as defined in the Company's senior secured credit facility. As of March 2, 2002, the Company is in compliance with these covenants.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

12. Indebtedness and Credit Agreements -- (Continued)

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

   The Company's ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. At March 2, 2002, the term loan was fully drawn except for $21,538, which is available and may be drawn to pay the remaining outstanding 10.5% senior secured notes when they mature on September 15, 2002. At March 2, 2002, the Company had no outstanding draws on the revolving credit facility and the Company had additional available borrowing capacity of $438,676, net of outstanding letters of credit of $61,324.

   High Yield Notes. The Company issued $150,000 of 11.25% senior notes due July 2008 in a private placement offering. These notes are unsecured and are effectively subordinate to the secured debt of the Company. Among the transactions permitted by the 11.25% senior notes to increase debt are transactions to finance existing owned real estate not to exceed an aggregate $150,000 and $400,000 of other debt. The 11.25% senior notes also allow $600,000 of additional permitted debt, which includes increasing the senior secured facility. With the issuance by the Company of $250,000 of 4.75% convertible notes in November 2001 and the $149,500 of senior secured notes for the February 2002 settlement of a lawsuit with shareholders which were issued in April 2002, the Company has remaining permitted debt of $600,500 under the 11.25% senior notes of March 2, 2002.

   Debt for Debt Exchange. The Company exchanged $152,025 of its existing 10.5% senior secured notes due 2002 for an equal amount of 12.5% senior notes due September 2006. In addition, holders of these notes received warrants to purchase 3,000 shares of Company common stock at $6.00 per share. On June 29, 2001, the warrant holders exercised these warrants, on a cashless basis, and as a result approximately 982 shares of common stock were issued.

   Tender Offer. On May 24, 2001, the Company commenced a tender offer for the 10.50% senior secured notes due 2002 at a price of 103.25% of the principal amount of the notes. The tender offer was closed on June 27, 2001, at which time $174,462 principal amount of the notes was tendered. The Company incurred a tender offer premium of $5,670 as a result of the transaction, which is included as a component of the extraordinary loss. The Company used proceeds from the new senior secured credit facility to pay for the notes tendered.

   Debt for Equity Exchanges and Sales of Capital Stock. The Company completed the following debt for equity exchanges during fiscal 2002.


                                                                                                   Carrying              Additional
                                                                                                    Amount     Common      Paid-In
Debt Exchanged                                                                                    Exchanged     Stock      Capital
--------------                                                                                    ---------    -------   ----------
PCS facility..................................................................................     $ 14,478    $ 1,769    $ 13,867
RCF facility..................................................................................      169,906     26,370     158,388
5.25% convertible subordinated notes..........................................................      205,308     29,750     307,686
6.00% dealer remarketable securities..........................................................       79,885     12,382      55,633
10.50% notes due 2002.........................................................................      119,134     16,115     114,223
                                                                                                   --------    -------    --------
                                                                                                   $588,711    $86,386    $649,797
                                                                                                   ========    =======    ========


   In addition to the debt for equity exchange transactions listed above, the Company sold approximately 80,083 shares of its common stock for net proceeds of $528,404, which resulted in an increase to common stock of $80,083, and additional paid in capital of $448,321.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

12. Indebtedness and Credit Agreements -- (Continued)

   The Company issued approximately 2,122 shares of its Series C Convertible Preferred Stock in connection with the debt for equity exchanges. The Series C Convertible Preferred Stock was converted into 21,217 shares of common stock on July 30, 2001, at which time the Series C Convertible Preferred Stock was retired.

   As a result of the above exchanges, the Company recognized an aggregate loss of $151,907. The amount of this loss related to the exchange of debt convertible into the Company's common stock is $132,713, and is classified as a component of operations. The remaining loss of $19,194 is classified as a component of the extraordinary loss.

   Lease Obligations. The Company surrendered certain renewal options contained in certain real estate leases on property previously sold and leased back to the Company and as a result these leases were afforded sale and leaseback accounting treatment and, accordingly have been reclassified as operating leases. This action resulted in a reduction of outstanding capital lease obligations of $850,792. Accordingly, the Company recognized a loss on lease modifications of $21,882 in fiscal 2002, and recorded a net deferred gain of $168,483, which will be amortized over the remaining noncancellable lease terms. In addition, the Company repaid certain obligations totaling $16,467 related to leasehold improvements.

   Synthetic Leases. The Company terminated existing synthetic lease agreements for certain land, buildings, equipment and aircraft, which were accounted for as operating leases. A wholly owned subsidiary of the Company purchased the equipment for $82,604, and is leasing the land, buildings and aircraft from different parties. The obligations under the new synthetic lease for the land and buildings are secured by a first priority lien on the equipment at the leased buildings owned by the Company's subsidiary. The Company has guaranteed certain of the obligations of the consolidated subsidiary. The Company accounted for these new leases as operating leases.

   Interest Rate Swap Contracts. In June 2000, the Company entered into an interest rate swap contract that fixes the LIBOR component of $500,000 of the Company's variable rate debt at 7.083% for a two-year period. In July 2000, the Company entered into an additional interest rate swap that fixes the LIBOR component of an additional $500,000 of variable rate debt at 6.946% for a two-year period.

   As a result of the June 27, 2001 refinancing, the Company's interest rate swaps no longer qualify for hedge accounting treatment and therefore, the changes in fair value of these interest rate swap contracts is required to be recorded as a component of net loss. Accordingly, the Company recognized a charge of $31,047 representing the amount that the Company would have to pay the counter party to terminate these contracts as of that date. Subsequent changes in the market value of the interest rate swaps of $10,847, inclusive of cash payments, have been recorded on the income statement for the year ended March 2, 2002. This amount represents an adjustment to the aggregate expense recognized by the Company relating to the swaps. This adjustment is due to a reduction in market interest rates coupled with the passage of time. The termination liability was $18,968 as of March 2, 2002.

   Other. As a result of the above transactions, the Company has recorded an extraordinary loss on early extinguishment of debt of $66,589 (including $40,735 of deferred debt issue costs written-off), loss on debt and lease conversions and modifications of $21,882 and deferred debt issue costs of $73,972.

Other Transactions

   Convertible Notes. The Company issued $250,000 of 4.75% convertible notes due December 2006 in November 2001. These notes were issued at a 3% discount resulting in cash proceeds of $242,500. These notes are unsecured and are effectively subordinate to the secured debt of the Company. The notes are

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

12. Indebtedness and Credit Agreements -- (Continued)

convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $6.50 per share, subject to adjustments to prevent dilution, at any time.

   Repurchase of Debt. The Company repurchased $24,215 of its 6.0% dealer remarketable securities due 2003, $1,000 of its 10.50% notes due 2002 and $1,510 of its 5.25% convertible subordinated notes due 2002 during fiscal 2002.

   Senior Secured Notes. The Company, in April 2002, issued $149,500 of its secured notes due 2006 as part of its February 2002 settlement of a lawsuit with shareholders. Upon issuance, the Company paid interest for the period from October 15, 2001 to January 25, 2002 of $2,100. From January 26, 2002, the notes accrue interest at a variable rate equal to the Company's average bank borrowing rate plus 3.75% until the final settlement is approved. At that time, the notes will be given an interest rate, enabling the notes to be traded at face value upon determination of such rate.

   Other. In March 2001, the Company sold its investment in AdvancePCS. Proceeds received from the sale were used to pay down $437,508 of borrowings under the PCS facility, and $46,596 of borrowings under the Exchange Debt.

   Debt for Equity Exchanges. Throughout fiscal 2001, the Company exchanged debt for equity as outlined in the table below:


                                                                                                   Carrying              Additional
                                                                                                    Amount     Common      Paid-In
Debt Exchanged                                                                                    Exchanged     Stock      Capital
--------------                                                                                    ---------    -------   ----------
PCS and RCF facilities and J.P. Morgan demand note............................................     $284,820    $51,785    $220,088
5.25% convertible subordinated notes..........................................................      292,662     30,241     379,829
6.00% dealer remarketable securities..........................................................       17,850      1,868       4,053
7.625% senior notes...........................................................................        2,000        230         604
                                                                                                   --------    -------    --------
For the year ended March 3, 2001..............................................................     $597,332    $84,124    $604,574
                                                                                                   ========    =======    ========


   The Company had outstanding letters of credit of $61,324 at March 2, 2002 and $46,952 at March 3, 2001. Also, the Company had provided permanent financing guarantees to certain of its store construction developers to be effective, if such developers were unable to obtain their own permanent financing upon completion of the store construction. There were no guarantees outstanding at March 2, 2002 or March 3, 2001.

   The annual weighted average interest rate on the Company's indebtedness was 8.2%, 8.2% and 7.4% for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

   The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2003, $202,913; 2004, $122,012; 2005,
$62,528; 2006, $1,646,399; 2007, $743,005 and $1,096,986 in 2008 and
thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

   Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the new senior secured credit facility. These subsidiary guarantees are secured primarily by a first priority lien on the inventory, accounts receivable, prescription files, intellectual property and some real estate assets of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends and other payments from its subsidiaries to service payments due under the senior credit facility. Rite Aid Corporation's direct obligations under the senior credit facility are unsecured. The $20,879 aggregate principal amount of outstanding 10.5% senior secured notes are guaranteed by substantially all of

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

12. Indebtedness and Credit Agreements -- (Continued)

the Company's wholly-owned subsidiaries, which are secured on a shared first priority basis with the new credit facility. The 12.5% senior secured notes due 2006 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, and are secured on a second priority basis by the same collateral as the new senior secured credit facility.

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

13. Leases

   The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 10 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance, and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $10,175, $10,930 and $10,443, was $573,675, $537,423 and $500,782 in 2002, 2001 and 2000, respectively.
These amounts include contingent rentals of $26,893, $26,644 and $28,625, in fiscal 2002, 2001 and 2000, respectively.

   The Company leases certain facilities through sale-leaseback arrangements accounted for using the financing method. Proceeds from sale-leaseback programs were approximately $1,620 in 2002, $6,992 in 2001 and $74,898 in 2000.

   The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 2, 2002 and March 3, 2001 are summarized as follows:


                                                               2002       2001
                                                             --------   --------
Land ....................................................    $ 11,209   $326,304
Buildings ...............................................     168,500    532,635
Leasehold improvements ..................................          --    128,122
Equipment ...............................................       2,644      2,644
Accumulated depreciation ................................     (33,675)   (63,097)
                                                             --------   --------
                                                             $148,678   $926,608
                                                             ========   ========


   Following is a summary of lease finance obligations at March 2, 2002 and March 3, 2001:


                                                             2002        2001
                                                           --------   ----------
Sale-leaseback obligations accounted for under the
  financing method.....................................    $     --   $  917,211
Obligations under capital leases ......................     182,625      182,789
                                                           --------   ----------
Total .................................................     182,625    1,100,000
Less current obligation ...............................      (6,544)     (28,603)
                                                           --------   ----------
Long-term lease finance obligations ...................    $176,081   $1,071,397
                                                           ========   ==========


   The Company surrendered certain renewal options contained in certain real estate leases on property previously sold and leased back to the Company and as a result these leases were afforded sale and leaseback

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

13. Leases -- (Continued)

accounting treatment and, accordingly have been reclassified as operating leases. This action resulted in a reduction of outstanding capital lease obligations of $850,792.

   Following are the minimum lease payments net of sublease income that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 2, 2002:


                                                           Lease
                                                         Financing     Operating
Fiscal Year                                             Obligations     Leases
-----------                                             -----------   ----------
2003 ...............................................     $  22,100    $  585,128
2004 ...............................................        21,752       560,284
2005 ...............................................        21,666       526,979
2006 ...............................................        21,309       480,888
2007 ...............................................        21,016       441,063
Later years ........................................       218,889     4,085,709
                                                         ---------    ----------
Total minimum lease payments .......................       326,732    $6,680,051
                                                                      ==========
Amount representing interest .......................      (144,107)
                                                        -----------
Present value of minimum lease payments ............     $ 182,625
                                                         =========


   The Company leases certain distribution facilities under a synthetic lease agreement. The agreement is accounted for as an operating lease. The lease agreement terminates on June 27, 2005 at which time the Company intends to either extend the term of the agreement or purchase the facilities. Renewal is subject to our meeting certain financial conditions, as defined in the synthetic lease agreement. The Company's guaranteed residual value is $85,480 under the agreement.

14. Redeemable Preferred Stock

   In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at the estimated fair value of $5,695 for the 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders' equity using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretion was $104 in fiscal 2002.

15. Capital Stock

   In October 1999, the Company issued 3,000 shares of Series B preferred stock at $100 per share which was the liquidation preference. The Series B preferred stock paid dividends at 8% per year which is payable in cash or additional shares of Series B, at the Company's election. The Series B preferred stock, when issued, was convertible into shares of the Company's common stock at a conversion price of $11.00 per share of common stock. Pursuant to its terms, as a result of the issuance of shares at $5.50 per share on June 14, 2000, the per share conversion price for the Series B preferred stock was adjusted to $5.50. As a result of this

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

15. Capital Stock -- (Continued)

adjustment the Company increased its paid in capital, its accumulated deficit, and its loss attributable to common stockholders by $6,406 and $160,915 during the fiscal years ended March 2, 2002 and March 3, 2001, respectively (representing the difference between $5.50 and the market price of the Company's common stock on the original date of issuance of the Series B preferred stock). On October 5, 2001, the Company exchanged all outstanding shares of Series B cumulative pay-in-kind preferred Series B for an equal number of shares of 8% Series D cumulative pay-in-kind preferred stock ("Series D preferred stock"). The Series D preferred stock differs from the Series B preferred stock only in that the consent of holders of the Series D preferred stock is not required in order for the Company to issue shares of the Company's capital stock that are on parity with the Series D preferred stock with respect to dividends and distributions upon the liquidation, distribution or winding up of the Company.

   For the years ended March 2, 2002, March 3, 2001 and February 26, 2000, the Company recognized an increase to its investment in drugstore.com of $711, $14,406 and $2,929, respectively, and a corresponding increase to paid in capital, in connection with equity transactions of drugstore.com.

   On June 27, 2001, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $1.00 par value, from 600,000 to 1,000,000. As of March 2, 2002, the authorized capital stock of the Company consists of 1,000,000 shares of common stock and 20,000 shares of preferred stock, having a par value of $1.00 per share and $100.00 per share, respectively. Preferred stock is issued in series subject to terms established by the Board of Directors. At March 2, 2002, the Company has outstanding warrants to purchase 2,500 shares of common stock at $11.00 per share. The Company has no other warrants outstanding.

16. Stock Option and Stock Award Plans

   The Company reserved 22,000 shares of its common stock for the granting of stock options and other incentive awards to officers and key associates under the 1990 Omnibus Stock Incentive Plan (the 1990 Plan). Options may be granted, with or without SARs, at prices that are not less than the fair market value of a share of common stock on the date of grant. The exercise of either a SAR or option automatically will cancel any related option or SAR. Under the 1990 Plan, the payment for SARs will be made in shares, cash or a combination of cash and shares at the discretion of the Compensation Committee. The 1990 Plan was terminated during fiscal 2000 and all outstanding awards were rolled into the 2000 Plan.

   In November 1999, the Company adopted the 1999 Stock Option Plan (the 1999
Plan), under which 10,000 shares of common stock are reserved for the granting of stock options at the discretion of the Board of Directors.

   In December 2000, the Company adopted the 2000 Omnibus Equity Plan (the 2000
Plan) under which 22,000 shares of common stock are reserved for granting of restricted stock, stock options, phantom stock, stock bonus awards and other stock awards at the discretion of the Board of Directors.

   In February 2001, the Company adopted the 2001 Stock Option Plan (the 2001
Plan) under which 20,000 shares of common stock are reserved for granting of stock options at the discretion of the Board of Directors.

   All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares reserved for issuance for all plans is 52,000 as of March 2, 2002.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

16. Stock Option and Stock Award Plans -- (Continued)

 Stock Options

   Following is a summary of stock option transactions for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000:


                                                                Weighted Average
                                                      Shares    Price Per Shares
                                                      -------   ----------------
Balance, February 27, 1999 .......................     14,671        $19.02
   Granted........................................     18,688          7.95
   Exercised......................................        (65)        13.61
   Cancelled......................................     (7,489)        14.60
                                                      -------        ------
Balance, February 26, 2000 .......................     25,805         12.30
   Granted........................................     47,831          4.03
   Exercised......................................         --            --
   Cancelled (1)..................................    (20,439)         7.57
                                                      -------        ------
Balance, March 3, 2001 ...........................     53,197        $ 6.48
   Granted........................................     10,843          5.72
   Exercised......................................       (422)         5.23
   Cancelled......................................     (2,859)        10.01
                                                      -------        ------
Balance, March 2, 2002 ...........................     60,759        $ 6.18
                                                      =======        ======

---------------
(1) Includes 16,684 stock options which have been cancelled and reissued.

   For various price ranges, weighted average characteristics of outstanding stock options at March 2, 2002 were as follows:


                                                                            Exercisable
                                        Outstanding Options                   Options
                             ----------------------------------------    -----------------
                                 Number
                              Outstanding                    Weighted             Weighted
                                 as of         Remaining      Average              Average
Range of Exercise Prices     March 2, 2002    Life (years)     Price     Shares     Price
------------------------     -------------    ------------   --------    ------   --------
$ 2.2600 to $ 2.2600 .....        4,349           9.91       $ 2.2600     1,140   $ 2.2600
$ 2.7500 to $ 2.7500 .....       16,500           8.04       $ 2.7500     9,562   $ 2.7500
$ 3.0000 to $ 4.0500 .....       20,922           8.95       $ 4.0207     6,954   $ 4.0248
$ 4.0625 to $ 7.0000 .....        6,554           7.91       $ 5.5498     2,838   $ 5.4392
$ 7.1250 to $12.3750 .....        6,377           7.69       $ 8.7972     1,314   $ 9.7799
$12.500  to $44.6875 .....        5,836           4.14       $22.8140     4,604   $21.2742
$45.5625 to $45.5625 .....            3           6.77       $45.5625         2   $45.5625
$47.5000 to $47.5000 .....          202           6.88       $47.5000       171   $47.5000
$48.5625 to $48.5625 .....           13           6.84       $48.5625         7   $48.5625
$48.8125 to $48.8125 .....            3           6.85       $48.8125         1   $48.8125
                                 ------                                  ------
$ 2.2600 to $48.8125 .....       60,759           8.06       $ 6.1783    26,593   $ 7.2081
                                 ======           ====       ========    ======   ========


   In November 2000, the Company reduced the exercise price of 16,684 stock options issued after December 4, 1999 to $2.75 per share, which represents fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognizes compensation expense for these options using variable plan accounting. Under variable plan accounting, the Company recognizes compensation expense over the option vesting period. In addition, subsequent changes in the market value of

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

16. Stock Option and Stock Award Plans -- (Continued)

the Company's common stock during the option period, or until exercised, will generate changes in the compensation expense recognized on the repriced options. The Company recognized expense (reduction of expense) of approximately $(27,771) and $33,500 during fiscal 2002 and 2001, respectively, related to the repriced options.

   The Company follows the provisions of SFAS No.123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. The pro forma impact on net loss and per share amounts are reported below as if the Company had elected to recognize compensation cost based upon the fair value of the options granted at the grant date as prescribed by SFAS No. 123 is outlined below:


                                                                                             March 2,     March 3,     February 26,
                                                                                               2002         2001           2000
                                                                                            ---------    -----------   ------------
Net loss................................................................................    $(827,681)   $(1,589,224)   $(1,133,043)
Pro forma additional compensation expense under fair value method.......................      (66,126)        (1,798)       (22,464)
                                                                                            ---------    -----------    -----------
Pro forma net loss......................................................................     (893,807)    (1,591,022)    (1,155,507)
Accretion of redeemable preferred stock.................................................         (104)            --            (97)
Preferred stock conversion reset........................................................       (6,406)      (160,915)            --
Dividends on preferred stock............................................................      (27,530)       (25,724)       (10,110)
                                                                                            ---------    -----------    -----------
Pro forma net loss attributable to common stockholders..................................    $(927,847)   $(1,777,661)   $(1,165,714)
                                                                                            =========    ===========    ===========
Pro forma basic and diluted loss per share..............................................    $   (1.96)   $     (5.66)   $     (4.50)
                                                                                            =========    ===========    ===========


   The pro forma amounts only take into account the options issued since March 5, 1995. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                                                    2002        2001         2000
                                                                                                 ---------    ---------   ---------
Expected stock price volatility..............................................................         68.7%        67.2%       58.0%
Expected dividend yield......................................................................          0.0%         0.0%        0.0%
Risk-free interest rate......................................................................         4.25%        6.25%        6.3%
Expected life of options.....................................................................    5.0 years    2.8 years   4.2 years


   The average fair value of each option granted during fiscal 2002, 2001 and 2000 was $3.46, $1.91 and $4.09, respectively.

 Restricted Stock

   The Company provides restricted stock grants to key associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. The Company made the following grants during fiscal 2002, 2001 and 2000:


                                                                                                           2002     2001      2000
                                                                                                           ----    -------   ------
Shares granted.........................................................................................      88      4,004    1,000
Fair value on the date of the grant....................................................................    $747    $22,797   $8,250


   Compensation expense related to all restricted stock grants is being recorded over a one to three year vesting period of these grants. For the years ended March 2, 2002, March 3, 2001 and February 26, 2000, the

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

16. Stock Option and Stock Award Plans -- (Continued)

Company recognized expense of $9,135, $12,387 and $2,062, respectively, related to restricted share awards. The unearned compensation associated with these restricted stock shares was $7,990 and $16,598 as of March 2, 2002 and March 3, 2001, respectively. This amount is included in stockholders equity as a component of stock-based and deferred compensation.

   During fiscal 2002, in connection with the vesting of certain restricted shares of common stock, the Company made loans totaling approximately $5,900 to executive officers to provide them with funds to pay federal and state income taxes due upon the vesting. The loans bore interest and were secured on a non-recourse basis by the vested shares. On December 10, 2001, the executive officers repaid these loans utilizing the 1,140 shares securing those loans. This resulted in a charge of $1,400 during the fourth quarter of fiscal 2002.

   During fiscal 2002, the Company entered into an agreement with a service provider whereby the provider would receive shares of Company common stock in exchange for certain services. In connection with this agreement, the Company issued 331 shares of its common stock and recognized $2,118 of stock-based compensation expense during fiscal 2002.

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

   At March 2, 2002 and March 3, 2001, there were approximately 3,700 and 5,700 stock appreciation rights units outstanding, respectively. Grant prices for units outstanding at March 2, 2002 ranged from $5.38 to $48.56 per unit. Amounts charged or (credited) to expense relating to the stock appreciation rights units for fiscal 2002, 2001 and 2000 were $(773), $(22) and $(45,500), respectively.

17. Retirement Plans

 Defined Contribution Plans

   The Company and its subsidiaries have numerous retirement plans covering salaried associates and certain hourly associates. The retirement plans include a profit sharing retirement plan and other defined contribution plans. Contributions for the profit sharing plan are a discretionary percent of each covered associate's salary, as determined by the Board of Directors based on the Company's performance. Effective January 1, 2002, the Company significantly improved the Company's match for the defined contribution plan. With this enhancement, the profit sharing plan was eliminated. Total expenses recognized for the above plans was $12,260 in 2002, $13,693 in 2001 and $17,589 in 2000.

   Senior executive officers are entitled to deferred compensation arrangements in accordance with their employment agreements, which are funded monthly as they vest. Certain other key executives are included in a deferred compensation plan, which is a defined contribution plan that is unfunded and subject to a five year graduated vesting schedule. The expenses recognized for all of these plans was $3,031 in 2002, $798 in 2001 and $281 in 2000.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

17. Retirement Plans -- (Continued)

 Defined Benefit Plans

   The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. Prior to February 28, 2002, the Company and its subsidiaries sponsored four separate qualified defined benefit pension plans. However, effective February 28, 2002, the Company merged these four plans into a single plan. The Company merged these plans to take advantage of financial and administrative economies of scale; the merger had no effect on the benefits provided to eligible associates. The Company's funding policy for the newly merged plan is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974.

   The Company has established the Nonqualified Executive Retirement Plan to provide retirement benefits to long-term associates who hold a position of executive vice president or higher and to select executives who may, pursuant to their employment agreements, be deemed to be long-term associates. Generally, eligible participants receive an annual benefit, payable monthly over fifteen years, equal to a percentage of the highest base salary and highest bonus paid or accrued for each participant within the ten fiscal years prior to the date of the event giving rise to payment of the benefit. This defined benefit plan is unfunded. The Company recognized a curtailment and settlement benefit as of March 2, 2002, due to certain executives releasing their rights under the plan. This reduced the benefit obligation by $4,083.

   Net periodic pension expense for the defined benefit plans includes the following components:


                                                Defined Benefit Pension        Nonqualified Executive
                                                         Plans                     Retirement Plan
                                             ----------------------------    ---------------------------
                                               2002      2001       2000      2002      2001      2000
                                             -------    -------   -------    -------   ------    -------
Service cost .............................   $ 4,162    $ 4,004   $ 4,441    $   294   $  908    $   671
Interest cost ............................     4,508      4,248     4,166      1,994    2,642      1,497
Expected return on plan assets ...........    (5,022)    (6,896)   (5,723)        --       --         --
Amortization of unrecognized net
  transition (asset)/obligation...........      (160)      (160)     (160)        87    1,162      1,163
Amortization of unrecognized prior
  service cost............................       513        346       376         --       --         --
Amortization of unrecognized net gain ....        --     (2,202)     (226)      (240)    (193)        --
Curtailment and settlement ...............        --         --        --     (4,083)      --         --
Change due to plan amendment .............        --         --        --       (643)      --     18,891
                                             -------    -------   -------    -------   ------    -------
Net pension expense (credit) .............   $ 4,001    $  (660)  $ 2,874    $(2,591)  $4,519    $22,222
                                             =======    =======   =======    =======   ======    =======

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

17. Retirement Plans -- (Continued)

   The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's retirement and defined benefits plan, as well as the funded status and amounts recognized in the Company's balance sheet as of March 2, 2002 and March 3, 2001:


                                                                      Nonqualified
                                              Defined Benefit           Executive
                                               Pension Plans         Retirement Plan
                                              -----------------    -------------------
                                               2002      2001       2002        2001
                                             -------    -------   --------    --------
Change in benefit obligations:
 Benefit obligation at end of prior year .   $64,919    $58,791   $ 31,639    $ 34,691
 Service cost ............................     4,162      4,004        294         908
 Interest cost ...........................     4,508      4,248      1,994       2,642
 Distributions ...........................    (4,871)    (5,349)    (1,787)     (1,429)
 Curtailment and settlement ..............        --         --     (4,083)         --
 Change due to change in assumptions .....        --      1,431        503       1,006
 Change due to plan amendment ............     1,690         --       (643)         --
 Actuarial (gain) or loss ................      (944)     1,794       (118)     (6,179)
                                             -------    -------   --------    --------
Benefit obligation at end of year ........   $69,464    $64,919   $ 27,799    $ 31,639
                                             =======    =======   ========    ========
Change in plan assets:
 Fair value of plan assets at beginning
   of year ...............................   $77,510    $81,718   $     --    $     --
 Employer contributions ..................     4,026      4,211      1,787       1,429
 Actual return on plan assets ............    (5,688)    (7,959)        --          --
 Adjustment for fair value from
   measurement date ......................    (7,444)     5,932         --          --
 Distributions (including expenses paid
   by the plan) ..........................    (6,131)    (6,392)    (1,787)     (1,429)
                                             -------    -------   --------    --------
Fair value of plan assets at end of year .   $62,273    $77,510   $     --    $     --
                                             =======    =======   ========    ========
Funded status ............................   $(7,191)   $12,591   $(27,799)   $(31,639)
Unrecognized net gain (loss) .............    13,515     (5,101)        38     (10,952)
Unrecognized prior service cost ..........     2,056      1,463         --          --
Unrecognized net transition (asset) or
  obligation..............................       (19)      (179)       465      11,628
                                             -------    -------   --------    --------
Prepaid or (accrued) pension cost
  recognized..............................   $ 8,361    $ 8,774   $(27,296)   $(30,963)
                                             =======    =======   ========    ========
Amounts recognized in consolidated
  balance sheets consisted of:
 Prepaid (accrued) pension cost ..........   $    --    $ 9,009   $(27,296)   $(30,963)
 Accrued pension liability ...............    (6,950)      (857)        --          --
 Pension intangible asset ................     2,056         --         --          --
 Accumulated other comprehensive income ..    13,255        622         --          --
                                             -------    -------   --------    --------
Net amount recognized ....................   $ 8,361    $ 8,774   $(27,296)   $(30,963)
                                             =======    =======   ========    ========


   As of February 28, 2002, the Rite Aid Pension Plan had an accumulated benefit obligation of $69,223 that exceeded the fair value of plan assets of $62,273. One year ago, the accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with plan assets in excess of accumulated benefit obligations were $56,272 and $69,873, respectively.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

17. Retirement Plans -- (Continued)

   The significant actuarial assumptions used for all defined benefit pension plans were as follows:


                                                                       Nonqualified
                                               Defined Benefit           Executive
                                                Pension Plans         Retirement Plan
                                             -------------------    -------------------
                                             2002    2001   2000    2002   2001    2000
                                             ----    ----   ----    ----   ----    ----
Discount rate ............................   7.00    7.00   7.25    7.25   7.50    7.83
Rate of increase in future compensation
  levels..................................   4.50    4.50   4.50    3.00   3.00    3.00
Expected long-term rate of return on plan
  assets..................................   9.00    9.00   9.00    9.00   9.00    9.00


18. Commitments, Contingencies and Guarantees

Legal Proceedings

   The Company is party to numerous legal proceedings, as discussed below.

 Federal investigations

   There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving the Company's financial reporting and other matters. Management is cooperating fully with the SEC and the United States Attorney. Settlement discussions have begun with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against the Company if the Company enters into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and result of operations.

   The U.S. Department of Labor has commenced an investigation of matters relating to the Company's associate benefit plans, including the principal 401(k) plan, which permitted associates to purchase common stock. Purchases of common stock under the plan were suspended in October 1999. In January 2001, the Company appointed an independent trustee to represent the interests of these plans in relation to the Company and to investigate possible claims the plans may have against the Company. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against the Company. The investigations, with which the Company is cooperating fully, are ongoing and the Company cannot predict their outcomes. In addition, a putative class action lawsuit on behalf of the plans and their participants has been filed by a participant in the plans in the United States District Court for the Eastern District of Pennsylvania. As a result of discussions with the independent trustee and the attorneys for the putative class action plaintiff, the Company has arrived at a preliminary understanding which would resolve all claims arising out of our associate benefit plans by an agreement to maintain the current level of benefits and a current payment that will cost, net of insurance, approximately $3,300, which has been accrued. Various non-monetary terms and conditions remain to be negotiated and agreed upon and any agreement reached will be subject to the approval of the Department of Labor and the District Court. There can be no assurance that a settlement of the matter will be agreed upon or, if agreed upon, approved by the Department of Labor and the District Court.

   These investigations and settlement discussions are ongoing and the Company cannot predict their outcomes. If the Company were convicted of any crime, certain licenses and government contracts such as Medicaid plan reimbursement agreements that are material to operations may be revoked, which would have

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

18. Commitments, Contingencies and Guarantees -- (Continued)

a material adverse effect on the Company's results of operations and financial condition. In addition, substantial penalties, damages or other monetary remedies assessed against the Company, including a settlement, could also have a material adverse effect on the Company's results of operation's, financial condition or cash flows.

 Stockholder litigation

   The Company, certain directors, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased the Company's securities on the open market between May 2, 1997 and November 10, 1999. Most of the complaints asserted claims under Sections 10 and 20 of the Securities Exchange Act of 1934, based upon the allegation that the Company's financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented the Company's financial position and results of operation for those periods. All of these cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, the Company announced that it had reached an agreement to settle the consolidated securities class action lawsuits pending there and in the Delaware Court of Chancery. Under the agreement, the Company issued $149,500 of senior secured notes due March 2006 and paid $45,000 in cash, which was fully funded by the Company's officers' and directors' liability insurance. As additional consideration for the settlement, the Company has assigned to the plaintiffs all of the Company's claims against the above named executives and KPMG LLP. On August 16, 2001, the district court approved the settlement. Certain of the nonsettling defendants have appealed the order. The Company cannot predict the outcome of that appeal. If the settlement does not become final, this litigation could result in a material adverse effect on the Company's results of operations, financial condition or cash flows. Several members of the class have elected to "opt-out" of the class and, as a result, approval of the settlement becomes final and they will be free to individually pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

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

 Drug reimbursement matters

   The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the Department of Justice. The Company believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. The Company cannot, however, predict their outcomes at this time. An individual acting on behalf of the United States of America, has filed a lawsuit in the United Stated District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

18. Commitments, Contingencies and Guarantees -- (Continued)

the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The Department of Justice has intervened in this lawsuit, as is its right under the law. The Company has reached an agreement to settle these investigations and the lawsuit filed by the private individual for $7,225, which is subject to court approval. The Company has reserved $7,225 related to this potential liability.

   These claims are ongoing and the Company cannot predict their outcome. If any of these cases result in a substantial monetary judgement against the Company or is settled on unfavorable terms, the Company's results of operations, financial position or cash flows could be materially adversely affected.

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

   The Company, along with other retail drug store chains are plaintiffs in various lawsuits against certain manufacturers of brand name prescription drugs. As a result of favorable judgments in these lawsuits the Company received payments and recorded nonrecurring gains in selling, general and administrative expenses of $39,100 and $20,100 in fiscal 2002 and 2001, respectively.

Guaranteed Lease Obligations

   In connection with certain business dispositions, the Company continues to guarantee lease obligations for approximately 150 former stores. The respective purchasers assume the Company's obligation and are therefore, primarily liable for these obligations. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for amounts substantially less than the aggregate obligation of $275,000 as of March 2, 2002.

   In the opinion of management, the ultimate disposition of these guarantees will not have a material effect on the Company's results of operations, financial position or cash flows.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

19. Supplementary Cash Flow Data



                                                                                                             Year Ended
                                                                                                -----------------------------------
                                                                                                March 2,    March 3,   February 26,
                                                                                                  2002        2001         2000
                                                                                                --------    --------   ------------
Cash paid for interest (net of capitalized amounts of $806, $1,836 and $5,292)..............    $388,986    $543,343     $501,813
                                                                                                ========    ========     ========
Cash paid for (refunds from) income taxes...................................................    $ (3,686)   $(88,078)    $    981
                                                                                                ========    ========     ========
Notes received in connection with the disposition of discontinued operations................    $     --    $200,000     $     --
                                                                                                ========    ========     ========
Stock received in connection with the disposition of discontinued operations................    $     --    $231,000     $     --
                                                                                                ========    ========     ========
Change in market value of the stock received in connection with the disposition of
  discontinued operations...................................................................    $     --    $ 51,031     $     --
                                                                                                ========    ========     ========
Conversion of debt to common stock..........................................................    $588,711    $597,332     $     --
                                                                                                ========    ========     ========
Conversion of debt for debt.................................................................    $152,025    $467,500     $      -
                                                                                                ========    ========     ========
Exchange of preferred shares................................................................    $349,600    $     --     $300,000
                                                                                                ========    ========     ========
Issuance of senior secured (shareholder) notes in lieu of accrued liability.................    $149,500          --           --
                                                                                                ========    ========     ========
Exchange of lease liability for note receivable.............................................    $ 40,546          --           --
                                                                                                ========    ========     ========
Components of conversion (lease modification) of leases from capital to operating:
Reduction in leases assets, net.............................................................    $704,191          --           --
                                                                                                ========    ========     ========
Reduction in lease financing obligation.....................................................    $850,791          --           --
                                                                                                ========    ========     ========
Increase in deferred gain...................................................................    $168,483          --           --
                                                                                                ========    ========     ========


20. Related Party Transactions

   Included in accounts receivable at March 2, 2002 and March 3, 2001 were receivables from related parties of $13,105, and $3,456, respectively. Included in accounts payable of March 2, 2002 and March 3, 2001 were payables to related parties of $6,457 and $421, respectively. These receivables and payables relate primarily to transactions with drugstore.com.

   During fiscal 2002, 2001 and 2000, the Company sold merchandise totaling $75,152, $65,259 and $16,280, respectively, to drugstore.com (or drugstore.com customers) and Diversified Prescription Delivery, LLC. During fiscal 2000 and 1999, the Company purchased equipment totaling $26,115 and $27,119, respectively, from Stores Automated Systems, Inc., an equity-method investee. As of February 26, 2001, the Company had divested of its interest in Store Automated Systems, Inc. Therefore, purchases from Store Automated Systems, Inc. in fiscal 2001 are not considered related party purchases.

   On May 27, 2001, the Company amended the employment agreements of Robert Miller, Chairman of the Board and Chief Executive Officer and Mary Sammons, President and Chief Operating Officer, to provide for the payment, subject to certain conditions, of bonuses representing the difference between the amount called for under their severance agreements from a former employer and the amount they actually receive. In

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

20. Related Party Transactions -- (Continued)

January 2002, the Company made payments of $5,971 to Mr. Miller and $1,931 to Ms. Sammons for these bonuses. The bonuses are repayable to the extent of each executive's recovery of severance due from the former employer. The company has recorded the payment to Mr. Miller as recoverable, as a summary judgement has been filed by the courts in his favor, which has been appealed. The payment to Ms. Sammons is being expensed over the term of her employment contract.

   In fiscal 2000, the Company purchased $8,814 of product from a manufacturer of private label over the counter medications in which a director held an ownership interest until May 31, 1999. The Company leases for $154 per year a 43,920 square foot storage space in a warehouse in Camp Hill, Pennsylvania, from a partnership in which a former director has a 50% interest.

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

   During fiscal 2002, the Company paid Leonard Green & Partners L.P., holder of the Series D Preferred Stock, an annual fee of $1,500 and fees of $2,500 in connection with the June 27, 2001 refinancing. During fiscal 2001 the Company paid Leonard Green & Partners L.P. (a) a $3,000 fee for service provided in connection with its preferred stock investment in October 1999 and reimbursed $240 of its out-of-pocket expenses; (b) a $3,000 fee for services provided in connection with the financial restructuring transactions which the Company completed in June 2000 and reimbursed its out-of-pocket expenses, and (c) a $2,500 fee for services provided in connection with the sale of PCS Health Services, Inc. In October 1999, the Company agreed to pay Leonard Green & Partners L.P. an annual fee of $1,000 for its consulting services. This fee was increased to $1,500 at the time of the June 2000 restructuring transactions. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners L.P. The Company has agreed to register the common stock issuable upon conversion of the series D preferred stock and to pay all expenses and fees (other than underwriting discounts and commission) related to any registration.

   During fiscal 2002, the Company paid J.P. Morgan Chase & Co. ("J.P. Morgan"), one of the Company's lenders and beneficial owner of more than 5% of the Company's issued common stock, fees and other amounts in connection with the June 27, 2001 refinancing of $15,500. During fiscal 2001, the Company paid J.P. Morgan fees and other amounts in connection with refinancing activity of $20,500. Additionally, during fiscal 2001, J.P. Morgan and another financial institution participated in the refinancing of certain debt by purchasing $93,200 of 10.5% senior secured notes due September 2002 when the 5.5% notes matured in December 2000.

   In June 2000, certain lenders, including J.P. Morgan Ventures Corporation, an affiliate of J.P. Morgan, exchanged an aggregate of approximately $284,800 of their loans outstanding for 51,785 shares of common stock at an exchange rate of $5.50 per share.

   The law firm of Skadden, Arps, Slate, Meagher & Flom LLP provides legal services to the Company. A director of the Company is a partner of that law firm. Fees paid by the Company to Skadden, Arps, Slate, Meagher & Flom LLP were $2,866, $6,853 and $3,458 during fiscal 2002, 2001, and 2000, respectively and did not exceed five percent of the firm's gross revenues for its fiscal years.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

21. Interim Financial Results (Unaudited)



                                                                       Fiscal Year 2002 (52 Weeks)
                                             -------------------------------------------------------------------------------
                                             First Quarter    Second Quarter   Third Quarter    Fourth Quarter       Year
                                             -------------    --------------   -------------    --------------   -----------
Revenues .................................     $3,710,133       $3,691,074       $3,732,079       $4,037,860     $15,171,146
Cost of goods sold, including occupancy
  costs...................................      2,835,455        2,856,756        2,916,062        3,134,036      11,742,309
Selling, general and administrative
  expenses................................        820,242          826,428          848,597          887,695       3,382,962
Stock-based compensation (benefit)
  expense.................................         43,092             (845)         (39,447)         (18,691)        (15,891)
Store closing and impairment charges .....           (364)          22,105           18,652          211,224         251,617
Interest expense .........................        128,689          102,377           82,515           82,483         396,064
Loss on debt and lease conversions and
  modifications...........................        132,713           21,882              (56)             (74)        154,465
Other ....................................        (38,592)          39,203           17,973           13,873          32,457
                                               ----------       ----------       ----------       ----------     -----------
Loss from continuing operations before
  income taxes and extraordinary item.....       (211,102)        (176,832)        (112,217)        (272,686)       (772,837)
Income tax expense (benefit) .............             --            2,500              546          (14,791)        (11,745)
                                               ----------       ----------       ----------       ----------     -----------
Loss from continuing operations ..........       (211,102)        (179,332)        (112,763)        (257,895)       (761,092)
Extraordinary item, loss on early
  extinguishment of debt..................             --          (66,589)              --               --         (66,589)
                                               ----------       ----------       ----------       ----------     -----------
Net loss .................................     $ (211,102)      $ (245,921)      $ (112,763)      $ (257,895)    $  (827,681)
                                               ==========       ==========       ==========       ==========     ===========
Basic and diluted loss per share:
Loss from continuing operations ..........     $    (0.56)      $    (0.40)      $    (0.23)      $    (0.51)    $     (1.68)
Loss from extraordinary item .............             --            (0.14)              --               --           (0.14)
                                               ----------       ----------       ----------       ----------     -----------
Net loss per share .......................     $    (0.56)      $    (0.54)      $    (0.23)      $    (0.51)    $     (1.82)
                                               ==========       ==========       ==========       ==========     ===========

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

21. Interim Financial Results (Unaudited) -- (Continued)



                                                                       Fiscal Year 2001 (53 Weeks)
                                             -------------------------------------------------------------------------------
                                             First Quarter    Second Quarter   Third Quarter    Fourth Quarter       Year
                                             -------------    --------------   -------------    --------------   -----------
Revenues .................................     $3,442,186       $3,439,469       $3,531,691       $4,103,519     $14,516,865
Cost of goods sold, including occupancy
  costs...................................      2,634,453        2,610,223        2,713,988        3,192,826      11,151,490
Selling, general and administrative
  expenses................................        854,185          870,378          805,571          882,308       3,412,442
Stock-based compensation (benefit)
  expense.................................         (2,302)           4,739            5,264           38,164          45,865
Store closing and impairment charges .....         16,145           88,292           95,305          188,336         388,078
Interest expense .........................        171,375          182,108          146,388          150,055         649,926
Loss on debt and lease conversions and
  modifications...........................             --           83,789            8,306            8,461         100,556
Other ....................................         27,324           24,973           (1,884)             902          51,315
                                               ----------       ----------       ----------       ----------     -----------
Loss from continuing operations before
  income taxes............................       (258,994)        (425,033)        (241,247)        (357,533)     (1,282,807)
Income tax expense .......................        144,382               --               --            4,575         148,957
                                               ----------       ----------       ----------       ----------     -----------
Loss from continuing operations ..........       (403,376)        (425,033)        (241,247)        (362,108)     (1,431,764)
Income from discontinued operations, net
  of tax..................................         11,335               --               --               --          11,335
Loss on disposal of discontinued
  operations, net of tax..................       (303,330)         (31,433)         135,534           30,434        (168,795)
                                               ----------       ----------       ----------       ----------     -----------
Net loss .................................     $ (695,371)      $ (456,466)      $ (105,713)      $ (331,674)    $(1,589,224)
                                               ==========       ==========       ==========       ==========     ===========
Basic and diluted earnings (loss) per
  share:
Loss from continuing operations ..........     $    (1.57)      $    (1.87)      $    (0.74)      $    (1.07)    $     (5.15)
Income (loss) from discontinued
  operations..............................          (1.12)           (0.10)            0.40             0.09           (0.50)
                                               ----------       ----------       ----------       ----------     -----------
Net loss per share .......................     $    (2.69)      $    (1.97)      $    (0.34)      $    (0.98)    $     (5.65)
                                               ==========       ==========       ==========       ==========     ===========


   Certain reclassifications have been made to the previously issued quarterly amounts to conform to fiscal 2002 year end classifications.

   During the fourth quarter of fiscal 2002, the Company incurred $211,224 of store closing and impairment charges and a reduction of expenses of $22,573 related to stock options under variable accounting plans. Also during the fourth quarter of fiscal 2002, the Company expensed $8,800 to reflect the termination of an exclusivity contract with a vendor and recorded a $13,127 tax benefit related to the favorable outcome of federal income tax litigation.

   During the first and second quarters of fiscal 2002, the Company recorded $15,000 and $24,100 of nonrecurring gains in selling, general and administrative expenses related to favorable litigation payments. During the third quarter of fiscal 2001, the Company recorded a $20,000 credit for resolution of insurance coverage disputes and $20,000 credit for the reversal of previously amortized cost of issuance related to financings resulting from a contract settlement.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

21. Interim Financial Results (Unaudited) -- (Continued)

   During the third and fourth quarters of fiscal 2001, the Company recorded $12,500 and $7,600 of nonrecurring gains in selling, general and administrative expenses related to favorable litigation payments.

   During the fourth quarter of fiscal 2001 (the 14 week quarter), the Company incurred $188,336 of store closing and impairment charges and $33,500 of expense related to stock options under variable accounting plans.

22. Financial Instruments

   The carrying amounts and fair values of financial instruments at March 2, 2002 and March 3, 2001 are listed as follows:


                                       2002                       2001
                              -----------------------    -----------------------
                              Carrying        Fair        Carrying       Fair
                               Amount         Value        Amount        Value
                             ----------    ----------    ----------   ----------
Variable rate
  indebtedness............   $  527,962    $  527,962    $1,219,785   $1,219,785
Fixed rate indebtedness ..    3,345,881     2,609,314     3,574,763    2,824,904
Note receivable ..........           --            --        37,041       37,962
AdvancePCS securities ....           --            --       491,198      491,198
Interest rate swaps ......      (18,968)      (18,968)           --      (29,000)


   Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments.

   The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

 Commercial paper and LIBOR-based borrowings under credit facilities

   The carrying amounts for commercial paper indebtedness and interest rate swaps and LIBOR-based borrowings under the credit facilities, term loans and term notes approximate their fair values due to the short-term nature of the obligations and the variable interest rates.

 Long-term indebtedness and interest rate swaps

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

 Note receivable

   The fair value of the fixed-rate note receivable was determined using the present value of projected cash flows, discounted at a market rate of interest for similar instruments.

 AdvancePCS Securities

   The fair value of AdvancePCS securities are estimated based on the quoted market prices of the financial instruments.

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

23. Discontinued Operations

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

   Summarized operating results and net loss of PCS for thirty-one weeks ended October 2, 2000 and the year ended February 26, 2000 were as follows:


                                         Thirty-One Weeks
                                       Ended October 2, 2000   February 26, 2000
                                       ---------------------   -----------------
Net sales .........................          $ 779,748             $1,342,495
Income (loss) from operations
  before income tax expense........             25,181                 40,081
Income tax expense (benefit) ......             13,846                 30,903
                                             ---------             ----------
Income (loss) from discontinued
  operations.......................             11,335                  9,178
Loss on disposal before income tax
  benefit..........................           (169,529)                    --
Income tax benefit ................                734                     --
                                             ---------             ----------
Loss on disposal ..................           (168,795)                    --
                                             ---------             ----------
Total income (loss) from
  discontinued operations..........          $(157,460)            $    9,178
                                             =========             ==========


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

 Intangible Assets of Discontinued Operations
   At acquisition, the Company determined that the estimated useful life of the goodwill recorded with the PCS acquisition was primarily indeterminate and likely exceeded 40 years. This estimate was based upon a review of the anticipated future cash flows and other factors the Company considered in determining the amount that it was willing to incur for the purchase of PCS. Additionally, management found no persuasive evidence that any material portion of these intangible assets would be depleted in less than 40 years. Accordingly, the Company amortized goodwill over the maximum allowable period of 40 years on a straight-line basis.

   The value of the PCS trade name was amortized over its estimated useful life of 40 years. The value of the customer base and pharmacy network acquired in the purchase of PCS was amortized over their estimated

                     RITE AID CORPORATION AND SUBSIDIARIES

     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                    (In thousands, except per share amounts)

23. Discontinued Operations -- (Continued)

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

24. Subsequent Events
   On April 29, 2002, and May 6, 2002, the Company sold shares of drugstore.com. As a result of these transactions, the Company no longer has an equity investment in drugstore.com. These sales resulted in a gain of approximately $16,277 which will be recorded to income in the first quarter of fiscal 2003. These sales do not affect the business arrangement entered into in July 1999 between the Company and drugstore.com.

                     RITE AID CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
     For the Years Ended March 2, 2002, March 3, 2001 and February 26, 2000
                             (dollars in thousands)



                                                                                               Additions
Allowances deducted from accounts receivable                                    Balance at    Charged to                 Balance at
for estimated uncollectible amounts:                                             Beginning     Costs and                   End of
  ------------------------------------                                           of Period     Expenses     Deductions     Period
                                                                                ----------    ----------    ----------   ----------
Year ended March 2, 2002 ....................................................     $37,050       $ 7,384      $16,350       $28,084
Year ended March 3, 2001 ....................................................      43,371        21,147       27,468        37,050
Year ended February 26, 2000 ................................................      30,296        29,268       16,193        43,371

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated: May 7, 2002

                                     RITE AID CORPORATION


                                     By:  /s/ ROBERT G. MILLER
                                          Robert G. Miller
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their respective capacities on May 7, 2002.

                Signature                                                     Title
                ---------                                                     -----
           /s/ ROBERT G. MILLER                 Chairman of the Board of Directors and
------------------------------------------       Chief Executive Officer
             Robert G. Miller

           /s/ MARY F. SAMMONS                  President, Chief Operating Officer and Director
------------------------------------------
             Mary F. Sammons

           /s/ JOHN T. STANDLEY                 Chief Financial Officer and Senior Executive Vice President
------------------------------------------
             John T. Standley

             /s/ KEVIN TWOMEY                   Chief Accounting Officer and Senior Vice President
------------------------------------------
               Kevin Twomey

          /s/ WILLIAM J. BRATTON                Director
------------------------------------------
            William J. Bratton

          /s/ ALFRED M. GLEASON                 Director
------------------------------------------
            Alfred M. Gleason

           /s/ LEONARD I. GREEN                 Director
------------------------------------------
             Leonard I. Green

          /s/ NANCY A. LIEBERMAN                Director
------------------------------------------
            Nancy A. Lieberman

           /s/ STUART M. SLOAN                  Director
------------------------------------------
             Stuart M. Sloan


                Signature                                                     Title
                ---------                                                     -----
         /s/ JONATHAN D. SOKOLOFF               Director
------------------------------------------
           Jonathan D. Sokoloff

          /s/ GEORGE G. GOLLEHER                Director
------------------------------------------
            George G. Golleher


                                 EXHIBIT INDEX


  Exhibit
  Numbers                                       Description                                         Incorporation by Reference to
  --------                                      -----------                                         -----------------------------
 2            Plan of acquisition, reorganization, arrangement, liquidation or succession        Not applicable
 3.1          Restated Certificate of Incorporation dated December 12, 1996                      Exhibit 3(i) to Form 8-K filed on
                                                                                                 November 2, 1999
 3.2          Certificate of Amendment to the Restated Certificate of Incorporation dated        Exhibit 3(ii) to Form 8-K filed
              October 25, 1999                                                                   on November 2, 1999
 3.3          Series C Preferred Stock Certificate of Designation dated June 26, 2001            Exhibit 3.3 to Form S-1, File No.
                                                                                                 333-64960, filed on July 12, 2001
 3.4          Certificate of Amendment to Restated Certificate of Incorporation dated June 27,   Exhibit 3.4 to Form S-1, File No.
              2001                                                                               333-64960, filed on July 12, 2001
 3.5          8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of      Exhibit 3.5 to Form S-1, File No.
              Designation dated October 3, 2001                                                  333-64960, filed on July 12, 2001
 3.6          By-laws, as amended on November 8, 2000                                            Exhibit 3.1 to Form 8-K filed on
                                                                                                 November 13, 2000
 3.7          Amendment to By-laws, adopted January 30, 2002                                     Exhibit T3B2 to Form T-3 filed on
                                                                                                 March 4, 2002
 4.1          Indenture dated as of September 10, 1997 by and between Rite Aid Corporation,      Exhibit 4.1 to Registration
              as issuer, and Harris Trust and Savings Bank, as trustee, related to the           Statement on Form S-3, File No.
              Company's 5.25% Convertible Subordinated Notes                                     333-39699, filed on November 6,
                                                                                                 1997
 4.2          Indenture dated as of September 22, 1998 by and between Rite Aid Corporation,      Exhibit 4.1 to Registration
              as issuer, and Harris Trust and Savings Bank, as trustee, related to the           Statement on Form S-4, File No.
              Company's 6% Dealer Remarketable Securities                                        333-66901, filed on November 6,
                                                                                                 1998
 4.3          Indenture dated as of December 21, 1998, between Rite Aid Corporation, as          Exhibit 4.1 to Registration
              issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's    Statement on Form S-4, File No.
              5 1/2% Notes due 2000, 6% Notes due 2005, 6 7/8% Notes due 2008 and 6 7/8 Notes    333-74751, filed on March 19,
              due 2028                                                                           1999
 4.4          Supplemental Indenture dated as of February 3, 2000, between Rite Aid              Exhibit 4.1 to Form 8-K, filed on
              Corporation, as issuer, and U.S. Bank Trust National Association, to the           February 7, 2002
              Indenture dated as of August, 1993 and Morgan Guaranty Trust Company of New
              York, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007,
              7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013
 4.5          Supplemental Indenture, dated as of February 3, 2000, between Rite Aid             Exhibit 4.2 to Form 8-K, filed on
              Corporation and Harris Trust and Savings Bank, to the Indenture dated              February 7, 2000
              September 10, 1997, between Rite Aid Corporation and Harris Trust and Savings
              Bank, related to the Company's 5.25% Convertible Subordinated Notes
 4.6          Supplemental Indenture, dated as of February 3, 2000, between Rite Aid             Exhibit 4.3 to Form 8-K, filed on
              Corporation and Harris Trust and Savings Bank, to the Indenture dated              February 7, 2000
              September 22, 1998, between Rite Aid Corporation and Harris Trust and Savings
              Bank, related to the Company's 6% Dealer Remarketable Securities

  Exhibit
  Numbers                                       Description                                         Incorporation by Reference to
  --------                                      -----------                                         -----------------------------
 4.7          Supplemental Indenture, dated as of February 3, 2000, between Rite Aid             Exhibit 4.4 to Form 8-K, filed on
              Corporation and Harris Trust and Savings Bank, to the Indenture dated              February 7, 2000
              December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings
              Bank, related to the Company's 10.5% Senior Secured Notes due 2002
 4.8          Indenture, dated as of June 14, 2000, among Rite Aid Corporation, as issuer,       Exhibit 4.1 to Form 8-K, filed on
              each of the Subsidiary Guarantors named therein and State Street Bank and Trust    June 21, 2000
              Company, as Trustee, related to the Company's 10.5% Senior Secured Notes due
              2002
 4.9          Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer,     Exhibit 4.7 to Registration
              and State Street Bank and Trust Company, as trustee, related to the Company's      Statement on Form S-1, File No.
              12.5% Senior Secured Notes due 2006                                                333-64950, filed on July 12, 2002
 4.10         Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer,     Exhibit 4.8 to Registration
              and BNY Midwest Trust Company, as trustee, related to the Company's 11 3/4         Statement on Form S-1, File No.
              Notes due December 2008                                                            333-64950, filed on July 12, 2002
 4.11         Indenture dated as of November 19, 2001, between Rite Aid Corporation, as          Exhibit 4.3 to Form 10-Q, filed
              issuer, and BNY Midwest Trust Company, as trustee, related to the Company's        on January 15, 2002
              4.75% Convertible Notes due December 1, 2006
 4.12         Indenture dated as of April 4, 2002, between Rite Aid Corporation, as issuer,      Exhibit T3C to Form T-3, Filed on
              and BNY Midwest Trust Company, as trustee, related to the Company's Senior         March 4, 2001
              Secured Notes due March 15, 2006
10.1          1999 Stock Option Plan*                                                            Exhibit 10.1 to Form 10-K, filed
                                                                                                 on May 21, 2001
10.2          2000 Omnibus Equity Plan*                                                          Included in Proxy Statement dated
                                                                                                 October 24, 2000
10.3          2001 Stock Option Plan*                                                            Exhibit 10.3 to Form 10-K, filed
                                                                                                 on May 21, 2001
10.4          Employment Agreement by and between Rite Aid Corporation and Robert G. Miller      Exhibit 10.1 to Form 8-K filed on
              dated as of December 5, 1999*                                                      January 18, 2000.
10.5          Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and    Exhibit 10.9 to Form 10-K, filed
              Robert G. Miller, dated as of May 7, 2001*                                         on May 21, 2001
10.6          Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as    Exhibit 4.31 to Form 8-K, filed
              of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*     on January 18, 2000
10.7          Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons,      Exhibit 10.2 to Form 8-K, filed
              dated as of December 5, 1999*                                                      on January 18, 2000
10.8          Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and    Exhibit 10.12 to Form 10-K, filed
              Mary F. Sammons, dated as of May 7, 2001*                                          on May 21, 2001
10.9          Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as    Exhibit 4.32 to Form 8-K, filed
              of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*      on January 18, 2000
10.10         Employment Agreement by and between Rite Aid Corporation and David R. Jessick,     Exhibit 10.3 to Form 8-K, filed
              dated as of December 5, 1999*                                                      on January 18, 2000
10.11         Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as    Exhibit 4.33 to Form 8-K, filed
              of December 5, 1999, by and between Rite Aid Corporation and David R. Jessick*     on January 18, 2000
10.12         Employment Agreement by and between Rite Aid Corporation and John T. Standley,     Exhibit 10.4 to Form 8-K, filed
              dated as of December 5, 1999*                                                      on January 18, 2000

  Exhibit
  Numbers                                       Description                                         Incorporation by Reference to
  --------                                      -----------                                         -----------------------------
10.13         Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as    Exhibit 4.34 to Form 8-K, filed
              of December 5, 1999, by and between Rite Aid Corporation and John T. Standley*     on January 18, 2000
10.14         Employment Agreement by and between Rite Aid Corporation and Elliot S. Gerson,     Exhibit 10.18 to Form 10-K, filed
              dated as of November 16, 2000*                                                     on May 21, 2001
10.15         Employment Agreement by and between Rite Aid Corporation and Eric Sorkin, dated    Exhibit 10.19 to Form 10-K filed
              as of April 2, 1999*                                                               on May 21, 2001
10.16         Employment Agreement by and between Rite Aid Corporation and James Mastrain,       Exhibit 10.20 to Form 10-K, filed
              dated as of September 27, 2000*                                                    on May 21, 2001
10.17         Rite Aid Corporation Special Deferred Compensation Plan*                           Exhibit 10. 20 to Form 10-K filed
                                                                                                 on July 11, 2000
10.18         Employment Agreement by and between Rite Aid Corporation and Christopher Hall,     Exhibit 10.48 to Form 10-K, filed
              dated as of January 26, 2000*                                                      on May 21, 2001
10.19         Employment Agreement by and between Rite Aid Corporation and Robert B. Sari,       Exhibit 10.49 to Form 10-K filed
              dated as of February 28, 2001*                                                     on May 21, 2001
11            Statement regarding computation of earnings per share (see note 4 to the           Filed herewith
              consolidated financial statements).
12            Statement regarding computation of ratio of earnings to fixed charges              Filed herewith
13            Annual report to security holders                                                  Not applicable
16            Letter regarding change in certifying accountant                                   Not applicable
18            Letter regarding change in accounting principles                                   Exhibit 18 to the Form 10-K filed
                                                                                                 on July 11, 2000
21            Subsidiaries of the registrant                                                     Filed herewith
22            Published report regarding matters submitted to vote of security holders           Not applicable
23.1          Consent of Deloitte & Touche LLP                                                   Filed herewith
23.2          Consent of Ernst & Young LLP                                                       Filed herewith
24            Power of Attorney                                                                  Not applicable

---------------
* Constitutes a compensatory plan or arrangement required to be filed with this Form.
(b) Reports on Form 8-K

   On February 27, 2002, we filed a current report on Form 8-K disclosing that we amended our $1.9 billion senior secured credit facility, which amendment allowed us to issue senior secured notes, as we previously agreed with the plaintiff's as the final payment of our previously announced settlement of the consolidated securities class action and derivative lawsuits against us.