Form 10-Q
period 2002-06-01
RITE AID CORP
filed 2002-06-28
CIK 84129

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q

                                ----------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 1, 2002


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

   The registrant had 515,197,846 shares of its $1.00 par value common stock outstanding as of June 14, 2002.

===============================================================================

                              RITE AID CORPORATION
                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
           Cautionary Statement Regarding Forward Looking Statements ....     1

                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of June 1, 2002 and
           March 2, 2002 ................................................     2

           Condensed Consolidated Statements of Operations for the
           Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 ....     3

           Condensed Consolidated Statements of Cash Flows for the
           Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 ....     4

           Notes to Condensed Consolidated Financial Statements .........     5

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    14

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk ...    21

                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings ............................................    22

ITEM 2.    Changes in Securities and Use of Proceeds ....................    22

ITEM 3.    Defaults Upon Senior Securities ..............................    22

ITEM 4.    Submission of Matters to a Vote of Security Holders ..........    22

ITEM 5.    Other Information ............................................    22

ITEM 6.    Exhibits and Reports on Form 8-K .............................    23

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

   o merchandise supply constraints or disruptions; and

   o access to capital.

   We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Factors Affecting Our Future Prospects" included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002 ("the Fiscal 2002 10-K"), which we filed with the Securities and Exchange Commission ("SEC") on May 7, 2002 and is available on the SEC's website at www.sec.gov.

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                    June 1, 2002   March 2, 2002
                                                    ------------   -------------
                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .....................    $   386,519     $   344,055
 Accounts receivable, net ......................        601,584         594,249
 Inventories, net ..............................      2,238,836       2,262,111
 Prepaid expenses and other current assets .....         97,793         101,681
                                                    -----------     -----------
   Total current assets.........................      3,324,732       3,302,096
PROPERTY, PLANT AND EQUIPMENT, NET .............      2,048,826       2,096,030
GOODWILL, NET ..................................        684,535         684,535
OTHER INTANGIBLES, NET .........................        229,304         240,725
OTHER ASSETS ...................................        181,841         168,373
                                                    -----------     -----------
   Total assets.................................    $ 6,469,238     $ 6,491,759
                                                    ===========     ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt and current maturities of
   convertible notes, long-term debt and lease
   financing obligations........................    $   211,995     $   209,457
 Accounts payable ..............................        823,767         830,535
 Sales and other taxes payable .................         46,395          49,407
 Accrued salaries, wages and other current
   liabilities..................................        743,383         688,435
                                                    -----------     -----------
   Total current liabilities....................      1,825,540       1,777,834
CONVERTIBLE NOTES ..............................        243,375         243,000
LONG-TERM DEBT, LESS CURRENT MATURITIES ........      3,416,210       3,427,930
LEASE FINANCING OBLIGATIONS, LESS CURRENT
  MATURITIES....................................        174,466         176,081
OTHER NONCURRENT LIABILITIES ...................        769,752         837,737
                                                    -----------     -----------
   Total liabilities............................      6,429,343       6,462,582
COMMITMENTS AND CONTINGENCIES ..................             --              --
REDEEMABLE PREFERRED STOCK .....................         19,586          19,561
STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1 per share,
   liquidation value $100 per share.............        368,734         361,504
 Common stock, par value $1 per share ..........        515,108         515,136
 Additional paid-in capital ....................      3,144,540       3,151,811
 Accumulated deficit ...........................     (4,003,459)     (4,006,043)
 Stock-based and deferred compensation .........          8,641             463
 Accumulated other comprehensive loss ..........        (13,255)        (13,255)
                                                    -----------     -----------
   Total stockholders' equity...................         20,309           9,616
                                                    -----------     -----------
   Total liabilities and stockholders' equity...    $ 6,469,238     $ 6,491,759
                                                    ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                     Thirteen Week Period Ended
                                                     ---------------------------
                                                     June 1, 2002   June 2, 2001
                                                     ------------   ------------
REVENUES ........................................     $3,925,116     $3,710,133
COSTS AND EXPENSES:
 Costs of goods sold, including occupancy costs .      3,010,719      2,835,455
 Selling, general and administrative expenses ...        883,587        820,242
 Stock-based compensation expense ...............          8,094         43,092
 Goodwill amortization ..........................             --          5,343
 Store closing and impairment credits ...........         (4,117)          (364)
 Interest expense ...............................         84,631        128,689
 Interest rate swap contracts ...................            264             --
 Loss on debt and lease conversions and
   modifications.................................             --        132,713
 Share of loss from equity investment ...........             --          5,883
 Gain on sale of assets and investments, net ....        (16,865)       (49,818)
                                                      ----------     ----------
                                                       3,966,313      3,921,235
                                                      ----------     ----------
 Loss before income taxes and extraordinary item         (41,197)      (211,102)
INCOME TAX BENEFIT ..............................        (43,511)            --
                                                      ----------     ----------
 Income (loss) before extraordinary item ........          2,314       (211,102)
EXTRAORDINARY ITEM, gain on early extinguishment
 of debt, net of income taxes of $0..............            270             --
                                                      ----------     ----------
 Net income (loss) ..............................     $    2,584     $ (211,102)
                                                      ==========     ==========
COMPUTATION OF LOSS APPLICABLE TO COMMON
 STOCKHOLDERS
 Net income (loss) ..............................     $    2,584     $ (211,102)
 Accretion of redeemable preferred stock ........            (25)            --
 Cumulative preferred stock dividends ...........         (7,230)        (6,680)
                                                      ----------     ----------
 Net loss attributable to common stockholders ...     $   (4,671)    $ (217,782)
                                                      ==========     ==========
BASIC AND DILUTED LOSS PER SHARE:
 Loss before extraordinary item .................     $    (0.01)    $    (0.56)
 Gain from extraordinary item ...................             --             --
                                                      ----------     ----------
 Net loss per share .............................     $    (0.01)    $    (0.56)
                                                      ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                     Thirteen Week Period Ended
                                                     ---------------------------
                                                     June 1, 2002   June 2, 2001
                                                     ------------   ------------
OPERATING ACTIVITIES:
 Net income (loss) ..............................      $  2,584       $(211,102)
 Extraordinary gain .............................           270              --
                                                       --------       ---------
 Income (loss) from operations ..................         2,314        (211,102)
 Adjustments to reconcile to net cash provided
   by operations:
 Depreciation and amortization ..................        75,019          90,841
 Stock-based compensation expense ...............         8,094          43,092
 Store closing and impairment credits ...........        (4,117)           (364)
 Loss on debt and lease conversions and
   modifications.................................            --         132,713
 Gain on sale of assets and investments, net ....       (16,865)        (49,818)
 Changes in income tax receivables and payables .       (43,708)          5,315
 Changes in operating assets and liabilities ....        17,376          35,065
                                                       --------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES  ......        38,113          45,742
                                                       --------       ---------
INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment .       (20,244)        (23,100)
 Proceeds from the repayment/sale of AdvancePCS
   securities....................................            --         484,214
 Intangible assets acquired .....................        (2,056)         (3,700)
 Proceeds from dispositions .....................        18,866           6,300
                                                       --------       ---------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES.....................................        (3,434)        463,714
                                                       --------       ---------
FINANCING ACTIVITIES:
 Principal payments on long-term debt ...........        (4,500)       (490,180)
 Net change in bank credit facilities ...........        (5,000)        (56,247)
 Change in zero balance cash accounts ...........        18,092          24,759
 Proceeds from issuance of stock ................            34              --
 Deferred financing costs paid ..................         (841)              --
                                                       --------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES.....................................         7,785        (521,668)
                                                       --------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         42,464         (12,212)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        344,055          92,290
                                                       --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......      $386,519       $  80,078
                                                       ========       =========
SUPPLEMENTARY CASH FLOW DATA:
 Cash paid for interest (net of capitalized
   amounts of $95 and $205)......................      $ 70,688       $ 127,305
                                                       ========       =========
 Cash payments (refunds) of income taxes ........      $    412       $  (5,834)
                                                       ========       =========
 Conversion of debt to common stock .............      $     --       $ 376,193
                                                       ========       =========

     See accompanying notes to condensed consolidated financial statements

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       For the Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)


1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 1, 2002 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's fiscal 2002 Annual Report on Form 10-K filed with the SEC.

   Certain reclassifications have been made to prior years' amounts to conform to current year classifications.

2. Recent Accounting Pronouncements

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective March 3, 2002. SFAS No. 142 specifies that all goodwill and indefinite life intangibles shall no longer be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of SFAS No. 142. The Company has evaluated the provisions of SFAS No. 142, and determined that no cumulative effect results from adopting this change in accounting principle. At June 1, 2002, the Company had unamortized goodwill of $684,535 and no indefinite life intangibles.

   The impact of the adoption of SFAS No. 142 on the thirteen weeks ended June 2, 2001 is as follows:

Reported net loss ..................................................   $(211,102)
Add back goodwill amortization .....................................       5,343
                                                                       ---------
Adjusted net loss ..................................................   $(205,759)
                                                                       =========
Basic and diluted loss per share:
 Reported net loss .................................................   $   (0.56)
 Goodwill amortization .............................................        0.01
                                                                       ---------
 Adjusted net loss .................................................   $   (0.55)
                                                                       =========

Intangible assets other than goodwill are separated into two categories, finite-lived and indefinite lived. Intangible assets with finite useful lives are amortized over their useful lives, while intangible assets with indefinite lives are not amortized. Following is a summary of the Company's amortizable intangible assets as of June 1, 2002 and March 2, 2002.

                                                                             June 1, 2002                     March 2, 2002
                                                                     -----------------------------    -----------------------------
                                                                    Gross Carrying     Accumulated    Gross Carrying    Accumulated
                                                                        Amount        Amortization        Amount       Amortization
                                                                    --------------    ------------    --------------   ------------
Favorable leases and other ......................................      $312,992         $(162,566)       $312,677        $(158,290)
Prescription files ..............................................      $342,304         $(263,426)       $341,422        $(255,084)
                                                                       --------         ---------        --------        ---------
 Total ..........................................................      $655,296         $(425,992)       $654,099        $(413,374)
                                                                       ========         =========        ========        =========

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       For the Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)


2. Recent Accounting Pronouncements -- (Continued)

   The amortization expense for these intangible assets was $12,750 for the thirteen weeks ended June 1, 2002. The anticipated annual amortization expense for these intangible assets is $43,690, $30,559, $15,088, $11,170 and $10,213 in fiscal 2003, 2004, 2005, 2006 and 2007, respectively.

   The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective March 3, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. There was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS No. 144.

   In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," Amendment of SFAS No. 13, "Accounting for Leases," and Technical Corrections."

   The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item shall be reclassified. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145, which are effective for financial statements issued on or after May 15, 2002, have been adopted without material impact. The Company plans to adopt the remaining provisions of SFAS No. 145 based on the required effective dates and the impact is not believed to be material.

3. Loss Per Share

   Following is a summary of the components of the numerator and denominator of the basic and diluted loss per share computation:

                                                     Thirteen Week Period Ended
                                                     ---------------------------
                                                     June 1, 2002   June 2, 2001
                                                     ------------   ------------
Numerator for earnings per share:
 Income (loss) before extraordinary item ........      $  2,314       $(211,102)
 Accretion of redeemable preferred stock ........           (25)             --
 Cumulative preferred stock dividends ...........        (7,230)         (6,680)
                                                       --------       ---------
 Net loss before extraordinary item attributable
   to common stockholders........................        (4,941)       (217,782)
 Extraordinary item, gain on early
   extinguishment of debt .......................           270              --
                                                       --------       ---------
 Net loss attributable to common stockholders ...      $ (4,671)      $(217,782)
                                                       ========       =========
Denominator:
 Basic weighted average shares ..................       515,119         386,996
 Diluted weighted average shares ................       515,119         386,996

Basic and diluted loss per share:
 Loss from operations ...........................      $  (0.01)      $   (0.56)
 Gain from extraordinary item ...................            --              --
                                                       --------       ---------
 Net loss per share .............................      $  (0.01)      $   (0.56)
                                                       ========       =========

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       For the Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

3. Loss Per Share -- (Continued)


   No potential shares of common stock have been included in the computation of diluted earnings per share as the Company incurred losses attributable to common shareholders for the thirteen week periods ended June 1, 2002 and June 2, 2001, and the amount would be antidilutive. At June 1, 2002, an aggregate of 169,764 potential common shares related to stock options, convertible notes and preferred stock and warrants, have been excluded from the computation of diluted earnings per share.

4. Store Closing and Impairment Charges

   Store closing and impairment charges (credits) consist of:


                                                     Thirteen Week Period Ended
                                                     ---------------------------
                                                     June 1, 2002   June 2, 2001
                                                     ------------   ------------
Impairment charges ..............................      $   860         $ 7,893
Store and equipment lease exit credits ..........       (4,977)         (8,568)
Impairment of other assets ......................           --             311
                                                       -------         -------
                                                       $(4,117)        $  (364)
                                                       =======         =======


 Impairment charges

   Impairment charges include non-cash charges of $860 and $7,893 for the thirteen week periods ended June 1, 2002 and June 2, 2001, respectively, for the impairment of long-lived assets (including allocable goodwill for the thirteen week period ended June 2, 2001) at 13 and 17 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of the asset may not be recoverable.

 Store and equipment lease exit charges (credits)

   Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The effect of lease terminations and changes in assumptions in interest rates during the thirteen week periods ended June 1, 2002 and June 2, 2001, had a positive impact that exceeded the additional provision due to low closure levels and resulted in a credit from closed store activity.

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       For the Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)


4. Store Closing and Impairment Charges -- (Continued)

   The reserve for store and equipment lease exit costs includes the following activity:


                                                     Thirteen Week Period Ended
                                                     ---------------------------
                                                     June 1, 2002   June 2, 2001
                                                     ------------   ------------
Balance -- beginning of period ..................      $287,464       $233,008
 Provision for present value of noncancellable
   lease payments of stores designated to be
   closed........................................         1,093          3,091
 Changes in assumptions about future sublease
   income, terminations and changes in interest
   rates.........................................        (5,430)        (8,144)
 Reversals of reserves for stores that
   management has determined will remain open....          (640)        (3,515)
 Interest accretion .............................         2,457          2,333
 Cash payments, net of sublease income ..........       (12,749)        (9,812)
                                                       --------       --------
Balance -- end of period ........................      $272,195       $216,961
                                                       ========       ========


5. Sale of Investments

   On April 29, 2002 and May 6, 2002, the Company sold shares of drugstore.com. As a result of these transactions, the Company no longer has an equity investment in drugstore.com. These sales resulted in a gain of $15,777, which is included in the $16,865 gain on sale of assets and investments, net, for the thirteen weeks ended June 1, 2002.

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

6. Income Taxes

   The tax benefit of $43,511 for the thirteen week period ended June 1, 2002 is comprised of two components. The first reflects an income tax benefit of $44,011 based on the recent tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five. The second component is the provision from operations for state income taxes of $500.

   The income tax benefit of the NOL generated in the thirteen week periods ended June 1, 2002 and June 2, 2001 have been fully offset by a valuation allowance as a result of the Company's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

   The Company has undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       For the Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)


7. Indebtedness and Credit Agreements

   Following is a summary of indebtedness and lease financing obligations at June 1, 2002 and March 2, 2002:


                                                    June 1, 2002   March 2, 2002
                                                    ------------   -------------
Secured Debt:
 Senior secured credit facility ................     $1,373,462      $1,378,462
 10.5% senior secured notes due 2002 ...........         20,879          20,879
 12.5% senior secured notes due 2006 ($152,025
   face value less unamortized discount of
   $7,429 and $7,857)...........................        144,596         144,168
 Senior secured (shareholder) notes due 2006 ...        149,500         149,500
 Other .........................................         11,175          11,284
                                                     ----------      ----------
                                                      1,699,612       1,704,293
                                                     ----------      ----------
Lease Financing Obligations ....................        181,009         182,625
Unsecured Debt:
 5.25% convertible subordinated notes due 2002 .        150,500         150,500
 6.0% dealer remarketable securities due 2003 ..         79,050          83,550
 6.0% fixed-rate senior notes due 2005 .........        194,500         194,500
 7.625% senior notes due 2005 ..................        198,000         198,000
 4.75% convertible notes due 2006 ($250,000
   face value less unamortized discount of
   $6,625 and $7,000)...........................        243,375         243,000
 7.125% notes due 2007 .........................        350,000         350,000
 6.125% fixed-rate senior notes due 2008 .......        150,000         150,000
 11.25% notes due 2008 .........................        150,000         150,000
 6.875% senior debentures due 2013 .............        200,000         200,000
 7.7% notes due 2027 ...........................        300,000         300,000
 6.875% fixed-rate senior notes due 2028 .......        150,000         150,000
                                                     ----------      ----------
                                                      2,165,425       2,169,550
                                                     ----------      ----------
Total debt .....................................      4,046,046       4,056,468
Short-term debt and current maturities of
  convertible notes, long-term debt and lease
  financing obligations.........................       (211,995)       (209,457)
                                                     ----------      ----------
Long-term debt and lease financing obligations,
  less current maturities.......................     $3,834,051      $3,847,011
                                                     ==========      ==========


   In June 2000, the Company entered into an interest rate swap contract that fixes the LIBOR component of $500,000 of the Company's variable rate debt at 7.083% for a two-year period, ending on June 26, 2002. In July 2000, the Company entered into an additional interest rate swap that fixes the LIBOR component of an additional $500,000 of variable rate debt at 6.946% for a two-year period, ending July 10, 2002.

   As a result of the June 27, 2001 refinancing, the Company's interest rate swaps no longer qualify for hedge accounting treatment and therefore, the changes in fair value of these interest rate swap contracts is required to be recorded as a component of net loss. Accordingly, changes in the market value of the interest rate swaps of $264, inclusive of cash payments, have been recorded on the income statement for the thirteen week period ended June 1, 2002. This amount represents an adjustment to the aggregate expense recognized by the Company relating to the swaps. This adjustment is due to a reduction in market interest rates coupled with the passage of time. The termination liability was $6,424 as of June 1, 2002.

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       For the Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)


7. Indebtedness and Credit Agreements -- (Continued)

   During the thirteen week period ended June 1, 2002, the Company redeemed $4,500 of its 6.0% dealer remarketable securities due 2003 for $4,230. The early redemption resulted in an extraordinary gain of $270, net of tax of $0.

   The Company completed the following debt for equity exchanges during the thirteen week period ended June 2, 2001:

                                                                                      Carrying               Additional
Debt Exchanged                                                                         Amount      Common     Paid-In        Gain
--------------                                                                       Exchanged     Stock      Capital       (Loss)
                                                                                     ---------    -------    ----------   ---------
PCS facility .....................................................................    $  5,000    $   715     $  5,076    $    (791)
RCF facility .....................................................................      30,000      4,347       30,115       (4,462)
5.25% convertible subordinated notes .............................................     205,308     29,750      307,686     (133,437)
6.00% dealer remarketable securities .............................................      79,885     12,382       55,633       11,427
10.50% notes due 2002 ............................................................      56,000      8,542       51,883       (5,450)
                                                                                      --------    -------     --------    ---------
                                                                                      $376,193    $55,736     $450,393    $(132,713)
                                                                                      ========    =======     ========    =========


8. Stockholders' Equity

   The Company issued 3,000 shares of Series B cumulative pay-in-kind preferred stock at $100 per share, which is the liquidation preference. The Series B Preferred Stock was convertible into shares of the Company's common stock at a conversion price of $5.50 per share. On October 5, 2001, the Company exchanged all outstanding shares of Series B cumulative pay-in-kind preferred stock for an equal number of shares of 8% Series D cumulative pay-in-kind preferred stock ("Series D preferred stock"). The Series D preferred stock differs from the Series B preferred stock only in that the consent of holders of the Series D preferred stock is not required in order for the Company to issue shares of the Company's capital stock that are on parity with the Series D preferred stock with respect to dividends and distributions upon the liquidation, distribution or winding up of the Company.

   In November 2000, the Company reduced the exercise price of approximately 16,684 stock options issued after December 4, 1999 to $2.75 per share, which represents fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognizes compensation expense for these options using variable plan accounting. Under variable plan accounting, the Company recognizes compensation expense over the option vesting period. In addition, subsequent changes in the market value of the Company's common stock during the option period, or until exercised, will generate changes in the compensation expense recognized on the repriced options. The Company recognized expense of $5,931 and $36,903 during the thirteen week periods ended June 1, 2002 and June 2, 2001, respectively, related to the repriced options.

   The stock-based and deferred compensation component of stockholders' equity is comprised of $14,383 and $8,453 related to the repriced options offset by $5,742 and $7,990 of deferred compensation, as of June 1, 2002 and March 2, 2002, respectively.

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       For the Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)


9. Commitments and Contingencies

   The Company is party to numerous legal proceedings, as discussed below.

 Federal investigations

   There are currently pending federal governmental investigations, both civil and criminal, by the SEC and the United States Attorney, involving the Company's financial reporting and other matters. Management is cooperating fully with the SEC and the United States Attorney. In June of 2002, the SEC issued a cease-and-desist order that completes their investigation into the Company relating to certain financial reporting and accounting practices under former management. The cease-and-desist order, in which Rite Aid neither admits or denies the findings, was pursuant to Rite Aid's offer of settlement. The Company will pay no fine under the SEC settlement. Settlement discussions have begun with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against the Company if the Company enters into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company has accrued $20,000 during the thirteen week period ended June 1, 2002 in connection with the resolution of these matters; however, the Company may incur charges in excess of that amount and the Company is unable to estimate the range of possible loss. The Company will continue to evaluate its estimate and to the extent that additional information arises or its strategy changes, the Company will adjust its accrual accordingly.

   The U.S. Department of Labor has commenced an investigation of matters relating to the Company's associate benefit plans, including the principal 401(k) plan, which permitted associates to purchase the Company's common stock. Purchases of the Company's common stock under the plan were suspended in October 1999. In January 2001, the Company appointed an independent trustee to represent the interests of these plans in relation to the Company and to investigate possible claims the plans may have against the Company. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against the Company. The investigations, with which the Company is cooperating fully, are ongoing and the Company cannot predict their outcomes. In addition, a putative class action lawsuit on behalf of the plans and their participants has been filed by a participant in the plans in the United States District Court for the Eastern District of Pennsylvania. As a result of discussions with the independent trustee and the attorneys for the putative class action plaintiff, the Company has arrived at a preliminary understanding which would resolve all claims arising out of our associate benefit plans by an agreement to maintain the current level of benefits and a current payment that will cost, net of insurance, approximately $3,300, which has been accrued. Various non-monetary terms and conditions remain to be negotiated and agreed upon and any agreement reached will be subject to the approval of the Department of Labor and the District Court. There can be no assurance that a settlement of the matter will be agreed upon or, if agreed upon, approved by the Department of Labor and the District Court.

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

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       For the Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)


9. Commitments and Contingencies -- (Continued)

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

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       For the Thirteen Week Periods Ended June 1, 2002 and June 2, 2001 (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)


9. Commitments and Contingencies -- (Continued)

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

   The Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of the Company's management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on the Company's results of operations, financial condition and cash flows if decided adversely.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Income (loss) before extraordinary item for the thirteen week periods ended June 1, 2002 and June 2, 2001 was $2.3 million and $(211.1) million, respectively. The substantial improvement is the net result of several factors, the most important we believe to be: increased sales, expense control, and reduced interest expense. These basic elements of our success are described in further detail in the Results of Operations and Liquidity and Capital Resources sections below. However, there are other items, some negative and some positive, that must be noted in order to understand the results of operations. Those items are:

   Litigation Related Charges and Credits. In the thirteen week period ended June 1, 2002, we recorded a charge of $20.0 million related to governmental investigations. In the thirteen week period ended June 2, 2001, we recorded $15.0 million of income related to proceeds received from litigation settlements with certain drug manufacturers and reduced litigation-related accruals $4.2 million.

   Substantial Investigation Expenses. We continue to incur substantial expenses, primarily in connection with defending the company against various shareholder actions, cooperating with the U.S. Attorney's
Office in their investigations of former management and resolving business practices of prior management. We incurred $6.7 million and $3.4 million in the thirteen week periods ended June 1, 2002 and June 2, 2001, respectively, and we expect to incur an additional $4.0 million to $9.0 million over the remainder of fiscal 2003. We expect to continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which we are subject.

   Stock-Based Compensation Expense. We recorded stock-based compensation expense of $8.1 million and $43.1 million in the thirteen week periods ended June 1, 2002 and June 2, 2001, respectively, resulting primarily from the impact of applying variable plan accounting to several of our stock-based compensation plans.

   Gain on Sale of Assets and Investments. In the thirteen week period ended June 1, 2002, we recorded a gain of $15.8 million resulting from the sale of our investment in drugstore.com. In the thirteen week period ended June 2, 2001, we recorded a gain of $53.2 million resulting from the sale of AdvancePCS securities.

   Loss on Debt and Lease Conversions and Modifications. In the thirteen week period ended June 2, 2001, we recorded a pre-tax loss of $132.7 million on debt conversions.

   Income Tax Benefit. In the thirteen week period ended June 1, 2002, we recorded a $44.0 million income tax benefit related to carryback of net operating losses made possible by the recent tax law change.

   Other. In the thirteen week period ended June 2, 2001, we recorded a $5.9 million charge related to our share of loss in our investment in drugstore.com. The investment had no carrying value as of March 3, 2002, and therefore we recorded no losses in equity investments in subsidiaries in the thirteen week period ended June 1, 2002. In the thirteen week period ended June 2, 2001, we recorded a $5.3 million charge for goodwill amortization. We recorded no charges for goodwill amortization in the thirteen week period ended June 1, 2002, pursuant to the adoption of SFAS No. 142.

Recent Actions Affecting Operating Results

   During fiscal 2001, 2002 and the first quarter of fiscal 2003 we took a number of actions which had the short-term effect of significantly reducing our operating results but which management believes were nevertheless necessary. These actions include, but are not limited too, the sale of subsidiaries and other assets, the exchange of our debt for shares of our common stock, the closure, relocation or impairment of stores and the refinancing of the company. We anticipate taking actions in the future similar to some of those described above that may have a material negative impact upon our operating results for the period in which we take those actions or subsequent periods.

Recent Event

   On June 21, 2002, the Securities and
Exchange Commission ("SEC") issued a cease-and-desist order that completes an investigation into the Company relating to certain financial reporting and ac-counting and other matters. The cease-and-desist order, in which Rite Aid neither admits or denies the findings, was issued pursuant to Rite Aid's offer of settlement. We will pay no fine under the settlement.

Results of Operations

Revenues and Other Operating Data


                                                     Thirteen Week Period Ended
                                                     ---------------------------
                                                     June 1, 2002   June 2, 2001
                                                     ------------   ------------
Revenues ........................................     $3,925,116     $3,710,133
Revenue growth ..................................            5.8%           7.8%
Same store sales growth .........................            8.3%          10.0%
Pharmacy sales growth ...........................            9.2%          12.6%
Same store pharmacy sales growth ................           11.8%          12.7%
Pharmacy as a % of total sales ..................           63.5%          61.6%
Third party sales as a % of total pharmacy sales            92.5%          91.7%
Front-end sales growth ..........................            0.4%           5.7%
Same store front end sales growth ...............            2.7%           5.9%
Front end sales as a % of total sales ...........           36.5%          38.4%
Store data:
 Total stores (beginning of period) .............          3,497          3,648
 New stores .....................................              1              3
 Closed stores ..................................            (45)           (20)
 Store acquisitions, net ........................              1              0
 Total stores (end of period) ...................          3,454          3,631
 Relocated stores ...............................              4              4


 Revenues

   The 5.8% growth in revenues for the thirteen week period ended June 1, 2002 was driven by pharmacy sales growth of 9.2%. Front end sales were relatively flat, growing by 0.4% for the thirteen week period ended June 1, 2002. The 7.8% growth in revenues for the thirteen week period ended June 2, 2001 was driven by pharmacy sales growth of 12.6% and front end sales growth of 5.7%. Same store sales growth for the thirteen weeks ended June 1, 2002 was 8.3% as compared to 10.0% for the thirteen weeks ended June 2, 2001.

   For the thirteen week period ended June 1, 2002, and for the thirteen week period ended June 2, 2001, pharmacy sales led revenues growth with same-store sales increases of 11.8% and 12.7%, respectively. Factors contributing to pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, our reduced cash pricing, our increased focus on pharmacy initiatives such as predictive refill, and favorable industry trends. These trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems and the introduction of a number of successful new prescription drugs.

   For the thirteen week periods ended June 1, 2002 and June 2, 2001, front-end same store sales increased 2.7% and 5.9%, respectively. The same store sales increase was primarily a result of increased sales volume due to improved assortments, lower prices on key items, and distributing a nationwide weekly advertising circular. Same store sales increases for the thirteen week period ended June 2, 2001 benefited from comparison to weak sales results in the period ended May 27, 2000.

Costs and Expenses


                                                     Thirteen Week Period Ended
                                                     ---------------------------
                                                     June 1, 2002   June 2, 2001
                                                     ------------   ------------
Cost of goods sold ..............................     $3,010,719     $2,835,455
Gross profit ....................................        914,397        874,678
Gross margin ....................................           23.3%          23.6%
Selling, general and administrative expenses ....        883,587        820,242
Selling, general and administrative expenses as
  a percentage of revenues.......................           22.5%          22.1%
Stock-based compensation expense ................          8,094         43,092
Goodwill amortization ...........................             --          5,343
Interest expense ................................         84,631        128,689
Interest rate swap contracts ....................            264             --
Store closing and impairment credits ............         (4,117)          (364)
Loss on debt and lease conversions and
  modifications..................................             --        132,713
Share of loss from equity investment ............             --          5,883
Gain on sale of assets and investments, net .....        (16,865)       (49,818)


 Cost of Goods Sold

   Gross margin was 23.3% for the thirteen week period ended June 1, 2002 compared to 23.6% for the thirteen week period ended June 2, 2001. Gross margin was negatively impacted by the continuing trend of increased pharmacy sales as a percent of total sales and higher shrink costs. The increase in pharmacy sales had a negative impact on gross margin rates because they have a lower rate than front end sales. Partially offsetting the negative impact of the change in sales mix, is an improvement in occupancy costs as a percent of sales, due to the impact of store closures and higher sales volumes. These factors offset the increase in occupancy due to the change in classification of lease charges (from interest expense to rent expense) brought about by the reclassification of certain leases from capital to operating in connection with the June 27, 2001 refinancing.

   We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $17.3 million for the thirteen week period ended June 1, 2002 versus $15.0 million for the thirteen week period ended June 2, 2001.

 Selling, General and Administrative Expenses

   The selling, general and administrative expense ("SG&A") for the thirteen week period ended June 1, 2002 includes a charge of $20.0 million for the accrual in connection with non-recurring litigation, and $6.7 million incurred primarily in connection with our defense of shareholder litigation, cooperating with various governmental investigations, and resolving business practices of prior management. Excluding these items, SG&A as a percentage of revenues was 21.8% for the thirteen week period ending June 1, 2002. SG&A expenses for the thirteen week period ended June 2, 2001 includes $3.4 million of expense incurred in connection with our defense of shareholder litigation and cooperating with various governmental investigations, offset by receipts of $15.0 million for the settlement of litigation with certain drug manufactures and an expense reduction of $4.2 million to revise our estimate of anticipated loss on certain non- recurring litigation. Excluding these items, SG&A as a percentage of revenues was 22.5% for the thirteen week period ending June 2, 2001. SG&A on an adjusted basis of 21.8% for the thirteen week period ended
June 1, 2002 compares favorably with SG&A on an adjusted basis of 22.5% for the thirteen week period ended June 2, 2001 due to decreased depreciation and amortization charges resulting from a reduced store count, reductions in professional fees and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs.

 Store Closing and Impairment Charges

   Store closing and impairment charges (credits) consist of:


                                                     Thirteen Week Period Ended
                                                     ---------------------------
                                                     June 1, 2002   June 2, 2001
                                                     ------------   ------------
Impairment charges ..............................      $   860         $ 7,893
Store and equipment lease exit credits ..........       (4,977)         (8,568)
Impairment of other assets ......................           --             311
                                                       -------         -------
                                                       $(4,117)        $  (364)
                                                       =======         =======


   Impairment Charges. Impairment charges include non-cash charges of $0.9 million and $7.9 million for the thirteen week periods ended June 1, 2002 and June 2, 2001, respectively, for the impairment of long-lived assets (including allocable goodwill for the thirteen week period ended June 2, 2001) at 13 and 17 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of the asset may not be recoverable.

   Store and Equipment Lease Exit Costs. Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is the date that closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable leases terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The effect of lease terminations and changes in assumptions in interest rates during the thirteen week periods ended June 1, 2002 and June 2, 2001, had a positive impact that exceeded the additional provision due to low closure levels and resulted in an expense credit from closed store activity.

   As a part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

 Interest Expense

   Interest expense was $84.6 million for the thirteen week period ended June 1, 2002, compared to $128.7 million for the thirteen week period ended June 2, 2001. The decrease was primarily due to the reduction of debt resulting from the sale of PCS and the June 2001 refinancing. The weighted average interest rates, excluding capital leases, on our indebtedness for the thirteen week period ended June 1, 2002 and June 2, 2001 were 8.08% and 8.01%, respectively.

 Interest Rate Swap Contracts

   In fiscal 2001, we entered into interest rate swap contracts to hedge the exposure to increasing rates with respect to our variable rate debt. As a result of the June 2001 refinancing, the interest rate swap contracts no longer qualify for hedge accounting treatment, and therefore the changes in fair value of these interest rate swap contracts are required to be recorded as a component of net loss. Accordingly, changes in the market value of the interest rate swaps of $0.3 million, inclusive of cash payments, have been recorded in this caption on the statement of operations for the thirteen week period ended June 1, 2002. This amount represents an adjustment to the aggregate expense recognized relating to the swaps. This adjustment is due to a reduction in market interest rates coupled with the passage of time. The termination liability was $6.4 million as of June 1, 2002. These contracts expire in the second quarter of fiscal 2003.

 Income Taxes

   The tax benefit of $43.5 million for the thirteen week period ended June 1, 2002 is comprised of two components. The first reflects an income tax benefit of $44.0 million based on the recent tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five. The second component is the provision for state income taxes of $0.5 million.

   The income tax benefit of the NOL generated in the thirteen week periods ended June 1, 2002 and June 2, 2001 have been fully offset by a valuation allowance as a result of management's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

   We have undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. We believe that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.


Liquidity and Capital Resources


General

   We have two primary sources of liquidity: (i) cash provided by operations and (ii) the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt and to provide funds for capital expenditures.

   Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. On June 1, 2002, we had $387.3 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $92.5 million. In addition, the term loan was fully drawn except for $21.5 million, which is available and may be drawn to pay for the remaining outstanding 10.5% senior secured notes when they mature on September 15, 2002.

   The senior secured credit facility, as amended, also allows us, at our option, to issue up to $893.0 million of unsecured debt that is not guaranteed by any of our subsidiaries, reduced by the following debt to the extent incurred: (i) $150.0 million of financing transactions of existing owned real estate; (ii) $643.0 million of additional debt secured by the facility's collateral on a second priority basis; and (iii) $100.0 million of financing transactions for property or assets acquired after June 27, 2001. The
$893.0 million of permitted debt, whether secured or unsecured, is reduced by the aggregate outstanding, undefeased balances of the 5.25% convertible subordinated notes, the 6.0% dealer remarketable securities and the 4.75% convertible notes and the senior secured notes. As of June 1, 2002, we had outstanding principal balances of $150.5 million, $79.1 million, $250.0 million and $149.5 million of the 5.25% convertible subordinated notes, 6.0% dealer remarketable securities, 4.75% convertible notes and the senior secured notes, respectively. As of June 1, 2002, our remaining permitted debt under the senior secured credit facility is $263.9 million. Our 11.25% senior notes due July 2008 also permit $150.0 million of real estate financing, $400.0 million of additional other debt and $600.0 million of additional permitted debt, which includes allowing us to increase our senior secured credit facility. As of June 1, 2002 our remaining permitted debt under the 11.25% senior notes due 2008 is $600.5 million.

   The senior secured credit facility, as amended, requires us to meet various financial ratios and limits capital expenditures. Beginning with the 12 months ended March 2, 2002, the covenants require us to maintain a maximum leverage ratio of 8.40:1, increasing to 9.50:1 for the twelve months ending June 1, 2002, and increasing again to 10.00:1 for the twelve months ending August 31, 2002, before gradually decreasing to 6.00:1 for the twelve months ending
May 31, 2005. We must also maintain a minimum interest coverage ratio of 1.20:1 for the twelve months ending March 2, 2002, decreasing to 1.15:1 for the twelve months ending June 1, 2002 and decreasing again to 1.10:1 for the twelve months ending August 31, 2002 before gradually increasing to 2.00:1 for the twelve months ending November 30, 2004. In addition, we must maintain a minimum fixed charge ratio of 0.9:1 for the twelve months ending March 2, 2002, gradually increasing to 1.10:1 for the twelve months ending August 31, 2004. Capital expenditures are limited to $150.0 million annually beginning with the twelve months ending March 2, 2002. These capital expenditure limits are subject to upward adjustment based upon availability of excess liquidity as defined in our senior secured credit facility.

   We were in compliance with the covenants of the senior secured credit facility, as amended, and our other credit facilities and debt instruments as of June 1, 2002. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt covenants.

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

Net Cash Provided by/Used in Operating, Investing and Financing Activities

   Our operating activities provided $38.1 million of cash in the thirteen week period ended June 1, 2002 and provided $45.7 million of cash in the thirteen week period ended June 2, 2001. Operating cash flow for the thirteen week period ended June 1, 2002 was negatively impacted by $70.8 million of interest payments offset by increases in current liabilities. Operating cash flow for the thirteen week period ended June 2, 2001 was negatively impacted by $127.3 million in interest payments and increases in operating assets. This was offset by increased current liabilities.

   Cash used in investing activities was $3.4 million for the thirteen week period ended June 1, 2002, due primarily to expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from asset dispositions. Cash provided by investing activities was $463.7 million for the thirteen week period ended June 2, 2001, due primarily to the sale of the securities we received in our sale of AdvancePCS. Cash used for store construction and relocations amounted to $13.2 million and $7.1 million for the thirteen week period ended June 1, 2002 and June 2, 2001, respectively.

   Cash provided by (used in) financing activities was $7.8 million and $(521.7) million for the thirteen week periods ended June 1, 2002 and June 2, 2001, respectively. Proceeds from the sale of the securities we received from our sale of AdvancePCS were used to pay down outstanding debt balances, which significantly impacted cash used in financing activities in the thirteen week period ended June 2, 2001.

   Working capital was $1,499.2 million at June 1, 2002, compared to $1,524.3 million at March 2, 2002.

Capital Expenditures

   We plan capital expenditures of approximately $130.0 million during fiscal 2003, consisting of approximately $61.0 million related to new store construction, store relocation and store remodel projects. An additional
$69.0 million will be dedicated to the purchase of prescription files from independent pharmacists, improvements to distribution centers, technology enhancements and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility. During the thirteen week period ended June 1, 2002, we spent $22.3 million on capital expenditures, consisting of $13.2 million related to new store construction, store relocation and other store construction projects. An additional $9.1 million was related to other store improvement activities and the purchase of prescription files from independent pharmacists.

Future Liquidity

   We are highly leveraged. Our high level of indebtedness: (a) limits our ability to obtain additional financing; (b) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (c) places us at a competitive disadvantage relative to our competitors with less debt; (d) renders us more vulnerable to general adverse economic and industry conditions; and (e) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowing under the senior secured credit facility and its other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2003. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales would require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents.

Recent Accounting Pronouncements

   We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective March 3, 2002. SFAS No. 142 specifies that all goodwill and indefinite life intangibles shall no longer be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of SFAS No. 142. We have evaluated the provisions of SFAS No. 142, and determined that no cumulative effect results from adopting this change in accounting principle. At June 1, 2002, we have unamortized goodwill of $684.5 million and no indefinite life intangibles.

   The impact of the adoption of SFAS No. 142 on the thirteen weeks ended June 2, 2001 is as follows (in millions except per share amounts):


Reported net loss ....................................................   $(211.1)
Add back goodwill amortization .......................................       5.3
                                                                         -------
Adjusted net loss ....................................................   $(205.8)
                                                                         =======
Basic and diluted loss per share:
 Reported net loss ...................................................   $ (0.56)
 Goodwill amortization ...............................................      0.01
                                                                         -------
 Adjusted net loss ...................................................   $ (0.55)
                                                                         =======


   We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective March 3, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. There was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS No. 144.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," Amendment of SFAS No. 13, "Accounting for Leases," and Technical Corrections."

   The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item shall be reclassified. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145, which are effective for financial statements issued on or after May 15, 2002 have been adopted without material impact. We plan to adopt the remaining provisions of SFAS No. 145 based on the required effective dates and the impact is not believed to be material.

Factors Affecting Our Future Prospects

   For a discussion of risks related to our financial condition, operations and industry, refer to "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Overview" and "Factors Affecting our Future Prospects" included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002, which we filed with the SEC on May 7, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The major market risk exposure is changing interest rates. Increases in interest rates would increase our interest expense. Since the end of fiscal 2002, our primary risk exposure has not changed. We enter into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. Our policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions.

   The table below provides information about the company's financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of June 1, 2002.


                                                             Fiscal Year
                                           ----------------------------------------------                             Fair Value at
                                            2003      2004     2005       2006      2007     Thereafter     Total      June 2, 2002
                                           ------    ------   ------    --------   ------    ----------    --------   -------------
                                                                             (dollars in millions)
Long-term debt, including current
  portion
 Fixed rate ............................   $197.8    $117.5   $ 62.5    $1,272.9   $738.5      $952.9      $3,342.1      $2,741.3
 Average Interest Rate .................     6.54%     7.55%   10.80%       9.55%    7.56%       7.71%         8.36%
 Variable Rate .........................                                $  373.5   $149.5                  $  523.0      $  523.0
 Average Interest Rate .................                                    5.63%    9.38%                     6.70%
 Interest Rate Swap ....................       --        --       --          --       --          --            --      $   (6.4)


   In June 2000, we refinanced certain variable and fixed-rate obligations maturing in fiscal years 2001 and 2002 and entered into an interest rate swap that fixes the LIBOR component of $500.0 million of our variable-rate debt at 7.083% for a two-year period. In July 2000, we entered into an additional interest rate swap that fixes the LIBOR component of an additional
$500.0 million of variable rate debt at 6.946% for a two year period. The variable rate debt that had interest rates fixed by the two interest rate swaps were included with fixed rate debt in the above table. As of June 1, 2002, 13.5% of our total debt is exposed to fluctuations in variable interest rates.

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

   As of June 1, 2002, we had one credit facility: the $1.9 billion syndicated senior secured credit facility. The ratings on this facility were BB- by Standard & Poor's and B2 by Moody's. The interest rate on the variable rate borrowings on this facility are LIBOR plus 3.75%.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

   We are party to numerous legal proceedings related to our financial reporting and other matters. For a further discussion regarding these proceedings, refer to "Legal Proceedings" included in the Fiscal 2002 Form 10-K, which we filed with the SEC on May 7, 2002.

   On June 21, 2002, the Securities and Exchange Commission ("SEC") issued a cease-and-desist order that completes an investigation into the Company relating to certain financial reporting and accounting and other matters. The cease-and-desist order, in which Rite Aid neither admits or denies the findings, was issued pursuant to Rite Aid's offer of settlement.

Item 2. Changes in Securities and Use of Proceeds

   Not applicable.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the security holders during the thirteen week period ended June 1, 2002.

Item 5. Other Information

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) The following exhibits are filed as part of this report.

Exhibit
Numbers                                       Description                                         Incorporation by Reference to
-------                                       -----------                                         -----------------------------
 3.1       Restated Certificate of Incorporation dated December 12, 1996                       Exhibit 3(i) to Form 8-K filed on
                                                                                               November 2, 1999
 3.2       Certificate of Amendment to the Restated Certificate of Incorporation dated         Exhibit 3(ii) to Form 8-K filed on
           October 25, 1999                                                                    November 2, 1999
 3.3       Certificate of Amendment to Restated Certificate of Incorporation dated June 27,    Exhibit 3.4 to Form S-1, File No.
           2001                                                                                333-64960, filed on July 12, 2001
 3.4       8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of       Exhibit 3.5 to Form S-1, File No.
           Designation dated October 3, 2001                                                   333-64960, filed on July 12, 2001
 3.5       By-laws, as amended on November 8, 2000                                             Exhibit 3.1 to Form 8-K filed on
                                                                                               November 13, 2000
 3.6       Amendment to By-laws, adopted January 30, 2002                                      Exhibit T3B2 to Form T-3 filed on
                                                                                               March 4, 2002
 4.1       Indenture dated as of September 10, 1997 by and between Rite Aid Corporation,       Exhibit 4.1 to Registration
           as issuer, and Harris Trust and Savings Bank, as trustee, related to the            Statement on Form S-3, File No. 333-
           Company's 5.25% Convertible Subordinated Notes                                      39699, filed on November 6, 1997
 4.2       Indenture dated as of September 22, 1998 by and between Rite Aid Corporation,       Exhibit 4.1 to Registration
           as issuer, and Harris Trust and Savings Bank, as trustee, related to the            Statement on Form S-4, File No. 333-
           Company's 6% Dealer Remarketable Securities                                         66901, filed on November 6, 1998
 4.3       Indenture dated as of December 21, 1998, between Rite Aid Corporation, as           Exhibit 4.1 to Registration
           issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's     Statement on Form S-4, File No. 333-
           5 1/2% Notes due 2000, 6% Notes due 2005, 6 1/8% Notes due 2008 and 6 7/8 Notes     74751, filed on March 19, 1999
           due 2028
 4.4       Supplemental Indenture dated as of February 3, 2000, between Rite Aid               Exhibit 4.1 to Form 8-K, filed on
           Corporation, as issuer, and U.S. Bank Trust National Association, to the            February 7, 2002
           Indenture dated as of August, 1993 and Morgan Guaranty Trust Company of New
           York, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007,
           7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013
 4.5       Supplemental Indenture, dated as of February 3, 2000, between Rite Aid              Exhibit 4.2 to Form 8-K, filed on
           Corporation and Harris Trust and Savings Bank, to the Indenture dated               February 7, 2000
           September 10, 1997, between Rite Aid Corporation and Harris Trust and Savings
           Bank, related to the Company's 5.25% Convertible Subordinated Notes
 4.6       Supplemental Indenture, dated as of February 3, 2000, between Rite Aid              Exhibit 4.3 to Form 8-K, filed on
           Corporation and Harris Trust and Savings Bank, to the Indenture dated               February 7, 2000
           September 22, 1998, between Rite Aid Corporation and Harris Trust and Savings
           Bank, related to the Company's 6% Dealer Remarketable Securities
 4.7       Supplemental Indenture, dated as of February 3, 2000, between Rite Aid              Exhibit 4.4 to Form 8-K, filed on
           Corporation and Harris Trust and Savings Bank, to the Indenture dated               February 7, 2000
           December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings
           Bank, related to the Company's 10.5% Senior Secured Notes due 2002

Exhibit
Numbers                                       Description                                         Incorporation by Reference to
-------                                       -----------                                         -----------------------------
 4.8       Indenture, dated as of June 14, 2000, among Rite Aid Corporation, as issuer,        Exhibit 4.1 to Form 8-K, filed on
           each of the Subsidiary Guarantors named therein and State Street Bank and Trust     June 21, 2000
           Company, as Trustee, related to the Company's 10.5% Senior Secured Notes due
           2002
 4.9       Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer,      Exhibit 4.7 to Registration
           and State Street Bank and Trust Company, as trustee, related to the Company's       Statement on Form S-1,
           12.5% Senior Secured Notes due 2006                                                 File No. 333-64950, filed on
                                                                                               July 12, 2001
4.10       Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer,      Exhibit 4.8 to Registration
           and BNY Midwest Trust Company, as trustee, related to the Company's 11 3/4          Statement on Form S-1,
           Notes due December 2008                                                             File No. 333-64950, filed on
                                                                                               July 12, 2001
4.11       Indenture dated as of November 19, 2001, between Rite Aid Corporation, as           Exhibit 4.3 to Form 10-Q, filed on
           issuer, and BNY Midwest Trust Company, as trustee, related to the Company's         January 15, 2002
           4.75% Convertible Notes due December 1, 2006
4.12       Indenture dated as of April 4, 2002, between Rite Aid Corporation, as issuer,       Exhibit T3C to Form T-3, filed on
           and BNY Midwest Trust Company, as trustee, related to the Company's Senior          March 4, 2000
           Secured Notes due March 15, 2006
11         Statement regarding computation of earnings per share (See note 3 to the condensed consolidated financial statements)

---------------

   We did not file any Current Reports on Form 8-K in the thirteen week period ended June 1, 2002.

   Rite Aid Corporation filed a Current Report on Form 8-K on June 24, 2002 disclosing under Item 5 a press release dated June 21, 2002 announcing that the Securities and Exchange Commission has issued a cease-and-desist order that completes an investigation of the Company relating to certain financial reporting and accounting practices under prior management. The cease-and-desist order, in which Rite Aid neither admits or denies the findings, was issued pursuant to Rite Aid's offer of settlement.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: June 28, 2002

                                     RITE AID CORPORATION


                                     By: /s/ ROBERT B. SARI
                                         --------------------------------------
                                         Robert B. Sari
                                         Senior Vice President, General
                                         Counsel and Secretary

   Date: June 28, 2002

                                     By: /s/ CHRISTOPHER HALL
                                         --------------------------------------
                                         Christopher Hall
                                         Executive Vice President and
                                         Chief Financial Officer