Form 10-Q
period 2002-08-31
RITE AID CORP
filed 2002-10-15
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended August 31, 2002
                                       OR
      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

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

           (Former name, former address and former fiscal year, if changed since last report) Not Applicable

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. X Yes    No
                                         ---   ---
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           The registrant had 515,126,181 shares of its $1.00 par value common stock outstanding as of September 27, 2002.

                              RITE AID CORPORATION
                                TABLE OF CONTENTS

                                                                                                              Page
           Cautionary Statement Regarding Forward Looking Statements                                            3
                          PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:
           Condensed Consolidated Balance Sheets as of August 31, 2002 and
           March 2, 2002                                                                                        4

           Condensed Consolidated Statements of Operations for the Thirteen Week
           Periods Ended August 31, 2002 and September 1, 2001                                                  5

           Condensed Consolidated Statements of Operations for the Twenty-Six
           Week Periods Ended August 31, 2002 and September 1, 2001                                             6

           Condensed Consolidated Statements of Cash Flows for the Twenty-Six
           Week Periods Ended August 31, 2002 and September 1, 2001                                             7

           Notes to Condensed Consolidated Financial Statements                                                 8

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                               17

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                                          24

ITEM 4,    Controls and Procedures                                                                             25

                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                                   26

ITEM 2.    Changes in Securities and Use of Proceeds                                                           26

ITEM 3.    Defaults Upon Senior Securities                                                                     26

ITEM 4.    Submission of Matters to a Vote of Security Holders                                                 26

ITEM 5.    Other Information                                                                                   27

ITEM 6.    Exhibits and Reports on Form 8-K                                                                    27

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

           Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

         o our high level of indebtedness;

         o our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our credit facility and other debt agreements;

         o our ability to improve the operating performance of our existing stores, and, in particular, our new and relocated stores in accordance with our management's long term strategy;

         o our ability to hire and retain pharmacists and other store personnel;

         o the outcomes of pending lawsuits and governmental investigations, both civil and criminal, involving our financial reporting and other matters;

         o competitive pricing pressures and continued consolidation of the drugstore industry; and

         o the efforts of third party payers to reduce prescription drug costs, changes in state or federal legislation or regulations, the success of planned advertising and merchandising strategies, general economic conditions and inflation, interest rate movements, access to capital and our relationship with our suppliers.



      We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations---Overview and Factors Affecting Our Future Prospects" included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002 ("the Fiscal 2002 10-K"), which we filed with the Securities and Exchange Commission ("SEC") on May 7, 2002 and is available on the SEC's website at "www.sec.gov".

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      RITE AID CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                               August 31, 2002       March 2, 2002
                                                                                               ---------------       -------------
                                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                            $270,880            $344,055
 Accounts receivable, net                                                                              616,371             594,249
 Inventories, net                                                                                    2,253,343           2,262,111
 Prepaid expenses and other current assets                                                             101,332             101,681
                                                                                                     ---------           ---------
  Total current assets                                                                               3,241,926           3,302,096
PROPERTY, PLANT AND EQUIPMENT, NET                                                                   2,004,298           2,096,030
GOODWILL                                                                                               684,535             684,535
OTHER INTANGIBLES, NET                                                                                 219,900             240,725
OTHER ASSETS                                                                                           185,570             168,373
                                                                                                     ---------           ---------
  Total assets                                                                                      $6,336,229          $6,491,759
                                                                                                     =========           =========
                          LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
 Short-term debt and current maturities of convertible notes, long-term debt and
   lease financing obligations                                                                        $213,026            $209,457
 Accounts payable                                                                                      812,163             830,535
 Sales and other taxes payable                                                                          45,486              49,407
 Accrued salaries, wages and other current liabilities                                                 733,328             688,435
                                                                                                     ---------           ---------
  Total current liabilities                                                                          1,804,003           1,777,834
CONVERTIBLE NOTES                                                                                      243,750             243,000
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                              3,387,062           3,427,930
LEASE FINANCING OBLIGATIONS, LESS CURRENT MATURITIES                                                   172,689             176,081
OTHER NONCURRENT LIABILITIES                                                                           800,749             837,737
                                                                                                     ---------           ---------
  Total liabilities                                                                                  6,408,253           6,462,582
COMMITMENTS AND CONTINGENCIES                                                                              ---                 ---
REDEEMABLE PREFERRED STOCK                                                                              19,612              19,561
STOCKHOLDERS' (DEFICIT) EQUITY:
 Preferred stock, par value $1 per share, liquidation value $100 per share                             370,997             361,504
 Common stock, par value $1 per share                                                                  515,125             515,136
 Additional paid-in capital                                                                          3,142,337           3,151,811
 Accumulated deficit                                                                                (4,108,750)         (4,006,043)
 Stock-based and deferred compensation                                                                   1,910                 463
 Accumulated other comprehensive loss                                                                  (13,255)            (13,255)
                                                                                                     ---------           ---------
  Total stockholders' (deficit) equity                                                                 (91,636)              9,616
                                                                                                     ---------           ---------
  Total liabilities and stockholders' (deficit) equity                                              $6,336,229          $6,491,759
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

                      RITE AID CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                                   Thirteen Week Period Ended
                                                                                                   --------------------------
                                                                                              August 31, 2002   September 1, 2001
                                                                                              ---------------   -----------------
REVENUES                                                                                            $3,856,320          $3,691,074
COSTS AND EXPENSES:
 Costs of goods sold, including occupancy costs                                                      2,973,199           2,856,756
 Selling, general and administrative expenses                                                          851,232             826,428
 Stock-based compensation benefit                                                                       (6,746)               (845)
 Goodwill amortization                                                                                     ---               5,280
 Store closing and impairment charges                                                                   58,223              22,105
 Interest expense                                                                                       84,955             102,377
 Interest rate swap contracts                                                                               14              31,047
 Loss on debt and lease conversions and modifications                                                      ---              21,882
 Share of loss from equity investment                                                                      ---               4,512
 Loss (gain) on sale of assets and investments, net                                                      1,477              (1,636)
                                                                                                     ---------           ---------
                                                                                                     3,962,354           3,867,906
                                                                                                     ---------           ---------
 Loss before income taxes and extraordinary item                                                      (106,034)           (176,832)
INCOME TAX EXPENSE                                                                                         649               2,500
                                                                                                     ---------           ---------
 Loss before extraordinary item                                                                       (106,683)           (179,332)

EXTRAORDINARY ITEM, gain (loss) on early extinguishment of debt, net of
  income taxes of $0                                                                                    1,392              (66,589)
                                                                                                     ---------           ---------
 Net loss                                                                                           $ (105,291)          $(245,921)
                                                                                                     =========           =========
COMPUTATION OF LOSS APPLICABLE TO COMMON
  STOCKHOLDERS:
  Net loss                                                                                          $ (105,291)          $(245,921)
  Accretion of redeemable preferred stock                                                                  (26)                 ---
  Preferred stock beneficial conversion                                                                    ---              (5,181)
  Cumulative preferred stock dividends                                                                  (2,263)             (6,688)
                                                                                                     ---------           ---------
  Net loss attributable to common stockholders                                                      $ (107,580)          $(257,790)
                                                                                                     =========           =========
BASIC AND DILUTED LOSS PER SHARE:
  Loss before extraordinary item                                                                       $ (0.21)             $(0.40)
  Loss from extraordinary item                                                                             ---               (0.14)
                                                                                                     ---------           ---------
   Net loss per share                                                                                  $ (0.21)             $(0.54)
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

                      RITE AID CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                                 Twenty-Six Week Period Ended
                                                                                                 ----------------------------
                                                                                             August 31, 2002    September 1, 2001
                                                                                             ---------------    -----------------
REVENUES                                                                                            $7,781,436          $7,401,207
COSTS AND EXPENSES:
 Costs of goods sold, including occupancy costs                                                      5,983,918           5,692,211
 Selling, general and administrative expenses                                                        1,734,819           1,646,671
 Stock-based compensation expense                                                                        1,348              42,247
 Goodwill amortization                                                                                     ---              10,623
 Store closing and impairment charges                                                                   54,106              21,741
 Interest expense                                                                                      169,586             231,066
 Interest rate swap contracts                                                                              278              31,047
 Loss on debt and lease conversions and modifications                                                      ---             154,595
 Share of loss from equity investment                                                                      ---              10,395
 Gain on sale of assets and investments, net                                                           (15,388)            (51,455)
                                                                                                    ----------          ----------
                                                                                                     7,928,667           7,789,141
                                                                                                    ----------          ----------
 Loss before income taxes and extraordinary item                                                      (147,231)           (387,934)
INCOME TAX (BENEFIT) EXPENSE                                                                           (42,862)              2,500
                                                                                                    ----------          ----------
 Loss before extraordinary item                                                                       (104,369)           (390,434)

EXTRAORDINARY ITEM, gain (loss) on early extinguishment of debt, net of
    income taxes of $0                                                                                   1,662             (66,589)
                                                                                                    ----------          ----------
 Net loss                                                                                           $ (102,707)          $(457,023)
                                                                                                    ==========          ==========
COMPUTATION OF LOSS APPLICABLE TO COMMON
    STOCKHOLDERS:
    Net loss                                                                                        $ (102,707)          $(457,023)
    Accretion of redeemable preferred stock                                                                (51)                 ---
    Preferred stock beneficial conversion                                                                  ---              (5,181)
    Cumulative preferred stock dividends                                                                (9,493)            (13,368)
                                                                                                    ----------          ----------
    Net loss attributable to common stockholders                                                    $ (112,251)          $(475,572)
                                                                                                    ==========          ==========
BASIC AND DILUTED LOSS PER SHARE:
 Loss before extraordinary item                                                                        $ (0.22)             $(0.95)
 Loss from extraordinary item                                                                              ---               (0.15)
                                                                                                    ----------          ----------
   Net loss per share                                                                                  $ (0.22)             $(1.10)
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

                      RITE AID CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                  Twenty-Six Week Period Ended
                                                                                                  ----------------------------
                                                                                               August 31, 2002    September 1, 2001
                                                                                               ---------------    ----------------
OPERATING ACTIVITIES:
 Net loss                                                                                            $(102,707)          $(457,023)
 Extraordinary (gain) loss                                                                              (1,662)             66,589
                                                                                                     ---------           ---------
 Loss from operations                                                                                 (104,369)           (390,434)
 Adjustments to reconcile to net cash used in operating activities:
 Depreciation and amortization                                                                         147,326             180,176
 Stock-based compensation expense                                                                        1,348              42,247
 Store closing and impairment charges                                                                   54,106              21,741
 Loss on debt and lease conversions and modifications                                                      ---             154,595
 Interest rate swap contracts market value adjustment                                                      278              31,047
 Gain on sale of assets and investments, net                                                           (15,388)            (51,455)
 Changes in income tax receivables and payables                                                        (44,002)             (9,702)
 Changes in operating assets and liabilities                                                           (44,432)            (26,536)
                                                                                                     ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                                                   (5,133)            (48,321)
                                                                                                     ---------           ---------
INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment                                                        (48,063)           (127,300)
 Proceeds from the repayment/sale of AdvancePCS securities                                                  ---            484,214
 Intangible assets acquired                                                                             (5,556)             (4,900)
 Proceeds from dispositions                                                                             25,582              12,684
                                                                                                     ---------           ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                    (28,037)            364,698
                                                                                                     ---------           ---------
FINANCING ACTIVITIES:
 Principal payments on long-term debt                                                                  (26,528)         (2,114,360)
 Proceeds from the issuance of the senior credit facility                                                   ---          1,378,462
 Net change in bank credit facilities                                                                  (12,500)                ---
 Change in zero balance cash accounts                                                                     (766)            (20,075)
 Proceeds from issuance of stock                                                                           280             530,418
 Deferred financing costs paid                                                                            (491)            (73,972)
                                                                                                     ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                                                  (40,005)           (299,527)
                                                                                                     ---------           ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                       (73,175)             16,850
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        344,055             92,290
                                                                                                     ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                            $270,880            $109,140
                                                                                                     =========           =========
SUPPLEMENTARY CASH FLOW DATA:
 Cash paid for interest (net of capitalized amounts of $176 and $0, respectively)                     $170,864            $250,070
                                                                                               =====================================
 Cash payments (refunds)of income taxes                                                                 $1,392            $ (7,675)
                                                                                               =====================================
 Non-cash investing and financing activities:
      Conversion of debt to common stock                                                                  $---            $588,711
                                                                                               =====================================
      Conversion of debt to debt                                                                          $---            $152,025
                                                                                               =====================================
 Components of conversion of leases from capital to operating:
      Reduction in leased assets, net                                                                     $---            $704,191
                                                                                               =====================================
      Reduction in lease financing obligations                                                            $---            $850,792
                                                                                               =====================================
      Increase in deferred gain                                                                           $---            $168,483
                                                                                               =====================================

      See accompanying notes to condensed consolidated financial statements

                      RITE AID CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Thirteen and Twenty-Six Week Periods Ended
                     August 31, 2002 and September 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's fiscal 2002 Annual Report on Form 10-K filed with the SEC.

         Certain reclassifications have been made to prior years' amounts to conform to current year classifications.

2. Recent Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective March 3, 2002. SFAS No. 142 specifies that all goodwill and indefinite life intangibles shall no longer be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of SFAS No. 142. The Company has completed the transitional goodwill impairment test as of March 3, 2002 and determined that there was no impairment loss to be recognized upon adoption of SFAS No. 142. At August 31, 2002, the Company had unamortized goodwill of $684,535 and no indefinite life intangibles.

         The impact of the adoption of SFAS No. 142 on the thirteen and twenty-six weeks ended September 1, 2001 is as follows:

                                                               Thirteen week            Twenty-Six week
                                                                period ended              period ended
                                                             September 1, 2001         September 1, 2001
                                                             -----------------         -----------------
         Reported net loss                                $            (245,921)    $            (457,023)
         Add back goodwill amortization                                   5,280                    10,623
                                                            ---------------------     ---------------------
         Adjusted net loss                                $            (240,641)    $            (446,400)
                                                            =====================     =====================
         Basic and diluted loss per share:
              Reported net loss                           $               (0.54)    $               (1.10)
              Goodwill amortization                                        0.01                      0.02
                                                            ---------------------     ---------------------
              Adjusted net loss                           $               (0.53)    $               (1.08)
                                                            =====================     =====================


The Company's intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of August 31, 2002 and March 2, 2002.

                                                      August 31, 2002                       March 2, 2002
                                                      ---------------                       -------------
                                                Gross                                  Gross
                                               Carrying           Accumulated        Carrying        Accumulated
                                                Amount           Amortization         Amount         Amortization
                                                ------           ------------         ------         ------------
Favorable leases and other                        $313,429           $(165,932)        $312,677         $(158,290)
Prescription files                                 343,664            (271,261)         341,422          (255,084)
                                            ---------------     ----------------    ------------    ---------------
     Total                                        $657,093           $(437,193)        $654,099         $(413,374)
                                            ===============     ================    ============    ===============

         Amortization expense for these intangible assets was $11,876 and $24,626 for the thirteen and twenty-six weeks ended August 31, 2002, respectively. The anticipated annual amortization expense for these intangible assets is $43,690, $30,559, $15,088, $11,170 and $10,213 in fiscal 2003, 2004,
2005, 2006 and 2007, respectively.

         The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective March 3, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has determined that there was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS No. 144.

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

         The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item shall be reclassified. Beginning with fiscal 2004, the Company's financial statements for prior years with extraordinary items for the early extinguishment of debt will show such items as reclassified to operations. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and have been adopted without material impact. All other provisions of SFAS No. 145, which are effective for financial statements issued on or after May 15, 2002, have been adopted without material impact.

         In June of 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of the future liability related to that activity, to be classified in the same line item on the statement of operations. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not adopted SFAS No. 146, and has not determined whether it will elect to adopt SFAS No. 146 before the required date. The adoption of SFAS No. 146 will impact the timing of recognition of liabilities on stores closed or severance arrangements entered into after the adoption date, but will have no impact on the liabilities recorded by the Company for stores already closed and severance arrangements already entered into. The adoption will also impact the classification of the accretion of interest on closed stores in the statement of operations.

3. Loss Per Share

         Following is a summary of the components of the numerator and denominator of the basic and diluted loss per share computation:

                                                       Thirteen Week Period Ended    Twenty-Six Week Period Ended
                                                       --------------------------    ----------------------------
                                                        August 31,   September 1,   August 31,    September1,
                                                           2002          2001          2002           2001
                                                        ----------   ------------   ----------    -----------
Numerator for earnings per share:
     Loss before extraordinary item                      $(106,683)     $(179,332)    $(104,369)    $(390,434)
     Accretion of redeemable preferred stock                   (26)           ---           (51)          ---
     Preferred stock beneficial conversion and reset
      provision                                                ---         (5,181)          ---        (5,181)
     Cumulative preferred stock dividends                   (2,263)        (6,688)       (9,493)      (13,368)
                                                          ---------      ---------     ---------     ---------
     Net loss before extraordinary item attributable to
      common stockholders                                 (108,972)      (191,201)     (113,913)     (408,983)
     Extraordinary item, gain (loss) on early
      extinguishment of debt                                 1,392        (66,589)        1,662       (66,589)
                                                          ---------      ---------     ---------     ---------
 Net loss attributable to common stockholders            $(107,580)     $(257,790)    $(112,251)    $(475,572)
                                                          =========      =========     =========     =========
Denominator:
     Basic weighted average shares                          515,158        477,464       515,139       432,390
     Diluted weighted average share                         515,158        477,464       515,139       432,390

Basic and diluted loss per share:
     Loss from operations                                   $(0.21)        $(0.40)       $(0.22)       $(0.95)
     Loss from extraordinary item                               ---          (0.14)          ---         (0.15)
                                                          ---------      ---------     ---------     ---------
        Net loss per share                                  $(0.21)        $(0.54)       $(0.22)       $(1.10)
                                                          =========      =========     =========     =========

         No potential shares of common stock have been included in the computation of diluted earnings per share as the Company incurred losses attributable to common shareholders for the thirteen and twenty-six week periods ended August 31, 2002 and September 1, 2001, and the amount would be antidilutive. At August 31, 2002, an aggregate of 172,058 potential common shares related to stock options, convertible notes and preferred stock and warrants, have been excluded from the computation of diluted earnings per share.

4. Store Closing and Impairment Charges

         Store closing and impairment charges consist of:

                                                         Thirteen Week Period Ended      Twenty-Six Week Period Ended
                                                         --------------------------      ----------------------------
                                                          August 31,    September 1,      August 31,     September 1,
                                                             2002           2001             2002            2001
                                                          ----------    ------------      ----------     ------------
Impairment charges                                            $5,548          $8,690          $6,408          $16,583
Store and equipment lease exit charges                        52,675          13,415          47,698            4,847
Impairment of other assets                                       ---             ---             ---              311
                                                           ---------       ---------       ---------        ---------
                                                             $58,223         $22,105         $54,106          $21,741
                                                           =========       =========       =========        =========

 Impairment charges

         Impairment charges include non-cash charges of $5,548 and $4,490 for the thirteen week periods ended August 31, 2002 and September 1, 2001, respectively, for the impairment of long-lived assets (including allocable goodwill for the thirteen week period ended September 1, 2001) at 41 and 13 stores, respectively. Impairment charges include non-cash charges of $6,408 and $12,383 for the twenty-six week periods ended August 31, 2002 and September 1, 2001, respectively, for the impairment of long-lived assets (including allocable goodwill for the twenty-six week period ended September 1, 2001) at 54 and 30 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicated the carrying value of the asset may not be recoverable. Also included in impairment charges for the thirteen and twenty-six week periods ended September 1, 2001 are approximately $4,200 of costs related to software.

   Store and equipment lease exit charges

         During the thirteen week periods ended August 31, 2002 and September
1, 2001, the Company recorded charges for 32 and 26 stores, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended August 31, 2002 and September 1, 2001, the Company recorded charges for
32 and 33 stores, respectively, to be closed or relocated under long-term leases. Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

         The reserve for store and equipment lease exit costs includes the following activity:

                                                           Thirteen Week Period Ended   Twenty-Six Week Period Ended
                                                           --------------------------   ----------------------------
                                                          August 31,    September 1,      August 31,     September 1,
                                                             2002           2001             2002            2001
                                                          ----------    ------------      ----------     ------------
Balance --- beginning of period                           $272,195        $216,961         $287,464        $233,008
 Provision for present value of noncancellable lease
   payments of stores designated to
   be closed                                                36,198          18,474           37,291          21,565
 Changes in assumptions about future sublease
   income, terminations and changes in
   interest rates                                           16,572          (1,949)          11,142         (10,093)
 Reversals of reserves for stores that management has
   determined will remain open                                 (95)         (3,110)            (735)         (6,625)
 Interest accretion                                          2,645           2,350            5,102           4,683
 Cash payments, net of sublease income                     (13,999)        (12,901)         (26,748)        (22,713)
                                                          --------       ---------        ---------       ---------
Balance --- end of period                                 $313,516        $219,825         $313,516        $219,825
                                                         =========       =========        =========       =========

5. Sale of Investments

         On April 29, 2002 and May 6, 2002, the Company sold shares of drugstore.com. As a result of these transactions, the Company no longer has an equity investment in drugstore.com. These sales resulted in a gain of $15,777, which is included in gain on sale of assets and investments, net, for the twenty-six week period ended August 31, 2002. These sales do not affect the business arrangement entered into in July 1999 between the Company and drugstore.com. Following these sales, the Company does not have any equity method investments.

         On October 2, 2000, the Company sold its wholly owned subsidiary, PCS, to AdvancePCS. The proceeds from the sale of PCS consisted of $710,557 in cash, $200,000 in principal amount of AdvancePCS's unsecured 11% senior subordinated notes and equity securities of AdvancePCS. During March 2001, the Company sold the AdvancePCS equity securities for $284,214 resulting in a gain of $53,214, which was recognized during the twenty-six week period ended September 1, 2001. Additionally, AdvancePCS repurchased the unsecured 11% senior subordinated notes for $200,000 plus accrued interest.

6. Income Taxes

         The tax benefit of $42,862 for the twenty-six week period ended August 31, 2002 is comprised of two components. The first reflects an income tax benefit of $44,011 based on the tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five. The second component is the provision from operations for state income taxes of $1,149.

         The income tax benefit of the NOL's generated in the twenty-six week periods ended August 31, 2002 and September 1, 2001 have been fully offset by a valuation allowance as a result of the Company's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

         The Company has undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

7. Indebtedness and Credit Agreements

     General:

         Following is a summary of indebtedness and lease financing obligations at August 31, 2002 and March 2, 2002:

                                                                     August 31, 2002            March 2, 2002
                                                                ---------------------------------------------------
Secured Debt:
 Senior secured credit facility                                  $           1,365,962    $             1,378,462
 10.5% senior secured notes due 2002                                            20,879                     20,879
 12.5% senior secured notes due 2006 ($152,025 face value
   less unamortized discount of $7,000 and $7,857)                             145,025                    144,168
 Senior secured (shareholder) notes due 2006                                   149,500                    149,500
 Other                                                                          10,568                     11,284
                                                                  ---------------------   ------------------------
                                                                             1,691,934                  1,704,293

Lease Financing Obligations                                                    179,718                    182,625

Unsecured Debt:
 5.25% convertible subordinated notes due 2002                                 150,500                    150,500
 6.0% dealer remarketable securities due 2003                                   58,125                     83,550
 6.0% fixed-rate senior notes due 2005                                         194,500                    194,500
 7.625% senior notes due 2005                                                  198,000                    198,000
 4.75% convertible notes due 2006  ($250,000 face value
   less unamortized discount of $6,250 and $7,000)                             243,750                    243,000
 7.125% notes due 2007                                                         350,000                    350,000
 6.125% fixed-rate senior notes due 2008                                       150,000                    150,000
 11.25% senior notes due 2008                                                  150,000                    150,000
 6.875% senior debentures due 2013                                             200,000                    200,000
 7.7% notes due 2027                                                           300,000                    300,000
 6.875% fixed-rate senior notes due 2028                                       150,000                    150,000
                                                                  ---------------------   ------------------------
                                                                             2,144,875                  2,169,550
                                                                  ---------------------   ------------------------

Total debt                                                                   4,016,527                  4,056,468

Short-term debt and current maturities of convertible notes,
     long-term debt and lease financing obligations                          (213,026)                   (209,457)
                                                                  ---------------------   ------------------------

Long-term debt and lease financing obligations, less current
    maturities                                                   $           3,803,501    $             3,847,011
                                                                  =====================   ========================


 Debt Redemptions:

         During the thirteen and twenty-six week periods ended August 31, 2002, the Company redeemed $20,925 and $25,425 of its 6.0% dealer remarketable securities due 2003 for $19,533 and $23,763, respectively. The early redemption resulted in an extraordinary gain of $1,392 and $1,662, net of tax of $0, for the thirteen and twenty-six week periods ended August 31, 2002, respectively.

         On September 16, 2002, the Company redeemed $150,500 of its 5.25% convertible subordinated notes due 2002 using its available cash and cash equivalents. The redemption was made in accordance with the scheduled maturity of the 5.25% convertible subordinated notes due 2002 and did not result in any gain or loss.

         On September 16, 2002, the Company redeemed $20,879 of its 10.5% senior secured notes due 2002 using proceeds from the senior secured credit facility. The redemption was made in accordance with the scheduled maturity of the 10.5% senior secured notes due 2002 and did not result in any gain or loss.

 Debt for Equity Exchanges:

         The Company completed the following debt for equity exchanges during the twenty-six weeks ended September 1, 2001.

                                                                 Carrying                             Additional
                                                                  Amount               Common          Paid-In
Debt Exchanged                                                   Exchanged              Stock          Capital
--------------                                                   ---------             ------          -------
PCS facility                                                         $14,478             $1,769          $13,867
RCF facility                                                         169,906             26,370          158,388
5.25% convertible subordinated notes due 2002                        205,308             29,750          307,686
6.00% dealer remarketable securities due 2002                         79,885             12,382           55,633
10.50% senior secured notes due 2002                                 119,134             16,115          114,223
                                                               --------------     --------------    -------------

Total                                                               $588,711            $86,386         $649,797
                                                               ==============     ==============    =============


 Refinancing:


         On June 27, 2001, the Company completed a major financial restructuring that extended the maturity dates of the majority of its debt to 2005 or beyond, provided additional equity and converted a portion of its debt to equity. In connection with the June 27, 2001 refinancing, the Company recorded in the thirteen week period ended September 1, 2001 an extraordinary loss on early extinguishment of debt of $66,589 (including $40,735 of deferred debt issue costs written off), loss on debt and lease conversions and modifications of $21,882, a charge of $31,047 related to interest rate swap contracts and deferred debt issue costs of $73,972.

         In connection with the June 27, 2001 refinancing, the Company exchanged $152,025 of its existing 10.5% senior secured notes due 2002 for an equal amount of 12.5% notes due September 2006 (the "12.5% senior secured notes"). In addition, the holders of these notes received warrants to purchase 3,000 shares of Company common stock at $6.00 per share. On June 29, 2001, the warrant holders exercised these warrants, on a cashless basis, and as a result approximately 982 shares of common stock were issued. The fair value of the warrants issued in connection with the 12.5% senior secured notes were recorded as a component of additional paid-in capital of $9,000. This resulted in a discount on the 12.5% senior secured notes of $9,000 which is being amortized over the life of the 12.5% senior secured notes as a component of interest expense.


 Interest Rate Swap Contracts:

         In June 2000, the Company entered into an interest rate swap contract that fixed the LIBOR component of $500,000 of the Company's variable rate debt at 7.083% for a two-year period, ended on June 26, 2002. In July 2000, the Company entered into an additional interest rate swap that fixed the LIBOR component of an additional $500,000 of variable rate debt at 6.946% for a two-year period, ended July 10, 2002.

         As a result of the June 27, 2001 refinancing, the Company's interest rate swaps no longer qualified for hedge accounting treatment and therefore, the changes in fair value of these interest rate swap contracts was recorded as a component of net loss. Accordingly, the Company recognized a charge of $31,047 during the thirteen week period ended September 1, 2001, representing the amount that the Company would have to pay the counter party at September 1, 2001 to terminate these contracts. Changes in the market value of the interest rate swaps of $14 and $278, inclusive of cash payments, have been recorded on the income statement for the thirteen and twenty-six week periods ended August 31, 2002. These amounts represent adjustments to the aggregate expense recognized by the Company relating to these swaps. These contracts expired and were fully funded during the thirteen week period ended August 31, 2002 and have not been renewed. Correspondingly, there is no termination liability as of August 31, 2002.

8. Stockholders' Equity

         The Company previously issued 3,000 shares of Series B cumulative pay-in-kind preferred stock at $100 per share, which is the liquidation preference. The Series B Preferred Stock was convertible into shares of the Company's common stock at a conversion price of $5.50 per share. On October 5, 2001, the Company exchanged all outstanding shares of Series B cumulative pay-in-kind preferred stock for an equal number of shares of 8% Series D cumulative pay-in-kind preferred stock ("Series D preferred stock"). The Series D preferred stock differs from the Series B preferred stock only in that the consent of holders of the Series D preferred stock is not required in order for the Company to issue shares of the Company's capital stock that are on parity with the Series D preferred stock with respect to dividends and distributions upon the liquidation, distribution or winding up of the Company.

         In November 2000, the Company reduced the exercise price of approximately 16,684 stock options issued after December 4, 1999 to $2.75 per share, which represented fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognizes compensation expense for these options using variable plan accounting. Under variable plan accounting, the Company recognizes compensation expense over the option vesting period. In addition, subsequent changes in the market value of the Company's common stock during the option period, or until exercised, will generate changes in the compensation expense recognized on the repriced options. The Company recognized expense (reduction of expense) of $(8,923)and $(2,750) for the thirteen week periods ended August 31, 2002 and September 1, 2001, and $(2,992) and $37,129 for the twenty-six week periods ended August 31, 2002 and September 1, 2001, respectively, related to the repriced options.

         The stock-based and deferred compensation component of stockholders' equity is comprised of $5,459 and $8,453 related to the repriced options offset by $3,549 and $7,990 of deferred compensation, as of August 31, 2002 and March 2, 2002, respectively.

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

         There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving the Company's financial reporting and other matters. Management is cooperating fully with the United States Attorney. Settlement discussions have begun with the United States Attorney for the Middle District of Pennsylvania, who has proposed that the government would not institute any criminal proceeding against the Company if the Company enters into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company has accrued $20,000 during the thirteen week period ended June 1, 2002 in connection with the resolution of these matters; however, the Company may incur charges in excess of that amount and the Company is unable to estimate the possible range of loss. The Company will continue to evaluate its estimate and to the extent that additional information arises or its strategy changes, the Company will adjust its accrual accordingly.

         The U.S. Department of Labor has commenced an investigation of matters relating to the Company's associate benefit plans, including the principal 401(k) plan, which permitted associates to purchase the Company's common stock. Purchases of the Company's common stock under the plan were suspended in October 1999. In January 2001, the Company appointed an independent trustee to represent the interests of these plans in relation to the Company and to investigate possible claims the plans may have against the Company. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against the Company. The investigations, with which the Company is cooperating fully, are ongoing and the Company cannot predict their outcomes. In addition, a putative class action lawsuit on behalf of the plans and their participants has been filed by a participant in the plans in the United States District Court for the Eastern District of Pennsylvania. As a result of discussions with the independent trustee and the attorneys for the putative class action plaintiff, the Company has arrived at a preliminary understanding which would resolve all claims arising out of our associate benefit plans by an agreement to maintain the current level of benefits and requires the Company to pay $4,010 and its insurance companies to pay $5,500 into a settlement fund. The Company has accrued its portion of the cash settlement. Various non-monetary terms and conditions remain to be negotiated and agreed upon and any agreement reached will be subject to the approval of the Department of Labor and the District Court. There can be no assurance that a settlement of the matter will be agreed upon or, if agreed upon, approved by the Department of Labor and the District Court.

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

 Stockholder litigation

         The Company, certain directors, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased the Company's securities on the open market between May 2, 1997 and November 10, 1999. Most of the complaints asserted claims under Sections 10 and 20 of the Securities Exchange Act of 1934, based upon the allegation that the Company's financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented the Company's financial position and results of operation for those periods. All of these cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, the Company announced that it had reached an agreement to settle the consolidated securities class action lawsuits pending there and in the Delaware Court of Chancery. Under the agreement, the Company issued $149,500 of senior secured notes due March 2006 and paid $45,000 in cash, which was fully funded by the Company's officers' and directors' liability insurance. As additional consideration for the settlement, the Company has assigned to the plaintiffs all of the Company's claims against the above named executives and KPMG LLP. On August 16, 2001, the district court approved the settlement. Certain of the nonsettling defendants appealed the order. On September 19, 2002, counsel for the plaintiffs advised the Company that an agreement in principle had been reached to settle the stockholder's claims against KPMG, Martin Grass, Frank Bergonzi and Timothy Noonan. Such settlement remains subject to documentation and approval by the U.S. District Court. If and when such settlement is approved by the U.S. District Court, the pending appeal by such defendants will be dismissed, whereupon the Company's settlement of the consolidated securities class action lawsuits will become final. If the settlement does not become final, this litigation could result in a material adverse effect on the Company's results of operations, financial condition or cash flows. Several members of the class have elected to "opt-out" of the class and, as a result, they will be free to individually pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

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

 Drug reimbursement matters

         The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the United States Department of Justice. The Company believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. The Company cannot, however, predict their outcomes at this time. An individual acting on behalf of the United States of America, has filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The United States Department of Justice has intervened in this lawsuit, as is its right under the law. The Company has reached an agreement to settle these investigations and the lawsuit filed by the private individual for $7,225, which is subject to court approval. The Company has reserved $7,225 related to this potential liability in fiscal 2002.

         These claims are ongoing and the Company cannot predict their outcome. If any of these cases result in a substantial monetary judgement against the Company or is settled on unfavorable terms, the Company's results of operations, financial position and cash flows could be materially adversely affected.

 Other

         In June of 2002, several former executive officers were indicted by the United States Attorney on various criminal charges, including securities fraud, and one former executive officer plead guilty to charges of obstruction of an internal investigation. The Company currently has separation and other arrangements with certain of these executives. As a result of these indictments, the Company has ceased payments under these obligations. The Company maintains liabilities of $26,400 as of August 31, 2002, related to future obligations under these arrangements. The Company is conducting an investigation of these arrangements and based upon the outcome, the Company may adjust these liabilities and record this adjustment as a reduction to selling, general and administrative expenses.

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



10.  Subsequent Event

         In September and October of 2002, the Company received cash receipts of $12,300 for settlement of litigation with certain drug manufacturers. This receipt will be recorded as a reduction to selling, general and administrative expenses in the third quarter of fiscal 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Loss before extraordinary item for the thirteen and twenty-six week periods ended August 31, 2002 was $106.7 million and $104.4 million, respectively. Loss before extraordinary item for the thirteen and twenty-six week periods ended September 1, 2001 was $179.3 million and $390.4 million, respectively. The substantial improvement is the net result of several factors, the most important we believe to be increased sales and reduced interest expense. These elements are described in further detail in the Results of Operations and Liquidity and Capital Resources sections below. However, there are other items that must be noted in order to understand the results of operations. Those items are:

         Litigation Related Charges and Credits. In the thirteen and twenty-six week period ended August 31, 2002, we recorded charges of $0.3 million and $20.3 million, respectively, related to governmental investigations. In the thirteen and twenty-six week periods ended September 1, 2001, we recorded $24.1 million and $39.1 million, respectively, related to proceeds received from litigation settlements with certain drug manufacturers and increased litigation related accruals by $7.1 million and $2.9 million, respectively.

         Substantial Investigation Expenses. We continue to incur substantial expenses in connection with the process of defending ourselves and former management against various shareholder actions and cooperation with the U.S. Attorney's Office in their investigations of former management. We incurred $3.2 million and $5.6 million in the thirteen week periods ended August 31, 2002 and September 1, 2001, respectively, and $9.9 million and $9.0 million in the twenty-six week periods ended August 31, 2002 and September 1, 2001, respectively. We expect to incur an additional $5.0 million to $10.0 million over the remainder of fiscal 2003, and expect to continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which we are subject.

         Stock-Based Compensation Expense. We recorded stock-based compensation (benefit) expense of $(6.7) million and $(0.8) million in the thirteen week periods ended August 31, 2002 and September 1, 2001, respectively and $1.3 million and $42.2 million in the twenty-six week periods ended August 31, 2002 and September 1, 2001, respectively resulting primarily from the impact of applying variable plan accounting to our stock-based compensation plans.

         Gain on Sale of Assets and Investments. In the twenty-six week period ended August 31, 2002, we recorded a gain of $15.8 million resulting from the sale of our investment in drugstore.com. In the twenty-six week period ended September 1, 2001, we recorded a gain of $53.2 million resulting from the sale of AdvancePCS securities.

         Loss on Debt and Lease Conversions and Modifications. In the twenty-six week period ended September 1, 2001, we recorded a pre-tax loss of $154.6 million on debt conversions and lease modifications that were performed in connection with the June 27, 2001 refinancing.

         Income Tax Benefit. In the twenty-six week period ended August 31, 2002, we recorded a $44.0 million income tax benefit related to carryback of net operating losses made possible by a tax law change.

         Other. In the twenty-six week period ended September 1, 2001, we recorded a $10.4 million charge related to our share of loss in our investment in drugstore.com. The investment had no carrying value as of March 3, 2002, and therefore we recorded no losses in equity investments in subsidiaries in the twenty-six week period ended August 31, 2002. In the twenty-six week period ended September 1, 2001, we recorded a $10.6 million charge for goodwill amortization. We recorded no charges for goodwill amortization in the twenty-six week period ended August 31, 2002, pursuant to the adoption of SFAS No. 142.

Recent Actions Affecting Operating Results

         During fiscal 2002 and the first two quarters of fiscal 2003 we took a number of actions which had the short-term effect of significantly reducing our operating results but which management believes were nevertheless necessary. These actions include, but are not limited to, the sale of assets, the exchange of our debt for shares of our common stock, the closure, relocation or impairment of stores and the refinancing of the company. We anticipate taking actions in the future similar to some of those described above that may have a material negative impact upon our operating results for the period in which we take those actions or subsequent periods.

Results of Operations

Revenues and Other Operating Data

                                                               Thirteen Week Period Ended         Twenty-Six Week Period Ended
                                                               --------------------------         ----------------------------
                                                             August 31,        September 1,      August 31,        September 1,
                                                                2002               2001             2002               2001
                                                             ----------        ------------      ----------        ------------
Revenues                                                     $3,856,320         $3,691,074       $7,781,436         $7,401,207
Revenue growth                                                     4.5%               7.3%             5.1%               7.5%
Same store sales growth                                            7.1%               8.9%             7.7%               9.1%
Pharmacy sales growth                                              8.2%               9.8%             8.7%              10.2%
Same store pharmacy sales growth                                  10.8%              11.7%            11.3%              11.8%
Pharmacy as a % of total sales                                    63.1%              61.0%            63.3%              61.3%
Third party sales as a % of total pharmacy sales                  92.6%              92.0%            92.6%              91.9%
Front-end sales (decline) growth                                 (1.1)%               3.0%           (0.4)%               3.2%
Same store front end sales growth                                  1.3%               4.8%             2.0%               5.0%
Front end sales as a % of total sales                             36.9%              39.0%            36.7%              38.7%
Store data:
     Total stores (beginning of period)                           3,454              3,631            3,497              3,648
     New stores                                                     ---                ---                1                  3
     Closed stores                                                 (10)               (37)             (55)               (57)
     Store acquisitions, net                                        ---                ---                1                ---
     Total stores (end of period)                                 3,444              3,594            3,444              3,594
     Relocated stores                                                 3                  4                7                  8

 Revenues

         The 4.5% and 5.1% growth in revenues for the thirteen and twenty-six week periods ended August 31, 2002 were driven by pharmacy sales growth of 8.2% and 8.7%, respectively, offset slightly by front end sales declines of 1.1% and 0.4%, respectively. The 7.3% and 7.5% growth in revenues for the thirteen and twenty-six week periods ended September 1, 2001 were driven by pharmacy sales growth of 9.8% and 10.2%, respectively, and front end sales growth of 3.0% and 3.2%, respectively. Same store sales growth for the thirteen and twenty-six week periods ended August 31, 2002 was 7.1% and 7.7%, respectively.

         For the thirteen and twenty-six week periods ended August 31, 2002, pharmacy sales led revenue growth with same store sales increases of 10.8% and 11.3%, respectively. Factors contributing to pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, our reduced cash pricing, our increased focus on pharmacy initiatives such as predictive refill, and favorable industry trends. These trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems and the introduction of a number of successful new prescription drugs. These favorable factors were partially offset by the increase in generic sales mix.

         For the thirteen week periods ended August 31, 2002 and September 1, 2001, front end same stores sales increased 1.3% and 4.8%, respectively. For the twenty-six week periods ended August 31, 2002 and September 1, 2001, front end same store sales increased 2.0% and 5.0%, respectively. The same store sales increases were primarily a result of improved assortments, lower prices on key items, and distributing a nationwide weekly advertising circular.

Costs and Expenses

                                                               Thirteen Week Period Ended         Twenty-Six Week Period Ended
                                                               --------------------------         ----------------------------
                                                             August 31,        September 1,      August 31,        September 1,
                                                                2002               2001             2002               2001
                                                             ----------        ------------      ----------        ------------
Cost of goods sold                                          $2,973,199          $2,856,756       $5,983,918         $5,692,211
Gross profit                                                   883,121             834,318        1,797,518          1,708,996
Gross margin                                                     22.9%               22.6%            23.1%              23.1%
Selling, general and administrative expenses                   851,232             826,428        1,734,819          1,646,671
Selling, general and administrative expenses as a
   percentage of revenues                                        22.1%               22.4%            22.3%              22.2%
Stock-based compensation (benefit) expense                     (6,746)               (845)            1,348             42,247
Goodwill amortization                                              ---               5,280              ---             10,623
Store closing and impairment charges                            58,223              22,105           54,106             21,741
Interest expense                                                84,955             102,377          169,586            231,066
Interest rate swap contracts                                        14              31,047              278             31,047
Loss on debt and lease conversions and modifications               ---              21,882              ---            154,595
Share of loss from equity investment                               ---               4,512              ---             10,395
Loss (gain) on sale of assets and investments, net               1,477             (1,636)         (15,388)           (51,455)

 Cost of Goods Sold

         Gross margin was 22.9% for the thirteen week period ended August 31, 2002 compared to 22.6% for the thirteen week period ended September 1, 2001. Gross margin was positively impacted by improvements in pharmacy margin, driven by increased generic mix and improved third party reimbursements. Gross margin rate was positively impacted by flat occupancy expense on a higher sales base and by lower inventory liquidation costs related to closed stores. Offsetting the positive pharmacy margin trends was a decline in front end margin contribution caused by a lower mix of front end sales and lower vendor promotion allowances and rebates.

         Gross margin was 23.1% for the twenty-six week period ended August 31, 2002 compared to 23.1% for the twenty-six week period ended September 1, 2001. Gross margin was positively impacted by improvements in pharmacy margin, driven by increased generic mix and improved third party reimbursements. Gross margin rate was positively impacted by flat occupancy expense on a higher sales base and by lower inventory liquidation costs related to closed stores. Offsetting the positive pharmacy margin trends was a decline in front end margin contribution caused by a lower mix of front end sales.

         We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $17.3 million and $34.5 million for the thirteen and twenty-six week period ended August 31, 2002, versus $15.0 million and $30.0 million for the thirteen and twenty-six week period ended September 1, 2001.

 Selling, General and Administrative Expenses

         The selling, general and administrative expenses ("SG&A") for the thirteen week period ended August 31, 2002 includes $3.5 million incurred primarily in connection with our defense of shareholder litigation and cooperating with various governmental investigations. Excluding these items, SG&A as a percentage of revenues was 22.0% for the thirteen week period ended August 31, 2002. SG&A expense for the thirteen week period ended September 1, 2001, includes $7.1 million to accrue for non-recurring litigation and $5.6 million incurred primarily in connection with our defense of shareholder litigation and cooperating with various governmental investigations, offset by receipts of $24.1 million for the settlement of litigation with certain drug manufacturers. Excluding these items, SG&A as a percentage of revenues was 22.7% for the thirteen week period ended September 1, 2001. SG&A on an adjusted basis of 22.0% for the thirteen week period ended August 31, 2002 compares favorably with SG&A on an adjusted basis of 22.7% for the thirteen week period ended September 1, 2001 due to decreased depreciation and amortization charges resulting from a reduced store count, reductions in professional fees, and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs.

         The selling, general and administrative expenses ("SG&A") for the twenty-six week period ended August 31, 2002, includes charges of $20.3 million to accrue for non-recurring litigation and $9.9 million incurred primarily in connection with our defense of shareholder litigation and cooperating with various governmental investigations. Excluding these items, SG&A as a percentage of revenues was 21.9% for the twenty-six week period ended August 31, 2002. SG&A expense for the twenty-six week period ended September 1, 2001, includes $2.9 million to accrue for non-recurring litigation and $9.0 million incurred primarily in connection with our defense of shareholder litigation and cooperating with various governmental investigations, offset by receipts of $39.1 million for the settlement of litigation with certain drug manufacturers. Excluding these items, SG&A as a percentage of revenues was 22.6% for the twenty-six week period ended September 1, 2001. SG&A on an adjusted basis of 21.9% for the twenty-six week period ended August 31, 2002 compares favorably with SG&A on an adjusted basis of 22.6% for the twenty-six week period ended September 1, 2001 due to decreased depreciation and amortization charges resulting from a reduced store count, reductions in professional fees, and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs.

 Store Closing and Impairment Charges

         Store closing and impairment charges consist of:

                                             Thirteen Week Period     Twenty-Six Week Period
                                                    Ended                   Ended
                                                   -------                 -------
                                            August 31, September 1,  August 31, September 1,
                                               2002        2001        2002        2001
                                             -------     -------     -------     -------
Impairment charges                           $ 5,548     $ 8,690     $ 6,408     $16,583
Store and equipment lease exit charges        52,675      13,415      47,698       4,847
Impairment of other assets                      --          --          --           311
                                             -------     -------     -------     -------
                                             $58,223     $22,105     $54,106     $21,741
                                             =======     =======     =======     =======


         Impairment Charges. Impairment charges include non-cash charges of $5.5 million and $4.5 million for the thirteen week periods ended August 31, 2002 and September 1, 2001, respectively, for the impairment of long-lived assets (including allocable goodwill for the thirteen week period ended September 1, 2001) at 41 and 13 stores, respectively. Impairment charges include non-cash charges of $6.4 million and $12.4 million for the twenty-six week periods ended August 31, 2002 and September 1, 2001, respectively, for the impairment of long-lived assets (including allocable goodwill for the twenty-six week period ended September 1, 2001) at 54 and 30 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicated the carrying value of the asset may not be recoverable. Also included in impairment charges for the thirteen and twenty-six weeks ended September 1, 2001 are approximately $4.2 million of costs related to software.

         Store and Equipment Lease Exit Costs. During the thirteen week periods ended August 31, 2002 and September 1, 2001, the Company recorded charges for
32 and 26 stores, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended August 31, 2002 and September 1, 2001, the Company recorded charges for 32 and 33 stores, respectively, to be closed or relocated under long-term leases. Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is the date that closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable leases terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly.

         As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

 Interest Expense

         Interest expense was $85.0 and $169.6 million for the thirteen and twenty-six week periods ended August 31, 2002, compared to $102.4 million and $231.1 million for the thirteen and twenty-six week periods ended September 1, 2001. The decrease was primarily due to the reduction of debt resulting from the sale of PCS and the June 2001 refinancing. The weighted average interest rates, excluding capital leases, on our indebtedness for the twenty-six week period ended August 31, 2002 and September 1, 2001 were 7.4% and 8.1%, respectively.

 Interest Rate Swap Contracts

         We entered into interest rate swap contracts to hedge the exposure to increasing rates with respect to our variable rate debt. As a result of the June 2001 refinancing, the interest rate swap contracts no longer qualified for hedge accounting treatment, and therefore the changes in fair value of these interest rate swap contracts is required to be recorded as a component of net loss. Accordingly, we recognized a charge of $31.0 million during the thirteen week period ended September 1, 2001, representing the amount that we would have to pay the counter party to terminate these contracts. Additionally, changes in the market value of the interest rate swaps of $0.1and $0.3 million, inclusive of cash payments, have been recorded on the income statement for the thirteen and twenty-six week periods ended August 31, 2002. These contracts expired and were fully funded during the thirteen week period ended August 31, 2002 and have not been renewed. Correspondingly, there is no termination liability as of August 31, 2002.


 Income Taxes

         The tax benefit of $42.9 million for the twenty-six week period ended August 31, 2002 is comprised of two components. The first reflects an income tax benefit of $44.0 million based on a tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five. The second component is the provision for state income taxes of $1.1 million.

         The income tax benefits of the NOL's generated in the twenty-six week periods ended August 31, 2002 and September 1, 2001 have been fully offset by a valuation allowance as a result of management's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

         Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. On August 31, 2002, we had $378.5 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $113.2 million. In addition, the term loan was fully drawn except for $21.5 million, which is available and was used to pay for the remaining outstanding 10.5% senior secured notes when they matured on September 15, 2002.

         The senior secured credit facility, as amended, also allows us, at our option, to issue up to $893.0 million of unsecured debt that is not guaranteed by any of our subsidiaries, reduced by the following debt to the extent incurred: (i) $150.0 million of financing transactions of existing owned real estate; (ii) $643.0 million of additional debt secured by the facility's collateral on a second priority basis; and (iii) $100.0 million of financing transactions for property or assets acquired after June 27, 2001. The $893.0 million of permitted debt, whether secured or unsecured, is reduced by the aggregate outstanding, undefeased balances of the 5.25% convertible subordinated notes, the 6.0% dealer remarketable securities and the 4.75% convertible notes and the 12.5% senior secured notes. As of August 31, 2002, we had outstanding principal balances of $150.5 million, $58.1 million, $250.0 million and $149.5 million of the 5.25% convertible subordinated notes, 6.0% dealer remarketable securities, 4.75% convertible notes and the senior secured notes, respectively. As of August 31, 2002, our remaining permitted debt under the senior secured credit facility is $284.9 million. The permitted debt amount increased to $435.4 million following the redemption of the 5.25% convertible subordinated notes on September 16, 2002. Our 11.25% senior notes due July 2008 also permit $150.0 million of real estate financing, $400.0 million of additional other debt and $600.0 million of additional permitted debt, which includes allowing us to increase our senior secured credit facility. As of August 31, 2002 our remaining permitted debt under the 11.25% senior notes due 2008, excluding real estate financing, is $600.5 million.

         The senior secured credit facility, as amended, requires us to meet various financial ratios and limits capital expenditures. Beginning with the 12 months ended March 2, 2002, the covenants require us to maintain a maximum leverage ratio of 8.40:1, increasing to 9.50:1 for the twelve months ended June 1, 2002, and increasing again to 10.00:1 for the twelve months ended August 31, 2002, before gradually decreasing to 6.00:1 for the twelve months ended May 31, 2005. We must also maintain a minimum interest coverage ratio of 1.20:1 for the twelve months ended March 2, 2002, decreasing to 1.15:1 for the twelve months ended June 1, 2002 and decreasing again to 1.10:1 for the twelve months ended August 31, 2002 before gradually increasing to 2.00:1 for the twelve months ended November 30, 2004. In addition, we must maintain a minimum fixed charge ratio of 0.9:1 for the twelve months ended March 2, 2002, gradually increasing to 1.10:1 for the twelve months ended August 31, 2004. Capital expenditures are limited to $150.0 million annually beginning with the twelve months ended March 2, 2002. These capital expenditure limits are subject to upward adjustment based upon availability of excess liquidity as defined in our senior secured credit facility.

         We were in compliance with the covenants of the senior secured credit facility, as amended, and our other credit facilities and debt instruments as of August 31, 2002. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt covenants.

         The senior secured credit facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holders of our debt to accelerate the maturity of debt having a principal amount of $25.0 million or more.

         On September 16, 2002, we redeemed $150,500 of our 5.25% convertible subordinated notes due 2002 using available cash and cash equivalents. The redemption was made in accordance with the scheduled maturity of the 5.25% convertible subordinated notes due 2002 and did not result in any gain or loss.

         On September 16, 2002, we redeemed $20,879 of our 10.5% senior secured notes due 2002 using proceeds from the senior secured credit facility. The redemption was made in accordance with the scheduled maturity of the 10.5% senior secured notes due 2002 and did not result in any gain or loss.


Net Cash Provided by/Used in Operating, Investing and Financing Activities

         We used $5.1 million and $48.3 million to fund continuing operations in the twenty-six week periods ended August 31, 2002 and September 1, 2001, respectively. Operating cash flow for the twenty-six week period ended August 31, 2002 was negatively impacted by $170.9 million of interest payments, increases in accounts receivable, inventory and decreases in accounts payable. Operating cash flow for the twenty-six week period ended September 1, 2001 was negatively impacted by $250.1 million in interest payments and increases in accounts receivable and inventory.

         Cash used in investing activities was $28.0 million for the twenty-six week period ended August 31, 2002, due primarily to expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from asset dispositions.

         Cash provided by investing activities was $364.7 million for the twenty-six week period ended September 1, 2001, due primarily to the sale of the securities we received in our sale of AdvancePCS. Cash used in financing activities was $40.0 million and $299.5 million for the twenty-six week periods ended August 31, 2002 and September 1, 2001, respectively. Proceeds from the issuance of the new senior secured credit facility, issuance of common stock, and the sale of our AdvancePCS securities were all used to pay down a significant portion of our debt, which significantly impacted cash used in financing activities in the twenty six week period ended September 1, 2001.

         Working capital was $1,437.9 million at August 31, 2002, compared to $1,524.3 million at March 2, 2002.

Capital Expenditures

         We plan capital expenditures of approximately $130.0 million during fiscal 2003, consisting of approximately $61.0 million related to new store construction, store relocation and store remodel projects. An additional $69.0 million will be dedicated to the purchase of prescription files from independent pharmacists, improvements to distribution centers, technology enhancements and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility. During the twenty-six week period ended August 31, 2002, we spent $53.6 million on capital expenditures, consisting of $26.0 million related to new store construction, store relocation and other store construction projects. An additional $27.6 million was related to other store improvement activities and the purchase of prescription files from independent pharmacists.

Future Liquidity

         We are highly leveraged. Our high level of indebtedness: (a) limits our ability to obtain additional financing; (b) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (c) places us at a competitive disadvantage relative to our competitors with less debt; (d) renders us more vulnerable to general adverse economic and industry conditions; and (e) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowings under the senior secured credit facility and its other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2003. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales would require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents.

Recent Accounting Pronouncements

         We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective March 3, 2002. SFAS No. 142 specifies that all goodwill and indefinite life intangibles shall no longer be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of SFAS No. 142. We have completed the transitional goodwill impairment test as of March 3, 2002 and determined that there was no impairment loss to be recognized upon adoption of SFAS No. 142. At August 31, 2002, we have unamortized goodwill of $684.5 million and no indefinite life intangibles.

         The impact of the adoption of SFAS No. 142 on the thirteen and twenty-six week periods ended September 1, 2001 is as follows (in millions except per share amounts):

                                            Thirteen week       Twenty-Six week
                                             period ended        period ended
                                          September 1, 2001   September 1, 2001
                                          -----------------   -----------------
         Reported net loss                   $  (245.9)           $  (457.0)
         Add back goodwill amortization            5.3                 10.6
                                             ---------            ---------
         Adjusted net loss                   $  (240.6)           $  (446.4)
                                             =========            =========
         Basic and diluted loss per share:
              Reported net loss              $   (0.54)          $    (1.10)
              Goodwill amortization               0.01                 0.02
                                             ---------            ---------
              Adjusted net loss              $   (0.53)          $    (1.08)
                                             =========            =========


         We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective March 3, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. We have determined that there was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS No. 144.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," Amendment of SFAS No. 13, "Accounting for Leases," and Technical Corrections."

         The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item shall be reclassified. Beginning with fiscal 2004, our financial statements for prior years with extraordinary items for the early extinguishment of debt will show such items as reclassified to operations. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and have been adopted without material impact All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.

         In June of 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of the future liability related to that activity, to be classified in the same line item on the statement of operations. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not adopted SFAS No.146, and has not determined whether it will elect to adopt SFAS No. 146 before the required date. The adoption of this Statement will impact the timing of recognition of liabilities on stores closed or severance arrangements entered into after the adoption date, but will have not impact on the current liabilities recorded by the client for store already closed and severance arrangements already entered into. The adoption will also impact the classification of the accretion of interest on closed stores in the statement of operations.


Factors Affecting Our Future Prospects

         For a discussion of risks related to our financial condition, operations and industry, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations---Overview" and "Factors Affecting our Future Prospects" included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002, which we filed with the SEC on May 7, 2002.

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

         The table below provides information about the company's financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 31, 2002.

                                                                                                   Fair Value
                                                                                                   at August
                                                                                                       31,
                      2003       2004      2005       2006         2007   Thereafter     Total        2002
                   ---------  --------  ---------  -----------  ---------  ---------  -----------  ----------
                                                      (dollars in millions)
 Long-term debt,
  Including
   current portion
  Fixed rate          $175.4     $59.1      $2.5       $392.9      $739.3     $952.1     $2,321.3    $1,610.2
  Average
   Interest Rate       6.00%     6.06%    11.66%        6.82%       7.56%      7.71%        7.34%
   Variable Rate       $15.0     $37.5     $60.0     $1,253.5      $149.5                $1,515.5    $1,515.5
  Average
   Interest Rate       5.56%     5.56%     5.56%        5.56%       9.31%                   5.93%

         As of August 31, 2002, 39.5% of our total debt is exposed to fluctuations in variable interest rates. During the thirteen week period ended August 31, 2002, the two interest rate swap contracts that fixed an aggregate of $1.0 billion of our LIBOR based variable rate debt terminated and were not renewed. This increases our exposure to fluctuations in market interest rates.

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

         As of August 31, 2002, we had one credit facility: the $1.9 billion syndicated senior secured credit facility. The ratings on this facility were BB-by Standard & Poor's and B2 by Moody's. The interest rate on the variable rate borrowings on this facility are LIBOR plus 3.75%.



ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this report, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to Rite Aid would be made known to them by others within the company.

         (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect Rite Aid's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Rite Aid's internal controls. As a result, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The U.S. Federal Trade Commission commenced an investigation of us on September 11, 2002 of matters relating to consumer privacy and advertising practices. We have not been accused of any wrongdoing and we are fully cooperating with the Federal Trade Commission. The investigation is in its preliminary stages and we cannot predict its outcome at this time.

         On September 19, 2002 counsel for the plaintiffs in the stockholder litigation advised us that an agreement in principle had been reached to settle the stockholder's claims against KPMG, Martin Grass, Frank Bergonzi and Timothy Noonan. Such settlement remains subject to documentation and approval by the U.S. District Court. If and when such settlement is approved by the U.S. District Court, the pending appeal by such defendants will be dismissed, whereupon our settlement of the consolidated securities class action lawsuits will become final.

Item 2. Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3. Defaults Upon Senior Securities

                  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On June 26, 2002, we held our 2002 Annual Meeting of Stockholders. At the 2002 Annual Meeting, our stockholders:

1. Elected two directors to hold office until the 2005 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, by the following votes:

Common and Series D Preferred stockholders:

Robert G. Miller       For:  428,794,242     Against: 0     Withheld: 8,473,659

Alfred M. Gleason      For:  428,517,277     Against: 0     Withheld: 8,750,625

Series D Preferred
  stockholders:
                       For:   66,124,816     Against: 0     Withheld: 0


Following the 2002 Annual Meeting of Stockholders, the following persons continued to serve as our Directors: William J. Bratton, Alfred M. Gleason, George G. Golleher, Leonard I. Green, Mary F. Sammons, Robert G. Miller, Stuart
M. Sloan and Jonathan D. Sokoloff.

2. Defeated a stockholder proposal that requested our Board of Directors to establish a policy that it will make its best efforts to appoint only independent directors to serve on the Board's Audit, Compensation and Nominating Committees:

Common stockholders:

For: 60,425,336            Against: 115,002,173       Abstain: 5,187,466

Series D Preferred
  stockholders:

For:     0                 Against: 66,124,816        Abstain:  0

Item 5. Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

         (a)  The following exhibits are filed as part of this report.

Exhibit                                                                     Incorporation
Numbers          Description                                                by Reference to
-------          -----------                                                ---------------

3.1              Restated Certificate of Incorporation dated December 12,   Exhibit 3 (i) to Form 8-K,
                 1996                                                       filed on November 2, 1999

3.2              Certificate of Amendment to the Restated Certificate of    Exhibit 3 (ii) to Form 8-K,
                 Incorporation dated October 25, 1999                       filed on November 2, 1999

3.3              Certificate of Amendment to Restated Certificate of        Exhibit 3.4 to Form S-1, File
                 Incorporation dated June 27, 2001                          No. 333-64960, filed on July
                                                                            12, 2001

3.4              8% Series D Cumulative Convertible Pay-in-Kind Preferred   Exhibit 3.5 to Form 10-Q,
                 Stock Certificate of Designation, dated October 3, 2001    filed on October 12, 2001

3.5              By-laws, as amended on November 8, 2000                    Exhibit 3.1 to Form 8-K, filed
                                                                            on November 13, 2000

3.6              Amendment to By-laws, adopted January 30, 2002             Exhibit T3B2 to Form T-3,
                                                                            filed on March 4, 2002

4.1              Indenture dated as of September 10, 1997 by and between    Exhibit 4.1 to Registration
                 Rite Aid Corporation, as issuer, and Harris Trust and      Statement on Form S-3, File No.
                 Savings Bank, as trustee, related to the Company's 5.25%   333-39699, filed on November 6,
                 Convertible Subordinated Notes                             1997

4.2              Indenture dated as of September 22, 1998 by and between    Exhibit 4.1 to Registration
                 Rite Aid Corporation, as issuer, and Harris Trust and      Statement on Form S-4, File No.
                 Savings Bank, as trustee, related to the Company's 6%      333-66901, filed on November 6,
                 Dealer Remarketable Securities                             1998

4.3              Indenture dated as of December 21, 1998, between Rite      Exhibit 4.1 to Registration
                 Aid Corporation, as issuer, and Harris Trust and Savings   Statement on Form S-4, File No.
                 Bank, as trustee, related to the Company's 51/2% Notes      333-74751, filed on March 19,
                 due 2000, 6% Notes due 2005, 6 1/8% Notes due 2008 and 6   1999
                 7/8 Notes due 2028

4.4              Supplemental Indenture dated as of February 3, 2000,       Exhibit 4.1 to Form 8-K, filed
                 between Rite Aid Corporation, as issuer, and U.S. Bank     on February 7, 2002
                 Trust National Association, to the Indenture dated as of
                 August, 1993 and Morgan Guaranty Trust Company of New
                 York, relating to the Company's 6.70% Notes due 2001,
                 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625%
                 Notes due 2005 and 6.875% Notes due 2013

4.5              Supplemental Indenture, dated as of February 3, 2000,      Exhibit 4.2 to Form 8-K, filed
                 between Rite Aid Corporation and Harris Trust and          on February 7, 2000
                 Savings Bank, to the Indenture dated September 10, 1997,
                 between Rite Aid Corporation and Harris Trust and
                 Savings Bank, related to the Company's 5.25% Convertible
                 Subordinated Notes

4.6              Supplemental Indenture, dated as of February 3, 2000,      Exhibit 4.3 to Form 8-K, filed
                 between Rite Aid Corporation and Harris Trust and          on February 7, 2000
                 Savings Bank, to the Indenture dated September 22, 1998,
                 between Rite Aid Corporation and Harris Trust and
                 Savings Bank, related to the Company's 6% Dealer
                 Remarketable Securities

4.7              Supplemental Indenture, dated as of February 3, 2000,      Exhibit 4.4 to Form 8-K, filed
                 between Rite Aid Corporation and Harris Trust and          on February 7, 2000
                 Savings Bank, to the Indenture dated December 21, 1998,
                 between Rite Aid Corporation and Harris Trust and
                 Savings Bank, related to the Company's 10.5% Senior
                 Secured Notes due 2002

4.8              Indenture, dated as of June 14, 2000, among Rite Aid       Exhibit 4.1 to Form 8-K, filed
                 Corporation, as issuer, each of the Subsidiary             on June 21, 2000
                 Guarantors named therein and State Street Bank and Trust
                 Company, as Trustee, related to the Company's 10.5%
                 Senior Secured Notes due 2002

4.9              Indenture, dated as of June 27, 2001, between Rite Aid     Exhibit 4.7 to Registration
                 Corporation, as issuer, and State Street Bank and Trust    Statement on Form S-1, File No.
                 Company, as trustee, related to the Company's 12.5%        333-64950, filed on July 12,
                 Senior Secured Notes due 2006                              2001

4.10             Indenture, dated as of June 27, 2001, between Rite Aid     Exhibit 4.8 to Registration
                 Corporation, as issuer, and BNY Midwest Trust Company,     Statement on Form S-1, File No.
                 as trustee, related to the Company's 113/4Notes due        333-64950, filed on July 12,
                 December 2008                                              2001

4.11             Indenture, dated as of November 19, 2001, between Rite     Exhibit 4.3 to Form 10-Q, filed
                 Aid Corporation, as issuer, and BNY Midwest Trust          on January 15, 2002
                 Company, as trustee, related to the Company's 4.75%
                 Convertible Notes due December 1, 2006

4.12             Indenture, dated as of April 4, 2002, between Rite Aid     Exhibit T3C to Form T-3, filed
                 Corporation, as issuer, and BNY Midwest Trust Company,     on March 4, 2000
                 as trustee, related to the Company's Senior Secured
                 Notes due March 15, 2006

10.1             Amended and Restated Employment Agreement, dated as of     Filed herewith
                 June 27, 2002, between Rite Aid Corporation and David R.
                 Jessick

11               Statement regarding computation of earnings per share
                 (See note 3 to the condensed consolidated financial statements)

99.1             Certification of CEO and CFO Pursuant to 18 United         Filed herewith
                 States Code, Section 1350, as enacted by Section 906 of
                 the Sarbanes-Oxley Act of 2002



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

         Date: October 15, 2002

                                                   RITE AID CORPORATION

                                                   By: /s/ ROBERT B. SARI
                                                   ----------------------------
                                                   Robert B. Sari
                                                   Senior Vice President and
                                                   General Counsel

         Date: October 15, 2002

                                                   By: /s/ CHRISTOPHER HALL
                                                   ----------------------------
                                                   Christopher Hall
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                 CERTIFICATIONS





I, Robert G. Miller, Chairman and Chief Executive Officer, certify that:



1.       I have reviewed this quarterly report on Form 10-Q of Rite Aid
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: October 15, 2002

                                                    By: /s/ ROBERT G. MILLER
                                                    ----------------------------
                                                    Robert G. Miller
                                                    Chairman and
                                                    Chief Executive Officer

                                 CERTIFICATIONS





I, Christopher Hall, Executive Vice President and Chief Financial Officer, certify that:



1.       I have reviewed this quarterly report on Form 10-Q of Rite Aid
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: October 15, 2002

                                                    By: /s/ CHRISTOPHER HALL
                                                    ----------------------------
                                                    Christopher Hall
                                                    Executive Vice President and
                                                    Chief Financial Officer