Form 10-Q
period 2002-11-30
RITE AID CORP
filed 2002-12-27
CIK 84129

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


                For The Quarterly Period Ended November 30, 2002


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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   The registrant had 515,115,664 shares of its $1.00 par value common stock outstanding as of December 18, 2002.
===============================================================================

                              RITE AID CORPORATION
                               TABLE OF CONTENTS



                                                                            Page
                                                                            ----
           Cautionary Statement Regarding Forward Looking Statements ....     1

                                 PART I
                           FINANCIAL INFORMATION

ITEM 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of November 30, 2002
           and March 2, 2002 ............................................     2

           Condensed Consolidated Statements of Operations for the
           Thirteen Week Periods Ended November 30, 2002 and December 1,
           2001 .........................................................     3

           Condensed Consolidated Statements of Operations for the
           Thirty-Nine Week Periods Ended November 30, 2002 and
           December 1, 2001 .............................................     4

           Condensed Consolidated Statements of Cash Flows for the
           Thirty-Nine Week Periods Ended November 30, 2002 and
           December 1, 2001 .............................................     5

           Notes to Condensed Consolidated Financial Statements .........     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results
           of Operations ................................................    18

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk ...    26

ITEM 4.    Controls and Procedures ......................................    27

                                 PART II
                             OTHER INFORMATION

ITEM 1.    Legal Proceedings ............................................    28

ITEM 2.    Changes in Securities and Use of Proceeds ....................    28

ITEM 3.    Defaults Upon Senior Securities ..............................    28

ITEM 4.    Submission of Matters to a Vote of Security Holders ..........    28

ITEM 5.    Other Information ............................................    28

ITEM 6.    Exhibits and Reports on Form 8-K .............................    28

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

   Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

   o our high level of indebtedness;

   o our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior credit facility and other debt agreements;

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

   o competitive pricing pressures and continued consolidation of the drugstore industry; and

   o the efforts of third party payers to reduce prescription drug costs, changes in state or federal legislation or regulations, the success of planned advertising and merchandising strategies, general economic conditions and inflation, interest rate movements, access to capital, and our relationship with our suppliers.

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

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                     RITE AID CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                               November 30, 2002   March 2, 2002
                                               -----------------   -------------
                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ................       $   236,962       $   344,055
 Accounts receivable, net .................           577,322           594,249
 Inventories, net .........................         2,383,879         2,262,111
 Prepaid expenses and other current assets             95,680           101,681
                                                  -----------       -----------
   Total current assets....................         3,293,843         3,302,096
PROPERTY, PLANT AND EQUIPMENT, NET ........         1,960,876         2,096,030
GOODWILL ..................................           684,535           684,535
OTHER INTANGIBLES, NET ....................           212,342           240,725
OTHER ASSETS ..............................           136,273           168,373
                                                  -----------       -----------
   Total assets............................       $ 6,287,869       $ 6,491,759
                                                  ===========       ===========
  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
    EQUITY
CURRENT LIABILITIES:
 Short-term debt and current maturities of
   convertible notes,
   long-term debt and lease financing
   obligations.............................       $    96,510       $   209,457
 Accounts payable .........................           897,120           830,535
 Sales and other taxes payable ............            44,111            49,407
 Accrued salaries, wages and other current
   liabilities.............................           771,264           688,435
                                                  -----------       -----------
   Total current liabilities...............         1,809,005         1,777,834
CONVERTIBLE NOTES .........................           244,125           243,000
LONG-TERM DEBT, LESS CURRENT MATURITIES ...         3,343,307         3,427,930
LEASE FINANCING OBLIGATIONS, LESS CURRENT
  MATURITIES...............................           171,218           176,081
OTHER NONCURRENT LIABILITIES ..............           805,972           837,737
                                                  -----------       -----------
   Total liabilities.......................         6,373,627         6,462,582
COMMITMENTS AND CONTINGENCIES .............                --                --
REDEEMABLE PREFERRED STOCK ................            19,638            19,561
STOCKHOLDERS' (DEFICIT) EQUITY:
 Preferred stock, par value $1 per share,
   liquidation value $100 per share........           378,417           361,504
 Common stock, par value $1 per share .....           515,115           515,136
 Additional paid-in capital ...............         3,134,907         3,151,811
 Accumulated deficit ......................        (4,125,117)       (4,006,043)
 Stock-based and deferred compensation ....             4,537               463
 Accumulated other comprehensive loss .....           (13,255)          (13,255)
                                                  -----------       -----------
   Total stockholders' (deficit) equity....          (105,396)            9,616
                                                  -----------       -----------
   Total liabilities and stockholders'
    (deficit) equity ......................       $ 6,287,869       $ 6,491,759
                                                  ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)



                                                 Thirteen Week Period Ended
                                            ------------------------------------
                                            November 30, 2002   December 1, 2001
                                            -----------------   ----------------
REVENUES ...............................       $3,879,523          $3,732,079
COSTS AND EXPENSES:
 Costs of goods sold, including
   occupancy costs......................        2,977,050           2,916,062
 Selling, general and administrative
   expenses.............................          832,614             848,597
 Stock-based compensation expense
   (benefit)............................            2,625             (39,447)
 Goodwill amortization .................               --               5,200
 Store closing and impairment charges ..            2,945              18,652
 Interest expense ......................           80,941              82,515
 Interest rate swap contracts ..........               --              10,382
 Gain on debt and lease conversions and
   modifications........................               --                 (56)
 Share of loss from equity investment ..               --               1,697
 (Gain) loss on sale of assets and
   investments, net.....................             (775)                694
                                               ----------          ----------
                                                3,895,400           3,844,296
                                               ----------          ----------
 Loss before income taxes ..............          (15,877)           (112,217)
INCOME TAX EXPENSE .....................              490                 546
                                               ----------          ----------
 NET LOSS ..............................       $  (16,367)         $ (112,763)
                                               ==========          ==========
COMPUTATION OF LOSS APPLICABLE TO
  COMMON STOCKHOLDERS:
 Net loss ..............................       $  (16,367)         $ (112,763)
 Accretion of redeemable preferred
   stock................................              (26)                 --
 Cumulative preferred stock dividends ..           (7,420)             (6,879)
                                               ----------          ----------
 Net loss attributable to common
   stockholders.........................       $  (23,813)         $ (119,642)
                                               ==========          ==========
BASIC AND DILUTED LOSS PER SHARE .......       $    (0.05)         $    (0.23)
                                               ==========          ==========


     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)



                                               Thirty-Nine Week Period Ended
                                            ------------------------------------
                                            November 30, 2002   December 1, 2001
                                            -----------------   ----------------
REVENUES ...............................       $11,660,959         $11,133,286
COSTS AND EXPENSES:
 Costs of goods sold, including
   occupancy costs......................         8,960,968           8,608,274
 Selling, general and administrative
   expenses.............................         2,567,433           2,495,267
 Stock-based compensation expense ......             3,973               2,800
 Goodwill amortization .................                --              15,823
 Store closing and impairment charges ..            57,051              40,393
 Interest expense ......................           250,527             313,581
 Interest rate swap contracts ..........               278              41,429
 Loss on debt and lease conversions and
   modifications........................                --             154,539
 Share of loss from equity investment ..                --              12,092
 Gain on sale of assets and
   investments, net.....................           (16,163)            (50,761)
                                               -----------         -----------
                                                11,824,067          11,633,437
                                               -----------         -----------
 Loss before income taxes and
   extraordinary item...................          (163,108)           (500,151)
INCOME TAX (BENEFIT) EXPENSE ...........           (42,372)              3,046
                                               -----------         -----------
 Loss before extraordinary item ........          (120,736)           (503,197)
EXTRAORDINARY ITEM, gain (loss) on
  early extinguishment
  of debt, net of income taxes of $0....             1,662             (66,589)
                                               -----------         -----------
 NET LOSS ..............................       $  (119,074)        $  (569,786)
                                               ===========         ===========
COMPUTATION OF LOSS APPLICABLE TO
  COMMON STOCKHOLDERS:
 Net loss ..............................       $  (119,074)        $  (569,786)
 Accretion of redeemable preferred
   stock................................               (77)                 --
 Preferred stock beneficial conversion .                --              (5,181)
 Cumulative preferred stock dividends ..           (16,913)            (20,247)
                                               -----------         -----------
 Net loss attributable to common
   stockholders.........................       $  (136,064)        $  (595,214)
                                               ===========         ===========
BASIC AND DILUTED LOSS PER SHARE:
 Loss before extraordinary item ........       $     (0.26)        $     (1.15)
 Loss from extraordinary item ..........                --               (0.14)
                                               -----------         -----------
   Net loss per share...................       $     (0.26)        $     (1.29)
                                               ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                               Thirty-Nine Week Period Ended
                                            ------------------------------------
                                            November 30, 2002   December 1, 2001
                                            -----------------   ----------------
OPERATING ACTIVITIES:
 Net loss ..............................        $(119,074)         $  (569,786)
 Extraordinary (gain) loss .............           (1,662)              66,589
                                                ---------          -----------
 Loss from operations ..................         (120,736)            (503,197)
 Adjustments to reconcile to net cash
   used in operating activities:
   Depreciation and amortization........          217,057              266,913
   Stock-based compensation expense.....            3,973                2,800
   Store closing and impairment charges.           57,051               40,393
   Loss on debt and lease conversions
    and modifications ..................               --              154,539
   Interest rate swap contracts.........              278               41,429
   Gain on sale of assets and
    investments, net ...................          (16,163)             (50,761)
   Changes in income tax receivables and
    payables ...........................           24,781                7,101
   Changes in operating assets and
    liabilities ........................           (5,862)            (269,039)
                                                ---------          -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES..................          160,379             (309,822)
                                                ---------          -----------
INVESTING ACTIVITIES:
 Expenditures for property, plant and
   equipment............................          (73,019)            (146,476)
 Proceeds from the repayment/sale of
   AdvancePCS securities................               --              484,214
 Intangible assets acquired ............           (7,850)              (9,103)
 Proceeds from dispositions ............           30,782               19,400
                                                ---------          -----------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES..................          (50,087)             348,035
                                                ---------          -----------
FINANCING ACTIVITIES:
 Principal payments on long-term debt ..         (203,595)          (2,115,461)
 Proceeds from the issuance of the
   senior credit facility...............               --            1,378,462
 Proceeds from the issuance of
   convertible notes....................               --              242,500
 Net change in bank credit facilities ..            1,538                   --
 Change in zero balance cash accounts ..          (14,359)               2,224
 Proceeds from issuance of stock .......              280              530,566
 Deferred financing costs paid .........           (1,249)             (74,522)
                                                ---------          -----------
NET CASH USED IN FINANCING ACTIVITIES ..         (217,385)             (36,231)
                                                ---------          -----------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS...........................         (107,093)               1,982
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.............................          344,055               92,290
                                                ---------          -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD................................        $ 236,962          $    94,272
                                                =========          ===========
SUPPLEMENTARY CASH FLOW DATA:
 Cash paid for interest (net of
   capitalized amounts of $249 and $612,
   respectively)........................        $ 226,170          $   314,490
                                                =========          ===========
 Cash refunds/(payments) of income
   taxes................................        $  68,668          $    (1,108)
                                                =========          ===========
 Non-cash investing and financing
   activities:
   Conversion of debt to common stock...        $      --          $   588,711
                                                =========          ===========
   Conversion of debt to debt...........        $      --          $   152,025
                                                =========          ===========
 Components of conversion of leases
   from capital to operating:
   Reduction in leased assets, net......        $      --          $   704,191
                                                =========          ===========
   Reduction in lease financing
    obligations ........................        $      --          $   850,792
                                                =========          ===========
   Increase in deferred gain............        $      --          $   168,483
                                                =========          ===========


     See accompanying notes to condensed consolidated financial statements.

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's fiscal 2002 Annual Report on Form 10-K filed with the SEC.

   Certain reclassifications have been made to prior years' amounts to conform to current year classifications.

2. Recent Accounting Pronouncements

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective March 3, 2002. SFAS No. 142 specifies that all goodwill and indefinite life intangibles shall no longer be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of SFAS No. 142. The Company has completed the transitional goodwill impairment test as of March 3, 2002 and determined that there was no impairment loss to be recognized upon adoption of SFAS No. 142. At November 30, 2002, the Company had unamortized goodwill of $684,535 and no indefinite life intangibles.

   The impact of the adoption of SFAS No. 142 on the thirteen and thirty-nine weeks ended December 1, 2001 is as follows:

                                                    Thirteen Week     Thirty-Nine Week
                                                    Period Ended        Period Ended
                                                  December 1, 2001    December 1, 2001
                                                  ----------------    ----------------
      Reported net loss .......................       $(112,763)         $(569,786)
      Add back goodwill amortization ..........           5,200             15,823
                                                      ---------          ---------
      Adjusted net loss .......................       $(107,563)         $(553,963)
                                                      =========          =========
      Loss before extraordinary item, as
       adjusted ...............................       $(107,563)         $(487,374)
                                                      =========          =========
      Basic and diluted loss per share:
       Reported net loss ......................       $   (0.23)         $   (1.29)
       Goodwill amortization ..................            0.01               0.03
                                                      ---------          ---------
       Adjusted net loss ......................       $   (0.22)         $   (1.26)
                                                      =========          =========

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

2. Recent Accounting Pronouncements -- (Continued)

   The Company's intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as November 30, 2002 and March 2, 2002.


                                                                                    November 30, 2002            March 2, 2002
                                                                                ------------------------    -----------------------
                                                                                  Gross                      Gross
                                                                                Carrying     Accumulated    Carrying    Accumulated
                                                                                 Amount     Amortization     Amount    Amortization
                                                                                --------    ------------    --------   ------------
Favorable leases and other ..................................................   $314,082      $(169,286)    $312,677     $(158,290)
Prescription files ..........................................................    345,005       (277,459)     341,422      (255,084)
                                                                                --------      ---------     --------     ---------
 Total ......................................................................   $659,087      $(446,745)    $654,099     $(413,374)
                                                                                ========      =========     ========     =========


   Amortization expense for these intangible assets was $9,889 and $34,515 for the thirteen and thirty-nine weeks ended November 30, 2002, respectively. The anticipated annual amortization expense for these intangible assets is $43,690, $30,559, $15,088, $11,170, and $10,213 in fiscal 2003, 2004, 2005,
2006 and 2007, respectively.

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

   In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," Amendment of SFAS No. 13, "Accounting for Leases," and Technical Corrections." The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item shall be reclassified. Beginning with fiscal 2004, the Company's financial statements for prior years with extraordinary items for the early extinguishment of debt will show such items as reclassified to operations. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and have been adopted without material impact. All other provisions of SFAS No. 145, which are effective for financial statements issued on or after May 15, 2002, have been adopted without material impact.

   In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain
Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of the future liability related to that activity, to be classified in the same line item on the statement of operations. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has elected to adopt SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 will impact the timing of

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

2. Recent Accounting Pronouncements -- (Continued)

recognition of liabilities on stores closed or severance arrangements entered into after the adoption date, but will have no impact on the liabilities recorded by the Company for stores already closed and severance arrangements already entered into. The adoption will also impact the classification of the accretion of interest on closed stores in the statement of operations, whereby the accretion will no longer be classified as part of interest expense but rather classified as part of store closing and impairment charges.

   In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have any impact on its consolidated financial position or results of operations. The adoption of FIN No. 45 will require the Company to include disclosures in its fiscal 2003 Form 10-K related to guarantees of lease liabilities assigned to third parties.

3. Loss Per Share

   Following is a summary of the components of the numerator and denominator of the basic and diluted loss per share computation:


                                                                                 Thirteen Week                Thirty-Nine Week
                                                                                  Period Ended                  Period Ended
                                                                          ---------------------------    --------------------------
                                                                          November 30,    December 1,    November 30,   December 1,
                                                                              2002            2001           2002           2001
                                                                          ------------    -----------    ------------   -----------
Numerator for earnings per share:
 Loss before extraordinary item .......................................     $(16,367)      $(112,763)     $(120,736)     $(503,197)
 Accretion of redeemable preferred stock ..............................          (26)             --            (77)            --
 Preferred stock beneficial conversion and reset provision ............           --              --             --         (5,181)
 Cumulative preferred stock dividends .................................       (7,420)         (6,879)       (16,913)       (20,247)
                                                                            --------       ---------      ---------      ---------
Net loss before extraordinary item attributable to common stockholders       (23,813)       (119,642)      (137,726)      (528,625)
Extraordinary item, gain (loss) on early extinguishment of debt .......           --              --          1,662        (66,589)
                                                                            --------       ---------      ---------      ---------
 Net loss attributable to common stockholders .........................     $(23,813)      $(119,642)     $(136,064)     $(595,214)
                                                                            ========       =========      =========      =========
Denominator:
 Basic weighted average shares ........................................      515,124         516,086        515,134        460,289
 Diluted weighted average shares ......................................      515,124         516,086        515,134        460,289
Basic and diluted loss per share:
 Loss from operations .................................................     $  (0.05)      $   (0.23)     $   (0.26)     $   (1.15)
 Loss from extraordinary item .........................................           --              --             --          (0.14)
                                                                            --------       ---------      ---------      ---------
 Net loss per share ...................................................     $  (0.05)      $   (0.23)     $   (0.26)     $   (1.29)
                                                                            ========       =========      =========      =========


   No potential shares of common stock have been included in the computation of diluted earnings per share as the Company incurred losses attributable to common shareholders for the thirteen and thirty-nine week periods ended November 30, 2002 and December 1, 2001, and the amount would be antidilutive. At

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

3. Loss Per Share -- (Continued)

November 30, 2002, an aggregate of 169,544 potential common shares related to stock options, convertible notes and preferred stock and warrants, have been excluded from the computation of diluted earnings per share.

4. Store Closing and Impairment Charges

   Store closing and impairment charges consist of:


                                                                                 Thirteen Week                Thirty-Nine Week
                                                                                  Period Ended                  Period Ended
                                                                          ---------------------------    --------------------------
                                                                          November 30,    December 1,    November 30,   December 1,
                                                                              2002            2001           2002           2001
                                                                          ------------    -----------    ------------   -----------
Impairment charges ....................................................      $2,531         $ 8,060        $ 8,939        $24,613
Store and equipment lease exit charges ................................         414          10,590         48,112         15,437
Impairment of other assets ............................................          --               2             --            343
                                                                             ------         -------        -------        -------
                                                                             $2,945         $18,652        $57,051        $40,393
                                                                             ======         =======        =======        =======


 Impairment charges

   Impairment charges include non-cash charges of $2,531 and $8,060 for the thirteen week periods ended November 30, 2002 and December 1, 2001, respectively, for the impairment of long-lived assets (including allocable goodwill for the thirteen week period ended December 1, 2001) at 7 and 23 stores, respectively. Impairment charges include non-cash charges of $8,939 and $20,413 for the thirty-nine week periods ended November 30, 2002 and December 1, 2001, respectively, for the impairment of long-lived assets (including allocable goodwill for the thirty-nine week period ended December 1, 2001) at 61 and 53 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicated the carrying value of the asset may not be recoverable. Also included in impairment charges for the thirty-nine week period ended December 1, 2001 are approximately $4,200 of costs related to software.

 Store and equipment lease exit charges

   During the thirteen week periods ended November 30, 2002 and December 1, 2001, the Company recorded charges for 4 and 9 stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended November 30, 2002 and December 1, 2001, the Company recorded charges for 36 and 42 stores, respectively, to be closed or relocated under long-term leases. Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. Also included in this line are charges of approximately $1,300 incurred in the thirty-nine weeks ended December 1, 2001, related to the early termination of an equipment lease.

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

4. Store Closing and Impairment Charges -- (Continued)

   The reserve for store and equipment lease exit costs includes the following activity:


                                                                                 Thirteen Week                Thirty-Nine Week
                                                                                  Period Ended                  Period Ended
                                                                          ---------------------------    --------------------------
                                                                          November 30,    December 1,    November 30,   December 1,
                                                                              2002            2001           2002           2001
                                                                          ------------    -----------    ------------   -----------
Balance -- beginning of period ........................................     $313,516        $219,825       $287,464       $233,008
 Provision for present value of noncancellable lease payments of
   stores designated to be closed......................................        1,022           7,690         38,313         27,927
 Changes in assumptions about future sublease income, terminations and
   changes in interest rates...........................................           92           2,953         11,234         (7,140)
 Reversals of reserves for stores that management has determined will
   remain open.........................................................         (700)            (53)        (1,435)        (6,678)
 Interest accretion ...................................................        2,092           2,042          7,194          6,725
 Cash payments, net of sublease income ................................      (13,245)        (12,639)       (39,993)       (34,024)
                                                                            --------        --------       --------       --------
Balance -- end of period ..............................................     $302,777        $219,818       $302,777       $219,818
                                                                            ========        ========       ========       ========


   The Company's revenues and loss from operations for the thirteen and thirty-nine week periods ended November 30, 2002 and December 1, 2001 include results from stores that have been closed or that a decision has been made to close as of November 30, 2002. The revenue and operating losses of these stores for the periods are presented as follows:


                                                                                 Thirteen Week                Thirty-Nine Week
                                                                                  Period Ended                  Period Ended
                                                                          ---------------------------    --------------------------
                                                                          November 30,    December 1,    November 30,   December 1,
                                                                              2002            2001           2002           2001
                                                                          ------------    -----------    ------------   -----------
Revenues ..............................................................     $ 29,936        $132,734       $137,525       $435,227
Loss from operations ..................................................      (10,711)        (18,542)       (36,349)       (54,807)


   Included in loss from operations for the thirteen and thirty-nine weeks ended November 30, 2002, are depreciation charges of $825 and $5,350, respectively, and closed store inventory liquidation charges of $7,450 and $15,671, respectively. Included in loss from operations for the thirteen and thirty-nine weeks ended December 1, 2001, are depreciation charges of $5,109 and $14,313, respectively, and closed store inventory liquidation charges of $5,984 and $15,471, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

5. Sale of Investments

   On April 29, 2002 and May 6, 2002, the Company sold shares of drugstore.com. As a result of these transactions, the Company no longer has an equity investment in drugstore.com or any other entity. These sales resulted in a gain of $15,777, which is included in gain on sale of assets and investments, net, for the thirty-nine week period ended November 30, 2002. These sales do not affect the business arrangement

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

5. Sale of Investments -- (Continued)

entered into in July 1999 between the Company and drugstore.com. Following these sales, the Company does not have any equity method investments.

   On October 2, 2000, the Company sold its wholly owned subsidiary, PCS, to AdvancePCS. The proceeds from the sale of PCS consisted of $710,557 in cash, $200,000 in principal amount of AdvancePCS's unsecured 11% senior subordinated notes and equity securities of AdvancePCS. During March 2001, the Company sold the AdvancePCS equity securities for $284,214 resulting in a gain of $53,214, which was recognized during the thirty-nine week period ended December 1, 2001. Additionally, AdvancePCS repurchased the unsecured 11% senior subordinated notes for $200,000 plus accrued interest.

6. Income Taxes

   The tax benefit of $42,372 for the thirty-nine week period ended November 30, 2002 is comprised of two components. The first reflects a one time income tax benefit of $44,011 based on the tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five. The second component is the provision from operations for state income taxes of $1,639.

   The income tax benefit of the NOL's generated in the thirty-nine week periods ended November 30, 2002 and December 1, 2001 have been fully offset by a valuation allowance as a result of the Company's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

   The Company had an ownership change for statutory purposes in fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. This limitation does not further impair the net operating loss carryforwards because they are fully reserved.

   The Company received federal income tax refunds in the amount of $68,668 during the thirteen week period ended November 30, 2002, based on the favorable outcome of federal income tax litigation and tax law changes enacted March 9, 2002.

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

7. Indebtedness and Credit Agreements

 General

   Following is a summary of indebtedness and lease financing obligations at November 30, 2002 and March 2, 2002:


                                                       November 30,    March 2,
                                                           2002          2002
                                                       ------------   ----------
Secured Debt:
 Senior secured credit facility ...................     $1,380,000    $1,378,462
 10.5% senior secured notes due 2002 ..............             --        20,879
 12.5% senior secured notes due 2006 ($152,025
   face value less unamortized discount of $6,571
   and $7,857).....................................        145,454       144,168
 Senior secured (shareholder) notes due 2006 ......        149,500       149,500
 Other ............................................          7,431        11,284
                                                        ----------    ----------
                                                         1,682,385     1,704,293
Lease Financing Obligations .......................        178,025       182,625
Unsecured Debt:
 5.25% convertible subordinated notes due 2002 ....             --       150,500
 6.0% dealer remarketable securities due 2003 .....         58,125        83,550
 6.0% fixed-rate senior notes due 2005 ............        194,500       194,500
 7.625% senior notes due 2005 .....................        198,000       198,000
 4.75% convertible notes due 2006 ($250,000 face
   value less unamortized discount of $5,875 and
   $7,000).........................................        244,125       243,000
 7.125% notes due 2007 ............................        350,000       350,000
 6.125% fixed-rate senior notes due 2008 ..........        150,000       150,000
 11.25% senior notes due 2008 .....................        150,000       150,000
 6.875% senior debentures due 2013 ................        200,000       200,000
 7.7% notes due 2027 ..............................        300,000       300,000
 6.875% fixed-rate senior notes due 2028 ..........        150,000       150,000
                                                        ----------    ----------
                                                         1,994,750     2,169,550
                                                        ----------    ----------
Total debt ........................................      3,855,160     4,056,468
Short-term debt and current maturities of
  convertible notes, long-term debt and lease
  financing obligations............................        (96,510)     (209,457)
                                                        ----------    ----------
Long-term debt and lease financing obligations,
  less current maturities..........................     $3,758,650    $3,847,011
                                                        ==========    ==========


   Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. These subsidiary guarantees are secured primarily by a first priority lien on the inventory, accounts receivable, prescription files, intellectual property and some real estate assets of the subsidiary guarantors. The Company's obligations under its 12.5% senior secured notes due 2006 and senior secured (shareholder) notes due 2006 are guaranteed by substantially all of Rite Aid Corporation's wholly owned subsidiaries. These guarantees are secured by second priority liens on the same collateral that secures the senior credit facility. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends and other payments from its subsidiaries to service payments due under the senior secured credit facility, the 12.5% senior secured notes due 2006 and senior secured (shareholder) notes due 2006. The subsidiary guarantees related to the Company's debt are full and unconditional and joint and several, and there are no restrictions on the ability of the parent to obtain funds from its subsidiaries. Also, the parent company's assets and operations are not material, and subsidiaries not guaranteeing the credit

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

7. Indebtedness and Credit Agreements -- (Continued)

facilities are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

 Debt Redemptions

   During the thirty-nine week period ended November 30, 2002, the Company redeemed $25,425 of its 6.0% dealer remarketable securities due 2003 for $23,763. The early redemption resulted in an extraordinary gain of $1,662, net of tax of $0, for the thirty-nine week period ended November 30, 2002.

   On September 16, 2002, the Company redeemed $150,500 of its 5.25% convertible subordinated notes due 2002 using its available cash and cash equivalents. The redemption was made in accordance with the scheduled maturity of the 5.25% convertible subordinated notes due 2002 and did not result in any gain or loss.

   On September 16, 2002, the Company redeemed $20,879 of its 10.5% senior secured notes due 2002 using the remaining availability under the term loan from the senior secured credit facility. The redemption was made in accordance with the scheduled maturity of the 10.5% senior secured notes due 2002 and did not result in any gain or loss.

 Debt for Equity Exchanges

   The Company completed the following debt for equity exchanges during the thirty-nine weeks ended December 1, 2001.


                                                                                                   Carrying              Additional
Debt Exchanged                                                                                      Amount     Common      Paid-In
--------------                                                                                    Exchanged     Stock      Capital
                                                                                                  ---------    -------   ----------
PCS facility..................................................................................     $ 14,478    $ 1,769    $ 13,867
RCF facility..................................................................................      169,906     26,370     158,388
5.25% convertible subordinated notes due 2002.................................................      205,308     29,750     307,686
6.00% dealer remarketable securities due 2002.................................................       79,885     12,382      55,633
10.50% senior secured notes due 2002..........................................................      119,134     16,115     114,223
                                                                                                   --------    -------    --------
Total.........................................................................................     $588,711    $86,386    $649,797
                                                                                                   ========    =======    ========


   The PCS and RCF facilities were repaid as part of the June 2001 refinancing.

Refinancing

   On June 27, 2001, the Company completed a major financial restructuring that extended the maturity dates of the majority of its debt to 2005 or beyond, provided additional equity, and converted a portion of its debt to equity. In connection with the June 27, 2001 refinancing, the company recorded in the thirty-nine week period ended December 1, 2001 an extraordinary loss on early extinguishment of debt of $66,589.

 Interest Rate Swap Contracts

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

   As a result of the June 27, 2001 refinancing, the Company's interest rate swaps no longer qualified for hedge accounting treatment and therefore, the changes in fair value of these interest rate swap contracts was recorded as a component of net loss. Accordingly, the Company recognized a charge of $31,047 representing the amount that the Company would have to pay the counter party to terminate these contracts as of that date. Subsequent changes in the market value of the interest rate swaps of $10,382, inclusive of cash payments, were recorded for the thirteen weeks ended December 1, 2001 and changes in the market value of the interest rate swaps of $278, inclusive of cash payments, have been recorded on the income statement for the thirty-

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

7. Indebtedness and Credit Agreements -- (Continued)

nine week period ended November 30, 2002. These amounts represent adjustments to the aggregate expense recognized by the Company relating to these swaps. These contracts expired and were fully funded during the thirteen week period ended August 31, 2002 and have not been renewed. Correspondingly, there is no termination liability as of November 30, 2002.

 Amendment to Senior Credit Facility

   On December 23, 2002, the Company entered into an amendment of its senior secured credit facility to allow optional repurchases of the Company's publicly traded debt and its senior secured (shareholder) notes due 2006. For the period from December 23, 2002 to the end of the 2004 fiscal year, the Company will have up to $300,000 available for optional debt repurchases, provided that the Company is in compliance with the capital expenditures covenant of the senior secured credit facility. For fiscal years after 2004, the Company will have an amount available for optional debt repurchases equal to the lesser of the availability under the capital expenditures covenant and a formula based upon the Company's performance in the prior fiscal year. In addition, during the period from December 23, 2002 to the end of the 2004 fiscal year, the Company may purchase an additional $150,500 of its publicly traded debt with the net proceeds of additional debt issuances which are unsecured or are secured by the collateral that secures the senior credit facility on a second priority basis.

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

   In November 2000, the Company reduced the exercise price of approximately 16,684 stock options issued after December 4, 1999 to $2.75 per share, which represented fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognizes compensation expense for these options using variable plan accounting. Under variable plan accounting, the Company recognizes compensation expense over the option vesting period. In addition, subsequent changes in the market value of the Company's common stock during the option period, or until exercised, will generate changes in the compensation expense recognized on the repriced options. The Company recognized expense (reduction of expense) of $0 and $(40,344) for the thirteen week periods ended November 30, 2002 and December 1, 2001, and $(3,990) and $(6,685) for the thirty-nine week periods ended
November 30, 2002 and December 1, 2001, respectively, related to the repriced options. The Company recognized net expense of $2,625 and $897 for the thirteen weeks ended November 30, 2002 and December 1, 2001, respectively, related to restricted stock and other equity awards. The Company recognized net expense of $7,963 and $9,485 for the thirty-nine weeks ended November 30, 2002 and December 1, 2001, respectively, related to restricted stock and other equity awards.

   The stock-based and deferred compensation component of stockholders' equity is comprised of $5,957 and $8,453 related to the repriced options offset by $1,420 and $7,990 of deferred compensation, as of November 30, 2002 and March 2, 2002, respectively.

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

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

   There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving the Company's financial reporting and other matters. Management is cooperating fully with the United States Attorney. Settlement discussions have begun with the United States Attorney for the Middle District of Pennsylvania, who has proposed that the government would not institute any criminal proceeding against the Company if the Company enters into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company has an accrual of $20,000 as of November 30, 2002, which was recorded during the thirteen week period ended June 1, 2002, in connection with the resolution of these matters; however, the Company may incur charges in excess of that amount and the Company is unable to estimate the possible range of loss. The Company will continue to evaluate its estimate and to the extent that additional information arises or its strategy changes, the Company will adjust its accrual accordingly.

   The U.S. Department of Labor has commenced an investigation of matters relating to the Company's associate benefit plans, including the principal 401(k) plan, which permitted associates to purchase the Company's common stock. Purchases of the Company's common stock under the plan were suspended in October 1999. In January 2001, the Company appointed an independent trustee to represent the interests of these plans in relation to the Company and to investigate possible claims the plans may have against the Company. Both the independent trustee and the Department of Labor have asserted that the plans may have claims against the Company. In addition, a putative class action lawsuit on behalf of the plans and their participants has been filed by a participant in the plans in the United States District Court for the Eastern District of Pennsylvania. On October 31, 2002, the Company reached an agreement with the independent trustee and the attorneys for the putative class action plaintiff to settle all claims arising out of our associate benefit plans. Under the agreement, the Company agreed to maintain the current level of benefits though December 31, 2006 and to pay $4,010 and its insurance companies agreed to pay $5,500 into a settlement fund. The Company has paid its portion of the cash settlement into the settlement fund. On November 12, 2002, the District Court entered an order preliminarily approving the settlement, certifying the class and scheduling a settlement fairness hearing. The Department of Labor has agreed to close its investigation upon entry of the final order approving the settlement based upon the agreement. There can be no assurance that the settlement will be finally approved by the District Court.

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

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

9. Commitments and Contingencies -- (Continued)

 Stockholder litigation

   The Company, certain directors, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi, and its former auditor KPMG LLP, have been sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased the Company's securities on the open market between May 2, 1997 and November 10, 1999. Most of the complaints asserted claims under Sections 10 and 20 of the Securities Exchange Act of 1934, based upon the allegation that the Company's financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented the Company's financial position and results of operations for those periods. All of these cases have been consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, the Company announced that it had reached an agreement to settle the consolidated securities class action lawsuits pending there and in the Delaware Court of Chancery. Under the agreement, the Company issued $149,500 of senior secured notes due March 2006 and paid $45,000 in cash, which was fully funded by the Company's officers' and directors' liability insurance. As additional consideration for the settlement, the Company has assigned to the plaintiffs all of the Company's claims against the above named executives and KPMG LLP. On August 16, 2001, the district court approved the settlement. Certain of the nonsettling defendants appealed the order. On September 19, 2002, counsel for the plaintiffs advised the Company that an agreement in principle had been reached to settle the stockholder's claims against KPMG, Martin Grass, Frank Bergonzi and Timothy Noonan. Such settlement remains subject to documentation and approval by the U.S. District Court. If and when the U.S. District Court approves such settlement, the pending appeal by such defendants will be dismissed, whereupon the Company's settlement of the consolidated securities class action lawsuits will become final. If the settlement does not become final, this litigation could result in a material adverse effect on the Company's results of operations, financial condition or cash flows. Several members of the class have elected to "opt-out" of the class and, as a result, they will be free to individually pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

   A purported class action has been instituted by a stockholder against the Company in Delaware state court on behalf of stockholders who purchased shares of the Company's common stock prior to May 2, 1997, and who continued to hold them after November 10, 1999, alleging claims similar to the claims alleged in the consolidated securities class action lawsuits described above. The amount of damages sought was not specified and may be material. The Company has filed a motion to dismiss this complaint for failure to state a claim for which relief could be granted. On December 19, 2002, the court dismissed the class action and breach of fiduciary duty claims with prejudice and the individual claims without prejudice.

 Drug reimbursement matters

   The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially-filled prescriptions and fully-filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the United States Department of Justice. The Company believes that these investigations are similar to investigations, which were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirements of applicable law and intends to fully cooperate with these investigations. The Company cannot, however, predict their outcomes at this time. An individual acting on behalf of the United States of America, has filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The United

                     RITE AID CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2002 and
                                December 1, 2001
     (Dollars and share information in thousands, except per share amounts)
                                  (unaudited)

9. Commitments and Contingencies -- (Continued)

States Department of Justice has intervened in this lawsuit, as is its right under the law. The Company has reached an agreement to settle these investigations and the lawsuit filed by the private individual for $7,225, which is subject to court approval. The Company has accrued $7,225 related to this potential liability in fiscal year 2002.

   These claims are ongoing and the Company cannot predict their outcome. If any of these cases result in a substantial monetary judgment against the Company or is settled on unfavorable terms, the Company's results of operations, financial position and cash flows could be materially adversely affected.

 Other

   In June of 2002, the United States Attorney indicted several former executive officers on several charges, including securities fraud, and one former executive officer plead guilty to charges of obstruction of an internal investigation. The Company currently has separation and other arrangements with certain of these executives. As a result of these indictments, the Company has ceased payments under these obligations. The Company maintains liabilities of approximately $27,000 as of November 30, 2002, related to future obligations under these arrangements. On December 11, 2002, the Company concluded its investigation of the separation and other arrangements relating to these employees, and has determined, effective as of December 11, 2002 that there is no binding obligation under these arrangements. Therefore, the Company will record an adjustment of approximately $27,000 as a reduction in selling, general and administrative expenses during the thirteen week period ending March 1, 2003.

   The Company, together with a significant number of major U.S. retailers, has been sued by the Lemelson Foundation in a complaint, which alleges that portions of the technology included in the Company's point-of-sale system infringe upon a patent held by the plaintiffs. The amount of damages sought is unspecified and may be material. The Company cannot predict the outcome of this litigation or whether it could result in a material adverse effect on the Company's results of operations, financial position or cash flows.

   The Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of the Company's management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on the Company's results of operations, financial position and cash flows if decided adversely.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Loss before extraordinary item for the thirteen and thirty-nine week periods ended November 30, 2002 was $16.4 million and $120.7 million, respectively. Loss before extraordinary item for the thirteen and thirty-nine week periods ended December 1, 2001 was $112.8 million and $503.2 million, respectively.
The substantial improvement is the net result of several factors, the most important we believe to be increased pharmacy sales, improved gross margin and selling, general and administrative expense as a percent of sales, and reduced interest expense. These elements are described in further detail in the Results of Operations and Liquidity and Capital Resources sections below. However, there are other items that must be noted in order to understand the results of operations. Those items are:

   Substantial Investigation Expenses. We continue to incur substantial expenses in connection with the process of defending ourselves and former management against various legal actions related to prior business practices and cooperating with the U.S. Attorney's Office in their investigations of former management. We incurred $3.3 million and $4.6 million in the thirteen week periods ended November 30, 2002 and December 1, 2001, respectively, and $13.2 million and $13.6 million in the thirty-nine week periods ended
November 30, 2002 and December 1, 2001, respectively. We expect to incur an additional $2.0 million to $5.0 million over the remainder of fiscal 2003, and expect to continue to incur significant legal and other expenses until the resolution of the U.S. Attorney's case against certain of our former executive officers and their investigation of certain of our financial reporting and other matters.

   Stock-Based Compensation Expense. We recorded stock-based compensation expense (benefit) of $2.6 million and $(39.4) million in the thirteen week periods ended November 30, 2002 and December 1, 2001, respectively, and
$4.0 million and $2.8 million in the thirty-nine week periods ended
November 30, 2002 and December 1, 2001, respectively resulting primarily from the impact of applying variable plan accounting to our stock-based compensation plans and expense on restricted shares.

   Gain on Sale of Assets and Investments. In the thirty-nine week period ended November 30, 2002, we recorded a gain of $15.8 million resulting from the sale of our investment in drugstore.com. In the thirty-nine week period ended December 1, 2001, we recorded a gain of $53.2 million resulting from the sale of AdvancePCS securities.

   Loss on Debt and Lease Conversions and Modifications. In the thirty-nine week period ended December 1, 2001, we recorded a pre-tax loss of $154.6 million on debt conversions and lease modifications that were performed in connection with our June 27, 2001 refinancing.

   Income Tax Benefit. In the thirty-nine week period ended November 30, 2002, we recorded a one time $44.0 million income tax benefit related to carryback of net operating losses made possible by a tax law change.

   Other. In the thirty-nine week period ended December 1, 2001, we recorded a $12.1 million charge related to our share of loss in our investment in drugstore.com. The investment had no carrying value as of March 3, 2002, and therefore we recorded no losses in equity investments in subsidiaries in the thirty-nine week period ended November 30, 2002. In the thirty-nine week period ended December 1, 2001, we recorded a $15.8 million charge for goodwill amortization. We recorded no charges for goodwill amortization in the thirty-nine week period ended November 30, 2002, pursuant to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142.

Recent Actions Affecting Operating Results

   During fiscal 2002 and the first three quarters of fiscal 2003 we took a number of actions which had the effect of significantly reducing our operating results but which management believes were nevertheless necessary. These actions include, but are not limited to, the sale of assets, the exchange of our debt for shares of our common stock, the closure, relocation or impairment of stores and the refinancing of the company. As part of our ongoing business activities, we will continue to assess stores for potential closure. There can be no assurance that other such actions may not be required in the future, or that such actions would not have a material adverse effect upon our operating results for the period in which we take those actions or subsequent periods.

Results of Operations

 Revenues and Other Operating Data


                                                                                 Thirteen Week                Thirty-Nine Week
                                                                                  Period Ended                  Period Ended
                                                                          ---------------------------    --------------------------
                                                                          November 30,    December 1,    November 30,   December 1,
                                                                              2002            2001           2002           2001
                                                                          ------------    -----------    ------------   -----------
                                                                                            (Dollars in thousands)
Revenues ..............................................................    $3,879,523      $3,732,079    $11,660,959    $11,133,286
Revenue growth ........................................................           4.0%            5.7%           4.7%           6.9%
Same store sales growth ...............................................           6.7%            6.9%           7.4%           8.3%
Pharmacy sales growth .................................................           6.9%            8.5%           8.1%           9.6%
Same store pharmacy sales growth ......................................           9.6%           10.6%          10.7%          11.4%
Pharmacy as a % of total sales ........................................          64.3%           62.5%          63.6%          61.7%
Third party sales as a % of total pharmacy sales ......................          92.9%           92.2%          92.7%          92.0%
Front-end sales (decline) growth ......................................          (0.7)%          (0.8)%         (0.5)%          1.9%
Same store front end sales growth .....................................           1.9%            1.2%           2.0%           3.6%
Front end sales as a % of total sales .................................          35.7%           37.5%          36.4%          38.2%
Store data:
 Total stores (beginning of period) ...................................         3,444           3,594          3,497          3,648
 New stores ...........................................................             1               4              2              7
 Closed stores ........................................................           (34)            (15)           (89)           (72)
 Store acquisitions, net ..............................................            --              --              1             --
 Total stores (end of period) .........................................         3,411           3,583          3,411          3,583
 Relocated stores .....................................................             4               3             11             11


 Revenues

   The 4.0% and 4.7% growth in revenues for the thirteen and thirty-nine week periods ended November 30, 2002 were driven by pharmacy sales growth of 6.9% and 8.1%, respectively, offset slightly by front end sales declines of 0.7% and 0.5%, respectively. The decline in front end sales was a direct result of closing 34 and 89 stores in the thirteen and thirty-nine weeks ended
November 30, 2002, partially offset by positive same store sales increases. Same store sales growth for the thirteen and thirty-nine week periods ended November 30, 2002 was 6.7% and 7.4%, respectively. The 5.7% and 6.9% growth in revenues for the thirteen and thirty-nine week periods ended December 1, 2001 were driven by pharmacy sales growth of 8.5% and 9.6%, respectively, and front end sales (decline) growth of (0.8)% and 1.9%, respectively.

   For the thirteen and thirty-nine week periods ended November 30, 2002, pharmacy sales led revenue growth with same store sales increases of 9.6% and 10.7%, respectively. Factors contributing to pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, our reduced cash pricing, our increased focus on pharmacy initiatives such as predictive refill, and favorable industry trends. These trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems and the introduction of a number of successful new prescription drugs. These favorable factors were partially offset by the increase in generic sales mix.

   For the thirteen week periods ended November 30, 2002 and December 1, 2001, front end same stores sales increased 1.9% and 1.2%, respectively. For the thirty-nine week periods ended November 30, 2002 and December 1, 2001, front end same store sales increased 2.0% and 3.6%, respectively. The same store sales increases were primarily a result of improved assortments, lower prices on key items, and distributing a nationwide weekly advertising circular.

 Costs and Expenses


                                                                                 Thirteen Week                Thirty-Nine Week
                                                                                  Period Ended                  Period Ended
                                                                          ---------------------------    --------------------------
                                                                          November 30,    December 1,    November 30,   December 1,
                                                                              2002            2001           2002           2001
                                                                          ------------    -----------    ------------   -----------
                                                                                            (Dollars in thousands)
Cost of goods sold ....................................................    $2,977,050      $2,916,062     $8,960,968     $8,608,274
Gross profit ..........................................................       902,473         816,017      2,699,991      2,525,012
Gross margin ..........................................................          23.3%           21.9%          23.2%          22.7%
Selling, general and administrative expenses ..........................       832,614         848,597      2,567,433      2,495,267
Selling, general and administrative expenses as a percentage of
  revenues.............................................................          21.5%           22.7%          22.0%          22.4%
Stock-based compensation expense (benefit) ............................         2,625         (39,447)         3,973          2,800
Goodwill amortization .................................................            --           5,200             --         15,823
Store closing and impairment charges ..................................         2,945          18,652         57,051         40,393
Interest expense ......................................................        80,941          82,515        250,527        313,581
Interest rate swap contracts ..........................................            --          10,382            278         41,429
Loss on debt and lease conversions and modifications ..................            --             (56)            --        154,539
Share of loss from equity investment ..................................            --           1,697             --         12,092
(Gain) loss on sale of assets and investments, net ....................          (775)            694        (16,163)       (50,761)



 Cost of Goods Sold

   Gross margin was 23.3% for the thirteen week period ended November 30, 2002 compared to 21.9% for the thirteen week period ended December 1, 2001. Gross margin was positively impacted by improvements in pharmacy margin, driven by increased generic mix and improved third party reimbursements. Gross margin rate was also positively impacted by flat occupancy expense on a higher sales base. Although front end margin rate has improved, the lower mix of front end sales caused a slight decline in front end margin contribution, which partially offset the positive pharmacy margin trends.

   Gross margin was 23.2% for the thirty-nine week period ended November 30, 2002 compared to 22.7% for the thirty-nine week period ended December 1, 2001. Gross margin was positively impacted by improvements in pharmacy margin, driven by increased generic mix and improved third party reimbursements. Gross margin rate was also positively impacted by flat occupancy expense on a higher sales base. Although front end margin rate has improved, the lower mix of front end sales caused a decline in front end margin contribution, which partially offset the positive pharmacy margin trends.

   We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $17.3 million and $51.8 million for the thirteen and thirty-nine week period ended November 30, 2002, versus
$15.0 million and $45.0 million for the thirteen and thirty-nine week period ended December 1, 2001.

 Selling, General and Administrative Expenses

   The selling, general and administrative expenses ("SG&A") for the thirteen week period ended November 30, 2002 includes $3.3 million incurred primarily in connection with our defense of shareholder litigation and cooperating with various governmental investigations, offset by net receipts of $6.6 million for non-recurring litigation settlements. Excluding these items, SG&A as a percentage of revenues was 21.6% for the thirteen week period ended
November 30, 2002. SG&A expense for the thirteen week period ended

December 1, 2001, includes $0.9 million to accrue for non-recurring litigation and $4.6 million incurred primarily in connection with our defense of shareholder litigation and cooperating with various governmental investigations. Excluding these items, SG&A as a percentage of revenues was 22.6% for the thirteen week period ended December 1, 2001. SG&A on an adjusted basis of 21.6% for the thirteen week period ended November 30, 2002 compares favorably with SG&A on an adjusted basis of 22.6% for the thirteen week period ended December 1, 2001 due to decreased depreciation and amortization charges resulting from a reduced store count, reductions in professional fees, reduced advertising costs, and better leveraging of our fixed costs resulting from higher sales volume.

   The selling, general and administrative expenses for the thirty-nine week period ended November 30, 2002, includes net charges of $13.7 million of non-recurring litigation settlements and $13.2 million incurred primarily in connection with our defense of shareholder litigation and cooperating with various governmental investigations. Excluding these items, SG&A as a percentage of revenues was 21.8% for the thirty-nine week period ended November 30, 2002. SG&A expense for the thirty-nine week period ended
December 1, 2001, includes $3.8 million to accrue for non-recurring litigation and $13.6 million incurred primarily in connection with our defense of shareholder litigation and cooperating with various governmental investigations, offset by receipts of $39.1 million for the settlement of litigation with certain drug manufacturers. Excluding these items, SG&A as a percentage of revenues was 22.6% for the thirty-nine week period ended December 1, 2001. SG&A on an adjusted basis of 21.8% for the thirty-nine week period ended November 30, 2002 compares favorably with SG&A on an adjusted basis of 22.6% for the thirty-nine week period ended December 1, 2001 due to decreased depreciation and amortization charges resulting from a reduced store count, reductions in professional fees, reduced advertising costs, and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs.

 Store Closing and Impairment Charges

   Store closing and impairment charges consist of:


                                                                                 Thirteen Week                Thirty-Nine Week
                                                                                  Period Ended                  Period Ended
                                                                          ---------------------------    --------------------------
                                                                          November 30,    December 1,    November 30,   December 1,
                                                                              2002            2001           2002           2001
                                                                          ------------    -----------    ------------   -----------
                                                                                            (Dollars in thousands)
Impairment charges ....................................................      $2,531         $ 8,060        $ 8,939        $24,613
Store and equipment lease exit charges ................................         414          10,590         48,112         15,437
Impairment of other assets ............................................          --               2             --            343
                                                                             ------         -------        -------        -------
                                                                             $2,945         $18,652        $57,051        $40,393
                                                                             ======         =======        =======        =======


   Impairment Charges. Impairment charges include non-cash charges of $2.5 million and $8.1 million for the thirteen week periods ended November 30, 2002 and December 1, 2001, respectively, for the impairment of long-lived assets (including allocable goodwill for the thirteen week period ended December 1, 2001) at 7 and 23 stores, respectively. Impairment charges include non-cash charges of $8.9 million and $20.4 million for the thirty-nine week periods ended November 30, 2002 and December 1, 2001, respectively, for the impairment of long-lived assets (including allocable goodwill for the thirty-nine week period ended December 1, 2001) at 61 and 53 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicated the carrying value of the asset may not be recoverable. Also included in impairment charges for the thirty-nine weeks ended December 1, 2001 are approximately $4.2 million of costs related to software.

   Store and Equipment Lease Exit Costs. During the thirteen week periods ended November 30, 2002 and December 1, 2001, we recorded charges for 4 and 9 stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended November 30, 2002 and December 1, 2001, we recorded charges for 36 and 42 stores, respectively, to be closed or relocated under long-term leases. Costs incurred to close a store, which principally include lease termination costs, are recorded at the time management commits to closing the store, which is the date that closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable leases terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly.

   As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs upon the completion of the liquidation of inventory, as well as impairment of assets at these stores.

 Interest Expense

   Interest expense was $80.9 and $250.5 million for the thirteen and thirty-nine week periods ended November 30, 2002, compared to $82.5 million and $313.6 million for the thirteen and thirty-nine week periods ended December 1, 2001. The decrease from the thirty-nine week period ended December 1, 2001, to the thirty-nine week period ended November 30, 2002 was primarily due to the reduction of debt resulting from the sale of PCS and the June 2001 refinancing. The weighted average interest rates, excluding capital leases, on our indebtedness for the thirty-nine week periods ended November 30, 2002 and December 1, 2001 were 7.4% and 8.1%, respectively.

 Interest Rate Swap Contracts

   We entered into two year interest rate swap contracts in June and July of 2000 to hedge the exposure to increasing rates with respect to our variable rate debt. As a result of the June 2001 refinancing, the interest rate swap contracts no longer qualified for hedge accounting treatment, and therefore the changes in fair value of these interest rate swap contracts was required to be recorded as a component of net loss. Accordingly, we recognized a charge of $31.0 million during the thirteen week period ended September 1, 2001, representing the amount that we would have to pay the counter party to terminate these contracts. Additionally, changes in the market value of the interest rate swaps of $10.4 million, inclusive of cash payments, have been recorded on the operating statement for the thirteen week period ended December 1, 2001. Changes in market value of the interest rate swaps were not significant for the thirteen and thirty-nine week periods ended November 30, 2002. These contracts expired and were fully funded during the thirteen week period ended August 31, 2002 and have not been renewed. Correspondingly, there is no termination liability as of November 30, 2002.

 Income Taxes

   The tax benefit of $42.4 million for the thirty-nine week period ended November 30, 2002 is comprised of two components. The first reflects a one time income tax benefit of $44.0 million based on a tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five. The second component is the provision for state income taxes of $1.6 million.

   The income tax benefits of the NOL's generated in the thirty-nine week periods ended November 30, 2002 and December 1, 2001 have been fully offset by a valuation allowance as a result of management's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

   We had an ownership change for statutory purposes in fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. This limitation does not further impair the net operating loss carryforwards because they are fully reserved.

   We received federal income tax refunds in the amount of $68.7 million during the thirteen week period ended November 30, 2002, based on the favorable outcome of federal income tax litigation and tax law changes enacted March 9, 2002.

Liquidity and Capital Resources

 General

   We have two primary sources of liquidity: (i) cash provided by operations and (ii) the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, to provide funds for capital expenditures, and, as of December 23, 2002, to provide funds available for repurchases of our publicly traded debt and the senior secured (shareholder) notes due 2006.

   Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. On November 30, 2002, we had $409.6 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $90.4 million. As of November 30, 2002, the term loan was fully drawn.

   On December 23, 2002, we entered into an amendment of our senior secured credit facility to allow us to make optional repurchases of our publicly traded debt and our senior secured (shareholder) notes due 2006. For the period from December 23, 2002 to the end of our 2004 fiscal year, we will have up to $300.0 million available for optional debt repurchases, provided that we are in compliance with the capital expenditures covenant of our senior secured credit facility. For fiscal years after 2004, we will have an amount available for optional debt repurchases equal to the lesser of our availability under the capital expenditures covenant and a formula based upon our performance for the prior fiscal year. In addition, during the period from December 23, 2002 to the end of our 2004 fiscal year, we may purchase an additional
$150.5 million of our publicly traded debt with the net proceeds of additional debt issuances which are unsecured or are secured by the collateral that secures our senior credit facility on a second priority basis.

   The senior secured credit facility, as amended, also allows us, at our option, to issue up to $893.0 million of unsecured debt that is not guaranteed by any of our subsidiaries, reduced by the following debt to the extent incurred: (i) $150.0 million of financing transactions of existing owned real estate; (ii) $643.0 million of additional debt secured by the facility's collateral on a second priority basis; and (iii) $100.0 million of financing transactions for property or assets acquired after June 27, 2001. The
$893.0 million of permitted debt, whether secured or unsecured, is reduced by the aggregate outstanding, undefeased balances of the 6.0% dealer remarketable securities, the 4.75% convertible notes and the senior secured (shareholder) notes. As of November 30, 2002, we had outstanding principal balances of $58.1 million, $250.0 million and $149.5 million of the 6.0% dealer remarketable securities, 4.75% convertible notes and the senior secured (shareholder) notes, respectively. As of November 30, 2002, our remaining permitted debt under the senior secured credit facility is $435.4 million. Our 11.25% senior notes due July 2008 also permit $150.0 million of real estate financing, $400.0 million of additional other debt and $600.0 million of additional permitted debt, which includes allowing us to increase our senior secured credit facility. As of November 30, 2002 our remaining permitted debt under the 11.25% senior notes due 2008, excluding real estate financing, is $600.5 million.

   The senior secured credit facility, as amended, requires us to meet various financial ratios and limits capital expenditures. Beginning with the 12 months ended March 2, 2002, the covenants require us to maintain a maximum leverage ratio of 8.40:1, increasing to 9.50:1 for the twelve months ended June 1, 2002, and increasing again to 10.00:1 for the twelve months ended August 31, 2002, before gradually decreasing to 6.00:1 for the twelve months ended May 31, 2005. We must also maintain a minimum interest coverage ratio of 1.20:1 for the twelve months ended March 2, 2002, decreasing to 1.15:1 for the twelve months ended June 1, 2002 and decreasing again to 1.10:1 for the twelve months ended August 31, 2002 before gradually increasing to 2.00:1 for the twelve months ended November 30, 2004. In addition, we must maintain a minimum fixed charge ratio of 0.9:1 for the twelve months ended March 2, 2002, gradually increasing to 1.10:1 for the twelve months ended August 31, 2004. Capital expenditures are limited to $150.0 million annually beginning with the twelve months ended March 2, 2002. These capital expenditure limits are subject to upward adjustment based upon availability of excess liquidity as defined in our senior secured credit facility and unused amounts from the prior fiscal year. As of December 23, 2002, we may use amounts permitted for capital expenditures to make optional purchases of our publicly traded debt and shareholder notes.

   We were in compliance with the covenants of the senior secured credit facility, as amended, and our other credit facilities and debt instruments as of November 30, 2002. With continuing improvements in our operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt covenants.

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

 Net Cash Provided by/Used in Operating, Investing and Financing Activities

   We generated $160.4 million in operating cash flows during the thirty-nine week period ended November 30, 2002, and used $309.8 million to fund operations in the thirty-nine week period ended December 1, 2001. Operating cash flow for the thirty-nine week period ended November 30, 2002 was positively impacted by improved operating results, income tax refunds of $68.7 million, a decrease in accounts receivable, and an increase in accounts payable, which more than offset $226.2 million in interest payments and an increase in inventory due to seasonal inventory build. Operating cash flow for the thirty-nine week period ended December 1, 2001 was negatively impacted by $314.5 million in interest payments and increases in accounts receivable and inventory.

   Cash used in investing activities was $50.1 million for the thirty-nine week period ended November 30, 2002, due primarily to expenditures for property, plant and equipment as well as prescription files, offset by proceeds from asset dispositions. Cash provided by investing activities was $348.0 million for the thirty-nine week period ended December 1, 2001, due primarily to the sale of the securities we received in our sale of AdvancePCS.

   Cash used in financing activities was $217.4 million and $36.2 million for the thirty-nine week periods ended November 30, 2002 and December 1, 2001, respectively. We repaid our 5.25% convertible subordinated notes due 2002 and our 10.5% senior secured notes due 2002 in the thirty-nine week period ended November 30, 2002.

   Working capital was $1,484.8 million at November 30, 2002, compared to $1,524.3 million at March 2, 2002.

 Capital Expenditures

   We plan capital expenditures of approximately $130.0 million during fiscal 2003, consisting of approximately $51.0 million related to new store construction, store relocation and other store construction projects, and $79.0 million which will be dedicated to other store improvement activities and the purchase of prescription files from independent pharmacists. We expect that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility. During the thirty-nine week period ended
November 30, 2002, we spent $80.9 million on capital expenditures, consisting of $38.2 million related to new store construction, store relocation and other store construction projects and $42.7 million for other store improvement activities and the purchase of prescription files from independent pharmacists.

 Future Liquidity

   We are highly leveraged. Our high level of indebtedness: (a) limits our ability to obtain additional financing; (b) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (c) places us at a competitive disadvantage relative to our competitors with less debt; (d) renders us more vulnerable to general adverse economic and industry conditions; and (e) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowings under the senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2004. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to attempt to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales would require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents.

Recent Accounting Pronouncements

   We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective March 3, 2002. SFAS No. 142 specifies that all goodwill and indefinite life intangibles shall no longer be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of SFAS No. 142. We have completed the transitional goodwill impairment test as of March 3, 2002 and determined that there was no impairment loss to be recognized upon adoption of SFAS No. 142. At November 30, 2002, we have unamortized goodwill of $684.5 million and no indefinite life intangibles.

   The impact of the adoption of SFAS No. 142 on the thirteen and thirty-nine week periods ended December 1, 2001 is as follows (in millions except per share amounts):

                                                    Thirteen week     Thirty-Nine week
                                                    period ended        period ended
                                                  December 1, 2001    December 1, 2001
                                                  ----------------    ----------------
      Reported net loss .......................        $(112.8)           $(569.8)
      Add back goodwill amortization ..........            5.2               15.8
                                                       -------            -------
      Adjusted net loss .......................        $(107.6)           $(554.0)
                                                       =======            =======
      Loss before extraordinary item, as
       adjusted ...............................        $(107.6)           $(487.4)
                                                       =======            =======
      Basic and diluted loss per share:
       Reported net loss ......................        $ (0.23)           $ (1.29)
       Goodwill amortization ..................           0.01               0.03
                                                       -------            -------
       Adjusted net loss ......................        $ (0.22)           $ (1.26)
                                                       =======            =======


   We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective March 3, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. We have determined that there was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS No. 144.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," Amendment of SFAS No. 13, "Accounting for Leases," and Technical Corrections." The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion
No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item shall be reclassified. Beginning with fiscal 2004, our financial statements for prior years with extraordinary items for the early extinguishment of debt will show such items as reclassified to operations. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and have been adopted without material impact. All other provisions of SFAS No. 145, which are effective for financial statements issued on or after May 15, 2002, have been adopted without material impact.

   In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain
Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of the future liability related to that activity, to be classified in the same line item on the statement of operations. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt SFAS No. 146 effective January 1, 2003. The adoption of this Statement will impact the timing of recognition of liabilities on stores closed or severance arrangements entered into after the adoption date, but will have not impact on the current liabilities recorded for stores already closed and severance arrangements already entered into. The adoption will also impact the classification of the accretion of interest on closed stores in the statement of operations, whereby the accretion will no longer be classified as part of interest expense but rather classified as part of store closing and impairment charges.

   In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others". FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN No. 45 to have any accounting implications. The adoption of FIN No. 45 will require us to include disclosures in our fiscal 2003 Form 10-K related to guarantees of lease liabilities assigned to third parties.

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

   The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 30, 2002.


                               Fiscal    Fiscal     Fiscal      Fiscal      Fiscal                                  Fair Value at
                                2003      2004       2005        2006        2007      Thereafter      Total      November 30, 2002
                               ------    -------   -------    ----------   --------    ----------    ----------   -----------------
                                                                      (dollars in thousands)
Long-term debt, Including
  current portion
Fixed rate .................   $1,060    $59,087   $ 2,528    $  392,935   $752,530     $951,941     $2,160,081       $1,478,790
Average Interest Rate ......     9.83%      6.06%    11.66%         6.82%      7.42%        7.71%          7.41%
Variable Rate ..............   $7,500    $37,500   $60,000    $1,275,000   $149,500                  $1,529,500       $1,529,500
Average Interest Rate ......     5.43%      5.43%     5.43%         5.43%      9.18%                       5.80%

   As of November 30, 2002, 41.5% of our total debt is exposed to fluctuations in variable interest rates.

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

   As of November 30, 2002, we had one credit facility: the $1.9 billion syndicated senior secured credit facility. The ratings on this facility were BB- by Standard & Poor's and B2 by Moody's. The interest rate on the variable rate borrowings on this facility are LIBOR plus 3.75%.

Item 4. Controls and Procedures

   (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

   (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                    PART II.
                               OTHER INFORMATION


Item 1. Legal Proceedings

   On September 19, 2002, counsel for the plaintiffs in the consolidated securities class action lawsuit advised us that an agreement in principle had been reached to settle the stockholder's claims against KPMG, Martin Grass, Frank Bergonzi and Timothy Noonan. Such settlement remains subject to documentation and approval by the U.S. District Court. If and when the U.S. District Court appeals such settlement, the pending appeal by such defendents will be dismissed, whereupon our settlement of the consolidated securities class action lawsuit will become final.

   On December 19, 2002, the Court of Chancery of the State of Delaware dismissed the purported class action instituted by a stockholder against the Company on behalf of stockholders who purchased shares of the Company's common stock prior to May 2, 1997, and who continued to hold them after November 10, 1999, alleging claims similar to the claims alleged in the consolidated securities class action lawsuits. The court dismissed the class action and breach of fiduciary duty claims with prejudice and the individual claims without prejudice.

Item 2. Changes in Securities and Use of Proceeds

   Not applicable.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5. Other Information

   On December 23, 2002, we entered into an amendment of our senior secured credit facility to allow us to make optional repurchases of our publicly traded debt and our senior secured (shareholder) notes due 2006. For the period from December 23, 2002 to the end of our 2004 fiscal year, we will have up to $300.0 million available for optional debt repurchases, provided that we are in compliance with the capital expenditures covenant of our senior secured credit facility. For fiscal years after 2004, we will have an amount available for optional debt repurchases equal to the lesser of our availability under the capital expenditures covenant and a formula based on our performance for the prior fiscal year. In addition, during the period from December 23, 2002 to the end of our 2004 fiscal year, we may purchase an additional $150.5 million of our publicly traded debt with the net proceeds of additional debt issuances which are unsecured or are secured by the collateral that secures our senior facility on a second priority basis.

Item 6. Exhibits and Reports on Form 8-K

   (a) The following exhibits are filed as part of this report.

Exhibit
Numbers                             Description                                                  Incorporation by Reference to
-------                             -----------                                                  -----------------------------
 3.1       Restated Certificate of Incorporation dated December 12, 1996                       Exhibit 3(i) to Form 8-K, filed on
                                                                                               November 2, 1999

 3.2       Certificate of Amendment to the Restated Certificate of Incorporation dated         Exhibit 3(ii) to Form 8-K, filed on
           October 25, 1999                                                                    November 2, 1999

 3.3       Certificate of Amendment to the Restated Certificate of Incorporation dated         Exhibit 3.4 to Form S-1, File
           June 27, 2001                                                                       No. 333-64950, filed on July 12,
                                                                                               2001

Exhibit
Numbers                             Description                                                  Incorporation by Reference to
-------                             -----------                                                  -----------------------------
 3.4       8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of       Exhibit 3.5 to Form 10-Q, filed on
           Designation, dated October 3, 2001                                                  October 12, 2001

 3.5       By-laws, as amended on November 8, 2000                                             Exhibit 3.1 to Form 8-K, filed on
                                                                                               November 13, 2000

 3.6       Amendment to By-laws, adopted January 30, 2002                                      Exhibit T3B.2 to Form T-3, filed on
                                                                                               March 4, 2002

 4.1       Indenture dated as of September 22, 1998 by and between Rite Aid Corporation,       Exhibit 4.1 to Registration
           as issuer, and Harris Trust and Savings Bank, as trustee, related to the            Statement on Form S-4, File No. 333-
           Company's 6% Dealer Remarketable Securities                                         66901, filed on November 6, 1998

 4.2       Indenture dated as of December 21, 1998, between Rite Aid Corporation, as           Exhibit 4.1 to Registration
           issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's     Statement on Form S-4, File No. 333-
           5.5% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes      74751, filed on March 19, 1999
           due 2028

 4.3       Supplemental Indenture dated as of February 3, 2000, between Rite Aid               Exhibit 4.1 to Form 8-K, filed on
           Corporation, as issuer, and U.S. Bank Trust National Association, to the            February 7, 2002
           Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan
           Guaranty Trust Company of New York, relating to the Company's 6.70% Notes due
           2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and
           6.875% Notes due 2013

 4.4       Supplemental Indenture, dated as of February 3, 2000, between Rite Aid              Exhibit 4.3 to Form 8-K, filed on
           Corporation and Harris Trust and Savings Bank, to the Indenture dated               February 7, 2000
           September 22, 1998, between Rite Aid Corporation and Harris Trust and Savings
           Bank, related to the Company's 6% Dealer Remarketable Securities

 4.5       Supplemental Indenture, dated as of February 3, 2000, between Rite Aid              Exhibit 4.4 to Form 8-K, filed on
           Corporation and Harris Trust and Savings Bank, to the Indenture dated               February 7, 2000
           December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings
           Bank, related to the Company's 5.50% Notes due 2013, 6% Notes due 2005, 6.125%
           Notes due 2008 and 6.875% Notes due 2028

 4.6       Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer,      Exhibit 4.7 to Registration
           and State Street Bank and Trust Company, as trustee, related to the Company's       Statement on Form S-1, File No. 333-
           12.5% Senior Secured Notes due 2006                                                 64950, filed on July 12, 2001

 4.7       Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer,      Exhibit 4.8 to Registration
           and BNY Midwest Trust Company, as trustee, related to the Company's 11.75%          Statement on Form S-1, File No. 333-
           Senior Notes due December 2008                                                      64950, filed on July 12, 2001

 4.8       Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as          Exhibit 4.3 to Form 10-Q, filed on
           issuer, and BNY Midwest Trust Company, as trustee, related to the Company's         January 15, 2002
           4.75% Convertible Notes due December 1, 2006

 4.9       Indenture, dated as of April 4, 2002, between Rite Aid Corporation, as issuer,      Exhibit T3C to Form T-3, filed on
           and BNY Midwest Trust Company, as trustee, related to the Company's Senior          March 4, 2000
           Secured Notes due March 15, 2006

Exhibit
Numbers                             Description                                                  Incorporation by Reference to
-------                             -----------                                                  -----------------------------
10.1       Amendment Number 3 to the Senior Credit Agreement dated June 27, 2001, dated as     Filed herewith
           of December 23, 2002, among Rite Aid Corporation, the Banks (as defined therein), Citicorp USA, Inc., as a Swingline Bank, as an Issuing Bank and as
           administrative agent for the Banks, Citicorp USA, Inc., as a collateral agent for the Banks and J.P. Morgan Chase Manhattan Bank, Credit Suisse First Boston
           and Fleet Retail Finance Inc., as syndication agent.

11         Statement regarding computation of earnings per share
           (See note 3 to the condensed consolidated financial statements)

99.1       Certification of CEO Pursuant to 18 United States Code, Section 1350, as            Filed herewith
           enacted by Section 906 of the Sarbanes-Oxley Act of 2002

99.2       Certification of CFO Pursuant to 18 United States Code, Section 1350, as            Filed herewith
           enacted by Section 906 of the Sarbanes-Oxley Act of 2002

---------------

   Rite Aid Corporation did not file any current reports on Form 8-K during the quarterly period ended November 30, 2002.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: December 27, 2002

                                 RITE AID CORPORATION


                                 By:  /s/ ROBERT B. SARI
                                      -----------------------------------------
                                      Robert B. Sari
                                      Senior Vice President and General
                                      Counsel

   Date: December 27, 2002

                                 By:  /s/ CHRISTOPHER HALL
                                      -----------------------------------------
                                      Christopher Hall
                                      Executive Vice President and
                                      Chief Financial Officer

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

Date: December 27, 2002

                                 By:  /s/ ROBERT G. MILLER
                                      -----------------------------------------
                                      Robert G. Miller
                                      Chairman and
                                      Chief Executive Officer

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

Date: December 27, 2002

                                 By:  /s/ CHRISTOPHER HALL
                                      -----------------------------------------
                                      Christopher Hall
                                      Executive Vice President and
                                      Chief Financial Officer

                                                                   EXHIBIT 10.1

                                                                 EXECUTION COPY

                   AMENDMENT NO. 3 TO SENIOR CREDIT AGREEMENT

   AMENDMENT NO. 3, dated as of December 23, 2002 (this "Amendment"), to the SENIOR CREDIT AGREEMENT dated as of June 27, 2001 (as amended, supplemented or otherwise modified from time to time, the "Senior Credit Facility"), among RITE AID CORPORATION, a Delaware corporation ("Rite Aid" or the "Borrower"), the Banks (as defined in Article 1 thereof), CITICORP USA, INC. ("Citicorp USA"), as a Swingline Bank, as an Issuing Bank and as administrative agent for the Banks (in such capacity, the "Senior Administrative Agent"), Citicorp USA, as collateral agent for the Banks (in such capacity, the "Senior Collateral Agent") and JPMORGAN CHASE BANK, CREDIT SUISSE FIRST BOSTON and FLEET RETAIL FINANCE INC., as syndication agents (in such capacity, the "Syndication Agents").

                                    RECITALS

   A. Capitalized terms used herein and not otherwise defined shall have the meanings assigned to them in the Senior Credit Facility.

   B. The Borrower has requested that certain amendments be made to the Senior Credit Facility, and the Banks are willing to so amend the Senior Credit Facility, on the terms and subject to the conditions set forth herein.

   C. The Borrower and the Banks are entering into this Amendment pursuant to
Section 9.05(a) of the Senior Credit Facility.

                                   AGREEMENTS

   In consideration of the foregoing Recitals and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

   Section 1. Amendments to the Senior Credit Facility. The Senior Credit Facility is hereby amended, effective as of the Amendment Effective Date (as defined in Section 3), as follows:

   (a) Section 1.01 is amended by inserting the following definitions in the appropriate alphabetical order:

            "Optional Debt Repurchase' means any optional or voluntary repurchase, redemption, retirement or defeasance for cash by the Borrower or any Subsidiary of any publicly-traded Debt of the Borrower or Shareholder Notes, other than (i) any such optional or voluntary repurchase, redemption, retirement or defeasance permitted by
         Section 5.07(c), without regard to the reference therein to repurchases, redemptions, retirements or defeasances permitted by
         Section 5.07(e), and (ii) any such optional or voluntary repurchase, redemption, retirement ordefeasance permitted by Section 5.07(e)(ii)."

            "'Shareholder Notes' means $149,500,000 aggregate principal amount of Senior Secured Notes due 2006 issued by the Borrower to its shareholders in April 2002 pursuant to Section 5.20(h)(x), and any additional debt securities of the Borrower issued in connection with the repricing of such notes."

            "Third Amendment' means Amendment No. 3 to this Agreement dated as of December 23, 2002 among the Borrower, the Majority Banks and the Senior Administrative Agent."

            "Third Amendment Effective Date' means the date on which the Third Amendment becomes effective pursuant to its terms."

   (b) Section 5.07(c) is amended by inserting the words "except for repurchases permitted by Section 5.07(e) and" immediately before the words "except for".

   (c) Section 5.07 is further amended by adding a new paragraph (e) thereto to read as follows:

            "(e) Notwithstanding the provisions of Section 5.07(c), (i) the Borrower and the Subsidiaries may effect Optional Debt Repurchases, provided that (A) the Borrower will not permit the aggregate amount of consideration expended in the aggregate on Optional Debt Repurchases to exceed (1) for the period beginning on the Third Amendment Effective Date and ending at the end of the fiscal year of the Borrower ending on or about February 28, 2004, $300,000,000, (2) for the fiscal year of the Borrower ending on or about February 28, 2005, an amount equal to the lesser of (a) the amount available to the Borrower and the Subsidiaries for Optional Debt Repurchases in such fiscal year pursuant to the covenant set forth in Section 5.16 and (b)
         0.95 multiplied by an amount equal to (i) Consolidated EBITDA for the fiscal year of the Borrower ending on or about February 28, 2004 minus
         (ii) Consolidated Capital Expenditures made during the fiscal year of the Borrower ending on or about February 28, 2004 minus (iii) Consolidated Interest Charges for the fiscal year of the Borrower ending on or about February 28, 2004 minus (iv) repayments of Term Borrowings made by the Borrower during the fiscal year of the Borrower ending on or about February 28, 2004 pursuant to Section 2.11 plus (v) the amount available but not used by the Borrower and the Subsidiaries for Optional Debt Repurchases in the fiscal year of the Borrower ending on or about February 28, 2004 and (3) for each fiscal year of the Borrower beginning on and after March 1, 2005, an amount equal to the lesser of (a) the amount available to the Borrower and the Subsidiaries for Optional Debt Repurchases in such fiscal year pursuant to the covenant set forth in Section 5.16 and (b) 0.90 multiplied by an amount equal to (i) Consolidated EBITDA for the immediately preceding fiscal year of the Borrower minus (ii) Consolidated Capital Expenditures made during the immediately preceding fiscal year of the Borrower minus (iii) Consolidated Interest Charges incurred during the immediately preceding fiscal year of the Borrower minus (iv) Repayments of Term Borrowings made by the Borrower during the immediately preceding fiscal year of the Borrower pursuant to Section 2.11 plus (v) the amount available but not used by the Borrower and the Subsidiaries for Optional Debt Repurchases in the immediately preceding fiscal year of the Borrower, (B) the Borrower may prepay, redeem, retire or defease an aggregate principal amount of Shareholder Notes not in excess of $50,000,000, (C) immediately after giving effect to each such repurchase, the Borrower is in compliance with the covenant set forth in Section 5.16 and (D) immediately prior and immediately after giving effect to each such repurchase, no Default shall have occurred and be continuing and (ii) the Borrower and the Subsidiaries may make optional or voluntary repurchases, redemptions, retirements or defeasances for cash of any publicly-traded Debt of the Borrower in an amount equal to not more than $150,500,000 in the aggregate with the proceeds of Additional Second Priority Debt issued by the Borrower after the Third Amendment Effective Date and at or prior to the end of the fiscal year of the Borrower ending on or about February 28, 2004, provided that immediately prior and immediately after giving effect to each such repurchase, no Default shall have occurred and be continuing."

   (d) Section 5.16 is amended and restated in its entirety as follows:

   "Section 5.16. Capital Expenditures and Optional Debt Repurchases. The Borrower will not permit the aggregate amount of Consolidated Capital Expenditures for any period set forth below plus the aggregate amount of consideration expended on Optional Debt Repurchases during such period to exceed the amount set forth below opposite such period, plus (a) Excess Liquidity for such period, plus (b) an amount (the "Carryforward Amount") equal to the sum of (i) any amount by which the amount set forth below opposite the immediately preceding period, if any, exceeds the aggregate amount of Consolidated Capital Expenditures plus the aggregate amount of consideration expended on Optional Debt Repurchases during such immediately preceding period and (ii) in the case of the twelve months ending February 28, 2004, any amount by which the sum of (x) the amount set forth below opposite the twelve months ending March 1, 2003 plus (y) any increase in such amount pursuant to clause (i) above exceeds the aggregate amount of Consolidated Capital Expenditures plus the aggregate amount of consideration expended on Optional Debt Repurchases for the twelve months ending March 1, 2003:


                Period                                              Amount
                ------                                              ------
    Twelve months ending March 2, 2002 ......................    $150,000,000
    Twelve months ending March 1, 2003 ......................    $150,000,000
    Twelve months ending February 28, 2004 ..................    $150,000,000
    Twelve months ending February 26, 2005 ..................    $150,000,000
    February 27, 2005 through June 27, 2005                      $100,000,000"


   (e) Section 5.24(b) is amended by deleting the word "and" at the end of clause (iii), replacing the period at the end of clause (iv) with "; and" and inserting a new clause (v) as follows:

            "(v) Optional Debt Repurchases and other repurchases of publicly-traded Debt of the Borrower made pursuant to Section 5.07(e)."

   Section 2. Representations and Warranties. To induce the other parties hereto to enter into this Amendment, the Borrower represents and warrants to each of the Banks, the Senior Administrative Agent, the Senior Collateral Agent and the Syndication Agents that, as of the Amendment Effective Date:

   (a) This Amendment has been duly authorized, executed and delivered by it and constitutes its valid and binding obligation, enforceable against it in accordance with its terms.

   (b) The representations and warranties set forth in Article IV of the Senior Credit Facility are true and correct in all material respects on and as of the Amendment Effective Date with the same effect as though made on and as of the Amendment Effective Date, except to the extent such representations and warranties expressly relate to an earlier date (in which case such representatives and warranties shall be true and correct as of such earlier date).

   (c) After giving effect to the agreements herein, no Default has occurred and is continuing.

   Section 3. Effectiveness. This Amendment shall become effective on the first date (the "Amendment Effective Date") on which (i) the Senior Administrative Agent shall have received counterparts of this Amendment that, when taken together, bear the signatures of the Majority Banks, the Borrower and the Senior Administrative Agent and (ii) each of the Banks executing this Amendment prior to 5:00 p.m., New York time, on December 23, 2002, including, if it has so executed this Amendment, Citicorp USA, shall have received a fee from the Borrower equal to 0.25% of the sum of such Bank's Credit Exposure and unused Commitments on the Amendment Effective Date.

   Section 4. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of New York.

   Section 5. Reference to Senior Credit Facility. Except as amended hereby, the Senior Credit Facility shall remain in full force and effect and is hereby ratified and confirmed in all respects. On and after the Amendment Effective Date, each reference in the Senior Credit Facility to "this Agreement", "hereunder", "hereof", "herein", or words of like import, and each reference to the Senior Credit Facility shall be deemed a reference to the Senior Credit Facility, as amended hereby, as the case may be. This Amendment shall constitute a "Senior Loan Document" for all purposes of the Senior Credit Facility and the other Senior Loan Documents.

   Section 6. Costs and Expenses. The Borrower agrees to reimburse the Senior Administrative Agent for its reasonable out-of-pocket expenses in connection with this Amendment, including the reasonable fees, charges and disbursements of counsel for the Senior Administrative Agent.

   Section 7. Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. Delivery of any executed counterpart of a signature page of this Amendment by facsimile transmission shall be as effective as delivery of a manually executed counterpart hereof.

   Section 8. Headings. The headings of this Amendment are for purposes of reference only and shall not limit or otherwise affect the meaning hereof.

   IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective officers as of the date first above written.


                                RITE AID CORPORATION,

                                By: ___________________________________
                                   Name:
                                   Title:


                                CITICORP USA, INC., Individually and as
                                Senior Administrative Agent and Senior
                                Collateral Agent,

                                By: ___________________________________
                                   Name:
                                   Title:

                                AMENDMENT NO. 3
                      DATED AS OF DECEMBER 23, 2002 TO THE
                        RITE AID SENIOR CREDIT FACILITY



                     To approve Amendment No. 3:

                     Name of Institution:

                     ______________________________________

                     by ___________________________________
                       Name:
                       Title: