Form 10-K
period 2003-03-01
RITE AID CORP
filed 2003-05-02
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 1, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From / To

Commission File Number 1-5742

RITE AID CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1614034 (I.R.S. Employer Identification No.)
30 Hunter Lane, Camp Hill, Pennsylvania (Address of principal executive offices)	17011 (Zip Code)

Registrant's telephone number, including area code:    (717) 761-2633

Securities registered pursuant to Section 12(b) of the Act:
Title of each class

Common Stock, $1.00 par value

Name of each exchange on which registered
New York Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 1, 2002 was approximately $1,076,728,708. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     No

As of April 26, 2003 the registrant had outstanding 515,367,806 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's annual meeting of shareholders to be held on June 25, 2003 are incorporated by reference into Part III.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;
•	our ability to improve the operating performance of our existing stores in accordance with our management's long term strategy;
•	our ability to hire and retain pharmacists and other store personnel;
•	the outcomes of pending lawsuits and governmental investigations;
•	competitive pricing pressures and continued consolidation of the drugstore industry; and
•	the efforts of third party payors to reduce prescription drug costs, changes in state or federal legislation or regulations, the success of planned advertising and merchandising strategies, general economic conditions and inflation, interest rate movements, access to capital, and our relationships with our suppliers.

We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects" included in this annual report on Form 10-K.

PART I

Item 1.    Business

Overview

We are the third largest retail drugstore chain in the United States based on revenues and number of stores. We operate our drugstores in 28 states across the country and in the District of Columbia. We have a first or second market position in 68 of the 117 major U.S. metropolitan markets in which we operate. As of March 1, 2003, we operated 3,404 stores. Since the beginning of fiscal 1997, we have relocated 979 stores, opened 476 new stores, remodeled 608 stores and closed or sold an additional 1,404 stores. As a result, we believe we have a modern store base.

In our stores, we sell prescription drugs and a wide assortment of other merchandise which we call "front-end" products. In fiscal 2003, our pharmacists filled more than 200 million prescriptions which accounted for 63.2% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy and the discovery of new and better drug therapies. We offer approximately 24,000 front-end products, which accounted for the remaining 36.8% of our total sales in fiscal 2003. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We distinguish our stores from other national chain drugstores, in part, through our private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer more than 1,900 products under the Rite Aid private brand, which contributed approximately 10.8% of our front-end sales in the categories where private brand products are offered in fiscal 2003.

Our stores range in size from approximately 5,000 to 40,000 square feet. The overall average size of each store in our chain is approximately 12,750 square feet. The larger stores are concentrated in the western United States. Approximately 54% of our stores are freestanding; approximately 38% of our stores include a drive-thru pharmacy; approximately 69% include one-hour photo shops; and approximately 28% include a GNC store-within-Rite Aid store.

Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol of "RAD". We were incorporated in 1968 and are a Delaware corporation.

Recent Events

Recent Changes to our Capital Structure and Proposed New Credit Facility

In February 2003, we issued $300.0 million aggregate principal amount of our 9.5% senior secured notes due 2011. In April 2003, we issued $360.0 million aggregate principal amount of our 8.125% senior secured notes due 2010. The 9.5% notes and 8.125% notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of our other unsecured, unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by our subsidiaries that guarantee our obligations under our senior credit facility. The guarantees are secured, subject to permitted liens, by shared second priority liens granted by our subsidiary guarantors on all of their assets that secure our obligations under the senior credit facility, subject to certain exceptions. The indentures governing the senior secured notes contain customary covenant provisions that, among other things, include limitations on our ability to pay dividends or make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale leaseback transactions.

In connection with the offering of the 9.5% senior secured notes and other debt retirement activities through April 30, 2003:

•	We redeemed all $149.5 million aggregate principal amount of our senior secured (shareholder) notes due 2006 prior to March 1, 2003;

•	We retired $118.6 million of our 6.0% fixed-rate senior notes due 2005, prior to March 1, 2003;
•	We retired $15.0 million of our 7.125% notes due 2007 prior to March 1, 2003;
•	We retired an additional $40.3 million of our 7.125% notes due 2007 subsequent to March 1, 2003; and
•	We retired an additional $33.2 million of our 6.0% fixed-rate senior notes due 2005 subsequent to March 1, 2003.

Separately, in March 2003, we made a scheduled principal payment of $7.5 million under our senior secured credit facility.

We used a portion of the net proceeds of the 8.125% senior secured notes to repay approximately $252.4 million of our term loan under our senior secured credit facility. The remaining $92.4 million will be used for general corporate purposes, which may include capital expenditures and repayments or repurchases of our outstanding indebtedness. In connection with the issuance of the 8.125% senior secured notes, we also permanently reduced our borrowing capacity under our revolving credit facility by the amount of the remainder of the net proceeds.

In April 2003, we announced that we intend to replace our existing senior secured credit facility with a new $2.0 billion senior secured credit facility that will consist of a $1.15 billion term loan and a $850 million revolving credit facility and will mature in April 2008. Our obligations under the proposed new senior secured credit facility will be guaranteed by substantially all of our wholly owned subsidiaries that guarantee our obligations under our existing senior credit facility. These subsidiary guarantees will be secured by a first priority security interest in substantially the same collateral that secures the guarantees under our existing senior credit facility. The proceeds of the new senior secured credit facility will be used to repay outstanding amounts under our existing credit facility, to refinance our synthetic lease, and to replace our existing revolving credit facility. Closing of the new facility is subject to negotiation of definitive documentation, successful syndication and satisfaction of customary closing conditions. We expect to enter into the new senior secured credit facility by the end of May 2003. Except as otherwise explicitly stated, this Annual Report on Form 10-K does not give effect to the new credit facility.

Management Changes

In April 2003, we announced that Mary F. Sammons, currently our President and Chief Operating Officer, will become our President and Chief Executive Officer effective June 25, 2003 at our annual meeting of stockholders. Robert G. Miller, currently our Chairman and Chief Executive Officer, will retain the position of Chairman. Mr. Miller will remain as Chairman until his term on our Board of Directors ends at our annual meeting in June, 2005. At that time, the decision will be made regarding his standing for re-election to our Board.

Strategy

Approximately 60% of our stores have been constructed, relocated or remodeled since the beginning of fiscal 1997. Although this substantial investment made in our store base over the last seven years has given us a modern store base, our store base has not yet achieved a level of sales productivity comparable to our major competitors. Accordingly, many of our new and relocated stores have not developed a critical mass of customers needed to achieve profitability. Our strategy is to focus on improving the productivity of our existing store base. We believe that improving the sales of existing stores is important to achieving profitability and continuing to improve cash flow. We believe that in the past year, the execution of this strategy has driven a 4.2% increase in revenues, from $15.2 billion in fiscal 2002 to $15.8 billion in fiscal 2003. We believe that the execution of our strategy has also led to a significant improvement in our operating results, as net loss has decreased from $827.7 million in fiscal 2002 to $112.1 million in fiscal 2003.

We believe the productivity of our existing store base will be improved by continuing to (i) grow our pharmacy prescription count and attract more customers; and (ii) improve customer satisfaction with focus on service and selection in our stores. Moreover, we estimate that pharmacy sales in the United States will increase at least 30% over the next three years based upon studies published by pharmacy benefit management companies and the Congressional Budget Office. This anticipated growth is expected to be driven by the "baby boom" generation entering their fifties, the increasing life expectancy of the American population, the introduction of several new successful drugs and inflation. We believe this growth will also help increase the sales productivity of our existing store base.

The following paragraphs describe in more detail the components of our strategy to improve store productivity:

Grow Our Pharmacy Prescription Count and Attract More Customers.     We have begun the installation of our next generation pharmacy system and we are piloting several e-prescription applications which will further enable our pharmacists to work directly with customers and adjudicate and fill prescriptions in a more efficient manner. We also drive prescription growth via our automatic refill program, prescription file buys and several initiatives aimed at managed care providers and doctors. We believe our focus on generic prescription drugs and Rite Aid brand products offer an attractive value to our existing customers and are an invitation to new customers. We believe that continued focus on weekly circulars, seasonal merchandising programs, cross-category merchandising and direct marketing efforts will attract new customers to our stores and increase sales per customer visit.

Grow Front End Sales.    We continue to expand the categories of our front-end products and increase the emphasis on our Rite Aid brand products. Through the use of technology and attention to customers' needs and preferences, we are increasing our efforts to identify inventory and product categories that will enable us to offer more personalized products and services to our customers. We also continue to develop our GNC stores-within-Rite Aid stores and one-hour photo development departments. We continue to improve inventory and product categories to offer more personalized products and services to our customers, including better management of seasonal items. We are also increasing ethnic product offerings targeted to selected markets to enhance front-end sales growth. We also continue to strengthen our relationships with our suppliers in order to offer customers a wider selection of products and categories.

Improve Customer Satisfaction With Focus On Service and Selection in Our Stores.     We continue to develop and implement programs designed to improve customer satisfaction. We believe that by executing our "With Us It's Personal" and "Ready When Promised" programs that are aimed at delivering more personalized service along with faster prescription delivery to our customers, our growth will continue. Although we are already an industry leader in dispensing generic drugs, we continue to take additional steps to further improve our generic efficiency, including adding functionality to our proprietary pharmacy information system to aid our pharmacists in dispensing generic prescriptions whenever possible. We are increasing customer loyalty by establishing a strong community presence through health expositions and not-for-profit activities, increasing promotional themes and exclusive offers, focusing on the attraction and retention of managed care customers, and partnering with several major drug suppliers to provide discount cards to senior citizens.

We continue to develop and implement associate training programs to improve customer service and educate our associates about the products we offer. We have implemented programs that create compensatory and other incentives for associates to provide customers with quality service, to promote our generic prescriptions and private label brands and to improve our corporate culture. We are also utilizing mystery shoppers and customer communications to improve our understanding of our customers' perceptions of us.

Contain Expenses.    We continue to execute our cost management programs. Our emphasis is on targeted expense areas. Those areas are subject to specific work plans for improvement that are continuously monitored.

Products and Services

During fiscal 2003, sales of prescription drugs represented 63.2% of our total sales, an increase from 61.3% in fiscal 2002 and 59.5% in fiscal 2001. In fiscal years 2003, 2002 and 2001, prescription drug sales were $10.0 billion, $9.3 billion and $8.6 billion, respectively.

We sell approximately 24,000 different types of non-prescription, or front-end products. The types and number of front-end products in each store vary, and selections are based on available space and customer needs and preferences. No single front-end product category contributed significantly to our sales during fiscal 2003 although certain front-end product classes contributed notably to our sales. Our principal classes of products in fiscal 2003 were the following:

Product Class	Percentage of Sales
Prescription drugs	63.2%
Over-the-counter medications and personal care	10.0
Health and beauty aids	4.9
General merchandise and other	21.9

We offer approximately 1,900 products under the Rite Aid private brand, which contributed approximately 10.8% of our front-end sales in the categories where private brand products are offered in fiscal 2003. During fiscal 2003, we added approximately 240 products under our private brand. We intend to increase the number and the sales of our private label brand products.

We have a strategic alliance with GNC under which we have agreed to open 1,000 GNC "stores-within-Rite Aid stores" across the country by July 2003. GNC is a leading nationwide retailer of vitamin and mineral supplements and personal care, fitness and other health-related products. As of March 1, 2003, we operated 966 GNC stores-within-Rite Aid-stores.

Store Location

Many of our stores are located at convenient locations in fast-growing metropolitan areas. We have significantly reduced our store development program over the past three years in order to focus our efforts and resources on improving the operations of our existing store base, although we routinely evaluate expansion opportunities, including acquisitions. Consistent with our operating strategy, during fiscal 2003, we opened 3 new stores, acquired 1 store, relocated 12 stores, remodeled 138 stores and closed 97 stores. Our current plan for fiscal 2004 is to open 1 new store, relocate 13 stores and remodel 180 stores. Our fiscal 2004 planned store relocations are not concentrated in any specific geographic region.

Technology

All of our stores are integrated into a common information system, which enables our pharmacists to fill prescriptions more accurately and efficiently with reduced chances of adverse drug interaction and which can be expanded to accommodate new stores. We continue to make modifications to our proprietary pharmacy information system in order to improve its user interface and information output. Our customers may also order prescription refills over the Internet through www.riteaid.com powered by drugstore.com, or over the phone through our telephonic rapid automated refill systems. As of March 1, 2003, we had installed ScriptPro automated pharmacy dispensing units, which are linked to our pharmacists' computers and fill and label prescription drug orders, in 874 stores. The efficiency of ScriptPro units allows our pharmacists to spend an increased amount of time consulting with our customers. We are also focusing on technology initiatives such as the roll-out of our next generation pharmacy system, expansion of e-prescribing and enhancing our automated refill system. Additionally, each of our stores employs point-of-sale technology that facilitates inventory replenishment, sales analysis and recognition of customer trends. In fiscal 2003, we developed and implemented several new technologies and applications, including productivity improvements related to our piece picking and inventory movement management. We also simplified our cash register or point-of-sale processes and continue to enhance category management applications through the development of price optimization and market basket analysis.

Suppliers

During fiscal 2003, we purchased approximately 90% of the dollar volume of our prescription drugs from a single supplier, McKesson Corp. ("McKesson"), under a contract which runs until April 2004. Under the contract, McKesson has agreed to sell to us all of our requirements of branded pharmaceutical products. With limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling prescriptions until we found a replacement supplier, which would negatively affect our business. We purchase generic (non-brand name) pharmaceuticals from a variety of sources. We purchase our non-pharmaceutical merchandise from numerous manufacturers and wholesalers. We believe that competitive sources are readily available for substantially all of the non-pharmaceutical merchandise we carry and that the loss of any one supplier would not have a material effect on our business.

We sell private brand and co-branded products that generally are supplied by numerous competitive sources. The Rite Aid and GNC co-branded PharmAssure vitamin and mineral supplement products and the GNC branded vitamin and mineral supplement products that we sell in our stores are developed by GNC, and along with our Rite Aid brand vitamin and mineral supplements, are manufactured by GNC.

Customers and Third-Party Payors

During fiscal 2003, our stores served an average of 1.8 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations. No single customer or health plan contract accounted for more than 10% of our total revenues in fiscal 2003.

In fiscal 2003, 92.7% of our pharmacy sales were to customers covered by health plan contracts, which typically contract with a third-party payor (such as an insurance company, a prescription benefit management company, a governmental agency, a private employer, a health maintenance organization or other managed care provider) that agrees to pay for all or a portion of a customer's eligible prescription purchases in exchange for reduced prescription rates. During fiscal 2003, the top five third-party payors, which provide administrative and payment services for multiple health plan contracts and customers, accounted for approximately 29% of our total sales, the largest of which represented 10.4% of our total sales. During fiscal 2003, the top five state sponsored Medicaid agencies accounted for approximately 11% of our total sales, the largest of which was less than 3% of our total sales. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Competition

The retail drugstore industry is highly competitive. We compete with, among others, retail drugstore chains, independently owned drugstores, mass merchandisers, discount stores and mail order pharmacies. We compete on the basis of store location and convenient access, customer service, product selection and price. We believe continued consolidation of the drugstore industry and continued new store openings will further increase competitive pressures in the industry.

Marketing and Advertising

In fiscal 2003, marketing and advertising expense was $242.0 million, which was spent primarily on nationwide weekly advertising circulars. We have implemented various programs that are designed to improve our image with customers. These include several customer events, including our Rite Aid Health and Beauty Expos. Our front-end and prescription suppliers are invited to participate in these events by displaying, demonstrating and sampling their products and services in exhibit booths. We continue to implement programs that are specifically directed to our pharmacy business. These include an increased focus on attracting and retaining managed care customers and partnering with the major drug suppliers to provide discount cards to senior citizens.

Associates

We believe that our relationships with our associates are good. As of March 1, 2003, we had approximately 72,000 associates, 13% of which were pharmacists, 44% of which were part-time and 36% of which were unionized. There is a national shortage of pharmacists. We have implemented various associate incentive plans, including the implementation of a stock option plan for field associates, in order to attract and retain qualified pharmacists. We are also implementing an initiative to increase recruitment of pharmacists in hard to staff areas.

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

Seasonality

We experience moderate seasonal fluctuations in our results of operations concentrated in the fourth fiscal quarter as the result of the concentration of the holidays. We tailor certain front-end merchandise to capitalize on holidays and seasons. We increase our inventory levels during our third fiscal quarter in anticipation of the seasonal fluctuations described above. Our results of operations in the fourth and first fiscal quarter may fluctuate based upon the timing and severity of the cold and flu season, both of which are unpredictable.

Regulation

Our business is subject to various federal and state regulations. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 ("OBRA") and comparable state regulations, our pharmacists are required to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effect.

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

Our pharmacy business is subject to patient privacy and other obligations, including corporate, pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act. As a covered entity, we are required to implement privacy standards, train our associates on the permitted uses and disclosures of protected health information, provide a notice of privacy practice to our pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of protected health information. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.

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

Available Information

Our investor relations website is www.riteaid.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as soon as practical after we file these reports with the SEC.

Item 2.    Properties

We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease a 100,000 square foot building near Harrisburg, Pennsylvania for use by additional administrative personnel. We lease 3,133 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

As of March 1, 2003, we operated 3,404 retail drugstores. The overall average selling square feet of each store in our chain is 11,100 square feet. The overall average total square feet of each store in our chain is 12,700. The stores on the east coast average 8,700 selling square feet per store (9,600 average total square feet per store). The central stores average 9,500 selling square feet per store (10,200 average total square feet per store). The west coast stores average 16,800 selling square feet per store (20,600 average total square feet per store).

The table below identifies the number of stores by state as of March 1, 2003:

State	Store Count
Alabama	118
Arizona	3
California	584
Colorado	29
Connecticut	36
Delaware	26
District of Columbia	8
Georgia	49
Idaho	20
Indiana	9
Kentucky	117
Louisiana	87
Maine	80
Maryland	138
Michigan	323
Mississippi	32
Nevada	35
New Hampshire	39
New Jersey	167
New York	389
Ohio	237
Oregon	70
Pennsylvania	351
Tennessee	47
Utah	27
Vermont	12
Virginia	134
Washington	134
West Virginia	103
Total	3,404

Our stores have the following attributes at March 1, 2003:

Attribute	Number	Percentage
Freestanding	1,833	54%
Drive through pharmacy	1,281	38%
One-hour photo development department	2,355	69%
GNC stores-within a Rite Aid-store	966	28%

We operate the following distribution centers and overflow storage locations, which we own or lease as indicated:

Location	Owned or Leased	Approximate Square Footage
Rome, New York	Owned	291,000
Utica, New York (1)	Leased	172,000
Poca, West Virginia	Owned	264,000
Dunbar, West Virginia (1)	Leased	109,000
Perryman, Maryland (2)	Leased	885,000
Tuscaloosa, Alabama	Owned	238,000
Cottondale, Alabama (1)	Leased	155,000
Pontiac, Michigan	Owned	362,000
Woodland, California	Owned	521,300
Woodland, California (1)	Leased	200,000
Wilsonville, Oregon	Leased	518,000
Lancaster, California (2)	Leased	917,000

(1)	Overflow storage locations.
(2)	These properties will be repurchased upon completion of the new senior secured credit facility which we expect to have in place by the end of May 2003.

The original terms of the leases for our distribution centers range from five to 22 years. In addition to minimum rental payments, certain distribution centers require tax reimbursement, maintenance and insurance. Most leases contain renewal options, some of which involve rent increases. Although from time to time, we may be near capacity at some of our distribution facilities, particularly at our older facilities, we believe that the capacity of our facilities is adequate for the foreseeable future.

We also own a 52,200 square foot ice cream manufacturing facility located in El Monte, California.

On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, under performing or otherwise deemed unsuitable. When we reduce in size, close or relocate a store, we often continue to have leasing obligations. We attempt to sublease this space. As of March 1, 2003, we subleased 5,278,700 square feet of space and an additional 4,296,200 square feet of space in closed or relocated stores was not subleased.

Item 3.    Legal Proceedings

We are party to numerous legal proceedings, as described below.

Federal investigations

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to former management. We are cooperating fully with the United States Attorney. We have begun settlement discussions with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against us if we enter into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on our financial condition and results of operations. We have recorded an accrual of $20.0 million in connection with the resolution for these matters; however, we may incur charges in excess of that amount and we are unable to estimate the possible range of loss. We will continue to evaluate our estimate and to the extent that additional information arises or our strategy changes, we will adjust our accrual accordingly.

These investigations and settlement discussions are ongoing and we cannot predict their outcomes. If we were convicted of any crime, certain licenses and government contracts such as Medicaid plan reimbursement agreements that are material to our operations may be revoked, which would have a material adverse effect on our results of operations, financial condition or cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against us, including a settlement, could also have a material adverse effect on our results of operations, financial condition or cash flows.

The investigations conducted by the U.S. Department of Labor and by an independent trustee of matters related to our employee benefits plans have been concluded. In addition, the class action lawsuit filed on behalf of the plans and their participants in the United States District Court for the Eastern District of Pennsylvania has been settled. Under the agreement, our insurance companies paid $5.5 million and in November 2002 we paid $4.0 million into a settlement fund for the benefit of plan participants. We also agreed to implement certain changes in the way in which we administer our employee benefit plans and to maintain the current level of benefits through December 31, 2006. On March 11, 2003, the District Court approved the settlement and dismissed the complaint with prejudice.

Stockholder litigation

Our settlement of the consolidated securities class action lawsuits brought on behalf of securityholders who purchased our securities on the open market between May 2, 1997 and November 10, 1999 (and based on the allegation that our financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented our financial position and results of operations for these periods) was approved by the United States District Court for the Eastern District of Pennsylvania by Order entered August 16, 2001. Although that Order was appealed by certain non-settling defendants (including our former auditor, KPMG, our former chief executive officer, Martin Grass, and our former chief financial officer, Frank Bergonzi), those non-settling defendants have now also settled with plaintiffs and have agreed to dismiss their appeal, which settlement has received preliminary approval by the District Court. A hearing to consider final approval of the settlement is scheduled for May 30, 2003. In accordance with the agreement settling plaintiffs' claims against us, in April 2002, we issued $149.5 million of senior secured (shareholder) notes (subsequently redeemed in February 2003) and paid $45.0 million in cash, which was fully funded by our officers' and directors' liability insurance. If the settlement does not become final, this litigation could result in a material adverse effect on the Company's results of operations, financial condition or cash flows. Several members of the class have elected to "opt-out" of the class and, as a result, they will be free to pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

A purported class action has been instituted by a stockholder against us in Delaware state court on behalf of stockholders who purchased shares of our common stock prior to March 1, 1997, and who continued to hold them after October 18, 1999, alleging claims similar to the claims alleged in the consolidated securities class action lawsuits described above. The amount of damages sought was not specified and may be material. We have filed a motion to dismiss this complaint for failure to state a claim for which relief could be granted. On December 19, 2002, the court dismissed the class action and breach of fiduciary duty claims with prejudice and the individual claims without prejudice. The plaintiffs have filed a notice of appeal in the Delaware Supreme Court.

Reimbursement Matters

We are being investigated by multiple state attorneys general for our reimbursement practices relating to partially filled prescriptions and fully filled prescriptions that are not picked up by ordering customers. We are supplying similar information with respect to these matters to the United States Department of Justice. We believe that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. We also believe that our existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. We cannot, however, predict their outcomes at this time. An individual acting on behalf of the United States of America, has filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that we defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The United States Department of Justice has intervened in this lawsuit, as is its right under the law. We have reached an agreement to settle these investigations and the lawsuit filed by the private individual for $7.2 million, which is subject to court approval. We have reserved $7.2 million against this potential liability.

These claims are ongoing and we cannot predict their outcome. If any of these cases result in a substantial monetary judgment against us or are settled on unfavorable terms, our results of operations, financial position and cash flows could be materially adversely affected.

Other

In June of 2002, the United States Attorney indicted several former executive officers on various criminal charges, including securities fraud, and one former executive officer pled guilty to charges of obstruction of an internal investigation. We currently have separation and other arrangements with some of these executives. As a result of these indictments, we ceased payments under these obligations. On December 11, 2002, we concluded our investigation of the separation and other arrangements relating to these employees, and we determined, effective December 11, 2002, that we have no binding obligation under these arrangements. Therefore, we recorded an adjustment of $27.7 million in fiscal 2003 to reverse our liability for these contractual obligations. The adjustment was recorded as a reduction in selling, general and administrative expenses.

On January 13, 2003 the Federal Trade Commission notified the Company that the investigation commenced on September 11, 2002 regarding the Company's pharmacy compliance center activities has been closed and that no further action would be taken.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange and Pacific Exchanges under the symbol "RAD." On April 26, 2003, we had approximately 15,990 record shareholders. Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2004 (through April 26, 2003)	First	3.49	2.17

2003	First	4.22	3.01
	Second	3.24	1.75
	Third	2.65	1.79
	Fourth	3.05	2.02

2002	First	9.06	5.35
	Second	9.74	7.37
	Third	8.39	4.69
	Fourth	5.06	2.06

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted-avg exercise price	Securities available for future issuance
Plans approved by shareholders	30,449	$8.13	1,304
Plans not approved by shareholders	34,227	3.57	4,677
Total	64,676		5,981

We have not declared or paid any cash dividends on our common stock since the third quarter of fiscal 2000 and we do not anticipate paying cash dividends in the foreseeable future. Our senior secured credit facility does not allow us to pay cash dividends. Some of the indentures that govern our other outstanding indebtedness also restrict our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We have not sold any unregistered equity securities during the period covered by this report that was not previously disclosed in one of our Quarterly Reports on Form 10-Q.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes appearing on pages 47-90.

	Fiscal Year Ended
	March 1, 2003 (52 weeks)	March 2, 2002 (52 weeks)	March 3, 2001 (53 weeks)(1)	February 26, 2000 (52 weeks)(1)	February 27, 1999 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$15,800,920	$15,171,146	$14,516,865	$13,338,947	$12,438,442
Costs and expenses:
Cost of goods sold, including occupancy costs	12,109,183	11,742,309	11,151,490	10,213,428	9,406,831
Selling, general and administrative expenses	3,407,569	3,382,962	3,412,442	3,651,248	3,168,363
Stock-based compensation expense (benefit)	4,806	(15,891)	45,865	(43,438)	32,200
Goodwill amortization	—	21,007	20,670	24,457	26,055
Store closing and impairment charges	135,328	251,617	388,078	139,448	195,359
Interest expense	330,020	396,064	649,926	542,028	274,826
Interest rate swap contracts	278	41,894	—	—	—
Loss on debt and lease conversions and modifications	—	154,465	100,556	—	—
Share of loss from equity investments	—	12,092	36,675	15,181	448
(Gain) on sale of assets and investments, net	(18,620)	(42,536)	(6,030)	(80,109)	—
Total cost and expenses	15,968,564	15,943,983	15,799,672	14,462,243	13,104,082

Loss from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change	(167,644)	(772,837)	(1,282,807)	(1,123,296)	(665,640)
Income tax expense (benefit)	(41,940)	(11,745)	148,957	(8,375)	(216,941)
Loss from continuing operations before extraordinary items and cumulative effect of accounting change	(125,704)	(761,092)	(1,431,764)	(1,114,921)	(448,699)
Income (loss) from discounted operations, net of income tax expense (benefit) of $13,846, $30,903, and $(5,925)	—	—	11,335	9,178	(12,823)
Loss on disposal of discontinued operations, net of income tax benefit of $734	—	—	(168,795)	—	—
Extraordinary item, gain (loss) on early extinguishment of debt, net of income taxes of $0	13,628	(66,589)	—	—	—
Cumulative effect of accounting change, net of income tax benefit of $18,200	—	—	—	(27,300)	—
Net loss	$(112,076)	$(827,681)	$(1,589,224)	$(1,133,043)	$(461,522)
Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.31)	$(1.68)	$(5.15)	$(4.34)	$(1.74)
Income (loss) from discontinued operations	—	—	(0.50)	0.04	(0.05)
Income (loss) from extraordinary item	0.03	(0.14)	—	—	—
Cumulative effect of accounting change	—	—	—	(0.11)	—
Net loss per share	$(0.28)	$(1.82)	$(5.65)	$(4.41)	$(1.79)
Year-End Financial Position:
Working capital (deficit)	$1,676,889	$1,580,218	$1,955,877	$752,657	$(892,115)
Property, plant and equipment (net)	1,868,579	2,096,030	3,041,008	3,445,828	3,328,499
Total assets	6,133,515	6,491,759	7,913,911	9,845,566	9,778,451
Total debt (2)	3,862,628	4,056,468	5,894,548	6,612,868	5,922,504
Redeemable preferred stock	19,663	19,561	19,457	19,457	23,559
Stockholders' equity (deficit)	(112,329)	9,616	(354,435)	432,509	1,339,617

	Fiscal Year Ended
	March 1, 2003 (52 weeks)	March 2, 2002 (52 weeks)	March 3, 2001 (53 weeks)(1)	February 26, 2000 (52 weeks)(1)	February 27, 1999 (52 weeks)
	(Dollars in thousands, except per share amounts)
Other Data:
Cash flows from continuing operations provided by (used in):
Operating activities	$305,383	$16,343	$(704,554)	$(623,098)	$278,947
Investing activities	(72,214)	342,531	677,653	(504,112)	(2,705,043)
Financing activities	(211,903)	(107,109)	(64,324)	905,091	2,660,341
Capital expenditures	116,154	187,383	141,504	641,070	1,314,423
Cash dividends declared per common share	$0	$0	$0	$.3450	$.4375
Basic weighted average shares	515,129,000	474,028,000	314,189,000	259,139,000	258,516,000
Diluted weighted average shares	515,129,000	474,028,000	314,189,000	259,139,000	258,516,000
Number of retail drugstores	3,404	3,497	3,648	3,802	3,870
Number of associates	72,000	75,000	75,500	77,300	89,900

(1)	PCS was acquired on January 22, 1999. On October 2, 2000, we sold PCS. Accordingly, our Pharmacy Benefit Management ("PBM") segment is reported as a discontinued operation for all periods presented. See note 21 of the notes to the consolidated financial statements.
(2)	Total debt includes capital lease obligations of $176.2 million, $182.6 million, $1.1 billion, $1.1 billion, and $1.1 billion as of March 1, 2003, March 2, 2002, March 3, 2001, February 26, 2000, and February 27, 1999, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net loss for fiscal 2003 was $112.1 million, compared to $827.7 million in fiscal 2002 and $1,589.2 million in fiscal 2001. Reasons for the substantial improvement in our results in fiscal 2003 are described in more detail in the Results of Operations and Liquidity and Capital Resources sections of Item 7. However, some of the key factors that impacted this improvement are summarized as follows:

Productivity of Existing Store Base.    Our strategy is to focus on improving the productivity of our existing store base. We have focused our efforts on improving the productivity of our stores by implementing programs to drive prescription count growth, improving the consistency and focus of our marketing efforts, improving our product categories to offer more personalized products and service to our customers, increasing our mix of private brand and generic drug sales, developing programs that are specifically directed toward improving our pharmacy service and implementing associate programs that create compensatory and other incentives for associates to provide customers with better service. We believe that our improvements in revenues, gross margin as a percentage of sales and selling, general and administrative costs (SG&A) as a percent of sales that are detailed in the Results of Operations section are a direct result of our success in implementing the strategy of improving the productivity of our stores, evidenced by a rise in average revenue per store from $4.3 million in fiscal 2002 to $4.6 million in fiscal 2003.

Debt Refinancing.    In fiscal 2001 and 2002, we took several steps to reduce our debt load and improve our leverage. The most significant item was a substantial refinancing in fiscal 2002, which extended the maturity of the majority of our debt, converted a portion of our debt to equity and rescinded purchase options on certain sale-leaseback leases, resulting in their reclassification from capital leases to operating leases. These activities resulted in aggregate charges of $221.1 million in fiscal 2002. In fiscal 2001, we converted a portion of our debt to equity, which resulted in charges of $100.6 million. These steps have enabled us to reduce our debt from $6.6 billion as of February 26, 2000 to $3.9 billion as of March 1, 2003, and to extend the maturity of the majority of our debt to 2005 and beyond.

Divestiture of Non-Core Businesses.    During the past three years, we have divested our investments in non-core operations. These divestitures were necessary to enable us to focus on our core business of operating retail drug stores and resulted in significant charges or credits in the periods presented. These transactions are described below.

On October 2, 2000, we sold PCS, our PBM segment, to Advance Paradigm (now AdvancePCS). The selling price of PCS consisted of $710.5 million in cash, $200.0 million in principal amount of AdvancePCS 11% promissory notes and AdvancePCS equity securities. Accordingly, the PBM segment is presented as a discontinued operation in the fiscal 2001 financial statements and the operating income of the PBM segment through October 2, 2000, the date of sale, is reflected separately from the income from continuing operations. The loss on the disposal of the PBM segment was $168.8 million, which was recorded in fiscal 2001. Also recorded in fiscal 2001 was an increase to the tax valuation allowance and income tax expense of $146.9 million related to this disposal.

In March 2001, we sold our investment in AdvancePCS equity securities for $284.2 million, resulting in a gain of $53.2 million, which was recorded in fiscal 2002. Additionally, AdvancePCS repurchased the 11% promissory notes for $200.0 million, plus accrued interest.

In July 1999, we purchased shares of drugstore.com, an on-line pharmacy, and entered into an agreement to provide access to our networks of pharmacies and third party providers, advertising commitments and exclusivity agreements. During fiscal 2001, we recorded impairment charges of $112.1 million to write-down our investment in drugstore.com, based upon declines in the market value of drugstore.com stock which we concluded were other than temporary. In January 2002, April 2002 and May 2002, we sold our shares of drugstore.com, and as of March 1, 2003 have no investment in drugstore.com. We recorded gains from these sales of $15.8 million and $4.4 million in fiscal 2003 and 2002, respectively.

Closure of Under-Performing Stores.    In fiscal 2003, 2002 and 2001, we performed a rigorous review of underperforming stores, and, based on these reviews, decided to close 40, 116 and 144 stores in fiscal 2003, 2002 and 2001, respectively. As a result of these reviews, we have recorded store closing and related impairment charges of $135.3 million, $251.3 million and $271.9 million in fiscal 2003, 2002 and 2001, respectively. We believe that these closures were necessary to improve the productivity of our remaining store base and to eliminate underperforming stores. As part of our ongoing business activities, we will continue to assess stores for potential closure. There can be no assurance that other such actions may not be required in the future, or that such actions would not have a material adverse effect on our operating results for the period in which we take those actions.

Substantial Investigation Expenses.    We have incurred substantial expenses in connection with defense against litigation related to prior management's business practices and the defense of prior management. In fiscal 2001, we also incurred expenses in connection with the process of reviewing and reconciling our books and records, restating our 1998 and 1999 financial statements, investigating our prior accounting practices, preparing our financial statements and defending our company in pending investigations. We incurred $20.7 million in fiscal 2003, $17.5 million in fiscal 2002, and $82.1 million in fiscal 2001. We expect to incur approximately $20.0 million in fiscal 2004, and expect to continue to incur significant legal and other expenses until the resolution of the U.S. Attorney's case against certain of our former executive officers and the investigation of certain other matters.

Dilutive Equity Issuances.    At March 1, 2003, 515.1 million shares of common stock were outstanding and an additional 174.7 million shares of common stock were issuable related to outstanding stock options, convertible notes and preferred stock.

Our 174.7 million shares of common stock potentially issuable consist of the following:

(Shares in thousands)
Strike price	Outstanding Stock Options (a)	Convertible Notes (b)	Preferred Stock	Total
	(Shares in thousands)
$5.50 and under	54,633	—	71,583	126,216
$5.51 to $7.50	1,260	38,462	—	39,722
$7.51 and over	8,783	—	—	8,783
Total issuable shares	64,676	38,462	71,583	174,721

(a)	The exercise of these options would provide cash of $323.9 million.
(b)	The conversion of these notes to equity would reduce the principal amount of debt by $250.0 million.

Working Capital.    We generally finance our inventory and capital expenditure requirements with internally generated funds and borrowings. We expect to use borrowings to finance inventories and to support our continued growth. The majority of our front-end sales are in cash. Third-party payors, which typically settle in fewer than 30 days, accounted for 92.7% of our pharmacy sales and 58.5% of our revenues in fiscal 2003.

Industry Trends.    We believe pharmacy sales in the United States will increase at least 30% over the next three years based upon studies published by pharmacy benefit management companies and the Congressional Budget Office. This anticipated growth is expected to be driven by the "baby boom" generation entering their fifties, the increasing life expectancy of the American population, the introduction of several new drugs and inflation. The retail drugstore industry is highly fragmented and has been experiencing consolidation. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. We expect to continue to compete on the basis of service and convenience, and therefore, will continue to focus on programs designed to improve our image with customers. Prescription drug sales continue to represent a greater portion of our business due to the general aging of the population, the use of pharmaceuticals to treat a growing number of healthcare problems and the introduction of a number of successful new prescription drugs. In addition, sales of generic pharmaceuticals continue to grow as a percentage of total prescription drug sales. The growth rate of prescription drug sales has also been impacted by factors such as the increased sales of lower-priced generic pharmaceuticals and slower introductions of successful new prescription drugs. In fiscal 2003 92.7% of our pharmacy sales were to third-party payors. Some third-party payors, especially state sponsored Medicaid agencies, have recently evaluated and reduced certain reimbursement levels. Also, modifications to the Medicare program are being studied that would expand coverage of prescription drugs. If third-party payors, including state sponsored Medicaid agencies, further reduce their reimbursement levels or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales would be reduced and the profitability of our business could be adversely affected.

Results of Operations

Revenue and Other Operating Data

	Year Ended
	March 1, 2003 (52 Weeks)	March 2, 2002 (52 Weeks)	March 3, 2001 (53 Weeks)
	(Dollars in thousands)
Revenues	$15,800,920	$15,171,146	$14,516,865
Revenue growth	4.2%	4.5%	8.8%
Same store sales growth	6.7%	8.3%	9.1%
Pharmacy sales growth	7.2%	9.6%	8.7%
Same store pharmacy sales growth	9.7%	11.4%	10.9%
Pharmacy as a % of total sales	63.2%	61.3%	59.5%
Third-party sales as a % of total pharmacy sales	92.7%	92.0%	90.3%
Front-end sales (decline) growth	(0.6)%	1.9%	3.8%
Same store front-end sales growth	1.9%	3.6%	6.5%
Front-end as a % of total sales	36.8%	38.7%	40.5%
Store data:
Total stores (beginning of period)	3,497	3,648	3,802
New stores	3	7	9
Closed stores	(97)	(168)	(163)
Store acquisitions, net	1	10	—
Total stores (end of period)	3,404	3,497	3,648
Remodeled stores	138	64	98
Relocated stores	12	22	63

Note:	Except for revenue growth, all percentages in the above table are based on a comparable 52 week period.

Revenues

The 4.2% growth in revenues for fiscal 2003 was driven by pharmacy sales growth of 7.2%, offset slightly by a front-end sales decline of 0.6%. The decline in front-end sales was a direct result of closing 97 stores in fiscal 2003, partially offset by front-end same store sales growth of 1.9%.

Fiscal 2003 pharmacy same store sales increased by 9.7%, due to increases in both prescriptions filled and sales price per prescription. Factors contributing to our pharmacy same store sales increase include inflation, improved attraction and retention of managed care customers, our increased focus on pharmacy initiatives, such as predictive refill, and favorable industry trends. These trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems and the introduction of a number of successful new prescription drugs. These favorable factors were partially offset by the increase in generic sales mix, a reduction in hormone replacement therapy prescriptions and the impact of a less severe flu season than in the prior year.

Fiscal 2003 front-end same store sales increased 1.9%, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins and improved assortments.

Fiscal 2002 (52 weeks) revenues increased 4.5% over fiscal 2001 (53 weeks). Excluding the extra week, revenues would have increased 6.5%, driven by increases of 1.9% in front-end and 9.5% in pharmacy. Same store sales growth for fiscal 2002 was 8.3% (pharmacy of 11.4% and front-end of 3.6%). As fiscal 2001 was a 53 week year, same store sales are calculated by comparing the 52 week period ended March 2, 2002 with the 52 week period ended March 3, 2001.

Fiscal 2002 pharmacy sales led sales growth due to an increase in both prescriptions filled (on a comparable 52 week basis) and sales price per prescription. Factors contributing to our pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, our reduced cash pricing, our increased focus on pharmacy initiatives, such as predictive refill, and favorable industry trends. These trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems, and the introduction of a number of successful new prescription drugs.

Front-end fiscal 2002 sales also increased. The increase was primarily a result of increased sales volume due to improved assortments, lower prices on key items and distributing a nationwide weekly advertising circular.

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

Costs and Expenses

	Year Ended
	March 1, 2003 (52 Weeks)	March 2, 2002 (52 Weeks)	March 3, 2001 (53 Weeks)
	(Dollars in thousands)
Cost of goods sold, including occupancy costs	$12,109,183	$11,742,309	$11,151,490
Gross profit	3,691,737	3,428,837	3,365,375
Gross margin	23.4%	22.6%	23.2%
Selling, general and administrative expenses	$3,407,569	$3,382,962	$3,412,442
Selling, general and administrative expenses as a percentage of revenues	21.6%	22.3%	23.5%
Stock-based compensation expense (benefit)	$4,806	$(15,891)	$45,865
Goodwill amortization	—	21,007	20,670
Store closing and impairment charges	135,328	251,617	388,078
Interest expense	330,020	396,064	649,926
Interest rate swap contracts	278	41,894	—
Loss on debt and lease conversions and modifications	—	154,465	100,556
Share of loss from equity investments	—	12,092	36,675
Gain on sale of assets and investments, net	(18,620)	(42,536)	(6,030)

Cost of Goods Sold

Gross margin was 23.4% for fiscal 2003 compared to 22.6% in fiscal 2002. Gross margin was positively impacted by improvements in pharmacy margin, driven by increased generic mix and improved third party reimbursements. Gross margin was also positively impacted by a decrease in the LIFO provision, due to a lower rate of inflation, and flat occupancy expense on a higher sales base. Although front-end margin rate was flat, the lower mix of front-end sales caused a decline in front-end margin contribution, which partially offset the positive pharmacy margin contribution.

Gross margin was 22.6% for fiscal 2002 compared to 23.2% in fiscal 2001. Gross margin was negatively impacted by the continuing trend of a shift in sales mix from front-end to pharmacy, inflation, increased third party reimbursed prescription sales as a percent of total prescription sales, and lower cash prices on pharmacy sales. Additionally, we incurred $31.4 million in inventory liquidation losses related to our closed stores compared to the $17.5 million incurred in fiscal 2001. Also negatively impacting gross margin were higher LIFO costs, higher shrink costs and the reclassification of certain leases from capital to operating in connection with the June 2001 refinancing, which caused an increase in fiscal 2002 occupancy costs. Partially offsetting these items was an increase in gross margin on front-end merchandise driven by increased markdown support from vendors, improvements in returns losses and lower depreciation expense.

We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO charge was $19.7 million in fiscal 2003, $69.3 million in fiscal 2002, and $40.7 million in fiscal 2001.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for fiscal 2003 includes $20.7 million incurred primarily to defend against litigation related to prior management's business practices and to defend prior management. SG&A for fiscal 2003 also includes net charges of $9.1 million related to litigation. Offsetting these items is a net credit of $27.7 million related to the elimination of severance liabilities for former executives.

SG&A expenses for fiscal 2002 include $17.5 million incurred to defend against litigation related to prior management's business practices and to defend prior management. Also included in SG&A expense for fiscal 2002 is a charge of $8.8 million to terminate an exclusivity contract with a certain vendor. Offsetting these items are net receipts of $32.0 million related to litigation and $7.1 million of expense reduction resulting primarily from senior executives releasing their rights to their non-qualified defined benefit arrangements.

After considering the items described in the previous paragraphs, SG&A was lower in fiscal 2003 than fiscal 2002 due to decreased depreciation and amortization charges resulting from a reduced store count, reduction in professional fees and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs.

SG&A expenses for fiscal 2001 were favorably impacted by credits of $40.1 million related to litigation, offset by charges of $82.1 million incurred in connection with the restatement of our historical financial statements and various governmental investigations. SG&A was lower in fiscal 2002 than fiscal 2001 due to decreased depreciation and amortization charges resulting from a reduced store count and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs and higher advertising costs.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
	(Dollars in thousands)
Impairment charges	$69,508	$157,962	$214,224
Store and equipment lease exit charges	65,820	93,303	57,668
Impairment of investments	—	352	116,186
	$135,328	$251,617	$388,078

Impairment Charges

In fiscal 2003, 2002 and 2001, store closing and impairment charges include non-cash charges of $69.5 million, $158.0 million and $214.2 million, respectively, for the impairment of long-lived assets (including allocable goodwill for fiscal 2002 and 2001) at 262, 365 and 495 stores, respectively. These amounts include the write-down of long-lived assets to estimated fair value at stores that were assessed for impairment as part of our on-going review of the performance of our stores or management's intention to relocate or close the store.

Store and Equipment Lease Exit Charges

In fiscal 2003, 2002 and 2001, we recorded charges for 40, 116 and 144 stores, respectively, to be closed or relocated under long-term leases. Charges incurred to close a store, which principally consist of lease termination costs, are recorded at the time management commits to closing the store, which is the date that the closure is formally approved by senior management, or in the case of a store to be relocated, the date the new property is leased or purchased. Effective January 1, 2003, we adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Pursuant to the adoption of SFAS 146, we now record costs to close the store at the time the store is closed and all inventory is liquidated. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. Also included in store and equipment lease exit costs are charges of $1.3 million incurred in fiscal 2002 related to the early termination of an equipment lease.

Impairment of Investments

We had an investment in the common stock of drugstore.com, which was accounted for under the equity method. The initial investment was valued based upon the initial public offering price for drugstore.com. During fiscal 2001, we recorded an impairment of our investment in drugstore.com of $112.1 million. This write-down was based upon a decline in the market value of drugstore.com's stock that we believed to be other than temporary. Additionally, we recorded impairment charges of $4.1 million in fiscal 2001 for other investments.

Interest Expense

Interest expense was $330.0 million in fiscal 2003 compared to $396.1 million in fiscal 2002. Interest expense for fiscal 2003 decreased from fiscal 2002 due to the reduction of debt resulting from the retirement and repurchase of certain notes, and the reduction in LIBOR rates, which reduced our interest rate on the senior secured credit facility.

Interest expense was $396.1 million in fiscal 2002 compared to $649.9 million in fiscal 2001. Interest expense for fiscal 2002 decreased from 2001 due to the reduction of debt resulting from the sale of PCS, debt for equity exchanges and the June 2001 refinancing, which included the relinquishment of certain renewal options on real estate leases that resulted in a reclassification from capital leases to operating leases.

The annual weighted average interest rates on our indebtedness in fiscal 2003, fiscal 2002 and fiscal 2001 were 7.3%, 8.2% and 8.2% respectively.

Interest Rate Swap Contracts

We entered into two year interest rate swap contracts in June and July of 2000 to hedge the exposure to increasing rates with respect to our variable rate debt. As a result of the June 2001 refinancing, the interest rate swap contracts no longer qualified for hedge accounting treatment, and therefore the changes in fair value of these interest rate swap contracts were required to be recorded as components of net loss. Accordingly, we recognized an initial charge of $31.0 million and subsequent changes in the market value of the interest rate swaps of $10.4 million, inclusive of cash payments, which resulted in a charge of $41.9 million for fiscal 2002. Changes in market value of the interest rate swaps in fiscal 2003 were not significant. These contracts expired and were fully funded during fiscal 2003 and have not been renewed. Correspondingly, there is no termination liability as of March 1, 2003.

Income Taxes

We had net losses in fiscal 2003, fiscal 2002 and fiscal 2001. A tax benefit of $41.9 million, a benefit of $11.7 million and expense of $149.0 million have been recorded for fiscal 2003, 2002 and 2001, respectively. The fiscal 2003 benefit resulted primarily from a federal law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five. The fiscal 2002 benefit is primarily due to the favorable outcome of federal income tax litigation. The fiscal 2001 expense is primarily due to the increase in the income tax valuation allowance caused by the sale of PCS. The benefit of the net operating loss carryforwards ("NOLs") generated in each period has been fully offset by a valuation allowance as a result of management's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

We have undergone an ownership change for statutory tax purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. We believe that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

During fiscal 2003, we received federal income tax refunds in the amount of $68.7 million based on the favorable outcome of federal income tax litigation and tax law changes permitting the five-year carryback of NOL's.

Other Significant Charges

In addition to the matters discussed above, our results in fiscal 2003, 2002 and 2001 have been impacted by other significant charges. We recorded losses of $12.1 million and $36.7 million in fiscal 2002 and 2001, respectively, representing our share of drugstore.com losses. We recorded $154.5 million and $100.6 million in fiscal 2002 and 2001, respectively, for losses on debt and lease conversions and modifications and extraordinary gains of $13.6 million and extraordinary losses of $66.6 million in fiscal 2003 and fiscal 2002, respectively, relating to early extinguishment of debt. We recorded stock-based compensation expense (benefit) of $4.8 million, ($15.9) million and $45.9 million in fiscal 2003, 2002 and 2001, respectively, resulting primarily from the impact of applying variable plan accounting to several of our stock-based compensation plans. We recorded a gain of $15.8 million in fiscal 2003 resulting from the sale of our investment in drugstore.com. We also recorded a gain of $53.2 million in fiscal 2002 resulting from the sale of AdvancePCS securities. In fiscal 2001, we recorded a net loss of $168.8 million on the disposal of the PBM segment.

Liquidity and Capital Resources

Recent Changes to our Capital Structure and Proposed New Credit Facility

In February 2003, we issued $300.0 million aggregate principal amount of our 9.5% senior secured notes due 2011. In April 2003, we issued $360.0 million aggregate principal amount of our 8.125% senior secured notes due 2010. The 9.5% notes and the 8.125% notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of our other unsecured, unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by our subsidiaries that guarantee our obligations under our senior credit facility. The guarantees are secured, subject to permitted liens, by shared second priority liens granted by our subsidiary guarantors on all of their assets that secure our obligations under the senior credit facility, subject to certain exceptions. The indentures governing the senior secured notes contain customary covenant provisions that, among other things, include limitations on our ability to pay dividends or make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale leaseback transactions.

In connection with the offering of the 9.5% senior secured notes and other debt retirement activities through April 30, 2003:

•	We redeemed all $149.5 million aggregate principal amount of our senior secured (shareholder) notes due 2006 prior to March 1, 2003;
•	We retired $118.6 million of our 6.0% fixed-rate senior notes due 2005, prior to March 1, 2003;
•	We retired $15.0 million of our 7.125% notes due 2007 prior to March 1, 2003;
•	We retired an additional $40.3 million of our 7.125% notes due 2007 subsequent to March 1, 2003; and
•	We retired an additional $33.2 million of our 6.0% fixed-rate senior notes due 2005 subsequent to March 1, 2003

Separately, in March 2003, we made a scheduled principal payment of $7.5 million under our senior secured credit facility.

We used a portion of the proceeds of the 8.125% senior secured notes to repay approximately $252.4 million of our term loan under our senior secured credit facility. The remaining $92.4 million will be used for general corporate purposes, which may include capital expenditures and debt repurchases. In connection with the insurance of the 8.125% senior secured notes, we also permanently reduced our borrowing capacity under our revolving credit facility by the amount of the remainder of the net proceeds.

The following table sets forth our cash and debt at April 30, 2003, following the completion of the transactions described above:

April 30, 2003
(in thousands)
Cash	$371,194
Long-term debt, including current portion:
Secured Debt:
Senior credit facility:
Revolver	$—
Term Loan	1,112,570
12.5% senior secured notes due 2006	146,168
9.5% senior secured notes due 2011	300,000
8.125% senior secured notes due 2010	355,277
Other secured debt	6,179
1,920,194
Lease Financing Obligations	175,108
Unsecured Debt:
6.0% dealer remarketable securities due 2003	58,125
6.0% fixed-rate senior notes due 2005	42,685
7.265% senior notes due 2005	198,000
4.75% convertible notes due 2006	244,750
7.125% senior notes due 2007	294,634
6.125% fixed-rate senior notes due 2008	150,000
11.25% senior notes due 2008	150,000
6.875% senior debentures due 2013	200,000
7.7% notes due 2027	300,000
6.875% fixed-rate senior notes due 2028	150,000
1,788,194
Total debt	$3,883,496

In April 2003, we announced that we intend to replace our existing senior secured credit facility with a new $2.0 billion senior secured credit facility that will consist of a $1.15 billion term loan and a $850 million revolving credit facility that will mature in April 2008. Our obligations under the proposed new senior secured credit facility will be guaranteed by substantially all of our wholly owned subsidiaries that guarantee our obligations under our existing senior credit facility. These subsidiary guarantees will be secured by a first priority security interest in substantially the same collateral that secures the guarantees under our existing senior credit facility and will secure the guarantees of the notes on a second priority basis. The proceeds of the new senior secured credit facility will be used to repay outstanding amounts under our existing credit facility, to refinance our synthetic lease, and to replace our existing revolving credit facility. Closing of the new facility is subject to negotiation of definitive documentation, successful syndication and satisfaction of customary closing conditions. We expect to enter into the new credit facility by the end of May 2003.

General

We have two primary sources of liquidity: (i) cash provided by operations and (ii) the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to provide funds available for repurchases of our publicly traded debt.

Our ability to borrow under the senior credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. On March 1, 2003, we had $410.9 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $89.1 million. As of March 1, 2003, the term loan was fully drawn. In connection with the April 2003 issuance of $360.0 million of our 8.125% senior secured notes, we agreed to reduce our revolving credit commitment under our senior credit facility by $92.4 million.

On December 23, 2002, we entered into an amendment of our senior secured credit facility to allow us to make optional repurchases of our publicly traded debt. For the period from December 23, 2002 to the end of our 2004 fiscal year, we will be permitted to utilize up to $300.0 million for optional debt repurchases, provided that we are in compliance with the capital expenditures covenant of our senior credit facility. For fiscal years after 2004, we will have an amount available for optional debt repurchases equal to the lesser of our availability under the capital expenditures covenant and a formula based upon our performance for the prior fiscal year. On February 6, 2003 we entered into an additional amendment to our senior credit facility to allow us more flexibility in making optional debt repurchases. The amendment enabled us to purchase an additional $150.5 million of our publicly traded debt with the net proceeds of additional debt issuances. The amendment also modified certain debt refinancing provisions, including extending the term that new refinancing debt must carry to at least December 31, 2008. After giving effect to these amendments, and adjusting for repurchases made since the amendment dates, we have the ability to repuchase debt of up to $255.6 million at April 30, 2003.

The senior secured credit facility, as amended, also allows us, at our option, to issue up to $1.5 billion of unsecured debt that is not guaranteed by any of our subsidiaries, reduced by the following debt to the extent incurred: (i) $150.0 million of financing transactions of existing owned real estate; (ii) $1.25 billion of additional debt secured by the facility's collateral on a second priority basis; and (iii) $100.0 million of financing transactions for property or assets acquired after June 27, 2001. The $1.5 billion of permitted debt, whether secured or unsecured, is reduced by the outstanding balances of specific debt and the synthetic lease such that, our remaining additional permitted debt under the senior secured credit facility at April 30, 2003 is $424.9 million. Our 11.25% senior notes due July 2008 also permit $150.0 million of real estate financing, $400.0 million of additional other debt and $600.0 million of additional permitted debt, which includes allowing us to increase our senior secured credit facility. As of April 30, 2003, our remaining additional permitted debt under the 11.25% senior notes due 2008, excluding availability under our senior secured credit facility, real-estate financing and after reduction for the outstanding balances of specific debt, was approximately $100.0 million. The indentures governing our 9.5% senior secured notes due 2011 and our 8.125% senior secured notes due 2010 also limit our ability to incur indebtedness.

The senior secured credit facility, as amended, requires us to meet various financial ratios and limits capital expenditures. Beginning with the 12 months ended March 1, 2003, the covenants require us to maintain a maximum leverage ratio of 8.30:1, which gradually decreases to 6.00:1 for the twelve months ending February 26, 2005. We must also maintain a minimum interest coverage ratio of 1.35:1 for the twelve months ending March 1, 2003, which gradually increases to 2.00:1 for the twelve months ending November 27, 2004. In addition, we must maintain a minimum fixed charge ratio of 1.00:1 for the twelve months ending March 1, 2003, gradually increasing to 1.10:1 for the twelve months ending August 28, 2004. Capital expenditures are limited to $150.0 million annually beginning with the twelve months ended March 1, 2003. These capital expenditure limits are subject to upward adjustment based upon availability of excess liquidity as defined in our senior secured credit facility and unused amounts from the prior fiscal year. We may also use amounts permitted for capital expenditures to make optional purchases of our publicly traded debt.

We were in compliance with the covenants of the senior secured credit facility, as amended, and our other credit facilities and debt instruments as of March 1, 2003. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt covenants.

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

2002 Refinancing

On June 27, 2001, we completed a major refinancing that extended the maturity dates of the majority of our debt to 2005 or beyond, provided additional equity, converted a portion of our debt to equity and reclassified capital leases to operating leases. The components of the refinancing are described in detail in the notes to the consolidated financial statements. Major components of the refinancing are summarized below:

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

High Yield Notes:    We issued $150.0 million of 11.25% senior notes due July 2008. These notes are unsecured and are effectively subordinate to our secured debt.

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

Other Transactions

Convertible Notes:    We issued $250.0 million of our 4.75% convertible notes due December 2006 in November 2001. These notes were issued at a 3% discount resulting in cash proceeds of $242.5 million. These notes are unsecured and are effectively subordinate to our secured debt. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion price of $6.50 per share, subject to adjustments to prevent dilution, at any time.

Retirement and Repurchases of Debt:    We retired $150.5 million of our 5.25% convertible subordinated notes due 2002 and $20.9 million of our 10.5% senior secured notes due 2002 at maturity in fiscal 2003. In addition, we repurchased $25.4 million of our 6.0% dealer remarketable securities, $118.6 million of our 6.0% fixed rate senior notes due 2005 and $15.0 million of our 7.125% notes due 2007. We repurchased $24.2 million of our 6.0% dealer remarketable securities due 2003, $1.0 million of our 10.50% notes due 2002 and $1.5 million of our 5.25% convertible subordinated notes due 2002 during fiscal 2002.

Other

Debt Maturities and Other Obligations:    The following table details the maturities of our indebtedness and lease financing obligations as of March 1, 2003, as well as other contractual cash obligations and commitments, without giving effect to the 8.125% senior secured notes issued in April 2003 or the completion of a new senior secured credit facility before the end of May 2003.

Contractual Obligations and Commitment

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long-term debt	$96,577	$1,611,859	$726,578	$1,251,428	$3,686,442
Capital lease obligations	7,138	15,752	15,173	138,123	176,186
Operating leases	569,864	1,035,310	881,240	3,694,992	6,181,406
Total contractual cash obligations	$673,579	$2,662,921	$1,622,991	$5,084,543	$10,044,034
Commitments
Lease guarantees	21,164	124,494	34,978	164,155	344,791
Outstanding letters of credit	89,071	—	—	—	89,071
Total commitments	$110,235	$124,494	$34,978	$164,155	$433,862

We lease certain distribution facilities under a synthetic lease agreement. The agreement is accounted for as an operating lease and the related operating lease payments are included in the above table. These properties will be repurchased upon expected completion of the new senior secured credit facility in May 2003. At that time, we expect that the synthetic lease will be terminated for approximately $106.9 million. Our guaranteed residual obligation of $85.5 million under the agreement is included in the table above in lease guarantees.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Cash provided by operations was $305.4 million in fiscal 2003. Cash was provided primarily through improved operating results, income tax refunds of $68.7 million and decreases in accounts receivable and inventory, which more than offset $288.0 million in interest payments and a decrease in accounts payable.

Cash provided by operations was $16.3 million in fiscal 2002. Cash was provided primarily through improved operating results, a significant reduction in interest payments and a reduction in inventory levels net of a decrease in accounts payable.

We used $704.6 million of cash to fund continuing operations in fiscal 2001. Operating cash flow was negatively impacted by $543.3 million of interest payments. Operating cash flow was also negatively impacted from an increase in current assets, primarily resulting from repurchasing $300.0 million of accounts receivable when we refinanced the accounts receivable securitization facility and a decrease in accounts payable and other liabilities.

Cash used in investing activities was $72.2 million in fiscal 2003. Cash of $104.5 million was used for the purchase of fixed assets and cash of $11.6 million was used for the purchase of prescription files. Cash of $43.9 million was provided by the disposition of fixed assets and other investments.

Cash provided by investing activities was $342.5 million for fiscal 2002. Cash was provided from the sale of our investment in AdvancePCS, less expenditures for fixed assets and prescription file purchases.

Cash provided by investing activities was $677.7 million for fiscal 2001. Cash was provided from the sale of our discontinued operations, less expenditures for fixed assets and prescription file purchases.

Cash used in financing activities was $211.9 million in fiscal 2003. The cash used consisted of the repayments of long-term debt and deferred financing fees, offset with proceeds from the issuance of bonds.

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

Capital Expenditures

We plan to make total capital expenditures of approximately $170 million during fiscal 2004, consisting of approximately $75 million related to new store construction, store relocation and store remodel projects. An additional $60 million will be dedicated to the purchase of prescription files from independent pharmacists and technology enhancements, with the remaining $35 million dedicated to improvements to distribution centers and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowings under the senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales may require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents, if required.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective March 3, 2002. SFAS No. 142 specifies that all goodwill and indefinite life intangibles shall no longer be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of SFAS No. 142. We completed the transitional assessment as of March 3, 2002, and determined that there was no impairment loss to be recognized upon adoption of SFAS No. 142. Impairment is reassessed on an annual basis.

We adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" effective March 3, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. We have determined that there was no impact on our consolidated financial position or results of operations as a result of the adoption of SFAS No. 144.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," Amendment of SFAS No. 13, "Accounting for Leases," and Technical Corrections." The provisions of SFAS No. 145 that relate to the rescission of SFAS

No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item shall be reclassified. Beginning with fiscal 2004, our financial statements for prior years with extraordinary items for the early extinguishment of debt will show such items as reclassified to operations. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and have been adopted without material impact. All other provisions of SFAS No. 145, which are effective for financial statements issued on or after May 15, 2002, have been adopted without material impact.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of the future liability related to that activity, to be classified in the same line item on the statement of operations. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted SFAS No. 146 effective January 1, 2003. This adoption impacts the timing of recognition of liabilities for exit or severance plans committed to after the adoption date, but has no impact on liabilities recorded by the Company for exit or severance costs as of December 31, 2002. Effective January 1, 2003, we record accretion of interest related to the discounting of the future liability related to that activity as a component of store closing and impairment charges on the statement of operations.

In September 2002, EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" was issued. The pronouncement addresses two issues. The first issue requires that vendor consideration received by a reseller be characterized as a reduction of cost of sales unless the consideration is either (i) a payment for assets or services delivered to the vendor, in which case the consideration should be characterized as revenue or (ii) a reimbursement of costs incurred to sell the vendor's products, in which case, the consideration should be characterized as a reduction of that cost. The requirements for this issue are to be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified period of time should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period provided the amounts are probable and reasonably estimable. This portion of the pronouncement is to be applied to all new arrangements initiated after November 21, 2002. The adoption of this pronouncement had no impact on our consolidated results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported interim and annual results. As of March 1, 2003, we have elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25. The adoption of SFAS No. 148 had no impact on our consolidated results of operations or financial position. We have adopted the disclosure requirements of SFAS No. 148.

In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees Including Guarantees of Indebtedness of Others". FIN No. 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on our financial position or results of operations. We have adopted the disclosure requirements of FIN No. 45.

In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. We plan to adopt this Interpretation in the third quarter of fiscal 2004. Upon adoption, without regard to the outcome of the announced intention to replace the existing senior secured credit facility and related activities, we will capitalize our existing synthetic lease, which will increase our fixed assets and debt balances.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for uncollectible receivables, inventory shrink, impairment, self insurance liabilities, pension benefits, lease exit liabilities, income taxes and litigation. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for uncollectible receivables:    The majority of our prescription sales are made to customers that are covered by third party payors, such as insurance companies, government agencies and employers. We carry receivables that represent the amount owed to us for sales made to customers or employees of those payors that have not yet been paid. We maintain a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions. If the financial condition of the payors were to deteriorate, resulting in an inability to make payments, then an additional reserve would be required.

Inventory:    Included in our valuation of inventory are estimates of the losses related to shrink, which occurs during periods between physical inventory counts. When estimating these losses, we consider historical loss results at specific locations as well as overall loss trends. Should actual shrink losses differ from the estimates that our reserves are based on, our operating results will be impacted.

Impairment:    We evaluate long-lived assets, including stores and excluding goodwill, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated by the store, and comparing this amount to the carrying value of the store's assets. Cash flows are calculated utilizing individual store forecasts and total company projections for the remaining estimated lease lives of the stores being analyzed. Should actual results differ from those forecasted and projected, we are subject to future impairment charges related to these facilities.

Goodwill impairment:    As disclosed in the consolidated financial statements, we have unamortized goodwill in the amount of $684.5 million. In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our test as of March 1, 2003, resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our company. Inherent in such fair value determinations are certain judgements and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

Self-insurance liabilities:    We record estimates for self-insured medical, dental, worker's compensation and general liability insurance coverage. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient, and additional expense may be recorded.

Benefit plan accrual:    We have several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. We record expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, "Employer's Accounting for Pensions". Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and rate of increase in future compensation levels. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension expense recorded for these plans.

Lease exit liabilities:    We record reserves for closed stores based on future lease commitments, anticipated ancillary occupancy costs, anticipated future subleases of properties and current risk free interest rates. If interest rates or real estate leasing markets change, reserves may be increased or decreased.

Income taxes:    We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as we have determined that it is more likely than not that we will not be able to fully utilize the NOLs. Should our assumptions regarding the utilization of these NOLs change, we may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit.

Litigation reserves:    We are involved in litigation on an on-going basis. We accrue our best estimate of the probable loss related to legal claims. Such estimates are developed in consultation with in-house and outside counsel, and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability may also change.

Factors Affecting our Future Prospects

Risks Related to Our Financial Condition

We are highly leveraged. Our substantial indebtedness will severely limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

We had, as of March 1, 2003, $3.9 billion of outstanding indebtedness and stockholders' deficit of $112.3 million. We also had additional borrowing capacity under our revolving credit facility of $410.9 million at that time (without giving effect to a $92.4 million reduction in our borrowing capacity under our revolving credit facility in connection with our April 2003 offering of our 8.125% senior secured notes), net of outstanding letters of credit of $89.1 million. Our debt obligations adversely affect our operations in a number of ways and while we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal year 2004, there can be no assurance that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt. Our earnings were insufficient to cover our fixed charges for fiscal 2003 by $217.5 million. It was also necessary for us to supplement our cash from operations with borrowings under our senior secured credit facility for fiscal 2001 and 2000.

Our high level of indebtedness will continue to restrict our operations. Among other things, our indebtedness will:

•	limit our ability to obtain additional financing;
•	limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;
•	place us at a competitive disadvantage relative to our competitors with less indebtedness;
•	render us more vulnerable to general adverse economic and industry conditions; and
•	require us to dedicate a substantial portion of our cash flow to service our debt.

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

A substantial amount of our indebtedness, including the debt outstanding under our senior secured credit facility, will mature in 2005 if we do not enter into our proposed new senior secured credit facility.

Some of our debt, including borrowings under our senior secured credit facility, is based upon variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Approximately $1.4 billion of our outstanding indebtedness (excluding our synthetic lease and without giving effect to our repayment of $252.4 million of the term loan under our senior secured credit facility in connection with our April 2003 offering of our 8.125% senior secured notes) as of March 1, 2003 bears an interest rate that varies depending upon LIBOR. If we borrow additional amounts under our senior credit facility, the interest rate on those borrowings will vary depending upon LIBOR. If LIBOR rises, the interest rates on this outstanding debt will also increase. Therefore an increase in LIBOR would increase our interest payment obligations under these outstanding loans and have a negative effect on our cash flow and financial condition.

The covenants in our outstanding indebtedness impose restrictions that may limit our operating and financial flexibility.

The covenants in the instruments that govern our outstanding indebtedness restrict our ability to:

•	incur liens and debt;
•	pay dividends;
•	make redemptions and repurchases of capital stock;
•	make loans, investments and capital expenditures;
•	prepay, redeem or repurchase debt;
•	engage in mergers, consolidations, assets dispositions, sale-leaseback transactions and affiliate transactions;
•	change our business;
•	amend certain debt and other material agreements;
•	issue and sell capital stock of subsidiaries;
•	restrict distributions from subsidiaries; and
•	grant negative pledges to other creditors.

We would expect our proposed new credit facility to include similar covenants. Moreover, if we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on terms acceptable to us.

If we obtain modifications of our agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs. In fiscal 2003, as well as in fiscal 2002 and 2001, we modified certain covenants contained in our senior secured credit facility and loan agreements. In fiscal 2000, we obtained waivers of compliance contained in our credit facilities and public indentures. In connection with obtaining these modifications and waivers, we paid significant fees and transaction costs.

Risks Related to Our Operations

Major lawsuits have been brought against us and certain of our subsidiaries, and there are currently pending both civil and criminal investigations by the United States Attorney. In addition to any fines or damages that we might have to pay, any criminal conviction against us may result in the loss of licenses and contracts that are material to the conduct of our business, which would have a negative effect on our results of operations, financial condition and cash flows.

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

There are currently pending both civil and criminal governmental investigations by the United States Attorney concerning our operations under prior management and other matters. Settlement discussions have begun with the United States Attorney of the Middle District of Pennsylvania, who has proposed that the government would not institute any criminal proceeding against us if we enter into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on our financial condition and results of operations. We have recorded an accrual of $20.0 million in fiscal 2003 in connection with the resolution of these matters; however, we may incur charges in excess of that amount and we are unable to estimate the possible range of loss. We will continue to evaluate our estimate and to the extent that additional information arises or our strategy changes, we will adjust our accrual accordingly.

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

We obtain approximately 90% of our pharmaceutical products from a single supplier, McKesson, pursuant to a contract that runs until April 2004. Pharmacy sales represented approximately 63.2% of our total sales during fiscal 2003, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson would make it difficult for us to continue to operate our business, and would have a material adverse effect on our results of operations, financial condition and cash flows.

We need to continue to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot continue to effectively implement our business strategy or if our strategy is negatively affected by general economic conditions.

Our operations during fiscal 2000 were adversely affected by a number of factors, including our financial difficulties, inventory shortages, allegations of violations of the law, including drug pricing issues, disputes with suppliers and uncertainties regarding our ability to produce audited financial statements. To improve operations, new management developed, and in fiscal 2001 began implementing and continues to implement, a business strategy to improve our stores and enhance our relationships with our customers by improving the pricing of products, providing more consistent advertising through weekly circulars, eliminating inventory shortages and out-dated inventory, strengthening our relationships with our vendors, developing programs intended to provide better customer service, purchasing prescription files and other means.

Since the beginning of fiscal 1997, we have relocated 979 stores, remodeled 608 stores, opened 476 stores and closed or sold an additional 1,404 stores. These new, relocated and remodeled stores represented approximately 60% of our total stores at March 1, 2003 . Although this substantial investment made in our store base over the last seven years has given us a modern store base, our store base has not yet achieved a level of sales productivity comparable to our major competitors. Accordingly, many of our new and relocated stores have not developed a critical mass of customers needed to achieve profitability. Our strategy is to focus on improving the productivity of our existing store base. We believe that improving the sales of existing stores is important to achieving profitability and continuing to improve operating cash flow.

If we are not successful in implementing our strategy, or if our strategy is not effective, we may not be able to continue to improve our operations. In addition, any adverse change in general economic conditions can adversely effect consumer buying practices and reduce our sales of front-end products, which are our higher margin products, and cause a proportionately greater decrease in our profitability. Failure to continue to improve operations or a decline in general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

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

On April 10, 2003 we announced that Mary F. Sammons, currently our President and Chief Operating Officer, will become our President and Chief Executive Officer effective June 25, 2003. Robert G. Miller, currently our Chairman and Chief Executive Officer, will retain the position of Chairman.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other attacks or acts of war may adversely affect the markets in which we operate, our operations and our profitability.

The attacks of September 11, 2001 and subsequent events, including the current military action in Iraq, have caused instability in the United States and other financial markets and have led, and may continue to lead, to further armed hostilities, prolonged military action in Iraq or further acts of terrorism in the United States or abroad, which could cause further instability in financial markets and reduced consumer confidence. The threat of terrorist attacks, the current military action in Iraq and other related developments may adversely affect prevailing economic conditions, resulting in reduced consumer spending and reduced sales in our stores. These developments will subject us to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

Risks Related to Our Industry

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores and mail order pharmacies. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. Because many of our stores are new, their ability to achieve profitability depends on their ability to achieve a critical mass of customers. While customer growth is often achieved through purchases of prescription files from existing pharmacies, our ability to achieve this critical mass through purchases of prescription files could be confined by liquidity constraints. Although in the recent past, our competitiveness has been adversely affected by problems with inventory shortages, uncompetitive pricing and customer service, we have taken steps to address these issues. We believe that the continued consolidation of the drugstore industry and additional store openings will further increase competitive pressures in the industry. As competition increases, a significant increase in general pricing pressures could occur, which would require us to increase our sales volume and to sell higher margin products and services in order to remain competitive. We cannot assure you that we will be able to continue effectively to compete in our markets or increase our sales volume in response to further increased competition.

Changes in third-party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on our business.

Sales of prescription drugs, as a percentage of sales, and the percentage of prescription sales with third parties, have been increasing and we expect them to continue to increase. In fiscal 2003, sales of prescription drugs represented 63.2% of our sales and 92.7% of all of the prescription drugs that we sold were with third party payors. During fiscal 2003, the top five third-party payors accounted for approximately 29% of our total sales. Any significant loss of third-party provider business could have a material adverse effect on our business and results of operations. Also, these third-party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, we may be reimbursed for some prescription drugs at prices lower than our current reimbursement levels. In fiscal 2003, approximately 11% of our revenues were from state sponsored Medicaid agencies. There have been a number of recent proposals and enactments by various states to reduce Medicaid reimbursement levels in response to budget problems, some of which propose to reduce reimbursement levels in the applicable states significantly, and we expect other similar proposals in the future. If third-party payors reduce their reimbursement levels or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales would be reduced, and the profitability of our business and our results of operations, financial condition or cash flows could be adversely affected.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.

Our pharmacy business is subject to federal, state and local regulation. These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties and could adversely affect the continued operation of our business. Furthermore, our pharmacies could be affected by federal and state reform programs, such as healthcare reform initiatives which could, in turn, negatively affect our business. The passing of these initiatives or any new federal or state programs could adversely affect our results of operations, financial condition or cash flows.

Our pharmacy business is subject to the patient privacy and other obligations including corporate, pharmacy and associate responsibility, imposed by the Health Insurance Portability and Accountability Act. As a covered entity, we are required to implement privacy standards, train our associates on the permitted use and disclosures of protected health information, provide a notice of privacy practice to our pharmacy customers and permit pharmacy health customers to access and amend their records and receive an accounting of disclosures of protected health information. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.

Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions and adequacy of warnings. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance. We can offer no assurance that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self insure or we suffer reputational harm as a result of an error or omission.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 1, 2003, before giving effect to the transactions described in Item 1 – "Business—Recent Events".

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at March 1, 2003
	(dollars in thousands)
Long-term debt,
Including current portion
Fixed rate	$59,077	$2,528	$274,332	$725,887	$691	$1,251,427	$2,313,942	$2,027,603
Average interest rate	6.05%	11.50%	7.18%	7.53%	8.00%	8.14%	7.79%
Variable rate	37,500	60,000	1,275,000	—	—	—	$1,372,500	$1,372,500
Average interest rate	5.19%	5.19%	5.19%	—	—		5.19%

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

The ratings on the senior credit facility as of April 30, 2003 were BB by Standard & Poor's and B1 by Moody's. The interest rate on the variable-rate borrowings under the senior credit facility as of April 30, 2003 is LIBOR plus 3.50%.

Downgrades of our credit ratings could have an impact upon the rate on the borrowings under these credit facilities.

Changes in one month LIBOR affect our cost of borrowings because the interest rate on our variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 10% (approximately 13 basis points) as compared to the LIBOR rate of 1.31% as of March 1, 2003 our annual interest expense would change by approximately $1.8 million based upon our variable-rate debt outstanding of approximately $1,372.5 million on March 1, 2003.

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

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto are included elsewhere in this Annual Report on Form 10-K and are incorporated by reference herein. See Item 15 of Part IV.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

PART III

We intend to file with the Securities and Exchange Commission a definitive proxy statement for our 2003 Annual Meeting of Stockholders, to be held on June 25, 2003, pursuant to Regulation 14A not later than 120 days after March 1, 2003. The information called for by these Items 10, 11, 12 and 13 are incorporated by reference to that proxy statement.

Item 14.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)    Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The consolidated financial statements of the Company and reports of independent accountants identified in the following index are incorporated by reference into this report from the individual pages filed as a part of this report:

1.    Financial Statements

The following financial statements and report of independent auditors are included herein:

2.    Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3.    Exhibits

Exhibit Numbers	Description	Incorporation by Reference to
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated October 25, 1999	Exhibit 3(ii) to Form 8-K filed on November 2, 1999
3.3	Certificate of Amendment to Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Pay-in-kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3 filed on March 4, 2002
4.1	Indenture dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association, to the Indenture dated as of August 1, 1993 and Morgan Guaranty Trust Company of New York, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture dated as of September 22, 1998 by and between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6% Dealer Remarketable Securities	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-66901, filed on November 6, 1998
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings bank, to the Indenture dated September 22, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6% Dealer Remarketable Securities	Exhibit 4.3 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation by Reference to
4.5	Indenture dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.6	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.7	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.8	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer and BNY Midwest Trust Company, as trustee, related to the Company's 11 1/4% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.9	Indenture dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q filed on January 15, 2002
4.10	Indenture dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K filed on March 5, 2003
4.11	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, the Subsidiary Guarantors named therein, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Filed herewith
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K filed on May 21, 2001
10.4	Rite Aid Corporation Special Deferred Compensation Plan*	Exhibit 10.21 to Form 10-K filed on July 11, 2000

Exhibit Numbers	Description	Incorporation by Reference to
10.5	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller dated as of December 5, 1999*	Exhibit 10.1 to Form 8-K filed on January 18, 2000
10.6	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of May 7, 2001*	Exhibit 10.9 to Form 10-K filed on May 21, 2001
10.7	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003	Filed herewith
10.8	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K filed on January 18, 2000
10.9	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K filed on May 21, 2001
10.10	Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of December 5, 1999*	Exhibit 10.4 to Form 8-K filed on January 18, 2000
10.11	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 2000*	Exhibit 10.20 to Form 10-K filed on May 21, 2001
10.12	Employment Agreement by and between Rite Aid Corporation and Christopher Hall, dated as of January 26, 2000*	Exhibit 10.48 to Form 10-K filed on May 21, 2001
10.13	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.14	Credit Agreement, dated as of June 27, 2001 among Rite Aid Corporation, the financial institutions party thereto, Citicorp USA, Inc., as senior administrative agent and as senior collateral agent, and The Chase Manhattan Bank, Credit Suisse First Boston and Fleet Retail Finance Inc., as syndication agents	Exhibit 10.30 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
10.15	Amendment No. 1 to the Senior Credit Agreement dated June 27, 2001, dated as of September 19, 2001, among Rite Aid Corporation, the Banks (as defined therein), Citicorp USA, Inc., as a Swingline Bank, as an Issuing Bank and as administrative agent for the Banks, Citicorp USA, Inc., as a collateral agent for the Banks and J.P. Morgan Chase Manhattan Bank, Credit Suisse First Boston and Fleet Retail Finance Inc., as syndication agent	Exhibit 10.62 to Form 10-Q filed on October 12, 2001

Exhibit Numbers	Description	Incorporation by Reference to
10.16	Amendment No. 2, dated as February 22, 2002, to the Senior Credit agreement, dated as of June 27, 2001 and amended as of September 19, 2001, among Rite Aid Corporation, the Banks party thereto, Citicorp USA, Inc., as Senior Administrative Agent, Citicorp USA, Inc., as Senior Collateral Agent, and JPMorgan Chase Bank, Credit Suisse First Boston and Fleet Retail Finance Inc., as Syndication Agents	Exhibit 10.1 to Form 8-K filed on February 27, 2002
10.17	Amendment No. 3 to the Senior Credit Agreement dated June 27, 2001, dated as of December 23, 2002, among Rite Aid Corporation, the Banks (as defined therein), Citicorp USA, Inc., as a Swingline Bank, as an Issuing Bank and as administrative agent for the Banks, Citicorp USA, Inc., as a collateral agent for the Banks and J.P. Morgan Chase Manhattan Bank, Credit Suisse First Boston and Fleet Retail Finance Inc., as syndication agent	Exhibit 10.1 to Form 10-Q filed on December 27, 2002.
10.18	Amendment No. 4 to the Senior Credit Agreement, dated as of February 6, 2003, among Rite Aid Corporation, the Banks (as defined therein), Citicorp USA, Inc., as a Swingline Bank, as Issuing Bank and as an Administrative Agent for the Banks, Citicorp USA, Inc., as Collateral Agent for the Banks, and JPMorgan Chase Bank, Credit Suisse First Boston and Fleet Retail Finance, Inc., as Syndication Agents	Exhibit 10.1 to Form 8-K filed on February 6, 2003
10.19	Amendment No. 5 to the Senior Credit Agreement, dated as of April 14, 2003, among Rite Aid Corporation, the Banks (as defined therein), Citicorp USA, Inc., as a Swingline Bank, as Issuing Bank and as an Administrative Agent for the Banks, Citicorp USA, Inc., as Collateral Agent for the Banks, and JPMorgan Chase Bank, Credit Suisse First Boston and Fleet Retail Finance, Inc., as Syndication Agents	Filed herewith
10.20	Senior Subsidiary Guarantee Agreement, dated as of June 27, 2001 among the Subsidiary Guarantors and Citicorp USA, Inc., as senior collateral agent	Exhibit 10.31 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
10.21	Senior Subsidiary Security Agreement, dated as of June 27, 2001 by the Subsidiary Guarantors in favor of the Citicorp USA (senior collateral agent)	Exhibit 10.32 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001

Exhibit Numbers	Description	Incorporation by Reference to
10.22	Collateral Trust and Intercreditor Agreement, dated June 27, 2001 among Rite Aid Corporation, the Subsidiary Guarantors, Wilmington Trust Company, as collateral trustee for the holders from time to time of the Second Priority Debt Obligations, Citicorp USA, Inc., as collateral agent for the Senior Secured Parties under the Senior Loan Documents, State Street Bank and Trust Company, as trustee under 10.50% Notes, Citibank USA, Inc. as agent, and Wells Fargo Bank Northwest, National Association, as trustee of RAC Distributions Statutory Trust, as collateral agent for the Synthetic Lease Documents, State Street Bank and Trust Company, as trustee under the Exchange Note Indenture for the holders of the Exchange Notes, and each other Second Priority Representative which from time to time becomes a party thereto	Exhibit 10.33 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
10.23	Amendment No. 1 to the Collateral Trust and Intercreditor Agreement dated as of June 27, 2001, dated as of April 15, 2003, by Rite Aid, the Subsidiary Guarantors, Citicorp USA, Inc., as senior collateral agent, Wilmington Trust Company, as second priority collateral agent and BNY Midwest Trust Company,as a second priority representative
Filed herewith
10.24	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001 among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 10.34 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
10.25	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001 by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Exhibit 10.35 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
10.26	Amendment to the Second Priority Subsidiary Security Agreement dated as of June 27, 2001, dated as of February 12, 2003, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Filed herewith
10.27	Amendment No. 1 to the Second Priority Subsidiary Security Agreement, the Second Priority Subsidiary Guarantee and the Second Priority Indemnity, Subrogation and Contribution Agreement dated as of April 15, 2003, by Rite Aid Corporation, the Subsidiary Guarantors/Grantors and Wilmington Trust Company, as second priority collateral trustee.	Filed herewith
10.28	Participation Agreement, dated as of June 27, 2001, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Exhibit 10.38 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001

Exhibit Numbers	Description	Incorporation by Reference to
10.29	Amendment No. 1 to the Participation Agreement, dated as of June 27, 2001, dated as of February 22, 2002, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Filed herewith
10.30	Amendment No. 2 to the Participation Agreement, dated as of June 27, 2001, dated as of December 23, 2002, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Filed herewith
10.31	Amendment No. 3 to the Participation Agreement, dated as of June 27, 2001, dated as of February 6, 2003, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Filed herewith
10.32	Exchange and Registration Rights Agreement, dated as of April 22, 2003, between Rite Aid Corporation, the Subsidiary Guarantors named therein, and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and Fleet Securities, Inc., as initial purchasers of the Company's 8.125% Senior Secured Notes due 2010	Filed herewith
10.33	Purchase Agreement dated April 15, 2003 by and between Rite Aid Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Fleet Securities, Inc., as representatives of the initial purchasers of the Company's 8.125% Senior Secured Notes due 2011	Filed herewith
10.34	Employment Agreement by and between Rite Aid Corporation and Mark C. Panzer*	Filed herewith
11	Statement regarding computation of earnings per share (See note 2 to the consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the registrant	Filed herewith
23	Consent of Deloitte & Touche LLP	Filed herewith
99.1	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Constitutes a compensatory plan or arrangement required to be filed with this Form.

(b)    Reports on Form 8-K

(1)	Rite Aid Corporation filed a Current Report on Form 8-K on February 3, 2003 disclosing under Item 5 a press release announcing plans to offer $200 million of senior secured notes due 2011 and to redeem its senior secured (shareholder) notes due 2006 in connection with the planned offering.

(2)	Rite Aid Corporation filed a Current Report on Form 8-K on February 6, 2003 disclosing under Item 5 a press release announcing the terms of an offering of $300 million ($100 million more than previously announced) of its 9.5% senior secured notes due 2011. The press release also announced that Rite Aid would redeem all $149.5 million aggregate principal amount of its senior secured (shareholder) notes due 2006 and would use the net proceeds of the offering to retire $118.6 million of its 6.0% fixed-rate senior notes due 2005 and for general corporate purposes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries as of March 1, 2003 and March 2, 2002, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended March 1, 2003. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries at March 1, 2003, and March 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective March 3, 2002. Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, effective March 4, 2001.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 30, 2003

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 1, 2003	March 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$365,321	$344,055
Accounts receivable, net	575,518	594,249
Inventories, net	2,195,030	2,262,111
Prepaid expenses and other current assets	108,018	101,681
Total current assets	3,243,887	3,302,096
Property, plant and equipment, net	1,868,579	2,096,030
Goodwill	684,535	684,535
Other intangibles, net	199,768	240,725
Other assets	136,746	168,373
Total assets	$6,133,515	$6,491,759
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Short-term debt and current maturities of convertible notes, long-term debt and lease financing obligations	$103,715	$209,457
Accounts payable	755,284	830,535
Accrued salaries, wages and other current liabilities	707,999	681,886
Total current liabilities	1,566,998	1,721,878
Convertible notes	244,500	243,000
Long-term debt, less current maturities	3,345,365	3,427,930
Lease financing obligations, less current maturities	169,048	176,081
Other noncurrent liabilities	900,270	893,693
Total liabilities	6,226,181	6,462,582
Commitments and contingencies	—	—
Redeemable preferred stock	19,663	19,561
Stockholders' (deficit) equity:
Preferred stock, par value $1 per share; liquidation value $100 per share; 20,000 shares authorized; shares issued — 3,937 and 3,615	393,705	361,504
Common stock, par value $1 per share; 1,000,000 shares authorized; shares issued and outstanding 515,115 and 515,136	515,115	515,136
Additional paid-in capital	3,119,619	3,151,811
Accumulated deficit	(4,118,119)	(4,006,043)
Stock based and deferred compensation	5,369	463
Accumulated other comprehensive loss	(28,018)	(13,255)
Total stockholders' (deficit) equity	(112,329)	9,616
Total liabilities and stockholders' (deficit) equity	$6,133,515	$6,491,759

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 1, 2003 (52 weeks)	March 2, 2002 (52 weeks)	March 3, 2001 (53 weeks)
Revenues	$15,800,920	$15,171,146	$14,516,865
Costs and expenses:
Cost of goods sold, including occupancy costs	12,109,183	11,742,309	11,151,490
Selling, general and administrative expenses	3,407,569	3,382,962	3,412,442
Stock-based compensation expense (benefit)	4,806	(15,891)	45,865
Goodwill amortization	—	21,007	20,670
Store closing and impairment charges	135,328	251,617	388,078
Interest expense	330,020	396,064	649,926
Interest rate swap contracts	278	41,894	—
Loss on debt and lease conversions and modifications	—	154,465	100,556
Share of loss from equity investments	—	12,092	36,675
Gain on sale of assets and investments, net	(18,620)	(42,536)	(6,030)
	15,968,564	15,943,983	15,799,672
Loss from continuing operations before income taxes and extraordinary item	(167,644)	(772,837)	(1,282,807)
Income tax (benefit) expense	(41,940)	(11,745)	148,957
Loss from continuing operations before extraordinary item	(125,704)	(761,092)	(1,431,764)
Income from discontinued operations, net of income tax expense of $13,846	—	—	11,335
Loss on disposal of discontinued operations, net of income tax benefit of $734	—	—	(168,795)
Extraordinary item, gain (loss) on early extinguishment of debt, net of income taxes of $0 and $0	13,628	(66,589)	—
Net loss	$(112,076)	$(827,681)	$(1,589,224)
Computation of loss applicable to common stockholders:
Net loss	$(112,076)	$(827,681)	$(1,589,224)
Accretion of redeemable preferred stock	(102)	(104)	—
Preferred stock conversion reset	—	(6,406)	(160,915)
Cumulative preferred stock dividends	(32,201)	(27,530)	(25,724)
Loss applicable to common stockholders	$(144,379)	$(861,721)	$(1,775,863)
Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.31)	$(1.68)	$(5.15)
Loss from discontinued operations	—	—	(0.50)
Income (loss) from extraordinary item	0.03	(0.14)	—
Net loss per share	$(0.28)	$(1.82)	$(5.65)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001
(In thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Based and Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance February 26, 2000	3,083	$308,250	259,927	$259,927	$1,292,337	$(1,421,817)	$(6,188)	—	$432,509
Net loss						(1,589,224)			(1,589,224)
Other comprehensive income (loss) :
Minimum pension liability adjustment								$(622)	(622)
Appreciation of investment in AdvancePCS								51,031	51,031
Comprehensive loss									(1,538,815)
Preferred stock conversion reset		(160,915)			160,915				—
Accretion of convertible preferred stock		160,915				(160,915)			—
Stock grants			4,004	4,004	18,793		(10,410)		12,387
Bond conversion			84,124	84,124	604,574				688,698
Deferred compensation plans							36,380		36,380
Dividends on preferred stock	257	25,724			(25,724)				—
Increase resulting from sale of stock by equity method investee					14,406				14,406
Balance March 3, 2001	3,340	$333,974	348,055	$348,055	$2,065,301	$(3,171,956)	$19,782	$50,409	$(354,435)
Net loss						(827,681)			(827,681)
Other comprehensive income (loss):
Sale of investment in AdvancePCS								(51,031)	(51,031)
Cash flow hedge transition liability adjustment								(29,010)	(29,010)
Cash flow hedge market value adjustment								(2,037)	(2,037)
Elimination of cash flow hedge accounting								31,047	31,047
Minimum pension liability adjustment								(12,633)	(12,633)
Comprehensive loss									(891,345)

Bond conversions			86,386	86,386	649,797				736,183
Issuance of common stock			80,083	80,083	448,321				528,404
Issuance of common stock warrants			982	982	8,018				9,000
Preferred stock conversion reset		(6,406)			6,406				—
Accretion of convertible preferred stock		6,406				(6,406)			—

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Stock Based and Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Exchange of preferred shares (Series D for Series B)	—	$—								$—
Stock grants			88	$88	$659	$		$8,388		9,135
Deferred compensation plans								(27,771)		(27,771)
Stock options exercised			421	421	1,764					2,185
Issuance of common stock for services			331	331	1,787					2,118
Stock forfeitures			(1,210)	(1,210)	(3,423)			64		(4,569)
Dividends on preferred stock	275	27,530			(27,530)					—
Increase resulting from sale of stock by equity method investee					711					711
Balance March 2, 2002	3,615	$361,504	515,136	$515,136	$3,151,811		$(4,006,043)	$463	$(13,255)	$9,616
Net loss							(112,076)			(112,076)
Other comprehensive loss:
Minimum pension liability adjustment									(14,763)	(14,763)
Comprehensive loss										(126,839)

Deferred compensation plans								4,890		4,890
Stock options exercised			101	101	178					279
Stock forfeitures	—	—	(122)	(122)	(169)			16		(275)
Dividends on preferred stock	322	32,201			(32,201)					—
Balance March 1, 2003	3,937	$393,705	515,115	$515,115	$3,119,619		$(4,118,119)	$5,369	$(28,018)	$(112,329)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 1, 2003 (52 Weeks)	March 2, 2002 (52 Weeks)	March 3, 2001 (53 Weeks)
Operating activities:
Net loss	$(112,076)	$(827,681)	$(1,589,224)
Income from discontinued operations	—	—	11,335
Loss on disposal of discontinued operations	—	—	(168,795)
Extraordinary (gain) loss	(13,628)	66,589	—
Loss from continuing operations	(125,704)	(761,092)	(1,431,764)

Adjustments to reconcile to net cash provided by (used in) operations:
Depreciation and amortization	285,334	349,840	384,066
Store closings and impairment loss	135,328	251,617	388,078
Interest rate swap contracts	278	41,894	—
(Gain) on sale of assets and investments, net	(18,620)	(42,536)	(6,030)
Stock-based compensation expense (benefit)	4,806	(15,891)	45,865
Write-off of deferred tax asset	—	—	146,917
Loss on debt and lease conversions and modifications	—	154,465	100,556
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,803	(69,004)	(351,492)
Inventories	40,555	112,649	27,912
Income taxes receivable/payable	24,018	(14,635)	147,599
Accounts payable	(62,314)	(5,004)	(66,462)
Other assets and liabilities, net	6,899	14,040	(89,799)
Net cash provided by (used in) continuing operations	305,383	16,343	(704,554)
Net cash provided by discontinued operations	—	—	3,758
Net cash provided by (used in) operating activities	305,383	16,343	(700,796)
Investing activities:
Expenditures for property, plant and equipment	(104,507)	(175,183)	(132,504)
Intangible assets acquired	(11,647)	(12,200)	(9,000)
Proceeds from the repayment / sale of AdvancePCS securities	—	484,214	—
Proceeds from sale of discontinued operations	—	—	710,557
Proceeds from dispositions	43,940	45,700	108,600
Net cash (used in) provided by investing activities	(72,214)	342,531	677,653
Financing activities:
Net proceeds from the issuance of long-term debt	—	1,378,462	—
Net change in bank credit facilities	(5,962)	—	324,899
Net payments of commercial paper borrowings	—	—	(192,000)
Proceeds from the issuance of bonds	300,000	392,500	—
Proceeds from leasing obligations	—	—	6,992
Principal payments on long-term debt	(477,466)	(2,277,431)	(126,122)
Change in zero balance cash account	(12,936)	(48,131)	—
Net proceeds from the issuance of common stock	279	530,589	—
Deferred financing costs paid	(15,818)	(83,098)	(78,093)
Net cash used in financing activities	(211,903)	(107,109)	(64,324)
Increase (decrease) in cash and cash equivalents	21,266	251,765	(87,467)
Cash and cash equivalents, beginning of year	344,055	92,290	179,757
Cash and cash equivalents, end of year	$365,321	$344,055	$92,290

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

    Description of Business

The Company is a Delaware corporation and through its wholly owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 3,404 stores in operation as of March 1, 2003. The Company's drugstores' primary business is pharmacy services. It also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

The Company's continuing operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	March 1, 2003 (52 Weeks)	March 2, 2002 (52 Weeks)	March 3, 2001 (53 Weeks)
Pharmacy sales	$9,965,217	$9,292,604	$8,639,288
Front-end sales	5,813,232	5,845,832	5,851,875
Other revenue	22,471	32,710	25,702
	$15,800,920	$15,171,146	$14,516,865

    Discontinued Operations

On October 2, 2000, the Company sold its wholly owned subsidiary PCS Health Systems, Inc. ("PCS"), a pharmacy benefits manager ("PBM"). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations (see Note 21).

    Fiscal Year

The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended March 1, 2003 and March 2, 2002 included 52 weeks. The fiscal year ended March 3, 2001 included 53 weeks.

    Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to current year classifications.

    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments, which are readily convertible to known amounts of cash and which have original maturities of three months or less when purchased.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

    Allowance for Uncollectible Receivables

The majority of prescription sales are made to customers that are covered by third-party payors, such as insurance companies, government agencies and employers. The Company carries receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

    Inventories

Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories. At March 1, 2003 and March 2, 2002, inventories were $470,464 and $450,726, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The LIFO charge was $19,738, $69,260 and $40,726 for fiscal years 2003, 2002 and 2001, respectively.

    Impairment of Long-Lived Assets

Asset impairments are recorded when the carrying value of assets are not recoverable. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of operating stores as "Assets to Be Held and Used" and assets of stores that have been closed as "Assets to Be Disposed Of". The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at the store level include tangible long-lived assets and identifiable, finite-lived intangibles that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flows from the stores that support those assets. Goodwill is evaluated based on a comparison of the fair value of a reporting unit with its carrying amount, including goodwill.

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

    Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following useful lives: buildings — 30 to 45 years; equipment — 3 to 15 years.

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease. Capitalized lease assets are recorded at the present value of minimum lease payments and amortized over the estimated economic life of the related property or term of the lease.

The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

nor costs associated with the software after implementation are capitalized. For fiscal years 2003, 2002 and 2001, the Company capitalized costs of approximately $2,649, $2,198 and $1,227, respectively.

    Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets", the Company no longer amortizes goodwill. The Company also has certain finite-lived intangible assets that are amortized over their useful lives. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Patient prescription files purchased and those acquired in business combinations are amortized over their estimated useful lives of five to fifteen years.

    Investments in Fifty Percent or Less Owned Subsidiaries

Investments in affiliated entities for which the Company has the ability to exercise significant influence, but not control over the investee, and in which the Company holds an ownership interest of the common stock of between 20% and 50%, are accounted for under the equity method of accounting and are included in other assets. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. As of March 1, 2003, the Company does not have any equity method investments.

The ability to exercise significant influence is reviewed on a periodic basis. In instances where the Company loses its ability to exercise significant influence due to decreases in its ownership percentage or board participation, the Company will cease the use of the equity method of accounting, and in turn use the cost method of accounting. Under the cost method of accounting, the Company records its investment in the affiliated entity at cost, as a component of other assets. Income is recognized to the extent that the affiliate pays dividends to the Company. As of March 1, 2003, the Company does not have any cost method investments.

    Revenue Recognition

For all sales other than third party pharmacy sales, the Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. For third party pharmacy sales, revenue is recognized at the time the prescription is filled. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented.

    Costs of Goods Sold

Cost of goods sold includes the following: the cost of inventory sold during the period, including related vendor rebates and allowances; costs incurred to return merchandise to vendors; inventory shrink costs; inbound freight charges; and occupancy costs, including rent costs, facility and leasehold improvement depreciation and utility costs.

    Selling, General and Administrative Expenses

Selling, general and administrative expenses include all payroll and benefit costs, advertising, repair and maintenance, insurance, equipment depreciation, outbound freight, warehousing costs and professional fees.

    Repairs and Maintenance

Routine repairs and maintenance are charged to operations as incurred. Improvements and major repairs, which extend the useful life of an asset, are capitalized and depreciated.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

    Vendor Rebates and Allowances

Rebates and allowances received from vendors relate to either buying and merchandising or promoting the product. Buying and merchandising related rebates and allowances are recorded as a reduction of cost of goods sold as product is sold. Buying and merchandising rebates and allowances include all types of vendor programs such as purchase discounts, volume purchase allowances, price reduction allowances and slotting allowances. Product promotion related rebates and allowances, primarily advertising, are recorded as a reduction in selling, general and administrative expenses when the advertising commitment has been satisfied.

    Advertising

Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2003, 2002 and 2001 were $242,035, $245,575 and $226,320, respectively.

    Stock-Based Compensation

The Company accounts for its associate and director stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The majority of options granted under these plans have an exercise price equal to the market value of the underlying common stock as of the date of grant and therefore no expense is recognized on these awards. As stated in Note 14, the Company has repriced certain awards granted under these plans. The Company accounts for these awards using variable plan accounting. Under variable plan accounting, the Company records expense on the awards over the option period based on the difference between the actual market value of the stock, and the strike price of the award.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation, to stock-based employee compensation":

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Net loss as reported:	$(112,076)	$(827,681)	$(1,589,224)
(Income) expense included in reported loss	(2,497)	(27,771)	33,500
Expense under fair value method	(32,197)	(38,355)	(35,298)
Pro forma net loss	$(146,770)	$(893,807)	$(1,591,022)
Loss per share:
Basic and diluted — as reported	$(0.28)	$(1.82)	$(5.65)
Basic and diluted — pro forma	(0.35)	(1.96)	(5.66)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

Compensation expense related to restricted stock and stock appreciation units is consistent under the provisions of APB No. 25 and FASB No. 123. Accordingly, the pro forma amounts only take into account the options issued since March 5, 1995. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected stock price volatility	69.4%	68.7%	67.2%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.63%	4.25%	6.25%
Expected life of options	5.0 years	5.0 years	2.8 years

The average fair value of each option granted during fiscal 2003, 2002 and 2001 was $1.37, $3.46 and $1.91, respectively.

    Store Preopening Expenses and Closing Costs

Costs incurred prior to the opening of a new store, associated with a remodeled store or related to the opening of a distribution facility are charged against earnings as administrative and general expenses when incurred. When a store is closed, the Company expenses unrecoverable costs and accrues a liability equal to the present value of the remaining lease obligations, net of estimated sublease income. Other store closing and liquidation costs are expensed when incurred and included in cost of goods sold.

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

    Benefit Plan Accruals

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, "Employer's Accounting for Pensions". Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and rate of increase in future compensation levels.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

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

The Company currently has net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, the Company has recorded a valuation allowance against this deferred tax asset as it has been determined that it is more likely than not that the Company will not generate future income that the NOLs could offset.

    Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Significant Concentrations

No single customer or health plan contract accounted for more than 10% of the Company's total revenues during fiscal 2003, 2002 and 2001. The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third-party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2003, the top five third-party payors accounted for approximately 29% of the Company's total sales, the largest of which represented 10.4% of total sales. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

During fiscal 2003, the Company purchased approximately 90% of the dollar volume of its prescription drugs from a single supplier, McKesson Corp. ("McKesson"), under a contract expiring April 2004. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have difficulty filling prescriptions, which would negatively impact the business.

    Derivatives

The Company will enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company will use hedge accounting treatment on derivative instruments to the extent that the respective instrument qualifies for such treatment under SFAS No. 133. As of March 1, 2003, the Company has no interest rate swap arrangements or other derivatives.

On March 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. In connection with the adoption of the new statement,

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

the Company recorded $29,010 in Other Comprehensive Income ("OCI") as cumulative change in accounting for derivatives designated as cash flow type hedges prior to adopting SFAS No. 133.

    Recent Accounting Pronouncements

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective March 3, 2002. SFAS No. 142 specifies that all goodwill and indefinite life intangibles shall no longer be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of SFAS No. 142. The Company completed the transitional assessment as of March 3, 2002, and determined that there was no impairment loss to be recognized upon adoption of SFAS No. 142. Impairment is reassessed on an annual basis.

The Company adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" effective March 3, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has determined that there was no impact on the consolidated financial position or results of operations as a result of the adoption of SFAS No. 144.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," Amendment of SFAS No. 13, "Accounting for Leases," and Technical Corrections." The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item shall be reclassified. Beginning with fiscal 2004, the Company's financial statements for prior years with extraordinary items for the early extinguishment of debt will show such items as reclassified to operations. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and have been adopted without material impact. All other provisions of SFAS No. 145, which are effective for financial statements issued on or after May 15, 2002, have been adopted without material impact.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of the future liability related to that activity, to be classified in the same line item on the statement of operations. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS No. 146 effective January 1, 2003. This adoption impacts the timing of recognition of liabilities for exit or severance plans committed to after the adoption date, but has no impact on liabilities recorded by the Company for exit or severance costs as of December 31, 2002. Effective January 1, 2003, the Company records accretion of interest related to the discounting of the future liability related to that activity as a component of store closing and impairment charges on the statement of operations.

In September 2002, EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" was issued. The pronouncement addresses two issues. The first issue requires

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

that vendor consideration received by a reseller be characterized as a reduction of cost of sales unless the consideration is either (i) a payment for assets or services delivered by the vendor, in which case the consideration should be characterized as revenue or (ii) a reimbursement of costs incurred to sell the vendor's products, in which case, the consideration should be characterized as a reduction of that cost. The requirements for this issue are to be applied to new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified period of time should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period provided the amounts are probable and reasonably estimable. This portion of the pronouncement is to be applied to all new arrangements initiated after November 21, 2002. The adoption of this pronouncement had no impact on the consolidated results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported interim and annual results. As of March 1, 2003, we have elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25. The adoption of SFAS No. 148 had no impact on the consolidated results of operations or financial position. The Company has adopted the disclosure requirements of SFAS No. 148.

In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others." FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company's financial position or results of operations. The Company has adopted the disclosure requirements of FIN No. 45.

In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the third quarter of fiscal 2004. Upon adoption, without regard to the outcome of the announced intention to replace the existing senior secured credit facility and related activities, the Company will capitalize its existing synthetic lease, which will increase its fixed assets and debt balances.

2.    Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company subject to anti-dilution limitations.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Numerator for earnings per share:
Loss from continuing operations before extraordinary item	$(125,704)	$(761,092)	$(1,431,764)
Accretion of redeemable preferred stock	(102)	(104)	—
Preferred stock conversion reset	—	(6,406)	(160,915)
Cumulative preferred stock dividends	(32,201)	(27,530)	(25,724)
Loss before extraordinary item attributable to common stockholders	(158,007)	(795,132)	(1,618,403)
Income from discontinued operations, net of tax	—	—	11,335
Loss on disposal of discontinued operations, net of tax	—	—	(168,795)
Total loss from discontinued operations	—	—	(157,460)
Extraordinary item, gain (loss) on early extinguishment of debt	13,628	(66,589)	—
Net loss attributable to common stockholders	$(144,379)	$(861,721)	$(1,775,863)
Denominator:
Basic weighted average shares	515,129	474,028	314,189
Diluted weighted average shares	515,129	474,028	314,189
Basic and diluted loss per share:
Loss from continuing operations	$(0.31)	$(1.68)	$(5.15)
Loss from discontinued operations	—	—	(0.50)
Income (loss) from extraordinary item	0.03	(0.14)	—
Net loss per share	$(0.28)	$(1.82)	$(5.65)

In fiscal 2003, 2002 and 2001, no potential shares of common stock have been included in the calculation of diluted earnings per share because of the losses reported. At March 1, 2003, an aggregate of 174,721 potential common shares related to stock options, convertible preferred stock and convertible notes and other have been excluded from the computation of diluted earnings per share.

3.    Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Impairment charges	$69,508	$157,962	$214,224
Store and equipment lease exit charges	65,820	93,303	57,668
Impairment of other assets	—	352	116,186
	$135,328	$251,617	$388,078

    Impairment Charges

In fiscal 2003, 2002 and 2001 store closing and impairment charges include non-cash charges of $69,508, $157,962 and $214,224, respectively, for the impairment of long-lived assets (including allocable goodwill for fiscal 2002 and 2001) at 262, 365 and 495 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

    Store and Equipment Lease Exit Charges

During fiscal 2003, 2002 and 2001, the Company recorded charges for 40, 116 and 144 stores, respectively, to be closed or relocated under long-term leases. Through December 31, 2002, costs incurred to close a store, which principally include lease termination costs, were recorded at the time management committed to closing the store, which is the date the closure was formally approved by senior management, or in the case of a store to be relocated, the date the new property was leased or purchased. Effective January 1, 2003, the Company has adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Pursuant to the adoption of SFAS No. 146, we now record costs to close the store at the time the store is closed and all inventory is liquidated. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The discount rates used to determine the liability were 2.66%, 4.22% and 4.71% at March 1, 2003, March 2, 2002 and March 3, 2001, respectively. Also included in this line are charges of approximately $1,300 incurred during fiscal 2002 related to the early termination of an equipment lease.

The reserve for store lease exit costs includes the following activity:

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Balance—beginning of year	$287,464	$233,008	$212,812
Provision for present value of noncancellable lease payments of stores designated to be closed	40,927	104,724	102,495
Changes in assumptions about future sublease income, terminations, etc., and change of interest rate	24,764	(6,071)	(31,595)
Reversals of reserves for stores that management has determined will remain open	(1,435)	(6,678)	(13,232)
Interest accretion	9,512	9,017	11,552
Cash payments, net of sublease income	(54,747)	(46,536)	(49,024)
Balance — end of year	$306,485	$287,464	$233,008

The Company's revenues and loss from operations for fiscal 2003, 2002 and 2001 include results from stores that have been closed or that a decision has been made to close as of December 31, 2002. There were no store closures from January 1, 2003 through March 1, 2003. The revenue and operating losses of these stores for the periods are presented as follows:

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Revenues	$132,106	$517,066	$825,661
Loss from operations	(32,423)	(71,077)	(56,466)

Included in loss from operations for fiscal 2003, 2002 and 2001 are depreciation and amortization charges of $1,822, $8,880 and $16,257 (including allocable goodwill for fiscal 2002 and 2001), respectively, and closed store inventory liquidation charges of $17,964, $31,445 and $17,486, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

    Impairment of Investments

The Company previously had an investment in the common stock of drugstore.com, which was accounted for under the equity method. The initial investment was valued based upon the initial public offering price of drugstore.com. During fiscal 2001, the Company recorded an impairment of its investment in drugstore.com of $112,123. This impairment charge was based upon a decline in the market value of drugstore.com's stock that the Company believed to be other than temporary. In fiscal 2003, the Company sold all of our shares in drugstore.com, and, as a result of these transactions, no longer have an investment in drugstore.com.

Additionally, the Company recorded impairment charges of $352 and $4,063 for other investments for the years ended March 2, 2002 and March 3, 2001.

4.    Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at March 1, 2003, March 2, 2002 and March 3, 2001 was $29,964, $28,084 and $37,050, respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

5.    Property, Plant and Equipment

Following is a summary of property, plant and equipment, including capital lease assets, at March 1, 2003 and March 2, 2002:

	2003	2002
Land	$266,919	$290,104
Buildings	544,888	555,164
Leasehold improvements	1,083,773	1,096,214
Equipment	1,463,849	1,469,722
Construction in progress	23,254	28,533
	3,382,683	3,439,737
Accumulated depreciation	(1,514,104)	(1,343,707)
Property, plant and equipment, net	$1,868,579	$2,096,030

Depreciation expense, which includes the depreciation of assets recorded under capital leases, was $243,295 in fiscal 2003, $260,040 in fiscal 2002 and $285,886 in fiscal 2001.

Included in property, plant and equipment is the carrying amount of assets to be disposed of totaling $42,020 and $52,890 at March 1, 2003 and March 2, 2002, respectively.

6.    Investments in Fifty Percent or Less Owned Subsidiaries

In July 1999, the Company purchased 9,335 of Series E Convertible Preferred Shares in drugstore.com, an on-line pharmacy, for cash of $8,125, including legal costs, and the Company's agreement to provide access to the Company's networks of pharmacies and third-party providers,

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

advertising commitments and exclusivity agreements. Each of the Series E Convertible Preferred Shares were converted to one share of common stock at the time of drugstore.com's initial public offering late in July 1999 and represented 21.6% of the voting stock immediately after the initial public offering. The investment was initially valued at $168,025, equal to the initial public offering price of $18 per share multiplied by the Company's shares. The Company initially accounted for the investment on the equity method because the Company had significant influence over drugstore.com, resulting from its share of the voting stock, its right to appoint one board member and a number of significant operating agreements. Included in other noncurrent liabilities is the unamortized portion of the fair value of the operating agreements of $101.9 million that is being amortized over 10 years, the life of the arrangements described above. As a result of the start-up nature of the drugstore.com, the Company recorded an increase to its investment of $711 and $14,406 and corresponding increases to equity in connection with the sale of stock by drugstore.com during fiscal 2002 and 2001, respectively. During fiscal 2001, the Company recorded an impairment of its investment in drugstore.com of $112,123. This impairment charge was based upon a decline in the market value of drugstore.com's stock that the Company believed to be other than temporary. As of March 2, 2002, the Company has no remaining recorded value for its investment in drugstore.com's common stock. During fiscal 2003, the Company sold its remaining shares of drugstore.com and recognized a gain of $15,777, which is included in gain on sale on assets and investments, net, for the year ended March 1, 2003. These sales do not impact the business arrangement described above.

7.    Goodwill and Other Intangibles

The Company adopted SFAS No. 142. "Goodwill and Other Intangible Assets" effective March 3, 2002. SFAS No. 142 specifies that all goodwill and indefinite life intangibles shall no longer be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis. The Company completed the transitional goodwill impairment test as of March 3, 2002 and concluded that goodwill was not impaired. The Company has completed its annual impairment evaluation for the year ended March 1, 2003, and concluded that there is no goodwill impairment loss to be recognized. As of March 1, 2003 and March 2, 2002, the Company had unamortized goodwill of $684,535 and no indefinite life intangibles.

The impact of the adoption of SFAS No. 142 on fiscal 2003, 2002 and 2001 is as follows:

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Reported net loss	$(112,076)	$(827,681)	$(1,589,224)
Add back goodwill amortization	—	21,007	20,670
Adjusted net loss	$(112,076)	$(806,674)	$(1,568,554)
Loss from continuing operations before extraordinary item, as adjusted	$(125,704)	$(740,085)	$(1,411,094)
Basic and diluted loss per share:
Reported net loss	$(0.28)	$(1.82)	$(5.65)
Goodwill amortization	—	0.04	0.06
Adjusted net loss per share	$(0.28)	$(1.78)	$(5.59)

The Company's intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of March 1, 2003 and March 2, 2002.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases and other	$303,334	$(167,544)	$313,856	$(159,331)
Prescription files	347,182	(283,204)	341,284	(255,084)
Total	$650,516	$(450,748)	$655,140	$(414,415)

Amortization expense for these intangible assets was $42,038, $68,793 and $77,510 for fiscal 2003, 2002 and 2001, respectively. The anticipated annual amortization expense for these intangible assets is $30,651, $15,088, $11,170, $13,634 and $13,144 in fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

8.    Accrued Salaries, Wages and Other Current Liabilities

Accrued salaries, wages and other current liabilities consist of the following at March 1, 2003 and March 2, 2002:

	2003	2002
Accrued wages, benefits and other personnel costs	$289,614	$259,915
Accrued legal and other professional fees	58,050	46,120
Accrued interest	48,490	64,781
Accrued lease exit costs, current portion	40,707	39,378
Accrued rent and other occupancy costs	22,058	25,358
Deferred vendor income	35,486	36,996
Accrued store expense	32,770	32,334
Accrued real estate and personal property taxes	38,767	39,588
Accrued sales and other taxes payable	47,330	49,407
Accrued self insurance liability, current portion	36,267	34,427
Other	58,460	53,582
	$707,999	$681,886

9.    Income Taxes

The provision for income taxes from continuing operations was as follows:

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Current tax expense (benefit):
Federal	$(44,011)	$(13,127)	$—
State	2,071	1,382	3,078
	(41,940)	(11,745)	3,078
Deferred tax (benefit):
Federal	—	—	146,773
State	—	—	(894)
	—	—	145,879
Total income tax expense (benefit)	$(41,940)	$(11,745)	$148,957

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

A reconciliation of the provision for income taxes as presented on the consolidated statements of operations is as follows:

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Income tax expense (benefit) from continuing operations	$(41,940)	$(11,745)	$148,957
Income tax expense from discontinued operations	—	—	13,846
Income tax (benefit) from loss on disposal of discontinued operations	—	—	(734)
Total income tax expense (benefit)	$(41,940)	$(11,745)	$162,069

A reconciliation of the statutory federal rate and the effective rate, for continuing operations, is as follows:

	Year Ended
Percentage	March 1, 2003	March 2, 2002	March 3, 2001
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Nondeductible expenses	1.6	7.9	6.0
State income taxes, net	(6.4)	(2.7)	(6.8)
Valuation allowance	14.4	30.0	47.4
Other	.4	(1.6)	—
Effective tax rate	(25.0)%	(1.4)%	11.6%

The income tax benefit for fiscal 2003 includes $44,011 arising from recently enacted federal law extending the federal net operating loss carryback period from two to five years.

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

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at March 1, 2003 and March 2, 2002:

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

	2003	2002
Deferred tax assets:
Accounts receivable	$24,082	$25,032
Accrued expenses	70,305	67,096
Liability for lease exit costs	154,406	133,562
Pension, retirement and other benefits	121,410	86,448
Investment impairment	87,441	79,699
Other	(21)	107
Credits	58,136	58,532
Net operating losses	960,977	1,007,218
Total gross deferred tax assets	1,476,736	1,457,694
Valuation allowance	(1,268,710)	(1,234,761)
Net deferred tax assets	208,026	222,933
Deferred tax liabilities:
Inventory	122,138	115,196
Long-lived assets	85,888	107,737
Total gross deferred tax liabilities	208,026	222,933
Net deferred tax assets, all noncurrent	$—	$—

    Net Operating Losses, Capital Losses and Tax Credits

At March 1, 2003 and March 2, 2002, the Company had federal net operating loss (NOL) carryforwards of $2,173,422 and $2,309,115, respectively, the majority of which expire between fiscal 2017 and 2022. The Company has determined that it has undergone an ownership change for statutory tax purposes during fiscal 2002, which will result in a limitation imposed on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards as the Company believes that it is more likely than not that those carryforwards will not be realized.

At March 1, 2003 and March 2, 2002, the Company had state NOL carryforwards of $2,654,834 and $2,442,917, respectively, the majority of which expire by fiscal 2004 and the remaining balance by fiscal 2023.

At March 1, 2003, the Company had a capital loss carryforward of $675,560 which will expire, if not offset by future capital gains, between fiscal 2006 and 2008.

At March 1, 2003 and March 2, 2002, the Company had federal business tax credit carryforwards of $49,201 and $49,597, the majority of which expire between fiscal 2017 and 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $8,935 at fiscal 2003 and 2002.

    Valuation Allowances

The valuation allowances as of March 1, 2003 and March 2, 2002 were $1,268,710 and $1,234,761, respectively, and principally apply to NOL and tax credit carryforwards. The Company believes that it is more likely than not that those carryovers will not be realized. As a result of the decision to dispose of PCS, the Company recognized an increase in the valuation allowance of $146,917 in fiscal 2001.

The Company, under the normal IRS Coordinated Industry Case Program, is currently being examined for the fiscal years 1996 through 2001. Additionally, certain subsidiaries are being examined or have appealed findings of exams for pre-acquisition fiscal years 1992 through 1996. The Company believes it has adequately reserved for federal and state income taxes.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

10.    Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at March 1, 2003 and March 2, 2002:

	March 1, 2003	March 2, 2002
Secured Debt:
Senior secured credit facility ("SCF") due March 2005	$1,372,500	$1,378,462
10.5% senior secured notes due 2002	—	20,879
12.5% senior secured notes due September 2006 ($152,025 face value less unamortized discount of $6,143 and 7,857)	145,882	144,168
Senior secured (shareholder) notes due 2006	—	149,500
9.5% senior secured notes due February 2011	300,000	—
Other	6,540	11,284
	1,824,922	1,704,293

Lease Financing Obligations	176,186	182,625

Unsecured Debt:
5.25% convertible subordinated notes due 2002	—	150,500
6.0% dealer remarketable securities due October 2003	58,125	83,550
6.0% fixed-rate senior notes due December 2005	75,895	194,500
7.625% senior notes due April 2005	198,000	198,000
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $5,500 and $7,000)	244,500	243,000
7.125% notes due January 2007	335,000	350,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
11.25% senior notes due July 2008	150,000	150,000
6.875% senior debentures due August 2013	200,000	200,000
7.7% notes due February 2027	300,000	300,000
6.875% fixed-rate senior notes due December 2028	150,000	150,000
	1,861,520	2,169,550

Total debt	3,862,628	4,056,468

Short-term debt and current maturities of convertible notes, long- term debt and lease financing obligations	(103,715)	(209,457)

Long-term debt and lease financing obligations, less current maturities	$3,758,913	$3,847,011

    Recent Changes to the Company's Capital Structure and Proposed New Credit Facility

In April 2003, the Company issued $360,000 aggregate principal amount of 8.125% senior secured notes due 2010. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. The obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

under the Company's senior secured credit facility. The guarantees are secured, subject to permitted liens, by shared second priority liens granted by subsidiary guarantors on all of their assets that secure the obligations under the senior credit facility, subject to certain exceptions. The indenture governing the 8.125% senior secured notes contains customary covenant provisions that, among other things, include limitations on the Company's ability to pay dividends or make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale leaseback transactions. The notes are guaranteed by the same subsidiaries that guarantee the 9.5% senior secured notes issued February 12, 2003 and share a second priority lien on the collateral that secures the 9.5% senior secured notes.

The net proceeds of the 8.125% senior secured notes were used to repay approximately $252,400 of the term loan under the senior secured credit facility. The remaining $92,400 will be used for general corporate purposes. In connection with the issuance of the 8.125% senior secured notes, the borrowing capacity under the revolving credit facility has been permanently reduced by the amount of the remainder of the net proceeds.

The Company repurchased $40,336 of its 7.125% notes due 2007 and $33,210 of its 6.0% notes due 2005 in April 2003.

In April 2003, the Company announced that it intends to replace its existing senior secured credit facility with a new $2,000,000 senior secured credit facility that will consist of a $1,150,000 term loan and a $850,000 revolving credit facility and will mature in April 2008. The Company obligations under the proposed new credit facility will be guaranteed by substantially all of its wholly owned subsidiaries that guarantee its obligations under the existing senior credit facility. These subsidiary guarantees will be secured by a first priority security interest in substantially the same collateral that secures the guarantees under the existing senior credit facility and will secure the guarantees of the notes on a second priority basis. The proceeds of the new credit facility will be used to repay outstanding amounts under the existing credit facility, to refinance the synthetic lease, and to replace the existing revolving credit facility. Closing of the new facility is subject to negotiation of definitive documentation, successful syndication and satisfaction of customary closing conditions.

    2003 Transactions:

Senior Secured Notes:    The Company issued $300,000 of 9.5% senior secured notes due 2011 in February 2003. The notes are unsecured, unsubordinated obligations of the Company and rank equally in right of payment with all of the Company's other unsecured, unsubordinated, indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitation, by subsidiaries that guarantee the obligations under the senior secured credit facility. The guarantees of the notes are secured, subject to permitted liens, by shared second priority liens ranked by subsidiary guarantors on all assets that secure the Company's obligators under the senior secured credit facility. Proceeds from these notes were used to redeem all the $149,500 of the Company's senior secured (shareholders) notes due 2006 as well as to fund other debt repurchases and general corporate purposes.

Repurchase of Debt:    The Company repurchased $25,425 of its 6.0% dealer remarketable securities due 2003, $118,605 of its 6.0% notes due 2005, and $15,000 of its 7.125% notes due 2007 during fiscal 2003. In addition to the debt repurchases noted above, the Company retired $150,500 of its 5.25% convertible subordinated notes at maturity in September 2002, and made quarterly mandatory repayments on the senior secured credit facility term loan totaling $27,500 during fiscal 2003.

    2002 Transactions:

Convertible Notes:    The Company issued $250,000 of 4.75% convertible notes due December 2006 in November 2001. These notes were issued at a 3% discount resulting in cash proceeds of $242,500. These notes are unsecured and are effectively subordinate to the secured debt of the Company. The notes are

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

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

    2002 Refinancing:

On June 27, 2001, the Company completed a major financial restructuring that extended the maturity dates of the majority of its debt to 2005 or beyond, provided additional equity and converted a portion of its debt to equity. These transactions are described below:

Senior Secured Credit Facility:    The Company entered into a new $1,900,000 senior secured credit facility with a syndicate of banks led by Citicorp USA, Inc. as senior agent. The facility matures on June 27, 2005, unless more than $20,000 of the 7.625% senior notes due April 15, 2005 are outstanding on December 31, 2004, in which event the maturity date is March 15, 2005. The facility consists of a $1,400,000 term loan facility and a $500,000 revolving credit facility. The revolving facility is available for working capital requirements, capital expenditures and general corporate purposes. Borrowings under the facilities currently bear interest either at LIBOR plus 3.50%, if the Company chooses to make LIBOR borrowings or at Citibank's base rate plus 2.75%. The Company is required to pay fees of 0.50% per annum on the daily unused amount of the revolving facility. Amortization payments of $5,000 related to the term loan began March 4, 2002, increasing to $7,500 for the first business day following the quarters ending May 31, 2002 through August 31, 2003 and $15,000 for the first business day following the quarters ending November 30, 2003 through February 26, 2005.

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

The senior secured credit facility has been amended to allow the Company, at its option, to issue up to $1,500,000 of unsecured debt that is not guaranteed by any subsidiaries of the Company, reduced by the following debt to the extent incurred: (i) $150,000 of financing transactions of existing owned real estate; (ii) $1,250,000 of additional debt secured by the facility's collateral on a second priority basis; and (iii) $100,000 of financing transactions for property or assets acquired after June 27, 2001. The $1,250,000 of permitted debt, whether secured or unsecured, is reduced by the outstanding balances of specific debt and synthetic leases. As of April 30, 2003, the remaining additional permitted debt under the senior secured credit facility is $424,900.

On December 23, 2002, the senior secured credit facility was amended to allow the Company to make optional repurchases of its publicly traded debt. From the period from December 23, 2002 to February 28, 2004, the Company is permitted to utilize up to $300,000 for optional debt repurchases, provided it is in compliance with the capital expenditures covenant of the senior secured credit facility. For fiscal years after 2004 the Company will have an amount available for optional debt repurchases equal to the lesser of its availability under the capital expenditures covenant and a formula based upon its performance for the prior fiscal year. On February 6, 2003 the senior secured credit facility was further amended to enable the Company to purchase an additional $150,500 of publicly traded debt with net proceeds of additional debt issuances. The amendment also modified certain debt refinancing provisions, including extending the term that new refinancing debt must carry to at least December 31, 2008. After giving effect to these

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

amendments, and adjusting for repurchases made since the amendment dates, the Company has ability to repurchase debt of up to $255,600 between April 30, 2003 and February 28, 2004.

The senior secured credit facility contains customary covenants, which place restrictions on the assumption of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The senior secured credit facility, as amended, requires the Company to meet various financial ratios and limits capital expenditures. Beginning with the 12 months ended March 1, 2003, the covenants require the Company to maintain a maximum leverage ratio of 8.30:1, gradually decreasing to 6.00:1 for the twelve months ending February 26, 2005. The Company must also maintain a minimum interest coverage ratio of 1.35:1 for the twelve months ending March 1, 2003, gradually increasing to 2.00:1 for the twelve months ending November 27, 2004. In addition, the Company must maintain a minimum fixed charge ratio of 1.00:1 for the twelve months ending March 1, 2003, gradually increasing to 1.10:1 for the twelve months ending August 28, 2004. Capital expenditures and optional debt repurchases are limited to $150,000 annually beginning with the twelve months ending March 1, 2003. These capital expenditure and optional debt repurchase limits are subject to upward adjustment based upon availability of excess liquidity as defined in the Company's senior secured credit facility. As of March 1, 2003, the Company is in compliance with these covenants.

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

The Company's ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable and inventory. At March 1, 2003, the term loan was fully drawn and the Company had no outstanding draws on the revolving credit facility. At March 1, 2003 the Company had additional available borrowing capacity of $410,929, net of outstanding letters of credit of $89,071.

High Yield Notes:    The Company issued $150,000 of 11.25% senior notes due July 2008. These notes are unsecured and are effectively subordinate to the secured debt of the Company. The 11.25% senior notes also permit $150,000 of real-estate financing, $400,000 of additional other debt and $600,000 of additional permitted debt, which includes allowing the Company to increase its senior secured credit facility. As of April 30, 2003, the Company's remaining additional permitted debt under the 11.25% senior notes due 2008, excluding availability under the senior secured credit facility, real- estate financing and after reduction for the outstanding balances of specific debt, is approximately $100,000.

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

Tender Offer:    On May 24, 2001, the Company commenced a tender offer for the 10.50% senior secured notes due 2002 at a price of 103.25% of the principal amount of the notes. The tender offer was closed on June 27, 2001, at which time $174,462 principal amount of the notes was tendered. The Company incurred a tender offer premium of $5,670 as a result of the transaction, which is included as a component of the extraordinary loss in fiscal 2002. The Company used proceeds from the senior secured credit facility to pay for the notes tendered.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

Debt for Equity Exchanges and Sales of Capital Stock:    The Company completed the following debt for equity exchanges during fiscal 2002:

Debt Exchanged	Carrying Amount Exchanged	Common Stock	Additional Paid-In Capital
PCS facility	$14,478	$1,769	$13,867
RCF facility	169,906	26,370	158,388
5.25% convertible subordinated notes	205,308	29,750	307,686
6.00% dealer remarketable securities	79,885	12,382	55,633
10.50% notes due 2002	119,134	16,115	114,223
	$588,711	$86,386	$649,797

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

Lease Obligations:    The Company surrendered certain renewal options contained in certain real estate leases on property previously sold and leased back to the Company and as a result these leases were afforded sale and leaseback accounting treatment and, accordingly, have been reclassified as operating leases. This action resulted in a reduction of outstanding capital lease obligations of $850,792. Accordingly, the Company recognized a loss on lease modifications of $21,882 in fiscal 2002, and recorded a net deferred gain of $168,483, which will be amortized over the remaining noncancellable lease terms. In addition, the Company repaid certain obligations totaling $16,467 related to leasehold improvements.

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

As a result of the June 27, 2001 refinancing, the Company's interest rate swaps no longer qualified for hedge accounting treatment and therefore, the changes in fair value of these interest rate swap contracts were required to be recorded as a component of net loss. Accordingly, the Company recognized a charge of $31,047 representing the amount that the Company would have to pay the counter-party to terminate

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

these contracts as of that date. Subsequent changes in the market value of the interest rate swaps of $10,847, inclusive of cash payments, were recorded on the statement of operations for the year ended March 2, 2002. This amount represents an adjustment to the aggregate expense recognized by the Company relating to the swaps and was due to a reduction in market interest rates coupled with the passage of time. Changes in the market value of the interest rate swaps in fiscal 2003 were not significant. These contracts expired and were fully funded during fiscal 2003 and were not renewed. Correspondingly, there is no termination liability as of March 1, 2003.

Other:    As a result of the above transactions, the Company recorded an extraordinary loss in fiscal 2002 on early extinguishment of debt of $66,589 (including $40,735 of deferred debt issue costs written-off), loss on debt and lease conversions and modifications of $21,882 and deferred debt issue costs of $73,972.

    Other:

The Company had outstanding letters of credit of $89,071 at March 1, 2003 and $61,324 at March 2, 2002.

The annual weighted average interest rate on the Company's indebtedness was 7.3%, 8.2% and 8.2% for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

The aggregate annual principal payments of long-term debt for the five succeeding fiscal years without giving effect to the 8.125% senior secured notes issued in April 2003 or the completion of a new senior secured credit facility, are as follows: 2004 — $96,577; 2005 — $62,528; 2006 — $1,549,332; 2007 — $725,887; 2008 — $691 and $1,251,428 in 2009 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the new senior secured credit facility. These subsidiary guarantees are secured primarily by a first priority lien on the inventory, accounts receivable, prescription files, intellectual property and some real estate assets of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends and other payments from its subsidiaries to service payments due under the senior credit facility. Rite Aid Corporation's direct obligations under the senior credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011 and the 8.125% senior secured notes due 2010 are guaranteed by substantially all of the Company's wholly-owned subsidiaries and are secured on a second priority basis by the same collateral as the senior secured credit facility.

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

11.    Leases

The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 10 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance, and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $9,470, $10,175 and $10,930, was $566,214, $573,675 and $537,423 in

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

2003, 2002 and 2001, respectively. These amounts include contingent rentals of $29,679, $26,893 and $26,644, in fiscal 2003, 2002 and 2001, respectively.

The Company leases certain facilities through sale-leaseback arrangements accounted for using the financing method. Proceeds from sale-leaseback programs were approximately $347 in 2003, $1,620 in 2002 and $6,992 in 2001.

The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 1, 2003 and March 2, 2002 are summarized as follows:

	2003	2002
Land	$11,209	$11,209
Buildings	162,475	165,112
Equipment	3,188	2,644
Accumulated depreciation	(41,530)	(32,721)
	$135,342	$146,244

Following is a summary of lease finance obligations at March 1, 2003 and March 2, 2002:

	2003	2002
Obligations under capital leases	$176,186	$182,625
Less current obligation	(7,138)	(6,544)
Long-term lease financing obligations	$169,048	$176,081

Following are the minimum lease payments net of sublease income that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 1, 2003:

Fiscal year	Lease Financing Obligations	Operating Leases
2004	$21,619	$569,864
2005	21,572	540,292
2006	21,191	495,018
2007	20,413	455,557
2008	19,696	425,683
Later years	196,923	3,694,992
Total minimum lease payments	$301,414	$6,181,406
Amount representing interest	(125,228)
Present value of minimum lease payments	$176,186

The Company leases certain distribution facilities under a synthetic lease agreement. The agreement is accounted for as an operating lease and the related minimum operating lease payments are not included in the above table. Upon completion at the end of May 2003 of the syndication efforts related to a new senior secured credit facility, the synthetic lease will be terminated with the purchase of the facilities for approximately $106,900. The Company's guaranteed residual value is $85,480 under the agreement.

12.    Redeemable Preferred Stock

In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1,

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at the estimated fair value of $5,695 for the fiscal 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders' equity using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2003 and $104 in fiscal 2002.

13.    Capital Stock

In October 1999, the Company issued 3,000 shares of Series B preferred stock at $100 per share which was the liquidation preference. The Series B preferred stock paid dividends at 8% per year which is payable in cash or additional shares of Series B, at the Company's election. Beginning October 25, 2004, the Company had an option to redeem the Series B preferred stock at 105% of the liquidation preference, plus accrued and unpaid dividends to the redemption date. The Series B preferred stock, when issued, was convertible into shares of the Company's common stock at a conversion price of $11.00 per share of common stock. Pursuant to its terms, as a result of the issuance of shares at $5.50 per share on June 14, 2000, the per share conversion price for the Series B preferred stock was adjusted to $5.50. As a result of this adjustment the Company increased its paid in capital, its accumulated deficit, and its loss attributable to common stockholders by $6,406 and $160,915 during the fiscal years ended March 2, 2002 and March 3, 2001, respectively (representing the difference between $5.50 and the market price of the Company's common stock on the original date of issuance of the Series B preferred stock). On October 5, 2001, the Company exchanged all outstanding shares of Series B cumulative pay-in-kind preferred stock for an equal number of shares of 8% Series D cumulative pay-in-kind preferred stock ("Series D preferred stock"). The Series D preferred stock differs from the Series B preferred stock only in that the consent of holders of the Series D preferred stock is not required in order for the Company to issue shares of the Company's capital stock that are on parity with the Series D preferred stock with respect to dividends and distributions upon the liquidation, distribution or winding up of the Company.

For the years ended March 2, 2002 and March 3, 2001 the Company recognized an increase to its investment in drugstore.com of $711, and $14,406, respectively, and a corresponding increase to paid in capital, in connection with equity transactions of drugstore.com.

On June 27, 2001, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $1.00 par value, from 600,000 to 1,000,000. As of March 1, 2003, the authorized capital stock of the Company consists of 1,000,000 shares of common stock and 20,000 shares of preferred stock, having a par value of $1.00 per share and $100.00 per share, respectively. Preferred stock is issued in series, subject to terms established by the Board of Directors.

14.    Stock Option and Stock Award Plans

The Company reserved 22,000 shares of its common stock for the granting of stock options and other incentive awards to officers and key associates under the 1990 Omnibus Stock Incentive Plan (the 1990 Plan). Options may be granted, with or without stock appreciation rights ("SAR"), at prices that are not less than the fair market value of a share of common stock on the date of grant. The exercise of either a SAR or option automatically will cancel any related option or SAR. Under the 1990 Plan, the payment for SARs will be made in shares, cash or a combination of cash and shares at the discretion of the Compensation Committee. The 1990 Plan was terminated during fiscal 2000 and all outstanding awards were rolled into the 2000 Plan.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

In November 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan), under which 10,000 shares of common stock are authorized for the granting of stock options at the discretion of the Board of Directors.

In December 2000, the Company adopted the 2000 Omnibus Equity Plan (the 2000 Plan) under which 22,000 shares of common stock are reserved for granting of restricted stock, stock options, phantom stock, stock bonus awards and other stock awards at the discretion of the Board of Directors.

In February 2001, the Company adopted the 2001 Stock Option Plan (the 2001 Plan) under which 20,000 shares of common stock are authorized for granting of stock options at the discretion of the Board of Directors.

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 61,754 as of March 1, 2003.

The Company has issued 9,014 options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein.

    Stock Options

Following is a summary of stock option transactions for the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001:

	Shares	Weighted Average Price Per Shares
Balance, February 26, 2000	25,805	$12.30
Granted	47,831	4.03
Exercised	—	—
Cancelled (1)	(20,439)	7.57
Balance, March 3, 2001	53,197	6.48
Granted	10,843	5.72
Exercised	(422)	5.23
Cancelled	(2,859)	10.01
Balance, March 2, 2002	60,759	6.18
Granted	10,033	2.36
Exercised	(101)	2.75
Cancelled	(6,015)	12.41
Balance, March 1, 2003	64,676	$5.01

(1)	Includes 16,684 stock options which have been cancelled and reissued.

For various price ranges, weighted average characteristics of outstanding stock options at March 1, 2003 were as follows:

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

	Outstanding Options			Exercisable Options
Range of exercise prices	Number Outstanding as of March 1, 2003	Remaining life (years)	Weighted Average Price	Shares	Weighted Average Price
$1.98 to $2.26	9,348	9.35	$2.17	1,901	$2.26
$2.30 to $2.70	3,711	9.52	$2.54	—	$—
$2.71 to $2.75	16,205	7.00	$2.75	14,124	$2.75
$3.00 to $3.94	1,420	8.33	$3.34	481	$3.42
$3.97 to $4.05	19,386	7.92	$4.05	12,910	$4.05
$4.06 to $8.56	10,180	7.49	$6.82	5,087	$6.18
$8.91 to $45.57	4,402	4.04	$21.75	4,198	$21.66
$47.50 to $47.50	10	5.93	$47.50	10	$47.50
$48.56 to $48.56	11	5.85	$48.56	11	$48.56
$48.81 to $48.81	3	5.85	$48.81	3	$48.81
$1.98 to $48.81	64,676	7.66	$5.01	38,725	$5.70

For the fiscal years ended March 2, 2002 and March 3, 2001, the amount of exercisable options and corresponding weighted average price per share was 26,593 and $7.21 and 13,397 and $11.23, respectively.

In November 2000, the Company reduced the exercise price of 16,684 options issued after December 4, 1999 to $2.75 a share, which represents the fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognizes compensation expense for these options using variable plan accounting. Under variable plan accounting, the Company recognizes compensation expense over the option vesting period. In addition, subsequent changes in the market value of Company's common stock during the option period, or until exercised, will generate changes in the compensation expense recognized on the repriced options. The Company recognized expense (reduction of expense) of approximately $(2,497), $(27,771) and $33,500 during fiscal 2003, 2002 and 2001, respectively, related to the repriced options.

    Restricted Stock

The Company provides restricted stock grants to key associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. The Company made the following grants during fiscal 2003, 2002 and 2001:

	2003	2002	2001
Shares granted	—	88	4,004
Fair value on the date of the grant	—	$747	$22,797

Compensation expense related to all restricted stock grants is being recorded over a one to three year vesting period of these grants. For the years ended March 1, 2003, March 2, 2002 and March 3, 2001, the Company recognized expense of $7,333, $9,135, and $12,387, respectively, related to restricted share awards. The unearned compensation associated with these restricted stock shares was $586 and $7,990 as of March 1, 2003 and March 2, 2002, respectively. This amount is included in stockholders equity as a component of stock-based and deferred compensation.

During fiscal 2002, in connection with the vesting of certain restricted shares of common stock, the Company made loans totaling approximately $5,900 to executive officers to provide them with funds to pay federal and state income taxes due upon the vesting. The loans bore interest and were secured on a

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

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

At March 1, 2003 and March 2, 2002, there were approximately 2,990 and 3,700 stock appreciation rights units outstanding, respectively. Grant prices for units outstanding at March 1, 2003 ranged from $5.38 to $48.56 per unit. Amounts credited to expense relating to the stock appreciation rights units for fiscal 2003, 2002 and 2001 were $0, $(773), and $(22), respectively.

15.    Retirement Plans

    Defined Contribution Plans

The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering salaried associates and certain hourly associates. The Company does not contribute to all of the plans. Effective January 1, 2002, the Company significantly improved the Company's match for its principal 401(k) plan. During fiscal 2003, the Company committed to maintaining the current level of benefits in its principal 401(k) plan through December 31, 2006. Total expenses recognized for the above plans was $29,878 in 2003, $12,260 in 2002 and $13,693 in 2001.

Senior executive officers are entitled to deferred compensation arrangements in accordance with their employment agreements, which are funded monthly as they vest. Other officers, who are not participating in the defined benefit nonqualified executive retirement plan, are included in a deferred compensation plan, which is a defined contribution plan that is unfunded and subject to a five year graduated vesting schedule. The expense recognized for these plans was $2,064 in 2003, $3,031 in 2002 and $798 in 2001.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

The Company has established the nonqualified executive retirement plan for certain officers who, pursuant to their employment agreements, are not participating in the defined contribution deferred compensation plan. Generally, eligible participants receive an annual benefit, payable monthly over fifteen years, equal to a percentage of the highest base salary and highest bonus paid or accrued for each participant within the ten fiscal years prior to the date of the event giving rise to payment of the benefit. This defined benefit plan is unfunded. In fiscal 2003, the Company determined that obligations for certain former executives that had either been indicted by the U.S. Attorney's office, or had pled guilty to certain criminal charges, were no longer binding. Therefore, the Company recorded a settlement benefit due to the elimination of these obligations. In fiscal 2002, the Company recognized a curtailment benefit due to certain executives releasing their rights under the plan.

Net periodic pension expense for the defined benefit plans includes the following components:

	Defined Benefit Pension Plans			Nonqualified Executive Retirement Plan
	2003	2002	2001	2003	2002	2001
Service cost	$2,486	$4,162	$4,004	$158	$294	$908
Interest cost	4,492	4,508	4,248	2,641	2,471	2,933
Expected return on plan assets	(3,492)	(5,022)	(6,896)	—	—	—
Amortization of unrecognized net transition (asset)/obligation	(19)	(160)	(160)	87	87	1,162
Amortization of unrecognized prior service cost	458	513	346	—	—	—
Amortization of unrecognized net (gain) loss	1,047	—	(2,202)	394	(41)	(167)
Curtailment and settlement	—	—	—	(10,376)	(4,083)	—
Change due to plan amendment	—	—	—	156	186	—
Net pension expense (credit)	$4,972	$4,001	$(660)	$(6,940)	$(1,086)	$4,836

The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of March 1, 2003 and March 2, 2002:

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

	Defined Benefit Pension Plans		Nonqualified Executive Retirement Plan
	2003	2002	2003	2002
Change in benefit obligations:
Benefit obligation at end of prior year	$69,464	$64,919	$35,597	$38,567
Service cost	2,486	4,162	158	294
Interest cost	4,492	4,508	2,641	2,471
Distributions	(5,458)	(4,871)	(3,241)	(2,514)
Curtailment and settlement	—	—	(10,376)	(4,083)
Change due to change in assumptions	3,640	—	957	503
Change due to plan amendment	—	523	156	186
Actuarial (gain) or loss	(2,719)	223	1,154	173
Benefit obligation at end of year	$71,905	$69,464	$27,046	$35,597
Change in plan assets:
Fair value of plan assets at beginning of year	$62,273	$77,510	$—	$—
Employer contributions	3,916	4,026	3,241	2,514
Actual return on plan assets	(7,990)	(13,132)	—	—
Distributions (including expenses paid by the plan)	(7,633)	(6,131)	(3,241)	(2,514)
Fair value of plan assets at end of year	$50,566	$62,273	$—	$—
Funded status	$(21,339)	$(7,191)	$(27,046)	$(35,597)
Unrecognized net gain	27,045	13,515	1,692	38
Unrecognized prior service cost	1,598	2,056	—	—
Unrecognized net transition (asset) or obligation	—	(19)	434	520
Prepaid or (accrued) pension cost recognized	$7,304	$8,361	$(24,920)	$(35,039)
Amounts recognized in consolidated balance sheets consisted of:
Prepaid (accrued) pension cost	$—	$—	$(23,761)	$(32,213)
Accrued pension liability	(20,893)	(6,950)	(3,011)	(2,881)
Pension intangible asset	1,598	2,056	433	55
Accumulated other comprehensive income	26,599	13,255	1,419	—
Net amount recognized	$7,304	$8,361	$(24,920)	$(35,039)

As of March 1, 2003, the Rite Aid Pension Plan had an accumulated benefit obligation of $71,905 that exceeded the fair value of plan assets of $50,566. One year ago, the accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with plan assets in excess of accumulated benefit obligations were $69,464 and $62,273 respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

The significant actuarial assumptions used for all defined benefit pension plans were as follows:

	Defined Benefit Pension Plans			Nonqualified Executive Retirement Plan
	2003	2002	2001	2003	2002	2001
Discount rate	6.50	7.00	7.00	6.50	7.25	7.50
Rate of increase in future compensation levels	4.50	4.50	4.50	3.00	3.00	3.00
Expected long-term rate of return on plan assets	8.00	9.00	9.00	8.00	9.00	9.00

16.    Commitments, Contingencies and Guarantees

Legal Proceedings

    Federal investigations

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters. The Company is cooperating fully with the United States Attorney. The Company has begun settlement discussions with the United States Attorney of the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceedings against us if the Company enters into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company has recorded an accrual of $20,000 in fiscal 2003 in connection with the resolution for these matters; however, the Company may incur charges in excess of that amount and the Company is unable to estimate the possible range of loss. Management will continue to evaluate the estimate and to the extent that additional information arises or our strategy changes, we will adjust the accrual accordingly.

The U.S. Department of Labor commenced an investigation of matters relating to the Company's employee benefit plans, including Rite Aid's principal 401(k) plan, which permitted employees to purchase Rite Aid's common stock. Purchases of Rite Aid's common stock under the plan were suspended in October 1999. In January 2001, the Company appointed an independent trustee to represent the interests of these plans in relation to the Company and to investigate possible claims the plans may have against the Company. Both the independent trustee and the Department of Labor asserted that the plans may have claims against the Company. In addition, a putative class action lawsuit on behalf of the plans and their participants was filed by a participant in the plans in the United States District Court of the Eastern District of Pennsylvania. On October 31, 2002, the Company reached an agreement with the independent trustee and the attorneys for the putative class action plaintiff to settle all claims arising out of Rite Aid's associate benefit plans. Under the agreement, the Company agreed to maintain the current level of benefits through December 31, 2006 and to pay $4,000 and the Company's insurance companies agreed to pay $5,500 into a settlement fund. On March 11, 2003, the District Court entered a final order approving the settlement and dismissing the complaint with prejudice.

These investigations and settlement discussions are ongoing and management cannot predict their outcomes. If the Company was convicted of any crime, certain licenses and government contracts such as Medicaid plan reimbursement agreements that are material to the Company's operations may be revoked, which would have a material adverse effect on the Company's results of operations, financial condition or cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against the Company, including a settlement, could also have a material adverse effect on the Company's results of operations, financial condition or cash flows.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

    Stockholder Litigation

The Company, certain directors, its former chief executive officer Martin Grass, its former president Timothy Noonan, its former chief financial officer Frank Bergonzi and its former auditor KPMG LLP were sued in a number of actions, most of which purport to be class actions, brought on behalf of stockholders who purchased the Company's securities on the open market between May 2, 1997 and November 10, 1999. Most of the complaints asserted claims under sections 10 and 20 of the Securities Exchange Act of 1934, based upon the allegation that the Company's financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented the Company's financial position and results of operations for those periods. All of these cases were consolidated in the U.S. District Court for the Eastern District of Pennsylvania. On November 9, 2000, the Company announced that it had reached an agreement to settle the consolidated securities class action lawsuits pending against the Company in the U.S. District Court for the Eastern District of Pennsylvania and in the Delaware Court of Chancery. Under the agreement, we issued $149,500 of senior secured (shareholder) notes (which were fully redeemed in February 2003) and paid $45,000 in cash, which was fully funded by the Company's officers' and directors' liability insurance. As additional consideration for the settlement, the Company assigned to the plaintiffs all of its claims against the above named executives and KPMG LLP. On August 16, 2001, the district court approved the settlement. Certain of the non-settling defendants appealed the order. On September 19, 2002, counsel for the plaintiffs advised the Company that an agreement in principle had been reached to settle the stockholders' claims against KPMG, Martin Grass, Frank Bergonzi and Timothy Noonan. The settlement with KPMG, Martin Grass and Timothy Noonan and the dismissal of the claims against Frank Bergonzi have received preliminary approval by the U.S. District Court and are subject to a fairness hearing and final approval on May 30, 2003. If and when such settlement is finally approved by the U.S. District Court, the pending appeal by such defendants will be dismissed, whereupon the Company's settlement of the consolidated securities class action lawsuit will become final. If the settlement does not become final, this litigation could result in a material adverse effect on the Company's results of operations, financial condition or cash flows. Several members of the class have elected to "opt-out" of the class and, as a result, they will be free to individually pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

A purported class action has been instituted by a stockholder against the Company in Delaware State Court on behalf of stockholders who purchased shares of the Company's common stock prior to March 1, 1997, and who continued to hold them after October 18, 1999, alleging claims similar to the claims alleged in the consolidated securities class action lawsuits described above. The amount of damages sought was not specified and may be material. The Company filed a motion to dismiss this complaint for failure to state a claim for which relief could be granted. On December 19, 2002, the court dismissed the class action and breach of fiduciary duty claims with prejudice and the individual claims without prejudice. The plaintiffs have filed a notice of appeal in the Delaware Supreme Court.

    Reimbursement Matters

The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially filled prescriptions and fully filled prescriptions that are not picked up by ordering customers. The Company supplied similar information with respect to these matters to the United States Department of Justice. The Company believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. The Company cannot, however, predict their outcomes at this time. An individual acting on behalf of the United States of America, has filed a lawsuit in the United States District Court of the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

failing to appropriately issue refunds for partially filled prescriptions, which were not picked up by customers. The United States Department of Justice has intervened in this lawsuit, as is its right under the law. The Company has reached an agreement to settle these investigations and the lawsuit filed by the private individual for $7,225, which is subject to court approval. We have reserved $7,225 related to this potential liability.

These claims are ongoing and management cannot predict their outcome. If any of these cases result in a substantial monetary judgment against the Company or is settled on unfavorable terms, its results of operations, financial position and cash flows could be materially adversely affected.

    Other

In June of 2002, the United States Attorney indicted several former executive officers on various criminal charges, including securities fraud, and one former executive officer pled guilty to charges of obstruction of an internal investigation. The Company currently has separation and other arrangements with some of these executives. As a result of these indictments, the Company ceased payments under these obligations. On December 11, 2002, the Company concluded its investigation of the separation and other arrangements relating to these employees, and determined, effective December 11, 2002, that the Company has no binding obligation under these arrangements. Therefore, the Company recorded an adjustment of $27,700 as a reduction in selling, general and administrative expenses during fiscal 2003 to write-off accruals that had been recorded for these separation arrangements.

The Company, together with a significant number of major U.S. retailers, has been sued by the Lemelson Foundation in a complaint which alleges that portions of the technology included in the Company's point-of-sale system infringe upon a patent held by the plaintiffs. The amount of damages sought is unspecified and may be material. Management cannot predict the outcome of this litigation or whether it could result in a material adverse effect on the Company's results of operations, financial conditions or cash flows.

The Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of the Company's management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on the Company's financial condition, results of operations or cash flows if decided adversely.

Guaranteed Lease Obligations

In connection with certain business dispositions, the Company continues to guarantee lease obligations for 127 former stores. The respective purchasers assumed the Company's obligation and are, therefore, primarily liable for these obligations. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for amounts substantially less than the aggregate obligation of $259,311 as of March 1, 2003. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through January 1, 2021.

In the opinion of management, the ultimate disposition of these guarantees will not have a material effect on the Company's results of operations, financial position or cash flows.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

17.    Supplementary Cash Flow Data

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Cash paid for interest (net of capitalized amounts of $301, $806 and $1,836)	$288,008	$388,986	$543,343
Cash paid for (refunds from) income taxes	(68,668)	$(3,686)	$(88,078)
Notes received in connection with the disposition of discontinued operations	—	$—	$200,000
Stock received in connection with the disposition of discontinued operations	—	$—	$231,000
Change in market value of the stock received in connection with the disposition of discontinued operations	—	$—	$51,031
Conversion of debt to common stock	—	$588,711	$597,332
Conversion of debt for debt	—	$152,025	$467,500
Exchange of preferred shares	—	$349,600	$—
Issuance of senior secured (shareholder) notes in lieu of accrued liability	—	$149,500	—
Exchange of lease liability for note receivable	—	$40,546	—
Components of conversion (lease modification)of leases from capital to operating:
Reduction in leases assets, net	—	$704,191	—
Reduction in lease financing obligation	—	$850,791	—
Increase in deferred gain	—	$168,483	—

18.    Related Party Transactions

Included in accounts receivable at March 1, 2003 and March 2, 2002 were receivables from related parties of $19,342, and $13,105. Included in accounts payable of March 1, 2003 and March 2, 2002 were payables to related parties of $11,147 and $6,457, respectively. These receivables and payables relate primarily to transactions with drugstore.com (an equity investment of the Company until May 2002). During fiscal 2003, 2002 and 2001, the Company sold merchandise totaling $108,151, $75,152 and $65,259, respectively, to drugstore.com (or drugstore.com customers).

On May 27, 2001, the Company amended the employment agreements of Robert Miller, Chairman of the Board and Chief Executive Officer, and Mary Sammons, President and Chief Operating Officer, to provide for the payment, subject to certain conditions, of bonuses representing the difference between the amount called for under their severance agreements from a former employer and the amount they actually receive. In January 2002, the Company made payments of $5,971 to Mr. Miller and $1,931 to Ms. Sammons for these bonuses. The bonuses are repayable to the extent of each executive's recovery of severance due from the former employer. The Company has recorded the payment to Mr. Miller as recoverable, as a summary judgment has been filed by the courts in his favor, which has been appealed. The payment to Ms. Sammons was expensed over the term of her employment contract.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

During fiscal 2003, we paid Leonard Green & Partners, L.P., fees of $1,167 for financial advisory services. During fiscal 2002, the Company paid Leonard Green & Partners, L.P., an annual fee of $1,500 and a $2,500 fee for advisory services in connection with the financial restructuring transactions that were completed during fiscal 2002. Jonathan D. Sokoloff and John G. Danhakl, two of our directors, are equity owners of Leonard Green & Partners, L.P.  A director of ours from 1999 until his death in October 2002, Leonard Green was an equity owner of Leonard Green & Partners, L.P.

The Company has entered into a two year agreement with Leonard Green & Partners, L.P., effective January 1, 2003, whereby the Company has agreed to pay Leonard Green & Partners, L.P., an annual fee of $1,000 for its consulting services. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners, L.P. This agreement is an extension of the Company's existing consulting agreement with Leonard Green & Partners, L.P.

During fiscal 2003, the Company paid J.P. Morgan $3,150 in fees connected with the February 2003 offering of its 9.5% senior secured notes due 2011. During fiscal 2002, the Company paid J.P. Morgan Chase & Co. ("J.P. Morgan"), one of the Company's lenders and, at the time, beneficial owner of more than 5% of the Company's issued common stock, fees and other amounts in connection with the June 27, 2001 refinancing of $15,500. During fiscal 2001, the Company paid J.P. Morgan fees and other amounts in connection with refinancing activities of $20,500.

The law firm of Skadden, Arps, Slate, Meagher & Flom LLP provides legal services to the Company. Nancy A. Lieberman, director of the Company from 1996 until June 2002 is a partner of that law firm. Fees paid by the Company to Skadden, Arps, Slate, Meagher & Flom LLP were $3,611, $2,866 and $6,853 during fiscal 2003, 2002, and 2001, respectively, and did not exceed five percent of the firm's gross revenues for its fiscal year.

On June 15, 2001 and September 1, 2001, executive officers Elliot S. Gerson (no longer an executive officer as of June 2002), Christopher Hall, David R. Jessick (no longer an executive officer as of June, 2002), James P. Mastrian, Robert G. Miller, Mary F. Sammons and John T. Standley received loans from the Company aggregating $72, $172, $751, $72, $2,130, $1,284 and $660, respectively, with the largest aggregate principal and interest amount of such indebtedness for each executive officer, outstanding at any time during the loan period, equal to $73, $176, $767, $73, $2,173, $1,310 and $673, respectively. The interest rate on the loans was set at 4.25% (for loans issued on June 15, 2001) and 3.82% (for loans issued September 1, 2001). The loans were non-recourse loans which were secured solely by the restricted stock held by the executive officers. The purpose of the loans was to pay for the income tax consequences arising from the June 15, 2001 and September 1, 2001 vesting of restricted stock held by them. On December 10, 2001, with the approval of the Executive Committee of our Board of Directors, the executive officers surrendered all restricted shares issued to them on June 15, 2001 and September 1, 2001 in satisfaction of the loans. The value of all the restricted shares pledged by the executive officers on June 15, 2001 and September 1, 2001 was roughly equivalent in value to the loans satisfied. The Executive Committee also approved the payment to David J. Jessick (no longer an executive officer as of June 2002), Robert G. Miller, Mary F. Sammons and John T. Standley of $97, $286, $23 and $10, respectively, to compensate them for the restricted shares.

On October 11, 2002, the Company entered into a three year agreement with Info Access.net whereby the Company will be providing point-of-sale data to Info Access.net, which customizes reports, which it sells to the Company's vendors. The Company has paid Info Access.net an initial set-up fee of $125. Shawn Mastrian, the son of James P. Mastrian, our Senior Executive Vice President, Marketing and Logistics and Pharmacy Services, is a Vice President, Strategic Alliances with Info Acess.net.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

19.    Interim Financial Results (Unaudited)

	Fiscal Year 2003 (52 Weeks)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$3,925,116	$3,856,320	$3,879,523	$4,139,961	$15,800,920
Cost of goods sold, including occupancy costs	3,010,719	2,973,199	2,977,050	3,148,215	12,109,183
Selling, general and administrative expenses	883,587	851,232	832,614	840,136	3,407,569
Stock-based compensation (benefit) expense	8,094	(6,746)	2,625	833	4,806
Store closing and impairment charges	(4,117)	58,223	2,945	78,277	135,328
Interest expense	84,631	84,955	80,941	79,493	330,020
Other	(16,601)	1,491	(775)	(2,457)	(18,342)
	3,966,313	3,962,354	3,895,400	4,144,497	15,968,564
Loss before income taxes and extraordinary item	(41,197)	(106,034)	(15,877)	(4,536)	(167,644)
Income tax expense (benefit)	(43,511)	649	490	432	(41,940)
Income (loss) before extraordinary item	2,314	(106,683)	(16,367)	(4,968)	(125,704)
Extraordinary item, gain on early extinguishment of debt	270	1,392	—	11,966	13,628
Net income (loss)	$2,584	$(105,291)	$(16,367)	$6,998	$(112,076)
Basic and diluted loss per share:
Loss per share, from continuing operations	$(0.01)	$(0.21)	$(0.05)	$(0.04)	$(0.31)
Income per share, extraordinary item	—	—	—	0.02	0.03
Net loss per share	$(0.01)	$(0.21)	$(0.05)	$(0.02)	$(0.28)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

	Fiscal Year 2002 (52 Weeks)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$3,710,133	$3,691,074	$3,732,079	$4,037,860	$15,171,146
Cost of goods sold, including occupancy costs	2,835,455	2,856,756	2,916,062	3,134,036	11,742,309
Selling, general and administrative expenses	820,242	826,428	848,597	887,695	3,382,962
Stock-based compensation (benefit) expense	43,092	(845)	(39,447)	(18,691)	(15,891)
Store closing and impairment charges	(364)	22,105	18,652	211,224	251,617
Interest expense	128,689	102,377	82,515	82,483	396,064
Loss on debt and lease conversions and modifications	132,713	21,882	(56)	(74)	154,465
Other	(38,592)	39,203	17,973	13,873	32,457
Loss income taxes and extraordinary item	(211,102)	(176,832)	(112,217)	(272,686)	(772,837)
Income tax expense (benefit)	—	2,500	546	(14,791)	(11,745)
Loss before extraordinary item	(211,102)	(179,332)	(112,763)	(257,895)	(761,092)
Extraordinary item, loss on early extinguishment of debt	—	(66,589)	—	—	(66,589)
Net loss	$(211,102)	$(245,921)	$(112,763)	$(257,895)	$(827,681)
Basic and diluted loss per share:
Loss from continuing operations	$(0.56)	$(0.40)	$(0.23)	$(0.51)	$(1.68)
Loss from extraordinary item	—	(0.14)	—	—	(0.14)
Net loss per share	$(0.56)	$(0.54)	$(0.23)	$(0.51)	$(1.82)

During the fourth quarter of fiscal 2003, the Company incurred $78,277 in store closing and impairment charges. The Company also recorded a $27,700 million credit related to the elimination of several liabilities for former executives and a $19,502 million reduction of its LIFO reserve related to a lower level of inflation than originally estimated.

During the second quarter of fiscal 2003, the Company incurred $58,223 in store closing and impairment charges. In the first quarter of fiscal 2003, the company incurred a charge of $20,000 to reserve for probable loss related to the U.S. Attorney's investigation of former management's business practices. The Company also recorded a tax benefit of $44,011 related to a tax law change that increased the carryback period from two years to five for certain net operating losses.

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

During the first and second quarters of fiscal 2002, the Company recorded $15,000 and $24,100 of nonrecurring gains in selling, general and administrative expenses related to favorable litigation receipts. During the third quarter of fiscal 2001, the Company recorded a $20,000 credit for resolution of insurance coverage disputes and $20,000 credit for the reversal of previously amortized cost of issuance related to financings resulting from a contract settlement.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

20.    Financial Instruments

The carrying amounts and fair values of financial instruments at March 1, 2003 and March 2, 2002 are listed as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,372,500	$1,372,500	$527,962	$527,962
Fixed rate indebtedness	$2,313,942	$2,027,603	3,345,881	2,609,314
Interest rate swaps	—	—	(18,968)	(18,968)

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

21.    Discontinued Operations

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

Summarized operating results and net loss of PCS for thirty-one weeks ended October 2, 2000 were as follows:

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

Thirty-One Weeks Ended October 2, 2000
Net sales	$779,748
Income (loss) from operations before income tax expense	25,181
Income tax expense (benefit)	13,846
Income (loss) from discontinued operations	11,335
Loss on disposal before income tax benefit	(169,529)
Income tax benefit	734
Loss on disposal	(168,795)
Total income (loss) from discontinued operations.	$(157,460)

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (concluded)
For the Years Ended March 1, 2003, March 2, 2002 and March 3, 2001

(In thousands, except per share amounts)

22.    Subsequent Events

In April 2003, the senior secured credit facility was amended to increase the level of permitted second priority debt by $500,000, provided the proceeds are used to pay down borrowings under the senior secured credit facility.

In April 2003, the Company issued $360,000 aggregate principal amount of 8.125% senior secured notes due 2010. The net proceeds of the 8.125% senior secured notes were used to repay approximately $252,400 of the term loan under the senior secured credit facility and $92,400 will be used for general corporate purposes.

In March and April 2003, the Company repurchased $40,336 of its 7.125% notes due 2007 and $33,210 of its 6.0% notes due 2005.

In April 2003, the Company announced it intends to replace its existing senior secured credit facility with a new $2,000,000 senior secured credit facility that will consist of a $1,150,000 term loan and a $850,000 revolving credit facility that matures in April 2008. Closing of the new facility is subject to regulations of definitive documentation, successful syndication and satisfaction of customary closing conditions. The new credit facility is expected to be in place by the end of May 2003.

RITE AID CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 1, 2003, March 2, 2002, and March 3, 2001
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 1, 2003	$28,084	$29,180	$27,300	$29,964
Year ended March 2, 2002	37,050	7,384	16,350	28,084
Year ended March 3, 2001	43,371	21,147	27,468	37,050

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2003

RITE AID CORPORATION

By: /s/ ROBERT G. MILLER

Robert G. Miller
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their respective capacities on May 2, 2003.

Signature	Title

/s/ ROBERT G. MILLER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Robert G. Miller

/s/ MARY F. SAMMONS	President, Chief Operating Officer and Director

Mary F. Sammons

/s/ JOHN T. STANDLEY	Chief Administrative Officer and Senior Executive Vice-President

John T. Standley

/s/ CHRISTOPHER S. HALL	Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Christopher S. Hall

/s/ KEVIN TWOMEY	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

Kevin Twomey

/s/ JOHN G. DANHAKL	Director

John G. Danhakl

/s/ ALFRED M. GLEASON	Director

Alfred M. Gleason

/s/ GEORGE G. GOLLEHER	Director

George G. Golleher

/s/ COLIN V. REED	Director

Colin V. Reed

/s/ STUART M. SLOAN	Director

Stuart M. Sloan

/s/ JONATHAN D. SOKOLOFF	Director

Jonathan D. Sokoloff

FORM OF CERTIFICATION FOR
ANNUAL REPORTS ON FORM 10-K

I, Robert G. Miller, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Rite Aid Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	By:	/s/ Robert G. Miller
Robert G. Miller Chairman and Chief Executive Officer

FORM OF CERTIFICATION FOR
ANNUAL REPORTS ON FORM 10-K

I, Christopher Hall, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Rite Aid Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	By:	/s/ Christopher S. Hall
Christopher S. Hall Executive Vice-President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Numbers	Description	Incorporation by Reference to
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated October 25, 1999	Exhibit 3(ii) to Form 8-K filed on November 2, 1999
3.3	Certificate of Amendment to Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Pay-in-kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3 filed on March 4, 2002
4.1	Indenture dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association, to the Indenture dated as of August 1, 1993 and Morgan Guaranty Trust Company of New York, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture dated as of September 22, 1998 by and between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6% Dealer Remarketable Securities	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-66901, filed on November 6, 1998
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings bank, to the Indenture dated September 22, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6% Dealer Remarketable Securities	Exhibit 4.3 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation by Reference to
4.5	Indenture dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.6	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.7	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.8	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer and BNY Midwest Trust Company, as trustee, related to the Company's 11 1/4% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.9	Indenture dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q filed on January 15, 2002
4.10	Indenture dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K filed on March 5, 2003
4.11	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, the Subsidiary Guarantors named therein, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Filed herewith
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K filed on May 21, 2001
10.4	Rite Aid Corporation Special Deferred Compensation Plan*	Exhibit 10.21 to Form 10-K filed on July 11, 2000

Exhibit Numbers	Description	Incorporation by Reference to
10.5	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller dated as of December 5, 1999*	Exhibit 10.1 to Form 8-K filed on January 18, 2000
10.6	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of May 7, 2001*	Exhibit 10.9 to Form 10-K filed on May 21, 2001
10.7	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003	Filed herewith
10.8	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K filed on January 18, 2000
10.9	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K filed on May 21, 2001
10.10	Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of December 5, 1999*	Exhibit 10.4 to Form 8-K filed on January 18, 2000
10.11	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 2000*	Exhibit 10.20 to Form 10-K filed on May 21, 2001
10.12	Employment Agreement by and between Rite Aid Corporation and Christopher Hall, dated as of January 26, 2000*	Exhibit 10.48 to Form 10-K filed on May 21, 2001
10.13	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.14	Credit Agreement, dated as of June 27, 2001 among Rite Aid Corporation, the financial institutions party thereto, Citicorp USA, Inc., as senior administrative agent and as senior collateral agent, and The Chase Manhattan Bank, Credit Suisse First Boston and Fleet Retail Finance Inc., as syndication agents	Exhibit 10.30 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
10.15	Amendment No. 1 to the Senior Credit Agreement dated June 27, 2001, dated as of September 19, 2001, among Rite Aid Corporation, the Banks (as defined therein), Citicorp USA, Inc., as a Swingline Bank, as an Issuing Bank and as administrative agent for the Banks, Citicorp USA, Inc., as a collateral agent for the Banks and J.P. Morgan Chase Manhattan Bank, Credit Suisse First Boston and Fleet Retail Finance Inc., as syndication agent	Exhibit 10.62 to Form 10-Q filed on October 12, 2001

Exhibit Numbers	Description	Incorporation by Reference to
10.16	Amendment No. 2, dated as February 22, 2002, to the Senior Credit agreement, dated as of June 27, 2001 and amended as of September 19, 2001, among Rite Aid Corporation, the Banks party thereto, Citicorp USA, Inc., as Senior Administrative Agent, Citicorp USA, Inc., as Senior Collateral Agent, and JPMorgan Chase Bank, Credit Suisse First Boston and Fleet Retail Finance Inc., as Syndication Agents	Exhibit 10.1 to Form 8-K filed on February 27, 2002
10.17	Amendment No. 3 to the Senior Credit Agreement dated June 27, 2001, dated as of December 23, 2002, among Rite Aid Corporation, the Banks (as defined therein), Citicorp USA, Inc., as a Swingline Bank, as an Issuing Bank and as administrative agent for the Banks, Citicorp USA, Inc., as a collateral agent for the Banks and J.P. Morgan Chase Manhattan Bank, Credit Suisse First Boston and Fleet Retail Finance Inc., as syndication agent	Exhibit 10.1 to Form 10-Q filed on December 27, 2002.
10.18	Amendment No. 4 to the Senior Credit Agreement, dated as of February 6, 2003, among Rite Aid Corporation, the Banks (as defined therein), Citicorp USA, Inc., as a Swingline Bank, as Issuing Bank and as an Administrative Agent for the Banks, Citicorp USA, Inc., as Collateral Agent for the Banks, and JPMorgan Chase Bank, Credit Suisse First Boston and Fleet Retail Finance, Inc., as Syndication Agents	Exhibit 10.1 to Form 8-K filed on February 6, 2003
10.19	Amendment No. 5 to the Senior Credit Agreement, dated as of April 14, 2003, among Rite Aid Corporation, the Banks (as defined therein), Citicorp USA, Inc., as a Swingline Bank, as Issuing Bank and as an Administrative Agent for the Banks, Citicorp USA, Inc., as Collateral Agent for the Banks, and JPMorgan Chase Bank, Credit Suisse First Boston and Fleet Retail Finance, Inc., as Syndication Agents	Filed herewith
10.20	Senior Subsidiary Guarantee Agreement, dated as of June 27, 2001 among the Subsidiary Guarantors and Citicorp USA, Inc., as senior collateral agent	Exhibit 10.31 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
10.21	Senior Subsidiary Security Agreement, dated as of June 27, 2001 by the Subsidiary Guarantors in favor of the Citicorp USA (senior collateral agent)	Exhibit 10.32 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001

Exhibit Numbers	Description	Incorporation by Reference to
10.22	Collateral Trust and Intercreditor Agreement, dated June 27, 2001 among Rite Aid Corporation, the Subsidiary Guarantors, Wilmington Trust Company, as collateral trustee for the holders from time to time of the Second Priority Debt Obligations, Citicorp USA, Inc., as collateral agent for the Senior Secured Parties under the Senior Loan Documents, State Street Bank and Trust Company, as trustee under 10.50% Notes, Citibank USA, Inc. as agent, and Wells Fargo Bank Northwest, National Association, as trustee of RAC Distributions Statutory Trust, as collateral agent for the Synthetic Lease Documents, State Street Bank and Trust Company, as trustee under the Exchange Note Indenture for the holders of the Exchange Notes, and each other Second Priority Representative which from time to time becomes a party thereto	Exhibit 10.33 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
10.23	Amendment No. 1 to the Collateral Trust and Intercreditor Agreement dated as of June 27, 2001, dated as of April 15, 2003, by Rite Aid, the Subsidiary Guarantors, Citicorp USA, Inc., as senior collateral agent, Wilmington Trust Company, as second priority collateral agent and BNY Midwest Trust Company,as a second priority representative
Filed herewith
10.24	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001 among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 10.34 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
10.25	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001 by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Exhibit 10.35 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
10.26	Amendment to the Second Priority Subsidiary Security Agreement dated as of June 27, 2001, dated as of February 12, 2003, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Filed herewith
10.27	Amendment No. 1 to the Second Priority Subsidiary Security Agreement, the Second Priority Subsidiary Guarantee and the Second Priority Indemnity, Subrogation and Contribution Agreement dated as of April 15, 2003, by Rite Aid Corporation, the Subsidiary Guarantors/Grantors and Wilmington Trust Company, as second priority collateral trustee.	Filed herewith
10.28	Participation Agreement, dated as of June 27, 2001, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Exhibit 10.38 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001

Exhibit Numbers	Description	Incorporation by Reference to
10.29	Amendment No. 1 to the Participation Agreement, dated as of June 27, 2001, dated as of February 22, 2002, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Filed herewith
10.30	Amendment No. 2 to the Participation Agreement, dated as of June 27, 2001, dated as of December 23, 2002, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Filed herewith
10.31	Amendment No. 3 to the Participation Agreement, dated as of June 27, 2001, dated as of February 6, 2003, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Filed herewith
10.32	Exchange and Registration Rights Agreement, dated as of April 22, 2003, between Rite Aid Corporation, the Subsidiary Guarantors named therein, and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and Fleet Securities, Inc., as initial purchasers of the Company's 8.125% Senior Secured Notes due 2010	Filed herewith
10.33	Purchase Agreement dated April 15, 2003 by and between Rite Aid Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Fleet Securities, Inc., as representatives of the initial purchasers of the Company's 8.125% Senior Secured Notes due 2011	Filed herewith
10.34	Employment Agreement by and between Rite Aid Corporation and Mark C. Panzer*	Filed herewith
11	Statement regarding computation of earnings per share (See note 2 to the consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the registrant	Filed herewith
23	Consent of Deloitte & Touche LLP	Filed herewith
99.1	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Constitutes a compensatory plan or arrangement required to be filed with this Form.

Exhibit 99.1

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Rite Aid Corporation (the "Company") for the annual period ended March 1, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert G. Miller, as Chief Executive Officer of the Company, and Christopher Hall, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert G. Miller

Name: Robert G. Miller
Title: Chief Executive Officer
Date: May 2, 2003

/s/ Christopher S. Hall

Name: Christopher S. Hall
Title: Chief Financial Officer
Date: May 2, 2003

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of § 18 of the Securities Exchange Act of 1934, as amended.