Form 10-Q
period 2003-05-31
RITE AID CORP
filed 2003-07-03
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              To

Commission File Number 1-5742

RITE AID CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-1614034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Hunter Lane, Camp Hill, Pennsylvania (Address of principal executive offices)	17011 (Zip Code)

Registrant's telephone number, including area code: (717) 761-2633

(Former name, former address and former fiscal year, if changed since last report) Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 515,408,556 shares of its $1.00 par value common stock outstanding as of June 27, 2003.

RITE AID CORPORATION

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

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our new senior secured credit facility and other debt agreements;
•	our ability to improve the operating performance of our existing stores in accordance with our management's long term strategy;
•	our ability to hire and retain pharmacists and other store personnel;
•	the outcomes of pending lawsuits and governmental investigations;
•	competitive pricing pressures and continued consolidation of the drugstore industry; and
•	the efforts of third party payors to reduce prescription drug costs, changes in state or federal legislation or regulations, the success of planned advertising and merchandising strategies, general economic conditions and inflation, interest rate movements, access to capital, and our relationships with our suppliers.

We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects" included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2003 ("the Fiscal 2003 10-K"), which we filed with the Securities and Exchange Commission ("SEC") on May 2, 2003 and is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	May 31, 2003	March 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$342,742	$365,321
Accounts receivable, net	628,348	575,518
Inventories, net	2,226,611	2,195,030
Prepaid expenses and other current assets	98,851	108,018
Total current assets	3,296,552	3,243,887
PROPERTY, PLANT AND EQUIPMENT, NET	1,932,726	1,868,579
GOODWILL	684,535	684,535
OTHER INTANGIBLES, NET	195,190	199,768
OTHER ASSETS	130,097	136,746
Total assets	$6,239,100	$6,133,515
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt and lease financing obligations	$70,911	$103,715
Accounts payable	837,445	755,284
Accrued salaries, wages and other current liabilities	684,434	707,999
Total current liabilities	1,592,790	1,566,998
CONVERTIBLE NOTES	244,875	244,500
LONG-TERM DEBT, LESS CURRENT MATURITIES	3,465,797	3,345,365
LEASE FINANCING OBLIGATIONS, LESS CURRENT MATURITIES	167,121	169,048
OTHER NONCURRENT LIABILITIES	889,464	900,270
Total liabilities	6,360,047	6,226,181
COMMITMENTS AND CONTINGENCIES	—	—
REDEEMABLE PREFERRED STOCK	19,689	19,663
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $1 per share, liquidation value $100 per share	393,705	393,705
Common stock, par value $1 per share	515,372	515,115
Additional paid-in capital	3,135,246	3,119,619
Accumulated deficit	(4,156,941)	(4,118,119)
Stock-based and deferred compensation	—	5,369
Accumulated other comprehensive loss	(28,018)	(28,018)
Total stockholders' deficit	(140,636)	(112,329)
Total liabilities and stockholders' deficit	$6,239,100	$6,133,515

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	May 31, 2003	June 1, 2002
REVENUES	$4,046,168	$3,923,731
COSTS AND EXPENSES:
Cost of goods sold, including occupancy costs	3,068,175	2,993,778
Selling, general and administrative expenses	889,733	899,143
Stock-based compensation expense	9,835	8,094
Store closing and impairment charges (credits)	6,366	(4,117)
Interest expense	78,958	84,631
Interest rate swap contracts	—	264
Loss (gain) on debt modifications and retirements, net	33,427	(270)
Gain on sale of assets and investments, net	(1,504)	(16,865)
	4,084,990	3,964,658
Loss before income taxes	(38,822)	(40,927)
INCOME TAX BENEFIT	—	43,511
Net (loss) income	$(38,822)	$2,584
COMPUTATION OF LOSS APPLICABLE TO COMMON STOCKHOLDERS
Net (loss) income	$(38,822)	$2,584
Accretion of redeemable preferred stock	(26)	(25)
Cumulative preferred stock dividends	—	(7,230)
Net loss attributable to common stockholders	$(38,848)	$(4,671)
BASIC AND DILUTED LOSS PER SHARE
Net loss per share	$(0.08)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirteen Week Period Ended
	May 31, 2003	June 1, 2002
OPERATING ACTIVITIES:
Net (loss) income	$(38,822)	$2,584
Adjustments to reconcile to net cash (used in) provided by operations:
Depreciation and amortization	65,575	75,019
Stock-based compensation expense	9,835	8,094
Store closing and impairment charges (credits)	6,366	(4,117)
Loss (gain) on debt modifications and retirements, net	33,427	(270)
Gain on sale of assets and investments, net	(1,504)	(16,865)
Changes in income tax receivables and payables	—	(43,708)
Changes in operating assets and liabilities	(25,077)	17,376
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,800	38,113
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(128,760)	(20,244)
Intangible assets acquired	(4,895)	(2,056)
Proceeds from dispositions	8,523	18,866
NET CASH USED IN INVESTING ACTIVITIES	(125,132)	(3,434)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(185,464)	(4,500)
Principal payments on bank credit facilities	(1,372,500)	(5,000)
Proceeds from issuance of new bank credit facility	1,150,000	—
Change in zero balance cash accounts	(14,971)	18,092
Proceeds from issuance of stock	848	34
Proceeds from issuance of bonds	502,950	—
Deferred financing costs paid	(28,110)	(841)
NET CASH PROVIDED BY FINANCING ACTIVITIES	52,753	7,785
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,579)	42,464
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	365,321	344,055
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$342,742	$386,519
SUPPLEMENTARY CASH FLOW DATA:
Cash paid for interest (net of capitalized amounts of $48 and $95)	$61,205	$70,688
Cash (refunds) payments of income taxes, net	$(413)	$412

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 31, 2003 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2003 Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

2.    Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," Amendment of SFAS No. 13, "Accounting for Leases," and Technical Corrections." The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item shall be reclassified. Such reclassifications have been reflected in the accompanying financial statements. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and have been adopted without material impact. All other provisions of SFAS No. 145, which are effective for financial statements issued on or after May 15, 2002, have been adopted without material impact.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of the future liability related to that activity, to be classified in the same line item on the statement of operations. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS No. 146 effective January 1, 2003. This adoption impacts the timing of recognition of liabilities for exit or severance plans committed to after the adoption date, but had no impact on liabilities recorded by the Company for exit or severance costs as of December 31, 2002. Effective January 1, 2003, the Company records accretion of interest related to the discounting of the future liability related to that activity as a component of store closing and impairment charges on the statement of operations.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

In September 2002, EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" was issued. The pronouncement addresses two issues. The first issue requires that vendor consideration received by a reseller be characterized as a reduction of cost of sales unless the consideration is either (i) a payment for assets or services delivered by the vendor, in which case the consideration should be characterized as revenue or (ii) a reimbursement of costs incurred to sell the vendor's product, in which case, the consideration should be characterized as a reduction of that cost. The requirements for this issue are to be applied to new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified period of time should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period provided the amounts are probable and reasonably estimable. This portion of the pronouncement is to be applied to all new arrangements initiated after November 21, 2002. The adoption of this pronouncement had no impact on the Company's financial position or results of operations.

The Company has several stock option plans, which are described in detail in the Company's Form 10-K for the year ended March 1, 2003. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation – Transition and Disclosure", compensation cost recognized in the thirteen week period ended May 31, 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in all periods presented.

	Thirteen Week Period Ended
	May 31, 2003	June 1, 2002
Net (loss) income, as reported:	$(38,822)	$2,584
Add: Stock based compensation expense included in reported net income (loss)	9,541	8,094
Deduct: Total stock based compensation determined under the fair value method for all awards	(9,541)	(8,403)
Pro forma net (loss) income	$(38,822)	$2,275
Loss per share:
Basic and diluted – as reported	$(0.08)	$(0.01)
Basic and diluted – pro forma	$(0.08)	$(0.01)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation ("FIN") No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. The Company currently has no instruments that meet the

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

definition of a derivative, and therefore, the adoption of this Statement will have no impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption, the Company's redeemable preferred stock will be classified as a liability on the statement of financial position.

In November of 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others." FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company's financial position or results of operations.

In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption will not have any impact on the Company's financial position or results of operations.

3.    Loss Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted loss per share computation:

	Thirteen Week Period Ended
	May 31, 2003	June 1, 2002
Numerator for earnings per share:
Net (loss) income	$(38,822)	$2,584
Accretion of redeemable preferred stock	(26)	(25)
Cumulative preferred stock dividends	—	(7,230)
Net loss attributable to common stockholders	$(38,848)	$(4,671)
Denominator:
Basic weighted average shares	515,198	515,119
Diluted weighted average share	515,198	515,119
Basic and diluted loss per share:
Net loss per share	$(0.08)	$(0.01)

No potential shares of common stock have been included in the computation of diluted earnings per share as the Company incurred losses attributable to common shareholders for the thirteen week periods ended May 31, 2003 and June 1, 2002, and the amount would be antidilutive. At May 31, 2003, an

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

aggregate of 173,836 potential common shares related to stock options, convertible notes and preferred stock have been excluded from the computation of diluted earnings per share. At June 1, 2002, an aggregate of 169,764 potential common shares related to stock options, convertible notes and preferred stock and warrants have been excluded from the computation of diluted earnings per share.

4.    Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended
	May 31, 2003	June 1, 2002
Impairment charges	$831	$860
Store and equipment lease exit charges (credits)	5,535	(4,977)
	$6,366	$(4,117)

    Impairment charges

Impairment charges include non-cash charges of $831 and $860 for the thirteen week periods ended May 31, 2003 and June 1, 2002, respectively, for the impairment of long-lived assets at 11 and 13 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of the asset may not be recoverable.

Store and equipment lease exit charges (credits)

The Company recorded a charge for one store closed in the thirteen week period ended May 31, 2003. During the thirteen week period ended June 1, 2002, the Company did not record any charges for stores to be closed or relocated. Through December 31, 2002, costs incurred to close a store, which principally include lease termination costs, were recorded at the time management committed to closing the store, which is the date the closure was formally approved by senior management, or in the case of a store to be relocated, the date the new property was leased or purchased. Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Pursuant to the adoption of SFAS No. 146, the Company now records costs to close the store at the time the store is closed and all inventory is liquidated. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The Company recorded net closed store expense of $5,535 in the thirteen week period ended May 31, 2003, due to the impact of interest accretion and adjustments to the risk-free rate of interest on the provision. The effect of lease terminations and changes in the risk-free rate of interest during the thirteen week period ended June 1, 2002 resulted in a credit of $4,977 to store closing.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The reserve for store and equipment lease exit costs includes the following activity:

	Thirteen Week Period Ended
	May 31, 2003	June 1, 2002
Balance — beginning of period	$306,485	$287,464
Provision for present value of noncancellable lease payments of stores designated to be closed	(95)	1,093
Changes in assumptions about future sublease income, terminations and changes in interest rates	3,604	(5,430)
Reversals of reserves for stores that management has determined will remain open	—	(640)
Interest accretion	2,027	2,457
Cash payments, net of sublease income	(14,886)	(12,749)
Balance — end of period	$297,135	$272,195

The Company's revenues and loss from operations for the thirteen week periods ended May 31, 2003 and June 1, 2002 include results from stores that have been closed as of May 31, 2003. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended
	May 31, 2003	June 1, 2002
Revenues	$27,687	$72,257
Loss from operations	(806)	(14,359)

Included in loss from operations for the thirteen weeks ended May 31, 2003, are depreciation and amortization charges of $226 and closed store liquidation charges of $983. Included in loss from operations for the thirteen weeks ended June 1, 2002, are depreciation charges of $744 and closed store liquidation charges of $7,693. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

5.    Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis, pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangibles." Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of May 31, 2003 and March 1, 2003.

	May 31, 2003		March 1, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases and other	$304,586	$(170,820)	$303,334	$(167,544)
Prescription files	350,236	(288,812)	347,182	(283,204)
Total	$654,822	$(459,632)	$650,516	$(450,748)

Amortization expense for these intangible assets was $9,415 for the thirteen weeks ended May 31, 2003. The anticipated annual amortization expense for these intangible assets is $33,295, $17,882, $14,070, $15,969 and $13,965 in fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

6.    Sale of Investments

On April 29, 2002 and May 6, 2002, the Company sold shares of drugstore.com. As a result of these transactions, the Company no longer has an equity investment in drugstore.com. These sales resulted in a gain of $15,777, which is included in the $16,865 gain on sale of assets and investments, net, for the thirteen weeks ended June 1, 2002.

7.    Income Taxes

The income tax benefit of the operating loss generated in the thirteen week periods ended May 31, 2003 and June 1, 2002 have been fully offset by a valuation allowance as a result of the Company's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

The tax benefit of $43,511 for the thirteen week period ended June 1, 2002 is primarily related to the federal tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five.

The Company has undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

8.    Indebtedness and Credit Agreements

    General

Following is a summary of indebtedness and lease financing obligations at May 31, 2003 and March 1, 2003:

	May 31, 2003	March 1, 2003
Secured Debt:
Senior secured credit facility due April 2008	$1,150,000	$—
Senior secured credit facility due March 2005	—	1,372,500
12.5% senior secured notes due September 2006 ($152,025 face value less unamortized discount of $5,714 and $6,143)	146,311	145,882
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $4,667)	355,333	—
9.5% senior secured notes due February 2011	300,000	300,000
Other	6,190	6,540
	1,957,834	1,824,922

Lease Financing Obligations	174,378	176,186

Unsecured Debt:
6.0% dealer remarketable securities due October 2003	58,125	58,125
6.0% fixed-rate senior notes due December 2005	38,047	75,895
7.625% senior notes due April 2005	198,000	198,000

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

	May 31, 2003	March 1, 2003
4.75% convertible notes due December 2006 ($250,000 face valueless unamortized discount of $5,125 and $5,500)	$244,875	$244,500
7.125% notes due January 2007	210,074	335,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
11.25% senior notes due July 2008	150,000	150,000
6.875% senior debentures due August 2013	184,773	200,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $2,402)	147,598	—
7.7% notes due February 2027	295,000	300,000
6.875% fixed-rate senior notes due December 2028	140,000	150,000
	1,816,492	1,861,520
Total debt	3,948,704	3,862,628

Short-term debt and current maturities of long-term debt and lease financing obligations	(70,911)	(103,715)

Long-term debt and lease financing obligations, less current maturities	$3,877,793	$3,758,913

New Credit Facility

On May 28, 2003, the Company replaced its senior secured credit facility with a new senior secured credit facility. The new facility consists of a $1,150,000 term loan and a $700,000 revolving credit facility, and will mature on April 30, 2008. The proceeds of the loans made on the closing date of the new credit facility were used, among other things, to repay the outstanding amounts under the old facility and to purchase the land and buildings at the Company's Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement. The purchase price of these assets was $106,850.

Borrowings under the new facility currently bear interest either at LIBOR plus 3.50%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.50%. The Company is required to pay fees of 0.50% per annum on the daily unused amount of the revolving facility. Amortization payments of $2,875 related to the term loan begin on May 31, 2004, and continue on a quarterly basis until February 28, 2008, with a final payment of $1,104,000 due April 30, 2008.

Substantially all of Rite Aid Corporation's wholly owned subsidiaries guarantee the obligations under the new senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments under the new senior secured credit facility. Rite Aid Corporation's direct obligations under the new senior secured credit facility are unsecured.

The new senior secured credit facility allows for the issuance of up to $150,000 in additional term loans or additional revolver availability. Rite Aid may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided the Company is not in default of any terms of the facility, nor is in violation of any financial covenants. The new senior secured credit facility allows the Company to have outstanding, at any time, up to $1,000,000 in additional secured or unsecured debt. We

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

also have the ability to incur an unlimited amount of unsecured debt, if the terms of such unsecured indebtedness comply with certain terms set forth in the credit agreement and subject to the Company's compliance with certain financial covenants. At May 31, 2003, the remaining additional permitted secured debt under the new senior credit facility is $188,000. The new senior secured credit facility also allows for the repurchase of any debt with a maturity prior to April 30, 2008, and for a limited amount of debt with a maturity after April 30, 2008, based upon outstanding borrowings under the revolving credit facility and available cash at the time of the repurchase.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The new senior secured credit facility also requires the Company to meet various financial ratios and limits capital expenditures. Beginning with the twelve months ended May 31, 2003, the covenants require the Company to maintain a maximum leverage ratio of 6.65:1, gradually decreasing to 3.8:1 for the twelve months ending March 1, 2008. The Company must also maintain a minimum interest coverage ratio of 1.9:1 for the twelve months ended May 31, 2003, gradually increasing to 3.25:1 for the twelve months ending March 1, 2008. In addition, the Company must maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ended May 31, 2003, gradually increasing to 1.25:1 for the twelve months ending March 1, 2008. Capital expenditures are limited to $250,000 for the fiscal year ending February 28, 2004, with the allowable amount increasing in subsequent years.

The new senior secured credit facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of the Company's debt to accelerate the maturity of debt having a principal amount in excess of $25,000.

The Company's ability to borrow under the new senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable, inventory and prescription files. At May 31, 2003, the term loan was fully drawn and the Company had no outstanding draws on the revolving credit facility. At May 31, 2003, the Company had letters of credit outstanding against the credit facility of $123,491.

As a result of the above transaction, the Company recorded a loss on debt modification in the thirteen weeks ended May 31, 2003 of $43,197 (which included the write-off of previously deferred debt issue costs of $35,120).

Other Transactions

In May 2003, the Company issued $150,000 aggregate principal amount of 9.25% senior notes due 2013. These notes are unsecured and effectively subordinate to the secured debt of the Company. The indenture governing the 9.25% senior notes contains customary covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale lease-back transactions.

In April 2003, the Company issued $360,000 aggregate principal amount of 8.125% senior secured notes due 2010. The notes are unsecured, unsubordinated obligations to Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. The obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under the Company's new senior secured credit facility. The guarantees are secured, subject to permitted liens, by shared second priority liens, with the holders of our 12.5% senior secured notes and our 9.5% senior secured notes, granted by subsidiary guarantors on all of their assets that secure the obligations under the new senior credit facility, subject to certain exceptions. The indenture governing the 8.125% senior secured notes contains customary covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale lease-back transactions.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

During the thirteen week period ended May 31, 2003, the Company made open market purchases of the following securities:

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain
6.0% fixed rate senior notes due 2005	$37,848	$36,853	$865
7.125% notes due 2007	124,926	120,216	4,314
6.875% senior debentures due 2013	15,227	13,144	1,981
7.7% notes due 2027	5,000	4,219	715
6.875% fixed rate senior notes due 2028	10,000	7,975	1,895
Total	$193,001	$182,407	$9,770

The gain on the transactions listed above is recorded as a gain on debt modification in the accompanying statement of operations for the thirteen week period ended May 31, 2003.

During the thirteen week period ended June 1, 2002, the Company redeemed $4,500 of its 6.0% dealer remarketable securities due 2003 for $4,230. The early redemption resulted in a gain on debt modification of $270.

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2004 and the succeeding four fiscal years are as follows: 2004-$58,698, 2005-$14,092, 2006-$247,984, 2007-$613,265, 2008-$12,429, and $2,827,858 in 2009 and thereafter.

Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the new senior secured credit facility. These subsidiary guarantees are secured by a first priority lien on the inventory, accounts receivable and prescription files. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends and other payments from its subsidiaries to service payments due under the new senior credit facility. Rite Aid Corporation's direct obligations under the new senior credit facility are unsecured. The 12.5% senior secured notes due 2006, the 8.125% senior secured notes due 2010 and the 9.5% senior secured notes due 2011 are guaranteed by substantially all of the Company's wholly-owned subsidiaries that guarantee the new senior secured credit facility and the Company's obligations under such notes are secured on a second priority basis by the same collateral as the new senior secured credit facility.

The subsidiary guarantees related to the Company's new senior secured credit facility and second priority bond issuances are full and unconditional and joint and several. Also, the parent company's assets and operations are not material and subsidiaries not guaranteeing the new senior secured credit facility and bond issuances are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

9.    Commitments and Contingencies

The Company is party to numerous legal proceedings, as discussed below.

Federal investigations

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. The Company is cooperating fully with the United States Attorney. The Company has begun settlement discussions with the United States Attorney of the Middle District of Pennsylvania. The United States

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Attorney has proposed that the government would not institute any criminal proceedings against us if the Company enters into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company recorded an accrual of $20,000 in the thirteen weeks ended June 1, 2002 in connection with the resolution for these matters; however, the Company may incur charges in excess of that amount and the Company is unable to estimate the possible range of loss. Management will continue to evaluate the estimate and, to the extent that additional information arises or the Company's strategy changes, the Company will adjust the accrual accordingly. These investigations and settlement discussions are ongoing, and the Company cannot predict their outcomes. If the Company were convicted of any crime, certain licenses and government contracts such as Medicaid plan reimbursement agreements that are material to the Company's operations may be revoked, which would have a material adverse effect on the Company's results of operations, financial condition or cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against the Company, including a settlement, could also have a material adverse effect on the Company's results of operations, financial condition or cash flows.

The investigations conducted by the U.S. Department of Labor and by an independent trustee of matters related to the Company's employee benefits plans have been concluded. In addition, the class action lawsuit filed on behalf of the plans and their participants in the United States District Court for the Eastern District of Pennsylvania has been settled. Under the agreement, the Company's insurance companies paid $5,500 and in November 2002 the Company paid $4,000 into a settlement fund for the benefit of plan participants. The Company also agreed to implement certain changes in the way in which the Company administers its employee benefit plans and to maintain the current level of benefits through December 31, 2006. On March 11, 2003, the District Court approved the settlement and dismissed the complaint with prejudice.

Stockholder litigation

The Company's settlement of the consolidated securities class action lawsuits brought on behalf of securityholders who purchased its securities on the open market between May 2, 1997 and November 10, 1999 (and based on the allegation that the Company's financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented its financial position and results of operations for these periods) was approved by the United States District Court for the Eastern District of Pennsylvania by Order entered August 16, 2001. Although that Order was appealed by certain non-settling defendants (including the Company's former auditor, KPMG, the Company's former chief executive officer, Martin Grass, and the Company's former chief financial officer, Frank Bergonzi), those non-settling defendants have now also settled with plaintiffs, which settlement received final approval by the District Court on June 2, 2003. On June 9, 2003 all parties to the appeal filed a stipulation of dismissal of the appeal. In accordance with the agreement settling plaintiffs' claims against the Company, in April 2002, the Company issued $149,500 of senior secured (shareholder) notes (subsequently redeemed in February 2003) and paid $45,000 in cash, which was fully funded by the Company's officers' and directors' liability insurance. Several members of the class have elected to "opt-out" of the class and, as a result, they will be free to pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

On May 29, 2003, the Delaware Supreme Court affirmed the dismissal by the Delaware Chancery Court of the purported class action instituted by a stockholder against the Company on behalf of stockholders who purchased shares of the Company's common stock prior to March 1, 1997, and who continued to hold them to October 18, 1999, alleging claims similar to the claims alleged in the consolidated securities class action lawsuits described above.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 31, 2003 and June 1, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Reimbursement Matters

The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially filled perscriptions and fully filled prescriptions that are not picked up by ordering customers. The Company supplied similar information with respect to these matters to the United States Department of Justice. The Company believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. The Company cannot, however, predict their outcomes at this time. An individual acting on behalf of the United States of America has filed a lawsuit in the United States District Court of the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions, which were not picked up by customers. The United States Department of Justice has intervened in this lawsuit, as is its right under the law. The Company has reached an agreement to settle these investigations and the lawsuit filed by the private individual for $7,225, which is subject to court approval. The Company has reserved $7,225 related to this potential liability.

Other

The Company, together with a significant number of major U.S. retailers, has been sued by the Lemelson Foundation in a complaint which alleges that portions of the technology included in the Company's point-of-sale system infringe upon a patent held by the plaintiffs. The amount of damages sought is unspecified, and may be material. Management cannot predict the outcome of this litigation or whether it could result in a material adverse effect on the Company's results of operations, financial conditions or cash flows.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net loss for the thirteen week period ended May 31, 2003 was $38.8 million, compared to net income of $2.6 million for the thirteen week period ended June 1, 2002. However, revenues, gross margin and selling, general and administrative expenses ("SG&A") as a percent of sales all improved in the thirteen week period ended May 31, 2003. The factors that drove these improvements are described in further detail in the Results of Operations section below. Other items that had significant impact on our results of operations are as follows:

Loss on Debt Modifications and Retirements.    During the thirteen week period ended May 31, 2003, we recorded a loss on debt modifications and retirements of $33.4 million. This loss consisted of a loss of $43.2 million related to the termination of the old senior secured credit facility and the issuance of the new senior secured credit facility, offset by net gains of $9.8 million related to several debt instruments that were retired in the thirteen week period ended May 31, 2003. These transactions are described in more detail in the Liquidity and Capital Resources section below.

Stock-Based Compensation Expense.    We recorded stock based compensation expense of $9.8 million and $8.1 million in the thirteen week periods ended May 31, 2003 and June 1, 2002, respectively. The expense recorded in the thirteen week period ended May 31, 2003 resulted from the application of the fair value method of accounting for stock-based compensation expense, which we adopted as of the beginning of the period. Under the fair value method, assuming no new grants during the year, we expect expense for the remainder of fiscal 2004 to be approximately $18.5 million. The expense recorded in the thirteen week period ended June 1, 2002 resulted primarily from the impact of applying variable plan accounting to several of our stock-based compensation plans.

Income Tax Benefit.    In the thirteen week period ended June 1, 2002, we recorded a $43.5 million income tax benefit. The benefit resulted primarily from a federal law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five.

Substantial Investigation Expenses.    We incurred $6.0 million and $6.7 million in the thirteen week periods ended May 31, 2003 and June 1, 2002, respectively, in connection with defense against litigation related to prior management's business practices and the defense of prior management. We expect to incur an additional $9.0 million in the remainder of fiscal 2004, and expect to continue to incur significant legal and other expenses until the resolution of the U.S. Attorney's case against certain of our former executive officers and the investigations of certain other matters.

Gain on Sale of Assets and Investments:    In the thirteen week period ended June 1, 2002, we recorded a gain of $15.8 million resulting from the sale of our investment in drugstore.com.

Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 31, 2003	June 1, 2002
	(dollars in thousands)
Revenues	$4,046,168	$3,923,731
Revenue growth	3.1%	5.8%
Same store sales growth	4.3%	8.3%
Pharmacy sales growth	4.6%	9.2%
Same store pharmacy sales growth	5.7%	11.8%
Pharmacy sales as a % of total sales	64.5%	63.5%
Third party sales as a % of total pharmacy sales	93.1%	92.5%
Front-end sales growth	0.5%	0.4%
Same store front end sales growth	1.8%	2.7%
Front end sales as a % of total sales	35.5%	36.5%
Store data:
Total stores (beginning of period)	3,404	3,497
New stores	—	1
Closed stores	(8)	(45)
Store acquisitions, net	—	1
Total stores (end of period)	3,396	3,454
Relocated stores	1	4

Revenues

The 3.1% growth in revenues for the thirteen week period ended May 31, 2003 was driven by pharmacy sales growth of 4.6% and front end sales growth of 0.5%. The 5.8% growth in revenues for the thirteen week period ended June 1, 2002 was driven by pharmacy sales growth of 9.2%, and front end sales growth of 0.4%.

Pharmacy same store sales increased by 5.7% for the thirteen week period ended May 31, 2003, due to an increase in sales price per prescription, partially offset by a change in prescription mix. Additional factors contributing to our pharmacy same store sales increase include inflation and favorable industry trends. These trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems and the introduction of a number of successful new prescription drugs. These favorable factors were partially offset by an increase in generic sales mix, a reduction in hormone replacement therapy and non-sedating antihistamine prescriptions, the impact of a less severe cold and flu season than in the prior year and a slow start to the allergy season. Front end same store sales increased 1.8% in the thirteen week period ended May 31, 2003, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins, and improved assortments.

Pharmacy same store sales increased by 11.8% for the thirteen week period ended June 1, 2002, as compared to the same thirteen week period in the prior year. Factors contributing to pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, reduced cash pricing, our increased focus on pharmacy initiatives, such as predictive refill, and favorable industry trends. Front end same store sales increased 2.7% for the thirteen week period ended June 1, 2002, due to the same factors as described above for the thirteen week period ended May 31, 2003.

Costs and Expenses

	Thirteen Week Period Ended
	May 31, 2003	June 1, 2002
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,068,175	$2,993,778
Gross profit	977,993	929,953
Gross margin	24.2%	23.7%
Selling, general and administrative expenses	889,733	899,143
Selling, general and administrative expenses as a percentage of revenues	22.0%	22.9%
Stock-based compensation expense	9,835	8,094
Store closing and impairment charges (credits)	6,366	(4,117)
Interest expense	78,958	84,631
Interest rate swap contracts	—	264
Loss (gain) on debt modifications and retirements, net	33,427	(270)
Gain on sale of assets and investments, net	(1,504)	(16,865)

Cost of Goods Sold

Gross margin was 24.2% for the thirteen week period ended May 31, 2003 compared to 23.7% for the thirteen week period ended June 1, 2002. Gross margin was positively impacted by improvements in pharmacy margin, driven by increased generic mix and improved third party reimbursements. Gross margin was also positively impacted by a decrease in the LIFO provision, due to a lower estimated rate of inflation, a reduction in inventory liquidation losses related to closed stores and lower depreciation and amortization charges. Although front end margin rate was improved, the lower mix of front-end sales caused a decline in front-end margin contribution, which partially offset the positive pharmacy margin contribution.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $15.0 million for the thirteen week period ended May 31, 2003 versus $17.3 million for the thirteen week period ended June 1, 2002.

Selling, General and Administrative Expenses

SG&A as a percentage of sales was lower in the thirteen week period ended May 31, 2003 than in the thirteen week period ended June 1, 2002 due to a non-recurring litigation charge of $20.0 million in the thirteen week period ended June 1, 2002, decreased labor as a percentage of revenue, lower depreciation and amortization charges resulting from a reduced store count, reduction in professional fees and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs.

Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended
	May 31, 2003	June 1, 2002
	(dollars in thousands)
Impairment charges	$831	$860
Store and equipment lease exit charges (credits)	5,535	(4,977)
	$6,366	$(4,117)

Impairment Charges:    Impairment charges include non-cash charges of $0.8 million and $0.9 million in the thirteen week periods ended May 31, 2003 and June 1, 2002, respectively, for the impairment of long-lived assets at 11 and 13 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate that the carrying value of the assets may not be recoverable.

Store and Equipment Lease Exit Charges:    We recorded a charge for one store closed in the thirteen week period ended May 31, 2003. During the thirteen week period ended June 1, 2002, we did not record any charges for stores to be closed or relocated. Effective January 1, 2003, charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Prior to January 1, 2003, charges incurred to close a store were recorded at the time management committed to closing the store. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. We recorded closed store expense of $5.5 million in the thirteen week period ended May 31, 2003, due to the impact of interest accretion and adjustments to the risk-free rate of interest on the provision. The effect of lease terminations and changes in the risk-free rate of interest during the thirteen week period ended June 1, 2002 resulted in a credit of $5.0 million for store closing.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $79.0 million for the thirteen week period ended May 31, 2003, compared to $84.6 million for the thirteen week period ended June 1, 2002. The decrease was primarily due to a reduction in LIBOR rates, which reduced our interest rate on the senior secured credit facility, a lower average debt balance, and the reclassification of the accretion of closed store interest expense, which, pursuant to SFAS No. 146, is classified as a component of store closing and impairment charges in the thirteen week period ended May 31, 2003. Assuming no further changes in LIBOR rates, and reflecting the recent debt modifications and retirements, we expect interest expense for the remainder of the year to be $243 million. The weighted average interest rates, excluding capital leases, on our indebtedness for the thirteen week periods ended May 31, 2003 and June 1, 2002, were 6.87% and 8.08% respectively.

Income Taxes

The income tax benefit of the operating loss generated in the thirteen week periods ended May 31, 2003 and June 1, 2002 have been fully offset by a valuation allowance as a result of the Company's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

The tax benefit of $43,511 for the thirteen week period ended June 1, 2002 is primarily related to the federal tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five.

We experienced an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. We believe that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operations and (ii) the revolving credit facility under our new senior secured credit facility. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to provide funds for repurchases of our publicly traded debt.

Our ability to borrow under the new senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable, inventory and prescription files. On May 31, 2003, we had $576.5 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $123.5 million.

New Credit Facility

On May 28, 2003, we replaced our senior secured credit facility with a new senior secured credit facility. The new facility consists of a $1.15 billion term loan and a $700.0 million revolving credit facility, and will mature on April 30, 2008. The proceeds of the loans made on the closing of the new credit facility were, among other things, used to repay the outstanding amounts under the old facility and to purchase the land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement.

Substantially all of Rite Aid Corporation's wholly owned subsidiaries guarantee the obligations under the new senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments under the senior secured credit facility. Rite Aid Corporation's direct obligations under the new senior secured credit facility are unsecured.

The new senior secured credit facility allows for the issuance of up to $150.0 million in additional term loans or additional revolver availability. We may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided we are not in default of any terms of the facility, nor are in violation of any financial covenants. The new senior secured credit facility allows us to have outstanding, at any time, up to $1.0 billion in additional secured or unsecured debt. We also have the ability to incur an unlimited amount of unsecured debt, if the terms of such unsecured indebtedness comply with certain terms set forth in the credit agreement and subject to our compliance with certain financial covenants. At May 31, 2003, the remaining additional permitted secured debt under the new senior credit facility is $188.0 million. The new senior secured credit facility also allows for the repurchase of any debt with a maturity prior to April 30, 2008, and for a limited amount of debt with a maturity after April 30, 2008, based upon outstanding borrowings under the revolving credit facility and available cash at the time of the repurchase.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The senior secured credit facility also requires us to meet various financial ratios and limits capital expenditures. Beginning with the twelve months ended May 31, 2003, the covenants require us to maintain a maximum leverage ratio of 6.65:1, gradually decreasing to 3.8:1 for the twelve months ended March 1, 2008. We must also maintain a minimum interest coverage ratio of 1.9:1 for the twelve months ended May 31, 2003, gradually increasing to 3.25:1 for the twelve months ending March 1, 2008. In addition, we must maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ended May 31, 2003, gradually increasing to 1.25:1 for the twelve months ending March 1, 2008. Capital expenditures are limited to $250.0 million for the fiscal year ending February 28, 2004, with the allowable amount increasing in subsequent years.

We were in compliance with the covenants of the new senior secured credit facility and our other debt instruments as of May 31, 2003. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt maintenance covenants.

The new senior secured credit facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of our debt to accelerate the maturity of debt having a principal amount in excess of $25.0 million.

Other Transactions

In May 2003, we issued $150.0 million aggregate principal amount of 9.25% senior notes due 2013. These notes are unsecured and effectively subordinate to our secured debt. The indenture governing the 9.25% senior notes contains customary covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale lease-back transactions.

In April 2003, we issued $360.0 million aggregate principal amount of 8.125% senior secured notes due 2010. The notes are unsecured, unsubordinated obligations to Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our new senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of our 12.5% senior secured notes and our 9.5% senior secured notes, granted by subsidiary guarantors on all of their assets that secure the obligations under the new senior secured credit facility, subject to certain exceptions. The indenture governing the 8.125% senior secured notes contains customary covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale lease-back transactions.

During the thirteen week period ended May 31, 2003, we redeemed the following securities (in thousands):

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain
6.0% fixed rate senior notes due 2005	$37,848	$36,853	$865
7.125% notes due 2007	124,926	120,216	4,314
6.875% senior debentures due 2013	15,227	13,144	1,981
7.7% notes due 2027	5,000	4,219	715
6.875% fixed rate senior notes due 2028	10,000	7,975	1,895
Total	$193,001	$182,407	$9,770

The gain on the transactions listed above is recorded as a gain on debt modification in the accompanying statement of operations for the thirteen week period ended May 31, 2003.

During the thirteen week period ended June 1, 2002, we redeemed $4.5 million of our 6.0% dealer remarketable securities due 2003 for $4.2 million. The early redemption resulted in a gain on debt modification of $0.3 million.

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2004 and the succeeding four fiscal years are as follows: 2004-$58.7 million, 2005-$14.1 million, 2006-$248.0 million, 2007-$613.2 million, 2008-$12.4 million, and $2.8 billion in 2009 and thereafter.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $49.8 million of cash in the thirteen week period ended May 31, 2003 and provided $38.1 million of cash in the thirteen week period ended June 1, 2002. Operating cash flow for the thirteen week period ended May 31, 2003 was provided through improved operating results and increases in accounts payable, which offset $61.2 million of interest payments and increases in accounts receivable and inventory. Operating cash flow for the thirteen week period ended June 1, 2002 was negatively impacted by $70.8 million in interest payments offset by increases in current liabilities.

Cash used in investing activities was $125.1 million for the thirteen week period ended May 31, 2003, due primarily to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement. Also impacting cash used in investing activities were expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from asset dispositions. Cash used in investing activities was $3.4 million for the thirteen week period ended June 1, 2002, due primarily to expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from asset dispositions.

Cash provided by financing activities was $52.8 million and $7.8 million for the thirteen week periods ended May 31, 2003 and June 1, 2002, respectively. Cash used in financing activities in the thirteen week period ended May 31, 2003 was positively impacted by proceeds from the bond issuances referenced in "Liquidity and Capital Resources — Other Transactions", offset by the change in our credit facility and the early redemption of several bonds.

Working capital was $1,703.8 million at May 31, 2003, compared to $1,676.9 million at March 1, 2003.

Capital Expenditures

During the thirteen week period ended May 31, 2003, we incurred capital expenditures of $106.9 million related to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement. Excluding this transaction, which was incurred in connection with the issuance of our new senior secured credit facility, we plan to make total capital expenditures of approximately $170 to $190 million during fiscal 2004. These expenditures consist of approximately $77 to $87 million related to new store construction, store relocation and store remodel projects, $73 to $78 million dedicated to technology enhancements, improvements to distribution centers and other corporate requirements, and $20 to $25 million dedicated to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured credit facility. During the thirteen week period ended May 31, 2003, we spent $26.8 million on capital expenditures (excluding the synthetic lease buyout noted above), consisting of $11.0 million related to new store construction, store relocation and other store construction projects. An additional $15.8 million was related to other store improvement activities and the purchase of prescription files from independent pharmacists.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (a) limits our ability to obtain additional financing; (b) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (c) places us at a competitive disadvantage relative to our competitors with less debt; (d) renders us more vulnerable to general adverse economic and industry conditions; and (e) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowing under the new senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2004. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our new senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," Amendment of SFAS No. 13, "Accounting for Leases," and Technical Corrections." The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item shall be reclassified. Such reclassifications have been reflected in the accompanying financial statements. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and have been adopted without material impact. All other provisions of SFAS No. 145, which are effective for financial statements issued on or after May 15, 2002, have been adopted without material impact.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This differs from the guidance in EITF 94-3, which requires that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires all charges related to an exit activity, including accretion of interest related to the discounting of the future liability related to that activity, to be classified in the same line item on the statement of operations. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted SFAS No. 146 effective January 1, 2003. This adoption impacts the timing of recognition of liabilities for exit or severance plans committed to after the adoption date, but had no impact on liabilities recorded for exit or severance costs as of December 31, 2002. Effective January 1, 2003, we recorded accretion of interest related to the discounting of the future liability related to that activity as a component of store closing and impairment charges on the statement of operations.

In September 2002, EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" was issued. The pronouncement addresses two issues. The first issue requires that vendor consideration received by a reseller be characterized as a reduction of cost of sales unless the consideration is either (i) a payment for assets or services delivered by the vendor, in which case the consideration should be characterized as revenue or (ii) a reimbursement of costs incurred to sell the vendor's product, in which case, the consideration should be characterized as a reduction of that cost. The requirements for this issue are to be applied to new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified period of time should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period provided the amounts are probable and reasonably estimable. This portion of the pronouncement is to be applied to all new arrangements initiated after November 21, 2002. The adoption of this pronouncement had no impact on our financial position or results of operations.

We have several stock option plans, which are described in detail in our Form 10-K for the year ended March 1, 2003. Prior to fiscal 2004, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Under the modified prospective method of adoption selected by us under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation – Transition and Disclosure", compensation cost recognized in the thirteen week period ended May 31, 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation ("FIN) No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. We currently have no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement will have no impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption, our redeemable preferred stock will be classified as a liability on the statement of financial position.

In November of 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others." FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on our financial position or results of operations.

In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. We do not expect the adoption to have any impact on our financial position or results of operations.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations---Overview" and "Factors Affecting our Future Prospects" included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2003, which we filed with the SEC on May 2, 2003.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The major market risk exposure is changing interest rates. Increases in interest rates would increase our interest expense. Since the end of fiscal 2003, our primary risk exposure has not changed. We enter into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. Our policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 31, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at May 31, 2003
	(dollars in thousands)
Long-term debt,
Including current portion
Fixed rate	$58,698	$2,592	$236,484	$601,765	$929	$1,723,858	$2,624,326	$2,516,507
Average Interest Rate	6.02%	11.41%	7.36%	7.63%	8.00%	8.29%	8.00%
Variable Rate	—	$11,500	$11,500	$11,500	$11,500	$1,104,000	$1,150,000	$1,150,000
Average Interest Rate		4.88%	4.88%	4.88%	4.88%	4.88%	4.88%

As of May 31, 2003, 30.5% of our total debt is exposed to fluctuations in variable interest rates.

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

As of May 31, 2003, the ratings on our new senior secured credit facility were BB by Standard & Poor's and B1 by Moody's. The interest rate on the variable rate borrowings on this facility are LIBOR plus 3.50%.

ITEM 4.    Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b)   Changes in internal controls.    Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

Our settlement of the consolidated securities class action lawsuits brought on behalf of securityholders who purchased our securities on the open market between May 2, 1997 and November 10, 1999 (and based on the allegation that our financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented our financial position and results of operations for these periods) was approved by the United States District Court for the Eastern District of Pennsylvania by Order entered August 16, 2001. Although that Order was appealed by certain non-settling defendants (including our former auditor, KPMG, our former chief executive officer, Martin Grass, and our former chief financial officer, Frank Bergonzi), those non-settling defendants have now also settled with plaintiffs, which settlement received final approval by the District Court on June 2, 2003. On June 9, 2003 all parties to the appeal filed a stipulation of dismissal of the appeal. In accordance with the agreement settling plaintiffs' claims against us, in April 2002, we issued $149.5 million of senior secured (shareholder) notes (subsequently redeemed in February 2003) and paid $45.0 million in cash, which was fully funded by our officers' and directors' liability insurance. Several members of the class have elected to "opt-out" of the class and, as a result, they will be free to pursue their claims. Management believes that their claims, individually and in the aggregate, are not material.

On May 29, 2003, the Delaware Supreme Court affirmed the dismissal by the Delaware Chancery Court of the purported class action instituted by a stockholder against the Company on behalf of stockholders who purchased shares of the Company's common stock prior to March 1, 1997, and who continued to hold them to October 18, 1999, alleging claims similar to the claims alleged in the consolidated securities class action lawsuits described above.

ITEM 2.    Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the thirteen week period ended May 31, 2003.

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation by Reference to
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated October 25, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Pay-in-Kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q, filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York,, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of September 22, 1998 by and between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6% Dealer Remarketable Securities	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-66901, filed on November 6, 1998
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated September 22, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6% Dealer Remarketable Securities	Exhibit 4.3 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation by Reference to
4.5	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.6	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2003, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.7	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.8	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.9	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.10	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.11	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.12	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Filed herewith
10.1	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003	Exhibit 10.7 to Form 10-K, filed on May 2, 2003

Exhibit Numbers	Description	Incorporation by Reference to
10.2	Credit Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003 among Rite Aid Corporation, the Lenders named therein, Citicorp North America, Inc., as Administrative Agent and Collateral Processing Co-Agent, JPMorgan Chase Bank, as Syndication Agent and Collateral Processing Co-Agent, Fleet Retail Finance Inc., as Co-Documentation Agent and Collateral Agent, CIT Group/Business Credit, Inc., as Co-Documentation Agent, and General Electric Capital Corporation, as Co-Documentation Agent	Exhibit 10.1 to Form 8-K, filed on May 30, 2003
10.3	Amended and Restated Collateral Trust and Intercreditor Agreement dated as of June 27, 2001, as amended and restated as of May 28, 2003, among Rite Aid Corporation, each Subsidiary of Rite Aid named therein or which becomes a party thereto, Wilmington Trust Company, as Collateral Trustee for the holders from time to time of the Second Priority Debt Obligations, Citicorp North America, Inc., as Senior Collateral Processing Co-Agent for the Senior Secured Parties under the Senior Loan Documents, U.S. Bank and Trust, as Trustee under the 12.5% Note Indenture, BNY Midwest Trust Company, as Trustee under the 9.5% Note Indenture, and each other Second Priority Representative which becomes a party thereto	Exhibit 10.2 to Form 8-K, filed on May 30, 2003
10.4	Senior Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, made by the Subsidiary Guarantors and any other Person that becomes a Subsidiary Guarantor pursuant to the Senior Credit Agreement, in favor of Citicorp North America, Inc., as Senior Collateral Processing Co-Agent, and JPMorgan Chase Bank, as Senior Collateral Processing Co-Agent	Exhibit 10.3 to Form 8-K, filed on May 30, 2003
10.5	Senior Subsidiary Guarantee Agreement dated as of June 27, 2001, as amended and restated as of May 28, 2003, among each of the subsidiaries named therein of Rite Aid Corporation, Citicorp North America, Inc., as Senior Collateral Processing Co-Agent and JPMorgan Chase Bank, as Senior Collateral Processing Co-Agent	Exhibit 10.4 to Form 8-K, filed on May 30, 2003

Exhibit Numbers	Description	Incorporation by Reference to
10.6	Amendment No. 1 to the Second Priority Subsidiary Security Agreement, the Second Priority Subsidiary Guarantee and the Second Priority Indemnity, Subrogation and Contribution Agreement dated as of April 15, 2003, by Rite Aid Corporation, the Subsidiary Guarantors/Grantors and Wilmington Trust Company, as Second Priority Collateral Trustee	Exhibit 10.27 to Form 10-K, filed May 2, 2003
10.7	Exchange and Registration Rights Agreement, dated as of April 22, 2003, between Rite Aid Corporation, the Subsidiary Guarantors named therein, and Citicorp Global Markets Inc., J.P. Morgan Securities Inc., and Fleet Securities, Inc., as initial purchasers of the Company's 8.125% Senior Secured Notes due 2010	Exhibit 10.32 to Form 10-K, filed on May 2, 2003
10.8	Purchase Agreement, dated April 15, 2003 by and between Rite Aid Corporation and Citicorp Global Markets Inc., J.P. Morgan Securities Inc. and Fleet Securities, Inc., as representatives of the initial purchasers of the Company's 8.125% Senior Secured Notes due 2010	Exhibit 10.33 to Form 10-K, filed on May 2, 2003
10.9	Purchase Agreement, dated May 13, 2003, between Rite Aid Corporation, and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Fleet Securities, Inc., as representatives of the initial purchasers of the Company's 9.25% Senior Notes due 2013	Filed herewith
10.10	Exchange and Registration Rights Agreement, dated as of May 20, 2003, between Rite Aid Corporation, and Citigroup Global Markets, Inc., J.P. Morgan Securities Inc. and Fleet Securities, Inc., as initial purchasers of the Company's 9.25% Senior Notes due 2013	Filed herewith
10.11	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
99.1	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Rite Aid filed the following current reports on Form 8-K during the thirteen week period ended May 31, 2003:
1.	Rite Aid Corporation filed a Current Report on Form 8-K on April 15, 2003, discussing under Item 5 a press released dated April 14, 2003 announcing Rite Aid's plan to offer $350 million aggregate principal amount of seven-year senior secured notes due 2010. The 8-K also disclosed under Item 5 a press release dated April 15, 2003 announcing the terms of the previously announced offering of senior secured notes.

2.	Rite Aid Corporation filed a Current Report on Form 8-K on May 14, 2003, discussing under Item 5 a press release dated May 13, 2003 announcing Rite Aid's plan to offer $150 million aggregate principal amount of ten-year senior notes due 2013. The 8-K disclosed under Item 5 a press release dated May 13, 2003 announcing the terms of the previously announced offering of senior notes.
3.	Rite Aid Corporation filed a Current Report on Form 8-K on May 30, 2003, discussing under Item 5 a press release dated May 28, 2003 announcing the completion of Rite Aid's new senior secured credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 3, 2003

RITE AID CORPORATION By: /s/ ROBERT B. SARI Robert B. Sari Senior Vice President and General Counsel

Date: July 3, 2003

By: /s/ CHRISTOPHER S. HALL Christopher S. Hall Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Mary F. Sammons, Chief Executive Officer, certify that:

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

Date: July 3, 2003

By: /s/ MARY F. SAMMONS

Mary F. Sammons Chief Executive Officer

CERTIFICATIONS

I, Christopher S. Hall, Executive Vice President and Chief Financial Officer, certify that:

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

Date: July 3, 2003

By: /s/ CHRISTOPHER S. HALL

Christopher S. Hall Executive Vice President and Chief Financial Officer