Form 10-Q
period 2003-08-30
RITE AID CORP
filed 2003-10-07
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 30, 2003

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

The registrant had 516,010,629 shares of its $1.00 par value common stock outstanding as of September 26, 2003.

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

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;
•	our ability to improve the operating performance of our existing stores in accordance with our management's long term strategy;
•	our ability to hire and retain pharmacists and other store personnel;
•	the outcomes of pending lawsuits and governmental investigations;
•	competitive pricing pressures and continued consolidation of the drugstore industry; and
•	the efforts of third party payors to reduce prescription drug reimbursements, changes in state or federal legislation or regulations, the success of planned advertising and merchandising strategies, general economic conditions and inflation, interest rate movements, access to capital, and our relationships with our suppliers.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	August 30, 2003	March 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$259,931	$365,321
Accounts receivable, net	637,159	575,518
Inventories, net	2,331,144	2,195,030
Prepaid expenses and other current assets	101,249	108,018
Total current assets	3,329,483	3,243,887
PROPERTY, PLANT AND EQUIPMENT, NET	1,909,756	1,868,579
GOODWILL	684,535	684,535
OTHER INTANGIBLES, NET	188,607	199,768
OTHER ASSETS	135,186	136,746
Total assets	$6,247,567	$6,133,515
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt and lease financing obligations	$78,496	$103,715
Accounts payable	863,501	755,284
Accrued salaries, wages and other current liabilities	696,536	707,999
Total current liabilities	1,638,533	1,566,998
CONVERTIBLE NOTES	245,250	244,500
LONG-TERM DEBT, LESS CURRENT MATURITIES	3,456,645	3,345,365
LEASE FINANCING OBLIGATIONS, LESS CURRENT MATURITIES	166,250	169,048
OTHER NONCURRENT LIABILITIES	863,283	900,270
Total liabilities	6,369,961	6,226,181
COMMITMENTS AND CONTINGENCIES	—	—
REDEEMABLE PREFERRED STOCK	19,714	19,663
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $1 per share, liquidation value $100 per share	401,579	393,705
Common stock, par value $1 per share	515,515	515,115
Additional paid-in capital	3,136,446	3,119,619
Accumulated deficit	(4,167,539)	(4,118,119)
Stock-based and deferred compensation	—	5,369
Accumulated other comprehensive loss	(28,109)	(28,018)
Total stockholders' deficit	(142,108)	(112,329)
Total liabilities and stockholders' deficit	$6,247,567	$6,133,515

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	August 30, 2003	August 31, 2002
REVENUES	$4,052,091	$3,856,510
COSTS AND EXPENSES:
Cost of goods sold, including occupancy costs	3,087,860	2,958,690
Selling, general and administrative expenses	893,337	865,931
Stock-based compensation expense (benefit)	8,847	(6,746)
Store closing and impairment (credits) charges	(8,994)	58,223
Interest expense	79,409	84,955
Interest rate swap contracts	—	14
Loss (gain) on debt modifications and retirements, net	1,888	(1,392)
Loss on sale of assets and investments, net	342	1,477
	4,062,689	3,961,152
Loss before income taxes	(10,598)	(104,642)
INCOME TAX EXPENSE	—	649
Net loss	$(10,598)	$(105,291)
COMPUTATION OF LOSS APPLICABLE TO COMMON STOCKHOLDERS
Net loss	$(10,598)	$(105,291)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(7,874)	(2,263)
Net loss attributable to common stockholders	$(18,498)	$(107,580)
BASIC AND DILUTED LOSS PER SHARE
Net loss per share	$(0.04)	$(0.21)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Twenty-Six Week Period Ended
	August 30, 2003	August 31, 2002
REVENUES	$8,098,259	$7,780,241
COSTS AND EXPENSES:
Cost of goods sold, including occupancy costs	6,156,035	5,952,468
Selling, general and administrative expenses	1,783,070	1,765,074
Stock-based compensation expense	18,682	1,348
Store closing and impairment (credits) charges	(2,628)	54,106
Interest expense	158,367	169,586
Interest rate swap contracts	—	278
Loss (gain) on debt modifications and retirements, net	35,315	(1,662)
Gain on sale of assets and investments, net	(1,162)	(15,388)
	8,147,679	7,925,810
Loss before income taxes	(49,420)	(145,569)
INCOME TAX BENEFIT	—	(42,862)
Net loss	$(49,420)	$(102,707)
COMPUTATION OF LOSS APPLICABLE TO COMMON STOCKHOLDERS
Net loss	$(49,420)	$(102,707)
Accretion of redeemable preferred stock	(52)	(51)
Cumulative preferred stock dividends	(7,874)	(9,493)
Net loss attributable to common stockholders	$(57,346)	$(112,251)
BASIC AND DILUTED LOSS PER SHARE
Net loss per share	$(0.11)	$(0.22)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Twenty-Six Week Period Ended
	August 30, 2003	August 31, 2002
OPERATING ACTIVITIES:
Net loss	$(49,420)	$(102,707)
Adjustments to reconcile to net cash used in operations:
Depreciation and amortization	130,672	147,326
Stock-based compensation expense	18,682	1,348
Store closing and impairment (credits) charges	(2,628)	54,106
Loss (gain) on debt modifications and retirements, net	35,315	(1,662)
Interest rate swap contracts market value adjustment	—	278
Gain on sale of assets and investments, net	(1,162)	(15,388)
Changes in income tax receivables and payables	—	(44,002)
Changes in operating assets and liabilities	(192,656)	(44,432)
NET CASH USED IN OPERATING ACTIVITIES	(61,197)	(5,133)
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(158,493)	(48,063)
Intangible assets acquired	(7,608)	(5,556)
Proceeds from dispositions	14,436	25,582
NET CASH USED IN INVESTING ACTIVITIES	(151,665)	(28,037)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(199,204)	(26,528)
Proceeds from issuance of new bank credit facilities	1,150,000	—
Principal payments on bank credit facilities	(1,372,500)	(12,500)
Change in zero balance cash accounts	55,940	(766)
Proceeds from the issuance of bonds	502,950	—
Proceeds from issuance of stock	1,271	280
Deferred financing costs paid	(30,985)	(491)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	107,472	(40,005)
DECREASE IN CASH AND CASH EQUIVALENTS	(105,390)	(73,175)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	365,321	344,055
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$259,931	$270,880
SUPPLEMENTARY CASH FLOW DATA:
Cash paid for interest (net of capitalized amounts of $91 and $176, respectively)	$132,313	$170,864
Cash payments of income taxes, net	$2,169	$1,392
Equipment financed under capital leases	$9,025	$544

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 30, 2003 and August 31, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 30, 2003 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2003 Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

2.    Recent Accounting Pronouncements

The Company has several stock option plans, which are described in detail in the Company's Form 10-K for the year ended March 1, 2003. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation — Transition and Disclosure", compensation cost recognized in the twenty-six week period ended August 30, 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in all periods presented:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Net loss, as reported:	$(10,598)	$(105,291)	$(49,420)	$(102,707)
Add: Stock based compensation expense (benefit) included in reported net loss	8,715	(8,923)	18,256	(2,992)
Deduct: Total stock based compensation determined under the fair value method for all awards	(8,715)	(8,455)	(18,256)	(16,858)
Pro forma net loss	$(10,598)	$(122,669)	$(49,420)	$(122,557)
Loss per share:
Basic and diluted – as reported	$(0.04)	$(0.21)	$(0.11)	$(0.22)
Basic and diluted – pro forma	$(0.04)	$(0.24)	$(0.11)	$(0.24)

The Company also provides restricted stock grants and the expense for these grants is included in the operating statement line "stock-based compensation expense", but is excluded from the above table.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 30, 2003 and August 31, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption in the third quarter of fiscal 2004, the Company's redeemable preferred stock will be classified as a liability on the balance sheet.

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

3.    Loss Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted loss per share computation:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Numerator for earnings per share:
Net loss	$(10,598)	$(105,291)	$(49,420)	$(102,707)
Accretion of redeemable preferred stock	(26)	(26)	(52)	(51)
Cumulative preferred stock dividends	(7,874)	(2,263)	(7,874)	(9,493)
Net loss attributable to common stockholders	$(18,498)	$(107,580)	$(57,346)	$(112,251)
Denominator:
Basic weighted average shares	515,402	515,158	515,227	515,139
Diluted weighted average share	515,402	515,158	515,227	515,139
Basic and diluted loss per share:
Net loss per share	$(0.04)	$(0.21)	$(0.11)	$(0.22)

No potential shares of common stock have been included in the computation of diluted earnings per share as the Company incurred losses attributable to common shareholders for the thirteen and twenty-six week periods ended August 30, 2003 and August 31, 2002, and the amount would be antidilutive. At August 30, 2003, an aggregate of 175,432 potential common shares related to stock options, convertible notes and preferred stock have been excluded from the computation of diluted earnings per share. At August 31, 2002, an aggregate of 172,058 potential common shares related to stock options, convertible notes and preferred stock and warrants have been excluded from the computation of diluted earnings per share.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 30, 2003 and August 31, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

4.    Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Impairment charges	$1,186	$5,548	$2,017	$6,408
Store and equipment lease exit charges (credits)	(10,180)	52,675	(4,645)	47,698
	$(8,994)	$58,223	$(2,628)	$54,106

    Impairment charges

Impairment charges include non-cash charges of $1,186 and $5,548 for the thirteen week periods ended August 30, 2003 and August 31, 2002, respectively, for the impairment of long-lived assets at 14 and 41 stores, respectively. Impairment charges include non-cash charges of $2,017 and $6,408 for the twenty-six week periods ended August 30, 2003 and August 31, 2002, respectively, for the impairment of long-lived assets at 25 and 54 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of the asset may not be recoverable.

    Store and equipment lease exit charges (credits)

During the thirteen week periods ended August 30, 2003 and August 31, 2002, the Company recorded charges for 1 and 32 stores, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended August 30, 2003 and August 31, 2002, the Company recorded charges for 2 and 32 stores, respectively, to be closed or relocated under long-term leases. Through December 31, 2002, costs incurred to close a store, which principally include lease termination costs, were recorded at the time management committed to closing the store, which is the date the closure was formally approved by senior management, or in the case of a store to be relocated, the date the new property was leased or purchased. Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Pursuant to the adoption of SFAS No. 146, the Company now records costs to close the store at the time the store is closed and all inventory is liquidated. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The Company recorded a net closed store credit of $10,180 in the thirteen week period ended August 30, 2003, due to adjustments to the risk-free rate of interest on the provision. The effect of closure decisions and changes in the risk-free rate of interest during the thirteen week period ended August 31, 2002 resulted in a net closed store expense of $52,675. The Company recorded a net closed store credit of $4,645 in the twenty-six week period ended August 30, 2003, due to adjustments to the risk-free rate of interest on the provision. The effect of closure decisions and changes in the risk-free rate of interest during the twenty-six week period ended August 31, 2002 resulted in a net closed store expense of $47,698.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 30, 2003 and August 31, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The reserve for store and equipment lease exit costs includes the following activity:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Balance — beginning of period	$297,135	$272,195	$306,485	$287,464
Provision for present value of noncancellable lease payments of store closings	996	36,198	901	37,291
Changes in assumptions about future sublease income, terminations and changes in interest rates	(13,026)	16,572	(9,422)	11,142
Reversals of reserves for stores that management has determined will remain open	—	(95)	—	(735)
Interest accretion	1,848	2,645	3,875	5,102
Cash payments, net of sublease income	(11,256)	(13,999)	(26,142)	(26,748)
Balance — end of period	$275,697	$313,516	$275,697	$313,516

The Company's revenues and loss from operations for the thirteen and twenty-six week periods ended August 30, 2003 and August 31, 2002 include results from stores that have been closed as of August 30, 2003. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Revenues	$21,442	$55,427	$50,138	$128,683
Loss from operations	(3,389)	(5,992)	(4,298)	(21,001)

Included in loss from operations for the thirteen weeks ended August 30, 2003 and August 31, 2002, are depreciation and amortization charges of $125 and $754 and closed store liquidation charges of $2,246 and $528, respectively. Included in loss from operations for the twenty-six weeks ended August 30, 2003 and August 31, 2002, are depreciation and amortization charges of $369 and $1,539 and closed store liquidation charges of $3,229 and $8,221, respectively. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

5.    Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis, pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangibles". Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of August 30, 2003 and March 1, 2003.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 30, 2003 and August 31, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

	August 30, 2003		March 1, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases and other	$305,345	$(173,726)	$303,334	$(167,544)
Prescription files	351,325	(294,337)	347,182	(283,204)
Total	$656,670	$(468,063)	$650,516	$(450,748)

Amortization expense for these intangible assets was $8,840 and $18,255 for the thirteen and twenty-six weeks ended August 30, 2003. The anticipated annual amortization expense for these intangible assets is $33,766, $18,324, $14,516, $16,469 and $14,465 in fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

6.    Sale of Investments

On April 29, 2002 and May 6, 2002, the Company sold shares of drugstore.com. As a result of these transactions, the Company no longer has an equity investment in drugstore.com. These sales resulted in a gain of $15,777, which is included in the $15,388 gain on sale of assets and investments, net, for the twenty-six week period ended August 31, 2002.

7.    Income Taxes

The income tax benefits of the operating loss generated in the thirteen and twenty-six week periods ended August 30, 2003 and August 31, 2002 have been fully offset by a valuation allowance as a result of the Company's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

The tax benefit of $42,862 for the twenty-six week period ended August 31, 2002 is primarily related to the federal tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five.

The Company has undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

8.    Indebtedness and Credit Agreements

    General

Following is a summary of indebtedness and lease financing obligations at August 30, 2003 and March 1, 2003:

	August 30, 2003	March 1, 2003
Secured Debt:
Senior secured credit facility due April 2008	$1,150,000	$—
Senior secured credit facility due March 2005	—	1,372,500
12.5% senior secured notes due September 2006 ($142,025 and $152,025 face value less unamortized discount of $4,938 and $6,143, respectively)	137,087	145,882

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 30, 2003 and August 31, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

	August 30, 2003	March 1, 2003
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $4,501)	355,499	—
9.5% senior secured notes due February 2011	300,000	300,000
Other	5,979	6,540
	1,948,565	1,824,922

Lease Financing Obligations	181,148	176,186

Unsecured Debt:
6.0% dealer remarketable securities due October 2003	58,125	58,125
7.625% senior notes due April 2005	198,000	198,000
6.0% fixed-rate senior notes due December 2005	38,047	75,895
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $4,750 and $5,500)	245,250	244,500
7.125% notes due January 2007	210,074	335,000
11.25% senior notes due July 2008	150,000	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
6.875% senior debentures due August 2013	184,773	200,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $2,341)	147,659	—
7.7% notes due February 2027	295,000	300,000
6.875% fixed-rate senior notes due December 2028	140,000	150,000
	1,816,928	1,861,520
Total debt	3,946,641	3,862,628

Short-term debt and current maturities of long-term debt and lease financing obligations	(78,496)	(103,715)

Long-term debt and lease financing obligations, less current maturities	$3,868,145	$3,758,913

    New Credit Facility

On May 28, 2003, the Company replaced its senior secured credit facility with a new senior secured credit facility. The new facility consists of a $1,150,000 term loan and a $700,000 revolving credit facility, and will mature on April 30, 2008. The proceeds of the loans made on the closing date of the new credit facility were used, among other things, to repay the outstanding amounts under the old facility and to purchase the land and buildings at the Company's Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement. The purchase price of these assets was $106,850. On August 4, 2003 we amended and restated the senior secured credit facility, which reduced the interest rate on term loan borrowings under the senior secured credit facility by 0.50%.

Borrowings under the new facility currently bear interest either at LIBOR plus 3.00% for the term loan and 3.50% for the revolving credit facility, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.00% for the term loan and 2.50% for the revolving credit facility. The

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 30, 2003 and August 31, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Company is required to pay fees of 0.50% per annum on the daily unused amount of the revolving facility. Amortization payments of $2,875 related to the term loan began on May 31, 2004, and continue on a quarterly basis until February 28, 2008, with a final payment of $1,104,000 due April 30, 2008.

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

The new senior secured credit facility allows for the issuance of up to $150,000 in additional term loans or additional revolver availability. Rite Aid may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided the Company is not in default of any terms of the facility, nor is in violation of any financial covenants. The new senior secured credit facility allows the Company to have outstanding, at any time, up to $1,000,000 in secured debt in addition to the senior secured credit facility. Accordingly, at August 30, 2003, the remaining additional permitted secured debt under the new senior credit facility is $197,975. The Company may issue unsecured debt with no restrictions on terms. Any such debt issued reduces the amount available for secured debt. The Company also has the ability to incur an unlimited amount of unsecured debt, if the terms of such unsecured indebtedness comply with certain terms set forth in the credit agreement and subject to the Company's compliance with certain financial covenants. The new senior secured credit facility also allows for the repurchase of any debt with a maturity prior to April 30, 2008, and for a limited amount of debt with a maturity after April 30, 2008, based upon outstanding borrowings under the revolving credit facility and available cash at the time of the repurchase.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The new senior secured credit facility also requires the Company to meet various financial ratios and limits capital expenditures. For the twelve months ending August 30, 2003 through the twelve months ending February 28, 2004, the covenants require the Company to maintain a maximum leverage ratio of 6.65:1. Subsequent to February 28, 2004, the ratio gradually decreases to 3.8:1 for the twelve months ending March 1, 2008. The Company must also maintain a minimum interest coverage ratio of 1.9:1 for the twelve months ended August 30, 2003 through the twelve months ending February 28, 2004. Subsequent to February 28, 2004, the ratio gradually increases to 3.25:1 for the twelve months ending March 1, 2008. In addition, the Company must maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ending August 30, 2003 through the twelve months ending February 28, 2004. Subsequent to February 28, 2004, the ratio gradually increases to 1.25:1 for the twelve months ending March 1, 2008. Capital expenditures are limited to $250,000 for the fiscal year ending February 28, 2004, with the allowable amount increasing in subsequent years.

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

The Company's ability to borrow under the new senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable, inventory and prescription files. At August 30, 2003, the term loan was fully drawn and the Company had no outstanding draws on the revolving credit facility. At August 30, 2003, the Company had letters of credit outstanding against the revolving credit facility of $104,779.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 30, 2003 and August 31, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

As a result of the placement of the new senior secured credit facility, the Company recorded a loss on debt modification in the twenty-six weeks ended August 30, 2003 of $43,197 (which included the write-off of previously deferred debt issue costs of $35,120).

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

In April 2003, the Company issued $360,000 aggregate principal amount of 8.125% senior secured notes due 2010. The notes are unsecured, unsubordinated obligations to Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. The obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under the Company's new senior secured credit facility. The guarantees are secured, subject to permitted liens, by shared second priority liens, with the holders of the Company's 12.5% senior secured notes and the Company's 9.5% senior secured notes, granted by subsidiary guarantors on all of their assets that secure the obligations under the new senior credit facility, subject to certain exceptions. The indenture governing the 8.125% senior secured notes contains customary covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale lease-back transactions.

During the twenty-six week period ended August 30, 2003, the Company made open market purchases of the following securities:

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain/ (loss)
6.0% fixed-rate senior notes due 2005	$37,848	$36,853	$865
7.125% notes due 2007	124,926	120,216	4,314
6.875% senior debentures due 2013	15,227	13,144	1,981
7.7% notes due 2027	5,000	4,219	715
6.875% fixed-rate senior notes due 2028	10,000	7,975	1,895
12.5% senior secured notes due 2006	10,000	11,275	(1,888)
Total	$203,001	$193,682	$7,882

The net gain on the transactions listed above is recorded in the line item "Loss (gain) on debt modifications and retirements, net" in the accompanying statement of operations for the twenty-six week period ended August 30, 2003.

During the thirteen and twenty-six week periods ended August 31, 2002, the Company redeemed $20,925 and $25,425 of its 6.0% dealer remarketable securities due 2003 for $19,533 and $23,763, respectively. The early redemption resulted in a gain on debt modification of $1,392 and $1,662 for the thirteen and twenty-six week periods ended August 31, 2002, respectively.

On October 1, 2003, the Company paid, at maturity, its remaining outstanding balance on the 6.0% dealer remarketable securities.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 30, 2003 and August 31, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

    Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2004 and the succeeding four fiscal years are as follows: 2004-$58,522, 2005-$11,217, 2006-$250,860, 2007-$604,667, 2008-$12,178, and $2,828,050 in 2009 and thereafter.

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

    Federal Investigation

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 30, 2003 and August 31, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

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

    Reimbursement Matters

The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially filled prescriptions and fully filled prescriptions that are not picked up by ordering customers. The Company supplied similar information with respect to these matters to the United States Department of Justice. The Company believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. An individual acting on behalf of the United States of America has filed a lawsuit in the United States District Court of the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions, which were not picked up by customers. The United States Department of Justice has intervened in this lawsuit, as is its right under the law. The Company has reached an agreement to settle the State and Department of Justice investigations and the lawsuit filed by the private individual for $7,225, which is subject to court approval. The Company has accrued $7,225 related to this matter.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net loss for the thirteen and twenty-six week periods ended August 30, 2003 was $10.6 million and $49.4 million, respectively. Net loss for the thirteen and twenty-six week periods ended August 31, 2002 was $105.3 million and $102.7 million, respectively. The improvements in operating performance in the thirteen and twenty-six week periods ended August 30, 2003 were driven by improvements in revenues, gross margin, selling, general and administrative expenses ("SG&A") as a percent of sales, reduced store closing and impairment expense and reduced interest expense. The factors that drove these improvements are described in further detail in the Results of Operations section below. Other items that had significant impact on our results of operations are as follows:

Stock-Based Compensation Expense.    We recorded stock based compensation expense (benefit) of $8.8 million and $(6.7) million in the thirteen week periods ended August 30, 2003 and August 31, 2002, respectively and $18.7 million and $1.3 million in the twenty-six week periods ended August 30, 2003 and August 31, 2002, respectively. The expense recorded in the thirteen and twenty-six week periods ended August 30, 2003 resulted from the application of the fair value method of accounting for stock-based compensation expense, which we adopted as of the beginning of fiscal 2004. Under the fair value method, assuming no new grants during the remainder of the year, we expect expense for the remainder of fiscal 2004 to be approximately $10.5 million. The expenses (benefits) recorded in the thirteen and twenty-six week periods ended August 31, 2002 resulted primarily from the impact of applying variable plan accounting to several of our stock-based compensation plans and the vesting of restricted stock grants in the prior year.

Loss on Debt Modifications and Retirements.    During the thirteen and twenty-six week periods ended August 30, 2003, we recorded a loss on debt modifications and retirements of $1.9 million and $35.3 million, respectively. The loss for the twenty-six week period ended August 30, 2003 included a loss of $43.2 million related to the termination of the old senior secured credit facility and the issuance of the new senior secured credit facility, offset by net gains of $7.9 million related to several debt instruments that were retired in the twenty-six week period ended August 30, 2003. These transactions are described in more detail in the Liquidity and Capital Resources section below.

Income Tax Benefit.    In the twenty-six week period ended August 31, 2002, we recorded a $42.9 million income tax benefit. The benefit resulted primarily from a federal law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five.

Investigation Expenses.    We continue to incur expenses in connection with litigation related to prior management's business practices and the defense of prior management. We incurred $2.6 million and $3.2 million in the thirteen week periods ended August 30, 2003 and August 31, 2002, respectively, and $8.6 million and $9.9 million in the twenty-six week periods ended August 30, 2003 and August 31, 2002, respectively. We expect to incur an additional $6.5 million in the remainder of fiscal 2004, and expect to continue to incur significant legal and other expenses until the resolution of the U.S. Attorney's case against certain of our former executive officers and the investigations of prior management's business practices.

Gain on Sale of Assets and Investments:    In the twenty-six week period ended August 31, 2002, we recorded a gain of $15.8 million resulting from the sale of our investment in drugstore.com.

Results Of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
	(dollars in thousands)
Revenues	$4,052,091	$3,856,510	$8,098,259	$7,780,241
Revenue growth	5.1%	4.5%	4.1%	5.1%
Same store sales growth	5.9%	7.1%	5.0%	7.7%
Pharmacy sales growth	6.1%	8.2%	5.3%	8.7%
Same store pharmacy sales growth	6.8%	10.8%	6.2%	11.3%
Pharmacy sales as a % of total sales	63.8%	63.1%	64.1%	63.3%
Third party sales as a % of total pharmacy sales	93.2%	92.6%	93.2%	92.6%
Front-end sales growth (decline)	3.2%	(1.1)%	1.9%	(0.4)%
Same store front end sales growth	4.3%	1.3%	3.1%	2.0%
Front end sales as a % of total sales	36.2%	36.9%	35.9%	36.7%
Store data:
Total stores (beginning of period)	3,396	3,454	3,404	3,497
New stores	1	—	1	1
Closed stores	(11)	(10)	(19)	(55)
Store acquisitions, net	—	—	—	1
Total stores (end of period)	3,386	3,444	3,386	3,444
Relocated stores	1	3	2	7

Revenues

The 5.1% and 4.1% growth in revenues for the thirteen and twenty-six week periods ended August 30, 2003 were driven by pharmacy sales growth of 6.1% and 5.3%, respectively, and front end sales growth of 3.2% and 1.9%, respectively. The 4.5% and 5.1% growth in revenues for the thirteen and twenty-six week periods ended August 31, 2002 were driven by pharmacy sales growth of 8.2% and 8.7%, respectively, offset slightly by front end sales declines of 1.1% and 0.4%, respectively.

Pharmacy same store sales increased by 6.8% and 6.2% for the thirteen and twenty-six week periods ended August 30, 2003, respectively, due primarily to inflation and favorable industry trends. These trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems and the introduction of a number of successful new prescription drugs. These favorable factors were partially offset by an increase in generic sales mix, a reduction in hormone replacement therapy and non-sedating antihistamine prescriptions, and, in the twenty-six week period ended August 30, 2003, the impact of a less severe cold and flu season than in the prior year and a slow start to the allergy season. Front-end same store sales increased 4.3% and 3.1% in the thirteen and twenty-six week periods ended August 30, 2003, respectively, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins, and improved assortments.

Pharmacy same store sales increased by 10.8% and 11.3% for the thirteen and twenty-six week periods ended August 31, 2002, respectively, as compared to the same thirteen and twenty-six week periods in the prior year. Factors contributing to pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, reduced cash pricing, our increased focus on pharmacy initiatives, such as predictive refill, and favorable industry trends. Front-end same store sales increased 1.3% and 2.0% for the thirteen and twenty-six week periods ended August 31, 2002, respectively, due to improved assortments, lower prices on key items and the distribution of a nationwide advertising circular.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,087,860	$2,958,690	$6,156,035	$5,952,468
Gross profit	964,231	897,820	1,942,224	1,827,773
Gross margin	23.8%	23.3%	24.0%	23.5%
Selling, general and administrative expenses	893,337	865,931	1,783,070	1,765,074
Selling, general and administrative expenses as a percentage of revenues	22.0%	22.5%	22.0%	22.7%
Stock-based compensation expense	8,847	(6,746)	18,682	1,348
Store closing and impairment (credits) charges	(8,994)	58,223	(2,628)	54,106
Interest expense	79,409	84,955	158,367	169,586
Interest rate swap contracts	—	14	—	278
Loss (gain) on debt modifications and retirements, net	1,888	(1,392)	35,315	(1,662)
Loss (gain) on sale of assets and investments, net	342	1,477	(1,162)	(15,388)

Cost of Goods Sold

Gross margin was 23.8% for the thirteen week period ended August 30, 2003 compared to 23.3% for the thirteen week period ended August 31, 2002. Gross margin was positively impacted by improvements in front end margin, which were driven by improved sales mix and lower seasonal and clearance markdowns, and by the impact of improved generic product mix on pharmacy margin. Gross margin was also positively impacted by a decrease in the LIFO provision due to a lower estimated rate of inflation, lower occupancy expense, and lower depreciation and amortization charges.

Gross margin was 24.0% for the twenty-six week period ended August 30, 2003 compared to 23.5% for the twenty-six week period ended August 31, 2002. Gross margin was positively impacted primarily by improvements in pharmacy margin, driven by improved generic product mix and improved third party reimbursements. Gross margin was also positively impacted by improvements in front end margin, which were driven by improved sales mix and lower seasonal and clearance markdowns, a decrease in the LIFO provision due to a lower estimated rate of inflation, lower occupancy expense, and lower depreciation and amortization charges.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $11.8 million and $26.8 million for the thirteen and twenty-six week periods ended August 30, 2003 versus $17.3 million and $34.5 million for the thirteen and twenty-six week periods ended August 31, 2002.

Selling, General and Administrative Expenses

SG&A as a percentage of sales was lower in the thirteen week period ended August 30, 2003 than in the thirteen week period ended August 31, 2002. This is due to lower depreciation and amortization charges resulting from a reduced store count and certain intangible assets becoming completely amortized, reduction in professional fees and better leveraging of our costs resulting from higher sales volume.

SG&A as a percentage of sales was lower in the twenty-six week period ended August 30, 2003 than in the twenty-six week period ended August 31, 2002. This is due to a non-recurring litigation charge of $20.0 million in the twenty-six week period ended August 31, 2002, lower depreciation and amortization charges resulting from a reduced store count and certain intangible assets becoming completely amortized, reduction in professional fees and better leveraging of our costs resulting from higher sales volume.

Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
	(dollars in thousands)
Impairment charges	$1,186	$5,548	$2,017	$6,408
Store and equipment lease exit charges (credits)	(10,180)	52,675	(4,645)	47,698
	$(8,994)	$58,223	$(2,628)	$54,106

Impairment Charges:    Impairment charges include non-cash charges of $1.2 million and $5.5 million in the thirteen week periods ended August 30, 2003 and August 31, 2002, respectively, for the impairment of long-lived assets at 14 and 41 stores, respectively. Impairment charges include non-cash charges of $2.0 million and $6.4 million in the twenty-six week periods ended August 30, 2003 and August 31, 2002, respectively, for the impairment of long-lived assets at 25 and 54 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate that the carrying value of the assets may not be recoverable.

Store and Equipment Lease Exit Charges:    During the thirteen week periods ended August 30, 2003 and August 31, 2002, we recorded charges for 1 and 32 stores, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended August 30, 2003 and August 31, 2002, we recorded charges for 2 and 32 stores, respectively, to be closed or relocated under long-term leases. Effective January 1, 2003, charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Prior to January 1, 2003, charges incurred to close a store were recorded at the time management committed to closing the store. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The effect of lease terminations and changes in the risk-free rate of interest during the thirteen week period ended August 30, 2003 resulted in a net credit of $10.2 million for store closing. The effect of lease terminations and changes in the risk-free rate of interest during the twenty-six week period ended August 30, 2003 resulted in a net credit of $4.6 million for store closing.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $79.4 million and $158.4 million for the thirteen and twenty-six week periods ended August 30, 2003, compared to $85.0 and $169.6 million for the thirteen and twenty-six week periods ended August 31, 2002. The decrease was primarily due to a decrease in debt issue cost amortization and the reclassification of the accretion of closed store interest expense, which, pursuant to SFAS No. 146, is classified as a component of store closing and impairment charges in the thirteen and twenty-six week periods ended August 31, 2003. Assuming no further changes in LIBOR rates, and reflecting the recent debt modifications and retirements, we expect interest expense for the remainder of the year to be $154.1 million. The weighted average interest rates, excluding capital leases, on our indebtedness for the twenty-six week periods ended August 31, 2003 and August 30, 2002, were 6.8% and 7.4% respectively.

Income Taxes

The income tax benefits of the operating loss generated in the thirteen and twenty-six week periods ended August 30, 2003 and August 31, 2002 have been fully offset by a valuation allowance as a result of the Company's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

The tax benefit of $42.9 million for the twenty-six week period ended August 31, 2002 is primarily related to the federal tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five.

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

Our ability to borrow under the new senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable, inventory and prescription files. On August 30, 2003, we had $595.2 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $104.8 million.

New Credit Facility

On May 28, 2003, we replaced our senior secured credit facility with a new senior secured credit facility. The new facility consists of a $1.15 billion term loan and a $700.0 million revolving credit facility, and will mature on April 30, 2008. The proceeds of the loans made on the closing of the new credit facility were, among other things, used to repay the outstanding amounts under the old facility and to purchase the land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement. On August 4, 2003, we amended and restated the senior secured credit facility, which reduced the interest rate on term loan borrowings under the senior secured credit facility by 0.5 percent.

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

The new senior secured credit facility allows for the issuance of up to $150.0 million in additional term loans or additional revolver availability. We may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided we are not in default of any terms of the facility, nor are in violation of any financial covenants. The new senior secured credit facility allows us to have outstanding, at any time, up to $1.0 billion of secured debt in addition to the senior secured credit facility. Accordingly, at August 30, 2003, the remaining additional permitted secured debt under the new senior credit facility is $198.0 million. We may issue unsecured debt with no restrictions on terms. Any such debt issued reduces the amount available for secured debt. We also have the ability to incur an unlimited amount of unsecured debt, if the terms of such unsecured indebtedness comply with certain terms set forth in the credit agreement and subject to our compliance with certain financial covenants. The new senior secured credit facility also allows for the repurchase of any debt with a maturity prior to April 30, 2008, and for a limited amount of debt with a maturity after April 30, 2008, based upon outstanding borrowings under the revolving credit facility and available cash at the time of the repurchase.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The senior secured credit facility also requires us to meet various financial ratios and limits capital expenditures. For the twelve months ended August 30, 2003 through the twelve months ending February 28, 2004, the covenants require us to maintain a maximum leverage ratio of 6.65:1. Subsequent to February 28, 2004, the ratio gradually decreases to 3.8:1 for the twelve months ending March 1, 2008. We must also maintain a minimum interest coverage ratio of 1.9:1 for the twelve months ended August 30, 2003 through the twelve months ended February 28, 2004. Subsequent to February 28, 2004, the ratio gradually increases to 3.25:1 for the twelve months ending March 1, 2008. In addition, we must maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ended August 30, 2003 through the twelve months ended February 28, 2004. Subsequent to February 28, 2004, the ratio gradually increases to 1.25:1 for the twelve months ending March 1, 2008. Capital expenditures are limited to $250.0 million for the fiscal year ending February 28, 2004, with the allowable amount increasing in subsequent years.

We were in compliance with the covenants of the new senior secured credit facility and our other debt instruments as of August 30, 2003. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt maintenance covenants.

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

During the twenty-six week period ended August 30, 2003, we redeemed the following securities (in thousands):

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain / (loss)
6.0% fixed-rate senior notes due 2005	$37,848	$36,853	$865
7.125% notes due 2007	124,926	120,216	4,314
6.875% senior debentures due 2013	15,227	13,144	1,981
7.7% notes due 2027	5,000	4,219	715
6.875% fixed-rate senior notes due 2028	10,000	7,975	1,895
12.5% senior secured notes due 2006	10,000	11,275	(1,888)
Total	$203,001	$193,682	$7,882

The net gain on the transactions listed above is recorded in the line item "Loss (gain) on debt modifications and retirements, net" in the accompanying statement of operations for the twenty-six week period ended August 30, 2003.

During the twenty-six week period ended August 31, 2002, we redeemed $4.5 million of our 6.0% dealer remarketable securities due 2003 for $4.2 million. The early redemption resulted in a gain on debt modification of $0.3 million.

On October 1, 2003, we paid, at maturity, our remaining outstanding balance on the 6.0% dealer remarketable securities.

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2004 and the succeeding four fiscal years are as follows: 2004-$58.5 million, 2005-$11.2 million, 2006-$250.9 million, 2007-$604.7 million, 2008-$12.2 million, and $2.8 billion in 2009 and thereafter.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities used $61.2 million of cash in the twenty-six week period ended August 30, 2003 and used $5.1 million of cash in the twenty-six week period ended August 31, 2002. Operating cash flow for the twenty-six week period ended August 30, 2003 was negatively impacted by $132.3 million of interest payments and increases in accounts receivable and inventory, partially offset by improved operating results. Operating cash flow for the twenty-six week period ended August 31, 2002 was negatively impacted by $170.9 million of interest payments, increases in accounts receivable, inventory and decreases in accounts payable.

Cash used in investing activities was $151.7 million for the twenty-six week period ended August 30, 2003, due primarily to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement. Also impacting cash used in investing activities were expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from asset dispositions. Cash used in investing activities was $28.0 million for the twenty-six week period ended August 31, 2002, due primarily to expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from asset dispositions.

Cash provided by financing activities was $107.5 million for the twenty-six week period ended August 30, 2003. Cash provided by financing activities in the twenty-six week period ended August 30, 2003 was positively impacted by proceeds from the bond issuances referenced in "Liquidity and Capital Resources — Other Transactions", offset by the change in our credit facility and the early redemption of several bonds.

Cash used in financing activities was $40.0 million for the twenty-six week period ended August 31, 2002, due to payments of long-term debt.

Working capital was $1,691.0 million at August 30, 2003, compared to $1,676.9 million at March 1, 2003.

Capital Expenditures

During the twenty-six week period ended August 30, 2003, we incurred capital expenditures of $106.9 million related to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement. Excluding this transaction, which was incurred in connection with the issuance of our new senior secured credit facility, we plan to make total capital expenditures of approximately $170 to $190 million during fiscal 2004. These expenditures consist of approximately $60 to $70 million related to new store construction, store relocation and store remodel projects, $90 to $95 million dedicated to technology enhancements, improvements to distribution centers and other corporate requirements, and $20 to $25 million dedicated to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured credit facility. During the twenty-six week period ended August 30, 2003, we spent $59.2 million on capital expenditures (excluding the synthetic lease buyout noted above), consisting of $27.5 million related to new store construction, store relocation and other store construction projects. An additional $31.7 million was related to other store improvement activities and the purchase of prescription files from independent pharmacists.

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

Recent Accounting Pronouncements

We have several stock option plans, which are described in detail in our Form 10-K for the year ended March 1, 2003. Prior to fiscal 2004, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Under the modified prospective method of adoption selected by us under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation — Transition and Disclosure", compensation cost recognized in the twenty-six week period ended August 30, 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption in the third quarter of fiscal 2004, our redeemable preferred stock will be classified as a liability on the balance sheet.

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

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview" and "Factors Affecting our Future Prospects" included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2003, which we filed with the SEC on May 2, 2003.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 30, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at August 30, 2003
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$58,522	$2,592	$236,485	$593,167	$678	$1,724,050	$2,615,493	$2,555,326
Average Interest Rate	6.01%	11.41%	7.36%	7.53%	8.00%	8.28%	7.98%
Variable Rate	—	$8,625	$14,375	$11,500	$11,500	$1,104,000	$1,150,000	$1,150,000
Average Interest Rate	—%	4.11%	4.11%	4.11%	4.11%	4.11%	4.11%

As of August 30, 2003, 30.5% of our total debt is exposed to fluctuations in variable interest rates.

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

As of August 30, 2003, the ratings on our new senior secured credit facility were BB by Standard & Poor's and B1 by Moody's. The interest rate on the variable rate borrowings on this facility are LIBOR plus 3.00% for the term loan and 3.50% for the revolving credit facility.

ITEM 4.    Controls and Procedures

(a)   Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)   Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

Our settlement of the consolidated securities class action lawsuits brought on behalf of security holders who purchased our securities on the open market between May 2, 1997 and November 10, 1999 (and based on the allegation that our financial statements for fiscal 1997, fiscal 1998 and fiscal 1999 fraudulently misrepresented our financial position and results of operations for these periods) was approved by the United States District Court for the Eastern District of Pennsylvania by Order entered August 16, 2001. Although that Order was appealed by certain non-settling defendants (including our former auditor, KPMG, our former chief executive officer, Martin Grass, and our former chief financial officer, Frank Bergonzi), those non-settling defendants have now also settled with plaintiffs, which settlement received final approval by the District Court on June 2, 2003. On June 9, 2003 all parties to the appeal filed a stipulation of dismissal of the appeal.

ITEM 2.    Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On June 25, 2003, we held our 2003 Annual Meeting of Stockholders. At the 2003 Annual Meeting, our stockholders:

1.	Elected two directors to hold office until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, by the following votes:

Common and Series D Preferred stockholders:

Colin V. Reed	For:	467,535,701	Against:	6,900	Withheld:	5,070,126
Stuart M. Sloan	For:	465,926,741	Against:	600	Withheld:	6,681,066
Series D Preferred stockholders:	For:	71,575,628	Against:	0	Withheld:	0

Following the 2003 Annual Meeting of Stockholders, the following persons continued to serve as our Directors: John G. Danhakl, Alfred M. Gleason, George G. Golleher, Robert G. Miller, Colin V. Reed, Mary F. Sammons, Stuart M. Sloan, and Jonathon D. Sokoloff.

2.	Defeated a stockholder proposal that requested the Company's management to prepare and make public an employment diversity report.

Common stockholders:

For:	17,166,224	Against:	146,940,113	Abstain:	8,521,244
Series D Preferred stockholders:
For:	0	Against:	71,575,628	Abstain:	0

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated October 25, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Pay-in-Kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q, filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York,, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70%
	Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee,
	related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999

Exhibit Numbers	Description	Incorporation By Reference To
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2003,
	6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
10.1	Credit Agreement dated as of June 27, 2001, as amended and restated as of May 28, 2003 , as further amended and restated as of August 4, 2003, among Rite Aid Corporation, the Lenders named therein, Citicorp North America, Inc. as Administrative Agent and Collateral Processing Co-Agent, and JPMorgan Chase Bank, as Syndication Agent and Collateral Processing Co-Agent.	Exhibit 99.1 to Form 8-K, filed on August 7, 2003

Exhibit Numbers	Description	Incorporation By Reference To
10.2	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
10.3	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003.	Filed herewith
10.4	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 1, 2003.	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Rite Aid filed the following current report on Form 8-K during the thirteen week period ended August 30, 2003:

1.	Rite Aid Corporation filed a Current Report on Form 8-K on August 7, 2003, discussing under Item 5, the amendment and restatement of Rite Aid Corporation's senior credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 7, 2003

RITE AID CORPORATION By: /s/ ROBERT B. SARI Robert B. Sari Senior Vice President and General Counsel

Date: October 7, 2003

By: /s/ CHRISTOPHER S. HALL Christopher S. Hall Executive Vice President and Chief Financial Officer