Form 10-Q
period 2003-11-29
RITE AID CORP
filed 2004-01-12
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No    [   ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 516,449,514 shares of its $1.00 par value common stock outstanding as of January 6, 2004.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	November 29, 2003	March 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,440	$365,321
Accounts receivable, net	632,117	575,518
Inventories, net	2,401,250	2,195,030
Prepaid expenses and other current assets	119,305	108,018
Total current assets	3,427,112	3,243,887
PROPERTY, PLANT AND EQUIPMENT, NET	1,904,119	1,868,579
GOODWILL	684,535	684,535
OTHER INTANGIBLES, NET	184,503	199,768
OTHER ASSETS	137,892	136,746
Total assets	$6,338,161	$6,133,515
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Short-term debt and current maturities of long-term debt and lease financing obligations	$23,114	$103,715
Accounts payable	934,599	755,284
Accrued salaries, wages and other current liabilities	721,204	707,999
Total current liabilities	1,678,917	1,566,998
CONVERTIBLE NOTES	245,625	244,500
LONG-TERM DEBT, LESS CURRENT MATURITIES	3,453,757	3,345,365
LEASE FINANCING OBLIGATIONS, LESS CURRENT MATURITIES	163,125	169,048
OTHER NONCURRENT LIABILITIES	855,989	900,270
Total liabilities	6,397,413	6,226,181
COMMITMENTS AND CONTINGENCIES	—	—
REDEEMABLE PREFERRED STOCK	—	19,663
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $1 per share, liquidation value $100 per share	409,611	393,705
Common stock, par value $1 per share	516,408	515,115
Additional paid-in capital	3,136,783	3,119,619
Accumulated deficit	(4,093,945)	(4,118,119)
Stock-based and deferred compensation	—	5,369
Accumulated other comprehensive loss	(28,109)	(28,018)
Total stockholders' deficit	(59,252)	(112,329)
Total liabilities and stockholders' deficit	$6,338,161	$6,133,515

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	November 29, 2003	November 30, 2002
REVENUES	$4,105,844	$3,871,246
COSTS AND EXPENSES:
Cost of goods sold, including occupancy costs	3,105,006	2,952,145
Selling, general and administrative expenses	885,827	849,242
Stock-based compensation expense	7,274	2,625
Store closing and impairment charges	3,064	2,945
Interest expense	77,718	80,941
Loss (gain) on sale of assets and investments, net	879	(775)
	4,079,768	3,887,123
Income (loss) before income taxes	26,076	(15,877)
INCOME TAX (BENEFIT) EXPENSE	(47,518)	490
Net income (loss)	$73,594	$(16,367)
COMPUTATION OF INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
Net income (loss)	$73,594	$(16,367)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,032)	(7,420)
Income (loss) attributable to common stockholders	$65,536	$(23,813)
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic net income (loss) per share	$0.13	$(0.05)
Diluted net income (loss) per share	$0.12	$(0.05)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirty-Nine Week Period Ended
	November 29, 2003	November 30, 2002
REVENUES	$12,204,103	$11,651,487
COSTS AND EXPENSES:
Cost of goods sold, including occupancy costs	9,261,041	8,904,613
Selling, general and administrative expenses	2,668,897	2,614,316
Stock-based compensation expense	25,956	3,973
Store closing and impairment charges	436	57,051
Interest expense	236,085	250,527
Interest rate swap contracts	—	278
Loss (gain) on debt modifications and retirements, net	35,315	(1,662)
Gain on sale of assets and investments, net	(283)	(16,163)
	12,227,447	11,812,933
Loss before income taxes	(23,344)	(161,446)
INCOME TAX BENEFIT	(47,518)	(42,372)
Net income (loss)	$24,174	$(119,074)
COMPUTATION OF INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
Net income (loss)	$24,174	$(119,074)
Accretion of redeemable preferred stock	(78)	(77)
Cumulative preferred stock dividends	(15,906)	(16,913)
Net income (loss) attributable to common stockholders	$8,190	$(136,064)
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Net income (loss) per share	$0.02	$(0.26)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirty-Nine Week Period Ended
	November 29, 2003	November 30, 2002
OPERATING ACTIVITIES:
Net income (loss)	$24,174	$(119,074)
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	195,633	217,057
Stock-based compensation expense	25,956	3,973
Store closing and impairment charges	436	57,051
Loss (gain) on debt modifications and retirements, net	35,315	(1,662)
Interest rate swap contracts market value adjustment	—	278
Gain on sale of assets and investments, net	(283)	(16,163)
Changes in income tax receivables and payables	(51,103)	24,781
Changes in operating assets and liabilities	(129,818)	(5,862)
NET CASH PROVIDED BY OPERATING ACTIVITIES	100,310	160,379
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(198,172)	(73,019)
Intangible assets acquired	(11,816)	(7,850)
Proceeds from dispositions	17,463	30,782
NET CASH USED IN INVESTING ACTIVITIES	(192,525)	(50,087)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(260,766)	(203,595)
Proceeds from issuance of new bank credit facility	1,150,000	—
Principal payments on old bank credit facility	(1,372,500)	—
Net change in bank credit facilities	—	1,538
Change in zero balance cash accounts	9,375	(14,359)
Proceeds from the issuance of bonds	502,950	—
Proceeds from issuance of stock	3,260	280
Deferred financing costs paid	(30,985)	(1,249)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,334	(217,385)
DECREASE IN CASH AND CASH EQUIVALENTS	(90,881)	(107,093)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	365,321	344,055
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$274,440	$236,962
SUPPLEMENTARY CASH FLOW DATA:
Cash paid for interest (net of capitalized amounts of $106 and $249, respectively)	$202,054	$226,170
Cash (payments) refunds of income taxes, net	$(2,815)	$68,668
Equipment received for noncash consideration	$18,618	—
Equipment financed under capital lease	$9,025	$544

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2003 and November 30, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 29, 2003 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2003 Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

2.    Recent Accounting Pronouncements

The Company has several stock option plans, which are described in detail in the Company's Form 10-K for the year ended March 1, 2003. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation — Transition and Disclosure", compensation cost recognized in the thirty-nine week period ended November 29, 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior periods have not been restated. The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value method had been applied to all outstanding and unvested awards in all periods presented:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Net income (loss), as reported:	$73,594	$(16,367)	$8,190	$(119,074)
Add: Stock based compensation expense (benefit) included in reported net loss	7,138	495	25,394	(2,497)
Deduct: Total stock based compensation determined under the fair value method for all awards	(7,138)	(12,041)	(25,394)	(36,154)
Pro forma net income (loss)	$73,594	$(27,913)	$8,190	$(157,725)
Income (loss) per share:
Basic – as reported	$0.13	$(0.05)	$0.02	$(0.26)
Diluted – as reported	$0.12	$(0.05)	$0.02	$(0.26)
Basic – pro forma	$0.13	$(0.07)	$0.02	$(0.34)
Diluted – pro forma	$0.12	$(0.07)	$0.02	$(0.34)

The Company also provides restricted stock grants and the expense for these grants is included in the operating statement line "stock-based compensation expense", but is excluded from the above table.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2003 and November 30, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. SFAS No. 150 is effective, except for certain provisions that have been deferred, for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the classification and disclosure provisions of SFAS No. 150 in the thirteen week period ended November 29, 2003. As a result of the adoption of SFAS No. 150, the Company's redeemable preferred stock balance of $19,740 is included in "Other Noncurrent Liabilities" as of November 29, 2003. The Company has not adopted the measurement provisions of SFAS No. 150 as those provisions have been deferred indefinitely. The measurement provisions, if and when they are required to be adopted, are not anticipated to have a material impact on the Company's financial position or results of operations.

In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", subject to certain effective date deferrals. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of FIN No. 46 will not have a material impact on the Company's financial position or results of operations.

3.    Income (Loss) Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted income (loss) per share computation:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Numerator for earnings per share:
Net income (loss)	$73,594	$(16,367)	$24,174	$(119,074)
Accretion of redeemable preferred stock	(26)	(26)	(78)	(77)
Cumulative preferred stock dividends	(8,032)	(7,420)	(15,906)	(16,913)

Net income (loss) attributable to common stockholders – basic	$65,536	$(23,813)	$8,190	$(136,064)

Interest on convertible debt	$2,968	$—	$—	$—
Cumulative preferred stock dividends	8,032	—	—	—

Net income (loss) attributable to common shareholders – diluted	$76,536	$(23,813)	$8,190	$(136,064)
Denominator:
Basic weighted average shares	516,226	515,124	515,609	515,134
Outstanding options	17,894	—	9,894	—
Convertible debt	38,462	—	—	—
Convertible preferred stock	74,475	—	—	—

Diluted weighted average shares	647,057	515,124	525,503	515,134

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2003 and November 30, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

Basic and diluted income (loss) per share:
Basic net income (loss) per share	$0.13	$(0.05)	$0.02	$(0.26)
Diluted net income (loss) per share	$0.12	$(0.05)	$0.02	$(0.26)

Diluted weighted average shares for the thirty-nine week period ended November 29, 2003 do not reflect potential common shares related to convertible notes or preferred stock, as inclusion of these shares would be antidilutive. No potential shares of common stock have been included in the computation of diluted earnings per share for the thirteen week and thirty-nine week periods ended November 30, 2002 as inclusion of these shares would be antidilutive. As of November 29, 2003, an aggregate of 43,399 potential common shares related to stock options with exercise prices greater than average market price of the common stock during the period have been excluded from the computation of diluted earnings per share. As of November 30, 2002, an aggregate of 169,544 potential common shares related to all stock options, convertible notes and preferred stock and warrants have been excluded from the computation of diluted earnings per share.

4.     Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Impairment charges	$1,600	$2,531	$3,617	$8,939
Store and equipment lease exit charges (credits)	1,464	414	(3,181)	48,112
	$3,064	$2,945	$436	$57,051

Impairment charges

Impairment charges include non-cash charges of $1,600 and $2,531 for the thirteen week periods ended November 29, 2003 and November 30, 2002, respectively, for the impairment of long-lived assets at five and seven stores, respectively. Impairment charges include non-cash charges of $3,617 and $8,939 for the thirty-nine week periods ended November 29, 2003 and November 30, 2002, respectively, for the impairment of long-lived assets at 30 and 61 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of the asset may not be recoverable.

Store and equipment lease exit charges (credits)

During the thirteen week periods ended November 29, 2003 and November 30, 2002, the Company recorded charges for three and four stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended November 29, 2003 and November 30, 2002, the Company recorded charges for five and 36 stores, respectively, to be closed or relocated under long-term leases. Through December 31, 2002, costs incurred to close a store, which principally include lease termination costs, were recorded at the time management committed to closing the store, which is the date the closure

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2003 and November 30, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

was formally approved by senior management, or in the case of a store to be relocated, the date the new property was leased or purchased. Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Pursuant to the adoption of SFAS No. 146, the Company now records costs to close the store at the time the store is closed and all inventory is liquidated. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The Company recorded a net closed store charge of $1,464 in the thirteen week period ended November 29, 2003, due to the impact of interest accretion and adjustments to the risk-free rate of interest on the provision. The effect of closure decisions during the thirteen week period ended November 30, 2002 resulted in a net closed store expense of $414. The Company recorded a net closed store credit of $3,181 in the thirty-nine week period ended November 29, 2003, due to adjustments to the risk-free rate of interest on the provision. The effect of closure decisions and adjustments to the risk-free rate of interest during the thirty-nine week period ended November 30, 2002 resulted in a net closed store expense of $48,112.

The reserve for store and equipment lease exit costs includes the following activity:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Balance — beginning of period	$275,697	$313,516	$306,485	$287,464
Provision for present value of noncancellable lease payments of store closings	1,048	1,022	1,949	38,313
Changes in assumptions about future sublease income, terminations and changes in interest rates	(1,751)	92	(11,173)	11,234
Reversals of reserves for stores that management has determined will remain open	—	(700)	—	(1,435)
Interest accretion	2,167	2,092	6,042	7,194
Cash payments, net of sublease income	(12,096)	(13,245)	(38,238)	(39,993)
Balance — end of period	$265,065	$302,777	$265,065	$302,777

The Company's revenues and loss from operations for the thirteen and thirty-nine week periods ended November 29, 2003 and November 30, 2002 include results from stores that have been closed as of November 29, 2003. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Revenues	$18,357	$40,968	$69,661	$170,992
Loss from operations	(1,421)	(10,515)	(5,861)	(31,673)

Included in loss from operations for the thirteen weeks ended November 29, 2003 and November 30, 2002, are depreciation and amortization charges of $96 and $511 and closed store liquidation charges of

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2003 and November 30, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

$941 and $7,450, respectively related to these stores. Included in loss from operations for the thirty-nine weeks ended November 29, 2003 and November 30, 2002, are depreciation and amortization charges of $471 and $2,112 and closed store liquidation charges of $4,170 and $15,671, respectively. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

5.    Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis, pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangibles". Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of November 29, 2003 and March 1, 2003.

	November 29, 2003		March 1, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases and other	$307,106	$(176,762)	$303,334	$(167,544)
Prescription files	353,633	(299,474)	347,182	(283,204)
Total	$660,739	$(476,236)	$650,516	$(450,748)

Amortization expense for these intangible assets was $8,285 and $26,540 for the thirteen and thirty-nine weeks ended November 29, 2003. The anticipated annual amortization expense for these intangible assets is $34,022, $18,867, $15,060, $16,959 and $14,955 in fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

6.    Sale of Investments

On April 29, 2002 and May 6, 2002, the Company sold shares of drugstore.com. As a result of these transactions, the Company no longer has an equity investment in drugstore.com. These sales resulted in a gain of $15,777, which is included in the $16,163 gain on sale of assets and investments, net, for the thirty-nine week period ended November 30, 2002.

7.    Income Taxes

The federal income tax benefits of the operating losses generated in the thirty-nine week periods ended November 29, 2003 and November 30, 2002 have been fully offset by a valuation allowance as a result of the Company's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

The tax benefit of $47,518 for the thirteen and thirty-nine week periods ended November 29, 2003 is comprised of a tax benefit of $51,103 and tax expense of $3,585. The benefit was recorded in conjunction with the approval notification by the congressional Joint Committee on Taxation on the conclusions of the Internal Revenue Service examination of the Company's federal tax returns for the fiscal years 1996 through 2000. This benefit represents recoverable federal and state income taxes and interest, as well as a reduction of previously recorded liabilities. The expense of $3,585 is the result of the provision from operations for state income taxes for which the use of net operating losses were temporarily suspended by certain jurisdictions. The Company continues to be examined by state taxing authorities for the above tax years and management believes that there are adequate accruals for remaining state income tax liabilities.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2003 and November 30, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The tax benefit of $42,372 for the thirty-nine week period ended November 30, 2002 is primarily related to the federal tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five.

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

8.    Indebtedness and Credit Agreements

General

Following is a summary of indebtedness and lease financing obligations at November 29, 2003 and March 1, 2003:

	November 29, 2003	March 1, 2003
Secured Debt:
Senior secured credit facility due April 2008	$1,150,000	$—
Senior secured credit facility due March 2005	—	1,372,500
12.5% senior secured notes due September 2006 ($142,025 and $152,025 face value less unamortized discount of $4,548 and $6,143, respectively)	137,477	145,882
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $4,334)	355,666	—
9.5% senior secured notes due February 2011	300,000	300,000
Other	5,360	6,540
	1,948,503	1,824,922
Lease Financing Obligations	177,880	176,186
Unsecured Debt:
6.0% dealer remarketable securities due October 2003	—	58,125
7.625% senior notes due April 2005	198,000	198,000
6.0% fixed-rate senior notes due December 2005	38,047	75,895
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $4,375 and $5,500)	245,625	244,500
7.125% notes due January 2007	210,074	335,000
11.25% senior notes due July 2008	150,000	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
6.875% senior debentures due August 2013	184,773	200,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $2,281)	147,719	—
7.7% notes due February 2027	295,000	300,000
6.875% fixed-rate senior notes due December 2028	140,000	150,000
	1,759,238	1,861,520
Total debt	3,885,621	3,862,628
Short-term debt and current maturities of long-term debt and lease financing obligations	(23,114)	(103,715)
Long-term debt and lease financing obligations, less current maturities	$3,862,507	$3,758,913

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2003 and November 30, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

New Credit Facility

On May 28, 2003, the Company replaced its senior secured credit facility with a new senior secured credit facility. The new facility consists of a $1,150,000 term loan and a $700,000 revolving credit facility, and will mature on April 30, 2008. The proceeds of the loans made on the closing date of the new credit facility were used, among other things, to repay the outstanding amounts under the old facility and to purchase the land and buildings at the Company's Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement. The purchase price of these assets was $106,850. On August 4, 2003, the Company amended and restated the senior secured credit facility, which reduced the interest rate on term loan borrowings under the senior secured credit facility by 0.50 percent.

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

The new senior secured credit facility allows for the issuance of up to $150,000 in additional term loans or additional revolver availability. Rite Aid may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided the Company is not in default of any terms of the facility, nor is in violation of any financial covenants. The new senior secured credit facility allows the Company to have outstanding, at any time, up to $1,000,000 in secured debt in addition to the senior secured credit facility. Accordingly, at November 29, 2003, the remaining additional permitted secured debt under the new senior credit facility is $197,975. The Company has the ability to incur an unlimited amount of unsecured debt, if the terms of such unsecured indebtedness comply with certain terms set forth in the credit agreement and subject to the Company's compliance with certain financial covenants. If the Company issues unsecured debt that does not meet the credit agreement restrictions, it reduces the amount of available permitted secured debt. The new senior secured credit facility also allows for the repurchase of any debt with a maturity prior to April 30, 2008, and for a limited amount of debt with a maturity after April 30, 2008, based upon outstanding borrowings under the revolving credit facility and available cash at the time of the repurchase.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The new senior secured credit facility also requires the Company to meet various financial ratios and limits capital expenditures. For the twelve months ended November 29, 2003 through the twelve months ending February 28, 2004, the covenants require the Company to maintain a maximum leverage ratio of 6.65:1. Subsequent to February 28, 2004, the ratio gradually decreases to 3.8:1 for the twelve months ending March 1, 2008. The Company must also maintain a minimum interest coverage ratio of 1.9:1 for the twelve months ended November 29, 2003 through the twelve months ending February 28, 2004. Subsequent to February 28, 2004, the ratio gradually increases to 3.25:1 for the twelve months ending March 1, 2008. In addition, the Company must maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ended

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2003 and November 30, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

November 29, 2003 through the twelve months ending February 28, 2004. Subsequent to February 28, 2004, the ratio gradually increases to 1.25:1 for the twelve months ending March 1, 2008. Capital expenditures are limited to $250,000 for the fiscal year ending February 28, 2004, with the allowable amount increasing in subsequent years.

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

The Company's ability to borrow under the new senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable, inventory and prescription files. At November 29, 2003, the term loan was fully drawn and the Company had no outstanding draws on the revolving credit facility. At November 29, 2003, the Company had letters of credit outstanding against the revolving credit facility of $102,035, which reduces the borrowing ability under the revolving credit facility.

As a result of the placement of the new senior secured credit facility, the Company recorded a loss on debt modification in the thirty-nine week period ended November 29, 2003 of $43,197 (which included the write-off of previously deferred debt issue costs of $35,120).

Other Transactions

On October 1, 2003, the Company paid, at maturity, its remaining outstanding balance on the 6.0% dealer remarketable securities.

In May 2003, the Company issued $150,000 aggregate principal amount of 9.25% senior notes due 2013. These notes are unsecured and effectively subordinate to the secured debt of the Company. The indenture governing the 9.25% senior notes contains customary covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or restricted payments, incur debt, grant liens, sell assets and enter into sale lease-back transactions.

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

During the thirty-nine week period ended November 29, 2003, the Company made open market purchases of the following securities:

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2003 and November 30, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Debt Repurchased	Principal Amount Repurchased	Amount Paid	(Gain)/ loss
6.0% fixed rate senior notes due 2005	$37,848	$36,853	$(865)
7.125% notes due 2007	124,926	120,216	(4,314)
6.875% senior debentures due 2013	15,227	13,144	(1,981)
7.7% notes due 2027	5,000	4,219	(715)
6.875% fixed rate senior notes due 2028	10,000	7,975	(1,895)
12.5% senior secured notes due 2006	10,000	11,275	1,888
Total	$203,001	$193,682	$(7,882)

The net gain on the transactions listed above is recorded in the line item "Loss (gain) on debt modifications and retirements, net" in the accompanying statement of operations for the thirty-nine week period ended November 29, 2003.

During the thirty-nine week period ended November 30, 2002, the Company redeemed $25,425 of its 6.0% dealer remarketable securities due 2003 for $23,763. The early repurchase resulted in a gain on debt modification of $1,662 for the thirty-nine week period ended November 30, 2002.

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2004 and the succeeding four fiscal years are as follows: 2004-$229, 2005-$11,212, 2006-$250,842, 2007-$605,161, 2008-$12,408, and $2,827,888 in 2009 and thereafter.

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

9.    Commitments and Contingencies

Federal Investigation

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. The Company is cooperating fully with the United States Attorney. The Company has begun settlement discussions with the United States Attorney of the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceedings against us if the

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2003 and November 30, 2002
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Company enters into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company recorded an accrual of $20,000 in the thirteen weeks ended June 1, 2002 in connection with the resolution of these matters; however, the Company may incur charges in excess of that amount and the Company is unable to estimate the possible range of loss. Management will continue to evaluate the estimate and, to the extent that additional information arises or the Company's strategy changes, the Company will adjust the accrual accordingly. These investigations and settlement discussions are ongoing, and the Company cannot predict their outcomes. If the Company were convicted of any crime, certain licenses and government contracts such as Medicaid plan reimbursement agreements that are material to the Company's operations may be revoked, which would have a material adverse effect on the Company's results of operations, financial condition or cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against the Company, including a settlement, could also have a material adverse effect on the Company's results of operations, financial condition or cash flows.

Reimbursement Matters

The Company is being investigated by multiple state attorneys general for its reimbursement practices relating to partially filled prescriptions and fully filled prescriptions that are not picked up by ordering customers. The Company supplied similar information with respect to these matters to the United States Department of Justice. The Company believes that these investigations are similar to investigations which were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. An individual acting on behalf of the United States of America has filed a lawsuit in the United States District Court of the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions, which were not picked up by customers. The United States Department of Justice has intervened in this lawsuit, as is its right under the law. The Company has reached an agreement to settle the State and Department of Justice investigations and the lawsuit filed by the private individual for $7,225, which is subject to court approval. The Company has previously accrued $7,225 related to this matter.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen and thirty-nine week periods ended November 29, 2003 was $73.6 million and $24.2 million, respectively. Net loss for the thirteen and thirty-nine week periods ended November 30, 2002 was $16.4 million and $119.1 million, respectively. The improvements in operating performance in the thirteen and thirty-nine week periods ended November 29, 2003 were driven by improvements in revenues, gross margin, selling, general and administrative expenses ("SG&A") as a percent of sales and reduced interest expense. The factors that drove these improvements are described in further detail in the Results of Operations section below. Other items that had significant impact on our results of operations are as follows:

Stock-Based Compensation Expense.    We recorded stock-based compensation expense of $7.3 million and $2.6 million in the thirteen week periods ended November 29, 2003 and November 30, 2002, respectively and $26.0 million and $4.0 million in the thirty-nine week periods ended November 29, 2003 and November 30, 2002, respectively. The expense recorded in the thirteen and thirty-nine week periods ended November 29, 2003 resulted from the application of the fair value method of accounting for stock-based compensation expense, which we adopted as of the beginning of fiscal 2004. Under the fair value method, assuming no new grants during the remainder of the year, we expect expense for the remainder of fiscal 2004 to be approximately $3.5 million. The expenses recorded in the thirteen and thirty-nine week periods ended November 30, 2002 resulted primarily from the impact of applying variable plan accounting to several of our stock-based compensation plans and the vesting of restricted stock grants in the prior year.

Loss on Debt Modifications and Retirements.    During the thirty-nine week period ended November 29, 2003, we recorded a loss on debt modifications and retirements of $35.3 million. The loss for the thirty-nine week period ended November 29, 2003 included a loss of $43.2 million related to the termination of the old senior secured credit facility and the issuance of the new senior secured credit facility, offset by net gains of $7.9 million related to several debt instruments that were repurchased in the thirty-nine week period ended November 29, 2003. These transactions are described in more detail in the Liquidity and Capital Resources section below.

Income Tax Benefit.    In the thirteen and thirty-nine week periods ended November 30, 2003, we recorded a $47.5 million income tax benefit primarily as a result of the findings of the Internal Revenue Service ("IRS") examination cycle. On December 29, 2003, we received notification that the congressional Joint Committee on Taxation had approved the conclusions reached by the IRS in their examination of our federal tax returns for the fiscal years 1996 through 2000. The benefit primarily represents recoverable federal and state income taxes and interest, as well as a reduction of previously recorded liabilities.

In the thirty-nine week period ended November 30, 2002, we recorded a $42.4 million income tax benefit. The benefit resulted primarily from a federal law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five.

Substantial Investigation Expenses.    We continue to incur substantial expenses in connection with litigation related to prior management's business practices and the defense of prior management. We incurred $5.2 million and $3.3 million in the thirteen week periods ended November 29, 2003 and November 30, 2002, respectively, and $13.8 million and $13.2 million in the thirty-nine week periods ended November 29, 2003 and November 30, 2002, respectively. We expect to incur an additional $2.0 million in the remainder of fiscal 2004, and expect to continue to incur significant legal and other expenses until the resolution of the U.S. Attorney's case against certain of our former executive officers and the investigations of certain other matters.

Gain on Sale of Assets and Investments:    In the thirty-nine week period ended November 30, 2002, we recorded a gain of $15.8 million resulting from the sale of our investment in drugstore.com.

Results Of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
	(dollars in thousands)
Revenues	$4,105,844	$3,871,246	$12,204,103	$11,651,487
Revenue growth	6.1%	3.7%	4.7%	4.7%
Same store sales growth	6.4%	6.7%	5.5%	7.4%
Pharmacy sales growth	6.3%	6.9%	5.6%	8.1%
Same store pharmacy sales growth	6.5%	9.6%	6.3%	10.7%
Pharmacy sales as a % of total sales	64.3%	64.3%	64.2%	63.6%
Third party sales as a % of total pharmacy sales	93.4%	92.9%	93.2%	92.7%
Front-end sales growth (decline)	5.5%	(0.7)%	3.1%	(0.5)%
Same store front end sales growth	6.2%	1.9%	4.1%	2.0%
Front end sales as a % of total sales	35.7%	35.7%	35.8%	36.4%
Store data:
Total stores (beginning of period)	3,386	3,444	3,404	3,497
New stores	—	1	1	2
Closed stores	—	(34)	(19)	(89)
Store acquisitions, net	—	—-	—	1
Total stores (end of period)	3,386	3,411	3,386	3,411
Relocated stores	2	4	4	11

Revenues

The 6.1% and 4.7% growth in revenues for the thirteen and thirty-nine week periods ended November 29, 2003 were driven by pharmacy sales growth of 6.3% and 5.6%, respectively, and front end sales growth of 5.5% and 3.1%, respectively. The 3.7% and 4.7% growth in revenues for the thirteen and thirty-nine week periods ended November 30, 2002 were driven by pharmacy sales growth of 6.9% and 8.1%, respectively, offset slightly by front end sales declines of (0.7)% and (0.5)%, respectively.

Pharmacy same store sales increased by 6.5% and 6.3% for the thirteen and thirty-nine week periods ended November 29, 2003, respectively, due to an increase in sales price per prescription and by increased business in our Southern California stores, driven by the migration of customers impacted by a union strike at several grocery store chains. These increases were partially offset by an increase in generic sales mix and a reduction in hormone replacement therapy and non-sedating antihistamine prescriptions. Front-end same store sales increased 6.2% and 4.1% in the thirteen and thirty-nine week periods ended November 29, 2003, respectively, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins, and improved assortments. Also contributing to front end same store sales increases in the thirteen week period ended November 29, 2003, was the switch of certain prescriptions to over-the-counter products and increased business in certain of our Southern California stores, driven by the migration of customers impacted by a union strike at several grocery store chains.

Pharmacy same store sales increased by 9.6% and 10.7% for the thirteen and thirty-nine week periods ended November 30, 2002, respectively, as compared to the same thirteen and thirty-nine week periods in the prior year. Factors contributing to pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, reduced cash pricing, our increased focus on pharmacy initiatives, such as predictive refill, and favorable industry trends. Front-end same store sales increased 1.9% and 2.0% for the thirteen and thirty-nine week periods ended November 30, 2002, respectively, due to improved assortments, lower prices on key items and the distribution of a nationwide advertising circular.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,105,006	$2,952,145	$9,261,041	$8,904,613
Gross profit	1,000,838	919,101	2,943,062	2,746,874
Gross margin	24.4%	23.7%	24.1%	23.6%
Selling, general and administrative expenses	885,827	849,242	2,668,897	2,614,316
Selling, general and administrative expenses as a percentage of revenues	21.6%	21.9%	21.9%	22.4%
Stock-based compensation expense	7,274	2,625	25,956	3,973
Store closing and impairment charges	3,064	2,945	436	57,051
Interest expense	77,718	80,941	236,085	250,527
Interest rate swap contracts	—	—	—	278
Loss (gain) on debt and lease conversions and modifications and retirements, net	—	—	35,315	(1,662)
Loss (gain) on sale of assets and investments, net	879	(775)	(283)	(16,163)

Cost of Goods Sold

Gross margin was 24.4% for the thirteen week period ended November 29, 2003 compared to 23.7% for the thirteen week period ended November 30, 2002. Gross margin was positively impacted by a decrease in the LIFO provision, due to a lower estimated rate of inflation, and lower occupancy and depreciation and amortization charges. Pharmacy gross margin declined slightly compared to the prior quarter due to an increase in shrink partially offset by improved generic product mix. Front end margin declined slightly compared to the prior quarter due to product mix and an increase in shrink.

Gross margin was 24.1% for the thirty-nine week period ended November 29, 2003 compared to 23.6% for the thirty-nine week period ended November 30, 2002. Gross margin was positively impacted by a decrease in the LIFO provision, due to a lower estimated rate of inflation, and lower occupancy and depreciation and amortization charges. Gross margin was also positively impacted by improvements in pharmacy margin, driven by improved generic product mix and improved third party reimbursements. Front end gross margin has improved relative to its own sales but has a small negative contribution to consolidated margin due to front end sales growth being lower than pharmacy sales growth.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO (credit) charge of $(1.4) million and $25.4 million for the thirteen and thirty-nine week periods ended November 29, 2003 versus $17.3 million and $51.8 million for the thirteen and thirty-nine week periods ended November 30, 2002. The LIFO credit recorded in the thirteen week period ended November 29, 2003 was due a lowering of the inflation assumption used in our annual estimate for LIFO charges.

Selling, General and Administrative Expenses

SG&A as a percentage of sales was lower in the thirteen week period ended November 29, 2003 than in the thirteen week period ended November 30, 2002. This is due primarily to lower depreciation and amortization charges resulting from a reduced store count and certain intangible assets becoming completely amortized, better leveraging of our labor costs resulting from higher sales volume and good cost control in our stores, distribution centers and the corporate office. These areas of improvement were partially offset by increases in benefits expense.

SG&A as a percentage of sales was lower in the thirty-nine week period ended November 29, 2003 than in the thirty-nine week period ended November 30, 2002. This is due to non-recurring litigation charges of $26.0 million in the thirty-nine week period ended November 30, 2002, lower depreciation and amortization charges resulting from a reduced store count and certain intangible assets becoming completely amortized, reduction in professional fees and better leveraging of our costs resulting from higher sales volume. These areas of improvement were partially offset by increases in benefits expense.

Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended		Thirty-nine Week Period
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
	(dollars in thousands)
Impairment charges	$1,600	$2,531	$3,617	$8,939
Store and equipment lease exit charges (credits)	1,464	414	(3,181)	48,112
	$3,064	$2,945	$436	$57,051

Impairment Charges:    Impairment charges include non-cash charges of $1.6 million and $2.5 million in the thirteen week periods ended November 29, 2003 and November 30, 2002, respectively, for the impairment of long-lived assets at 5 and 7 stores, respectively. Impairment charges include non-cash charges of $3.6 million and $8.9 million in the thirty-nine week periods ended November 29, 2003 and November 30, 2002, respectively, for the impairment of long-lived assets at 30 and 61 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate that the carrying value of the assets may not be recoverable.

Store and Equipment Lease Exit Charges:    During the thirteen week periods ended November 29, 2003 and November 30, 2002, we recorded charges for 3 and 4 stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended November 29, 2003 and November 30, 2002, we recorded charges for 5 and 36 stores, respectively, to be closed or relocated under long-term leases. Effective January 1, 2003, charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Prior to January 1, 2003, charges incurred to close a store were recorded at the time management committed to closing the store. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The effect of adjustments in the risk-free rate of interest during the thirteen week period ended November 29, 2003 resulted in a charge of $1.5 million for store closing. The effect of adjustments in the risk-free rate of interest during the thirty-nine week period ended November 29, 2003 resulted in a net credit of $3.2 million for store closing.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $77.7 million and $236.1 million for the thirteen and thirty-nine week periods ended November 29, 2003, compared to $80.9 million and $250.5 million for the thirteen and thirty-nine week periods ended November 30, 2002. The decrease was primarily due to a decrease in debt issue cost amortization and the reclassification of the accretion of closed store interest expense, which, pursuant to SFAS No. 146, is classified as a component of store closing and impairment charges in the thirteen and thirty-nine week periods ended November 29, 2003. Assuming no further changes in LIBOR rates, and reflecting the recent debt modifications and retirements, we expect interest expense for the remainder of the year to be approximately $77 million. The weighted average interest rates, excluding capital leases, on our indebtedness for the thirty-nine week periods ended November 29, 2003 and November 30, 2002, were 6.8% and 7.4% respectively.

Income Taxes

The federal income tax benefits of the operating losses generated in the thirty-nine week periods ended November 29, 2003 and November 30, 2002 have been fully offset by a valuation allowance as a result of our determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

The tax benefit of $47.5 million for the thirteen and thirty-nine week periods ended November 29, 2003 is comprised of a tax benefit of $51.1 million and tax expense of $3.6 million. The benefit was recorded in conjunction with the approval notification by the Joint Committee on Taxation on the conclusions of the IRS examination cycle, representing recoverable federal and state income taxes and interest, as well as a reduction of previously recorded liabilities. The expense of $3.6 million is the result of the provision from operations for state income taxes for which the use of net operating losses were temporarily suspended by certain jurisdictions. We continue to be examined by state taxing authorities for the above tax years and we believe that we have adequate accruals for remaining state income tax liabilities.

The tax benefit of $42.4 million for the thirty-nine week period ended November 30, 2002 is primarily related to the federal tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five.

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

Our ability to borrow under the new senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable, inventory and prescription files. On November 29, 2003, we had $598.0 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $102.0 million.

New Credit Facility

On May 28, 2003, we replaced our senior secured credit facility with a new senior secured credit facility. The new facility consists of a $1.15 billion term loan and a $700.0 million revolving credit facility, and will mature on April 30, 2008. The proceeds of the loans made on the closing of the new credit facility were, among other things, used to repay the outstanding amounts under the old facility and to purchase the land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement. On August 4, 2003, we amended and restated the senior secured credit facility, which reduced the interest rate on term loan borrowings under the senior secured credit facility by 50 basis points.

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

The new senior secured credit facility allows for the issuance of up to $150.0 million in additional term loans or additional revolver availability. We may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided we are not in default of any terms of the facility, nor are in violation of any financial covenants. The new senior secured credit facility allows us to have outstanding, at any time, up to $1.0 billion in secured debt in addition to the senior secured credit facility. Accordingly, at November 29, 2003, the remaining additional permitted secured debt under the new senior credit facility is $198.0 million. We have the ability to incur an unlimited amount of unsecured debt, if the terms of such unsecured indebtedness comply with certain terms set forth in the credit agreement and subject to our compliance with certain financial covenants. If we issue unsecured debt that does not meet the credit agreement restrictions, it reduces the amount of available permitted secured debt. The new senior secured credit facility also allows for the repurchase of any debt with a maturity prior to April 30, 2008, and for a limited amount of debt with a maturity after April 30, 2008, based upon outstanding borrowings under the revolving credit facility and available cash at the time of the repurchase.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The senior secured credit facility also requires us to meet various financial ratios and limits capital expenditures. For the twelve months ended November 29, 2003 through the twelve months ending February 28, 2004, the covenants require us to maintain a maximum leverage ratio of 6.65:1. Subsequent to February 28, 2004, the ratio gradually decreases to 3.8:1 for the twelve months ending March 1, 2008. We must also maintain a minimum interest coverage ratio of 1.9:1 for the twelve months ended November 29, 2003 through the twelve months ended February 28, 2004. Subsequent to February 28, 2004, the ratio gradually increases to 3.25:1 for the twelve months ending March 1, 2008. In addition, we must maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ended November 29, 2003 through the twelve months ended February 28, 2004. Subsequent to February 28, 2004, the ratio gradually increases to 1.25:1 for the twelve months ending March 1, 2008. Capital expenditures are limited to $250.0 million for the fiscal year ending February 28, 2004, with the allowable amount increasing in subsequent years.

We were in compliance with the covenants of the new senior secured credit facility and our other debt instruments as of November 29, 2003. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt maintenance covenants.

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

Other Transactions

On December 22, 2003, we entered into a contract with McKesson, the supplier of the majority of our pharmaceutical products. The terms of the contract require that McKesson serve as our supplier through March 2009. In exchange for better pricing, we agreed to reduce the payment terms under the McKesson contract by five calendar days. This change in payment terms will not have a significant impact on our liquidity or working capital.

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

During the thirty-nine week period ended November 29, 2003, we repurchased the following securities (in thousands):

Debt Repurchased	Principal Amount Repurchased	Amount Paid	(Gain)/ loss
6.0% fixed rate senior notes due 2005	$37,848	$36,853	$(865)
7.125% notes due 2007	124,926	120,216	(4,314)
6.875% senior debentures due 2013	15,227	13,144	(1,981)
7.7% notes due 2027	5,000	4,219	(715)
6.875% fixed rate senior notes due 2028	10,000	7,975	(1,895)
12.5% senior secured notes due 2006	10,000	11,275	1,888
Total	$203,001	$193,682	$(7,882)

The net gain on the transactions listed above is recorded in the line item "Loss (gain) on debt modifications and retirements, net" in the accompanying statement of operations for the thirty-nine week period ended November 29, 2003.

During the thirty-nine week period ended November 30, 2002, we redeemed $25.4 million of our 6.0% dealer remarketable securities due 2003 for $23.8 million. The early repurchase resulted in a gain on debt modification of $1.7 million.

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2004 and the succeeding four fiscal years are as follows: 2004-$0.2 million, 2005- $11.2 million, 2006-$250.8 million, 2007-$605.2 million, 2008-$12.4 million, and $2.8 billion in 2009 and thereafter.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities generated $100.3 million and $160.4 million of cash in the thirty-nine week periods ended November 29, 2003 and November 30, 2002, respectively. Operating cash flow for the thirty-nine week period ended November 29, 2003 was positively impacted by improved operating results and an increase in accounts payable, which more than offset $202.1 million of interest payments and increases in accounts receivable and inventory. Operating cash flow for the thirty-nine week period ended November 30, 2002 was positively impacted by improved operating results, income tax refunds of $68.7 million, a decrease in accounts receivable, and an increase in accounts payable, which more than offset $226.2 million in interest payments and an increase in inventory.

Cash used in investing activities was $192.5 million for the thirty-nine week period ended November 29, 2003, due primarily to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement. Also impacting cash used in investing activities were expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from asset dispositions. Cash used in investing activities was $50.1 million for the thirty-nine week period ended November 30, 2002, due primarily to expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from asset dispositions.

Cash provided by financing activities was $1.3 million for the thirty-nine week period ended November 29, 2003. Cash flow from financing activities was positively impacted by proceeds from the bond issuances referenced in "Liquidity and Capital Resources — Other Transactions", offset by the change in our credit facility, the early redemption of several bonds and payments on certain bonds at maturity. Cash used in financing activities was $217.4 million for the thirty-nine week period ended November 30, 2002, due to redeeming our 5.25% convertible subordinated notes due 2002 and our 10.5% senior secured notes due 2002.

Working capital was $1,748.2 million at November 29, 2003, compared to $1,676.9 million at March 1, 2003.

Capital Expenditures

During the thirty-nine week period ended November 29, 2003, we incurred capital expenditures of $106.9 million related to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement. Excluding this transaction, which was incurred in connection with the issuance of our new senior secured credit facility, we plan to make total capital expenditures of approximately $170 to $190 million during fiscal 2004. These expenditures consist of approximately $60 to $70 million related to new store construction, store relocation and store remodel projects, $90 to $95 million dedicated to technology enhancements, improvements to distribution centers and other corporate requirements, and $20 to $25 million dedicated to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations. We plan to make capital expenditures of approximately $300 million to $325 million in fiscal 2005. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings on our revolving credit facility. During the thirty-nine week period ended November 29, 2003, we spent $103.1 million on capital expenditures (excluding the synthetic lease buyout noted above), consisting of $48.3 million related to new store construction, store relocation and other store construction projects. An additional $54.8 million of capital expenditures was related to other store improvement activities and the purchase of prescription files from independent pharmacists.

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

Recent Accounting Pronouncements

We have several stock option plans, which are described in detail in our Form 10-K for the year ended March 1, 2003. Prior to fiscal 2004, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". Under the modified prospective method of adoption selected by us under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation — Transition and Disclosure", compensation cost recognized in the thirty-nine week period ended November 29, 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior periods have not been restated.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150

requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. SFAS No. 150 is effective, except for certain provisions that have been deferred, for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted the classification and disclosure provisions of SFAS No. 150 in the thirteen week period ended November 29, 2003. As a result of the adoption of SFAS No. 150, our redeemable preferred stock balance of $19.7 million is included in "Other Non-Current Liabilities" for the period ended November 29, 2003. We have not adopted the measurement provisions of SFAS No. 150 as those provisions have been deferred indefinately. The measurement provisions, if and when they are required to be adopted, are not anticipated to have a material impact on our financial position or results of operations.

In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 29, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at November 29, 2003
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$229	$2,587	$236,467	$593,661	$908	$1,723,889	$2,557,741	$2,658,241
Average Interest Rate	8.00%	11.42%	7.36%	7.52%	8.00%	8.28%	8.02%
Variable Rate	—	$8,625	$14,375	$11,500	$11,500	$1,104,000	$1,150,000	$1,150,000
Average Interest Rate	—%	4.12%	4.12%	4.12%	4.12%	4.12%	4.12%

As of November 29, 2003, 31.0% of our total debt is exposed to fluctuations in variable interest rates.

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

As of November 29, 2003, the ratings on our new senior secured credit facility were BB by Standard & Poor's and B1 by Moody's. The interest rate on the variable rate borrowings on this facility are LIBOR plus 3.00% for the term loan and 3.50% for the revolving credit facility.

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

Not applicable

ITEM 2.    Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated October 25, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Pay-in-Kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q, filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York,, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70%
	Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999

Exhibit Numbers	Description	Incorporation By Reference To
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2003,
	6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
10.1	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Rite Aid filed the following current reports on Form 8-K during the thirteen week period ended November 29, 2003:

1.	Rite Aid Corporation filed a Current Report on Form 8-K on October 13, 2003, discussing under Item 5, the extension of an exchange offer for Rite Aid's 9.25% Senior Notes due 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 12, 2004

RITE AID CORPORATION By: /s/ ROBERT B. SARI

Robert B. Sari Senior Vice President and General Counsel

Date: January 12, 2004

By: /s/ JOHN T. STANDLEY

John T. Standley Senior Executive Vice President, Chief Administrative Officer, and Chief Financial Officer