Form 10-K
period 2004-02-28
RITE AID CORP
filed 2004-04-26
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended February 28, 2004
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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 29, 2003 was approximately $2,590,972,917. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

As of April 19, 2004 the registrant had outstanding 518,649,806 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's annual meeting of shareholders to be held on June 24, 2004 are incorporated by reference into Part III.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	our high level of indebtedness;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our ability to improve the operating performance of our existing stores in accordance with our management's long term strategy;

•	our ability to hire and retain pharmacists and other store personnel;

•	the outcomes of pending lawsuits and governmental investigations;

•	competitive pricing pressures and continued consolidation of the drugstore industry; and

•	the efforts of third-party payors to reduce prescription drug reimbursements, changes in state or federal legislation or regulations, the success of planned advertising and merchandising strategies, general economic conditions and inflation, interest rate movements, access to capital, and our relationships with our suppliers.

We undertake no obligation to revise the forward-looking statements included or incorporated by reference in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations---Overview and Factors Affecting Our Future Prospects" included in this annual report on Form 10-K.

PART I

Item 1.    Business

Overview

We are the third largest retail drugstore chain in the United States based on revenues and number of stores. We operate our drugstores in 28 states across the country and in the District of Columbia. We have a first or second market position in approximately 60% of the 124 major U.S. metropolitan markets in which we operate. As of February 28, 2004, we operated 3,382 stores.

In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2004, our pharmacists filled more than 200 million prescriptions which accounted for 63.6% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy and the discovery of new and better drug therapies. We offer over 24,000 front-end products, which accounted for the remaining 36.4% of our total sales in fiscal 2004. Front end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We distinguish our stores from other national chain drugstores, in part, through our private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer more than 2,100 products under the Rite Aid private brand, which contributed approximately 11.4% of our front-end sales in the categories where private brand products were offered in fiscal 2004.

Our stores range in size from approximately 5,000 to 40,000 square feet. The overall average size of each store in our chain is approximately 12,700 square feet. The larger stores are concentrated in the western United States. Approximately 53% of our stores are freestanding; 38% of our stores include a drive-thru pharmacy; 72% include one-hour photo shops; and 29% include a GNC store-within-Rite Aid store.

Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol of "RAD". We were incorporated in 1968 and are a Delaware corporation.

Strategy

Our strategy is to focus on improving the productivity of our existing store base, which are in good locations, often in major metropolitan areas. We believe that improving the sales of existing stores is important to improving profitability and cash flow. We believe that in the past year, the execution of this strategy has driven a 5.1% increase in revenues, from $15.8 billion in fiscal 2003 to $16.6 billion in fiscal 2004. We believe that the execution of our strategy has also led to a significant improvement in our operating results, which improved from a net loss of $112.1 million in fiscal 2003 to net income of $83.3 million in fiscal 2004.

We believe the productivity of our existing store base will be improved by continuing to (i) grow our pharmacy sales and attract more customers; (ii) grow front end sales; (iii) contain expenses and (iv) improve customer satisfaction with focus on service and selection in our stores. Moreover, we estimate that pharmacy sales in the United States will increase at least 30% over the next three years based upon studies published by pharmacy benefit management companies and the Congressional Budget Office. This anticipated growth is expected to be driven by the "baby boom" generation entering their fifties, the increasing life expectancy of the American population, the introduction of several new successful drugs and inflation. We believe this growth will also help increase the sales productivity of our existing store base.

The following paragraphs describe in more detail the components of our strategy:

Grow Our Pharmacy Sales and Attract More Customers.    We are currently installing our next generation pharmacy system and have implemented e-prescription applications in over 1,200 of our stores, which will further enable our pharmacists to work directly with customers and doctors and adjudicate and fill prescriptions in a more efficient manner. We also drive pharmacy sales growth via our automatic refill program, prescription file buys, in-store immunization programs, fully integrated diabetes program, a specialty pharmacy program, a workers compensation program and several initiatives aimed at managed care providers and doctors. We believe these activities and our focus on generic prescription drugs and direct marketing efforts will attract new customers to our stores and increase profitability. We also continue to develop and implement programs designed to improve customer satisfaction. We believe that by executing our "With us, it's personal" program that is aimed at delivering more personalized service along with faster prescription delivery to our customers, our growth will continue. Although we are already an industry leader in dispensing generic drugs, which have a higher gross margin compared to branded drugs, we continue to take additional steps to further improve our generic efficiency, including adding functionality to our proprietary pharmacy information system to aid our pharmacists in dispensing generic prescriptions whenever possible. We are increasing customer loyalty by establishing a strong community presence through health expositions and not-for-profit activities, focusing on the attraction and retention of managed care customers, partnering with several Medicare endorsed card programs to provide discounts to senior citizens and participating in almost all of Medicare endorsed prescription cards for senior citizens.

Grow Front-End Sales.    We intend to grow front-end sales through continued emphasis on core drugstore categories, a focus on seasonal and cross-merchandising, offering a wider selection of products and services to our customers and effective promotions in our weekly advertising circulars. Our focus for expanding our products and services includes a continued strengthening of our collaborative relationship with our suppliers, an emphasis on our Rite Aid brand products, which provide better value for our customers and higher margins for us, ethnic products targeted to selected markets and a conversion of our one-hour photo development to digital technology.

Contain Expenses.    We continue to execute our cost management programs. Our emphasis is on targeted expense areas that are subject to specific work plans for improvement that are continuously monitored. Some examples of targeted expense areas, include (i) workers compensation expense; (ii) utility expense and (iii) repair and maintenance expense. We plan to contain worker's compensation expense through improving workplace safety at our stores and distribution centers and actively managing open claims. We plan to contain utility expense through development and implementation of energy management procedures and systems and through analysis of energy data to facilitate lowest cost bidding for services. We plan to contain repair and maintenance expense by consolidating contracts where applicable, and consistently seeking out lowest cost bidders for preventive maintenance services.

Focus on Customers and Associates.    Our "With us, it's personal" commitment encourages associates to provide customers with a superior customer service experience. We obtain feedback on our customer service performance by utilizing an automated survey system that collects store specific information from customers shortly after the point of sale, frequent customer surveys by an independent third party, and mystery shoppers. We also have several programs in place that enhance customer satisfaction, examples of which are the maintenance of a customer support center that centrally receives and processes all customer calls and our "never out of stock" program. We continue to develop and implement associate training programs to improve customer satisfaction and educate our associates about the products we offer. We have implemented programs that create compensatory and other incentives for associates who provide customers with excellent service and who improve our corporate culture. We believe that these steps further enable and motivate our associates to deliver a superior customer service.

Products and Services

During fiscal 2004, sales of prescription drugs represented approximately 63.6% of our total sales, an increase from 63.2% in fiscal 2003 and 61.4% in fiscal 2002. In fiscal years 2004, 2003 and 2002, prescription drug sales were $10.5 billion, $9.9 billion, and $9.3 billion, respectively.

We sell over 24,000 different types of non-prescription, or front-end products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2004 although certain front-end product classes contributed notably to our sales. Our principal classes of products in fiscal 2004 were the following:

Product Class	Percentage of Sales
Prescription drugs	63.6%
Over-the-counter medications and personal care	10.2
Health and beauty aids	4.8
General merchandise and other	21.4

We offer approximately 2,100 products under the Rite Aid private brand, which contributed approximately 11.4% of our front-end sales in the categories where private brand products were offered in fiscal 2004. During fiscal 2004, we added 217 products under our private brand. We intend to continue to increase the number and the sales of our private label brand products.

We have a strategic alliance with GNC under which we operate GNC "stores-within-Rite Aid-stores". GNC is a leading nationwide retailer of vitamin and mineral supplements and personal care, fitness and other health-related products. As of February 28, 2004, we operated 989 GNC stores-within-Rite Aid-stores.

Technology

All of our stores are integrated into a common information system, which enables our pharmacists to fill prescriptions more accurately and efficiently reduces chances of adverse drug interactions and which can be expanded to accommodate new stores. This common information system enables a customer to fill their prescription in any of our stores. Our customers may also order prescription refills over the Internet through www.riteaid.com powered by drugstore.com, or over the phone through our telephonic rapid automated refill systems. As of February 28, 2004 we had installed ScriptPro automated pharmacy dispensing units, which are linked to our pharmacists' computers and fill and label prescription drug orders, in 883 stores. The efficiency of ScriptPro units allows our pharmacists to spend an increased amount of time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which together are the basis for our automated inventory replenishment process.

In fiscal 2004, we developed and implemented several new technologies and applications, including electronic signature capture, loss prevention analytics, some computer based training modules, and transportation management systems. We continued to focus on vendor collaboration, through the development of category management workstations which integrate and coordinate the many different data sources. We continued to enhance category management applications through the development of promotional price optimization and market basket analysis, all of which support decisions for front-end selection, assortment, pricing, promotion and product placement.

In fiscal 2005, we are focusing on technology initiatives such as the roll-out of our next generation pharmacy dispensing system, expansion of e-prescribing and enhancing our automated refill system. We believe our next generation pharmacy system is state of the art and will enhance workflow. Our next generation pharmacy system was designed with optimal ease of use in mind so as to further enable our pharmacists to work directly with customers and doctors.

Suppliers

During fiscal 2004, we purchased approximately 90% of the dollar volume of our prescription drugs from a single supplier, McKesson Corp ("McKesson"), under a contract, which runs through March 2009. Under the contract, McKesson has agreed to sell to us all the branded pharmaceutical products we require. With limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling prescriptions until we found a replacement supplier, which could negatively affect our business. We purchase generic (non-brand name) pharmaceuticals from a variety of sources. We purchase our non-pharmaceutical merchandise from numerous manufacturers and wholesalers. We believe that competitive sources are readily available for substantially all of the non-pharmaceutical merchandise we carry and that the loss of any one supplier would not have a material effect on our business.

We sell private brand and co-branded products that generally are supplied by numerous competitive sources. The Rite Aid and GNC co-branded PharmAssure vitamin and mineral supplement products and the GNC branded vitamin and mineral supplement products that we sell in our stores are developed by GNC, and along with our Rite Aid brand vitamin and mineral supplements, are manufactured by GNC.

Customers and Third-Party Payors

During fiscal 2004, our stores served an average of 1.8 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations. No single customer or health plan contract accounted for more than 10% of our total sales in fiscal 2004.

In fiscal 2004, 93.3% of our pharmacy sales were to customers covered by pharmacy benefit plans which are provided by third-party payors (such as an insurance companies, prescription benefit management companies, governmental agencies, private employers, health maintenance organizations or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases and negotiate with us for reduced prescription rates. During fiscal 2004, the top five third-party payors accounted for approximately 30% of our total sales, the largest of which represented 10.2% of our total sales. During fiscal 2004, state sponsored Medicaid agencies accounted for approximately 11.3% of our total sales, the largest of which was less than 3% of our total sales. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Competition

The retail drugstore industry is highly competitive. We compete with, among others, retail drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, dollar stores and mail order pharmacies. We compete on the basis of store location and convenient access, customer service, product selection and price. We believe continued consolidation of the drugstore industry, continued new store openings and increased mandatory mail order will further increase competitive pressures in the industry.

Marketing and Advertising

In fiscal 2004, marketing and advertising expense was $255.7 million, which was spent primarily on nationwide weekly advertising circulars. We have implemented various programs that are designed to improve our image with customers. These include several customer events, including our Rite Aid Health and Beauty Expos. Our front-end and prescription suppliers are invited to participate in these events by displaying, demonstrating and providing samples of their products and services in exhibit booths. We continue to implement programs that are specifically directed to our pharmacy business. These include direct marketing programs, displaying and distributing printed materials educating customers about various diseases and treatment for these diseases, displaying both pharmacy and front end products that are related and partnering with several Medicare endorsed card programs to provide a discount card to senior citizens. Also, commencing in fiscal 2005, we intend to launch a television advertising compaign focused on our "With us, it's personal" message in 33 markets that represent 74% of our pharmacy sales.

Associates

We believe that our relationships with our associates are good. As of February 28, 2004, we had approximately 72,500 associates, 12% of which were pharmacists, 50% of which were part-time and

38% of which were unionized. Associate satisfaction is critical to the success of our strategy. We have surveyed our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission.

There is a national shortage of pharmacists. We have implemented various associate incentive plans in order to attract and retain qualified pharmacists. We have also expanded our efforts in recruitment of pharmacists through an increase in the number of recruiters, a successful pharmacist intern program and good relations with pharmacy schools.

Research and Development

We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC we have a license to operate GNC "stores-within-Rite-Aid-stores". Additionally, we hold licenses granted to us by the Nevada Gaming Commission that allows us to place slot machines in our Nevada stores. We also hold licenses to operate our pharmacies and our distribution facilities. Together, these licenses are material to our operations.

Seasonality

We experience moderate seasonal fluctuations in our results of operations concentrated in the fourth fiscal quarter as the result of the concentration of the cold and flu season and the holidays. We tailor certain front-end merchandise to capitalize on holidays and seasons. We increase our inventory levels during our third fiscal quarter in anticipation of the seasonal fluctuations described above. Our results of operations in the fourth and first fiscal quarter may fluctuate based upon the timing and severity of the cold and flu season, both of which are unpredictable.

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

The appropriate state boards of pharmacy must license our pharmacies and pharmacists. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration and are subject to Federal Drug Enforcement Agency regulations relative to our pharmacy operations, including regulations governing purchasing, storing and dispensing of controlled substances. Applicable licensing and registration requirements require our compliance with various state statutes, rules and/or regulations. If we were to violate any applicable statute, rule or regulation, our licenses and registrations could be suspended or revoked.

In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include drug importation and a prescription drug benefit for Medicare participants, changes in qualified participants and changes in reimbursement rates. Although we believe we are well positioned to respond to these developments and near-term the senior discount drug cards are not expected to have a significant impact, we cannot predict the long-term outcome or effect of legislation resulting from these efforts.

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

Corporate Governance and Internet Address

We recognize that good corporate governance is an important means of protecting the interests of our stockholders, associates, customers, and the community. We have closely monitored and implemented relevant legislative and regulatory corporate governance reforms, including provisions of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the rules of the Securities and Exchange Commission interpreting and implementing Sarbanes-Oxley, and the corporate governance listing standards of the New York Stock Exchange.

Our corporate governance information and materials, including our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee, our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Ethics and Business Conduct are posted on the corporate governance section of our website at www.riteaid.com and are available in print upon request to Rite Aid Corporation, 30 Hunter Lane, Camp Hill, Pennsylvania 17011, Attention: Corporate Secretary. Our Board will regularly review corporate governance developments and modify these materials and practices as warranted.

Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as practical after we file these reports with the SEC.

Item 2.    Properties

As of February 28, 2004, we operated 3,382 retail drugstores. The overall average selling square feet of each store in our chain is 11,100 square feet. The overall average total square feet of each store in our chain is 12,700. The stores in the eastern part of the U.S. average 8,700 selling square feet per store (9,700 average total square feet per store). The stores in the central part of the U.S. average 9,500 selling square feet per store (10,200 average total square feet per store). The stores in the western part of the U.S. average 16,800 selling square feet per store (20,500 average total square feet per store).

The table below identifies the number of stores by state as of February 28, 2004:

State	Store Count
Alabama	116
Arizona	3
California	579
Colorado	29
Connecticut	36
Delaware	24
District of Columbia	8
Georgia	49
Idaho	20
Indiana	9
Kentucky	117
Louisiana	85
Maine	80
Maryland	138
Michigan	321
Mississippi	31
Nevada	36
New Hampshire	39
New Jersey	167
New York	385
Ohio	237
Oregon	70
Pennsylvania	349
Tennessee	47
Utah	26
Vermont	12
Virginia	132
Washington	134
West Virginia	103
Total	3,382

Our stores have the following attributes at February 28, 2004:

Attribute	Number		Percentage
Freestanding	1,806		53%
Drive through pharmacy	1,288		38%
One-hour photo development department	2,430	(1)	72%
GNC stores-within a Rite Aid-store	989		29%

(1)	1,137 of these have digital capabilities.

We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease a 100,000 square foot building near Harrisburg, Pennsylvania for use by additional administrative personnel. We lease 3,106 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

We operate the following distribution centers and overflow storage locations, which we own or lease as indicated:

Location	Owned or Leased	Approximate Square Footage
Rome, New York	Owned	291,000
Utica, New York(1)	Leased	172,000
Poca, West Virginia	Owned	264,000
Dunbar, West Virginia(1)	Leased	109,000
Perryman, Maryland	Owned	885,000
Tuscaloosa, Alabama	Owned	238,000
Cottondale, Alabama(1)	Leased	155,000
Pontiac, Michigan	Owned	362,000
Woodland, California	Owned	521,300
Woodland, California(1)	Leased	200,000
Wilsonville, Oregon	Leased	518,000
Lancaster, California	Owned	917,000

(1)	Overflow storage locations.

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

On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, under performing or otherwise deemed unsuitable. When we reduce in size, close or relocate a store, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of February 28, 2004, we have 7,669,442 square feet of excess space, of which 4,772,545 square feet was subleased.

Item 3.    Legal Proceedings

    Federal investigations

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. We are cooperating fully with the United States Attorney. We have begun settlement discussions with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against us if we enter into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on our financial condition and results of operations. We have recorded an accrual of $20.0 million in fiscal 2003 in connection with the resolution for these matters; however, we may incur charges in excess of that amount and we are unable to estimate the possible range of loss. We will continue to evaluate our estimate and to the extent that additional information arises or our strategy changes, we will adjust our accrual accordingly.

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

    Reimbursement Matters

Multiple state attorneys general are investigating us for our reimbursement practices relating to partially filled prescriptions and fully filled prescriptions that are not picked up by ordering customers. We are supplying similar information with respect to these matters to the United States Department of Justice. We believe that these investigations are similar to investigations that were, and are being, undertaken with respect to the practices of others in the retail drug industry. We also believe that our existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. We cannot, however, predict their outcomes at this time. An individual acting on behalf of the United States of America, has filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that we defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The United States Department of Justice has intervened in this lawsuit, as is its right under the law. We have reached an agreement to settle these investigations and the lawsuit filed by the private individual for $7.2 million, which is subject to court approval. We have accrued $7.2 million for this potential liability.

    Other

We, together with a significant number of major U.S. retailers, have been sued by the Lemelson Foundation in a complaint that alleges that portions of the technology included in our point-of-sale system infringe upon a patent held by the plaintiffs. The amount of damages sought is unspecified and may be material. We cannot predict the outcome of this litigation or whether it could result in a material adverse effect on our results of operations, financial conditions or cash flows.

We are subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of our management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on our financial conditions, results of operations or cash flows if decided adversely.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year covered by this report.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York and Pacific Stock Exchanges under the symbol "RAD." On April 19, 2004, we had approximately 15,421 record shareholders. Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2005 (through April 19, 2004)	First	$5.75	$5.11

2004	First	3.90	2.17
	Second	5.05	3.67
	Third	6.30	4.73
	Fourth	6.40	5.25

2003	First	4.22	3.01
	Second	3.24	1.75
	Third	2.65	1.79
	Fourth	3.05	2.02

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

We have not sold any unregistered equity securities during the period covered by this report, nor have we repurchased any equity securities during the period covered by this report.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes appearing on pages 40-79.

	Fiscal Year Ended
	February 28, 2004 (52 weeks)	March 1, 2003 (52 weeks)	March 2, 2002 (52 weeks)	March 3, 2001 (53 weeks)(1)	February 26, 2000 (52 weeks)(1)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$16,600,449	$15,791,278	$15,166,170	$14,516,865	$13,338,947
Costs and expense:
Cost of goods sold, including occupancy costs	12,568,405	12,035,537	11,697,912	11,151,490	10,213,428
Selling, general and administrative expenses	3,594,405	3,471,573	3,422,383	3,412,442	3,651,248
Stock-based compensation expense (benefit) (2)	29,821	4,806	(15,891)	45,865	(43,438)
Goodwill amortization	—	—	21,007	20,670	24,457
Store closing and impairment charges	22,466	135,328	251,617	388,078	139,448
Interest expense	313,498	330,020	396,064	649,926	542,028
Interest rate swap contracts	—	278	41,894	—	—
Loss (gain) on debt modifications and retirements, net (3)	35,315	(13,628)	221,054	100,556	—
Share of loss from equity investments	—	—	12,092	36,675	15,181

	Fiscal Year Ended
	February 28, 2004 (52 weeks)	March 1, 2003 (52 weeks)	March 2, 2002 (52 weeks)	March 3, 2001 (53 weeks)(1)	February 26, 2000 (52 weeks)(1)
	(Dollars in thousands, except per share amounts)
Loss(gain) on sale of assets and investments, net	2,023	(18,620)	(42,536)	(6,030)	(80,109)
Total cost and expenses	16,565,933	15,945,294	16,005,596	15,799,672	14,462,243

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	34,516	(154,016)	(839,426)	(1,282,807)	(1,123,296)
Income tax (benefit) expense	(48,795)	(41,940)	(11,745)	148,957	(8,375)

Income (loss) from continuing operations before cumulative effect of accounting change	83,311	(112,076)	(827,681)	(1,431,764)	(1,114,921)
Income (loss) from discontinued operations, net of income tax expense of $13,846, and $30,903	—	—	—	11,335	9,178
Loss on disposal of discontinued operations, net of income tax benefit of $734	—	—	—	(168,795)	—
Cumulative effect of accounting change, net of income tax benefit of $18,200	—	—	—	—	(27,300)
Net income (loss)	$83,311	$(112,076)	$(827,681)	$(1,589,224)	$(1,133,043)

Basic and diluted net income (loss) per share:

Income (loss) from continuing operations	$0.11	$(0.28)	$(1.82)	$(5.15)	$(4.34)
(Loss) income from discontinued operations	—	—	—	(0.50)	.04
Cumulative effect of accounting change	—	—	—	—	(0.11)
Net income (loss) per share	$0.11	$(0.28)	$(1.82)	$(5.65)	$(4.41)

Year-End Financial Position:
Working capital	$1,894,247	$1,676,889	$1,580,218	$1,955,877	$752,657
Property, plant and equipment, net	1,883,808	1,868,579	2,096,030	3,041,008	3,445,828
Total assets	6,246,679	6,133,515	6,491,759	7,913,911	9,845,566
Total debt (4)	3,891,666	3,862,628	4,056,468	5,894,548	6,612,868
Redeemable preferred stock (5)	—	19,663	19,561	19,457	19,457
Stockholders' equity (deficit)	9,264	(112,329)	9,616	(354,435)	432,509
Other Data:
Cash flows from continuing operations provided by (used in):
Operating activities	$227,515	$305,383	$16,343	$(704,554)	$(623,098)
Investing activities	(242,150)	(72,214)	342,531	677,653	(504,112)
Financing activities	(15,931)	(211,903)	(107,109)	(64,324)	905,091
Capital expenditures	267,373	116,154	187,383	141,504	641,070
Cash dividends declared per common share	$0	$0	$0	$0	$.3450
Basic weighted average shares	515,822,000	515,129,000	474,028,000	314,189,000	259,139,000
Diluted weighted average shares (6)	525,831,000	515.129,000	474,028,000	314,189,000	259,139,000
Number of retail drugstores	3,382	3,404	3,497	3,648	3,802
Number of associates	72,500	72,000	75,000	75,500	77,300

(1)	PCS was acquired on January 22, 1999. On October 2, 2000, we sold PCS. Accordingly, our Pharmacy Benefit Management ("PBM") segment was reported as a discontinued operation in the fiscal years ended March 3, 2001 and February 26, 2000.
(2)	Stock based compensation expense for the year ended February 28, 2004 was determined using the fair value method set forth in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". Stock based compensation expense (benefit) for the fiscal years ended March 1, 2003, March 2, 2002, March 3, 2001 and

February 26, 2000 was determined using the intrinsic method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".
(3)	Amounts related to the early extinguishment of debt that were previously recognized as an extraordinary item outside of results from continuing operations were reclassified as a gain or loss on debt retirements and modifications, which is a component of income or loss from continuing operations.
(4)	Total debt included capital lease obligations of $183.2 million, $176.2 million, $182.6 million, $1.1 billion, and $1.1 billion, as of February 28, 2004, March 1, 2003, March 2, 2002, March 3, 2001, and February 26, 2000, respectively.
(5)	Redeemable preferred stock was included in "Other Non-current liabilities" as of February 28, 2004.
(6)	Diluted weighted average shares for the year ended February 28, 2004 included the impact of stock options, as calculated under the treasury stock method.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for fiscal 2004 was $83.3 million, compared to a net loss of $112.1 million in fiscal 2003 and $827.7 million in fiscal 2002. Reasons for the substantial improvement in our results in fiscal 2004 are described in more detail in the Results of Operations and Liquidity and Capital Resources sections of this Item 7. However, some of the key factors that impacted this improvement are summarized as follows:

Productivity of Existing Store Base.    Our strategy is to focus on improving the productivity of our existing store base. We have focused our efforts on improving the productivity of our stores by implementing programs to drive pharmacy sales growth, improving our product categories to offer more personalized products and service to our customers, increasing our mix of private brand and generic drug sales, developing programs that are specifically directed toward improving our pharmacy service and implementing associate programs that create compensatory and other incentives for associates to provide customers with better service. We believe that our improvements in revenues, gross margin as a percentage of revenues and selling, general and administrative costs (SG&A) as a percent of revenues that are detailed in the Results of Operations section are a direct result of our success in implementing this strategy of improving the productivity of our stores, evidenced by a rise in average revenue per store from $4.3 million in fiscal 2002 to $4.9 million in fiscal 2004.

Debt Refinancing.    In fiscal 2002 and again in fiscal 2004, we took several steps to improve our leverage and extend the terms of a substantial amount of our debt. In fiscal 2004, we replaced our senior secured credit facility with a new credit facility, issued new senior notes, and repurchased portions of several existing notes prior to maturity. These activities resulted in a loss of $43.2 million related to the termination of the old senior secured credit facility and the issuance of the new senior secured credit facility, offset by net gains of $7.9 million related to the note repurchases described above. Our fiscal 2002 refinancing, extended the maturity of the majority of our debt, converted a portion of our debt to equity and rescinded purchase options on certain sale-leaseback leases, resulting in their reclassification from capital leases to operating leases. These activities resulted in aggregate charges of $221.1 million in fiscal 2002. These steps have enabled us to reduce our debt from $6.6 billion as of February 26, 2000 to $3.9 billion as of February 28, 2004, and to extend the maturity of the majority of our debt to 2008 and beyond. These transactions are discussed in more detail in the Liquidity and Capital Resources section below.

Closure of Under-Performing Stores.     We performed a rigorous review of underperforming stores, and, based on these reviews, decided to close 5, 40 and 116 stores in fiscal 2004, 2003 and 2002, respectively. As a result of these closures and our annual review of our stores' operating performance for potential impairment, we have recorded store closing and related impairment charges of $22.5 million, $135.3 million, and $251.6 million in fiscal 2004, 2003 and 2002, respectively. We believe that these closures were necessary to improve the productivity of our remaining store base and to eliminate underperforming stores. As part of our ongoing business activities, we will continue to assess stores for potential closure. There can be no assurance that other such actions may not be required in the future, or that such actions would not have a material adverse effect on our operating results for the period in which we take those actions.

Substantial Investigation Expenses.     We have incurred substantial expenses in connection with defense against litigation related to prior management's business practices and the defense of prior management. We incurred $15.1 million in fiscal 2004, $20.7 million in fiscal 2003, and $17.5 million in fiscal 2002. We expect to incur approximately $5.0 million in fiscal 2005, and expect to continue to incur significant legal and other expenses until the resolution of the U.S. Attorney's case against certain of our former executive officers and the investigation of certain other matters.

Stock-Based Compensation Expense.    We recorded stock-based compensation expense (benefit) of $29.8 million, $4.8 million and $(15.9) million in fiscal 2004, 2003, and 2002, respectively. The expense recorded in fiscal 2004 resulted primarily from the application of the fair value method of accounting for stock-based compensation expense, which we adopted as of the beginning of fiscal 2004. The expense (benefit) recorded in fiscal 2003 and 2002 resulted primarily from the impact of applying variable plan accounting to several of our stock-based compensation plans and the vesting of restricted stock grants.

Dilutive Equity Issuances.    At February 28, 2004, 516.5 million shares of common stock were outstanding and an additional 176.4 million shares of common stock were issuable related to outstanding stock options, convertible notes and preferred stock.

Our 176.4 million shares of potentially issuable common stock consist of the following:

(Shares in thousands)

Strike price	Outstanding Stock Options (a)	Convertible Notes (b)	Preferred Stock	Total
	(Shares in thousands)
$5.50 and under	52,986	—	75,964	128,950
$5.51 to $7.50	2,307	38,462	—	40,769
$7.51 and over	6,702	—	—	6,702
Total issuable shares	61,995	38,462	75,964	176,421

(a)	The exercise of these options would provide cash of $292.6 million
(b)	The conversion of these notes to equity would reduce the principal amount of debt by $250.0 million

Working Capital.    We generally finance our inventory and capital expenditure requirements with internally generated funds and borrowings under our senior credit facility. We expect to use cash from operations and, when necessary borrowings under our revolving credit facility to finance inventories and to support our continued growth. The majority of our front-end sales are in cash. Third-party payors, which typically settle in fewer than 30 days, accounted for 93.3% of our pharmacy sales and 59.3% of our revenues in fiscal 2004.

Industry Trends    We believe pharmacy sales in the United States will increase at least 30% over the next three years based on studies provided by pharmacy benefit management companies and the Congressional Budget Office. This rate of increase is lower than it has been in the past five years. The anticipated increase of 30% over the next three years is expected to be driven by the "baby boom" generation entering their fifties, the increasing life expectancy of the American population, the introduction of several new drugs, the rate of inflation and expanded consumer access to drug benefits under the recent Medicare program modifications.

The retail drugstore industry is highly competitive and has been experiencing consolidation. We believe that continued consolidation of the drugstore industry, continued new store openings, increased mandatory mail order and drug importation will further increase competitive pressures in the industry. In addition, sales of potential generic pharmaceuticals continue to grow as a percentage of total prescription drug sales, which has a dampening effect on sales growth. The growth rate of prescription drug sales has also been impacted by slower introductions of successful new prescription drugs.

The retail drugstore industry relies significantly on third party payors at an increasing rate. Third party payors, especially state sponsored Medicaid agencies, have recently evaluated and reduced certain reimbursement levels. Also, modifications to the Medicare program are being implemented that will provide discount cards to senior citizens in the near term and will expand coverage of prescription drugs. If third-party payors, including state sponsored Medicaid agencies, reduce their reimbursement levels, or if Medicare covers prescription drugs at lower reimbursement levels, sales and margins in the industry could be reduced, and the profitability of the industry could be adversely effected.

Results of Operations

Revenue and Other Operating Data

	Year Ended
	February 28, 2004 (52 Weeks)	March 1, 2003 (52 Weeks)	March 2, 2002 (52 Weeks)
	(Dollars in thousands)
Revenues	$16,600,449	$15,791,278	$15,166,170
Revenue growth	5.1%	4.1%	4.5%
Same store sales growth	5.7%	6.7%	8.3%
Pharmacy sales growth	5.8%	7.1%	9.6%
Same store pharmacy sales growth	6.4%	9.7%	11.4%
Pharmacy sales as a % of total sales	63.6%	63.2%	61.4%
Third-party sales as a % of total pharmacy sales	93.3%	92.7%	92.0%
Front-end sales growth (decline)	3.9%	(0.5)%	1.9%
Same store front-end sales growth	4.6%	1.9%	3.6%
Front-end sales as a % of total sales	36.4%	36.8%	38.6%
Store data:
Total stores (beginning of period)	3,404	3,497	3,648
New stores	2	3	7
Closed stores	(26)	(97)	(168)
Store acquisitions, net	2	1	10
Total stores (end of period)	3,382	3,404	3,497
Remodeled stores	170	138	64
Relocated stores	7	12	22

Revenues

The 5.1% growth in revenues for fiscal 2004 was driven by pharmacy sales growth of 5.8%, and front-end sales growth of 3.9%. Sales growth in both pharmacy and front end was driven by same store sales, which are discussed in more detail in the paragraphs below. We include in same store sales all stores that have been open in each comparable fiscal year. Stores in liquidation are considered closed. Relocated stores are not considered new stores in our calculation.

Fiscal 2004 pharmacy same store sales increased by 6.4%, due primarily to increases in price per prescriptions and, to a lesser extent, increases in the number of prescriptions filled. The increase in price per prescription was driven by inflation, partially offset by an increase in generic sales mix. The increase in the number of prescriptions filled was aided by prescription file purchases, a more severe flu season, and favorable industry trends. Favorable industry trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems, and the introduction of a number of successful prescription drugs. Partially offsetting increases in the number of prescriptions filled was an increase in third-party payors requiring customers to use mail order for certain prescriptions and a reduction in hormone replacement therapy and non-sedating antihistamine prescriptions.

Fiscal 2004 front-end same store sales increased 4.6%, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins and improved assortments. Also contributing to front-end same store sales increases was the switch of certain prescriptions to over-the-counter products.

Pharmacy and front-end same store sales increases in fiscal 2004 benefited from increased business in our Southern California stores, driven by the migration of customers impacted by a union strike at several grocery store chains. The union strike ended the beginning of March 2004. Early indications are we will be successful in retaining a significant amount of these customers in both the pharmacy and front-end parts of our business.

The 4.1% growth in revenues for fiscal 2003 was driven by pharmacy sales growth of 7.1%, offset slightly by a front-end sales decline of 0.5%. The decline in front-end sales was a direct result of closing 97 stores in fiscal 2003, partially offset by same store sales growth of 1.9%.

Fiscal 2003 pharmacy same store sales increased by 9.7%, due to increases in both the number of prescriptions filled and sales price per prescription. Factors contributing to our pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, our increased focus on pharmacy initiatives, such as predictive refill, and favorable industry trends. These favorable factors were partially offset by the increase in generic sales mix, a reduction in hormone replacement therapy prescriptions and the impact of a less severe flu season than in the prior year.

Fiscal 2003 front-end same store sales increased 1.9%, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins, and improved assortments.

Fiscal 2002 (52 weeks) revenues increased 4.5% over fiscal 2001 (53 weeks). Excluding the extra week, revenues would have increased 6.5%, driven by increases of 1.9% in front-end and 9.6% in pharmacy. Same store sales growth for fiscal 2002 was 8.3% (pharmacy of 11.4% and front-end of 3.6%). As fiscal 2001 was a 53 week year, same store sales are calculated by comparing the 52 week period ended March 2, 2002 with the 52 week period ended March 3, 2001.

Fiscal 2002 pharmacy sales led sales growth due to an increase in both the number of prescriptions filled (on a comparable 52-week basis) and sales price per prescription. Factors contributing to our pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, our reduced cash pricing, our increased focus on pharmacy initiatives, such as predictive refill, and favorable industry trends.

Front-end fiscal 2002 sales also increased. The increase was primarily a result of increased sales volume due to improved assortments, lower prices on key items and distributing a nationwide weekly advertising circular.

Costs and Expenses

	Year Ended
	February 28, 2004 (52 Weeks)	March 1, 2003 (52 Weeks)	March 2, 2002 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold, including occupancy costs	$12,568,405	$12,035,537	$11,697,912
Gross profit	$4,032,044	$3,755,741	$3,468,258
Gross margin	24.3%	23.8%	22.9%
Selling, general and administrative expenses	$3,594,405	$3,471,573	$3,422,383
Selling, general and administrative expenses as a percentage of revenues	21.7%	22.0%	22.6%
Stock-based compensation expense (benefit)	$29,821	$4,806	$(15,891)
Goodwill amortization	—	—	21,007
Store closing and impairment charges	22,466	135,328	251,617
Interest expense	313,498	330,020	396,064
Interest rate swap contracts	—	278	41,894
Loss (gain) on debt modifications and retirements, net	35,315	(13,628)	221,054
Share of loss from equity investments	—	—	12,092
Loss (gain) on sale of assets and investments, net	2,023	(18,620)	(42,536)

Cost of Goods Sold

Gross margin was 24.3% for fiscal 2004 compared to 23.8% in fiscal 2003. Gross margin was positively impacted by improvements in both pharmacy and front-end margin. Improvement in pharmacy margin was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements, partially offset by lower reimbursement rates. Front-end gross margin improved due to more efficient promotional markdowns and lower inventory costs due to improvements in purchasing. Overall gross margin was negatively impacted by an increase in pharmacy sales mix. Gross margin was also positively impacted by lower occupancy and depreciation and amortization charges and lower LIFO related charges.

Gross margin was 23.8% for fiscal 2003 compared to 22.9% in fiscal 2002. Gross margin was positively impacted by improvements in both pharmacy and front-end margin. Improvement in pharmacy margin was driven by improved generic product mix and improved third party reimbursements. Front-end gross margin improved due to more efficient promotional markdowns. Overall gross margin was negatively impacted by an increase in pharmacy sales mix. Gross margin was also positively impacted by a decrease in the LIFO provision due to a lower rate of inflation and lower occupancy and depreciation and amortization charges.

We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO charge was $19.9 million in fiscal 2004, $19.7 million in fiscal 2003, and $69.3 million in fiscal 2002.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses ("SG&A") for fiscal 2004 was 21.7% as a percentage of revenues, compared to 22.0% for fiscal 2003. SG&A expenses for fiscal 2004 include $15.1 million incurred primarily to defend against litigation related to prior management's business practices and to defend prior management. Offsetting these charges are credits of $20.7 million related to favorable litigation settlements.

SG&A expenses for fiscal 2003 includes $20.7 million incurred primarily to defend against litigation related to prior management's business practices and to defend prior management. SG&A for fiscal 2003 also includes a charge of $20.0 million for an investigation by the United States Attorney into various matters related to former management, a credit of $10.9 million related to favorable litigation settlements and a credit of $27.7 million related to the elimination of severance liabilities for former executives.

After considering the items described in the previous paragraphs, SG&A was lower in fiscal 2004 than fiscal 2003 due to decreased depreciation and amortization charges resulting from certain store equipment and intangible assets becoming completely depreciated and amortized, reduction in professional fees and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs.

Total SG&A expenses for fiscal 2003 were 22.0% as a percentage of revenues, compared to 22.6% for fiscal 2002. SG&A expenses for fiscal 2002 included $17.5 incurred to defend against litigation related to prior management's business practices and to defend prior management and a charge of $8.8 million to terminate an exclusivity contract with a certain vendor. Offsetting these items were net receipts of $32.0 million related to litigation and $7.1 million of expense reduction resulting primarily from senior executives releasing their rights to their non-qualified defined benefit arrangements.

After considering the items described in the previous paragraphs, SG&A was lower in fiscal 2003 than fiscal 2002 due to decreased depreciation and amortization charges resulting from certain store equipment and intangible assets becoming completely depreciated and amortized, reduced professional fees and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
	(Dollars in thousands)
Impairment charges	$24,914	$69,508	$157,962
Store and equipment lease exit (credits) charges	(2,448)	65,820	93,303
Impairment of investments	—	—	352
	$22,466	$135,328	$251,617

Impairment Charges

In fiscal 2004, 2003 and 2002, store closing and impairment charges include non-cash charges of $24.9 million, $69.5 million and $158.0 million, respectively, for the impairment of long-lived assets

(including allocable goodwill for fiscal 2002) at 208, 262 and 365 stores, respectively. These amounts include the write-down of long-lived assets to estimated fair value at stores that were assessed for impairment as part of our on-going review of the performance of our stores or management's intention to relocate or close the store.

Store and Equipment Lease Exit (Credits) Charges

In fiscal 2004, 2003 and 2002, we recorded charges for 5, 40 and 116 stores, respectively, to be closed or relocated under long-term leases. Effective January 1, 2003, charges to close a store, which principally consist of lease termination costs, were recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities." Prior to January 1, 2003, charges incurred to close a store were recorded at the time management committed to closing the store. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The effect of adjustments to the risk-free rate of interest and the reversal of reserves established for stores that were previously committed for closure by management, but ultimately were not closed, resulted in a net credit for fiscal 2004.

Interest Expense

Interest expense was $313.5 million in fiscal 2004 compared to $330.0 million in fiscal 2003. Interest expense for fiscal 2004 decreased from fiscal 2003 due to a decrease in debt issue cost amortization and the reclassification of closed store interest expense, which, pursuant to SFAS No. 146, is classified as a component of store closing and impairment charges.

Interest expense was $330.0 million in fiscal 2003 compared to $396.1 million in fiscal 2002. Interest expense for fiscal 2003 decreased from fiscal 2002 due to the reduction of debt resulting from the retirement and repurchase of certain notes, and a reduction in LIBOR rates, which reduced our interest rate on the senior secured credit facility.

The annual weighted average interest rates on our indebtedness in fiscal 2004, fiscal 2003 and fiscal 2002 were 6.8%, 7.3%, and 8.2% respectively.

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

Income Taxes

Tax benefits of $48.8 million, $41.9 million and $11.7 million have been recorded for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The fiscal 2004 benefit is comprised of a federal tax benefit of $54.6 million offset by a state tax expense of $5.8 million. The federal benefit is related to the conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000, representing recoverable federal and state income taxes and interest, as well as a reduction of previously recorded liabilities. The state tax expense of $5.8 million is the result of the provision from operations for state income taxes for which the use of net operating losses were temporarily suspended by certain jurisdictions. The fiscal 2003 benefit resulted primarily from the federal tax law change, enacted on March 9, 2002, which increased the carryback period of net operating losses incurred in fiscal 2001 and 2002 from two years to five. The fiscal 2002 benefit is primarily due to the favorable outcome of federal income tax litigation. The benefit of the net operating loss carryforwards ("NOLs") and net deferred tax assets generated in each period have been fully offset by a valuation allowance as a result of management's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. We regularly review our deferred tax assets for recoverability considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If and when our operations in some jurisdictions were to become sufficiently profitable to recover previously reserved deferred tax assets, we would reduce all or a portion of the applicable valuation allowance in the period that such determination is made. This would result in an increase to reported earnings in such period.

We have undergone an ownership change for statutory tax purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. We believe that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

During fiscal 2003, we received federal income tax refunds in the amount of $68.7 million based on the favorable outcome of federal income tax litigation and tax law changes permitting the five-year carryback of NOLs.

Liquidity and Capital Resources

General

We have three primary sources of liquidity: (i) cash equivalent investments, (ii) cash provided by operations and (iii) the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, to provide funds for capital expenditures, including prescription file purchases, and to provide funds for repurchases of our publicly traded debt.

Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable, inventory and prescription files. On February 28, 2004, we had $584.8 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $115.2 million.

2004 Transactions

On May 28, 2003, we replaced our senior secured credit facility with a new senior secured credit facility. The new facility consists of a $1.15 billion term loan and a $700.0 million revolving credit facility which will mature on April 30, 2008. The proceeds of the loans made on the closing of the new credit facility were, among other things, used to repay the outstanding amounts under the old facility and to purchase the land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement. On August 4, 2003, we amended and restated the senior secured credit facility, which reduced the interest rate on term loan borrowings under the senior secured credit facility by 50 basis points.

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

The new senior secured credit facility allows for the issuance of up to $150.0 million in additional term loans or additional revolver availability. We may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided we are not in default of any terms of the facility, nor are in violation of any financial covenants. The new senior secured credit facility allows us to have outstanding, at any time, up to $1.0 billion in secured debt in addition to the senior secured credit facility. Accordingly, at February 28, 2004, the remaining additional permitted secured debt under the new senior credit facility is $198.0 million. We have the ability to incur an unlimited amount of unsecured debt, if the terms of such unsecured indebtedness comply with certain terms set forth in the credit agreement and subject to our compliance with certain financial covenants. If we issue unsecured debt that does not meet the credit agreement restrictions, it reduces the amount of available permitted secured debt. The new senior secured credit facility also allows for the repurchase of any debt with a maturity prior to April 30, 2008, and for a limited amount of debt with a maturity after April 30, 2008, based upon outstanding borrowings under the revolving credit facility and available cash at the time of the repurchase.

The new senior secured credit facility contains customary covenants, which place restrictions on incurrence of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The new senior secured credit facility also requires us to meet various financial ratios and limits capital expenditures. For the twelve months ending February 26, 2005, the covenants require us to maintain a maximum leverage ratio of 6.05:1. Subsequent to February 26, 2005, the ratio gradually decreases to 3.8:1 for the twelve months ending March 1, 2008. We must also maintain a minimum interest coverage ratio of 2.05:1 for the twelve months ending February 26, 2005. Subsequent to February 26, 2005, the ratio gradually increases to 3.25:1 for the twelve months ending March 1, 2008. In addition, we must maintain a minimum fixed charge ratio of 1.10:1 for the twelve months ending February 26, 2005. Subsequent to February 26, 2005, the ratio gradually increases to 1.25:1 for the twelve months ending March 1, 2008. Capital expenditures are limited to $386.1 million for the fiscal year ending February 26, 2005, with the allowable amount increasing in subsequent years.

We were in compliance with the covenants of the new senior secured credit facility and our other debt instruments as of February 28, 2004. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt covenants.

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

On October 1, 2003, we paid, at maturity, our remaining outstanding balance of $58.1 million on the 6.0% dealer remarketable securities.

In May 2003, we issued $150.0 million aggregate principal amount of 9.25% senior notes due 2013. These notes are unsecured and effectively subordinate to our secured debt. The indenture governing the 9.25% senior notes contains customary covenant provisions that, amount other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale lease-back transactions.

In April 2003, we issued $360.0 million aggregate principal amount of 8.125% senior secured notes due 2010. The notes are unsecured, unsubordinated obligations to Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our new senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of our 12.5% senior notes and our 9.5% senior secured notes, granted by subsidiary guarantors on all of their assets that secure the obligations under the new senior secured credit facility, subject to certain exceptions. The indenture governing the 8.125% senior secured notes contains customary covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sales lease-back transactions.

During fiscal 2004 we repurchased the following securities (in thousands):

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

2003 Transactions

In February 2003, we issued $300.0 million aggregate principal amount of 9.5% senior secured notes due 2011. The notes are unsecured, unsubordinated obligations to Rite Aid Corporation, and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our new senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of our 12.5% senior notes and our 8.125% senior secured notes, granted by subsidiary guarantors on all of their assets that secure the obligations under the new senior secured credit facility, subject to certain exceptions. The indenture governing the 9.5% senior secured notes contains customary covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sales lease-back transactions.

We retired $150.5 million of our 5.25% convertible subordinated notes due 2002 and $20.9 million of our 10.5% senior secured notes due 2002 at maturity in fiscal 2003. In addition, we repurchased $25.4 million of our 6.0% dealer remarketable securities, $118.6 million of our 6.0% fixed rate senior notes due 2005 and $15.0 million of our 7.125% notes due 2007 during fiscal 2003. The fiscal 2003 transactions resulted in a gain of $13.6 million.

2002 Refinancing and Other Transactions

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

Senior Secured Credit Facility:    We entered into a new $1.9 billion syndicated senior secured credit facility. The new facility matured on June 27, 2005 unless more than $20.0 million of our 7.625% senior notes due April 15, 2005 were outstanding on December 31, 2004, in which event the maturity date was March 15, 2005. The new facility consisted of a $1.4 billion term loan facility and a $500.0 million revolving credit facility. The term loan was used to prepay various outstanding debt balances. This facility was repaid and replaced with our new senior secured credit facility on May 28, 2003, as described above.

High Yield Notes:    We issued $150.0 million of 11.25% senior notes due July 2008. These notes are unsecured and are effectively subordinate to our secured debt.

Debt for Debt Exchange:    We exchanged $152.0 million of our existing 10.50% senior secured notes for an equal principal amount of 12.50% senior secured notes due September 15, 2006. The 12.50% notes are secured by a second priority lien on the collateral of the senior secured credit facility. In addition, holders of these notes received warrants to purchase 3.0 million shares of our common stock at $6.00 per share. On June 29, 2001, the warrant holders elected to exercise these warrants, on a cashless basis and as a result 1.0 million shares of common stock were issued.

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

Debt Repurchases:    We repurchased $24.2 million of our 6.0% dealer remarketable securities due 2003, $1.0 million of our 10.50% notes due 2002 and $1.5 million of our 5.25% convertible subordinated notes due 2002 during fiscal 2002.

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

Impact on Results of Operations for Fiscal 2002:    As a result of the fiscal 2002 refinancing, we: i) recognized a loss of $66.6 million related to the early retirement of debt; ii) recognized a loss of $21.8 million related to debt and lease conversions and modifications and iii) recognized a charge of $132.7 million related to debt for equity exchanges.

    Other Transactions

On December 22, 2003, we entered into a contract with McKesson, the supplier of our pharmaceutical products. The terms of the contract require that McKesson serve as our supplier through March 2009. In exchange for better pricing, we agreed to reduce the payment terms under the McKesson contract by five calendar days. This change in payment terms will not have a significant impact on our liquidity or working capital.

    Other

As of February 28, 2004, the company had no material off balance sheet arrangements.

The following table details the maturities of our indebtedness and lease financing obligations as of February 28, 2004, as well as other contractual cash obligations and commitments.

Contractual Obligations and Commitments

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt	$11,145	$856,783	$1,416,545	$1,424,024	$3,708,497
Capital lease obligations	12,831	16,972	17,350	136,016	183,169
Operating leases	543,922	997,562	870,800	3,521,944	5,934,228
Open purchase orders	265,676	—	—	—	265,676
Other, primarily self-insurance and retirement plan obligations	121,692	154,463	23,870	51,929	351,954
Total contractual cash obligations	$955,266	$2,025,780	$2,328,565	$5,133,913	$10,443,524
Commitments
Lease guarantees	20,480	36,340	34,438	146,928	238,186
Outstanding letters of credit	115,196	—	—	—	115,196
Total commitments	$135,676	$36,340	$34,438	$146,928	$353,382

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Cash provided by operations was $227.5 million in fiscal 2004. Cash was provided primarily through improved operating results, which more than offset $295.4 million in interest payments and increases in accounts receivable and inventory.

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

Cash used in investing activities was $242.2 million in fiscal 2004. Cash of $106.9 million was used to purchase land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement. Cash of $143.8 million was used for the purchase of other fixed assets and cash of $16.7 million was used for the purchase of prescription files. Cash of $25.2 million was provided by the disposition of fixed assets and other investments.

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

Cash used in financing activities was $15.9 million in fiscal 2004. Cash usage related to the change in our credit facility, the early redemption of several bonds and payments on certain bonds at maturity was largely offset by proceeds from bond issuances.

Cash used in financing activities was $211.9 million in fiscal 2003. The cash used consisted of the repayments of long term debt and deferred financing fees, offset with proceeds from the issuance of bonds.

Cash used in financing activities was $107.1 million for fiscal 2002. The cash used consisted of repayments of long-term debt of $2.3 billion and payments of deferred financing costs of $83.1 million, offset with new borrowing of $1.4 billion, bond proceeds of $392.5 million and $530.6 million of proceeds from the issuance of common stock.

Capital Expenditures

We plan to make total capital expenditures of approximately $300 million to $350 million during fiscal 2005, consisting of approximately $200 to $230 million related to new store construction, store relocation and store remodel projects, $70 to $80 million related to technology enhancements, improvements to distribution centers, and other corporate requirements, and $30 to $40 million related to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured facility.

We have resumed the activities of a new store and store relocation program. Initially, the program will start out slowly and will not have a significant impact on operating results or the profile of our store base. In fiscal 2005, our goal is to open or relocate between 40 and 50 stores by the end of fiscal 2005 and an additional 100 stores by the end of fiscal 2006. Approximately 50% of the stores will be relocated stores and the remaining 50% will be new stores. The program is focused on our strongest existing markets. It also includes a significant number of remodels. We believe that this program over the longer term, along with the execution of the near term strategy of improving store productivity, will continue to increase our sales and operating profits.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with cash equivalent investments and available borrowings under the senior credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales may require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents, if required.

Recent Accounting Pronouncements

We have several stock option plans. Prior to fiscal 2004, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003 we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". Under the modified prospective method of adoption selected by us under the provision of SFAS No. 148, "Accounting for Stock Based Compensation — Transition and Disclosure", compensation cost recognized in fiscal 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior periods have not been restated.

In May 2003, the Financial Accounting Standards Board ("FSAB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity." SFAS No. 150 requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. SFAS No. 150 is effective, except for certain provisions that have been deferred, for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted the classification and disclosure provisions of SFAS No. 150. As a result of the adoption of SFAS No. 150, our redeemable preferred stock balance of $19.8 million is included in "Other Non-Current Liabilities" as of February 28, 2004. We have not adopted the measurement provisions of SFAS No. 150 as those provisions have been deferred indefinitely. The measurement provisions, if and when they are required to be adopted, are not anticipated to have a material impact on our financial position or results of operations.

In January of 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting or similar rights. An entity that consolidates a variable interest entity is the primary beneficiary of the entity's activities. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and required application in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial position or results of operations. In December of 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for variable interest entities until the end of the first reporting period that ends after March 15, 2004. FIN 46R applies to our financial statements for the period ending May 29, 2004. We do not believe the adoption of FIN 46R will have a material impact on our financial position or results of operations.

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

The following critical accounting policies require the use of significant judgements and estimates by management:

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

Impairment:    We evaluate long-lived assets, including stores and excluding goodwill, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated by the store, and comparing this amount to the carrying value of the store's assets. Cash flows are calculated utilizing individual store forecasts and total Company projections for the remaining estimated lease lives of the stores being analyzed. Should actual results differ from those forecasted and projected, we may incur future impairment charges related to these facilities.

Goodwill Impairment:    As disclosed in the consolidated financial statements, we have unamortized goodwill in the amount of $684.5 million. In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our test as of February 28, 2004, resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our company. Inherent in such fair value determinations are certain judgements and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

Self insurance liabilities:    We record estimates for self-insured medical, dental, worker's compensation and general liability insurance coverage with assistance from actuaries. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient, and additional expense may be recorded.

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

The accumulated benefit obligation of the defined benefit plans is a discounted amount calculated using the market interest rates described above. Market interest rates at the end of fiscal 2004 are at historically low levels. Accordingly, we believe the market interest rates will not significantly decrease further. An increase in the market interest rates, assuming no other changes in the estimates, reduces the amount of the accumulated benefit obligation and the related required expense.

Lease exit liabilities:    We record reserves for closed stores based on future lease commitments, anticipated ancillary occupancy costs, anticipated future subleases of properties and current risk free interest rates. If interest rates or the real estate leasing markets change, reserves may be increased or decreased.

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

Factors Affecting our Future Prospects

Risks Related to Our Financial Condition

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

We had, as of February 28, 2004, $3.9 billion of outstanding indebtedness and stockholders' equity of $9.3 million. We also had additional borrowing capacity under our revolving credit facility of $584.8 million at that time, net of outstanding letters of credit of $115.2 million. Our debt obligations adversely affect our operations in a number of ways and while we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal year 2005, there can be no assurance that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt. Our earnings were insufficient to cover our fixed charges for fiscal 2004 by $2.7 million.

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

Our ability to make payments on our debt depends upon our ability to substantially improve our operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If our cash flow from our operating activities is insufficient, we may take certain actions, including delaying or reducing capital or other expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. We may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to earn enough to pay our debts or to successfully undertake any of these actions could have a material adverse effect on us.

Some of our debt, including borrowings under our senior credit facility, is based upon variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Approximately $1.15 billion of our outstanding indebtedness as of February 28, 2004 bears an interest rate that varies depending upon LIBOR. If we borrow additional amounts under our senior credit facility, the interest rate on those borrowings will vary depending upon LIBOR. If LIBOR rises, the interest rates on this outstanding debt will also increase. Therefore an increase in LIBOR would increase our interest payment obligations under these outstanding loans and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest.

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

If we obtain modifications of our agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs. In fiscal 2004, 2003, 2002 and 2001, we modified certain covenants contained in our then existing senior credit facility and loan agreements. In fiscal 2000, we obtained waivers of compliance contained in our then existing credit facilities and public indentures. In connection with obtaining these modifications and waivers, we paid significant fees and transaction costs.

Our new store development program requires entering into construction and development commitments and occasionally purchasing land that will not be utilized for several years which may limit our financial flexibility.

Construction and development commitments are entered into as part of our new store development program that must be completed. Also, capital expenditures are occasionally made for land that may not be used for several years. If there are significant negative economic or competitive developments, these commitments must still be met. Further, the net book value of the purchased land may not be realizable.

Risks Related to Our Operations

We need to continue to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot continue to effectively implement our business strategy or if our strategy is negatively affected by general economic conditions.

Although we have had significant improvement in the sales productivity of our store base, we have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores is important to achieving profitability and continuing to improve operating cash flow. If we are not successful in implementing our strategy, or if our strategy is not effective, we may not be able to continue to improve our operations. In addition, any adverse change in general economic conditions can adversely affect consumer buying practices and reduce our sales of front-end products, which are our higher margin products, and cause a proportionately greater decrease in our profitability. Failure to continue to improve operations or a decline in general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

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

There are currently pending both civil and criminal governmental investigations by the United States Attorney involving matters related to prior management's business practices. Settlement discussions have begun with the United States Attorney of the Middle District of Pennsylvania, who has proposed that the government would not institute any criminal proceeding against us if we enter into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on our financial condition and results of operations. We recorded an accrual of $20.0 million in fiscal 2003 in connection with the resolution of these matters; however, we may incur charges in excess of that amount and we are unable to estimate the possible range of loss. We will continue to evaluate our estimate and to the extent that additional information arises or our strategy changes, we will adjust our accrual accordingly.

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

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in this relationship may have a negative effect on our results of operations, financial condition and cash flow.

We obtain approximately 90% of the dollar value of our prescription drugs from a single supplier, McKesson, pursuant to a contract that runs through March 2009. Pharmacy sales represented approximately 63.6% of our total sales during fiscal 2004, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson may temporarily make it difficult for us to continue to operate our business, until we found a replacement supplier, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the general instability in the Middle East and the threat of other attacks or acts of war in the United States and abroad may adversely affect the markets in which we operate, our operations and our profitability.

The attacks of September 11, 2001 and subsequent events, have caused instability in the United States and other financial markets and have led, and may continue to lead to, further armed hostilities, prolonged military action in Iraq, or further acts of terrorism in the United States or abroad, which could cause further instability in financial markets and reduced consumer confidence. The threat of terrorist attacks, and other related developments may adversely affect prevailing economic conditions, resulting in reduced consumer spending and reduced sales in our stores. These developments will subject us to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

Risks Related to Our Industry

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, dollar stores, mail order pharmacies and drug importation. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of customers. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. As competition increases, a significant increase in general pricing pressures could occur, which would require us to increase our sales volume and to sell higher margin products and services in order to remain competitive. We cannot assure you that we will be able to continue effectively to compete in our markets or increase our sales volume in response to further increased competition.

Changes in third-party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on our business.

Sales of prescription drugs, as a percentage of sales, and the percentage of prescription sales reimbursed by third parties, have been increasing and we expect them to continue to increase. In fiscal 2004, sales of prescription drugs represented 63.6% of our sales and 93.3% of all of the prescription drugs that we sold were with third party payors. During fiscal 2004, the top five third-party payors accounted for approximately 30% of our total sales. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations. Also, these third-party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, the passing in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act will grant a prescription drug benefit to participants. As a result of this benefit, we may be reimbursed for some prescription drugs at prices lower than our current reimbursement levels. In fiscal 2004, approximately 11.3% of our revenues were from state sponsored Medicaid agencies. There have been a number of recent proposals and enactments by various states to reduce Medicaid reimbursement levels in response to budget problems, some of which propose to reduce reimbursement levels in the applicable states significantly, and we expect other similar proposals in the future. If third-party payors reduce their reimbursement levels or if Medicare or state Medicaid programs cover prescription drugs at lower reimbursement levels, our margins on these sales would be reduced, and the profitability of our business and our results of operations, financial condition or cash flows could be adversely affected.

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

There is a nationwide shortage of qualified pharmacists. In response, we have implemented improved competitive benefits and training programs in order to attract, hire and retain qualified pharmacists. We have also expanded our pharmacist recruiting efforts, through an increase in the number of recruiters, a succesful pharmacist intern program and improved relations with pharmacy schools. However, we may not be able to attract, hire and retain enough qualified pharmacists. This could adversely affect our operations.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 28, 2004.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at February 28, 2004
Long-term debt, Including current portion
Fixed rate	$2,520	$236,474	$594,434	$915	300,130	1,424,024	2,558,497	2,640,995
Average Interest Rate	11.51%	7.36%	7.51%	8.00%	8.69%	8.20%	8.02%
Variable Rate	8,625	14,375	11,500	11,500	1,104,000	—	1,150,000	1,150,000
Average Interest Rate	4.10%	4.10%	4.10%	4.10%	4.10%		4.10%

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

The ratings on the new senior secured credit facility as of April 19, 2004 were BB by Standard & Poor's and Ba3 by Moody's. The interest rate on the variable-rate borrowings on this facility are LIBOR plus 3.00% for the term loan and 3.50% for the revolving credit facility.

Downgrades of our credit ratings could have an impact upon the rate on the borrowings under these credit facilities.

Changes in one month LIBOR affect our cost of borrowings because the interest rate on our variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 10% (approximately 11 basis points) as compared to the LIBOR rate of 1.10% as of February 28, 2004 our annual interest expense would change by approximately $1.3 million based upon our variable-rate debt outstanding of approximately $1,150.0 million on February 28, 2004.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on each evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes In Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

We intend to file with the Securities and Exchange Commission a definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be held on June 24, 2004, pursuant to Regulation 14A not later than 120 days after February 28, 2004. The information called for by these Items 10, 11, 12, 13 and 14 are incorporated by reference to that proxy statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The consolidated financial statements of the Company and report of independent auditors identified in the following index are incorporated by reference into this report from the individual pages filed as a part of this report:

1.    Financial Statements

The following financial statements and report of independent auditors are included herein:

2.    Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(b) The Company filed a current report on Form 8-K/A with the Securities and Exchange Commission on January 6, 2004 (as to Item 5 only).

(c) Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q, filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller dated as of December 5, 1999*	Exhibit 10.1 to Form 8-K, filed on January 18, 2000
10.5	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of May 7, 2001*	Exhibit 10.9 to Form 10-K, filed on May 21, 2001
10.6	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.7	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000

Exhibit Numbers	Description	Incorporation By Reference To
10.8	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.9	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K, filed on May 21, 2001
10.10	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, filed on October 7, 2003
10.11	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.12	Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of December 5, 1999*	Exhibit 10.4 to Form 8-K, filed on January 18, 2000
10.13	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and John T. Standley*	Exhibit 4.34 to Form 8-K, filed on January 18, 2000
10.14	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.15	Rite Aid Corporation Special Executive Retirement Plan*	Filed herewith
10.16	Employment Agreement by and between Rite Aid Corporation and Christopher Hall, dated as of January 26, 2000*	Exhibit 10.48 to Form 10-K, filed on May 21, 2001
10.17	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.18	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2003
11	Statement regarding computation of earnings per share (see note 4 to the consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Auditors	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries as of February 28, 2004 and March 1, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 28, 2004. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries at February 28, 2004 and March 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" effective March 2, 2003 and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, effective March 4, 2001. Also, as discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective March 3, 2002.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 23, 2004

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 28, 2004	March 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$334,755	$365,321
Accounts receivable, net	670,004	575,518
Inventories, net	2,223,171	2,195,030
Prepaid expenses and other current assets	150,067	108,018
Total current assets	3,377,997	3,243,887
Property, plant and equipment, net	1,883,808	1,868,579
Goodwill	684,535	684,535
Other intangibles, net	176,672	199,768
Other assets	123,667	136,746
Total assets	$6,246,679	$6,133,515

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term debt and current maturities of convertible notes, long-term debt and lease financing obligations	$23,976	$103,715
Accounts payable	758,290	755,284
Accrued salaries, wages and other current liabilities	701,484	707,999
Total current liabilities	1,483,750	1,566,998
Convertible notes	246,000	244,500
Long-term debt, less current maturities	3,451,352	3,345,365
Lease financing obligations, less current maturities	170,338	169,048
Other noncurrent liabilities	885,975	900,270
Total liabilities	6,237,415	6,226,181
Commitments and contingencies	—	—
Redeemable preferred stock	—	19,663
Stockholders' equity (deficit):
Preferred stock, par value $1 per share; liquidation value $100 per share; 20,000 shares authorized; shares issued — 4,178 and 3,937	417,803	393,705
Common stock, par value $1 per share; 1,000,000 shares authorized; shares issued and outstanding 516,496 and 515,115	516,496	515,115
Additional paid-in capital	3,133,277	3,119,619
Accumulated deficit	(4,035,433)	(4,118,119)
Stock based and deferred compensation	—	5,369
Accumulated other comprehensive loss	(22,879)	(28,018)
Total stockholders' equity (deficit)	9,264	(112,329)
Total liabilities and stockholders' equity (deficit)	$6,246,679	$6,133,515

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Revenues	$16,600,449	$15,791,278	$15,166,170
Costs and expenses:
Cost of goods sold, including occupancy costs	12,568,405	12,035,537	11,697,912
Selling, general and administrative expenses	3,594,405	3,471,573	3,422,383
Stock-based compensation expense (benefit)	29,821	4,806	(15,891)
Goodwill amortization	—	—	21,007
Store closing and impairment charges	22,466	135,328	251,617
Interest expense	313,498	330,020	396,064
Interest rate swap contracts	—	278	41,894
Loss (gain) on debt modifications and retirements, net	35,315	(13,628)	221,054
Share of loss from equity investments	—	—	12,092
Loss (gain) on sale of assets and investments, net	2,023	(18,620)	(42,536)
	16,565,933	15,945,294	16,005,596
Income (loss) before income taxes	34,516	(154,016)	(839,426)
Income tax benefit	(48,795)	(41,940)	(11,745)
Net income (loss)	$83,311	$(112,076)	$(827,681)
Computation of income (loss) applicable to common stockholders:
Net income (loss)	$83,311	$(112,076)	$(827,681)
Accretion of redeemable preferred stock	(102)	(102)	(104)
Preferred stock beneficial conversion	(625)	—	(6,406)
Cumulative preferred stock dividends	(24,098)	(32,201)	(27,530)
Net income (loss) applicable to common stockholders	$58,486	$(144,379)	$(861,721)
Basic and diluted income (loss) per share:
Net income (loss) per share	$0.11	$(0.28)	$(1.82)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002
(In thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Based and Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance March 4, 2001	3,340	$333,974	348,055	$348,055	$2,065,301	$(3,171,956)	$19,782	$50,409	$(354,435)
Net loss						(827,681)			(827,681)
Other comprehensive income (loss):
Sale of investment in AdvancePCS								(51,031)	(51,031)
Cash flow hedge transition liability adjustment								(29,010)	(29,010)
Cash flow hedge market value adjustment								(2,037)	(2,037)
Elimination of cash flow hedge accounting								31,047	31,047
Minimum pension liability adjustment								(12,633)	(12,633)
Comprehensive loss									(891,345)
Bond conversions			86,386	86,386	649,797				736,183
Issuance of common stock			80,083	80,083	448,321				528,404
Issuance of common stock warrants			982	982	8,018				9,000
Preferred stock beneficial conversion		(6,406)			6,406				—
Accretion of convertible preferred stock		6,406				(6,406)			—
Exchange of preferred shares (Series D for Series B)	—-	—-							—
Stock grants			88	88	659		8,388		9,135
Deferred compensation plans							(27,771)		(27,771)
Stock options exercised			421	421	1,764				2,185
Issuance of common stock for services			331	331	1,787				2,118
Stock forfeitures			(1,210)	(1,210)	(3,423)		64		(4,569)
Dividends on preferred stock	275	27,530			(27,530)				—
Increase resulting from sale of stock by equity method investee					711				711
Balance March 2, 2002	3,615	$361,504	515,136	$515,136	$3,151,811	$(4,006,043)	$463	$(13,255)	$9,616
Net loss						(112,076)			(112,076)
Other comprehensive loss:
Minimum pension liability adjustment								(14,763)	(14,763)
Comprehensive loss									(126,839)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Based and Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Stock forfeitures	—-	—-	(122)	(122)	(169)		16		(275)
Deferred compensation plans							$4,890		$4,890
Stock options exercised			101	101	178				279
Dividends on preferred stock	322	32,201			(32,201)				—
Balance March 1, 2003	3,937	$393,705	515,115	$515,115	$3,119,619	$(4,118,119)	$5,369	$(28,018)	$(112,329)
Net income						83,311			83,311
Other comprehensive income:
Minimum pension liability adjustment								5,139	5,139
Comprehensive income									88,450

Stock forfeitures			(68)	(68)	(151)				(219)
Issuance of restricted stock			185	185	(185)				—
Amortization of restricted stock balance					693				693
Adoption of SFAS No. 123					5,369		(5,369)		—
SFAS No. 123 option expense					29,128				29,128
Preferred stock beneficial conversion		(625)			625				—
Accretion of convertible preferred stock		625				(625)			—
Stock options exercised			1,264	1,264	2,277				3,541
Dividends on preferred stock	241	24,098			(24,098)				—
Balance February 28, 2004	4,178	$417,803	516,496	$516,496	$3,133,277	$(4,035,433)	$—-	$(22,879)	$9,264

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Operating Activities:
Net income (loss)	$83,311	$(112,076)	$(827,681)
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	264,288	285,334	349,840
Store closings and impairment loss	22,466	135,328	251,617
Interest rate swap contracts	—	278	41,894
Loss (gain) on sale of assets and investments, net	2,023	(18,620)	(42,536)
Stock-based compensation expense (benefit)	29,821	4,806	(15,891)
Loss (gain) on debt modifications and retirements, net	35,315	(13,628)	221,054
Changes in operating assets and liabilities:
Accounts receivable	(94,486)	14,803	(69,004)
Inventories	(48,014)	40,555	112,649
Income taxes receivable/payable	(61,209)	24,018	(14,635)
Accounts payable	(17,162)	(62,314)	(5,004)
Other assets and liabilities, net	11,162	6,899	14,040
Net cash provided by operating activities	227,515	305,383	16,343
Investing Activities:
Expenditures for property, plant and equipment	(250,668)	(104,507)	(175,183)
Intangible assets acquired	(16,705)	(11,647)	(12,200)
Proceeds from the sale of AdvancePCS securities and notes	—	—	484,214
Proceeds from dispositions	25,223	43,940	45,700
Net cash (used in) provided by investing activities	(242,150)	(72,214)	342,531
Financing activities:
Net proceeds from the issuance of long-term debt	—	—	1,378,462
Net change in bank credit facilities	(222,500)	(5,962)	—
Proceeds from the issuance of bonds	502,950	300,000	392,500
Principal payments on long-term debt	(264,324)	(477,466)	(2,277,431)
Change in zero balance cash account	(4,613)	(12,936)	(48,131)
Net proceeds from the issuance of common stock	3,541	279	530,589
Deferred financing costs paid	(30,985)	(15,818)	(83,098)
Net cash used in financing activities	(15,931)	(211,903)	(107,109)
Increase (decrease) in cash and cash equivalents	(30,566)	21,266	251,765
Cash and cash equivalents, beginning of year	365,321	344,055	92,290
Cash and cash equivalents, end of year	$334,755	$365,321	$344,055

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Description of Business

The Company is a Delaware corporation and through its wholly-owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 3,382 stores in operation as of February 28, 2004. The Company's drugstores' primary business is pharmacy services. It also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

The Company's operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Pharmacy sales	$10,517,703	$9,936,647	$9,278,325
Front-end sales	6,018,942	5,794,705	5,824,192
Other revenue	63,804	59,926	63,653
	$16,600,449	$15,791,278	$15,166,170

Fiscal Year

The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002 included 52 weeks.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to current year classifications, including the impact of reclassifying amounts related to the early extinguishment of debt from extraordinary items to operations as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 145.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

Inventories

Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories. At February 28, 2004 and March 1, 2003, inventories were $490,336 and $470,464, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The LIFO charge was $19,872, $19,738 and $69,260 for fiscal years 2004, 2003 and 2002, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method over the following useful lives: buildings — 30 to 45 years; equipment — 3 to 15 years.

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease. Capitalized lease assets are recorded at the present value of minimum lease payments and amortized over the estimated useful life of the related property or term of the lease.

The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2004, 2003 and 2002, the Company capitalized costs of approximately $3,117, $2,649 and $2,198, respectively.

Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with the provisions of SFAS No. 142, "Goodwill and Intangible Assets", the

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

Company no longer amortizes goodwill. The Company also has certain finite-lived intangible assets that are amortized over their useful lives. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Prescription files purchased and those acquired in business combinations are amortized over their estimated useful lives of five to fifteen years.

Investments in Fifty Percent or Less Owned Subsidiaries

Investments in affiliated entities for which the Company has the ability to exercise significant influence, but not control over the investee, and in which the Company holds an ownership interest of the common stock of between 20% and 50%, are accounted for under the equity method of accounting and are included in other assets. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. As of February 28, 2004, the Company does not have any equity method investments.

The ability to exercise significant influence is reviewed on a periodic basis. In instances where the Company loses its ability to exercise significant influence due to decreases in its ownership percentage or board participation, the Company will cease the use of the equity method of accounting, and in turn use the cost method of accounting. Under the cost method of accounting, the Company records its investment in the affiliated entity at cost, as a component of other assets. Income is recognized to the extent that the affiliate pays dividends to the Company. As of February 28, 2004, the Company does not have any cost method investments.

Revenue Recognition

For all sales other than third party pharmacy sales, the Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. For third party pharmacy sales, revenue is recognized at the time the prescription is filled, which is or approximates customer pick-up. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented.

Costs of Goods Sold

Cost of goods sold includes the following: the cost of inventory sold during the period, including related vendor rebates and allowances, costs incurred to return merchandise to vendors, inventory shrink costs, inbound freight charges and occupancy costs, including rent costs, facility and leasehold improvement depreciation and utility costs.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

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

Advertising

Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2004, 2003 and 2002 were $255,658, $242,035 and $245,575, respectively.

Stock-Based Compensation

The Company has several stock option plans, which are described in detail in note 14. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" compensation expense recognized in fiscal 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in all years presented.

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Net income (loss) as reported:	$83,311	$(112,076)	$(827,681)
Add: Stock-based compensation expense (benefit) included in reported income (loss)	29,821	4,806	(15,891)
Deduct: Total stock-based compensation determined under the fair value method for all awards	(29,821)	(39,500)	(50,235)
Pro forma net income (loss)	$83,311	$(146,770)	$(893,807)
Income (loss) per share:
Basic — as reported	$0.11	$(0.28)	$(1.82)
Diluted — as reported	$0.11	$(0.28)	$(1.82)
Basic — pro forma	$0.11	$(0.35)	$(1.96)
Diluted — pro forma	$0.11	$(0.35)	$(1.96)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected stock price volatility	85.5%	69.4%	68.7%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.00%	2.63%	4.25%
Expected life of options	5.0 years	5.0 years	5.0 years

The average fair value of each option granted during fiscal 2004, 2003 and 2002 was $4.65, $1.37 and $3.46, respectively.

Store Preopening Expenses

Costs incurred prior to the opening of a new store, associated with a remodeled store or related to the opening of a distribution facility are charged against earnings as administrative and general expenses when incurred.

Store Closing Costs and Lease Exit Charges

When a store is closed, the Company expenses unrecoverable costs and accrues a liability equal to the present value at current risk-free interest rates of the remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Other store closing and liquidation costs are expensed when incurred and included in cost of goods sold.

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
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

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

The Company currently has net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, the Company has recorded a valuation allowance against this deferred tax asset as it has been determined that it is more likely than not that the Company will not generate future income that the NOLs could offset. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If and when operations in some jurisdictions were to become sufficiently profitable to recover previously reserved deferred tax assets, the Company would reduce all or a portion of the applicable valuation allowance in the period that such determination is made.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third-party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2004, the top five third-party payors accounted for approximately 30% of the Company's total sales, the largest of which represented 10.2% of total sales. Third-party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. During fiscal 2004, state sponsored Medicaid agencies accounted for approximately 11.3% of our total sales, the largest of which was less than 3% of our total sales. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

During fiscal 2004, the Company purchased approximately 90% of the dollar volume of its prescription drugs from a single supplier, McKesson Corp. ("McKesson"), under a contract expiring March 2009. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could temporarily have difficulty filling prescriptions, which would negatively impact the business.

Derivatives

The Company will enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

comprehensive review of the interest rate swap agreements based on the criteria as provided by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. The Company will use hedge accounting treatment on derivative instruments to the extent that the respective instrument qualifies for such treatment under SFAS No. 133. As of February 28, 2004, the Company has no interest rate swap arrangements or other derivatives.

On March 4, 2001, the Company adopted SFAS No. 133, as amended. In connection with the adoption of SFAS No. 133, the Company recorded $29,010 in Other Comprehensive Income ("OCI") as a cumulative change in accounting for derivatives designated as cash flow type hedges prior to adopting SFAS No. 133.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity." SFAS No. 150 requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. SFAS No. 150 is effective, except for certain provisions that have been deferred, for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the classification and disclosure provisions of SFAS No. 150. As a result of the adoption of SFAS No. 150, the Company's redeemable preferred stock balance of $19,765 was included in "Other Non-Current Liabilities" as of February 28, 2004. Reclassification of prior year amounts is not permitted. The Company has not adopted the measurement provisions of SFAS No. 150 as those provisions have been deferred indefinitely. The measurement provisions, if and when they are required to be adopted, are not anticipated to have a material impact on the Company's financial position or results of operations.

In January of 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting or similar rights. An entity that consolidates a variable interest entity is the primary beneficiary of the entity's activities. FIN 46 applied immediately to variable interest entities created after January 1, 2003, and required application in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations. In December of 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for variable interest entities until the end of the first reporting period that ends after March 15, 2004. FIN 46R applies to the Company's financial statements for the period ending May 29, 2004. Management does not believe the adoption of FIN 46R will have a material impact on the Company's financial position or results of operations.

2.    Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Numerator for income (loss) per share:
Income (loss)	$83,311	$(112,076)	$(827,681)
Accretion of redeemable preferred stock	(102)	(102)	(104)
Preferred stock beneficial conversion	(625)	—	(6,406)
Cumulative preferred stock dividends	(24,098)	(32,201)	(27,530)
Net income (loss) attributable to common stockholders	$58,486	$(144,379)	$(861,721)
Denominator:
Basic weighted average shares	515,822	515,129	474,028
Outstanding options	10,009	—	—
Diluted weighted average shares	525,831	515,129	474,028
Basic and diluted income (loss) per share:
Basic net income (loss)	$0.11	$(0.28)	$(1.82)
Diluted net income (loss) per share	$0.11	$(0.28)	$(1.82)

Diluted weighted average shares for fiscal 2004 do not reflect potential common shares related to preferred stock or convertible notes, as inclusion of these shares would be antidilutive. An aggregate of 114,426 potential common shares related to convertible preferred stock and convertible notes and an aggregate of 51,986 potential common shares related to stock options with exercise prices greater than the average market price of the common stock during the year have been excluded from the computation of diluted earnings per share for fiscal 2004. In Fiscal 2003 and 2002, no potential shares of common stock have been included in the calculation of diluted loss per share because inclusion of them would be antidilutive. An aggregate of 174,721 and 174,685 potential common shares related to stock options, convertible preferred stock and convertible notes have been excluded from the computation of diluted earnings per share for fiscal 2003 and 2002.

3.    Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Impairment charges	$24,914	$69,508	$157,962
Store and equipment lease exit (credits) charges	(2,448)	65,820	93,303
Impairment of other assets	—	—	352
	$22,466	$135,328	$251,617

Impairment Charges

In fiscal 2004, 2003 and 2002 store closing and impairment charges include non-cash charges of $24,914, $69,508 and $157,962, respectively, for the impairment of long-lived assets (including allocable goodwill for fiscal 2002) at 208, 262 and 365 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

Store and Equipment Lease Exit (Credits) Charges

During fiscal 2004, 2003 and 2002, the Company recorded charges for 5, 40 and 116 stores, respectively, to be closed or relocated under long term leases. Effective January 1, 2003, charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Prior to January 1, 2003, charges incurred to close a store were recorded at the time management committed to closing the store. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The discount rates used to determine the liability were 2.96%, 2.66% and 4.22% at February 28, 2004, March 1, 2003 and March 2, 2002, respectively. The effect of adjustments to the risk-free rate of interest and the reversals of reserves established for stores that were previously committed for closure by management, but ultimately were not closed, resulted in a net credit for fiscal 2004.

The reserve for store lease exit costs includes the following activity:

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Balance—beginning of year	$306,485	$287,464	$233,008
Provision for present value of noncancellable lease payments of stores designated to be closed	1,949	40,927	104,724
Changes in assumptions about future sublease income, terminations, and change of interest rate	(5,928)	24,764	(6,071)
Reversals of reserves for stores that management has determined will remain open	(6,458)	(1,435)	(6,678)
Interest accretion	7,987	9,512	9,017
Cash payments, net of sublease income	(49,674)	(54,747)	(46,536)
Balance—end of year	$254,361	$306,485	$287,464

The Company's revenues and loss from operations for fiscal 2004, 2003 and 2002 include results from stores that have been closed as of February 28, 2004. The revenue and operating losses of these stores for the periods are presented as follows:

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Revenues	$73,649	$196,190	$558,632
Loss from operations	(8,328)	(34,247)	(74,593)

Included in loss from operations for fiscal 2004, 2003 and 2002 are depreciation and amortization charges of $586, $2,466 and $9,527 (including allocable goodwill for fiscal 2002), respectively, and closed store inventory liquidation charges of $5,629, $17,964 and $31,445, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

4.    Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at February 28, 2004 and March 1, 2003 was $35,054 and $35,711 respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

5.    Property, Plant and Equipment

Following is a summary of property, plant and equipment, including capital lease assets, at February 28, 2004 and March 1, 2003:

	2004	2003
Land	$254,642	$266,919
Buildings	658,659	544,888
Leasehold improvements	1,107,494	1,083,773
Equipment	1,405,079	1,463,849
Construction in progress	41,753	23,254
	3,467,627	3,382,683
Accumulated depreciation	(1,583,819)	(1,514,104)
Property, plant and equipment, net	$1,883,808	$1,868,579

Depreciation expense, which includes the depreciation of assets recorded under capital leases, was $231,252 in fiscal 2004, $243,295 in fiscal 2003, and $260,040 in fiscal 2002.

Included in property, plant and equipment is the carrying amount of assets to be disposed of totaling $25,911 and $42,020 at February 28, 2004 and March 1, 2003, respectively.

6.    Investments in Fifty Percent or Less Owned Subsidiaries

In July 1999, the Company purchased 9,335 of Series E Convertible Preferred Shares in drugstore.com, an on-line pharmacy, for cash of $8,125, including legal costs, and the Company's agreement to provide access to the Company's networks of pharmacies and third-party providers, advertising commitments and exclusivity agreements. Each of the Series E Convertible Preferred Shares were converted to one share of common stock at the time of drugstore.com's initial public offering late in July 1999 and represented 21.6% of the voting stock immediately after the initial public offering. The investment was initially valued at $168,025, equal to the initial public offering price of $18 per share multiplied by the Company's shares. The Company initially accounted for the investment on the equity method because the Company had significant influence over drugstore.com, resulting from its share of the voting stock, its right to appoint one board member and a number of significant operating agreements. Prior to fiscal 2002, the Company recorded an impairment of it's investment in drugstore.com based on a decline in the market value of drugstore.com's stock that the Company believed to be other than temporary and as a result had no remaining recorded value for it's investment in drugstore.com's common stock. During fiscal 2003, the Company sold its remaining shares of drugstore.com and recognized a gain of $15,777, which is included in gain on sale on assets and investments, net, for the year ended March 1, 2003. The sale does not impact the business

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

arrangement described above. Included in other noncurrent liabilities as of February 28, 2004, is the unamortized portion of the fair value of the operating agreements of $85,954 that was created in connection with the valuation of the investment at the time of the initial public offering and is being amortized over 10 years, the life of the arrangements described above.

7.    Goodwill and Other Intangibles

The Company adopted SFAS No. 142 effective March 3, 2002. SFAS No. 142 specifies that all goodwill and indefinite life intangibles shall no longer be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis. The Company completed the transitional goodwill impairment test as of March 3, 2002 and concluded that goodwill was not impaired. The Company has completed its annual impairment evaluation for the year ended February 28, 2004, and concluded that there is no goodwill impairment loss to be recognized. As of February 28, 2004 and March 1, 2003, the Company had goodwill of $684,535 and no indefinite life intangibles.

The impact of the adoption of SFAS No. 142 on fiscal 2004, 2003 and 2002 is as follows.

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Reported net income (loss)	$83,311	$(112,076)	$(827,681)
Add back goodwill amortization	—	—	21,007
Adjusted net income (loss)	$83,311	$(112,076)	$(806,674)
Basic and diluted income (loss) per share:
Reported net income (loss)	$0.11	$(0.28)	$(1.82)
Goodwill amortization	—	—	.04
Adjusted net income (loss) per share	$0.11	$(0.28)	$(1.78)

The Company's intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of February 28, 2004 and March 1, 2003.

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases and other	$298,475	$(173,774)	$303,334	$(167,544)
Prescription files	350,501	(298,530)	347,182	(283,204)
Total	$648,976	$(472,304)	$650,516	$(450,748)

Amortization expense for these intangible assets was $33,036, $42,039 and $68,793 for fiscal 2004, 2003 and 2002, respectively. The anticipated annual amortization expense for these intangible assets is 2005 – $19,700, 2006 – $15,826, 2007 – $17,731, 2008 – $15,713 and 2009 – $12,609.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

8.    Accrued Salaries, Wages and Other Current Liabilities

Accrued salaries, wages and other current liabilities consist of the following at February 28, 2004 and March 1, 2003:

	2004	2003
Accrued wages, benefits and other personnel costs	$289,111	$289,614
Accrued self insurance liability, current portion	60,472	36,267
Accrued sales and other taxes payable	52,511	47,398
Accrued legal and other professional fees	40,658	58,050
Accrued interest	43,884	48,490
Deferred vendor income, current portion	36,465	35,486
Accrued lease exit costs, current portion	31,689	40,707
Accrued store expense	28,535	32,770
Accrued real estate and personal property taxes	25,164	38,773
Accrued rent and other occupancy costs	22,988	22,053
Other	70,007	58,391
	$701,484	$707,999

9.    Income Taxes

The provision for income taxes was as follows:

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Current tax expense (benefit):
Federal	$(41,140)	$(44,011)	$(13,127)
State	5,766	2,071	1,382
	(35,374)	(41,940)	(11,745)
Deferred tax (benefit):
Federal	(13,421)	—	—
State	—	—	—
	(13,421)	—	—
Total income tax (benefit)	$(48,795)	$(41,940)	$(11,745)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

A reconciliation of the expected statutory federal tax and the total income tax benefit is as follows:

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Expected federal statutory expense (benefit) at 35%	$12,083	$(58,660)	$(292,644)
Nondeductible compensation	2,375	940	4,270
Other nondeductible expenses	981	1,693	61,582
State income taxes, net	1,962	(10,726)	(22,575)
Recoverable federal tax and reduction of previously recorded liabilities	(56,663)	—	(13,204)
Other	—	679	—
Valuation allowance	(9,533)	24,134	250,826
Total income tax benefit	$(48,795)	$(41,940)	$(11,745)

The income tax benefit for fiscal 2004 includes $54,561 primarily representing recoverable federal and state income taxes and interest as well as a reduction of previously recorded liabilities related to the conclusions of the Internal Revenue Service examination of fiscal years 1996 through 2000.

The income tax benefit for fiscal 2003 includes $44,011 arising from enacted federal law extending the net operating loss carryback period from two to five years.

The income tax benefit for fiscal 2002 reflects a one-time benefit of $13,127 related to the favorable outcome of federal income tax litigation.

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at February 28, 2004 and March 1, 2003:

	2004	2003
Deferred tax assets:
Accounts receivable	$18,511	$24,082
Accrued expenses	84,839	70,305
Liability for lease exit costs	101,492	154,406
Pension, retirement and other benefits	150,647	121,410
Investment impairment	34,296	87,441
Long-lived Assets	37,174	(85,888)
Credits	74,012	58,136
Net operating losses	1,178,637	960,977
Total gross deferred tax assets	1,679,608	1,390,869
Valuation allowance	(1,593,603)	(1,268,710)
Net deferred tax assets	86,005	122,159
Deferred tax liabilities:
Inventory	83,384	122,138
Other	2,621	21
Total gross deferred tax liabilities	86,005	122,159
Net deferred tax assets	$—	$—

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

The Company received approval notification by the Joint Committee on Taxation on the conclusions of the Internal Revenue Service examination cycle for the years ended fiscal 1996 through 2000. As a result of the examination, components of the net deferred tax assets were adjusted and reclassified. The Company continues to be examined by state taxing authorities for the above tax years and management believes there are adequate reserves for remaining state income taxes.

Net Operating Losses, Capital Losses and Tax Credits

At February 28, 2004, the Company had federal net operating loss (NOL) carryforwards of $2,543,489, the majority of which expire between fiscal 2019 and 2023. The Company has undergone an ownership change for statutory tax purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

At February 28, 2004, the Company had state NOL carryforwards of $3,696,219, which will expire by fiscal 2024, with the majority expiring by fiscal 2015.

At February 28, 2004, the Company had a capital loss carryforward of $637,011 which will expire, if not offset by future capital gains, between fiscal 2005 and 2008.

At February 28, 2004, the Company had federal business tax credit carryforwards of $49,366, the majority of which expire between fiscal 2013 and 2024. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $5,265 at February 28, 2004.

Valuation Allowances

The valuation allowances as of February 28, 2004 and March 1, 2003 apply to the net deferred tax assets of the Company; the principal components of which are the NOL carryforwards. The Company has determined that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

10.    Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at February 28, 2004 and March 1, 2003:

	February 28, 2004	March 1, 2003
Secured Debt:
Senior secured credit facility due April 2008	$1,150,000	$—
Senior secured credit facility due March 2005	—	1,372,500
12.5% senior secured notes due September 2006 ($142,025 and $152,025 face value less unamortized discount of $4,158 and 6,143)	137,867	145,882
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $4,168)	355,832	—
9.5% senior secured notes due February 2011	300,000	300,000
Other	5,125	6,540
	1,948,824	1,824,922
Lease Financing Obligations	183,169	176,186
Unsecured Debt:
6.0% dealer remarketable securities due October 2003	—	58,125
7.625% senior notes due April 2005	198,000	198,000
6.0% fixed-rate senior notes due December 2005	38,047	75,895
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $4,000 and $5,500)	246,000	244,500
7.125% notes due January 2007	210,074	335,000
11.25% senior notes due July 2008	150,000	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $2,221)	147,779	—
6.875% senior debentures due August 2013	184,773	200,000
7.7% notes due February 2027	295,000	300,000
6.875% fixed-rate senior notes due December 2028	140,000	150,000
	1,759,673	1,861,520
Total debt	3,891,666	3,862,628
Short-term debt and current maturities of convertible notes, long- term debt and lease financing obligations	(23,976)	(103,715)
Long-term debt and lease financing obligations, less current maturities	$3,867,690	$3,758,913

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

2004 Transactions:

New Credit Facility:    On May 28, 2003, the Company replaced its senior secured credit facility with a new senior secured credit facility. The new facility consists of a $1,150,000 term loan and a $700,000 revolving credit facility, and will mature on April 30, 2008. The proceeds of the loans made on the closing of the new credit facility were, among other things, used to repay the outstanding amounts under the old facility and to purchase the land and buildings at the Company's Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement. On August 4, 2003, the Company amended and restated the senior secured credit facility, which reduced the interest rate on term loan borrowings under the senior secured credit facility by 50 basis points.

Borrowings under the new facility currently bear interest either at LIBOR plus 3.00% for the term loan and 3.50% for the revolving credit facility, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.00% for the term of the loan and 2.50% for the revolving credit facility. The Company is required to pay fees of 0.50% per annum on the daily unused amount of the revolving facility. Amortization payments of $2,875 related to the term loan will begin on May 31, 2004, and continue on a quarterly basis until February 28, 2008, with a final payment of $1,104,000 due April 30, 2008.

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

The new senior secured credit facility allows for the issuance of up to $150,000 in additional term loans or additional revolver availability. The Company may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided that the Company is not in default of any terms of the facility, nor is in violation of any financial covenants. The new senior secured credit facility allows the Company to have outstanding, at any time, up to $1,000,000 in secured debt in addition to the senior secured credit facility. At February 28, 2004, the remaining additional permitted secured debt under the new senior credit facility is $197,975. The Company has the ability to incur an unlimited amount of unsecured debt, if the terms of such unsecured indebtedness comply with certain terms set forth in the credit agreement and subject to the Company's compliance with certain financial covenants. If the Company issues unsecured debt that does not meet the credit agreement restrictions, it reduces the amount of available permitted secured debt. The new senior secured credit facility also allows for the repurchase of any debt with a maturity prior to April 30, 2008, and for a limited amount of debt with a maturity after April 30, 2008, based upon outstanding borrowings under the revolving credit facility and available cash at the time of the repurchase.

The new senior secured credit facility contains customary covenants, which place restrictions on incurrence of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The new senior secured credit facility also requires us to meet various financial ratios and limits capital expenditures. For the twelve months ending February 26, 2005, the covenants require us to maintain a maximum leverage ratio of 6.05:1. Subsequent to February 26, 2005, the ratio gradually decreases to 3.8:1 for the twelve months ending March 1, 2008. We must also maintain a minimum interest coverage ratio of 2.05:1 for the twelve months ending February 26, 2005. Subsequent to February 26, 2005, the ratio gradually increases to 3.25:1 for the twelve months ending March 1, 2008. In addition, we must maintain a minimum fixed charge ratio of 1.10:1 for the twelve months ending February 26,

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

2005. Subsequent to February 26, 2005, the ratio gradually increases to 1.25:1 for the twelve months ending March 1, 2008. Capital expenditures are limited to $386,085 for the fiscal year ending February 26, 2005, with the allowable amount increasing in subsequent years.

The Company was in compliance with the covenants of the new senior secured credit facility and its other debt instruments as of February 28, 2004. With continuing improvements in operating performance, the Company anticipates that it will remain in compliance with its debt covenants. However, variations in operating performance and unanticipated developments may adversely affect the Company's ability to remain in compliance with the applicable debt covenants.

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

The Company's ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable, inventory and prescription files. At February 28, 2004, the term loan was fully drawn and the Company had no outstanding draws on the revolving credit facility. At February 28, 2004, the Company had additional borrowing capacity of $584,804, net of outstanding letters of credit of $115,196.

As a result of the placement of the new senior secured credit facility, the Company recorded a loss on debt modification in fiscal 2004 of $43,197 (which included the write-off of previously deferred debt issue costs of $35,120).

On October 1, 2003, the Company paid, at maturity, its remaining outstanding balance on the 6.0% dealer remarketable securities.

In May 2003, the Company issued $150,000 aggregate principal amount of 9.25% senior notes due 2013. These notes are unsecured and effectively subordinate to the Company's secured debt. The indenture governing the 9.25% senior notes contains customary covenant provisions that, amount other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale lease-back transactions.

In April 2003, the Company issued $360,000 aggregate principal amount of 8.125% senior secured notes due 2010. The notes are unsecured, unsubordinated obligations to Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our new senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of the Company's 12.5% senior notes and the Company's 9.5% senior secured notes, granted by subsidiary guarantors on all of their assets that secure the obligations under the new senior secured credit facility, subject to certain exceptions. The indenture governing the Company's 8.125% senior secured notes contains customary covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sales lease-back transactions.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

During fiscal 2004 the Company repurchased the following securities:

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

2003 Transactions:

Senior Secured Notes:    The Company issued $300,000 of 9.5% senior secured notes due 2011 in February 2003. The notes were unsecured, unsubordinated obligations of the Company and rank equally in right of payment with all of the Company's other unsecured, unsubordinated indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under the senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens with the holders of the 12.5% senior notes and the 8.125% senior secured notes, granted by subsidiary guarantors on all assets that secure the Company's obligations under the senior secured credit facility, subject to certain limitations. Proceeds from these notes were used to redeem all the $149,500 of the Company's senior secured (shareholders) notes due 2006 as well as to fund other debt repurchases and general corporate purposes.

Repurchase of Debt:    The Company repurchased $25,425 of its 6.0% dealer remarketable securities due 2003, $118,605 of its 6.0% notes due 2005, and $15,000 of its 7.125% notes due 2007 during fiscal 2003. In addition to the debt repurchases noted above, the Company retired $150,500 of its 5.25% convertible subordinated notes at maturity in September 2002, and made quarterly mandatory repayments on the senior secured credit facility term loan totaling $27,500 during fiscal 2003. These fiscal 2003 transactions resulted in a gain of $13,628 on debt retirements and modifications.

2002 Refinancing and Other Transactions:

On June 27, 2001, the Company completed a major financial restructuring that extended the maturity dates of the majority of its debt to 2005 or beyond, provided additional equity and converted a portion of its debt to equity. These transactions are described below:

Senior Secured Credit Facility:    The Company entered into a new $1,900,000 senior secured credit facility. This facility was replaced by the new senior secured credit facility discussed above.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

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

Lease Obligations:    The Company surrendered certain renewal options contained in certain real estate leases on property previously sold and leased back to the Company and as a result these leases were afforded sale and leaseback accounting treatment and, accordingly, have been reclassified as operating leases. This action resulted in a reduction of outstanding capital lease obligations of $850,792. Accordingly, the Company recorded a net deferred gain of $168,483, which is being amortized over the remaining noncancellable lease terms. In addition, the Company repaid certain obligations totaling $16,467 related to leasehold improvements.

Synthetic Leases:    The Company terminated existing synthetic lease agreements for certain land, buildings, equipment and aircraft, which were accounted for as operating leases. A wholly owned subsidiary of the Company purchased the equipment for $82,604 and leased the land, buildings and aircraft from different parties. These leases were terminated in fiscal 2004.

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

As a result of the June 27, 2001 refinancing, the Company's interest rate swaps no longer qualified for hedge accounting treatment and therefore, the changes in fair value of these interest rate swap contracts were required to be recorded as a component of net loss. Accordingly, the Company recognized a charge of $31,047 representing the amount that the Company would have to pay the counter-party to terminate these contracts as of that date. Subsequent changes in the market value of the interest rate swaps of $10,847, inclusive of cash payments, were recorded on the statement of

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (concluded)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

operations for the year ended March 2, 2002. This amount represents an adjustment to the aggregate expense recognized by the Company relating to the swaps and was due to a reduction in market interest rates coupled with the passage of time. These contracts expired and were fully funded during fiscal 2003 and were not renewed.

Other:    In fiscal 2002, as a result of the above transactions, the Company recognized, as a loss on debt modifications and retirements, i) a loss of $66,589 related to the early retirement of debt, ii) a loss of $21,752 related to debt and lease conversions and modifications and iii) a charge of $132,713 related to debt for equity exchanges in fiscal 2002.

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

Other:

The Company had outstanding letters of credit of $115,196 at February 28, 2004 and $89,071 at March 1, 2003.

The annual weighted average interest rate on the Company's indebtedness was 6.8%, 7.3% and 8.2% for fiscal 2004, 2003 and fiscal 2002, respectively.

The aggregate annual principal payments of long-term debt, excluding lease financing obligations, for the five succeeding fiscal years are as follows: 2005 – $11,145; 2006 – $250,849; 2007 – $605,934; 2008 – $12,415; 2009 – $1,404,130 and $1,424,024 in 2010 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the new senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the new senior credit facility. Rite Aid Corporation's direct obligations under the new senior credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011 and the 8.125% senior secured notes due 2010 are guaranteed by substantially all of the Company's wholly-owned subsidiaries and are secured on a second priority basis by the same collateral as the new senior secured credit facility.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

11.    Leases

The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from five to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $8,892, $9,470 and $10,175, was $553,928, $566,214 and $573,675 in fiscal 2004, 2003 and 2002, respectively. These amounts include contingent rentals of $32,143, $29,679 and $26,893 in fiscal 2004, 2003 and 2002, respectively.

The Company leases certain facilities through sale-leaseback arrangements accounted for using the financing method. Proceeds from sale-leaseback programs were approximately $2,850 in 2004, $347 in 2003 and $1,620 in 2002.

The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at February 28, 2004 and March 1, 2003 are summarized as follows:

	2004	2003
Land	$11,209	$11,209
Buildings	170,154	162,475
Equipment	12,187	3,188
Accumulated depreciation	(52,765)	(41,530)
	$140,785	$135,342

Following is a summary of lease finance obligations at February 28, 2004 and March 1, 2003:

	2004	2003
Obligations under capital leases	$183,169	$176,186
Less current obligation	(12,831)	(7,138)
Long-term lease finance obligations	$170,338	$169,048

Following are the minimum lease payments net of sublease income that will have to be made in each of the years indicated based on non-cancelable leases in effect as of February 28, 2004:

Fiscal year	Lease Financing Obligations	Operating Leases
2005	$27,803	543,922
2006	21,692	516,388
2007	21,170	481,174
2008	20,663	451,123
2009	20,163	419,677
Later years	189,256	3,521,944
Total minimum lease payments	$300,747	$5,934,228
Amount representing interest	(117,578)
Present value of minimum lease payments	$183,169

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

12.    Redeemable Preferred Stock

In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $19,253, which equaled the sale price on the dates of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders' equity using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2004 and 2003 and $104 in fiscal 2002. Pursuant to the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity", this instrument is recorded in Other Non-Current Liabilities as of February 28, 2004.

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

On June 27, 2001, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $1.00 par value, from 600,000 to 1,000,000. As of February 28, 2004, the authorized capital stock of the Company consists of 1,000,000 shares of common stock and 20,000 shares of preferred stock, having a par value of $1.00 per share and $100.00 per share, respectively. Preferred stock is issued in series, subject to terms established by the Board of Directors.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

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

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 67,378 as of February 28, 2004.

The Company has issued 9,122 options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein.

On April 7, 2004, the Board of Directors adopted the 2004 Omnibus Equity Plan, which is subject to stockholder approval at the June 24, 2004 annual meeting. Under the plan, 20,000 shares of common stock will be authorized for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors.

    Stock Options

Following is a summary of stock option transactions for the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002:

	Shares	Weighted Average Price Per Shares
Balance, March 4, 2001	53,197	$6.48
Granted	10,843	5.72
Exercised	(422)	5.23
Cancelled	(2,859)	10.01
Balance, March 2, 2002	60,759	6.18
Granted	10,033	2.36
Exercised	(101)	2.75
Cancelled	(6,015)	12.41
Balance, March 1, 2003	64,676	5.01
Granted	4,687	4.65
Exercised	(1,291)	2.82
Cancelled	(6,077)	8.54
Balance, February 28, 2004	61,995	$4.72

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

For various price ranges, weighted average characteristics of outstanding stock options at February 28, 2004 were as follows:

	Outstanding Options			Exercisable Options
Range of exercise prices	Number Outstanding as of February 28, 2004	Remaining life (years)	Weighted Average Price	Shares	Weighted Average Price
$1.98 to $2.26	8,477	8.34	$2.16	3,546	$2.21
$2.30 to $2.70	3,762	8.60	$2.54	860	$2.55
$2.71 to $2.75	14,969	5.98	$2.75	14,352	$2.75
$3.00 to $3.94	1,243	7.47	$3.31	732	$3.33
$3.97 to $4.05	18,915	6.94	$4.05	18,689	$4.05
$4.06 to $8.56	6,952	7.59	$5.18	3,427	$5.38
$8.91 to $45.57	6,777	6.15	$11.34	4,422	$13.09
$47.50 to $47.50	886	4.20	$33.11	886	$33.11
$48.56 to $48.56	11	4.85	$48.56	11	$48.56
$48.81 to $48.81	3	4.86	$48.81	3	$48.81
$1.98 to $48.81	61,995	6.96	$4.72	46,928	$4.98

At March 1, 2003 and March 2, 2002, the amount of exercisable options and corresponding weighted average price per share was 38,725 and $5.70 and 26,593 and $7.21, respectively.

In November 2000, the Company reduced the exercise price of 16,684 options issued after December 4, 1999 to $2.75 a share, which represents the fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognized compensation expense for these options using variable plan accounting in fiscal 2003 and 2002. Under variable plan accounting, the Company recognized compensation expense over the option vesting period. In addition, subsequent changes in the market value of Company's common stock during the option period, or until exercised, generated changes in the compensation expense recognized on the repriced options. The Company recognized a reduction of expense of approximately $(2,497) and $(27,771) during fiscal 2003 and 2002, respectively, related to the repriced options. As described in note 1, the Company adopted SFAS No. 123 "Accounting for Stock Based Compensation" effective March 2, 2003, and therefore recorded compensation expense in fiscal 2004 for all options using the fair value method under the modified prospective approach.

    Restricted Stock

The Company provides restricted stock grants to key associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. The Company made the following grants during fiscal 2004, 2003 and 2002:

	2004	2003	2002
Shares granted	185	—	88
Fair value on the date of the grant	$1,006	—	$747

Compensation expense related to all restricted stock grants is being recorded over a one to three year vesting period of these grants. For the years ended February 28, 2004, March 1, 2003 and March 2, 2002, the Company recognized expense of $693, $7,333, and $9,135, respectively, related to restricted share awards.

During fiscal 2002, in connection with the vesting of certain restricted shares of common stock, the Company made loans totaling approximately $5,900 to executive officers to provide them with

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

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

At March 1, 2003, there were approximately 2,990 stock appreciation rights units outstanding, which were paid during fiscal 2004. Amounts expensed (credited to expense) relating to the stock appreciation rights units for fiscal 2004, 2003 and 2002 were $1,062, $0 and $(773), respectively.

15.    Retirement Plans

    Defined Contribution Plans

The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering salaried associates and certain hourly associates. The Company does not contribute to all of the plans. Effective January 1, 2002, the Company significantly improved the Company's match for its principal 401(k) plan. During fiscal 2003, the Company committed to maintaining the current level of benefits in its principal 401(k) plan through December 31, 2006. Total expenses recognized for the above plans was $29,855 in 2004, $29,878 in 2003 and $12,260 in 2002.

Senior executive officers are entitled to supplemental retirement benefits in accordance with their employment agreements, which vest monthly. The Company makes monthly investments to fund the obligation. Other officers, who are not participating in the defined benefit nonqualified executive retirement plan, are included in a supplemental retirement plan, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The Company makes annual investments to fund the obligation. The expenses recognized for these plans was $5,084 in 2004, $2,064 in 2003 and $3,031 in 2002.

    Defined Benefit Plans

The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. Prior to February 28, 2002, the Company and its subsidiaries sponsored four separate qualified defined benefit pension plans. However, effective February 28, 2002, the Company merged these four plans into a single plan, the Rite Aid Pension Plan (the "Defined Benefit Pension

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

Plan"). The Company merged these plans to take advantage of financial and administrative economies of scale; the merger had no effect on the benefits provided to eligible employees. The Company's funding policy for the Defined Benefit Pension Plan is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. In fiscal 2004, the Company made a discretionary contribution of $5,000.

The Company has established the nonqualified executive retirement plan for certain officers who, pursuant to their employment agreements, are not participating in the defined contribution suplemental retirement plan. Generally, eligible participants receive an annual benefit, payable monthly over fifteen years, equal to a percentage of the highest base salary and highest bonus paid or accrued for each participant within the ten fiscal years prior to the date of the event giving rise to payment of the benefit. This defined benefit plan is unfunded. In fiscal 2004 and 2003, the Company determined that the obligation for certain former executives that had either been indicted by the U.S. Attorney's office, or had pleaded guilty to certain criminal charges, were no longer binding. Therefore, the Company recorded settlement benefits due to the elimination of these obligations.

The Company uses a February 28 measurement date for the majority of its plans.

Net periodic pension expense for the defined benefit plans included the following components:

	Defined Benefit Pension Plans			Nonqualified Executive Retirement Plan
	2004	2003	2002	2004	2003	2002
Service cost	$2,614	$2,486	$4,162	$85	$158	$294
Interest cost	4,615	4,492	4,508	1,450	2,641	2,471
Expected return on plan assets	(1,481)	(3,492)	(5,022)	—	—	—
Amortization of unrecognized net transition (asset)/obligation	—	(19)	(160)	87	87	87
Amortization of unrecognized prior service cost	452	458	513	—	—	—
Amortization of unrecognized net loss (gain)	3,287	1,047	—	335	394	(41)
Curtailment and settlements	—	—	—	(5,222)	(10,376)	(4,083)
Change due to plan amendment	—	—	—	—	156	186
Net pension expense (credit)	$9,487	$4,972	$4,001	$(3,265)	$(6,940)	$(1,086)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefits plans, as well as the funded status and amounts recognized in the Company's balance sheet as of February 28, 2004 and March 1, 2003:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2004	2003	2004	2003
Change in benefit obligations:
Benefit obligation at end of prior year	$71,905	$69,464	$27,046	$35,597
Service cost	2,614	2,486	85	158
Interest cost	4,615	4,492	1,450	2,641
Distributions	(5,088)	(5,458)	(2,110)	(3,241)
Settlements	—	—	(5,222)	(10,376)
Change due to change in assumptions	5,049	3,640	503	957
Change due to plan amendment	1,706	—	—	156
Actuarial (gain) or loss	1,106	(2,719)	(28)	1,154
Benefit obligation at end of year	$81,907	$71,905	$21,724	$27,046
Change in plan assets:
Fair value of plan assets at beginning of year	$50,566	$62,273	$—	$—
Employer contributions	5,000	3,916	2,110	3,241
Actual return on plan assets	11,315	(7,990)	—	—
Distributions (including expenses paid by the plan)	(6,896)	(7,633)	(2,110)	(3,241)
Fair value of plan assets at end of year	$59,985	$50,566	$—	$—
Funded status	$(21,922)	$(21,339)	$(21,724)	$(27,046)
Unrecognized net loss	21,887	27,045	1,705	1,692
Unrecognized prior service cost	2,852	1,598	—	—
Unrecognized net transition obligation	—	—	347	434
Prepaid or (accrued) pension cost recognized	$2,817	$7,304	$(19,672)	$(24,920)
Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$2,817	$7,304	$—	$—
Accrued pension liability	(24,288)	(28,197)	(21,462)	(26,773)
Pension intangible asset	2,852	1,598	347	434
Accumulated other comprehensive income	21,436	26,599	1,443	1,419
Net amount recognized	$2,817	$7,304	$(19,672)	$(24,920)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

The increase in minimum liability included in other comprehensive income was as follows:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2004	2003	2004	2003
Increase (decrease) in minimum liability included in other comprehensive income	$(5,163)	$13,344	24	1,419

The accumulated benefit obligation for all defined benefit pension plans was $102,918 and $98,231 as of February 28, 2004 and March 1, 2003, respectively.

The significant actuarial assumptions used for all defined benefit pension plans to determine the benefit obligation as of February 28, 2004 and March 1, 2003 were as follows:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2004	2003	2004	2003
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of increase in future compensation levels	4.50	4.50	3.00	3.00

Weighted average assumptions used to determine net cost for years ended February 28, 2004, March 1, 2003 and March 2, 2002 were:

	Defined Benefit Pension Plans			Nonqualified Executive Retirement Plan
	2004	2003	2002	2004	2003	2002
Discount rate	6.50%	7.00%	7.00%	6.32%	7.18%	7.50%
Rate of increase in future compensation levels	4.50	4.50	4.50	3.00	3.00	3.00
Expected long-term rate of return on plan assets	8.00	8.00	9.00	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption for fiscal 2004 and 2003 and 9.00% for fiscal 2002.

The Company's pension plan asset allocations at February 28, 2004 and March 1, 2003 by asset category were as follows:

	February 28, 2004	March 1, 2003
Equity securities	68%	74%
Debt securities	32%	18%
Other	—	8%
Total	100%	100%

The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

•	Achieve a rate of return on investments that exceeds inflation by at least 4% over a full market cycle, consistent with actuarial assumptions;

•	Diversify the portfolio among various asset classes with the goal of reducing volatility of return (risk), and among various issuers of securities to reduce principal risk;

•	Maintain liquidity in the portfolio sufficient to meet plan obligations as they come due; and

•	Control administrative and management costs.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

The asset allocation established for the pension investment program reflects the risk tolerance of the Company, as determined by:

•	The current and anticipated financial strength of the Company;

•	the funded status of the plan; and

•	plan liabilities.

Exposure to both the equity and fixed income markets will be maintained, recognizing that historical results indicate that equities (primarily common stocks) have higher expected returns than fixed income investments. It is also recognized that the expected higher equity returns may be accompanied by higher volatility of equity asset values. The proportion of total assets allocated to equity investments will be a major determinant of the risk level of the investment program.

The following targets are to be applied to the allocation of plan assets.

Category	Target Allocation
U.S. equities	50%
International equities	15%
U.S. fixed income	25%
High yield fixed income	10%
Other	0%
Total	100%

The Company expects to contribute $12,700 to the Defined Benefit Pension Plan and $2,300 to the Nonqualified Executive Retirement Plan during fiscal 2005.

16.    Commitments, Contingencies and Guarantees

Legal Proceedings

    Federal investigations

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. The Company is cooperating fully with the United States Attorney. The Company has begun settlement discussions with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against the Company if it enters into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company recorded an accrual of $20,000 in fiscal 2003 in connection with the resolution for these matters; however, the Company may incur charges in excess of that amount and is unable to estimate the possible range of loss. The Company will continue to evaluate its estimate and to the extent that additional information arises or our strategy changes, the Company will adjust the accrual accordingly.

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
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

financial condition or cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against the Company, including a settlement, could also have a material adverse effect on the Company's results of operations, financial condition or cash flows.

    Reimbursement Matters

Multiple state attorneys general are investigating the Company for its reimbursement practices relating to partially filled prescriptions and fully filled prescriptions that are not picked up by ordering customers. The Company is supplying similar information with respect to these matters to the United States Department of Justice. The Company believes that these investigations are similar to investigations that were, and are being, undertaken with respect to the practices of others in the retail drug industry. The Company also believes that its existing policies and procedures fully comply with the requirements of applicable law and intend to fully cooperate with these investigations. The Company cannot, however, predict their outcomes at this time. An individual acting on behalf of the United States of America, has filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers. The United States Department of Justice has intervened in this lawsuit, as is its right under the law. The Company has reached an agreement to settle these investigations and the lawsuit filed by the private individual for $7,225, which is subject to court approval. The Company has accrued $7,225 for this potential liability.

    Other

The Company, together with a significant number of major U.S. retailers, has been sued by the Lemelson Foundation in a complaint that alleges that portions of the technology included in its point-of-sale system infringe upon a patent held by the plaintiffs. The amount of damages sought is unspecified and may be material. The Company cannot predict the outcome of this litigation or whether it could result in a material adverse effect on its results of operations, financial conditions or cash flows.

The Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of the Company, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on its financial conditions, results of operations or cash flows if decided adversely.

Guaranteed Lease Obligations

In connection with certain business dispositions, the Company continues to guarantee lease obligations for 118 former stores. The respective purchasers assume the Company's obligation and are, therefore, primarily liable for these obligations. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for amounts substantially less than the aggregate obligation of $238,186 as of February 28, 2004. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through January 1, 2021.

In the opinion of management, the ultimate disposition of these guarantees will not have a material effect on the Company's results of operations, financial position or cash flows.

17.    Supplementary Cash Flow Data

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Cash paid for interest (net of capitalized amounts of $133, $301 and $806)	$295,368	$288,008	$388,986
Cash paid for (refunds from) income taxes	$7,539	$(68,668)	$(3,686)
Equipment financed under capital leases	$17,828	$544	—
Equipment received for noncash consideration	$24,781	—	—
Conversion of debt to common stock	—	—	$588,711
Conversion of debt for debt	—	—	$152,025
Exchange of preferred shares	—	—	$349,600
Issuance of senior secured (shareholder) notes in lieu of accrued liability	—	—	$149,500
Exchange of lease liability for note receivable	—	—	$40,546
Components of conversion (lease modification) of leases from capital to operating:
Reduction in leases assets, net	—	—	$704,191
Reduction in lease financing obligation	—	—	$850,791
Increase in deferred gain	—	—	$168,483

18.    Related Party Transactions

Included in other assets at February 28, 2004 and March 1, 2003 were employee loan receivables of $589, and $995.

On May 27, 2001, the Company amended the employment agreements of Robert Miller, currently Chairman of the Board, and Mary Sammons, currently President and Chief Executive Officer, to provide for the payment, subject to certain conditions, of bonuses representing the difference between the amounts called for under their severance agreements from a former employer and the amounts they actually receive. In January 2002, the Company made payments of $5,971 to Mr. Miller and $1,931 to Ms. Sammons for these bonuses. The bonuses were repayable to the extent of each executive's recovery of severance due from the former employer. The Company recorded the payment to Mr. Miller as recoverable, as a summary judgment had been filed by the courts in his favor. In December 2003, the case was resolved in Mr. Miller's favor, and the Company received a full reimbursement of the advanced funds from Mr. Miller. The Company expensed the payment to Ms. Sammons over the term of her employment contract. In February 2004, an arbitrator awarded Ms. Sammons $997. The Company received reimbursement of $696 from Ms. Sammons in March 2004, and expects to receive the remaining $301 by the end of fiscal 2005. The Company will record the amount related to Ms. Sammons as income when the cash is received.

The Company entered into a two year agreement with Leonard Green & Partners, L.P., effective January 1, 2003, as amended whereby the Company has agreed to pay Leonard Green & Partners, L.P., an annual fee of $990 for its consulting services. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners, L.P. This agreement is an extension of the Company's existing consulting agreement with Leonard Green & Partners, L.P.

During fiscal 2004 and 2003, the Company paid Leonard Green & Partners, L.P., fees of $990 and $1,167 for financial advisory services, respectively. During fiscal 2002, the Company paid Leonard Green & Partners, L.P., an annual fee of $1,500 and a $2,500 fee for advisory services in connection with the financial restructuring transactions that were completed during fiscal 2002. Jonathan D. Sokoloff and John G. Danhakl, two directors, are equity owners of Leonard Green & Partners, L.P. A director of the Company from 1999 until his death in October 2002, Leonard Green was an equity owner of Leonard Green & Partners, L.P.

During fiscal 2004, the Company paid J.P. Morgan $941 in connection with the May 2003 issuance of its 9.25% senior notes due 2013, $3,109 in connection with the April 2003 issuance of its 8.125% senior secured notes due 2010, and $3,225 in connection with the May 2003 refinancing of the senior credit facility due 2008. During fiscal 2003, the Company paid J.P. Morgan $3,150 in fees connected with the February 2003 offering of its 9.5% senior secured notes due 2011. During fiscal 2002, the Company paid J.P. Morgan Chase & Co. ("J.P. Morgan"), one of the Company's lenders and, at the time, beneficial owner of more than 5% of the Company's issued common stock, fees, and other amounts in connection with the June 27, 2001 refinancing of $15,500.

The law firm of Skadden, Arps, Slate, Meagher & Flom LLP provides legal services to the Company. Nancy A. Lieberman, director of the Company from 1996 until June 2002 is a partner of that law firm. Fees paid by the Company to Skadden, Arps, Slate, Meagher & Flom LLP were $5,557, $3,611, and $2,866 during fiscal 2004, 2003, and 2002, respectively, and did not exceed five percent of the firm's gross revenues for its fiscal year.

On June 15, 2001 and September 1, 2001, executive officers Elliot S. Gerson (no longer an executive officer as of June 2002), Christopher Hall, David R. Jessick (no longer an executive officer as of June 2002), James P. Mastrian, Robert G. Miller, Mary F. Sammons and John T. Standley received loans from the Company aggregating $72, $172, $751, $72, $2,130, $1,284 and $660, respectively, with the largest aggregate principal and interest amount of such indebtedness for each executive officer, outstanding at any time during the loan period, equal to $73, $176, $767, $73, $2,173 $1,310, and $673, respectively. The interest rate on the loans was set at 4.25% (for loans issued on June 15, 2001) and 3.82% (for loans issued September 1, 2001). The loans were non-recourse loans which were secured solely by the restricted stock held by the executive officers. The purpose of the loans was to pay for the income tax consequences arising from the June 15, 2001 and September 1, 2001 vesting of restricted stock held by them. On December 10, 2001, with the approval of the Executive Committee of our Board of Directors, the executive officers surrendered all restricted shares issued to them on June 15, 2001 and September 1, 2001 in satisfaction of the loans. The value of all the restricted shares pledged by the executive officers on June 15, 2001 and September 1, 2001 was approximately equivalent in value to the loans satisfied. The Executive Committee also approved the payment to David J. Jessick (no longer an executive officer as of June 2002), Robert G. Miller, Mary F. Sammons and John T. Standley of $97, $286, $23 and $10, respectively, to compensate them for the restricted shares.

On October 11, 2002, the Company entered into a three year agreement with Info Access.net whereby the Company will be providing point-of-sale data to Info Access.net, which customizes reports, which it sells to the Company's vendors. The Company has paid Info Access.net an initial set-up fee of $125. The son of James P. Mastrian, the Company's Senior Executive Vice President, Marketing Logistics and Pharmacy Services, was a Vice President, Strategic Alliances with Info Access.net at the time the Company entered into the agreement.

During fiscal 2004 and 2003, the Company incurred $64 and $47, respectively, in legal fees payable to Janice Jackson, the sister of Mary F. Sammons, for representation of Ms. Sammons in a dispute concerning her employment agreement with a former employer.

19.    Interim Financial Results (Unaudited)

	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,046,168	$4,052,091	$4,105,844	$4,396,346	$16,600,449
Cost of goods sold, including occupancy costs	3,068,175	3,087,845	3,104,990	3,307,395	12,568,405
Selling, general and administrative expenses	889,733	893,352	885,843	925,477	3,594,405
Stock-based compensation expense	9,835	8,847	7,274	3,865	29,821
Store closing and impairment charges (credits)	6,366	(8,994)	3,064	22,030	22,466
Interest expense	78,958	79,409	77,718	77,413	313,498
Loss on debt modifications and retirements, net	33,427	1,888	—	—	35,315
Loss (gain) on sale of assets and investments, net	(1,504)	342	879	2,306	2,023
	4,084,990	4,062,689	4,079,768	4,338,486	16,565,933
	(38,822)	(10,598)	26,076	57,860	34,516
Income tax benefit	—	—	(47,518)	(1,277)	(48,795)
Net income (loss)	$(38,822)	$(10,598)	$73,594	$59,137	$83,311
Basic income (loss) per share	$(0.08)	$(0.04)	$0.13	$0.10	$0.11
Diluted income (loss) per share	$(0.08)	$(0.04)	$0.12	$0.09	$0.11

	Fiscal Year 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$3,923,731	$3,856,510	$3,871,246	$4,139,791	$15,791,278
Cost of goods sold, including occupancy costs	2,993,778	2,958,690	2,952,145	3,130,924	12,035,537
Selling, general and administrative expenses	899,143	865,931	849,242	857,257	3,471,573
Stock-based compensation (benefit) expense	8,094	(6,746)	2,625	833	4,806
Store closing and impairment charges (credits)	(4,117)	58,223	2,945	78,277	135,328
Interest expense	84,631	84,955	80,941	79,493	330,020
Interest rate swap contracts	264	14	—	—	278
Gain on debt modifications and retirements, net	(270)	(1,392)	—	(11,966)	(13,628)
Loss (gain) on sale of assets and investments, net	(16,865)	1,477	(775)	(2,457)	(18,620)
	3,964,658	3,961,152	3,887,123	4,132,361	15,945,294
Loss before income taxes	(40,927)	(104,642)	(15,877)	7,430	(154,016)
Income tax expense (benefit)	(43,511)	649	490	432	(41,940)
Net income (loss)	$2,584	$(105,291)	$(16,367)	$6,998	$(112,076)
Basic and diluted loss per share	$(0.01)	$(0.21)	$(0.05)	$(0.02)	$(0.28)

Certain reclassifications have been made to prior periods' amounts to conform to current period classifications.

During the fourth quarter of fiscal 2004, the Company incurred $22,030 in store closing and impairment charges. The Company recorded $12,550 of non-recurring gains in selling, general and administrative expenses related to favorable litigation payments.

During the third quarter of fiscal 2004, the Company recorded a non-recurring income tax benefit, driven by the approval by the Congressional Joint Committee on Taxation on the conclusions of the Internal Revenue Service examination of the Company's federal tax returns for the fiscal years 1996 through 2000.

During the first quarter of fiscal 2004, the Company recorded a loss on debt modification of $43,197 related to the placement of its new senior secured credit facility.

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

20.    Financial Instruments

The carrying amounts and fair values of financial instruments at February 28, 2004 and March 1, 2003 are listed as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,150,000	$1,150,000	$1,372,500	$1,372,500
Fixed rate indebtedness	$2,558,497	$2,640,995	$2,313,942	$2,027,603

Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

LIBOR-based borrowings under credit facilities:

The carrying amounts for LIBOR-based borrowings under the credit facilities, term loans and term notes approximate their fair values due to the short-term nature of the obligations and the variable interest rates.

Long-term indebtedness:

The fair values of long-term indebtedness is estimated based on the quoted market prices of the financial instruments. If quoted market prices were not available, the Company estimated the fair value based on the quoted market price of a financial instrument with similar characteristics.

RITE AID CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended February 28, 2004	$35,711	$29,437	$30,094	$35,054
Year ended March 1, 2003	31,039	36,904	32,232	35,711
Year ended March 2, 2002	37,050	15,481	21,492	31,039

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2004

RITE AID CORPORATION
By: /s/ MARY F. SAMMONS

Mary F. Sammons President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their respective capacities on April 26, 2004.

Signature	Title

/S/ ROBERT G. MILLER	Chairman of the Board of Directors

Robert G. Miller

/S/ MARY F. SAMMONS	Chief Executive Officer, President, and Director

Mary F. Sammons

/S/ JOHN T. STANDLEY	Chief Financial Officer, Chief Administrative Officer, and Senior Executive Vice President

John T. Standley

/S/ KEVIN TWOMEY	Chief Accounting Officer and Senior Vice President

Kevin Twomey

/S/ JOHN G. DANHAKL	Director

John G. Danhakl

/S/ ALFRED M. GLEASON	Director

Alfred M. Gleason

/S/ GEORGE G. GOLLEHER	Director

George G. Golleher

/S/ COLIN V. REED	Director

Colin V. Reed

/S/ STUART M. SLOAN	Director

Stuart M. Sloan

/S/ JONATHAN D. SOKOLOFF	Director

Jonathan D. Sokoloff

EXHIBIT INDEX

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q, filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001

Exhibit Numbers	Description	Incorporation By Reference To
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller dated as of December 5, 1999*	Exhibit 10.1 to Form 8-K, filed on January 18, 2000
10.5	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of May 7, 2001*	Exhibit 10.9 to Form 10-K, filed on May 21, 2001
10.6	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.7	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.8	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.9	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K, filed on May 21, 2001

Exhibit Numbers	Description	Incorporation By Reference To
10.10	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, filed on October 7, 2003
10.11	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.12	Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of December 5, 1999*	Exhibit 10.4 to Form 8-K, filed on January 18, 2000
10.13	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and John T. Standley*	Exhibit 4.34 to Form 8-K, filed on January 18, 2000
10.14	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.15	Rite Aid Corporation Special Executive Retirement Plan*	Filed herewith
10.16	Employment Agreement by and between Rite Aid Corporation and Christopher Hall, dated as of January 26, 2000*	Exhibit 10.48 to Form 10-K, filed on May 21, 2001
10.17	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.18	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2003
11	Statement regarding computation of earnings per share (see note 4 to the consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Auditors	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.