Form 10-Q
period 2004-05-29
RITE AID CORP
filed 2004-06-29
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 29, 2004

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

The registrant had 517,294,655 shares of its $1.00 par value common stock outstanding as of June 22, 2004.

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

We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview and Factors Affecting Our Future Prospects" included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004 ("the Fiscal 2004 10-K"), which we filed with the Securities and Exchange Commission ("SEC") on April 26, 2004 and is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	May 29, 2004	February 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$500,151	$334,755
Accounts receivable, net	649,492	670,004
Inventories, net	2,250,627	2,223,171
Prepaid expenses and other current assets	100,774	150,067
Total current assets	3,501,044	3,377,997
Property, plant and equipment, net	1,862,584	1,883,808
Goodwill	684,535	684,535
Other intangibles, net	177,058	176,672
Other assets	134,929	123,667
Total assets	$6,360,150	$6,246,679

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$220,781	$23,976
Accounts payable	828,524	758,290
Accrued salaries, wages and other current liabilities	700,297	701,484
Total current liabilities	1,749,602	1,483,750
Convertible notes	246,375	246,000
Long-term debt, less current maturities	3,250,799	3,451,352
Lease financing obligations, less current maturities	171,610	170,338
Other noncurrent liabilities	863,266	885,975
Total liabilities	6,281,652	6,237,415
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, par value $1 per share, liquidation value $100 per share	426,159	417,803
Common stock, par value $1 per share	517,297	516,496
Additional paid-in capital	3,130,021	3,133,277
Accumulated deficit	(3,972,100)	(4,035,433)
Accumulated other comprehensive loss	(22,879)	(22,879)
Total stockholders' equity	78,498	9,264
Total liabilities and stockholders' equity	$6,360,150	$6,246,679

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
Revenues	$4,244,357	$4,046,168
Costs and expenses:
Cost of goods sold, including occupancy costs	3,191,834	3,068,175
Selling, general and administrative expenses	908,863	889,733
Stock-based compensation expense	3,982	9,835
Store closing and impairment (credits) charges	(4,587)	6,366
Interest expense	77,801	78,958
Loss on debt modifications and retirements, net	—	33,427
Gain on sale of assets and investments, net	(1,918)	(1,504)
	4,175,975	4,084,990
Income (loss) before income taxes	68,382	(38,822)
Income tax expense	5,049	—
Net income (loss)	$63,333	$(38,822)
Computation of income (loss) applicable to common stockholders:
Net income (loss)	$63,333	$(38,822)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,356)	—
Income (loss) attributable to common stockholders	$54,951	$(38,848)
Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.11	$(0.08)
Diluted income (loss) per share	$0.10	$(0.08)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
Operating activities:
Net income (loss)	$63,333	$(38,822)
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	63,118	65,575
Stock-based compensation expense	3,982	9,835
Store closing and impairment (credits) charges	(4,587)	6,366
Loss on debt modifications and retirements, net	—	33,427
Gain on sale of assets and investments, net	(1,918)	(1,504)
Changes in income tax receivables and payables	41,279	—
Changes in operating assets and liabilities	51,352	(25,077)
Net cash provided by operating activities	216,559	49,800
Investing activities:
Expenditures for property, plant and equipment	(35,088)	(128,760)
Intangible assets acquired	(6,730)	(4,895)
Proceeds from dispositions	3,483	8,523
Net cash used in investing activities	(38,335)	(125,132)
Financing activities:
Principal payments on long-term debt	(6,162)	(185,464)
Principal payments on bank credit facilities	—	(1,372,500)
Proceeds from issuance of new bank credit facility	—	1,150,000
Change in zero balance cash accounts	(8,586)	(14,971)
Proceeds from issuance of stock	1,920	848
Proceeds from issuance of bonds	—	502,950
Deferred financing costs paid	—	(28,110)
Net cash (used in) provided by financing activities	(12,828)	52,753
Increase (decrease) in cash and cash equivalents	165,396	(22,579)
Cash and cash equivalents at beginning of period	334,755	365,321
Cash and cash equivalents at end of period	$500,151	$342,742
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $44 and $48)	$52,152	$61,205
Cash refunds of income taxes, net	$(35,982)	$(413)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 29, 2004 and May 31, 2003
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 29, 2004 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2004 Annual Report on Form 10-K filed with the SEC.

2.    Recent Accounting Pronouncements

Effective March 2, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption selected by the Company under provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" compensation expense recognized in fiscal 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date.

In January of 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities", subject to certain effective date deferrals. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations. In December of 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for variable interest entities until the end of the first reporting period that ends after March 15, 2004. FIN 46R applied to the Company's financial statements for the period ended May 29, 2004. The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

3.    Income (Loss) Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted income (loss) per share computation:

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
Numerator for income (loss) per share:
Net income (loss)	$63,333	$(38,822)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,356)	—

Income (loss) attributable to common stockholders – basic	$54,951	$(38,848)

Interest on convertible debt	$2,968	$—

Income (loss) attributable to common shareholders – diluted	$57,919	$(38,848)

Denominator:
Basic weighted average shares	516,837	515,198
Outstanding options	18,792	—
Convertible debt	38,462	—

Diluted weighted average shares	574,091	515,198

Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.11	$(0.08)
Diluted income (loss) per share	$0.10	$(0.08)

Diluted weighted average shares for the thirteen week period ended May 29, 2004 do not reflect potential common shares related to convertible preferred stock, as inclusion of these shares would be antidilutive. No potential shares of common stock have been included in the computation of diluted earnings per share for the thirteen week period ended May 31, 2003, as inclusion of these shares would be antidilutive. At May 29, 2004, an aggregate of 92,286 potential common shares related to stock options with exercise prices greater than average market price of the common stock during the period and convertible preferred stock have been excluded from the computation of diluted earnings per share. At May 31, 2003, an aggregate of 173,836 potential common shares related to stock options, convertible notes and preferred stock have been excluded from the computation of diluted earnings per share.

4.    Store Closing and Impairment Charges

Store closing and impairment (credits) charges consist of:

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
Impairment charges	$829	$831
Store and equipment lease exit (credits) charges	(5,416)	5,535
	$(4,587)	$6,366

Impairment charges

Impairment charges include non-cash charges of $829 and $831 for the thirteen week periods ended May 29, 2004 and May 31, 2003, respectively, for the impairment of long-lived assets at 11 stores, in each period. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and equipment lease exit charges (credits)

During the thirteen week periods ended May 29, 2004 and May 31, 2003, the Company recorded charges for one closed store in each period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The Company recorded a net closed store credit of $5,416 in the thirteen week period ended May 29, 2004, due primarily to the impact of adjustments to the risk-free rate of interest on the provision. The Company recorded net closed store expense of $5,535 in the thirteen week period ended May 31, 2003, due to the impact of interest accretion and adjustments to the risk-free rate of interest on the provision.

The reserve for store and equipment lease exit costs includes the following activity:

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
Balance – beginning of period	$254,361	$306,485
Provision for present value of noncancellable lease payments of stores designated to be closed	3,531	(95)
Changes in assumptions about future sublease income, terminations and changes in interest rates	(10,973)	3,604
Interest accretion	2,026	2,027
Cash payments, net of sublease income	(10,916)	(14,886)
Balance – end of period	$238,029	$297,135

The Company's revenues and income (loss) from operations for the thirteen week periods ended May 29, 2004 and May 31, 2003 include results from stores that have been closed as of May 29, 2004. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
Revenues	$7,610	$25,387
Loss from operations	(1,858)	(546)

Included in loss from operations for the thirteen weeks ended May 29, 2004, are depreciation and amortization charges of $46 and closed store liquidation charges of $1,686. Included in loss from operations for the thirteen weeks ended May 31, 2003, are depreciation and amortization charges of $256 and closed store liquidation charges of $983. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company usually transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

5.    Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis, pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangibles." Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of May 29, 2004 and February 28, 2004.

	May 29, 2004		February 28, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases and other	$301,523	$(176,208)	$298,475	$(173,774)
Prescription files	354,121	(302,378)	350,501	(298,530)
Total	$655,644	$(478,586)	$648,976	$(472,304)

Amortization expense for these intangible assets was $6,284 for the thirteen weeks ended May 29, 2004. The anticipated annual amortization expense for these intangible assets is 2005 – $20,503, 2006 – $16,701, 2007 – $18,617, 2008 – $16,598 and 2009 – $13,458.

6.    Income Taxes

The Company recorded income tax expense of $5,049 for the thirteen week period ended May 29, 2004 and no income tax expense or benefit for the thirteen week period ended May 31, 2003.

The provision for income taxes for the thirteen week period ended May 29, 2004 is for state and local income taxes. The expected federal income tax expense has been fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

The income tax benefit of the operating loss generated in the thirteen week period ended May 31, 2003 has been fully offset by a valuation allowance as a result of the Company's determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

The Company has undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

7.    Indebtedness and Credit Agreements

General

Following is a summary of indebtedness and lease financing obligations at May 29, 2004 and February 28, 2004:

	May 29, 2004	February 28, 2004
Secured Debt:
Senior secured credit facility due April 2008	$1,150,000	$1,150,000
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $3,768 and $4,158)	138,257	137,867
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $4,001 and $4,168)	355,999	355,832
9.5% senior secured notes due February 2011	300,000	300,000
Other	2,688	5,125
	1,946,944	1,948,824
Lease Financing Obligations	182,513	183,169
Unsecured Debt:
7.625% senior notes due April 2005	198,000	198,000
6.0% fixed-rate senior notes due December 2005	38,047	38,047
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $3,625 and $4,000)	246,375	246,000

	May 29, 2004	February 28, 2004
7.125% notes due January 2007	210,074	210,074
11.25% senior notes due July 2008	150,000	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $2,161 and $2,221)	147,839	147,779
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	140,000	140,000
	1,760,108	1,759,673
Total debt	3,889,565	3,891,666
Current maturities of long-term debt and lease financing obligations	(220,781)	(23,976)
Long-term debt and lease financing obligations, less current maturities	$3,668,784	$3,867,690

Credit Facility

The senior secured credit facility consists of a $1,150,000 term loan and a $700,000 revolving credit facility, and will mature on April 30, 2008. Borrowings under the senior secured credit facility currently bear interest either at LIBOR plus 3.00% for the term loan and 3.50% for the revolving credit facility, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.00% for the term loan and 2.50% for the revolving credit facility. The Company is required to pay fees of 0.50% per annum on the daily unused amount of the revolving facility. Amortization payments of $2,875 related to the term loan began on May 31, 2004, and continue on a quarterly basis until February 28, 2008, with a final payment of $1,104,000 due April 30, 2008.

The Company's ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable, inventory and prescription files. At May 29, 2004, the term loan was fully drawn and the Company had no outstanding draws on the revolving credit facility. At May 29, 2004, the Company had additional borrowing capacity of $573,242, net of outstanding letters of credit of $126,758.

Substantially all of Rite Aid Corporation's wholly owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments under the new senior secured credit facility. Rite Aid Corporation's direct obligations under the senior secured credit facility are unsecured.

The senior secured credit facility allows for the issuance of up to $150,000 in additional term loans or additional revolver availability. The Company may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided that the Company is not in default of any terms of the facility, nor is in violation of any financial covenants. The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,000,000 in secured debt in addition to the senior secured credit facility. At May 29, 2004, the remaining additional permitted secured debt under the new senior credit facility is $197,975. The Company has the ability to incur an unlimited amount of unsecured debt, if the terms of such unsecured indebtedness comply with certain terms set forth in the credit agreement and subject to the Company's compliance with certain financial covenants. If the Company issues unsecured debt that does not meet the credit agreement restrictions, it reduces the amount of available permitted secured debt. The senior secured credit facility also allows for the repurchase of any debt with a maturity prior to April 30, 2008, and for $200,000 of debt with a maturity after April 30, 2008, plus an additional amount based upon outstanding borrowings under the revolving credit facility and available cash at the time of the repurchase.

The senior secured credit facility contains customary covenants, which place restrictions on incurrence of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The senior secured credit facility also requires the Company to meet various financial ratios and limits capital expenditures. For the twelve months ending February 26, 2005, the covenants require the Company to maintain a maximum leverage ratio of 6.05:1. Subsequent to February 26, 2005, the ratio gradually decreases to 3.8:1 for the twelve months ending March 1, 2008. The Company must also maintain a minimum interest coverage ratio of 2.05:1 for the twelve months ending February 26, 2005. Subsequent to February 26, 2005, the ratio gradually increases to 3.25:1 for the twelve months ending March 1, 2008. In addition, the Company must maintain a minimum fixed charge ratio of 1.10:1 for the twelve months ending February 26, 2005. Subsequent to the period ending February 26, 2005, the ratio gradually increases to 1.25:1 for the twelve months ending March 1, 2008. Capital expenditures are limited to $386,085 for the fiscal year ending February 26, 2005.

The Company was in compliance with the covenants of the senior secured credit facility and its other debt instruments as of May 29, 2004. With continuing improvements in operating performance, the Company anticipates that it will remain in compliance with its debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect the Company's ability to remain in compliance with the applicable debt maintenance covenants.

The senior secured credit facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of our debt to accelerate the maturity of debt having a principal amount in excess of $25,000.

As a result of the placement of the senior secured credit facility on May 28, 2003, the Company recorded a loss on debt modification in the thirteen week period ended May 31, 2003 of $43,197 (which included the write-off of previously deferred debt issue costs of $35,120).

Other Transactions

During the thirteen week period ended May 31, 2003, the Company made open market purchases of the following debt securities:

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain
6.0% fixed rate senior notes due 2005	$37,848	$36,853	$865
7.125% notes due 2007	124,926	120,216	4,314
6.875% senior debentures due 2013	15,227	13,144	1,981
7.7% notes due 2027	5,000	4,219	715
6.875% fixed rate senior notes due 2028	10,000	7,975	1,895
Total	$193,001	$182,407	$9,770

The gain on the transactions listed above is recorded as part of the loss on debt modification in the accompanying statement of operations for the thirteen week period ended May 31, 2003.

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2005 and the succeeding four fiscal years are as follows: 2005 – $9,002, 2006 – $250,794, 2007 – $606,649, 2008 – $12,371, 2009 – $1,404,092, and $1,424,144 in 2010 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Rite Aid Corporation's direct obligations under the senior credit facility are unsecured. The 12.5% senior secured notes due 2006, the 8.125% senior secured notes due 2010 and the 9.5% senior secured notes due 2011 are guaranteed by substantially all of the Company's wholly-owned subsidiaries that guarantee the senior secured credit facility and the Company's obligations under such notes are secured on a second priority basis by the same collateral as the senior secured credit facility.

The subsidiary guarantees related to the Company's senior secured credit facility and second priority bond issuances are full and unconditional and joint and several. Also, the parent company's assets and operations are not material and subsidiaries not guaranteeing the senior secured credit facility and bond issuances are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

8.    Retirement Plans

Net periodic pension expense recorded in the thirteen week periods ended May 29, 2004 and May 31, 2003, respectively, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Service cost	$1,350	$653	$17	$21
Interest cost	1,200	1,153	246	346
Expected return on plan assets	(1,250)	(370)	—	—
Amortization of unrecognized net transition obligation	—	—	21	21
Amortization of unrecognized prior service cost	175	113	—	—
Amortization of unrecognized net gain	475	821	89	83
Net pension expense	$1,950	$2,370	$373	$471

9.    Commitments and Contingencies

Legal Proceedings

Federal investigations

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. The Company is cooperating fully with the United States Attorney. The Company has begun settlement discussions with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against the Company if it enters into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company has recorded an accrual of $20,000 in fiscal 2003 in connection with the resolution for these matters; however, the Company may incur charges in excess of that amount and is unable to estimate the possible range of loss. The Company will continue to evaluate its estimate and to the extent that additional information arises or our strategy changes, the Company will adjust our accrual accordingly.

These investigations and settlement discussions are ongoing and the Company cannot predict their outcomes. If the Company was convicted of any crime, certain licenses and government contracts such as Medicaid plan reimbursement agreements that are material to the Company's operations may be revoked, which would have a material adverse effect on the Company's results of operations, financial condition or cash flows. In addition, substantial penalties, damages or other monetary remedies assessed against us, including a settlement, could also have a material adverse effect on the Company's results of operations, financial condition or cash flows.

Reimbursement Matters

The investigations conducted by multiple state attorney generals and the United States Department of Justice related to the Company's reimbursement practices for partially filled prescriptions and fully filled prescriptions that are not picked up by ordering customers have been concluded. In addition, the lawsuit filed in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers has been settled. Under the agreement, in June 2004 the Company paid $7,225, which was previously accrued, to settle these matters. The Company believes that these investigations are similar to investigations that were undertaken with respect to the practices of others in the retail drug industry. The complaint will be dismissed with prejudice.

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

10.    Subsequent Events

In June 2004, the Company repurchased $26,000 of its 7.125% notes due January 2007 and $12,000 of its 6.875% notes due December 2028. The Company will record a net gain on debt modifications and retirements of $1,586 on these transactions.

In June 2004, the Company adopted, upon receipt of shareholder approval, the 2004 Omnibus Equity Plan ("the Plan"). Under the Plan, 20,000 shares of common stock will be authorized for granting of restricted stock, stock options, phantom stock, stock bonus awards, and other equity based awards at the discretion of the Board of Directors.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen week period ended May 29, 2004 was $63.3 million, compared to net loss of $38.8 million for the thirteen week period ended May 31, 2003. Increased revenues and improvements in gross margin and selling, general and administrative expenses ("SG&A") as a percent of sales all contributed to the improvement in our operating results, and are described in further detail in the Results of Operations section below. In addition, during the thirteen week period ended May 31, 2003, we recorded a loss on debt modifications and retirements of $33.4 million. This loss consisted of a loss of $43.2 million related to the termination of our then existing senior secured credit facility and the issuance of our current senior secured credit facility, offset by net gains of $9.8 million related to several debt instruments that were repurchased in the thirteen week period ended May 31, 2003. These transactions are described in more detail in the Liquidity and Capital Resources section below.

Results Of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
	(dollars in thousands)
Revenues	$4,244,357	$4,046,168
Revenue growth	4.9%	3.1%
Same store sales growth	5.3%	4.3%
Pharmacy sales growth	5.0%	4.6%
Same store pharmacy sales growth	5.4%	5.7%
Pharmacy sales as a % of total sales	64.6%	64.5%
Third party sales as a % of total pharmacy sales	93.7%	93.1%
Front-end sales growth	4.7%	0.5%
Same store front-end sales growth	5.2%	1.8%
Front-end sales as a % of total sales	35.4%	35.5%
Store data:
Total stores (beginning of period)	3,382	3,404
New stores	—	—
Closed stores	(9)	(8)
Store acquisitions, net	1	—
Total stores (end of period)	3,374	3,396
Remodeled stores	48	41
Relocated stores	3	1

Revenues

The 4.9% growth in revenues for the thirteen week period ended May 29, 2004, was driven by pharmacy sales growth of 5.0% and front end sales growth of 4.7%. The pharmacy sales growth is from a same store sales increase of 5.4% for the thirteen week period ended May 29, 2004, due to an increase in price per prescription. This increase was driven by inflation and a shift in Memorial Day, partially offset by an increase in generic sales mix. Partially offsetting the increase in price per prescription was a slight decrease in the number of prescriptions filled, due primarily to the impact of a weaker cold and flu season, certain third party payors requiring customers to use mail order for certain prescriptions and a reduction in hormone therapy prescriptions. Front-end sales growth is from a same store sales increase of 5.2% in the thirteen week period ended May 29, 2004, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins, and improved assortments.

Pharmacy and front-end same store sales increases in the thirteen week period ended May 29, 2004, benefited from increased business in our Southern California stores, driven by the migration of customers impacted by a union strike at several grocery store chains. The union strike ended in March 2004. We have been successful in retaining a significant amount of the customers in the pharmacy and front-end parts of our business.

The 3.1% growth in revenues for the thirteen week period ended May 31, 2003 was driven by pharmacy sales growth of 4.6% and front-end sales growth of 0.5%. The pharmacy sales growth is from an increase in same store sales of 5.7% for the thirteen week period ended May 31, 2003, due to an increase in sales price per prescription, partially offset by a change in prescription mix. The increase in sales price per prescription was driven by inflation and favorable industry trends. The positive impact of the change in price per prescription was offset by an increase in the generic sales mix, a reduction in hormone therapy and non-sedating antihistamine prescriptions, the impact of a less severe cold and flu season than in the prior year, and a slow start to the allergy season. Front-end sales growth is from a same store sales increase of 1.8% in the thirteen week period ended May 31, 2003, primarily as a result of improvement in most core categories and improved assortments.

Costs and Expenses

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,191,834	$3,068,175
Gross profit	1,052,523	977,993
Gross margin	24.8%	24.2%
Selling, general and administrative expenses	908,863	889,733
Selling, general and administrative expenses as a percentage of revenues	21.4%	22.0%
Stock-based compensation expense	3,982	9,835
Store closing and impairment charges (credits)	(4,587)	6,366
Interest expense	77,801	78,958
Loss on debt modifications and retirements, net	—	33,427
Gain on sale of assets and investments, net	(1,918)	(1,504)

Cost of Goods Sold

Gross margin was 24.8% for the thirteen week period ended May 29, 2004, compared to 24.2% for the thirteen week period ended May 31, 2003. Gross margin was positively impacted by improvements in pharmacy margin, which was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements. These items were partially offset by lower reimbursement rates. Gross margin was also positively impacted by flat occupancy costs on a higher sales base and lower LIFO related charges. These items offset a slight decline in front-end margin rate, which was primarily due to a decrease in one-hour photo gross margin.

We use the last-in, first out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales include a LIFO provision of $10.7 million for the thirteen week period ended May 29, 2004 versus $15.0 million for the thirteen week period ended May 31, 2003.

Selling, General and Administrative Expenses

SG&A expenses were 21.4% as a percentage of revenues for the thirteen week period ended May 29, 2004 compared to 22.0% for the thirteen week period ended May 31, 2003. The improvement in SG&A expenses as a percentage of revenues for the thirteen week period ended May 29, 2004 was due to better leveraging of our salary and fixed costs resulting from higher revenues and decreased depreciation and amortization charges resulting from certain store equipment and intangible assets becoming completely depreciated and amortized. Also contributing to the improvement in SG&A as a percentage of revenues was the timing of holiday pay related to the Memorial Day holiday, which is included in the thirteen week period ended May 31, 2003. Holiday pay related to the current year Memorial Day holiday will be incurred in the thirteen week period ending August 28, 2004.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $4.0 million and $9.8 million in the thirteen week periods ended May 29, 2004 and May 31, 2003, respectively. The reduction in expense in the thirteen week period ended May 29, 2004 is due to awards granted in prior years becoming fully vested.

Store Closing and Impairment Charges

Store closing and impairment (credits) charges consist of:

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
	(dollars in thousands)
Impairment charges	$829	$831
Store and equipment lease exit charges (credits)	(5,416)	5,535
	$(4,587)	$6,366

Impairment Charges:    Impairment charges include non-cash charges of $0.8 million and $0.8 million in the thirteen week periods ended May 29, 2004 and May 31, 2003, respectively, for the impairment of long-lived assets at 11 stores, in each period. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and Equipment Lease Exit (Credits) Charges:    During the thirteen week periods ended May 29, 2004 and May 31, 2003, we recorded charges for one closed store in each period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. We recorded a closed store credit of $5.4 million in the thirteen week period ended May 29, 2004, due primarily to the impact of adjustments to the risk-free rate of interest on the provision. We recorded closed store expense of $5.5 million in the thirteen week period ended May 31, 2003, due to the impact of interest accretion and adjustments to the risk-free rate of interest on the provision.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $77.8 million for the thirteen week period ended May 29, 2004, compared to $79.0 million for the thirteen week period ended May 31, 2003. The decrease in interest expense was due to a decrease in debt issue cost amortization. The weighted average interest rates, excluding capital leases, on our indebtedness for the thirteen week periods ended May 29, 2004 and May 31, 2003 were 6.77% and 6.87%, respectively.

Income Taxes

The provision for income taxes for the thirteen week period ended May 29, 2004 of $5.0 million is for state and local income taxes. The expected federal income tax expense has been fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

The income tax benefit of the operating loss generated in the thirteen week period ended May 31, 2003 has been fully offset by a valuation allowance as a result of our determination that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

Credit Facility

Our senior secured credit facility consists of a $1.15 billion term loan and a $700.0 million revolving credit facility, and will mature on April 30, 2008. Our ability to borrow under the senior secured credit facility is based on a specified borrowing base consisting of eligible accounts receivable, inventory and prescription files. On May 29, 2004, we had $573.2 million in additional available borrowing capacity under the revolving credit facility net of outstanding letters of credit of $126.8 million.

Substantially all of Rite Aid Corporation's wholly owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments under the senior secured credit facility. Rite Aid Corporation's direct obligations under the senior secured credit facility are unsecured.

The senior secured credit facility allows for the issuance of up to $150.0 million in additional term loans or additional revolver availability. We may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided we are not in default of any terms of the facility, nor are in violation of any financial covenants. The senior secured credit facility allows us to have outstanding, at any time, up to $1.0 billion in secured debt, in addition to the senior secured credit facility. At May 29, 2004, the remaining additional permitted secured debt under the senior secured credit facility is $198.0 million. We also have the ability to incur an unlimited amount of unsecured debt, if the terms of such unsecured indebtedness comply with certain terms set forth in the credit agreement and subject to our compliance with certain financial covenants. If we issue unsecured debt that does not meet the credit agreement restrictions, it reduces the amount of available permitted secured debt. The senior secured credit facility also allows for the repurchase of any debt with a maturity prior to April 30, 2008, and for $200.0 million of debt with a maturity after April 30, 2008, plus an additional amount based upon outstanding borrowings under the revolving credit facility and available cash at the time of the repurchase.

The senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt, the payment of dividends, mergers, liens and sale and leaseback transactions. The senior secured credit facility also requires us to meet various financial ratios and limits capital expenditures. For the twelve months ending February 26, 2005, the covenants require us to maintain a maximum leverage ratio of 6.05:1. Subsequent to February 26, 2005, the ratio gradually decreases to 3.80:1 for the twelve months ending March 1, 2008. We must also maintain a minimum interest coverage ratio of 2.05:1 for the twelve months ending February 26, 2005. Subsequent to February 26, 2005, the ratio gradually increases to 3.25:1 for the twelve months ending March 1, 2008. In addition, we must maintain a minimum fixed charge ratio of 1.10:1 for the twelve months ending February 26, 2005. Subsequent to the twelve months ending February 26, 2005, the ratio gradually increases to 1.25:1 for the twelve months ending March 1, 2008. Capital expenditures are limited to $386.1 million for the fiscal year ending February 26, 2005, with the allowable amount increasing in subsequent years.

We were in compliance with the covenants of the senior secured credit facility and our other debt instruments as of May 29, 2004. With continuing improvements in operating performance, we anticipate that we will remain in compliance with our debt covenants. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt maintenance covenants.

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

Other Transactions

In June 2004, we repurchased $26.0 million of our 7.125% notes due January 2007 and $12.0 million of our 6.875% notes due December 2028. We will record a net gain on debt modifications and retirements of $1.6 million on these transactions.

During the thirteen week period ended May 31, 2003, we repurchased the following securities (in thousands):

Debt Repurchased	Principal Amount Repurchased	Amount Paid	Gain
6.0% fixed rate senior notes due 2005	$37,848	$36,853	$865
7.125% notes due 2007	124,926	120,216	4,314
6.875% senior debentures due 2013	15,227	13,144	1,981
7.7% notes due 2027	5,000	4,219	715
6.875% fixed rate senior notes due 2028	10,000	7,975	1,895
Total	$193,001	$182,407	$9,770

The gain on the transactions listed above is recorded as part of the loss on debt modification in the accompanying statement of operations for the thirteen week period ended May 31, 2003.

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2005 and the succeeding four fiscal years are as follows: 2005-$9.0 million, 2006-$250.8 million, 2007-$606.6 million, 2008-$12.4 million, 2009-$1,404.1 million, and $1,424.1 million in 2010 and thereafter.

Other

As of May 29, 2004, we had no material off balance sheet arrangements. Our contractual obligations and commitments, which consist primarily of debt, capital and operating leases, open purchase orders, lease guarantees, and outstanding letters of credit have not changed materially from the amounts disclosed in our Fiscal 2004 10-K.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $216.6 million of cash in the thirteen week period ended May 29, 2004 and provided $49.8 million of cash in the thirteen week period ended May 31, 2003. Operating cash flow for the thirteen week period ended May 29, 2004 was provided through improved operating results, income tax refunds of $36.0 million, increases in accounts payables and decreases in accounts receivable, which offset $52.2 million in interest payments and increases in inventory. Operating cash flow for the thirteen week period ended May 31, 2003 was provided through improved operating results and increases in accounts payable, which offset $61.2 million of interest payments and increases in accounts receivable and inventory.

Cash used in investing activities was $38.3 million for the thirteen week period ended May 29, 2004 due to expenditures for property, plant and equipment and intangible assets, offset by proceeds from asset dispositions. Cash used in investing activities was $125.1 million for the thirteen week period ended May

31, 2003, due primarily to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement. Also impacting cash used in investing activities were expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from asset dispositions.

Cash used in financing activities was $12.8 million for the thirteen week period ended May 29, 2004, due to the impact of scheduled debt payments and the change in zero balance cash accounts. Cash provided by financing activities was $52.8 million for the thirteen week period ended May 31, 2003. Cash provided by financing activities in the thirteen week period ended May 31, 2003 was positively impacted by proceeds from bond issuances, offset by the change in our credit facility and the repurchase of several bonds.

Capital Expenditures

During the thirteen week period ended May 29, 2004, we incurred capital expenditures of $41.8 million consisting of $19.4 million related to new store construction, store relocation and other store construction projects. An additional $22.4 million was related to other store improvement activities and the purchase of prescription files from independent pharmacists. We plan to make total capital expenditures of approximately $275 to $325 million during fiscal 2005. These expenditures consist of approximately $175 to $205 million related to new store construction, store relocation and store remodel projects, $70 to $80 million dedicated to technology enhancements, improvements to distribution centers and other corporate requirements, and $30 to $40 million dedicated to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations. During the thirteen week period ended May 31, 2003, we spent $133.7 million on capital expenditures, consisting of $11.0 million related to new store construction, store relocation and other store construction projects. An additional $15.8 million was related to other store improvement activities and the purchase of prescription files from independent pharmacists. Additionally, during the thirteen week period ended May 31, 2003, we incurred capital expenditures of $106.9 million related to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with cash equivalent investments and available borrowing under the senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2005. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", subject to certain effective date deferrals. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on our financial position or results of operations. In December of 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for variable interest entities until the end of the first reporting period that ends after March 15, 2004. FIN 46R applied to our financial statements for the period ended May 29, 2004. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview" and "Factors Affecting our Future Prospects" included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, which we filed with the SEC on April 26, 2004.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The major market risk exposure is changing interest rates. Increases in interest rates would increase our interest expense. Since the end of fiscal 2004, our primary risk exposure has not changed. We enter into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. Our policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 29, 2004.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at May 29, 2004
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$377	$236,419	$595,149	$871	$300,092	$1,424,144	$2,557,052	$2,555,705
Average Interest Rate	8.00%	7.36%	7.50%	8.00%	8.69%	8.20%	8.01%
Variable Rate	8,625	$14,375	$11,500	$11,500	$1,104,000	$—	$1,150,000	$1,150,000
Average Interest Rate	4.10%	4.10%	4.10%	4.10%	4.10%	—%	4.10%

As of May 29, 2004, 29.6% of our total debt is subject to fluctuations in variable interest rates.

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

As of May 29, 2004, the ratings on our new senior secured credit facility were BB by Standard & Poor's and Ba3 by Moody's. The interest rate on the variable rate borrowings on this facility are LIBOR plus 3.00% for the term loan and 3.50% for the revolving credit facility.

ITEM 4.    Controls and Procedures

(a) Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately, and on a timely basis. Based on each evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Changes In Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

The investigations conducted by multiple state attorneys general and the United States Department of Justice related to our reimbursement practices for partially filled prescriptions and fully filled prescriptions that are not picked up by ordering customers have been concluded. In addition, the lawsuit filed in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that we defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers has been settled. Under the settlement agreement we paid $7.2 million in June 2004, which was previously accrued. We believe that these investigations are similar to investigations that were undertaken with respect to the practices of others in the retail drug industry. The complaint will be dismissed with prejudice.

ITEM 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We have not sold any unregistered equity securities covered by this report, nor have we repurchased any equity securities during the period covered by this report.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the thirteen week period ended May 29, 2004.

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Pay-in-Kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q, filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York,, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer and BNY Midwest Trust Company, as trustee, related to the Company's 11 ¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, Related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
11	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as adopted persuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Rite Aid filed the following current reports on Form 8-K during the thirteen week period ended May 29, 2004:

1.    Rite Aid Corporation did not file any Current Reports on Form 8-K during the thirteen week period ended May 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 29, 2004	RITE AID CORPORATION By: /s/ ROBERT B. SARI Robert B. Sari Senior Vice President and General Counsel
Date: June 29, 2004	By: /s/ JOHN T. STANDLEY John T. Standley Senior Executive Vice President, Chief Administrative Officer, and Chief Financial Officer