Form 10-Q
period 2004-08-28
RITE AID CORP
filed 2004-09-28
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-5742

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

The registrant had 517,681,387 shares of its $1.00 par value common stock outstanding as of September 25, 2004.

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

•	our high level of indebtedness;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our ability to improve the operating performance of our existing stores in accordance with our management's long term strategy;

•	our ability to hire and retain pharmacists and other store personnel;

•	the outcomes of pending lawsuits and governmental investigations;

•	competitive pricing pressures and continued consolidation of the drugstore industry; and

•	the efforts of third party payors to reduce prescription drug reimbursements and encourage mail order, changes in state or federal legislation or regulations, the success of planned advertising and merchandising strategies, general economic conditions and inflation, interest rate movements, access to capital, and our relationships with our suppliers.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	August 28, 2004	February 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$406,885	$334,755
Accounts receivable, net	636,800	670,004
Inventories, net	2,291,007	2,223,171
Prepaid expenses and other current assets	99,190	150,067
Total current assets	3,433,882	3,377,997
Property, plant and equipment, net	1,844,414	1,883,808
Goodwill	684,535	684,535
Other intangibles, net	178,537	176,672
Other assets	142,495	123,667
Total assets	$6,283,863	$6,246,679

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$193,272	$23,976
Accounts payable	819,474	758,290
Accrued salaries, wages and other current liabilities	697,375	701,484
Total current liabilities	1,710,121	1,483,750
Convertible notes	246,750	246,000
Long-term debt, less current maturities	3,210,402	3,451,352
Lease financing obligations, less current maturities	168,404	170,338
Other noncurrent liabilities	853,691	885,975
Total liabilities	6,189,368	6,237,415
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, par value $1 per share, liquidation value $100 per share	434,682	417,803
Common stock, par value $1 per share	517,743	516,496
Additional paid-in capital	3,127,219	3,133,277
Accumulated deficit	(3,962,270)	(4,035,433)
Accumulated other comprehensive loss	(22,879)	(22,879)
Total stockholders' equity	94,495	9,264
Total liabilities and stockholders' equity	$6,283,863	$6,246,679

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	August 28, 2004	August 30, 2003
Revenues	$4,123,906	$4,052,091
Costs and expenses:
Cost of goods sold, including occupancy costs	3,097,789	3,087,845
Selling, general and administrative expenses	926,153	902,199
Store closing and impairment charges (credits)	13,932	(8,994)
Interest expense	76,519	79,409
(Gain) loss on debt modifications and retirements, net	(791)	1,888
(Gain) loss on sale of assets and investments, net	(254)	342
	4,113,348	4,062,689
Income (loss) before income taxes	10,558	(10,598)
Income tax expense	728	—
Net income (loss)	$9,830	$(10,598)
Computation of income (loss) applicable to common stockholders:
Net income (loss)	$9,830	$(10,598)
Accretion of redeemable preferred stock	(25)	(26)
Cumulative preferred stock dividends	(8,523)	(7,874)
Income (loss) attributable to common stockholders	$1,282	$(18,498)
Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.00	$(0.04)
Diluted income (loss) per share	$0.00	$(0.04)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Twenty-Six Week Period Ended
	August 28, 2004	August 30, 2003
Revenues	$8,368,263	$8,098,259
Costs and expenses:
Cost of goods sold, including occupancy costs	6,289,623	6,156,020
Selling, general and administrative expenses	1,838,998	1,801,767
Store closing and impairment charges (credits)	9,345	(2,628)
Interest expense	154,320	158,367
(Gain) loss on debt modifications and retirements, net	(791)	35,315
Gain on sale of assets and investments, net	(2,172)	(1,162)
	8,289,323	8,147,679
Income (loss) before income taxes	78,940	(49,420)
Income tax expense	5,777	—
Net income (loss)	$73,163	$(49,420)
Computation of income (loss) applicable to common stockholders:
Net income (loss)	$73,163	$(49,420)
Accretion of redeemable preferred stock	(51)	(52)
Cumulative preferred stock dividends	(16,879)	(7,874)
Income (loss) attributable to common stockholders	$56,233	$(57,346)
Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.11	$(0.11)
Diluted income (loss) per share	$0.11	$(0.11)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Twenty-Six Week Period Ended
	August 28, 2004	August 30, 2003
Operating activities:
Net income (loss)	$73,163	$(49,420)
Adjustments to reconcile to net cash provided by (used in) operations:
Depreciation and amortization	125,099	130,672
Stock-based compensation expense	9,105	18,682
Store closing and impairment charges (credits)	9,345	(2,628)
(Gain) loss on debt modifications and retirements, net	(791)	35,315
Gain on sale of assets and investments, net	(2,172)	(1,162)
Changes in income tax receivables and payables	38,342	—
Changes in operating assets and liabilities	(19,603)	(192,656)
Net cash provided by (used in) operating activities	232,488	(61,197)
Investing activities:
Expenditures for property, plant and equipment	(75,828)	(158,493)
Intangible assets acquired	(12,720)	(7,608)
Proceeds from dispositions	4,116	14,436
Net cash used in investing activities	(84,432)	(151,665)
Financing activities:
Principal payments on long-term debt	(74,157)	(199,204)
Principal payments on bank credit facilities	(2,875)	(1,372,500)
Proceeds from issuance of new bank credit facilities	—	1,150,000
Change in zero balance cash accounts	(1,858)	55,940
Proceeds from issuance of stock	2,964	1,271
Proceeds from issuance of bonds	—	502,950
Deferred financing costs paid	—	(30,985)
Net cash (used in) provided by financing activities	(75,926)	107,472
Increase (decrease) in cash and cash equivalents	72,130	(105,390)
Cash and cash equivalents at beginning of period	334,755	365,321
Cash and cash equivalents at end of period	$406,885	$259,931
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $70 and $91, respectively)	$143,927	$146,892
Cash (refunds) payments of income taxes, net	$(31,763)	$2,169
Fixed assets financed under capital leases	$10,191	$9,025

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 28, 2004 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2004 Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

2.    Recent Accounting Pronouncements

Effective March 2, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation". Under the modified prospective method of adoption selected by the Company under provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" stock-based compensation expense recognized in fiscal 2004 and 2005 is the same as that which would have been recognized had the recognition provision of SFAS No. 123 been applied from its original effective date.

In January of 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities", subject to certain effective date deferrals. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations. In December of 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for variable interest entities until the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46R, which was effective February 29, 2004, did not have a material impact on the Company's financial position or results of operations.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

3.    Income (Loss) Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted income (loss) per share computation:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Numerator for income (loss) per share:
Net income (loss)	$9,830	$(10,598)	$73,163	$(49,420)
Accretion of redeemable preferred stock	(25)	(26)	(51)	(52)
Cumulative preferred stock dividends	(8,523)	(7,874)	(16,879)	(7,874)
Income (loss) attributable to common stockholders – basic and diluted	$1,282	$(18,498)	$56,233	$(57,346)
Denominator:
Basic weighted average shares	517,589	515,402	517,213	515,227
Outstanding options	16,285	—	17,483	—
Diluted weighted average shares	533,874	515,402	534,696	515,227
Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.00	$(0.04)	$0.11	$(0.11)
Diluted income (loss) per share	$0.00	$(0.04)	$0.11	$(0.11)

Diluted weighted average shares for the thirteen and twenty-six week periods ended August 28, 2004 do not reflect potential common shares related to convertible preferred stock or convertible notes, as inclusion of these shares would be antidilutive. No potential shares of common stock have been included in the computation of diluted earnings per share for the thirteen and twenty-six week periods ended August 30, 2003, as the Company incurred losses in these periods and their inclusion would be antidilutive. At August 28, 2004, an aggregate of 134,822 potential common shares related to stock options, convertible notes and preferred stock have been excluded from the computation of diluted earnings per share. At August 30, 2003, an aggregate of 175,432 potential common shares related to stock options, convertible notes and preferred stock have been excluded from the computation of diluted earnings per share.

4.    Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Impairment charges	$70	$1,186	$899	$2,017
Store and equipment lease exit charges (credits)	13,862	(10,180)	8,446	(4,645)
	$13,932	$(8,994)	$9,345	$(2,628)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Impairment charges

Impairment charges include non-cash charges of $70 and $1,186 for the thirteen week periods ended August 28, 2004 and August 30, 2003, respectively, for the impairment of long-lived assets at 11 and 14 stores, respectively. Impairment charges include non-cash charges of $899 and $2,017 for the twenty-six week periods ended August 28, 2004 and August 30, 2003, respectively, for the impairment of long-lived assets at 22 and 25 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and equipment lease exit charges (credits)

During the thirteen week periods ended August 28, 2004 and August 30, 2003, the Company recorded charges for 5 stores and 1 store, respectively. During the twenty-six week periods ended August 28, 2004 and August 30, 2003, the Company recorded charges for 6 and 2 stores, respectively. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The Company recorded a net closed store charge of $13,862 in the thirteen week period ended August 28, 2004, due to store closures, the impact of interest accretion and adjustments to the risk-free rate of interest on the provision. The effect of changes in the risk-free rate of interest during the thirteen week period ended August 30, 2003 resulted in a net closed store credit of $10,180. The Company recorded a net closed store charge of $8,446 in the twenty-six week period ended August 28, 2004, due to store closures, the impact of interest accretion and adjustments to the risk-free rate of interest on the provision. The effect of changes in the risk-free rate of interest and interest accretion during the twenty-six week period ended August 30, 2003 resulted in a net closed store credit of $4,645.

The reserve for store and equipment lease exit costs includes the following activity:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Balance – beginning of period	$238,029	$297,135	$254,361	$306,485
Provision for present value of noncancellable lease payments of store closings	8,459	996	11,990	901
Changes in assumptions about future sublease income, terminations and changes in interest rates	4,563	(13,024)	(6,410)	(9,421)
Reversals of reserves for stores that management has determined will remain open	(1,279)	—	(1,279)	—
Interest accretion	2,119	1,848	4,145	3,875
Cash payments, net of sublease income	(10,557)	(11,258)	(21,473)	(26,143)
Balance – end of period	$241,334	$275,697	$241,334	$275,697

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The Company's revenues and net income (loss) from operations for the thirteen and twenty-six week periods ended August 28, 2004 and August 30, 2003 include results from stores that have been closed as of August 28, 2004. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Revenues	$6,413	$22,616	$17,905	$52,634
Loss from operations	(1,812)	(3,275)	(3,952)	(4,182)

Included in these stores loss from operations for the thirteen weeks ended August 28, 2004 and August 30, 2003, are depreciation and amortization charges of $28 and $168 and closed store liquidation charges of $1,709 and $2,246, respectively. Included in these stores loss from operations for the twenty-six weeks ended August 28, 2004 and August 30, 2003, are depreciation and amortization charges of $101 and $452 and closed store liquidation charges of $3,395 and $3,229, respectively. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

5.    Receivables

On September 22, 2004, the Company entered into receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, the Company will sell substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE). The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company's affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables, and for the SPE to borrow funds secured by these receivables of up to $400,000. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. At September 22, 2004, proceeds from the sale of receivables to the SPE totaled $305,000. These proceeds were used to repay outstanding amounts under the existing senior secured credit facility, as described in Note 8 "Indebtedness and Credit Agreements". The Company paid one-time arrangement and marketing fees of $2,400 at the closing date. The Company must pay an ongoing program fee of approximately LIBOR plus 1.10% on the amount sold to the SPE under the securitization agreements, and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. All costs related to this facility will be recorded as a component of selling, general and administrative expenses. Rite Aid Corporation guarantees performance of certain obligations of the SPE, but not the collectibility of the receivables.

The vehicles that make loans to the SPE have a commitment to lend that ends September 2005 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, the Company has access to a backstop credit facility, which is backed by a group of financial institutions. The backstop facility is committed through September 2007.

The Company believes that the transaction will meet the criteria for sales treatment in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, the Company believes that consolidation will not be appropriate in accordance with FIN 46R, "Consolidation of Variable Interest Entities".

6.    Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis, pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangibles". Intangible assets other than goodwill are finite-lived

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of August 28, 2004 and February 28, 2004.

	August 28, 2004		February 28, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases and other	$306,314	$(180,053)	$298,475	$(173,774)
Prescription files	357,158	(304,882)	350,501	(298,530)
Total	$663,472	$(484,935)	$648,976	$(472,304)

Amortization expense for these intangible assets was $7,312 and $13,596 for the thirteen and twenty-six weeks ended August 28, 2004. Amortization expense for these intangible assets was $8,840 and $18,255 for the thirteen and twenty-six weeks ended August 30, 2003. The anticipated annual amortization expense for these intangible assets is 2005 – $26,555, 2006 – $24,347, 2007 – $20,898, 2008 – $17,820 and 2009 – $13,948.

7.    Income Taxes

The Company recorded income tax expense of $728 and $5,777 for the thirteen and twenty-six week periods ended August 28, 2004 and no income tax expense or benefit for the thirteen and twenty-six week periods ended August 30, 2003.

The provision for income taxes for the twenty-six week period ended August 28, 2004 is for state and local income taxes. The expected federal income tax expense has been fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

The income tax benefit of the operating loss generated in the twenty-six week period ended August 30, 2003 has been fully offset by a valuation allowance as a result of the Company's determination that, based on the then available evidence, it was more likely than not that the deferred tax assets would not be realized.

The Company had undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

8.    Indebtedness and Credit Agreements

General

Following is a summary of indebtedness and lease financing obligations at August 28, 2004 and February 28, 2004:

	August 28, 2004	February 28, 2004
Secured Debt:
Senior secured credit facility due April 2008	$1,147,125	$1,150,000
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $3,379 and $4,158)	138,646	137,867
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $3,834 and $4,168)	356,166	355,832
9.5% senior secured notes due February 2011	300,000	300,000
Other	2,551	5,125
	1,944,488	1,948,824
Lease Financing Obligations	179,297	183,169
Unsecured Debt:
7.625% senior notes due April 2005	170,500	198,000
6.0% fixed-rate senior notes due December 2005	38,047	38,047
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $3,250 and $4,000)	246,750	246,000
7.125% notes due January 2007	184,074	210,074
11.25% senior notes due July 2008	150,000	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $2,101 and $2,221)	147,899	147,779
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	140,000
	1,695,043	1,759,673
Total debt	3,818,828	3,891,666
Short-term debt and current maturities of long-term debt and lease financing obligations	(193,272)	(23,976)
Long-term debt and lease financing obligations, less current maturities	$3,625,556	$3,867,690

Credit Facility

At August 28, 2004, the Company had a senior credit facility that consisted of a $1,147,125 term loan and a $700,000 revolving credit facility. At that time the term loan was fully drawn and the Company had no outstanding draws on the revolving credit facility. Also, the Company had additional borrowing capacity of $581,861 on the revolving credit facility, net of outstanding letters of credit of $118,139. The Company was in compliance with the covenants of the senior secured credit facility and its other debt instruments as of August 28, 2004.

As a result of the placement of this facility in the previous fiscal year, the Company recorded a loss on debt modification in the twenty-six week period ended August 30, 2003 of $43,197.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

New Credit Facility

On September 22, 2004, the Company replaced its senior secured credit facility with a new senior secured credit facility. The new facility consists of a $450,000 term loan and a $950,000 revolving credit facility, and will mature in September, 2009. The proceeds of the loans made on the closing date of the new credit facility along with available cash and proceeds from the securitization facility were used to repay outstanding amounts under the old credit facility and at closing, the Company had borrowings under the revolving credit facility of $60,000. Borrowings under the new credit facility currently bear interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Company is required to pay fees of 0.375% per annum on the daily unused amount of the revolving facility. Amortization payments of $1,125 related to the new term loan begin on November 30, 2004 and continue on a quarterly basis until May 31, 2009, with a final payment of $428,625 due on August 31, 2009.

Substantially all of Rite Aid Corporation's wholly owned subsidiaries guarantee the obligations under the new senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments under the new senior secured credit facility. Rite Aid Corporation's direct obligations under the new senior secured credit facility are unsecured.

The new senior secured credit facility allows for the issuance of up to $700,000 in additional term loans or additional revolver availability. Rite Aid may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided the Company is not in default of any of the terms of the facility, nor is in violation of any financial covenants. The new senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the senior secured credit facility. The Company also has the ability to incur an unlimited amount of unsecured debt, if the debt does not mature or require scheduled payments of principal prior to December 31, 2009. The Company has the ability to incur an additional unsecured debt of up to $200,000 with a scheduled maturity prior to December 31, 2009. The maximum amount of additional secured subordinated debt, and unsecured debt with a maturity prior to December 31, 2009 that can be incurred is $1,800,000. As of the date of the closing of the new credit facility, remaining additional permitted secured subordinated debt under the new senior credit facility is $997,975. The new senior secured credit facility also allows for the repurchase of any debt with a maturity on or before September 22, 2009, and for the repurchase of debt with a maturity after September 22, 2009, if the Company maintains availability on the revolving credit facility of at least $300,000.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, mergers and the granting of liens. The new senior secured credit facility also requires the Company to meet certain financial ratios, but only if availability on the revolving credit facility is less than $300,000. If availability on the revolving credit facility is less than $300,000, the covenants require the Company to maintain a maximum leverage ratio of 6.20:1 for the period ending November 27, 2004. Subsequent to November 27, 2004, the ratio gradually decreases to 3.20:1 for the six months ending August 29, 2009. In addition, if availability on the revolving credit facility is less than $300,000, the Company must maintain a minimum fixed charge ratio of 1.05:1 for the period ending November 27, 2004. Subsequent to November 27, 2004, the ratio gradually increases to 1.25:1 for the six months ending August 29, 2009.

The new senior secured credit facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $25,000 or

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

As a result of the placement of the new senior secured credit facility, the Company expects to record a loss on debt modification of approximately $16,000 in the thirteen week period ending November 27, 2004.

Other Transactions

During the twenty-six week period ended August 28, 2004, the Company made open market purchases of the following securities (in thousands):

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain / (loss)
7.625% notes due 2005	$27,500	$28,275	$(795)
7.125% notes due 2007	26,000	26,548	(605)
6.875% fixed rate senior notes due 2028	12,000	9,660	2,191
Total	$65,500	$64,483	$791

The gain on the transactions listed above is recorded as part of the gain on debt modifications in the accompanying statement of operations for the twenty-six week period ended August 28, 2004.

During the twenty-six week period ended August 30, 2003, the Company made open market purchases of the following securities:

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain / (loss)
6.0% fixed rate senior notes due 2005	$37,848	$36,853	$865
7.125% notes due 2007	124,926	120,216	4,314
6.875% senior debentures due 2013	15,227	13,144	1,981
7.7% notes due 2027	5,000	4,219	715
6.875% fixed rate senior notes due 2028	10,000	7,975	1,895
12.5% senior secured notes due 2006	10,000	11,275	(1,888)
Total	$203,001	$193,682	$7,882

The net gain on the transactions listed above is recorded in the line item "Gain (loss) on debt modifications and retirements, net" in the accompanying statement of operations for the twenty-six week period ended August 30, 2003.

Other

As a result of the Company's entry into the new senior secured credit facility, the Company has reduced the total amount outstanding under the senior secured credit facility from $1,147,125 at August 28, 2004 to $510,000 at September 22, 2004. After giving effect to this reduction, the aggregate annual principal payments of long-term debt for the remainder of fiscal 2005 and the succeeding four fiscal years are as follows: 2005 – $1,349, 2006 – $214,542, 2007 – $574,412, 2008 – $5,370, 2009 – $304,591, and $1,902,143 in 2010 and thereafter.

Rite Aid Corporation's direct obligations under the secured credit facility are unsecured. The subsidiary guarantees related to the Company's senior secured credit facility and second priority bond issuances are full and unconditional and joint and several. Also, the parent company's assets and

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

operations are not material and subsidiaries not guaranteeing the new senior secured credit facility and bond issuances are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

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

9.    Retirement Plans

Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 28, 2004 and August 30, 2003, respectively, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Pension Plan		Defined Benefit Pension Plan		Nonqualified Executive Pension Plan
	Thirteen Week Period Ended				Twenty-six Week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Service cost	$1,350	$653	$18	$21	$2,700	$1,306	$35	$42
Interest cost	1,200	1,154	246	300	2,400	2,307	492	646
Expected return on plan Assets	(1,250)	(370)	—	—	(2,500)	(740)	—	—
Amortization of unrecognized net transition obligation	—	—	22	22	—	—	43	43
Amortization of unrecognized prior service cost	175	113	—	—	350	226	—	—
Amortization of unrecognized net gain	475	822	89	83	950	1,643	178	166
Curtailment and settlement	—	—	—	(4,191)	—	—	—	(4,191)
Net pension expense (credit)	$1,950	$2,372	$375	$(3,765)	$3,900	$4,742	$748	$(3,294)

10.    Commitments And Contingencies

Federal Investigation

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. The Company is cooperating fully with the United States Attorney. The Company has begun settlement discussions with the United States Attorney of the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceedings against us if the Company enters into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company recorded an accrual of $20,000 in fiscal 2003 in connection with the resolution for these matters; however, the Company may incur charges in excess of that amount and the Company is unable to estimate the possible range of loss. The Company will continue to evaluate the estimate and, to the extent that additional information arises or the Company's strategy changes, the Company will adjust the accrual accordingly.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

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

Reimbursement Matters

As previously disclosed, investigations conducted by multiple state attorney's general and the United States Department of Justice related to the Company's reimbursement practices for partially filled prescriptions and fully filled prescriptions that are not picked up by ordering customers have been concluded. In addition, the lawsuit filed in the United States District Court for the Eastern District of Pennsylvania under the Federal False Claims Act alleging that the Company defrauded federal healthcare plans by failing to appropriately issue refunds for partially filled prescriptions and prescriptions which were not picked up by customers has been settled. Under the agreement, in June 2004 the Company paid $7,225, which was previously accrued, to settle these matters. The complaint will be dismissed with prejudice.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen and twenty-six week periods ended August 28, 2004 was $9.8 million and $73.2 million, respectively. Net loss for the thirteen and twenty-six week periods ended August 30, 2003 was $10.6 million and $49.4 million, respectively. Increased revenue and improvements in gross margin contributed to the improvement in our operating results and are described in further detail in the Results of Operations section below. In addition, during the twenty-six week period ended August 30, 2003, we recorded a loss on debt modification and retirement of $35.3 million. This loss consisted of a loss of $43.2 million related to the termination of our then existing senior secured credit facility and our issuance of a new senior secured credit facility, offset by a gain of $7.9 million related to several debt instruments that were repurchased in the twenty-six week period ended August 30, 2003.

Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
	(dollars in thousands)
Revenues	$4,123,906	$4,052,091	$8,368,263	$8,098,259
Revenue growth	1.8%	5.1%	3.3%	4.1%
Same store sales growth	2.0%	5.9%	3.7%	5.0%
Pharmacy sales growth	1.8%	6.1%	3.4%	5.3%
Same store pharmacy sales growth	2.1%	6.8%	3.8%	6.2%
Pharmacy sales as a % of total sales	63.9%	63.8%	64.2%	64.1%
Third party sales as a % of total pharmacy sales	93.3%	93.2%	93.5%	93.2%
Front-end sales growth	1.4%	3.2%	3.0%	1.9%
Same store front end sales growth	1.8%	4.3%	3.5%	3.1%
Front end sales as a % of total sales	36.1%	36.2%	35.8%	35.9%
Store data:
Total stores (beginning of period)	3,374	3,396	3,382	3,404
New stores	1	1	1	1
Closed stores	(7)	(11)	(16)	(19)
Store acquisitions, net	2	—	3	—
Total stores (end of period)	3,370	3,386	3,370	3,386
Relocated stores	2	1	5	2
Remodeled stores	57	49	105	90

Revenues

The 1.8% and 3.3% growth in revenues for the thirteen and twenty-six week periods ended August 28, 2004 were driven by pharmacy sales growth of 1.8% and 3.4%, respectively and front end sales growth of 1.4% and 3.0%, respectively. The pharmacy sales growth is from a same store sales increase of 2.1% and 3.8% for the thirteen and twenty-six week periods ended August 28, 2004, respectively, due to an increase in price per prescription. These increases were driven by inflation, partially offset by an increase in generic sales mix and lower reimbursement rates. A shift in the Memorial Day holiday had a negative impact on the same store sales increases for the thirteen week period ended August 28, 2004. Partially offsetting the increase in price per prescription was a decrease in the number of prescriptions filled in the thirteen and twenty-six week periods ended August 28, 2004 compared to the prior year. This reduction is due primarily to certain third party payors requiring or favoring customers to use mail order, a reduction in hormone therapy prescriptions, the movement of certain prescription drugs to over-the-counter and the impact of a weaker cold and flu season in the beginning of the fiscal year. We expect the negative impact of mail order activity to continue for the forseeable future. Front-end sales growth is from a same store sales increase of 1.8% and 3.5% in the thirteen and twenty-six week periods ended August 28, 2004. These increases were a result of our improvement in most core categories, such as over-the-counter items and consumables, and improved assortments, partially offset by a decrease in one-hour-photo sales.

Pharmacy and front-end same store sale increases in the thirteen and twenty-six week periods ended August 28, 2004 benefited from increased business in our Southern California stores, driven by the migration of customers impacted by a union strike at several grocery store chains. The union strike ended in March 2004. We have been successful in retaining a significant amount of the customers in the pharmacy and front end parts of our business.

The 5.1% and 4.1% growth in revenues for the thirteen and twenty-six week periods ended August 30, 2003 were driven by pharmacy sales growth of 6.1% and 5.3% and front end sales growth of 3.2% and 1.9%, respectively. The pharmacy sales growth was from a same store sales increase of 6.8% and 6.2% for the thirteen and twenty-six week periods ended August 30, 2003, respectively, due to primarily to inflation and favorable industry trends. These favorable factors were partially offset by an increase in generic sales mix, and a reduction in hormone replacement therapy and non-sedating antihistamine prescriptions. Front-end same store sales increased 4.3% and 3.1% in the thirteen and twenty-six week periods ended August 30, 2003, respectively, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins, and improved assortments partially offset by a decrease in one-hour-photo sales.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,097,789	$3,087,845	$6,289,623	$6,156,020
Gross profit	1,026,117	964,246	2,078,640	1,942,239
Gross margin	24.9%	23.8%	24.8%	24.0%
Selling, general and administrative expenses	926,153	902,199	1,838,998	1,801,767
Selling, general and administrative expenses as a percentage of revenues	22.5%	22.3%	22.0%	22.2%
Store closing and impairment (credits) charges	13,932	(8,994)	9,345	(2,628)
Interest expense	76,519	79,409	154,320	158,367
(Gain) loss on debt and lease conversions and modifications and retirements, net	(791)	1,888	(791)	35,315
(Gain) loss on sale of assets and investments, net	(254)	342	(2,172)	(1,162)

Cost of Goods Sold

Gross margin was 24.9% for the thirteen week period ended August 28, 2004 compared to 23.8% for the thirteen week period ended August 30, 2003. Gross margin was positively impacted by improvements in pharmacy margin, which was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements. These items were partially offset by lower reimbursement rates. Gross margin was also positively impacted by improvements in front-end margin, which were driven by lower seasonal and clearance markdowns, by a decrease in the LIFO provision due to a lower estimated rate of inflation, an improvement in shrink and the impact of flat occupancy costs on a higher sales base.

Gross margin was 24.8% for the twenty-six week period ended August 28, 2004 compared to 24.0% for the twenty-six week period ended August 30, 2003. Gross margin was positively impacted by improvements in pharmacy margin, which was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements. These items were partially offset by lower reimbursement rates. Gross margin was also positively impacted by a decrease in the LIFO provision, due to a lower estimated rate of inflation, and the impact of flat occupancy costs on a higher sales base. Front-end margin was flat, as lower seasonal and clearance markdowns were offset by a decrease in one-hour photo margin.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes a LIFO provision of $0.8 million and $11.5 million for the thirteen and twenty-six week periods ended August 28, 2004 versus $11.8 million and $26.8 million for the thirteen and twenty-six week periods ended August 30, 2003. The decrease in the LIFO provision in the thirteen and twenty-six week periods ended August 28, 2004, was due to a lowering of the inflation assumption used in our annual estimate for LIFO charges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") as a percentage of sales was 22.5% in the thirteen week period ended August 28, 2004 compared to 22.3% in the thirteen week period ended August 30, 2003. The increase in SG&A as a percentage of revenues for the thirteen week period ended August 28, 2004 is due to increased labor costs resulting from the roll-out of next generation pharmacy dispensing system, the timing of holiday pay relating to the Memorial Day holiday and increased union benefit costs. Holiday pay for the 2004 Memorial Day holiday was incurred in the thirteen week period ended August 28, 2004, while holiday pay for the 2003 Memorial Day holiday was incurred in the thirteen week period ended May 31, 2003. Offsetting these items was a decrease in stock based compensation expense, which was due to awards granted in the prior year becoming fully vested and a reduction in incentive compensation expense.

SG&A as a percentage of sales was 22.0% in the twenty-six week period ended August 28, 2004 and 22.2% in the twenty-six week period ended August 30, 2003. The improvement in SG&A in the twenty-six week period ended August 28, 2004 was driven by decreased depreciation and amortization charges resulting from certain store equipment and intangible assets becoming completely depreciated and amortized and a decrease in stock based compensation expense resulting from awards granted in the prior year becoming fully vested. These items offset the impact of increases in union benefit costs.

Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
	(dollars in thousands)
Impairment charges	$70	$1,186	$899	$2,017
Store and equipment lease exit charges (credits)	13,862	(10,180)	8,446	(4,645)
	$13,932	$(8,994)	$9,345	$(2,628)

Impairment Charges:    Impairment charges include non-cash charges of $0.1 million and $1.2 million in the thirteen week periods ended August 28, 2004 and August 30, 2003, respectively, for the impairment of long-lived assets at 11 and 14 stores, respectively. Impairment charges include non-cash charges of $0.9 million and $2.0 million in the twenty-six week periods ended August 28, 2004 and August 30, 2003, respectively, for the impairment of long-lived assets at 22 and 25 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and Equipment Lease Exit Charges:    During the thirteen week periods ended August 28, 2004 and August 30, 2003, we recorded charges for 5 stores and 1 store, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended August 28, 2004 and August 30, 2003, we recorded charges for 6 and 2 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The effect of lease terminations and changes in the risk-free rate of interest during the thirteen week period ended August 28, 2004 resulted in a net charge of $13.9 million for store closing. The effect of lease terminations and changes in the risk-free rate of interest during the twenty-six week period ended August 28, 2004 resulted in a net charge of $8.4 million for store closing.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $76.5 million and $154.3 million for the thirteen and twenty-six week periods ended August 28, 2004, compared to $79.4 and $158.4 million for the thirteen and twenty-six week periods ended August 30, 2003. The decrease for the thirteen week period ended August 28, 2004 was due to the repurchase of several bonds. The decrease for the twenty-six week period ended August 28, 2004 was due to a decrease in debt issue cost amortization. After taking into effect the terms of the new senior secured credit facility, and assuming no further changes in LIBOR rates, we expect interest expense for the remainder of the year to be approximately $143 million. We expect the decrease in interest expense over the second half of fiscal 2005 to be slightly offset by increases in SG&A expense related to the securitization facility program fees. The weighted average interest rates, excluding capital leases, on our indebtedness for both the twenty-six week periods ended August 28, 2004 and August 30, 2003, was 6.8%.

Income Taxes

The provision for income taxes for the twenty-six week period ended August 28, 2004 of $5.8 million is for state and local income taxes. The expected federal income tax expense has been fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

The income tax benefit of the operating loss generated in the thirteen and twenty-six week periods ended August 30, 2003 has been fully offset by a valuation allowance as a result of our determination that, based on the then available evidence, it was more likely than not that the deferred tax assets would not be realized.

We experienced an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. We believe that this limitation does not further impair the net operating loss carryforwards because they are fully reserved.

Liquidity and Capital Resources

General

We have three primary sources of liquidity: (i) cash equivalent investments (ii) cash provided by operations and (iii) the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to provide funds for repurchases of our debt.

Credit Facility

At August 28, 2004, we had a senior credit facility that consisted of a $1.15 billion term loan and a $700.0 million revolving credit facility. At that time, the term loan was fully drawn and we had no outstanding draws on the revolving credit facility. Also, our additional borrowing capacity on the revolving credit facility was $581.9 million, net of outstanding letters of credit of $118.1 million. We were in compliance with the covenants of the senior secured credit facility and our other debt instruments as of August 28, 2004.

New Credit Facility

On September 22, 2004, we replaced our senior secured credit facility with a new senior secured credit facility. The new facility consists of a $450.0 million term loan and an $950.0 million revolving credit facility, and will mature in September, 2009. The facility is backed by a syndicate of financial institutions, including Citicorp North America, JP Morgan Chase and General Electric Capital Corporation. Certain of these institutions have provided investment banking services to us in the past. The proceeds of the loans made on the closing date of the new credit facility, along with available cash and proceeds from the securitization facility, were used to repay outstanding amounts under the old credit facility and, at closing, we had borrowings under the revolving credit facility of $60.0 million. Borrowings under the new credit facility currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We are required to pay fees of 0.375% per annum on the daily unused amount of the revolving facility. Amortization payments of $1.1 million related to the new term loan begin on November 30, 2004 and continue on a quarterly basis until May 31, 2009, with a final payment of $428.6 million due on August 31, 2009.

Substantially all of our wholly owned subsidiaries guarantee the obligations under the new senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments under the new senior secured credit facility. Rite Aid Corporation's direct obligations under the new senior secured credit facility are unsecured.

The new senior secured credit facility allows for the issuance of up to $700.0 million in additional term loans or additional revolver availability. We may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided we are not in default of any of the terms of the facility, nor in violation of any financial covenants. The new senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion in secured subordinated debt in addition to the senior secured credit facility. We also have the ability to incur an unlimited amount of unsecured debt, if the debt does not mature or require scheduled payment of principal prior to December 31, 2009. We have the ability to incur additional unsecured debt of up to $200.0 million with a scheduled maturity prior to December 31, 2009. The maximum amount of additional secured subordinated and unsecured debt with a maturity prior to December 31, 2009 that we can incur is $1.8 billion. As of the date of the closing of the new credit facility, remaining additional permitted secured subordinated debt under the new senior credit facility is $997.9 million. The new senior secured credit facility also allows for the repurchase of any debt with a maturity on or before September 22, 2009, and for the repurchase of debt with a maturity after September 22, 2009, if we maintain availability on the revolving credit facility of at least $300.0 million.

The senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, mergers, and the granting of liens. The new senior secured credit facility also requires us to meet certain financial ratios, but only if availability on the revolving credit facility is less than $300.0 million. If availability on the revolving credit facility is less than $300.0 million, the covenants require us to maintain a maximum leverage ratio of 6.20:1 for the period ending November 27, 2004. Subsequent to November 27, 2004, if availability on the revolving credit facility is less than $300.0 million, the ratio gradually decreases to 3.20:1 for the six months ending August 31, 2009. In addition, we must maintain a minimum fixed charge ratio of 1.05:1 for the period ending November 27, 2004. Subsequent to November 27, 2004, the ratio gradually increases to 1.25:1 for the six months ending August 31, 2009.

We anticipate that we will remain in compliance with the financial covenants in our senior secured credit facility. However, variations in our operating performance and unanticipated developments may adversely affect our ability to remain in compliance with the applicable debt maintenance covenants.

The senior secured credit facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $25.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

As a result of the placement of the new senior secured credit facility, we expect to record a loss on debt modification of approximately $16.0 million in the thirteen week period ending November 27, 2004.

Securitization Agreement

On September 22, 2004, we entered into receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles. These commercial paper vehicles are backed by Citibank N.A., Bank One N.A. and Wachovia Bank, National Association. Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE). The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company's affiliates. These agreements provide for us to sell, and the SPE to purchase these receivables, and for the SPE to borrow funds secured by these receivables of up to $400.0 million. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. This amount is adjusted on a monthly basis. At September 22, 2004, proceeds from the sale of receivables to the SPE totaled $305.0 million. These proceeds were used to repay outstanding amounts under the existing credit facility. We paid one-time arrangement and marketing fees of $2.4 million at the closing date. We must also pay an ongoing program fee of approximately LIBOR plus 1.10% of the amount sold to the SPE under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. All costs related to this facility will be recorded as a component of selling, general and administrative expenses. We guarantee performance of certain obligations of the SPE, but not the collectibility of the receivables.

The vehicles that make loans to the SPE have a commitment to lend that ends September 2005 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, we have access to a backstop credit facility, which is backed by a group of financial institutions. The backstop facility is committed through September 2007.

We believe that the transaction will meet the criteria for sales treatment according to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, we believe that consolidation will not be appropriate in accordance with FIN 46R, "Consolidation of Variable Interest Entities".

Other Transactions

During the twenty-six week period ended August 28, 2004, we made open market purchases of the following securities (in thousands):

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain/ (loss)
7.625% notes due 2005	$27,500	$28,275	$(795)
7.125% notes due 2007	26,000	26,548	(605)
6.875% fixed rate senior notes due 2028	12,000	9,660	2,191
Total	$65,500	$64,483	$791

The gain on the transactions listed above is recorded as part of the gain on debt modifications in the accompanying statement of operations for the twenty-six week period ended August 28, 2004.

During the twenty-six week period ended August 30, 2003, we made open market purchases of the following securities (in thousands):

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain/ (loss)
6.0% fixed rate senior notes due 2005	$37,848	$36,853	$865
7.125% notes due 2007	124,926	120,216	4,314
6.875% senior debentures due 2013	15,227	13,144	1,981
7.7% notes due 2027	5,000	4,219	715
6.875% fixed rate senior notes due 2028	10,000	7,975	1,895
12.5% senior secured notes due 2006	10,000	11,275	(1,888)
Total	$203,001	$193,682	$7,882

The gain on the transactions listed above is recorded as part of the loss on debt modifications in the accompanying statement of operations for the twenty-six week period ended August 30, 2003.

As a result of our entry into the new senior secured credit facility, we have reduced the amount outstanding under our senior secured credit facility from $1.15 billion at August 28, 2004 to $510.0 million at September 22, 2004. After giving effect to this reduction, the aggregate annual principal payments of long-term debt for the remainder of fiscal 2005 and the succeeding four fiscal years are as follows: 2005-$1.3 million, 2006-$214.5 million, 2007-$574.4 million, 2008-$5.4 million, 2009-$304.6 million, and $1.9 billion in 2010 and thereafter.

Other

As of August 28, 2004, we had no material off balance sheet arrangements. Our contractual obligations and commitments, which consist primarily of debt, capital and operating leases, open purchase orders, lease guarantees, and outstanding letters of credit have not changed materially from the amounts disclosed in our Fiscal 2004 10-K.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $232.5 million of cash in the twenty-six week period ended August 28, 2004 and used $61.2 million of cash in the twenty-six week period ended August 30, 2003. Operating cash flow for the twenty-six week period ended August 28, 2004 was positively impacted by improved operating results, a decrease in accounts receivables, an increase in accounts payable and income tax refunds of $31.8 million, partially offset by $143.9 million of interest payments and an increase in inventory. Operating cash flow for the twenty-six week period ended August 30, 2003 was negatively impacted by $146.9 million of interest payments, increases in accounts receivable and inventory, partially offset by improved operating results.

Cash used in investing activities was $84.4 million for the twenty-six week period ended August 28, 2004, due primarily to expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from asset dispositions. Cash used in investing activities was $151.7 million for the twenty-six week period ended August 30, 2003, due primarily to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement.

Cash used in financing activities was $75.9 million for the twenty-six week period ended August 28, 2004, due to the early repayment of several notes payable, the impact of scheduled debt payments and the change in zero balance cash accounts. Cash provided by financing activities was $107.5 million for the twenty-six week period ended August 30, 2003. Cash provided by financing activities in the twenty-six week period ended August 30, 2003 was positively impacted by proceeds from bond issuances, offset by the change in our credit facility and the repurchase of several bonds.

Capital Expenditures

During the twenty-six week period ended August 28, 2004, we spent $88.5 million on capital expenditures, consisting of $46.2 million related to new store construction, store relocation and other store construction projects. An additional $42.3 million was related to other store improvement activities and the purchase of prescription files from independent pharmacists. We plan to make total capital expenditures of approximately $275 to $325 million during fiscal 2005. These expenditures consist of approximately $175 to $200 million related to new store construction, store relocation and store remodel projects, $65 to $85 million dedicated to technology enhancements, improvements to distribution centers and other corporate requirements, and $35 to $40 million dedicated to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations.

During the twenty-six week period ended August 30, 2003, we spent $166.1 million on capital expenditures, consisting of $106.9 million related to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement, $27.5 million related to new store construction, store relocation and other store construction projects and $31.7 million related to other store improvement activities and the purchase of prescription files from independent pharmacists.

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

Recent Accounting Pronouncements

In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", subject to certain effective date deferrals. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on our financial position or results of operations. In December of 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for variable interest entities until the end of the first reporting period that ends after March 15, 2004. FIN 46R applied to our financial statements for the period ended August 28, 2004. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. As a result of our entry into our new senior secured credit facility on September 22, 2004, we have reduced the balance outstanding under our senior secured credit facility. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of September 22, 2004.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at September 22, 2004
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$224	$208,917	$569,912	$870	$300,091	$1,412,392	$2,492,406	$2,454,357
Average Interest Rate	8.00%	7.33%	7.51%	8.00%	8.69%	8.21%	8.03%
Variable Rate	$1,125	$5,625	$4,500	$4,500	$4,500	$489,750	$510,000	$510,000
Average Interest Rate	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%

As of September 22, 2004, 16.0% of our total debt is exposed to fluctuations in variable interest rates.

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

As of September 22, 2004, the ratings on our senior secured credit facility were BB by Standard & Poor's and Ba3 by Moody's. The interest rate on the variable rate borrowings on this facility as of September 22, 2004 is LIBOR plus 1.75% for the term loan and the revolving credit facility.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

Not applicable.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On June 24, 2004, we held our 2004 Annual Meeting of Stockholders. At the 2004 Annual Meeting, our stockholders:

1.	Elected two directors to hold office until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, by the following votes:

Common and Series D Preferred stockholders:

Mary F. Sammons	For:	460,715,596	Against:	0	Withheld:	16,264,832
George G. Golleher	For:	458,502,972	Against:	0	Withheld:	18,477,456
Series D Preferred stockholders:	For:	77,475,761	Against:	0	Withheld:	0

Following the 2004 Annual Meeting of Stockholders, the following persons continued to serve as our Directors: John G. Danhakl, Alfred M. Gleason, George G. Golleher, Robert G. Miller, Colin V. Reed, Mary F. Sammons, Stuart M. Sloan, and Jonathon D. Sokoloff.

2.	Defeated a stockholder proposal that requested the Company's management to prepare and make public an employment diversity report.

Common stockholders:
For:	21,886,744	Against:	176,790,698	Abstain:	21,968,866
Series D Preferred stockholders:
For:	0	Against:	77,475,761	Abstain:	0

3.	Approved and ratified the 2004 Omnibus Equity Plan.

Common stockholders:
For:	153,977,882	Against:	61,079,030	Abstain:	5,589,398
Series D Preferred stockholders:
For:	77,475,761	Against:	0	Abstain:	0

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Pay-in-Kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q, filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York,, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
10.1	Second Amendment and Restatement, dated as of September 22, 2004, to the Credit Agreement, dated as of June 27, 2001, among Rite Aid Corporation, the Lenders (named therein) and Citigroup North America, Inc., as administrative agent.	Filed herewith
10.2	First Amendment, dated as of September 22, 2004, to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of June 27, 2001, among Rite Aid Corporation, the Subsidiary Guarantors (named therein), Wilmington Trust Company, as collateral trustee; the senior collateral processing co-agents (named therein) and the senior collateral agents (named therein).	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
10.3	Receivables Financing Agreement, dated as of September 21, 2004, among Rite Aid Funding II, the Investors (named therein), the Banks (named therein) Citicorp North America Inc., as Program Agent, the Investor Agents (named therein), Rite Aid Headquarters Funding Inc., as Collection Agent, the Originators (named therein) and JP Morgan Chase Bank (as trustee).	Filed herewith
10.4	Originator Purchase Agreement, dated as of September 21, 2004 among the Sellers (named therein) and Rite Aid Headquarters Funding Inc.	Filed herewith
10.5	Secondary Purchase Agreement, dated as of September 21, 2004 among Rite Aid Headquarters Funding Inc. and Rite Aid Funding I.	Filed herewith
10.6	Tertiary Purchase Agreement, dated as of September 21, 2004 among Rite Aid Funding I, Rite Aid Funding II and Rite Aid Headquarters Funding Inc.	Filed herewith
10.7	Intercreditor Agreement, dated as of September 22, 2004, among Citicorp North America, Inc., Rite Aid Funding I, Rite Aid Funding II, the Originators (named therein) and Rite Aid Headquarters Funding Inc.	Filed herewith
11	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 28, 2004	RITE AID CORPORATION By: /s/ ROBERT B. SARI Robert B. Sari Senior Vice President and General Counsel
Date: September 28, 2004	By: /s/ JOHN T. STANDLEY John T. Standley Senior Executive Vice President, Chief Administrative Officer, and Chief Financial Officer