Form 10-Q
period 2004-11-27
RITE AID CORP
filed 2004-12-21
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

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

Registrant's telephone number, including area code: (717) 761-2633.

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

The registrant had 520,602,938 shares of its $1.00 par value common stock outstanding as of December 16, 2004.

RITE AID CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	our high level of indebtedness;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our ability to improve the operating performance of our existing stores in accordance with our long term strategy;

•	our ability to hire and retain pharmacists and other store personnel;

•	the outcomes of pending lawsuits and governmental investigations;

•	competitive pricing pressures and continued consolidation of the drugstore industry; and

•	the efforts of third party payors to reduce prescription drug reimbursements and encourage mail order, changes in state or federal legislation or regulations, the success of planned advertising and merchandising strategies, general economic conditions and inflation, interest rate movements, access to capital, and our relationships with our suppliers.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	November 27, 2004	February 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$95,768	$334,755
Accounts receivable, net	285,650	670,004
Inventories, net	2,464,097	2,223,171
Prepaid expenses and other current assets	50,901	150,067
Total current assets	2,896,416	3,377,997
Property, plant and equipment, net	1,778,211	1,883,808
Goodwill	684,535	684,535
Other intangibles, net	179,881	176,672
Other assets	138,921	123,667
Total assets	$5,677,964	$6,246,679

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$184,620	$23,976
Accounts payable	827,163	758,290
Accrued salaries, wages and other current liabilities	700,912	701,484
Total current liabilities	1,712,695	1,483,750
Convertible notes	247,125	246,000
Long-term debt, less current maturities	2,619,875	3,451,352
Lease financing obligations, less current maturities	161,785	170,338
Other noncurrent liabilities	835,617	885,975
Total liabilities	5,577,097	6,237,415
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, par value $1 per share, liquidation value $100 per share	443,376	417,803
Common stock, par value $1 per share	520,600	516,496
Additional paid-in capital	3,121,063	3,133,277
Accumulated deficit	(3,961,293)	(4,035,433)
Accumulated other comprehensive loss	(22,879)	(22,879)
Total stockholders' equity	100,867	9,264
Total liabilities and stockholders' equity	$5,677,964	$6,246,679

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	November 27, 2004	November 29, 2003
Revenues	$4,107,336	$4,105,844
Costs and expenses:
Cost of goods sold, including occupancy costs	3,097,712	3,104,990
Selling, general and administrative expenses	909,016	893,117
Store closing and impairment charges	2,551	3,064
Interest expense	70,653	77,718
Loss on debt modifications and retirements, net	20,216	—
Loss on sale of assets and investments, net	849	879
	4,100,997	4,079,768
Income before income taxes	6,339	26,076
Income tax expense (benefit)	5,362	(47,518)
Net income	$977	$73,594
Computation of (loss) income applicable to common stockholders:
Net income	$977	$73,594
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,694)	(8,032)
(Loss) income attributable to common stockholders	$(7,743)	$65,536
Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.01)	$0.13
Diluted (loss) income per share	$(0.01)	$0.12

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003
Revenues	$12,475,599	$12,204,103
Costs and expenses:
Cost of goods sold, including occupancy costs	9,387,335	9,261,010
Selling, general and administrative expenses	2,748,014	2,694,884
Store closing and impairment charges	11,896	436
Interest expense	224,973	236,085
Loss on debt modifications and retirements, net	19,425	35,315
Gain on sale of assets and investments, net	(1,323)	(283)
	12,390,320	12,227,447
Income (loss) before income taxes	85,279	(23,344)
Income tax expense (benefit)	11,139	(47,518)
Net income	$74,140	$24,174
Computation of income applicable to common stockholders:
Net income	$74,140	$24,174
Accretion of redeemable preferred stock	(77)	(78)
Cumulative preferred stock dividends	(25,573)	(15,906)
Income attributable to common stockholders	$48,490	$8,190
Basic and diluted income per share	$0.09	$0.02

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003
Operating activities:
Net income	$74,140	$24,174
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	185,358	195,633
Stock-based compensation expense	14,525	25,956
Store closing and impairment charges	11,896	436
Loss on debt modifications and retirements, net	19,425	35,315
Gain on sale of assets and investments, net	(1,323)	(283)
Net proceeds from the sale of accounts receivable	335,000	—
Changes in income tax receivables and payables	37,642	(51,103)
Changes in operating assets and liabilities	(152,765)	(129,818)
Net cash provided by operating activities	523,898	100,310
Investing activities:
Expenditures for property, plant and equipment	(120,455)	(198,172)
Intangible assets acquired	(21,202)	(11,816)
Proceeds from sale-leaseback transactions	53,800	—
Proceeds from dispositions	6,178	17,463
Net cash used in investing activities	(81,679)	(192,525)
Financing activities:
Principal payments on long-term debt	(78,676)	(260,766)
Principal payments on senior secured credit facilities	(1,150,000)	(1,372,500)
Proceeds from issuance of senior secured bank credit facilities	438,015	1,150,000
Net proceeds from revolver	99,000	—
Change in zero balance cash accounts	11,500	9,375
Proceeds from issuance of stock	2,996	3,260
Proceeds from issuance of bonds	—	502,950
Deferred financing costs paid	(4,041)	(30,985)
Net cash (used in) provided by financing activities	(681,206)	1,334
Decrease in cash and cash equivalents	(238,987)	(90,881)
Cash and cash equivalents at beginning of period	334,755	365,321
Cash and cash equivalents at end of period	$95,768	$274,440
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $160 and $106, respectively)	$191,183	$201,948
Cash refunds of income taxes, net	$(25,580)	$(2,815)
Equipment received for noncash consideration	$204	$18,618
Fixed assets financed under capital leases	$10,446	$9,025

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 27, 2004 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2004 Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

2.    (Loss) Income Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted (loss) income per share computation:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Numerator for (loss) income per share:
Net income	$977	$73,594	$74,140	$24,174
Accretion of redeemable preferred stock	(26)	(26)	(77)	(78)
Cumulative preferred stock dividends	(8,694)	(8,032)	(25,573)	(15,906)
(Loss) income attributable to common stockholders – basic	$(7,743)	$65,536	$48,490	$8,190
Interest on convertible debt	$—	$2,968	$—	$—
Cumulative preferred stock dividends	—	8,032	—	—
(Loss) income attributable to common stockholders – diluted	$(7,743)	$76,536	$48,490	$8,190
Denominator:
Basic weighted average shares	519,876	516,226	518,095	515,609
Outstanding options	—	17,894	13,963	9,894
Convertible debt	—	38,462	—	—
Convertible preferred stock	—	74,475	—	—
Diluted weighted average shares	519,876	647,057	532,058	525,503
Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.01)	$0.13	$0.09	$0.02
Diluted (loss) income per share	$(0.01)	$0.12	$0.09	$0.02

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

No potential shares of common stock have been included in the computation of loss per share for the thirteen week period ended November 27, 2004, as the Company incurred a loss attributable to common shareholders in that period, and the inclusion would be anti-dilutive. Diluted weighted average shares for the thirty-nine week periods ended November 27, 2004, and November 29, 2003, do not reflect potential shares related to convertible preferred stock or convertible notes, as inclusion of these shares would be anti-dilutive.

At November 27, 2004, an aggregate of 136,585 potential common shares related to stock options with an exercise price greater than the average market price for the period, convertible notes and preferred stock have been excluded from the thirty-nine week computation of diluted income per share. At November 29, 2003, an aggregate of 126,456 potential common shares related to stock options with an exercise price greater than the average market price for the period, convertible notes and preferred stock have been excluded from the computation of diluted income per share.

3.    Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Impairment charges	$782	$1,600	$1,681	$3,617
Store and equipment lease exit charges (credits)	1,769	1,464	10,215	(3,181)
	$2,551	$3,064	$11,896	$436

Impairment charges

Impairment charges include non-cash charges of $782 and $1,600 for the thirteen week periods ended November 27, 2004 and November 29, 2003, respectively, for the impairment of long-lived assets at 13 and 5 stores, respectively. Impairment charges include non-cash charges of $1,681 and $3,617 for the thirty-nine week periods ended November 27, 2004 and November 29, 2003, respectively, for the impairment of long-lived assets at 35 and 30 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and equipment lease exit charges (credits)

During the thirteen week periods ended November 27, 2004 and November 29, 2003, the Company recorded charges for 4 and 3 stores, respectively. During the thirty-nine week periods ended November 27, 2004 and November 29, 2003, the Company recorded charges for 10 and 5 stores, respectively. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit of Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The amounts of the closed store charges that relate to new closures, changes in interest rates, and interest accretion are presented in the following table.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The reserve for store and equipment lease exit costs includes the following activity:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Balance – beginning of period	$241,334	$275,697	$254,361	$306,485
Provision for present value of noncancellable lease payments of store closings	1,858	1,048	13,848	1,949
Changes in assumptions about future sublease income, terminations and changes in interest rates	(1,225)	(1,751)	(7,635)	(11,172)
Reversals of reserves for stores that management has determined will remain open	(858)	—	(2,137)	—
Interest accretion	1,994	2,167	6,139	6,042
Cash payments, net of sublease income	(10,053)	(12,096)	(31,526)	(38,239)
Balance – end of period	$233,050	$265,065	$233,050	$265,065

The Company's revenues and income from operations for the thirteen and thirty-nine week periods ended November 27, 2004 and November 29, 2003 include results from stores that have been closed as of November 27, 2004. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Revenues	$7,881	$25,629	$39,643	$92,560
Loss from operations	(2,700)	(1,573)	(7,667)	(6,175)

Included in these stores' loss from operations for the thirteen weeks ended November 27, 2004 and November 29, 2003, are depreciation and amortization charges of $84 and $234 and closed store liquidation charges of $2,454 and $941, respectively. Included in these stores' loss from operations for the thirty-nine weeks ended November 27, 2004 and November 29, 2003, are depreciation and amortization charges of $393 and $877 and closed store liquidation charges of $5,849 and $4,170, respectively. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

4.    Receivables

On September 22, 2004, the Company entered into receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, the Company sells substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company's affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables, and for the SPE to borrow funds secured by these receivables of up to $400,000. At November 27, 2004, the Company retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $225,929, which is included in accounts receivable, net on the consolidated balance sheet at allocated cost,

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,480,524 in the thirteen and thirty-nine week periods ended November 27, 2004.

The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. At November 27, 2004, proceeds from the sale of receivables to the SPE totaled $335,000. Proceeds from the initial sale of the receivables were used to repay outstanding amounts under the then existing senior secured credit facility, as described in Note 8 "Indebtedness and Credit Agreements". Any additional proceeds will be used to fund operations. The Company paid one-time arrangement and marketing fees of $2,400 at the closing date, which are recorded as a loss on debt modification. The Company must pay an ongoing program fee of approximately LIBOR plus 1.125% on the amount sold to the SPE under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and liquidity fees are recorded as a component of selling, general and administrative expenses. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, but does not guarantee the collectibility of the receivables and obligor creditworthiness.

The vehicles that make loans to the SPE have a commitment to lend that ends September 2005 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, the Company has access to a backstop credit facility, which is backed by the entities that make loans to the SPE's. The backstop facility is committed through September 2007.

Proceeds from collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to fund overdraws on the facility and to pay trustee fees. Overdraws on the facility occur when the daily borrowing formula is less than current proceeds from the receivable sale. The remaining collections are swept to the Company's corporate concentration account. Cash at November 27, 2004 includes $7,606 that is restricted for these purposes.

The Company believes that the transaction meets the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, the Company believes that consolidation is not appropriate in accordance with FIN 46R, "Consolidation of Variable Interest Entities".

5.    Sale Leaseback Transaction

On October 1, 2004, the Company sold the land and buildings on 21 owned stores to a third party. Proceeds from this sale were $53,800. The Company entered into an agreement to lease these stores back from the purchaser over a minimum lease term of 20 years. The leases are being accounted for as operating leases. A gain on the transaction of $3,800 has been deferred and is being recorded over the minimum lease term. A loss of $1,500, which relates to certain stores in the transaction portfolio, was recorded as a loss on sale of fixed assets in the thirteen week period ended November 27, 2004. Future scheduled minimum payments under these leases, for the remainder of fiscal 2005 and the succeeding four fiscal years are as follows: 2005 – $1,134; 2006 – $4,538; 2007 – $4,537; 2008 – $4,538; 2009 – $4,537; and $76,003 in 2010 and thereafter.

6.    Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis, pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangibles". Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of November 27, 2004 and February 28, 2004.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

	November 27, 2004		February 28, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases and other	$317,934	$(193,125)	$298,475	$(173,774)
Prescription files	$361,625	$(306,553)	350,501	(298,530)
Total	$679,559	$(499,678)	$648,976	$(472,304)

Amortization expense for these intangible assets was $6,830 and $20,426 for the thirteen and thirty-nine weeks ended November 27, 2004, respectively. Amortization expense for these intangible assets was $8,285 and $26,540 for the thirteen and thirty-nine weeks ended November 29, 2003, respectively. The anticipated annual amortization expense for these intangible assets is 2005 – $27,140; 2006 – $25,984; 2007 – $22,727; 2008 – $18,142; and 2009 – $15,381.

7.    Income Taxes

The Company recorded income tax expense of $5,362 and $11,139 for the thirteen and thirty-nine week periods ended November 27, 2004 and a tax benefit of $47,518 for the thirteen and thirty-nine week periods ended November 29, 2003.

The provision for income taxes for the thirty-nine week period ended November 27, 2004 is for state and local income taxes. The expected federal income tax expense has been fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

The income tax benefit of the operating loss generated in the thirty-nine week period ended November 29, 2003 has been fully offset by a valuation allowance as a result of the Company's determination that, based on the then available evidence, it was more likely than not that the deferred tax assets would not be realized. The tax benefit of $47,518 for the thirteen and thirty-nine week period ended November 29, 2003 is comprised of a federal tax benefit of $51,103 and state tax expense of $3,585. The federal benefit is related to the conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000, representing recoverable federal and state income taxes and interest, as well as a reduction of previously recorded liabilities. The state tax expense of $3,585 is the result of the provision from operations for state income taxes for which the use of net operating losses were temporarily suspended by certain jurisdictions.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

8.    Indebtedness and Credit Agreements

General

Following is a summary of indebtedness and lease financing obligations at November 27, 2004 and February 28, 2004:

	November 27, 2004	February 28, 2004
Secured Debt:
Senior secured credit facility ("SCF") term loan due September 2009	$450,000	$—
SCF revolver draws due September 2009	99,000	—
SCF facility due April 2008	—	1,150,000
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $2,989 and $4,158)	139,036	137,867
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $3,667 and $4,168)	356,333	355,832
9.5% senior secured notes due February 2011	300,000	300,000
Other	2,533	5,125
	1,346,902	1,948,824
Lease Financing Obligations	171,025	183,169
Unsecured Debt:
7.625% senior notes due April 2005	170,500	198,000
6.0% fixed-rate senior notes due December 2005	38,047	38,047
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $2,875 and $4,000)	247,125	246,000
7.125% notes due January 2007	184,074	210,074
11.25% senior notes due July 2008	150,000	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $2,041 and $2,221)	147,959	147,779
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	140,000
	1,695,478	1,759,673
Total debt	3,213,405	3,891,666
Short-term debt and current maturities of long-term debt and lease financing obligations	(184,620)	(23,976)
Long-term debt, convertible notes and lease financing obligations, less current maturities	$3,028,785	$3,867,690

New Credit Facility

On September 22, 2004, the Company replaced its senior secured facility with a new senior secured credit facility. The new facility consists of a $450,000 term loan and a $950,000 revolving credit facility, and will mature in September, 2009. The proceeds of the loans made on the closing date of the new credit

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

facility along with available cash and proceeds from the receivables securitization agreements were used to repay outstanding amounts under the old credit facility. Borrowings under the new facility currently bear interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Company is required to pay fees of 0.375% per annum on the daily unused amount of the revolving facility. Amortization payments of $1,125 related to the new term loan begin on November 30, 2004, and continue on a quarterly basis until May 31, 2009, with a final payment of $428,625 due August 31, 2009.

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

The new senior secured credit facility allows for the issuance of up to $700,000 in additional term loans or additional revolver availability. Rite Aid may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided the Company is not in default of any terms of the facility, nor is in violation of any financial covenants. The new senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2009, as described below). The Company also has the ability to incur an unlimited amount of unsecured debt, if the debt does not mature or require scheduled payments of principal prior to December 31, 2009. The Company has the ability to incur additional unsecured debt of up to $200,000 with a scheduled maturity prior to December 31, 2009. The maximum amount of additional secured subordinated debt, and unsecured debt with a maturity prior to December 31, 2009 that can be incurred is $1,800,000. At November 27, 2004, the remaining additional permitted secured subordinated debt under the new senior credit facility is $997,975. The new senior secured credit facility also allows for the repurchase of any debt with a maturity on or before September 22, 2009, and for the repurchase of debt with a maturity after September 22, 2009, if the Company maintains availability on the revolving credit facility of at least $300,000.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, mergers, and the granting of liens. The new senior secured credit facility also requires the Company to meet certain financial covenant ratios, but only if availability on the revolving credit facility is less than $300,000. If availability on the revolving credit facility is less than $300,000, the covenants would have required the Company to maintain a maximum leverage ratio of 6.20:1 for the twelve months ended November 27, 2004. Subsequent to November 27, 2004, the ratio gradually decreases to 3.20:1 for the twelve months ended August 29, 2009. In addition, if availability on the revolving credit facility is less than $300,000, the Company would have been required to maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ending November 27, 2004. Subsequent to November 27, 2004, the ratio gradually increases to 1.25:1 for the twelve months ending August 29, 2009.

The new senior secured credit facility provides for customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $25,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

The Company's ability to borrow under the new senior secured credit facility is based on a specified borrowing base consisting of inventory and prescription files. At November 27, 2004, the term loan was

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

fully drawn and the Company has borrowings under the revolving credit facility of $99,000. At November 27, 2004, the Company also had letters of credit outstanding against the revolving credit facility of $112,113. After considering the borrowing base, outstanding letters of credit and the financial covenant ratios, the Company had additional borrowing capacity of $738,887 at November 27, 2004.

As a result of the placement of the new senior secured credit facility and the receivables securitization agreements discussed in Note 4, the Company recorded a loss on debt modification of $20,216 in the thirteen week period ended November 27, 2004.

Other Transactions

During the thirty-nine week period ended November 27, 2004, the Company made open market purchases of the following securities (in thousands):

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain / (loss)
7.625% notes due 2005	$27,500	$28,275	$(795)
7.125% notes due 2007	26,000	26,548	(605)
6.875% fixed rate senior notes due 2028	12,000	9,660	2,191
Total	$65,500	$64,483	$791

The gain on the transactions listed above is recorded as part of the loss on debt modifications in the accompanying statement of operations for the thirty-nine week period ended November 27, 2004.

During the thirty-nine week period ended November 29, 2003, the Company replaced its senior secured credit facility due March 2005 with a new senior secured credit facility due April 2008. As a result of the placement of this facility, the Company recorded a loss on debt modification in the thirty-nine week period ended November 29, 2003 of $43,197.

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

The net gain on the transactions listed above is recorded as part of the loss on debt modifications in the accompanying statement of operations for the thirty-nine week period ended November 29, 2003.

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2005 and the succeeding four fiscal years are as follows: 2005 – $1,332; 2006 – $214,542; 2007 – $575,177; 2008 – $5,370; 2009 – $304,591; and $1,941,368 in 2010 and thereafter.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Rite Aid Corporation's direct obligations under the new secured credit facility are unsecured. The subsidiary guarantees related to the Company's senior secured credit facility and second priority bond issuances are full and unconditional and joint and several. Also, the parent company's assets and operations are not material and subsidiaries not guaranteeing the new senior secured credit facility and bond issuances are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

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

9.    Retirement Plans

Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended November 27, 2004 and November 29, 2003, respectively, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Service cost	$711	$654	$18	$21	$2,132	$1,960	$53	$63
Interest cost	1,200	1,154	246	475	3,600	3,461	738	1,121
Expected return on plan Assets	(611)	(370)	—	—	(1,832)	(1,110)	—	—
Amortization of unrecognized net transition obligation	—	—	22	22	—	—	65	65
Amortization of unrecognized prior service cost	175	113	—	—	525	339	—	—
Amortization of unrecognized net gain	475	822	89	84	1,425	2,465	267	250
Curtailment and settlement	—	—	—	—	—	—	—	(4,191)
Net pension expense (credit)	$1,950	$2,373	$375	$602	$5,850	$7,115	$1,123	$(2,692)

10.    Commitments And Contingencies

Federal Investigation

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. The Company is cooperating fully with the United States Attorney. The Company has begun settlement discussions with the United States Attorney of the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceedings against the Company if the Company enters into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company recorded an accrual of $20,000

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

in fiscal 2003 in connection with the resolution for these matters; however, the Company may incur charges in excess of that amount and the Company is unable to estimate the possible range of loss. The Company will continue to evaluate the estimate and, to the extent that additional information arises or the Company's strategy changes, the Company will adjust the accrual accordingly.

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

Other

In June 2000, the Company was sued by the Lemelson Foundation in a complaint which alleges that portions of the technology included in the Company's point-of-sale system infringe upon a patent held by the plaintiffs. The Lemelson Foundation has brought a similar suit against a significant number of major U.S. retailers. The amount of damages sought is unspecified, and may be material. Management cannot predict the outcome of this litigation or whether it could result in a material adverse effect on the Company's results of operations, financial conditions or cash flows.

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

11.    Subsequent Events

On December 15, 2004, the Company sold the land and buildings on 14 owned stores to a third party. Proceeds from this sale were $37,500. The Company entered into an agreement to lease these stores back from the purchaser over a minimum lease term of 20 years. The leases are being accounted for as operating leases. The Company expects to defer a gain of $10,700 over the minimum lease term, and record a loss of $200 as a loss on sale of fixed assets in the thirteen week period ending February 26, 2005. Future scheduled lease payments under these leases, for the remainder of fiscal 2005 and the succeeding four fiscal years, are as follows: 2005 – $648; 2006 – $3,113; 2007 – $3,113; 2008 – $3,113; 2009 – $3,113 and $52,277 in 2010 and thereafter.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen and thirty-nine week periods ended November 27, 2004 was $1.0 million and $74.1 million, respectively. Net income for the thirteen and thirty-nine week periods ended November 29, 2003 was $73.6 million and $24.2 million, respectively. Our operating results have been impacted by a decline in revenue growth, a trend we expect to continue in the near term, partially offset by improvements in gross margin rate and a reduction in interest expense. These items are described in more detail in the Results of Operations section below. Other items that had a significant impact on our results of operations are as follows:

Loss on Debt Modifications and Retirements:     During the thirteen and thirty-nine week periods ended November 27, 2004, we recorded a loss on debt modifications and retirements of $20.2 million and $19.4 million, respectively. The loss in the thirteen and thirty-nine week periods ended November 27, 2004 included a charge of $20.2 million related to the termination of our old credit facility and the issuance of a new senior secured credit facility and receivables securitization agreements. The loss in the thirty-nine week period ended November 27, 2004 was offset by net gains of $0.8 million related to the redemption of several debt instruments during the thirty-nine week period ended November 27, 2004. During the thirty-nine week period ended November 29, 2003, we recorded a loss on debt modifications and retirements of $35.3 million. The loss included a charge of $43.2 million related to the termination of an old credit facility and the issuance of a new credit facility offset by net gains of $7.9 million related to the redemption of several debt instruments in the thirty-nine week period ended November 29, 2003.

Income Tax Benefit:    In the thirteen and thirty-nine week periods ended November 29, 2003, we recorded a $47.5 million income tax benefit, primarily related to the conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000. As a result of the conclusion of the examination, we established receivables for recoverable federal and state income taxes and interest, and reduced previously recorded liabilities.

Results Of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(dollars in thousands)
Revenues	$4,107,336	$4,105,844	$12,475,599	$12,204,103
Revenue growth	0.0%	6.1%	2.2%	4.7%
Same store sales growth	0.2%	6.4%	2.5%	5.5%
Pharmacy sales (decline) growth	(0.1)%	6.3%	2.3%	5.6%
Same store pharmacy sales growth	0.1%	6.5%	2.5%	6.3%
Pharmacy sales as a % of total sales	64.3%	64.3%	64.2%	64.2%
Third party sales as a % of total pharmacy sales	93.4%	93.4%	93.5%	93.2%
Front-end sales growth	0.0%	5.5%	2.0%	3.1%
Same store front end sales growth	0.3%	6.2%	2.4%	4.1%
Front end sales as a % of total sales	35.7%	35.7%	35.8%	35.8%
Store data:
Total stores (beginning of period)	3,370	3,386	3,382	3,404
New stores	2	—	3	1
Closed stores	(9)	—	(25)	(19)
Store acquisitions, net	—	—	3	—
Total stores (end of period)	3,363	3,386	3,363	3,386
Relocated stores	4	2	9	4
Remodeled stores	46	64	151	154

Revenues

Revenues were flat for the thirteen week period ended November 27, 2004, and grew by 2.2% for the thirty-nine week period ended November 27, 2004. Pharmacy sales declined by 0.1% and grew by 2.3% in the thirteen and thirty-nine week periods ended November 27, 2004, while front-end sales were flat in the thirteen week period ending November 27, 2004 and grew 2.0% in the thirty-nine week period ending November 27, 2004.

Pharmacy same store sales increased 0.1% and 2.5% for the thirteen and thirty-nine week periods ended November 27, 2004, respectively, due to an increase in sales price per prescription. These increases were driven by inflation, offset by an increase in generic sales mix and lower reimbursement rates. Offsetting the increase in price per prescription was a decrease in the number of prescriptions filled in the thirteen and thirty-nine week periods ended November 27, 2004 compared to prior year. This reduction is due primarily to certain third-party payors requiring or encouraging customers to use mail order, a reduction in hormone therapy prescriptions, the movement of certain prescription drugs to over-the-counter, and a slower start to the cold and flu season than in the prior year. We expect negative impact from mail order activity to continue for the foreseeable future. The lower rate of increase in the thirteen week period ended November 27, 2004 is also partially attributable to our Southern California stores cycling the increase in business in last year's comparable period related to the union strike at several grocery store chains.

Front-end same store sales increased 0.3% and 2.4% for the thirteen and thirty-nine week periods ended November 27, 2004, respectively, primarily as a result of improvement in our consumable categories, partially offset by a decrease in photo and film sales, sales decreases in categories negatively effected by a slow start to the cough/cold/flu season and decreased traffic in mail order effected stores. The lower rate of increase in the thirty-nine week period ended November 27, 2004 is attributable to decreases in customer visits due to the customer obtaining their prescription through mail order as opposed to pick-up at our stores and our Southern California stores cycling the increased business in last year's comparable period related to the union strike at several grocery store chains.

The 6.1% and 4.7% growth in revenues for the thirteen and thirty-nine week periods ended November 29, 2003 was driven by pharmacy sales growth of 6.3% and 5.6%, respectively, and front-end sales growth of 5.5% and 3.1%, respectively. Pharmacy same store sales increased by 6.5% and 6.3% for the thirteen and thirty-nine week periods ended November 29, 2003, respectively, due to an increase in sales price per prescription and by increased business at our Southern California stores, driven by the migration of customers impacted by a union strike at several grocery store chains. These increases were partially offset by an increase in generic sales mix and a reduction in hormone therapy and non-sedating antihistamine prescriptions. Front-end same store sales increased 6.2% and 4.1% in the thirteen and thirty-nine week periods ended November 29, 2003, respectively, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins, and improved assortments. Also contributing to front-end same store sales increases in the thirteen week period ended November 29, 2003 was the early start of the cough/cold/flu season, the switch of certain prescriptions to over-the-counter products and increased business in certain of our Southern California stores, driven by the migration of customers impacted by an union strike at several grocery store chains.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,097,712	$3,104,990	$9,387,335	$9,261,010
Gross profit	1,009,624	1,000,854	3,088,264	2,943,093
Gross margin	24.6%	24.4%	24.8%	24.1%
Selling, general and administrative expenses	909,016	893,117	2,748,014	2,694,884
Selling, general and administrative expenses as a percentage of revenues	22.1%	21.8%	22.0%	22.1%
Store closing and impairment charges	2,551	3,064	11,896	436
Interest expense	70,653	77,718	224,973	236,085
Loss on debt modifications and retirements, net	20,216	—	19,425	35,315
(Gain) loss on sale of assets and investments, net	849	879	(1,323)	(283)

Cost of Goods Sold

Gross margin was 24.6% for the thirteen week period ended November 27, 2004 compared to 24.4% for the thirteen week period ended November 29, 2003. Gross margin was positively impacted by improvements in pharmacy margin, which was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements. These items were partially offset by lower reimbursement rates. Partially offsetting the improvements in pharmacy margin was a decrease in front-end margin, which was driven by higher markdowns, increases in occupancy expenses and an increase in the LIFO provision.

Gross margin was 24.8% for the thirty-nine week period ended November 27, 2004 compared to 24.1% for the thirty-nine week period ended November 29, 2003. Gross margin was positively impacted primarily by improvements in pharmacy margin, which was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements. These items were partially offset by lower reimbursement rates. Gross margin was also positively impacted by a decrease in LIFO charges. Offsetting these improvements was a decrease in front-end margin, which was driven by higher markdowns.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $5.8 million and $17.3 million for the thirteen and thirty-nine week periods ended November 27, 2004 versus LIFO (credits) charges of ($1.4) million and $25.4 million for the thirteen and thirty-nine week periods ended November 29, 2003. The LIFO credit recorded in the thirteen week period ended November 29, 2003, was due to a lowering of the inflation assumption used in our annual estimate for LIFO charges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") as a percentage of revenues was 22.1% in the thirteen week period ended November 27, 2004 compared to 21.8% in the thirteen week period ended November 29, 2003. The increase in SG&A as a percentage of revenues for the thirteen week period ended November 27, 2004 is driven by increased costs for pharmacy labor, increased advertising costs related to our television advertising campaign and increased bad debt expense Partially offsetting these items is a decrease in worker's compensation and general liability insurance costs, a reduction in incentive compensation expense, an increase in litigation settlement proceeds and decreased depreciation and amortization costs resulting from certain store equipment and intangible assets becoming completely depreciated and amortized in the current year.

SG&A as a percentage of sales was 22.0% in the thirty-nine week period ended November 27, 2004 compared to 22.1% in the thirty-nine week period ended November 29, 2003. Increased costs for pharmacy labor, union sponsored benefits and increased advertising costs related to our television advertising campaign were offset by a reduction in incentive compensation expense, decreased depreciation and amortization costs resulting from certain store equipment and intangible assets becoming completely depreciated and amortized in the current year and a decrease in stock-based compensation expense, which was due to awards granted in the prior year becoming fully vested.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(dollars in thousands)
Impairment charges	$782	$1,600	$1,681	$3,617
Store and equipment lease exit charges (credits)	1,769	1,464	10,215	(3,181)
	$2,551	$3,064	$11,896	$436

Impairment Charges:    Impairment charges include non-cash charges of $0.8 million and $1.6 million in the thirteen week periods ended November 27, 2004 and November 29, 2003, respectively, for the impairment of long-lived assets at 13 and 5 stores, respectively. Impairment charges include non-cash charges of $1.7 million and $3.6 million in the thirty-nine week periods ended November 27, 2004 and November 29, 2003, respectively, for the impairment of long-lived assets at 35 and 30 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and Equipment Lease Exit Charges (Credits):    During the thirteen week periods ended November 27, 2004 and November 29, 2003, we recorded charges for 4 stores and 3 stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended November 27, 2004 and November 29, 2003, we recorded charges for 10 and 5 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The effect of lease terminations and changes in the risk-free rate of interest during the thirteen week periods ended November 27, 2004 and November 29, 2003 resulted in net charges of $1.8 million and $1.5 million, respectively for store closing. The effect of lease terminations and changes in the risk-free rate of interest during the thirty-nine week periods ended November 27, 2004 and November 29, 2003 resulted in net charges (credits) of $10.2 million and $(3.2) million, respectively for store closing.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $70.7 million and $225.0 million for the thirteen and thirty-nine week periods ended November 27, 2004, compared to $77.7 and $236.1 million for the thirteen and thirty-nine week periods ended November 29, 2003. The decrease for the thirteen week period ended November 27, 2004 was due to decreased borrowings and interest costs from our new senior secured credit facility. The decrease for the thirty-nine week period ended November 27, 2004 was due to decreased interest costs from our new senior secured credit facility and a decrease in debt issue cost amortization. After taking into effect the terms of the new senior secured credit facility, and assuming no further changes in LIBOR rates or our capital structure, we expect interest expense for the remainder of the year to be approximately $70.0 million. The weighted average interest rates, excluding capital leases, on our indebtedness for the thirty-nine week periods ended November 27, 2004 and November 29, 2003, was 7.0% and 6.8%, respectively.

Income Taxes

The provision for income taxes for the thirteen and thirty-nine week periods ended November 27, 2004 of $5.4 million and $11.1 million, respectively are for state and local income taxes. The expected federal income tax expense has been fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

The income tax benefit of the operating loss generated in the thirty-nine week period ended November 29, 2003 has been fully offset by a valuation allowance as a result of our determination that, based on the then available evidence, it was more likely than not that the deferred tax assets would not be realized. The tax benefit of $47.5 million for the thirteen and thirty-nine week period ended November 29, 2003 is comprised of a federal tax benefit of $51.1 million and state tax expense of $3.6 million. The benefit was booked in conjunction with the approval notification by the Joint Committee on Taxation on the conclusions of the Internal Revenue Service examination cycle for fiscal years 1996 through 2000, representing recoverable federal and state income taxes and interest, as well as a reduction of previously recorded liabilities. The state tax expense of $3.6 million is the result of the provision from operations for state income taxes for which the use of net operating losses were temporarily suspended by certain jurisdictions.

Liquidity and Capital Resources

General

We have four primary sources of liquidity: (i) cash equivalent investments (ii) cash provided by operations (iii) the revolving credit facility under our new senior secured credit facility and (iv) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to provide funds for repurchases of our debt.

New Credit Facility

On September 22, 2004, we replaced our senior secured facility with a new senior secured credit facility. The new facility consists of a $450.0 million term loan and a $950.0 million revolving credit facility, and will mature in September, 2009. The proceeds of the loans made on the closing date of the new credit facility along with available cash and proceeds from the receivables securitization agreements were used to repay outstanding amounts under the old credit facility. Borrowings under the new facility currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We are required to pay fees of 0.375% per annum on the daily unused amount of the revolving facility. Amortization payments of $1.1 million related to the new term loan begin on November 30, 2004, and continue on a quarterly basis until May 31, 2009, with a final payment of $428.6 million due August 31, 2009.

Substantially all our wholly owned subsidiaries guarantee the obligations under the new senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from our subsidiaries to service payments under the new senior secured credit facility. Rite Aid Corporation's direct obligations under the new senior secured credit facility are unsecured.

The new senior secured credit facility allows for the issuance of up to $700.0 million in additional term loans or additional revolver availability. Rite Aid may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided we are not in default of any terms of the facility, nor are we in violation of any of our financial covenants. The new senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2009, as described below). We also have the ability to incur an unlimited amount of unsecured debt, if the debt does not mature or require scheduled payments of principal prior to December 31, 2009. We have the ability to incur additional unsecured debt of up to $200.0 million with a scheduled maturity prior to December 31, 2009. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2009 that can be incurred is $1.8 billion. At November 27, 2004, remaining additional permitted secured subordinated debt under the new senior credit facility is $998.0 million. The new senior secured credit facility also allows for the repurchase of any debt with a maturity on or before September 22, 2009, and for the repurchase of debt with a maturity after September 22, 2009, if we maintain availability on the revolving credit facility of at least $300.0 million.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, mergers, and the granting of liens. The new senior secured credit facility also requires us to meet certain financial covenant ratios, but only if availability on the revolving credit facility is less than $300.0 million. If availability on the revolving credit facility is less than $300.0 million, the covenants would have required us to maintain a maximum leverage ratio of 6.20:1 for the twelve months ended November 27, 2004. Subsequent to November 27, 2004, the ratio gradually decreases to 3.20:1 for the twelve months ending August 29, 2009. In addition, if availability on the revolving credit facility is less than $300.0 million, we would have been required to maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ended November 27, 2004. Subsequent to November 27, 2004, the ratio gradually increases to 1.25:1 for the twelve months ending August 29, 2009.

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

Our ability to borrow under the new senior secured credit facility is based on a specified borrowing base consisting of inventory and prescription files. At November 27, 2004, the term loan was fully drawn and we have borrowings under the revolving credit facility of $99.0 million. At November 27, 2004, we also had letters of credit outstanding against the revolving credit facility of $112.1 million. After considering the borrowing base, outstanding letters of credit, and financial covenant ratios, we had additional borrowing capacity of $739.0 million at November 27, 2004.

As a result of the placement of the new senior secured credit facility and the receivable securitization agreements, we recorded a loss on debt modification of $20.2 million in the thirteen week period ended November 27, 2004.

Securitization Agreement

On September 22, 2004, we entered into receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables, and for the SPE to borrow funds secured by these receivables of up to $400.0 million. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. At November 27, 2004, proceeds from the sale of receivables to the SPE totaled $335.0 million. At November 27, 2004, we retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $225.9 million, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1.481 billion in the thirteen and thirty-nine week periods ended November 27, 2004.

Proceeds from the initial sale of the receivables were used to repay outstanding amounts under the existing senior secured credit facility. Any additional proceeds will be used to fund operations. We paid one-time arrangement and marketing fees of $2.4 million at the closing date, which are recorded as a loss on debt modification. We must pay an ongoing program fee of approximately LIBOR plus 1.125% on the amount sold to the SPE under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and liquidity fees are recorded as a component of selling, general and administrative expenses. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, but does not guarantee the collectibility of the receivables and obligor creditworthiness.

The vehicles that make loans to the SPE have a commitment to lend that ends September 2005 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, we have access to a backstop credit facility, which is backed by the entities that make loans to the SPE's. The backstop facility is committed through September 2007.

We believe that the transaction meets the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, we believe that consolidation is not appropriate in accordance with FIN 46R, "Consolidation of Variable Interest Entities".

Sale Leaseback Transactions

On October 1, 2004, we sold the land and buildings on 21 owned stores to a third party. Proceeds from this sale were $53.8 million. We entered into an agreement to lease these stores back from the purchaser over a minimum lease term of 20 years. The leases are being accounted for as operating leases. A gain on the transaction of $3.8 million has been deferred and is being recorded over the minimum lease term. A loss of $1.5 million, which relates to certain stores in the transaction portfolio, was recorded as a loss on sale of fixed assets in the thirteen week period ended November 27, 2004. Future scheduled minimum payments under these leases, for the remainder of fiscal 2005 and the succeeding four fiscal years are as follows: 2005; $1.1 million, 2006; $4.5 million, 2007; $4.5 million, 2008; $4.5 million, 2009; $4.5 million, and $76.0 million in 2010 and thereafter.

On December 15, 2004, we sold the land and buildings on 14 owned stores to an outside entity. Proceeds from this sale were $37.5 million. We entered into an agreement to lease these stores back from the purchaser over a minimum lease term of 20 years. The leases are being accounted for as operating leases. We expect to defer a gain of $10.7 million over the minimum lease term, and record a loss of $0.2 million as a loss on sale of fixed assets in the thirteen week period ending February 26, 2005. Future scheduled lease payments under these leases, for the remainder of fiscal 2005 and the succeeding four fiscal years, are as follows: 2005 – $0.6 million; 2006 – $3.1 million; 2007 – $3.1 million; 2008 – $3.1 million; 2009 – $3.1 million and $52.3 million in 2010 and thereafter.

Other Transactions

During the thirty-nine week period ended November 27, 2004, we made open market purchases of the following securities (in thousands):

Debt Redeemed	Principal Amount Redeemed	Amount Paid	Gain / (loss)
7.625% notes due 2005	$27,500	$28,275	$(795)
7.125% notes due 2007	26,000	26,548	(605)
6.875% fixed rate senior notes due 2028	12,000	9,660	2,191
Total	$65,500	$64,483	$791

The gain on the transactions listed above is recorded as part of the loss on debt modifications in the accompanying statement of operations for the thirty-nine week period ended November 27, 2004.

During the thirty-nine week period ended November 29, 2003, we replaced our senior secured credit facility due March 2005 with a new senior secured credit facility due April 2008. As a result of the placement of this facility, we recorded a loss on debt modification in the thirty-nine week period ended November 29, 2003 of $43.2 million.

During the thirty-nine week period ended November 29, 2003, we made open market purchases of the following securities (in thousands):

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

The net gain on the transactions listed above is recorded as part of the "loss on debt modifications" in the accompanying statement of operations for the thirty-nine week period ended November 29, 2003.

Other

As of November 27, 2004, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above. Our contractual obligations and commitments, which consist primarily of debt, capital and operating leases, open purchase orders, lease guarantees, and outstanding letters of credit have not changed materially from the amounts disclosed in our Fiscal 2004 10-K.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $523.9 million of cash in the thirty-nine week period ended November 27, 2004 and $100.3 million of cash in the thirty-nine week period ended November 29, 2003. Operating cash flow for the thirty-nine week period ended November 27, 2004 was positively impacted by improved operating results and proceeds of $335.0 million from the sale of certain of our third party receivables, partially offset by $191.2 million of interest payments and an increase in inventory due to holiday season purchases. Operating cash flow for the thirty-nine week period ended November 29, 2003 was positively impacted by improved operating results and an increase in accounts payable related to the increase in inventory, which was partially offset by $201.9 million of interest payments and increases in accounts receivable due to increased pharmacy sales and inventory, due to holiday season purchases.

Cash used in investing activities was $81.7 million for the thirty-nine week period ended November 27, 2004, due primarily to expenditures for property, plant and equipment as well as intangible assets, offset by proceeds from our sale leaseback transaction and other asset dispositions. Cash used in investing activities was $192.5 million for the thirty-nine week period ended November 29, 2003, due primarily to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement. Also impacting cash used in investing activities were expenditures for property, plant and equipment and intangible assets, offset by other asset dispositions.

Cash used in financing activities was $681.2 million for the thirty-nine week period ended November 27, 2004, due to the restructuring of our credit facility and early redemption of several bonds. Cash provided by financing activities was $1.3 million for the thirty-nine week period ended November 29, 2003. Cash provided by financing activities in the thirty-nine week period ended November 29, 2003 was positively impacted by proceeds from bond issuances, offset by the change in our credit facility and the repurchase of several bonds.

Capital Expenditures

During the thirty-nine week period ended November 27, 2004, we spent $141.6 million on capital expenditures, consisting of $74.7 million related to new store construction, store relocation and other store construction projects. An additional $66.9 million was related to other store improvement activities and the purchase of prescription files from independent pharmacists. We plan to make total capital expenditures of approximately $225 to $250 million during fiscal 2005. These expenditures consist of approximately $105 to $120 million related to new store construction, store relocation and store remodel projects, $85 to $90 million dedicated to technology enhancements, improvements to distribution centers and other corporate requirements, and $35 to $40 million dedicated to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations.

During the thirty-nine week period ended November 29, 2003, we spent $210.0 million on capital expenditures, consisting of $106.9 million related to the purchase of land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been held under a synthetic lease arrangement, $48.3 million related to new store construction, store relocation and other store construction projects and $54.8 million related to other store improvement activities and the purchase of prescription files from independent pharmacists.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowing under the new senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2006. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our new senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if available, would be on terms acceptable to us.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 27, 2004.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at November 27, 2004
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$207	$208,917	$570,677	$870	$300,091	$1,412,618	$2,493,380	$2,495,154
Average Interest Rate	8.00%	7.33%	7.50%	8.00%	8.69%	8.20%	8.03%
Variable Rate	$1,125	$5,625	$4,500	$4,500	$4,500	$528,750	$549,000	$549,000
Average Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.86%	3.86%

As of November 27, 2004, 17.1% of our total debt, the debt outstanding under our senior secured credit facility, is exposed to fluctuations in variable interest rates. The interest rate on the variable rate borrowings on our senior secured credit facility as of November 27, 2004 is LIBOR plus 1.75% for the term loan and the revolving credit facility.

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

As of November 27, 2004, the corporate rating is B+ by Standard & Poor's.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits

(a)    The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Pay-in-Kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q, filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993

Exhibit Numbers	Description	Incorporation By Reference To
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer and BNY Midwest Trust Company, as trustee, related to the Company's 11 1/4% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9 1/2% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003

Exhibit Numbers	Description	Incorporation By Reference To
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
11	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 21, 2004	RITE AID CORPORATION By: /s/ ROBERT B. SARI Robert B. Sari Senior Vice President and General Counsel
Date: December 21, 2004	By: /s/ JOHN T. STANDLEY John T. Standley Senior Executive Vice President, Chief Administrative Officer, and Chief Financial Officer