Form 10-K/A
period 2004-02-28
RITE AID CORP
filed 2005-04-06
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY STATEMENT

As previously disclosed in our Current Report on Form 8-K dated March 18, 2005, on March 17, 2005, our management and audit committee of the Board of Directors have determined that our financial statements for each of the three years in the period ended February 28, 2004 and for the first three quarters of fiscal 2005 should be restated.

On February 7, 2005, a letter was issued by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") to the American Institute of Certified Public Accountants that clarified the application of generally accepted accounting principles ("GAAP") for lease accounting. This letter led to our review of certain leasing transactions. As a result of our review, we have determined that our methods of accounting for rent during construction periods and amortization of leasehold improvements for a small number of stores were not consistent with GAAP. Historically, we recorded rent expense on stores at the time that the store began operations. We have now determined that we should have recorded rent expense at the time that we had the right to use the property, which typically is when we begin construction on the property. We also had leasehold improvements at a small number of stores that were being depreciated over lives longer than the minimum lease term of the related ground lease. We have now determined that we should be amortizing these improvements over a life that is no longer than the minimum lease term of the related lease.

These non-cash adjustments, which are similar to others recently announced by several restaurant and retail companies, have no impact on historical or future cash flows or the timing of payments under our operating leases. Also they have no impact on our financial covenants under our senior secured credit facility.

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, initially filed with the SEC on April 26, 2004 (the "Original Filing") is being filed to reflect the restatement of our consolidated financial statements for the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002, and the notes related thereto as discussed in Note 21, "Restatement of Financial Statements," to the accompanying audited consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates certain information in Items 1, 6, 7, 8, 9A and 15 of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include a currently dated consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 23, 31.1, 31.2 and 32, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended May 29, 2004, August 28, 2004 and November 27, 2004, which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to February 28, 2004. For this reason, the consolidated financial statements, auditors reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

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

We undertake no obligation to revise the forward-looking statements included or incorporated by reference in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects" included in this annual report on Form 10-K/A.

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

In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2004, our pharmacists filled more than 200 million prescriptions which accounted for 63.6% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy and the discovery of new and better drug therapies. We offer approximately 24,000 front-end products, which accounted for the remaining 36.4% of our total sales in fiscal 2004. Front end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We distinguish our stores from other national chain drugstores, in part, through our private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer approximately 2,100 products under the Rite Aid private brand, which contributed approximately 11.4% of our front-end sales in the categories where private brand products were offered in fiscal 2004.

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

Strategy

Our strategy is to focus on improving the productivity of our existing store base, which are in good locations, often in major metropolitan areas. We believe that improving the sales of existing stores is important to improving profitability and cash flow. We believe that in the past year, the execution of this strategy has driven a 5.1% increase in revenues, from $15.8 billion in fiscal 2003 to $16.6 billion in fiscal 2004. We believe that the execution of our strategy has also led to a significant improvement in our operating results, which improved from a net loss of $112.5 million in fiscal 2003 to net income of $83.4 million in fiscal 2004.

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

The following paragraphs describe in more detail the components of our strategy:

Grow Our Pharmacy Sales and Attract More Customers.    We are currently installing our next generation pharmacy system and have implemented e-prescription applications in approximately 1,200 of our stores, which will further enable our pharmacists to work directly with customers and doctors and adjudicate and fill prescriptions in a more efficient manner. We also drive pharmacy sales growth via our automatic refill program, prescription file buys, in-store immunization programs, fully integrated diabetes program, a specialty pharmacy program, a workers compensation program and several initiatives aimed at managed care providers and doctors. We believe these activities and our focus on generic prescription drugs and direct marketing efforts will attract new customers to our stores and increase profitability. We also continue to develop and implement programs designed to improve customer satisfaction. We believe that by executing our "With us, it's personal" program that is aimed at delivering more personalized service along with faster prescription delivery to our customers, our growth will continue. Although we are already an industry leader in dispensing generic drugs, which have a higher gross margin compared to branded drugs, we continue to take additional steps to further improve our generic efficiency, including adding functionality to our proprietary pharmacy information system to aid our pharmacists in dispensing generic prescriptions whenever possible. We are increasing customer loyalty by establishing a strong community presence through health expositions and not-for-profit activities, focusing on the attraction and retention of managed care customers, partnering with several Medicare endorsed card programs to provide discounts to senior citizens and participating in almost all of Medicare endorsed prescription cards for senior citizens.

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

Item 6.    Selected Financial Data

Such consolidated financial statements have been adjusted to give effect to the restatement as discussed in Note 21 to the Consolidated Financial Statements.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes appearing on pages 44-85.

	Fiscal Year Ended
	February 28, 2004 (52 weeks)	March 1, 2003 (52 weeks)	March 2, 2002 (52 weeks)	March 3, 2001 (53 weeks)(1)	February 26, 2000 (52 weeks)(1)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$16,600,449	$15,791,278	$15,166,170	$14,516,865	$13,338,947
Costs and expense:
Cost of goods sold, including occupancy costs	12,568,729	12,036,003	11,695,871	11,152,285	10,219,168
Selling, general and administrative expenses	3,594,405	3,471,573	3,422,383	3,412,442	3,651,248
Stock-based compensation expense (benefit) (2)	29,821	4,806	(15,891)	45,865	(43,438)
Goodwill amortization	—	—	21,007	20,670	24,457
Store closing and impairment charges	22,074	135,328	251,617	388,078	139,448
Interest expense	313,498	330,020	396,064	649,926	542,028
Interest rate swap contracts	—	278	41,894	—	—

	Fiscal Year Ended
	February 28, 2004 (52 weeks)	March 1, 2003 (52 weeks)	March 2, 2002 (52 weeks)	March 3, 2001 (53 weeks)(1)	February 26, 2000 (52 weeks)(1)
	(Dollars in thousands, except per share amounts)
Loss (gain) on debt modifications and retirements, net (3)	35,315	(13,628)	221,054	100,556	—
Share of loss from equity investments	—	—	12,092	36,675	15,181
Loss(gain) on sale of assets and investments, net	2,023	(18,620)	(42,536)	(6,030)	(80,109)
Total cost and expenses	16,565,865	15,945,760	16,003,555	15,800,467	14,467,983

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	34,584	(154,482)	(837,385)	(1,283,602)	(1,129,036)
Income tax (benefit) expense	(48,795)	(41,940)	(11,745)	148,957	(8,375)

Income (loss) from continuing operations before cumulative effect of accounting change	83,379	(112,542)	(825,640)	(1,432,559)	(1,120,661)
Income (loss) from discontinued operations, net of income tax expense of $13,846, and $30,903	—	—	—	11,335	9,178
Loss on disposal of discontinued operations, net of income tax benefit of $734	—	—	—	(168,795)	—
Cumulative effect of accounting change, net of income tax benefit of $18,200	—	—	—	—	(27,300)
Net income (loss)	$83,379	$(112,542)	$(825,640)	$(1,590,019)	$(1,138,783)

Basic and diluted net income (loss) per share:

Income (loss) from continuing operations	$0.11	$(0.28)	$(1.81)	$(5.15)	$(4.36)
(Loss) income from discontinued operations	—	—	—	(0.50)	.04
Cumulative effect of accounting change	—	—	—	—	(0.11)
Net income (loss) per share	$0.11	$(0.28)	$(1.81)	$(5.65)	$(4.43)

Year-End Financial Position:
Working capital	$1,894,247	$1,676,889	$1,580,218	$1,955,877	$752,657
Property, plant and equipment, net	1,882,763	1,867,830	2,095,552	3,040,790	3,445,863
Total assets	6,245,634	6,132,766	6,491,281	7,913,693	9,845,601
Total debt (4)	3,891,666	3,862,628	4,056,468	5,894,548	6,612,868
Redeemable preferred stock (5)	—	19,663	19,561	19,457	19,457
Stockholders' (deficit) equity	(8,277)	(129,938)	(7,527)	(373,619)	414,120
Other Data:
Cash flows from continuing operations provided by (used in):
Operating activities	$227,515	$305,383	$16,343	$(704,554)	$(623,098)
Investing activities	(242,150)	(72,214)	342,531	677,653	(504,112)
Financing activities	(15,931)	(211,903)	(107,109)	(64,324)	905,091
Capital expenditures	267,373	116,154	187,383	141,504	641,070
Cash dividends declared per common share	$0	$0	$0	$0	$.3450
Basic weighted average shares	515,822,000	515,129,000	474,028,000	314,189,000	259,139,000
Diluted weighted average shares (6)	525,831,000	515.129,000	474,028,000	314,189,000	259,139,000
Number of retail drugstores	3,382	3,404	3,497	3,648	3,802
Number of associates	72,500	72,000	75,000	75,500	77,300

(1)	PCS was acquired on January 22, 1999. On October 2, 2000, we sold PCS. Accordingly, our Pharmacy Benefit Management ("PBM") segment was reported as a discontinued operation in the fiscal years ended March 3, 2001 and February 26, 2000.

(2)	Stock based compensation expense for the year ended February 28, 2004 was determined using the fair value method set forth in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". Stock based compensation expense (benefit) for the fiscal years ended March 1, 2003, March 2, 2002, March 3, 2001 and February 26, 2000 was determined using the intrinsic method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

(3)	Amounts related to the early extinguishment of debt that were previously recognized as an extraordinary item outside of results from continuing operations were reclassified as a gain or loss on debt retirements and modifications, which is a component of income or loss from continuing operations.

(4)	Total debt included capital lease obligations of $183.2 million, $176.2 million, $182.6 million, $1.1 billion, and $1.1 billion, as of February 28, 2004, March 1, 2003, March 2, 2002, March 3, 2001, and February 26, 2000, respectively.

(5)	Redeemable preferred stock was included in "Other Non-current liabilities" as of February 28, 2004.

(6)	Diluted weighted average shares for the year ended February 28, 2004 included the impact of stock options, as calculated under the treasury stock method.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for fiscal 2004 was $83.4 million, compared to a net loss of $112.5 million in fiscal 2003 and $825.6 million in fiscal 2002. Reasons for the substantial improvement in our results in fiscal 2004 are described in more detail in the Results of Operations and Liquidity and Capital Resources sections of this Item 7. However, some of the key factors that impacted this improvement are summarized as follows:

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

Closure of Under-Performing Stores.     We performed a rigorous review of underperforming stores, and, based on these reviews, decided to close 5, 40 and 116 stores in fiscal 2004, 2003 and 2002, respectively. As a result of these closures and our annual review of our stores' operating performance for potential impairment, we have recorded store closing and related impairment charges of $22.1 million, $135.3 million, and $251.6 million in fiscal 2004, 2003 and 2002, respectively. We believe that these closures were necessary to improve the productivity of our remaining store base and to eliminate underperforming stores. As part of our ongoing business activities, we will continue to assess stores for potential closure. There can be no assurance that other such actions may not be required in the future, or that such actions would not have a material adverse effect on our operating results for the period in which we take those actions.

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

Restatement

Following a review of our lease-related accounting practices, we have determined that our previous methods of accounting for straight-line rent expense and the related deferred rent liability and our computation of leasehold improvement depreciation for a small number of stores were not in conformity with GAAP. As a result, our financial statements for each of the three years in the period ended February 28, 2004 and for the first three quarters of fiscal 2005 have been restated.

Historically, we recorded rent expense on operating leases on a straight-line basis over the minimum lease term at the time that the store began operations. We have now determined that we should have recorded rent expense at the time that we had the right to use the property, which typically is when we begin construction on the property. We also had leasehold improvements at a small number of stores that were being depreciated over lives longer than the minimum lease term of the related ground lease. We have now determined that we should be amortizing these improvements over a life that is no longer than the minimum lease term.

These non-cash adjustments, which are similar to others recently announced by several restaurant and retail companies, have no impact on historical or future cash flows or the timing of payments under our operating leases. Also, they have no impact on our financial covenants under our senior secured credit facility.

The financial statement impact of the restatement is to accelerate the depreciation on leasehold improvement assets on ground leases so that the asset is fully depreciated over the remaining minimum lease term and to recognize rent expense on operating leases on a straight-line method beginning at the time we have the right to use the property. The cumulative effect of the restatement as of February 28, 2004 is to decrease net property plant and equipment by $1.0 million, to increase non-current liabilities by $16.5 million and to increase the accumulated deficit by $17.5 million. The impact of the restatement is an increase in net income of $0.1 million for fiscal 2004, an increase in net loss of $0.5 million for fiscal 2003 and a decrease in net loss of $2.0 million in fiscal 2002, from amounts previously reported. The restatement has no effect on diluted earnings per share for fiscal years 2004 and 2003, and results in a decrease in diluted loss per share of $.01 for fiscal 2002. The cumulative effect of the restatement for all years prior to fiscal 2002 is $19.2 million, which is recorded as an increase in opening stockholders' deficit at March 4, 2001.

The following Management's Discussion and Analysis gives effect to the restatement.

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

Costs and Expenses

	Year Ended
	February 28, 2004 (52 Weeks)	March 1, 2003 (52 Weeks)	March 2, 2002 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold, including occupancy costs	$12,568,729	$12,036,003	$11,695,871
Gross profit	$4,031,720	$3,755,275	$3,470,299
Gross margin	24.3%	23.8%	22.9%
Selling, general and administrative expenses	$3,594,405	$3,471,573	$3,422,383
Selling, general and administrative expenses as a percentage of revenues	21.7%	22.0%	22.6%
Stock-based compensation expense (benefit)	$29,821	$4,806	$(15,891)
Goodwill amortization	—	—	21,007
Store closing and impairment charges	22,074	135,328	251,617
Interest expense	313,498	330,020	396,064
Interest rate swap contracts	—	278	41,894
Loss (gain) on debt modifications and retirements, net	35,315	(13,628)	221,054
Share of loss from equity investments	—	—	12,092
Loss (gain) on sale of assets and investments, net	2,023	(18,620)	(42,536)

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

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
	(Dollars in thousands)
Impairment charges	$24,914	$69,508	$157,962
Store and equipment lease exit (credits) charges	(2,840)	65,820	93,303
Impairment of investments	—	—	352
	$22,074	$135,328	$251,617

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

Contractual Obligations and Commitments

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt	$11,145	$856,783	$1,416,545	$1,424,024	$3,708,497
Capital lease obligations	12,831	16,972	17,350	136,016	183,169
Operating leases	543,922	997,562	870,800	3,521,944	5,934,228
Open purchase orders	265,676	—	—	—	265,676
Other, primarily self-insurance and retirement plan obligations	121,692	154,463	23,870	51,929	351,954
Total contractual cash obligations	$955,266	$2,025,780	$2,328,565	$5,133,913	$10,443,524
Commitments
Lease guarantees	$20,480	$36,340	$34,438	$146,928	$238,186
Outstanding letters of credit	115,196	—	—	—	115,196
Total commitments	$135,676	$36,340	$34,438	$146,928	$353,382

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

In May 2003, the Financial Accounting Standards Board ("FSAB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity." SFAS No. 150 requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. SFAS No. 150 is effective, except for certain provisions that have been deferred, for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted the provisions of SFAS No. 150. As a result of the adoption of SFAS No. 150, our redeemable preferred stock balance of $19.8 million is included in "Other Non-Current Liabilities" as of February 28, 2004.

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

We had, as of February 28, 2004, $3.9 billion of outstanding indebtedness and stockholders' equity of $9.3 million. We also had additional borrowing capacity under our revolving credit facility of $584.8 million at that time, net of outstanding letters of credit of $115.2 million. Our debt obligations adversely affect our operations in a number of ways and while we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal year 2005, there can be no assurance that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt. Our earnings were insufficient to cover our fixed charges for fiscal 2004 by $2.6 million.

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

Approximately $1.15 billion of our outstanding indebtedness as of February 28, 2004 bears an interest rate that varies depending upon LIBOR. If we borrow additional amounts under our senior secured credit facility, the interest rate on those borrowings will vary depending upon LIBOR. If LIBOR rises, the interest rates on this outstanding debt will also increase. Therefore an increase in LIBOR would increase our interest payment obligations under these outstanding loans and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest.

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

If we obtain modifications of our agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs. In fiscal 2004, 2003, 2002 and 2001, we modified certain covenants contained in our then existing senior secured credit facility and loan agreements. In fiscal 2000, we obtained waivers of compliance contained in our then existing credit facilities and public indentures. In connection with obtaining these modifications and waivers, we paid significant fees and transaction costs.

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

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto are included elsewhere in this Annual Report on Form 10-K/A and are incorporated by reference herein. See Item 15 of Part IV.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.    On February 7, 2005, a letter was issued by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants that clarified the application of GAAP for lease accounting. The SEC letter led to a review of our lease-related accounting practices. As a result of our review, we have determined that our previous methods of accounting for straight-line rent expense and the related deferred rent liability and leasehold improvement depreciation for a small number of stores were not in conformity with GAAP.

On March 17, 2005, our management and audit committee determined to restate our financial statements for each of the three years in the period ended February 28, 2004 and for the first three quarters of fiscal 2005 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended February 28, 2004 with restated consolidated financial statements and Forms 10-Q/A amending our interim condensed consolidated financial statements for the first three quarters of fiscal 2005. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-K/A, in the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-K/A and in Note 21, "Restatement of Financial Statements," to the accompanying audited consolidated financial statements.

In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (February 28, 2004). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K/A, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information relating to us required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In concluding that our disclosure controls and procedures were effective as of February 28, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-K/A and in Note 21, "Restatement of Financial Statements," to the accompanying audited consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The consolidated financial statements of the Company and report of independent registered public accounting firm identified in the following index are included in this report from the individual pages filed as a part of this report:

1.    Financial Statements

The following financial statements and report of independent auditors are included herein:

2.    Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(b) The Company filed a current report on Form 8-K/A with the Securities and Exchange Commission on January 6, 2004 (as to Item 5 only).

(c) Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q, filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller dated as of December 5, 1999*	Exhibit 10.1 to Form 8-K, filed on January 18, 2000
10.5	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of May 7, 2001*	Exhibit 10.9 to Form 10-K, filed on May 21, 2001
10.6	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.7	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000

Exhibit Numbers	Description	Incorporation By Reference To
10.8	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.9	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K, filed on May 21, 2001
10.10	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, filed on October 7, 2003
10.11	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.12	Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of December 5, 1999*	Exhibit 10.4 to Form 8-K, filed on January 18, 2000
10.13	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and John T. Standley*	Exhibit 4.34 to Form 8-K, filed on January 18, 2000
10.14	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.15	Rite Aid Corporation Special Executive Retirement Plan*	Filed herewith
10.16	Employment Agreement by and between Rite Aid Corporation and Christopher Hall, dated as of January 26, 2000*	Exhibit 10.48 to Form 10-K, filed on May 21, 2001
10.17	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.18	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2003
11	Statement regarding computation of earnings per share (see note 4 to the consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries at February 28, 2004 and March 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

As discussed in Note 21, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
April 23, 2004 (April 6, 2005
as to the effects of the restatement
discussed in Note 21)

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (as Restated, see Note 21)

(In thousands, except per share amounts)

	February 28, 2004	March 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$334,755	$365,321
Accounts receivable, net	670,004	575,518
Inventories, net	2,223,171	2,195,030
Prepaid expenses and other current assets	150,067	108,018
Total current assets	3,377,997	3,243,887
Property, plant and equipment, net	1,882,763	1,867,830
Goodwill	684,535	684,535
Other intangibles, net	176,672	199,768
Other assets	123,667	136,746
Total assets	$6,245,634	$6,132,766

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt and current maturities of convertible notes, long-term debt and lease financing obligations	$23,976	$103,715
Accounts payable	758,290	755,284
Accrued salaries, wages and other current liabilities	701,484	707,999
Total current liabilities	1,483,750	1,566,998
Convertible notes	246,000	244,500
Long-term debt, less current maturities	3,451,352	3,345,365
Lease financing obligations, less current maturities	170,338	169,048
Other noncurrent liabilities	902,471	917,130
Total liabilities	6,253,911	6,243,041
Commitments and contingencies	—	—
Redeemable preferred stock	—	19,663
Stockholders' deficit:
Preferred stock, par value $1 per share; liquidation value $100 per share; 20,000 shares authorized; shares issued — 4,178 and 3,937	417,803	393,705
Common stock, par value $1 per share; 1,000,000 shares authorized; shares issued and outstanding 516,496 and 515,115	516,496	515,115
Additional paid-in capital	3,133,277	3,119,619
Accumulated deficit	(4,052,974)	(4,135,728)
Stock based and deferred compensation	—	5,369
Accumulated other comprehensive loss	(22,879)	(28,018)
Total stockholders' deficit	(8,277)	(129,938)
Total liabilities and stockholders' deficit	$6,245,634	$6,132,766

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (as Restated, see Note 21)

(In thousands, except per share amounts)

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Revenues	$16,600,449	$15,791,278	$15,166,170
Costs and expenses:
Cost of goods sold, including occupancy costs	12,568,729	12,036,003	11,695,871
Selling, general and administrative expenses	3,594,405	3,471,573	3,422,383
Stock-based compensation expense (benefit)	29,821	4,806	(15,891)
Goodwill amortization	—	—	21,007
Store closing and impairment charges	22,074	135,328	251,617
Interest expense	313,498	330,020	396,064
Interest rate swap contracts	—	278	41,894
Loss (gain) on debt modifications and retirements, net	35,315	(13,628)	221,054
Share of loss from equity investments	—	—	12,092
Loss (gain) on sale of assets and investments, net	2,023	(18,620)	(42,536)
	16,565,865	15,945,760	16,003,555
Income (loss) before income taxes	34,584	(154,482)	(837,385)
Income tax benefit	(48,795)	(41,940)	(11,745)
Net income (loss)	$83,379	$(112,542)	$(825,640)
Computation of income (loss) applicable to common stockholders:
Income (loss)	$83,379	$(112,542)	$(825,640)
Accretion of redeemable preferred stock	(102)	(102)	(104)
Preferred stock beneficial conversion	(625)	—	(6,406)
Cumulative preferred stock dividends	(24,098)	(32,201)	(27,530)
Income (loss) applicable to common stockholders	$58,554	$(144,845)	$(859,680)
Basic and diluted income (loss) per share:
Net income (loss) per share	$0.11	$(0.28)	$(1.81)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002
(In thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Based and Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance March 4, 2001 (as previously reported)	3,340	$333,974	348,055	$348,055	$2,065,301	$(3,171,956)	$19,782	$50,409	$(354,435)
Prior year adjustment (see Note 21)	—	—	—	—	—	(19,184)	—	—	(19,184)
Balance March 4, 2001 (as restated, see Note 21)	3,340	333,974	348,055	348,055	2,065,301	(3,191,140)	19,782	50,409	(373,619)
Net loss (as restated, see Note 21)						(825,640)			(825,640)
Other comprehensive income (loss):
Sale of investment in AdvancePCS								(51,031)	(51,031)
Cash flow hedge transition liability adjustment								(29,010)	(29,010)
Cash flow hedge market value adjustment								(2,037)	(2,037)
Elimination of cash flow hedge accounting								31,047	31,047
Minimum pension liability adjustment								(12,633)	(12,633)
Comprehensive loss (as restated, see Note 21)									(889,304)
Bond conversions			86,386	86,386	649,797				736,183
Issuance of common stock			80,083	80,083	448,321				528,404
Issuance of common stock warrants			982	982	8,018				9,000
Preferred stock beneficial conversion		(6,406)			6,406				—
Accretion of convertible preferred stock		6,406				(6,406)			—
Exchange of preferred shares (Series D for Series B)	—-	—-							—
Stock grants			88	88	659		8,388		9,135
Deferred compensation plans							(27,771)		(27,771)
Stock options exercised			421	421	1,764				2,185
Issuance of common stock for services			331	331	1,787				2,118
Stock forfeitures			(1,210)	(1,210)	(3,423)		64		(4,569)
Dividends on preferred stock	275	27,530			(27,530)				—
Increase resulting from sale of stock by equity method investee					711				711
Balance March 2, 2002 (as restated, see Note 21)	3,615	361,504	515,136	515,136	3,151,811	(4,023,186)	463	(13,255)	(7,527)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Based and Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Net loss (as restated, see Note 21)						(112,542)			(112,542)
Other comprehensive loss:
Minimum pension liability adjustment								(14,763)	(14,763)
Comprehensive loss (as restated, see Note 21)									(127,305)
Stock forfeitures	—-	—-	(122)	(122)	(169)		16		(275)
Deferred compensation plans							4,890		4,890
Stock options exercised			101	101	178				279
Dividends on preferred stock	322	32,201			(32,201)				—
Balance March 1, 2003 (as restated, see Note 21)	3,937	393,705	515,115	515,115	3,119,619	(4,135,728)	5,369	(28,018)	(129,938)
Net income (as restated, see Note 21)						83,379			83,379
Other comprehensive income:
Minimum pension liability adjustment								5,139	5,139
Comprehensive income (as restated, see Note 21)									88,518

Stock forfeitures			(68)	(68)	(151)				(219)
Issuance of restricted stock			185	185	(185)				—
Amortization of restricted stock balance					693				693
Adoption of SFAS No. 123					5,369		(5,369)		—
SFAS No. 123 option expense					29,128				29,128
Preferred stock beneficial conversion		(625)			625				—
Accretion of convertible preferred stock		625				(625)			—
Stock options exercised			1,264	1,264	2,277				3,541
Dividends on preferred stock	241	24,098			(24,098)				—
Balance February 28, 2004 (as restated, see Note 21)	4,178	$417,803	516,496	$516,496	$3,133,277	$(4,052,974)	$—-	$(22,879)	$(8,277)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (as Restated, see Note 21)

(In thousands)

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Operating Activities:
Net income (loss)	$83,379	$(112,542)	$(825,640)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	264,584	285,605	350,100
Store closings and impairment loss	22,074	135,328	251,617
Interest rate swap contracts	—	278	41,894
Loss (gain) on sale of assets and investments, net	2,023	(18,620)	(42,536)
Stock-based compensation expense (benefit)	29,821	4,806	(15,891)
Loss (gain) on debt modifications and retirements, net	35,315	(13,628)	221,054
Changes in operating assets and liabilities:
Accounts receivable	(94,486)	14,803	(69,004)
Inventories	(48,014)	40,555	112,649
Income taxes receivable/payable	(61,209)	24,018	(14,635)
Accounts payable	(17,162)	(62,314)	(5,004)
Other assets and liabilities, net	11,190	7,094	11,739
Net cash provided by operating activities	227,515	305,383	16,343
Investing Activities:
Expenditures for property, plant and equipment	(250,668)	(104,507)	(175,183)
Intangible assets acquired	(16,705)	(11,647)	(12,200)
Proceeds from the sale of AdvancePCS securities and notes	—	—	484,214
Proceeds from dispositions of assets and investments	25,223	43,940	45,700
Net cash (used in) provided by investing activities	(242,150)	(72,214)	342,531
Financing activities:
Net proceeds from the issuance of long-term debt	—	—	1,378,462
Net change in bank credit facilities	(222,500)	(5,962)	—
Proceeds from the issuance of bonds	502,950	300,000	392,500
Principal payments on long-term debt	(264,324)	(477,466)	(2,277,431)
Change in zero balance cash account	(4,613)	(12,936)	(48,131)
Net proceeds from the issuance of common stock	3,541	279	530,589
Deferred financing costs paid	(30,985)	(15,818)	(83,098)
Net cash used in financing activities	(15,931)	(211,903)	(107,109)
Increase (decrease) in cash and cash equivalents	(30,566)	21,266	251,765
Cash and cash equivalents, beginning of year	365,321	344,055	92,290
Cash and cash equivalents, end of year	$334,755	$365,321	$344,055

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

Stock-Based Compensation

The Company has several stock option plans, which are described in note 14. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" compensation expense recognized in fiscal 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in all years presented.

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Net income (loss) as reported:	$83,379	$(112,542)	$(825,640)
Add: Stock-based compensation expense (benefit) included in reported income (loss)	29,821	4,806	(15,891)
Deduct: Total stock-based compensation determined under the fair value method for all awards	(29,821)	(39,500)	(50,235)
Pro forma net income (loss)	$83,379	$(147,236)	$(891,766)
Income (loss) per share:
Basic — as reported	$0.11	$(0.28)	$(1.81)
Diluted — as reported	$0.11	$(0.28)	$(1.81)
Basic — pro forma	$0.11	$(0.35)	$(1.95)
Diluted — pro forma	$0.11	$(0.35)	$(1.95)

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

Significant Concentrations

The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third-party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2004, the top five third-party payors accounted for approximately 30% of the Company's total sales, the largest of which represented 10.2% of total sales. Third-party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. During fiscal 2004, state sponsored Medicaid agencies accounted for approximately 11.3% of the Company's total sales, the largest of which was less than 3% of the Company's total sales. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity." SFAS No. 150 requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. SFAS No. 150 is effective, except for certain provisions that have been deferred, for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of SFAS No. 150. As a result of the adoption of SFAS No. 150, the Company's redeemable preferred stock balance of $19,765 was included in "Other Non-Current Liabilities" as of February 28, 2004. Reclassification of prior year amounts is not permitted.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Numerator for income (loss) per share:
Net income (loss)	$83,379	$(112,542)	$(825,640)
Accretion of redeemable preferred stock	(102)	(102)	(104)
Preferred stock beneficial conversion	(625)	—	(6,406)
Cumulative preferred stock dividends	(24,098)	(32,201)	(27,530)
Income (loss) attributable to common stockholders	$58,554	$(144,845)	$(859,680)
Denominator:
Basic weighted average shares	515,822	515,129	474,028
Outstanding options	10,009	—	—
Diluted weighted average shares	525,831	515,129	474,028
Basic and diluted income (loss) per share:
Basic net income (loss)	$0.11	$(0.28)	$(1.81)
Diluted net income (loss) per share	$0.11	$(0.28)	$(1.81)

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

3.    Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Impairment charges	$24,914	$69,508	$157,962
Store and equipment lease exit (credits) charges	(2,840)	65,820	93,303
Impairment of other assets	—	—	352
	$22,074	$135,328	$251,617

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

5.    Property, Plant and Equipment

Following is a summary of property, plant and equipment, including capital lease assets, at February 28, 2004 and March 1, 2003:

	2004	2003
Land	$254,642	$266,919
Buildings	658,659	544,888
Leasehold improvements	1,107,494	1,083,773
Equipment	1,405,079	1,463,849
Construction in progress	41,753	23,254
	3,467,627	3,382,683
Accumulated depreciation	(1,584,864)	(1,514,853)
Property, plant and equipment, net	$1,882,763	$1,867,830

Depreciation expense, which includes the depreciation of assets recorded under capital leases, was $231,548 in fiscal 2004, $243,566 in fiscal 2003, and $260,300 in fiscal 2002.

Included in property, plant and equipment is the carrying amount of assets to be disposed of totaling $25,911 and $42,020 at February 28, 2004 and March 1, 2003, respectively.

6.    Investments in Fifty Percent or Less Owned Subsidiaries

In July 1999, the Company purchased 9,335 of Series E Convertible Preferred Shares in drugstore.com, an on-line pharmacy, for cash of $8,125, including legal costs, and the Company's agreement to provide access to the Company's networks of pharmacies and third-party providers, advertising commitments and exclusivity agreements. Each of the Series E Convertible Preferred Shares were converted to one share of common stock at the time of drugstore.com's initial public offering late in July 1999 and represented 21.6% of the voting stock immediately after the initial public offering. The investment was initially valued at $168,025, equal to the initial public offering price of $18 per share multiplied by the Company's shares. The Company initially accounted for the investment on the equity method because the Company had significant influence over drugstore.com, resulting from its share of the voting stock, its right to appoint one board member and a number of significant operating agreements. Prior to fiscal 2002, the Company recorded an impairment of it's investment in drugstore.com based on a decline in the market value of drugstore.com's stock that the Company believed to be other than temporary and as a result had no remaining recorded value for it's investment in drugstore.com's common stock. During fiscal 2003, the Company sold its remaining shares of drugstore.com and recognized a gain of $15,777, which is included in gain on sale of assets and investments, net, for the year ended March 1, 2003. The sale does not impact the business

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

arrangement described above. Included in other noncurrent liabilities as of February 28, 2004, is the unamortized portion of the fair value of the operating agreements of $85,954 that was created in connection with the valuation of the investment at the time of the initial public offering and is being amortized over 10 years, the life of the arrangements described above.

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

The impact of the adoption of SFAS No. 142 on fiscal 2004, 2003 and 2002 is as follows.

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Reported net income (loss)	$83,379	$(112,542)	$(825,640)
Add back goodwill amortization	—	—	21,007
Adjusted net income (loss)	$83,379	$(112,542)	$(804,633)
Basic and diluted income (loss) per share:
Reported net income (loss)	$0.11	$(0.28)	$(1.81)
Goodwill amortization	—	—	.04
Adjusted net income (loss) per share	$0.11	$(0.28)	$(1.77)

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

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at February 28, 2004 and March 1, 2003:

	2004	2003
Deferred tax assets:
Accounts receivable	$18,511	$24,082
Accrued expenses	91,838	77,330
Liability for lease exit costs	101,492	154,406
Pension, retirement and other benefits	150,647	121,410
Investment impairment	34,296	87,441
Long-lived Assets	37,174	(85,888)
Credits	74,012	58,136
Net operating losses	1,178,637	960,977
Total gross deferred tax assets	1,686,607	1,397,894
Valuation allowance	(1,600,602)	(1,275,735)
Net deferred tax assets	86,005	122,159
Deferred tax liabilities:
Inventory	83,384	122,138
Other	2,621	21
Total gross deferred tax liabilities	86,005	122,159
Net deferred tax assets	$—	$—

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

11.    Leases

The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from five to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $8,892, $9,470 and $10,175, was $553,956, $566,409 and $571,374 in fiscal 2004, 2003 and 2002, respectively. These amounts include contingent rentals of $32,143, $29,679 and $26,893 in fiscal 2004, 2003 and 2002, respectively.

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

16.    Commitments, Contingencies and Guarantees

Legal Proceedings

    Federal investigations

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. The Company is cooperating fully with the United States Attorney. The Company has begun settlement discussions with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against the Company if it enters into a consent judgement providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company recorded an accrual of $20,000 in fiscal 2003 in connection with the resolution for these matters; however, the Company may incur charges in excess of that amount and is unable to estimate the possible range of loss. The Company will continue to evaluate its estimate and to the extent that additional information arises or its strategy changes, the Company will adjust the accrual accordingly.

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

19.    Interim Financial Results (Unaudited)

	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,046,168	$4,052,091	$4,105,844	$4,396,346	$16,600,449
Cost of goods sold, including occupancy costs	3,068,214	3,087,771	3,105,333	3,307,411	12,568,729
Selling, general and administrative expenses	889,733	893,352	885,843	925,477	3,594,405
Stock-based compensation expense	9,835	8,847	7,274	3,865	29,821
Store closing and impairment charges (credits)	6,246	(9,002)	3,055	21,775	22,074
Interest expense	78,958	79,409	77,718	77,413	313,498
Loss on debt modifications and retirements, net	33,427	1,888	—	—	35,315
Loss (gain) on sale of assets and investments, net	(1,504)	342	879	2,306	2,023
	4,084,909	4,062,607	4,080,102	4,338,247	16,565,865
	(38,741)	(10,516)	25,742	58,099	34,584
Income tax benefit	—	—	(47,518)	(1,277)	(48,795)
Net income (loss)	$(38,741)	$(10,516)	$73,260	$59,376	$83,379
Basic income (loss) per share	$(0.08)	$(0.04)	$0.13	$0.10	$0.11
Diluted income (loss) per share	$(0.08)	$(0.04)	$0.12	$0.09	$0.11

	Fiscal Year 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$3,923,731	$3,856,510	$3,871,246	$4,139,791	$15,791,278
Cost of goods sold, including occupancy costs	2,993,663	2,958,669	2,952,343	3,131,328	12,036,003
Selling, general and administrative expenses	899,143	865,931	849,242	857,257	3,471,573
Stock-based compensation (benefit) expense	8,094	(6,746)	2,625	833	4,806
Store closing and impairment charges (credits)	(4,117)	58,223	2,945	78,277	135,328
Interest expense	84,631	84,955	80,941	79,493	330,020
Interest rate swap contracts	264	14	—	—	278
Gain on debt modifications and retirements, net	(270)	(1,392)	—	(11,966)	(13,628)
Loss (gain) on sale of assets and investments, net	(16,865)	1,477	(775)	(2,457)	(18,620)
	3,964,543	3,961,131	3,887,321	4,132,765	15,945,760
Loss before income taxes	(40,812)	(104,621)	(16,075)	7,026	(154,482)
Income tax expense (benefit)	(43,511)	649	490	432	(41,940)
Net income (loss)	$2,699	$(105,270)	$(16,565)	$6,594	$(112,542)
Basic and diluted loss per share	$(0.01)	$(0.21)	$(0.05)	$(0.02)	$(0.28)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

The effect of the restatement, as discussed in Note 21 on any individual quarter of fiscal 2004 and fiscal 2003 is not significant. Accordingly, the amounts above reflect only the as restated balances.

Certain reclassifications have been made to prior periods' amounts to conform to current period classifications.

During the fourth quarter of fiscal 2004, the Company incurred $21,775 in store closing and impairment charges. The Company recorded $12,550 of non-recurring gains in selling, general and administrative expenses related to favorable litigation payments.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

21.    Restatement of Financial Statements

Subsequent to the issuance of the Company's fiscal 2004 financial statements, the Company's management reviewed certain of its lease related accounting policies. As a result of this review, the Company determined that its previous methods of accounting for straight-line rent expense and the related deferred rent liability and the computation of depreciation expense on leasehold improvements for a small number of stores were not in conformity with GAAP. As a result, the Company's financial statements for each of the three years in the period ended February 28, 2004 and for the first three quarters of fiscal 2005 have been restated.

Historically, the Company recorded rent expense on operating leases on a straight-line basis over the minimum lease term at the time that the store began operations. The Company has now determined that it should have recorded rent expense at the time that it had the right to use the property, which typically is when the Company begins construction on the property. The Company also had leasehold improvements that were being depreciated over lives longer than the minimum lease term of the related ground lease. The Company has determined that it should be amortizing these improvements over a life that is no longer than the related minimum lease term. These non-cash adjustments have no impact on historical or future cash flows or the timing of payments under the Company's operating leases. Also, they have no impact on the Company's financial covenants under its senior secured credit facility.

The financial statement impact of the restatement is to recognize rent expense on operating leases on a straight-line method beginning at the time the Company has the right to use the property and to accelerate the depreciation on the leasehold improvement assets that are on ground leases so that the asset is fully depreciated over the remaining minimum lease term. The cumulative effect of the restatement as of February 28, 2004 is to decrease net property, plant and equipment by $1,045, to increase non-current liabilities by $16,496 and to increase accumulated deficit by $17,541. The impact of the restatement is an increase in net income of $68 for fiscal 2004, an increase in net loss of $466 for fiscal 2003 and a decrease in net loss of $2,041 for fiscal 2002 from amounts previously reported. The restatement has no effect on diluted earnings per share for fiscal 2004 and 2003 and resulted in a decrease in diluted loss per share of $.01 for fiscal 2002. The cumulative effect of the restatement for all years prior to fiscal 2002 is $19,184, which is recorded as an increase in opening stockholder's deficit at March 4, 2001.

A summary of the significant effects of the restatement on (i) the Company's consolidated balance sheets as of February 28, 2004 and March 1, 2003 and (ii) the Company's consolidated statements of operations for the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002 is as follows:

Fiscal Year 2004

	As Previously Reported	Adjustments	As Restated
Balance Sheet
Property, plant and equipment, net	$1,883,808	$(1,045)	$1,882,763
Total assets	6,246,679	(1,045)	6,245,634
Noncurrent liabilities	885,975	16,496	902,471
Total liabilities	6,237,415	16,496	6,253,911
Accumulated deficit	(4,035,433)	(17,541)	(4,052,974)
Total stockholders' equity (deficit)	9,264	(17,541)	(8,277)
Total liabilities and stockholders' equity (deficit)	$6,246,679	$(1,045)	$6,245,634

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (concluded)
For the Years Ended February 28, 2004, March 1, 2003 and March 2, 2002

(In thousands, except per share amounts)

	As Previously Reported	Adjustments	As Restated
Operating Statement:
Cost of goods sold	$12,568,405	$324	$12,568,729
Total costs and expenses	16,565,933	(68)	16,565,865
Income before income taxes	34,516	68	34,584
Income tax expense	(48,795)	—	(48,795)
Net income	$83,311	68	$83,379

Fiscal Year 2003

	As Previously Reported	Adjustments	As Restated
Balance Sheet
Property, plant and equipment, net	$1,868,579	$(749)	$1,867,830
Total assets	6,133,515	(749)	6,132,766
Noncurrent liabilities	900,270	16,860	917,130
Total liabilities	6,226,181	16,860	6,243,041
Accumulated deficit	(4,118,119)	(17,609)	(4,135,728)
Total stockholders' deficit	(112,329)	(17,609)	(129,938)
Total liabilities and stockholders' deficit	$6,133,515	$749	$6,132,766

	As Previously Reported	Adjustments	As Restated
Operating Statement:
Cost of goods sold	$12,035,537	$466	$12,036,003
Total costs and expenses	15,945,294	466	15,945,760
Loss before income taxes	(154,016)	(466)	(154,482)
Income taxes	(41,940)	—	(41,940)
Net loss	$(112,076)	$(466)	$(112,542)

Fiscal Year 2002

	As Previously Reported	Adjustments	As Restated
Operating Statement:
Cost of goods sold	$11,697,912	$(2,041)	$11,695,871
Total costs and expenses	16,005,596	(2,041)	16,003,555
Loss before income taxes	(839,426)	2,041	(837,385)
Income taxes	(11,745)	—	(11,745)
Net loss	$(827,681)	$2,041	$(825,640)
Basic and diluted loss per share	$(1.82)	$0.01	$(1.81)

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

Dated: April 6, 2005

RITE AID CORPORATION
By: /s/ MARY F. SAMMONS

Mary F. Sammons President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their respective capacities on April 6, 2005.

Signature	Title

/S/ ROBERT G. MILLER	Chairman of the Board of Directors

Robert G. Miller

/S/ MARY F. SAMMONS	Chief Executive Officer, President, and Director

Mary F. Sammons

/S/ JOHN T. STANDLEY	Chief Financial Officer, Chief Administrative Officer, and Senior Executive Vice President

John T. Standley

/S/ KEVIN TWOMEY	Chief Accounting Officer and Senior Vice President

Kevin Twomey

/S/ JOHN G. DANHAKL	Director

John G. Danhakl

/S/ ALFRED M. GLEASON	Director

Alfred M. Gleason

/S/ GEORGE G. GOLLEHER	Director

George G. Golleher

/S/ COLIN V. REED	Director

Colin V. Reed

/S/ STUART M. SLOAN	Director

Stuart M. Sloan

/S/ JONATHAN D. SOKOLOFF	Director

Jonathan D. Sokoloff

EXHIBIT INDEX

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	8% Series D Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated October 3, 2001	Exhibit 3.5 to Form 10-Q, filed on October 12, 2001
3.5	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.6	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001

Exhibit Numbers	Description	Incorporation By Reference To
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller dated as of December 5, 1999*	Exhibit 10.1 to Form 8-K, filed on January 18, 2000
10.5	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of May 7, 2001*	Exhibit 10.9 to Form 10-K, filed on May 21, 2001
10.6	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.7	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.8	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.9	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K, filed on May 21, 2001

Exhibit Numbers	Description	Incorporation By Reference To
10.10	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, filed on October 7, 2003
10.11	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.12	Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of December 5, 1999*	Exhibit 10.4 to Form 8-K, filed on January 18, 2000
10.13	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and John T. Standley*	Exhibit 4.34 to Form 8-K, filed on January 18, 2000
10.14	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.15	Rite Aid Corporation Special Executive Retirement Plan*	Filed herewith
10.16	Employment Agreement by and between Rite Aid Corporation and Christopher Hall, dated as of January 26, 2000*	Exhibit 10.48 to Form 10-K, filed on May 21, 2001
10.17	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.18	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2003
11	Statement regarding computation of earnings per share (see note 4 to the consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.