Form 10-Q/A
period 2004-05-29
RITE AID CORP
filed 2005-04-06
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

These non-cash adjustments, which are similar to others recently announced by several restaurant and retail companies, will have no impact on historical or future cash flows or the timing of payments under our operating leases. Also, they have no impact on our financial covenants under our senior secured credit facility.

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended May 29, 2004, initially filed with the SEC on June 29, 2004 (the "Original Filing") is being filed to reflect the restatement of our condensed consolidated financial statements for the quarters ended May 29, 2004 and May 31, 2003. For a more detailed description of these restatement, see Note 11, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2 and 32, respectively.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to February 28, 2004. For this reason, the consolidated financial statements, auditors reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

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

We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects" included in our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2004 ("the Fiscal 2004 10-K/A"), which we filed with the Securities and Exchange Commission ("SEC") on April 6, 2005 and is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	May 29, 2004 (as restated, see note 11)	February 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$500,151	$334,755
Accounts receivable, net	649,492	670,004
Inventories, net	2,250,627	2,223,171
Prepaid expenses and other current assets	100,774	150,067
Total current assets	3,501,044	3,377,997
Property, plant and equipment, net	1,861,465	1,882,763
Goodwill	684,535	684,535
Other intangibles, net	177,058	176,672
Other assets	134,929	123,667
Total assets	$6,359,031	$6,245,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$220,781	$23,976
Accounts payable	828,524	758,290
Accrued salaries, wages and other current liabilities	700,297	701,484
Total current liabilities	1,749,602	1,483,750
Convertible notes	246,375	246,000
Long-term debt, less current maturities	3,250,799	3,451,352
Lease financing obligations, less current maturities	171,610	170,338
Other noncurrent liabilities	879,302	902,471
Total liabilities	6,297,688	6,253,911
Commitments and contingencies	—	—
Stockholders' equity (deficit):
Preferred stock, par value $1 per share, liquidation value $100 per share	426,159	417,803
Common stock, par value $1 per share	517,297	516,496
Additional paid-in capital	3,130,021	3,133,277
Accumulated deficit	(3,989,255)	(4,052,974)
Accumulated other comprehensive loss	(22,879)	(22,879)
Total stockholders' equity (deficit)	61,343	(8,277)
Total liabilities and stockholders' equity (deficit)	$6,359,031	$6,245,634

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	May 29, 2004 (as restated, see note 11)	May 31, 2003 (as restated, see note 11)
Revenues	$4,244,357	$4,046,168
Costs and expenses:
Cost of goods sold, including occupancy costs	3,191,456	3,068,214
Selling, general and administrative expenses	908,863	889,733
Stock-based compensation expense	3,982	9,835
Store closing and impairment (credits) charges	(4,595)	6,246
Interest expense	77,801	78,958
Loss on debt modifications and retirements, net	—	33,427
Gain on sale of assets and investments, net	(1,918)	(1,504)
	4,175,589	4,084,909
Income (loss) before income taxes	68,768	(38,741)
Income tax expense	5,049	—
Net income (loss)	$63,719	$(38,741)
Computation of income (loss) applicable to common stockholders:
Net income (loss)	$63,719	$(38,741)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,356)	—
Income (loss) attributable to common stockholders	$55,337	$(38,767)
Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.11	$(0.08)
Diluted income (loss) per share	$0.10	$(0.08)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirteen Week Period Ended
	May 29, 2004 (as restated, see note 11)	May 31, 2003 (as restated, see note 11)
Operating activities:
Net income (loss)	$63,719	$(38,741)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	63,192	65,649
Stock-based compensation expense	3,982	9,835
Store closing and impairment (credits) charges	(4,595)	6,246
Loss on debt modifications and retirements, net	—	33,427
Gain on sale of assets and investments, net	(1,918)	(1,504)
Changes in income tax receivables and payables	41,279	—
Changes in operating assets and liabilities	50,900	(25,112)
Net cash provided by operating activities	216,559	49,800
Investing activities:
Expenditures for property, plant and equipment	(35,088)	(128,760)
Intangible assets acquired	(6,730)	(4,895)
Proceeds from dispositions of assets and investments	3,483	8,523
Net cash used in investing activities	(38,335)	(125,132)
Financing activities:
Principal payments on long-term debt	(6,162)	(185,464)
Principal payments on bank credit facilities	—	(1,372,500)
Proceeds from issuance of new bank credit facility	—	1,150,000
Change in zero balance cash accounts	(8,586)	(14,971)
Proceeds from issuance of stock	1,920	848
Proceeds from issuance of bonds	—	502,950
Deferred financing costs paid	—	(28,110)
Net cash (used in) provided by financing activities	(12,828)	52,753
Increase (decrease) in cash and cash equivalents	165,396	(22,579)
Cash and cash equivalents at beginning of period	334,755	365,321
Cash and cash equivalents at end of period	$500,151	$342,742
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $44 and $48)	$52,152	$61,205
Cash refunds of income taxes, net	$(35,982)	$(413)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 29, 2004 and May 31, 2003
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 29, 2004 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2004 Annual Report on Form 10-K/A filed with the SEC.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", subject to certain effective date deferrals. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations. In December of 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for variable interest entities until the end of the first reporting period that ends after March 15, 2004. FIN 46R applied to the Company's financial statements for the period ended May 29, 2004. The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

3.    Income (Loss) Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted income (loss) per share computation:

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
Numerator for income (loss) per share:
Net income (loss)	$63,719	$(38,741)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,356)	—

Income (loss) attributable to common stockholders – basic	55,337	(38,767)

Interest on convertible debt	2,968	—

Income (loss) attributable to common shareholders – diluted	$58,305	$(38,767)

Denominator:
Basic weighted average shares	516,837	515,198
Outstanding options	18,792	—
Convertible debt	38,462	—

Diluted weighted average shares	574,091	515,198

Basic and diluted income (loss) per share:
Basic net income (loss) per share	$0.11	$(0.08)
Diluted net income (loss) per share	$0.10	$(0.08)

Diluted weighted average shares for the thirteen week period ended May 29, 2004 do not reflect potential dilutive common shares related to convertible preferred stock, as inclusion of these shares would be antidilutive. No potential shares of common stock have been included in the computation of diluted earnings per share for the thirteen week period ended May 31, 2003, as inclusion of these shares would be antidilutive. At May 29, 2004, an aggregate of 92,286 potential common shares related to stock options with exercise prices greater than average market price of the common stock during the period and convertible preferred stock have been excluded from the computation of diluted earnings per share. At May 31, 2003, an aggregate of 173,836 potential dilutive common shares related to stock options, convertible notes and preferred stock have been excluded from the computation of diluted earnings per share.

4.    Store Closing and Impairment Charges

Store closing and impairment (credits) charges consist of:

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
Impairment charges	$829	$831
Store and equipment lease exit (credits) charges	(5,424)	5,415
	$(4,595)	$6,246

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

8.    Retirement Plans

Net periodic pension expense recorded in the thirteen week periods ended May 29, 2004 and May 31, 2003, respectively, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Service cost	$1,350	$653	$17	$21
Interest cost	1,200	1,153	246	346
Expected return on plan assets	(1,250)	(370)	—	—
Amortization of unrecognized net transition obligation	—	—	21	21
Amortization of unrecognized prior service cost	175	113	—	—
Amortization of unrecognized net loss	475	821	89	83
Net pension expense	$1,950	$2,370	$373	$471

9.    Commitments and Contingencies

Legal Proceedings

Federal investigations

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. The Company is cooperating fully with the United States Attorney. The Company has begun settlement discussions with the United States Attorney for the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceeding against the Company if it enters into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company has recorded an accrual of $20,000 in fiscal 2003 in connection with the resolution for these matters; however, the Company may incur charges in excess of that amount and is unable to estimate the possible range of loss. The Company will continue to evaluate its estimate and to the extent that additional information arises or the Company's strategy changes, the Company will adjust its accrual accordingly.

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

11.    Restatement of Financial Statements

Subsequent to the issuance of the Company's condensed consolidated financial statements for the thirteen week period ended May 29, 2004, the Company's management reviewed certain of its lease related accounting policies. As a result of this review, the Company determined that its previous methods of accounting for straight-line rent expense and the related deferred rent liability and depreciation expense on leasehold improvements for a small number of stores were not in conformity with GAAP. As a result, the Company's financial statements for each of the three years in the period ended February 28, 2004 and for the first three quarters of fiscal 2005 have been restated.

Historically, the Company recorded rent expense on operating leases on a straight-line basis over the minimum lease term at the time that the store began operations. The Company has now determined that it should have recorded rent expense at the time that it had the right to use the property, which typically is when the Company begins construction on the property. The Company also had leasehold improvements at a small number of stores that were being depreciated over lives longer than the minimum lease term of the related ground lease. The Company has now determined that it should be amortizing these improvements over a life that is no longer than the minimum lease term. These non-cash adjustments have no impact on historical or future cash flows or the timing of payments under the Company's operating leases. Also, they have no impact on the Company's financial covenants under its senior secured credit facility.

The financial statement impact of the restatement is to recognize rent expense on operating leases on a straight-line method beginning at the time the Company has the right to use the property and to accelerate the depreciation on the leasehold improvement assets that are on ground leases so that the asset is fully depreciated over the remaining minimum lease term. The cumulative effect of the restatement through the fiscal quarter ended May 29, 2004 is to decrease net property, plant and equipment by $1,119, to increase non-current liabilities by $16,036 and to increase the accumulated deficit by $17,155. The impact of the restatement is an increase in net income of $386 for the thirteen week period ended May 29, 2004 and a decrease in net loss of $81 for the thirteen week period ended May 31, 2003 from amounts previously reported. The restatement has no effect on diluted earnings per share for the thirteen weeks ended May 29, 2004 and May 31, 2003. The cumulative effect of the restatement for all years prior to fiscal 2002 was $19,184, which was recorded as an increase in opening stockholders' deficit at March 4, 2001.

A summary of the significant effects of the restatement on (i) the Company's condensed consolidated balance sheet as of May 29, 2004 and (ii) the Company's condensed consolidated statements of operations for the thirteen week periods ended May 29, 2004, and May 31, 2003 is as follows.

Balance sheet as of May 29, 2004

	As Previously Reported	Adjustments	As Restated
Property, plant and equipment, net	$1,862,584	$(1,119)	$1,861,465
Total assets	6,360,150	(1,119)	6,359,031
Non-current liabilities	863,266	16,036	879,302
Total liabilities	6,281,652	16,036	6,297,688
Accumulated deficit	(3,972,100)	(17,155)	(3,989,255)
Total stockholders' equity	78,498	(17,155)	61,343
Total liabilities and stockholders' equity	$6,360,150	$(1,119)	$6,359,031

Income Statement — Thirteen Weeks Ended May 29, 2004

	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$3,191,834	$(378)	$3,191,456
Store closing and impairment	(4,587)	(8)	(4,595)
Total costs and expenses	4,175,975	(386)	4,175,589
Income before income taxes	68,382	386	68,768
Net income	$63,333	$386	$63,719

Income Statement — Thirteen Weeks Ended May 31, 2003

	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$3,068,175	$39	$3,068,214
Store closing and impairment	6,366	(120)	6,246
Total costs and expenses	4,084,990	(81)	4,084,909
Loss before income taxes	(38,822)	81	(38,741)
Net loss	$(38,822)	$81	$(38,741)

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen week period ended May 29, 2004 was $63.7 million, compared to net loss of $38.7 million for the thirteen week period ended May 31, 2003. Increased revenues and improvements in gross margin and selling, general and administrative expenses ("SG&A") as a percent of sales all contributed to the improvement in our operating results, and are described in further detail in the Results of Operations section below. In addition, during the thirteen week period ended May 31, 2003, we recorded a loss on debt modifications and retirements of $33.4 million. This loss consisted of a loss of $43.2 million related to the termination of our then existing senior secured credit facility and the issuance of our current senior secured credit facility, offset by net gains of $9.8 million related to several debt instruments that were repurchased in the thirteen week period ended May 31, 2003. These transactions are described in more detail in the Liquidity and Capital Resources section below.

Restatement

The following Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 11 to the condensed consolidated financial statements included in Item 1.

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

Costs and Expenses

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,191,456	$3,068,214
Gross profit	1,052,901	977,954
Gross margin	24.8%	24.2%
Selling, general and administrative expenses	908,863	889,733
Selling, general and administrative expenses as a percentage of revenues	21.4%	22.0%
Stock-based compensation expense	3,982	9,835
Store closing and impairment charges (credits)	(4,595)	6,246
Interest expense	77,801	78,958
Loss on debt modifications and retirements, net	—	33,427
Gain on sale of assets and investments, net	(1,918)	(1,504)

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

Store Closing and Impairment Charges

Store closing and impairment (credits) charges consist of:

	Thirteen Week Period Ended
	May 29, 2004	May 31, 2003
	(dollars in thousands)
Impairment charges	$829	$831
Store and equipment lease exit charges (credits)	(5,424)	5,415
	$(4,595)	$6,246

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

Store and Equipment Lease Exit (Credits) Charges:    During the thirteen week periods ended May 29, 2004 and May 31, 2003, we recorded charges for one closed store in each period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. We recorded a closed store credit of $5.4 million in the thirteen week period ended May 29, 2004, due primarily to the impact of adjustments to the risk-free rate of interest on the provision. We recorded closed store expense of $5.4 million in the thirteen week period ended May 31, 2003, due to the impact of interest accretion and adjustments to the risk-free rate of interest on the provision.

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

Other

As of May 29, 2004, we had no material off balance sheet arrangements. Our contractual obligations and commitments, which consist primarily of debt, capital and operating leases, open purchase orders, lease guarantees, and outstanding letters of credit have not changed materially from the amounts disclosed in our Fiscal 2004 10-K/A.

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

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview" and "Factors Affecting our Future Prospects" included in our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2004.

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

On March 17, 2005, our management and audit committee determined to restate our financial statements for each of the three years in the period ended February 28, 2004 and for the first three quarters of fiscal 2005 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended February 28, 2004 with restated consolidated financial statements and Forms 10-Q/A amending our interim condensed consolidated financial statements for the first three quarters of fiscal 2005. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 11, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements.

In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (May 29, 2004). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q/A, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information relating to us required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In concluding that our disclosure controls and procedures were effective as of May 29, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth Note 11, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

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

Date: April 6, 2005	RITE AID CORPORATION By: /s/ ROBERT B. SARI Robert B. Sari Senior Vice President and General Counsel
Date: April 6, 2005	By: /s/ JOHN T. STANDLEY John T. Standley Senior Executive Vice President, Chief Administrative Officer, and Chief Financial Officer