Form 10-Q/A
period 2004-08-28
RITE AID CORP
filed 2005-04-06
CIK 84129

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

RITE AID CORPORATION

EXPLANATORY STATEMENT

As previously disclosed in our Current Report on Form 8-K dated March 18, 2005, on March 17, 2005 our management and audit committee of the Board of Directors have determined that our financial statements for each of the three years in the period ended February 28, 2004 and for the first three quarters of fiscal 2005 should be restated.

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

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2004, initially filed with the SEC on September 28, 2004 (the "Original Filing") is being filed to reflect the restatement of our condensed consolidated financial statements for the thirteen and twenty-six week periods ended August 28, 2004 and August 30, 2003. For a more detailed description of this restatement, see Note 11, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	August 28, 2004 (as restated, see note 11)	February 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$406,885	$334,755
Accounts receivable, net	636,800	670,004
Inventories, net	2,291,007	2,223,171
Prepaid expenses and other current assets	99,190	150,067
Total current assets	3,433,882	3,377,997
Property, plant and equipment, net	1,843,221	1,882,763
Goodwill	684,535	684,535
Other intangibles, net	178,537	176,672
Other assets	142,495	123,667
Total assets	$6,282,670	$6,245,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$193,272	$23,976
Accounts payable	819,474	758,290
Accrued salaries, wages and other current liabilities	697,375	701,484
Total current liabilities	1,710,121	1,483,750
Convertible notes	246,750	246,000
Long-term debt, less current maturities	3,210,402	3,451,352
Lease financing obligations, less current maturities	168,404	170,338
Other noncurrent liabilities	869,604	902,471
Total liabilities	6,205,281	6,253,911
Commitments and contingencies	—	—
Stockholders' equity (deficit):
Preferred stock, par value $1 per share, liquidation value $100 per share	434,682	417,803
Common stock, par value $1 per share	517,743	516,496
Additional paid-in capital	3,127,219	3,133,277
Accumulated deficit	(3,979,376)	(4,052,974)
Accumulated other comprehensive loss	(22,879)	(22,879)
Total stockholders' equity (deficit)	77,389	(8,277)
Total liabilities and stockholders' equity (deficit)	$6,282,670	$6,245,634

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	August 28, 2004 (as restated, see note 11)	August 30, 2003 (as restated, see note 11)
Revenues	$4,123,906	$4,052,091
Costs and expenses:
Cost of goods sold, including occupancy costs	3,098,211	3,087,771
Selling, general and administrative expenses	926,153	902,199
Store closing and impairment charges (credits)	13,461	(9,002)
Interest expense	76,519	79,409
(Gain) loss on debt modifications and retirements, net	(791)	1,888
(Gain) loss on sale of assets and investments, net	(254)	342
	4,113,299	4,062,607
Income (loss) before income taxes	10,607	(10,516)
Income tax expense	728	—
Net income (loss)	$9,879	$(10,516)
Computation of income (loss) applicable to common stockholders:
Net income (loss)	$9,879	$(10,516)
Accretion of redeemable preferred stock	(25)	(26)
Cumulative preferred stock dividends	(8,523)	(7,874)
Income (loss) attributable to common stockholders	$1,331	$(18,416)
Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.00	$(0.04)
Diluted income (loss) per share	$0.00	$(0.04)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Twenty-Six Week Period Ended
	August 28, 2004 (as restated, see note 11)	August 30, 2003 (as restated, see note 11)
Revenues	$8,368,263	$8,098,259
Costs and expenses:
Cost of goods sold, including occupancy costs	6,289,667	6,155,985
Selling, general and administrative expenses	1,838,998	1,801,767
Store closing and impairment charges (credits)	8,866	(2,756)
Interest expense	154,320	158,367
(Gain) loss on debt modifications and retirements, net	(791)	35,315
Gain on sale of assets and investments, net	(2,172)	(1,162)
	8,288,888	8,147,516
Income (loss) before income taxes	79,375	(49,257)
Income tax expense	5,777	—
Net income (loss)	$73,598	$(49,257)
Computation of income (loss) applicable to common stockholders:
Net income (loss)	$73,598	$(49,257)
Accretion of redeemable preferred stock	(51)	(52)
Cumulative preferred stock dividends	(16,879)	(7,874)
Income (loss) attributable to common stockholders	$56,668	$(57,183)
Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.11	$(0.11)
Diluted income (loss) per share	$0.11	$(0.11)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Twenty-Six Week Period Ended
	August 28, 2004 (as restated, see note 11)	August 30, 2003 (as restated, see note 11)
Operating activities:
Net income (loss)	$73,598	$(49,257)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	125,247	130,820
Stock-based compensation expense	9,105	18,682
Store closing and impairment charges (credits)	8,866	(2,756)
(Gain) loss on debt modifications and retirements, net	(791)	35,315
Gain on sale of assets and investments, net	(2,172)	(1,162)
Changes in income tax receivables and payables	38,342	—
Changes in operating assets and liabilities	(19,707)	(192,839)
Net cash provided by (used in) operating activities	232,488	(61,197)
Investing activities:
Expenditures for property, plant and equipment	(75,828)	(158,493)
Intangible assets acquired	(12,720)	(7,608)
Proceeds from dispositions of assets and investments	4,116	14,436
Net cash used in investing activities	(84,432)	(151,665)
Financing activities:
Principal payments on long-term debt	(74,157)	(199,204)
Principal payments on bank credit facilities	(2,875)	(1,372,500)
Proceeds from issuance of new bank credit facilities	—	1,150,000
Change in zero balance cash accounts	(1,858)	55,940
Proceeds from issuance of stock	2,964	1,271
Proceeds from issuance of bonds	—	502,950
Deferred financing costs paid	—	(30,985)
Net cash (used in) provided by financing activities	(75,926)	107,472
Increase (decrease) in cash and cash equivalents	72,130	(105,390)
Cash and cash equivalents at beginning of period	334,755	365,321
Cash and cash equivalents at end of period	$406,885	$259,931
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $70 and $91, respectively)	$143,927	$146,892
Cash (refunds) payments of income taxes, net	$(31,763)	$2,169
Fixed assets financed under capital leases	$10,191	$9,025

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

3.    Income (Loss) Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted income (loss) per share computation:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Numerator for income (loss) per share:
Net income (loss)	$9,879	$(10,516)	$73,598	$(49,257)
Accretion of redeemable preferred stock	(25)	(26)	(51)	(52)
Cumulative preferred stock dividends	(8,523)	(7,874)	(16,879)	(7,874)
Income (loss) attributable to common stockholders – basic and diluted	$1,331	$(18,416)	$56,668	$(57,183)
Denominator:
Basic weighted average shares	517,589	515,402	517,213	515,227
Outstanding options	16,285	—	17,483	—
Diluted weighted average shares	533,874	515,402	534,696	515,227
Basic and diluted income (loss) per share:
Basic net income (loss) per share	$0.00	$(0.04)	$0.11	$(0.11)
Diluted net income (loss) per share	$0.00	$(0.04)	$0.11	$(0.11)

Diluted weighted average shares for the thirteen and twenty-six week periods ended August 28, 2004 do not reflect potential dilutive common shares related to convertible preferred stock or convertible notes, as inclusion of these shares would be antidilutive. No potential shares of common stock have been included in the computation of diluted earnings per share for the thirteen and twenty-six week periods ended August 30, 2003, as the Company incurred losses in these periods and their inclusion would be antidilutive. At August 28, 2004, an aggregate of 134,822 potential dilutive common shares related to stock options, convertible notes and preferred stock have been excluded from the computation of diluted earnings per share. At August 30, 2003, an aggregate of 175,432 potential dilutive common shares related to stock options, convertible notes and preferred stock have been excluded from the computation of diluted earnings per share.

4.    Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Impairment charges	$70	$1,186	$899	$2,017
Store and equipment lease exit charges (credits)	13,391	(10,188)	7,967	(4,773)
	$13,461	$(9,002)	$8,866	$(2,756)

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

Store and equipment lease exit charges (credits)

During the thirteen week periods ended August 28, 2004 and August 30, 2003, the Company recorded charges for 5 stores and 1 store, respectively. During the twenty-six week periods ended August 28, 2004 and August 30, 2003, the Company recorded charges for 6 and 2 stores, respectively. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The Company recorded a net closed store charge of $13,391 in the thirteen week period ended August 28, 2004, due to store closures, the impact of interest accretion and adjustments to the risk-free rate of interest on the provision. The effect of changes in the risk-free rate of interest during the thirteen week period ended August 30, 2003 resulted in a net closed store credit of $10,188. The Company recorded a net closed store charge of $7,967 in the twenty-six week period ended August 28, 2004, due to store closures, the impact of interest accretion and adjustments to the risk-free rate of interest on the provision. The effect of changes in the risk-free rate of interest and interest accretion during the twenty-six week period ended August 30, 2003 resulted in a net closed store credit of $4,773.

The reserve for store and equipment lease exit costs includes the following activity:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2004 (as restated, see note 11)	August 30, 2003 (as restated, see note 11)	August 28, 2004 (as restated, see note 11)	August 30, 2003 (as restated see note 11)
Balance – beginning of period	$238,029	$297,135	$254,361	$306,485
Provision for present value of noncancellable lease payments of store closings	8,459	996	11,990	901
Changes in assumptions about future sublease income, terminations and changes in interest rates	4,563	(13,024)	(6,410)	(9,421)
Reversals of reserves for stores that management has determined will remain open	(1,279)	—	(1,279)	—
Interest accretion	2,119	1,848	4,145	3,875
Cash payments, net of sublease income	(10,557)	(11,258)	(21,473)	(26,143)
Balance – end of period	$241,334	$275,697	$241,334	$275,697

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

Amortization expense for these intangible assets was $7,312 and $13,596 for the thirteen and twenty-six weeks ended August 28, 2004. Amortization expense for these intangible assets was $8,840 and $18,255 for the thirteen and twenty-six weeks ended August 30, 2003. The anticipated annual amortization expense for these intangible assets is 2005 − $26,555, 2006 − $24,347, 2007 − $20,898, 2008 − $17,820 and 2009 − $13,948.

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

Other

As a result of the Company's entry into the new senior secured credit facility, the Company has reduced the total amount outstanding under the senior secured credit facility from $1,147,125 at August 28, 2004 to $510,000 at September 22, 2004. After giving effect to this reduction, the aggregate annual principal payments of long-term debt for the remainder of fiscal 2005 and the succeeding four fiscal years are as follows: 2005 − $1,349, 2006 − $214,542, 2007 − $574,412, 2008 − $5,370, 2009 − $304,591, and $1,902,143 in 2010 and thereafter.

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

9.    Retirement Plans

Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 28, 2004 and August 30, 2003, respectively, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Pension Plan		Defined Benefit Pension Plan		Nonqualified Executive Pension Plan
	Thirteen Week Period Ended				Twenty-six Week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Service cost	$1,350	$653	$18	$21	$2,700	$1,306	$35	$42
Interest cost	1,200	1,154	246	300	2,400	2,307	492	646
Expected return on plan Assets	(1,250)	(370)	—	—	(2,500)	(740)	—	—
Amortization of unrecognized net transition obligation	—	—	22	22	—	—	43	43
Amortization of unrecognized prior service cost	175	113	—	—	350	226	—	—
Amortization of unrecognized net loss	475	822	89	83	950	1,643	178	166
Curtailment and settlement	—	—	—	(4,191)	—	—	—	(4,191)
Net pension expense (credit)	$1,950	$2,372	$375	$(3,765)	$3,900	$4,742	$748	$(3,294)

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

11.    Restatement of Financial Statements

Subsequent to the issuance of the Company's condensed consolidated financial statements for the thirteen and twenty-six week periods ended August 28, 2004, the Company's management reviewed certain of its lease related accounting policies. As a result of this review, the Company determined that its previous methods of accounting for straight-line rent expense and the related deferred rent liability and depreciation expense on leasehold improvements for a small number of stores were not in conformity with GAAP. As a result, the Company's financial statements for each of the three years in the period ended February 28, 2004 and for the first three quarters of fiscal 2005 have been restated.

Historically, the Company recorded rent expense on operating leases on a straight-line basis over the minimum lease term at the time that the store began operations. The Company has now determined that it should have recorded rent expense at the time that it had the right to use the property, which typically is when the Company begins construction on the property. The Company also had leasehold improvements at a small number of stores that were being depreciated over lives longer than the minimum lease term of the related ground lease. The Company has now determined that it should be amortizing these improvements over a life that is no longer than the minimum lease term. These non-cash adjustments have no impact on historical or future cash flows or the timing of payments under the Company's operating leases. Also they have no impact on the Company's financial covenants under its senior secured credit facility.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The financial statement impact of the restatement is to recognize rent expense on operating leases on a straight-line method beginning at the time the Company has the right to use the property and to accelerate the depreciation on the leasehold improvement assets that are on ground leases so that the asset is fully depreciated over the remaining minimum lease term. The cumulative effect of the restatement through the fiscal quarter ended August 28, 2004 is to decrease net property, plant and equipment by $1,193, to increase non-current liabilities by $15,913 and to increase the accumulated deficit by $17,106. The impact of the restatement is an increase in net income of $49 for the thirteen week period ended August 28, 2004 and a decrease in net loss of $82 for the thirteen week period ended August 30, 2003 from amounts previously reported. The impact of the restatement is an increase in net income of $435 for the twenty-six week period ended August 28, 2004 and a decrease in net loss of $163 for the twenty-six week period ended August 30, 2003 from amounts previously reported. The restatement has no effect on diluted earnings per share for the thirteen and twenty-six weeks ended August 28, 2004 and August 30, 2003. The cumulative effect of the restatement for all years prior to fiscal 2002 was $19,184, which was recorded as an increase in opening stockholders' deficit at March 4, 2001.

A summary of the significant effects of the restatement on (i) the Company's condensed consolidated balance sheet as of August 28, 2004 and (ii) the Company's condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 28, 2004, and August 30, 2003 is as follows.

Balance sheet as of August 28, 2004

	As Previously Reported	Adjustments	As Restated
Property, plant and equipment, net	$1,844,414	$(1,193)	$1,843,221
Total assets	6,283,863	(1,193)	6,282,670
Non-current liabilities	853,691	15,913	869,604
Total liabilities	6,189,368	15,913	6,205,281
Accumulated deficit	(3,962,270)	(17,106)	(3,979,376)
Total stockholders' equity	94,495	(17,106)	77,389
Total liabilities and stockholders' equity	$6,283,863	$(1,193)	$6,282,670

Income Statement — Thirteen Weeks Ended August 28, 2004

	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$3,097,789	$422	$3,098,211
Store closing and impairment	13,932	(471)	13,461
Total costs and expenses	4,113,348	(49)	4,113,299
Income before income taxes	10,558	49	10,607
Net income	$9,830	$49	$9,879

Income Statement — Thirteen Weeks Ended August 30, 2003

	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$3,087,845	$(74)	$3,087,771
Store closing and impairment	(8,994)	(8)	(9,002)
Total costs and expenses	4,062,689	(82)	4,062,607

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

	As Previously Reported	Adjustments	As Restated
Loss before income taxes	(10,598)	82	(10,516)
Net loss	$(10,598)	$82	$(10,516)

Income Statement — Twenty-Six Weeks Ended August 28, 2004

	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$6,289,623	$44	$6,289,667
Store closing and impairment	9,345	(479)	8,866
Total costs and expenses	8,289,323	(435)	8,288,888
Income before income taxes	78,940	435	79,375
Net income	$73,163	$435	$73,598

Income Statement — Twenty-Six Weeks Ended August 30, 2003

	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$6,156,020	$(35)	$6,155,985
Store closing and impairment	(2,628)	(128)	(2,756)
Total costs and expenses	8,147,679	(163)	8,147,516
Loss before income taxes	(49,420)	163	(49,257)
Net loss	$(49,420)	$163	$(49,257)

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen and twenty-six week periods ended August 28, 2004 was $9.9 million and $73.6 million, respectively. Net loss for the thirteen and twenty-six week periods ended August 30, 2003 was $10.5 million and $49.3 million, respectively. Increased revenue and improvements in gross margin contributed to the improvement in our operating results and are described in further detail in the Results of Operations section below. In addition, during the twenty-six week period ended August 30, 2003, we recorded a loss on debt modification and retirement of $35.3 million. This loss consisted of a loss of $43.2 million related to the termination of our then existing senior secured credit facility and our issuance of a new senior secured credit facility, offset by a gain of $7.9 million related to several debt instruments that were repurchased in the twenty-six week period ended August 30, 2003.

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

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,098,211	$3,087,771	$6,289,667	$6,155,985
Gross profit	1,025,695	964,320	2,078,596	1,942,274
Gross margin	24.9%	23.8%	24.8%	24.0%
Selling, general and administrative expenses	926,153	902,199	1,838,998	1,801,767
Selling, general and administrative expenses as a percentage of revenues	22.5%	22.3%	22.0%	22.2%
Store closing and impairment (credits) charges	13,461	(9,002)	8,866	(2,756)
Interest expense	76,519	79,409	154,320	158,367
(Gain) loss on debt and lease conversions and modifications and retirements, net	(791)	1,888	(791)	35,315
(Gain) loss on sale of assets and investments, net	(254)	342	(2,172)	(1,162)

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

Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
	(dollars in thousands)
Impairment charges	$70	$1,186	$899	$2,017
Store and equipment lease exit charges (credits)	13,391	(10,188)	7,967	(4,773)
	$13,461	$(9,002)	$8,866	$(2,756)

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

Store and Equipment Lease Exit Charges:    During the thirteen week periods ended August 28, 2004 and August 30, 2003, we recorded charges for 5 stores and 1 store, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended August 28, 2004 and August 30, 2003, we recorded charges for 6 and 2 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The effect of lease terminations and changes in the risk-free rate of interest during the thirteen week period ended August 28, 2004 resulted in a net charge of $13.4 million for store closing. The effect of lease terminations and changes in the risk-free rate of interest during the twenty-six week period ended August 28, 2004 resulted in a net charge of $8.0 million for store closing.

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

In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (August 28, 2004). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q/A, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information relating to us required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In concluding that our disclosure controls and procedures were effective as of August 28, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in Note 11, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

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