Form 10-Q/A
period 2004-11-27
RITE AID CORP
filed 2005-04-06
CIK 84129

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

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2004, initially filed with the SEC on December 21, 2004 (the "Original Filing") is being filed to reflect the restatement of our condensed consolidated financial statements for the thirteen and thirty-nine week periods ended November 27, 2004 and November 29, 2003. For a more detailed description of this restatement, see Note 12, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	November 27, 2004 (as restated, see note 12)	February 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$95,768	$334,755
Accounts receivable, net	285,650	670,004
Inventories, net	2,464,097	2,223,171
Prepaid expenses and other current assets	50,901	150,067
Total current assets	2,896,416	3,377,997
Property, plant and equipment, net	1,776,943	1,882,763
Goodwill	684,535	684,535
Other intangibles, net	179,881	176,672
Other assets	138,921	123,667
Total assets	$5,676,696	$6,245,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$184,620	$23,976
Accounts payable	827,163	758,290
Accrued salaries, wages and other current liabilities	700,912	701,484
Total current liabilities	1,712,695	1,483,750
Convertible notes	247,125	246,000
Long-term debt, less current maturities	2,619,875	3,451,352
Lease financing obligations, less current maturities	161,785	170,338
Other noncurrent liabilities	852,144	902,471
Total liabilities	5,593,624	6,253,911
Commitments and contingencies	—	—
Stockholders' equity (deficit):
Preferred stock, par value $1 per share, liquidation value $100 per share	443,376	417,803
Common stock, par value $1 per share	520,600	516,496
Additional paid-in capital	3,121,063	3,133,277
Accumulated deficit	(3,979,088)	(4,052,974)
Accumulated other comprehensive loss	(22,879)	(22,879)
Total stockholders' equity (deficit)	83,072	(8,277)
Total liabilities and stockholders' equity (deficit)	$5,676,696	$6,245,634

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	November 27, 2004 (as restated, see note 12)	November 29, 2003 (as restated, see note 12)
Revenues	$4,107,336	$4,105,844
Costs and expenses:
Cost of goods sold, including occupancy costs	3,098,555	3,105,333
Selling, general and administrative expenses	909,016	893,117
Store closing and impairment charges	2,397	3,055
Interest expense	70,653	77,718
Loss on debt modifications and retirements, net	20,216	—
Loss on sale of assets and investments, net	849	879
	4,101,686	4,080,102
Income before income taxes	5,650	25,742
Income tax expense (benefit)	5,362	(47,518)
Net income	$288	$73,260
Computation of (loss) income applicable to common stockholders:
Net income	$288	$73,260
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,694)	(8,032)
(Loss) income attributable to common stockholders	$(8,432)	$65,202
Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.02)	$0.13
Diluted (loss) income per share	$(0.02)	$0.12

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirty-Nine Week Period Ended
	November 27, 2004 (as restated, see note 12)	November 29, 2003 (as restated, see note 12)
Revenues	$12,475,599	$12,204,103
Costs and expenses:
Cost of goods sold, including occupancy costs	9,388,222	9,261,318
Selling, general and administrative expenses	2,748,014	2,694,884
Store closing and impairment charges	11,263	299
Interest expense	224,973	236,085
Loss on debt modifications and retirements, net	19,425	35,315
Gain on sale of assets and investments, net	(1,323)	(283)
	12,390,574	12,227,618
Income (loss) before income taxes	85,025	(23,515)
Income tax expense (benefit)	11,139	(47,518)
Net income	$73,886	$24,003
Computation of income applicable to common stockholders:
Net income	$73,886	$24,003
Accretion of redeemable preferred stock	(77)	(78)
Cumulative preferred stock dividends	(25,573)	(15,906)
Income attributable to common stockholders	$48,236	$8,019
Basic and diluted income per share	$0.09	$0.02

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirty-Nine Week Period Ended
	November 27, 2004 (as restated, see note 12)	November 29, 2003 (as restated, see note 12)
Operating activities:
Net income	$73,886	$24,003
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	185,581	195,855
Stock-based compensation expense	14,525	25,956
Store closing and impairment charges	11,263	299
Loss on debt modifications and retirements, net	19,425	35,315
Gain on sale of assets and investments, net	(1,323)	(283)
Net proceeds from the sale of accounts receivable	335,000	—
Changes in income tax receivables and payables	37,642	(51,103)
Changes in operating assets and liabilities	(152,101)	(129,732)
Net cash provided by operating activities	523,898	100,310
Investing activities:
Expenditures for property, plant and equipment	(120,455)	(198,172)
Intangible assets acquired	(21,202)	(11,816)
Proceeds from sale-leaseback transactions	53,800	—
Proceeds from dispositions of assets and investments	6,178	17,463
Net cash used in investing activities	(81,679)	(192,525)
Financing activities:
Principal payments on long-term debt	(78,676)	(260,766)
Principal payments on senior secured credit facilities	(1,150,000)	(1,372,500)
Proceeds from issuance of senior secured bank credit facilities	438,015	1,150,000
Net proceeds from revolver	99,000	—
Change in zero balance cash accounts	11,500	9,375
Proceeds from issuance of stock	2,996	3,260
Proceeds from issuance of bonds	—	502,950
Deferred financing costs paid	(4,041)	(30,985)
Net cash (used in) provided by financing activities	(681,206)	1,334
Decrease in cash and cash equivalents	(238,987)	(90,881)
Cash and cash equivalents at beginning of period	334,755	365,321
Cash and cash equivalents at end of period	$95,768	$274,440
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $160 and $106, respectively)	$191,183	$201,948
Cash refunds of income taxes, net	$(25,580)	$(2,815)
Equipment received for noncash consideration	$204	$18,618
Fixed assets financed under capital leases	$10,446	$9,025

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

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

2.    (Loss) Income Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted (loss) income per share computation:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Numerator for (loss) income per share:
Net income	$288	$73,260	$73,886	$24,003
Accretion of redeemable preferred stock	(26)	(26)	(77)	(78)
Cumulative preferred stock dividends	(8,694)	(8,032)	(25,573)	(15,906)
(Loss) income attributable to common stockholders – basic	(8,432)	65,202	48,236	8,019
Interest on convertible debt	—	2,968	—	—
Cumulative preferred stock dividends	—	8,032	—	—
(Loss) income attributable to common stockholders – diluted	$(8,432)	$76,202	$48,236	$8,019
Denominator:
Basic weighted average shares	519,876	516,226	518,095	515,609
Outstanding options	—	17,894	13,963	9,894
Convertible debt	—	38,462	—	—
Convertible preferred stock	—	74,475	—	—
Diluted weighted average shares	519,876	647,057	532,058	525,503
Basic and diluted (loss) income per share:
Basic net (loss) income per share	$(0.02)	$0.13	$0.09	$0.02
Diluted net (loss) income per share	$(0.02)	$0.12	$0.09	$0.02

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

No potential dilutive shares of common stock have been included in the computation of loss per share for the thirteen week period ended November 27, 2004, as the Company incurred a loss attributable to common shareholders in that period, and the inclusion would be anti-dilutive. Diluted weighted average shares for the thirty-nine week periods ended November 27, 2004, and November 29, 2003, do not reflect potential dilutive shares related to convertible preferred stock or convertible notes, as inclusion of these shares would be anti-dilutive.

At November 27, 2004, an aggregate of 136,585 potential dilutive common shares related to stock options with an exercise price greater than the average market price for the period, convertible notes and preferred stock have been excluded from the thirty-nine week computation of diluted income per share. At November 29, 2003, an aggregate of 126,456 potential dilutive common shares related to stock options with an exercise price greater than the average market price for the period, convertible notes and preferred stock have been excluded from the computation of diluted income per share.

3.    Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Impairment charges	$782	$1,600	$1,681	$3,617
Store and equipment lease exit charges (credits)	1,615	1,455	9,582	(3,318)
	$2,397	$3,055	$11,263	$299

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

4.    Receivables

On September 22, 2004, the Company entered into receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, the Company sells substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company's affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables, and for the SPE to borrow funds secured by these receivables of up to $400,000. At November 27, 2004, the Company retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $225,929, which is included in accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,480,524 in the thirteen and thirty-nine week periods ended November 27, 2004.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. At November 27, 2004, proceeds from the sale of receivables to the SPE totaled $335,000. Proceeds from the initial sale of the receivables were used to repay outstanding amounts under the then existing senior secured credit facility, as described in Note 8 "Indebtedness and Credit Agreements". Any additional proceeds are expected to be used to fund operations. The Company paid one-time arrangement and marketing fees of $2,400 at the closing date, which are recorded as a loss on debt modification. The Company must pay an ongoing program fee of approximately LIBOR plus 1.125% on the amount sold to the SPE under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and liquidity fees are recorded as a component of selling, general and administrative expenses. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, but does not guarantee the collectibility of the receivables and obligor creditworthiness.

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

The Company's ability to borrow under the new senior secured credit facility is based on a specified borrowing base consisting of inventory and prescription files. At November 27, 2004, the term loan was fully drawn and the Company has borrowings under the revolving credit facility of $99,000. At November 27, 2004, the Company also had letters of credit outstanding against the revolving credit facility of $112,113. After considering the borrowing base, outstanding letters of credit and the financial covenant ratios, the Company had additional borrowing capacity of $738,887 at November 27, 2004.

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
(unaudited)

the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Service cost	$711	$654	$18	$21	$2,132	$1,960	$53	$63
Interest cost	1,200	1,154	246	475	3,600	3,461	738	1,121
Expected return on plan Assets	(611)	(370)	—	—	(1,832)	(1,110)	—	—
Amortization of unrecognized net transition obligation	—	—	22	22	—	—	65	65
Amortization of unrecognized prior service cost	175	113	—	—	525	339	—	—
Amortization of unrecognized net loss	475	822	89	84	1,425	2,465	267	250
Curtailment and settlement	—	—	—	—	—	—	—	(4,191)
Net pension expense (credit)	$1,950	$2,373	$375	$602	$5,850	$7,115	$1,123	$(2,692)

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

12.    Restatement of Financial Statements

Subsequent to the issuance of the Company's condensed consolidated financial statements for the thirteen and thirty-nine week periods ended November 27, 2004, the Company's management reviewed certain of its lease related accounting policies. As a result of this review, the Company determined that its previous methods of accounting for straight-line rent expense and the related deferred rent liability and depreciation expense on leasehold improvements for a small number of stores were not in conformity with GAAP. As a result, the Company's financial statements for each of the three years in the period ended February 28, 2004 and for the first three quarters of fiscal 2005 have been restated.

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

The financial statement impact of the restatement is to recognize rent expense on operating leases on a straight-line method beginning at the time the Company has the right to use the property and to accelerate the depreciation on the leasehold improvement assets that are on ground leases so that the asset is fully depreciated over the remaining minimum lease term. The cumulative effect of the restatement through the fiscal quarter ended November 27, 2004 is to decrease net property, plant and equipment by $1,268, to increase non-current liabilities by $16,527 and to increase the accumulated deficit by $17,795. The impact of the restatement is a decrease in net income of $689 for the thirteen week period ended November 27, 2004 and a decrease in net income of $334 for the thirteen week period ended November 29, 2003 from amounts previously reported. The impact of the restatement is a decrease in net

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

income of $254 for the thirty-nine week period ended November 27, 2004 and a decrease in net income of $171 for the thirty-nine week period ended November 29, 2003 from amounts previously reported. Diluted loss per share was increased by $0.01 for the thirteen week period ended November 27, 2004. The restatement has no effect on diluted earnings per share for the thirteen week period ended November 29, 2004 and the thirty-nine week periods ended November 27, 2004 and November 29, 2003. The cumulative effect of the restatement for all years prior to fiscal 2002 was $19,184, which was recorded as an increase in opening stockholders' deficit at March 4, 2001.

A summary of the significant effects of the restatement on (i) the Company's condensed consolidated balance sheet as of November 27, 2004 and (ii) the Company's condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 27, 2004, and November 29, 2003, is as follows:

Balance sheet as of November 27, 2004

	As Previously Reported	Adjustments	As Restated
Property, plant and equipment, net	$1,778,211	$(1,268)	$1,776,943
Total assets	5,677,964	(1,268)	5,676,696
Non-current liabilities	835,617	16,527	852,144
Total liabilities	5,577,097	16,527	5,593,624
Accumulated deficit	(3,961,293)	(17,795)	(3,979,088)
Total stockholders' equity	100,867	(17,795)	83,072
Total liabilities and stockholders' equity	$5,677,964	$(1,268)	$5,676,696

Income Statement — Thirteen Weeks Ended November 27, 2004

	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$3,097,712	$843	$3,098,555
Store closing and impairment	2,551	(154)	2,397
Total costs and expenses	4,100,997	689	4,101,686
Income before income taxes	6,339	(689)	5,650
Net income	$977	$(689)	$288
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)

Income Statement — Thirteen Weeks Ended November 29, 2003

	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$3,104,990	$343	$3,105,333
Store closing and impairment	3,064	(9)	3,055
Total costs and expenses	4,079,768	334	4,080,102
Income before income taxes	26,076	(334)	25,742
Net income	$73,594	$(334)	$73,260

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Income Statement — Thirty-Nine Weeks Ended November 27, 2004

	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$9,387,335	$887	$9,388,222
Store closing and impairment	11,896	(633)	11,263
Total costs and expenses	12,390,320	254	12,390,574
Income before income taxes	85,279	(254)	85,025
Net income	$74,140	$(254)	$73,886

Income Statement — Thirty-Nine Weeks Ended November 29, 2003

	As Previously Reported	Adjustments	As Restated
Cost of goods sold	$9,261,010	$308	$9,261,318
Store closing and impairment	436	(137)	299
Total costs and expenses	12,227,447	171	12,227,618
Loss before income taxes	(23,344)	(171)	(23,515)
Net income	$24,174	$(171)	$24,003

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen and thirty-nine week periods ended November 27, 2004 was $0.3 million and $73.9 million, respectively. Net income for the thirteen and thirty-nine week periods ended November 29, 2003 was $73.3 million and $24.0 million, respectively. Our operating results have been impacted by a decline in revenue growth, a trend we expect to continue in the near term, partially offset by improvements in gross margin rate and a reduction in interest expense. These items are described in more detail in the Results of Operations section below. Other items that had a significant impact on our results of operations are as follows:

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

Restatement

The following Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 12 to the condensed consolidated financial statements included in Item 1.

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

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,098,555	$3,105,333	$9,388,222	$9,261,318
Gross profit	1,008,781	1,000,511	3,087,377	2,942,785
Gross margin	24.6%	24.4%	24.7%	24.1%
Selling, general and administrative expenses	909,016	893,117	2,748,014	2,694,884
Selling, general and administrative expenses as a percentage of revenues	22.1%	21.8%	22.0%	22.1%
Store closing and impairment charges	2,397	3,055	11,263	299
Interest expense	70,653	77,718	224,973	236,085
Loss on debt modifications and retirements, net	20,216	—	19,425	35,315
(Gain) loss on sale of assets and investments, net	849	879	(1,323)	(283)

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

Gross margin was 24.7% for the thirty-nine week period ended November 27, 2004 compared to 24.1% for the thirty-nine week period ended November 29, 2003. Gross margin was positively impacted primarily by improvements in pharmacy margin, which was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements. These items were partially offset by lower reimbursement rates. Gross margin was also positively impacted by a decrease in LIFO charges. Offsetting these improvements was a decrease in front-end margin, which was driven by higher markdowns.

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

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(dollars in thousands)
Impairment charges	$782	$1,600	$1,681	$3,617
Store and equipment lease exit charges (credits)	1,615	1,455	9,582	(3,318)
	$2,397	$3,055	$11,263	$299

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

Store and Equipment Lease Exit Charges (Credits):    During the thirteen week periods ended November 27, 2004 and November 29, 2003, we recorded charges for 4 stores and 3 stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended November 27, 2004 and November 29, 2003, we recorded charges for 10 and 5 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The effect of lease terminations and changes in the risk-free rate of interest during the thirteen week periods ended November 27, 2004 and November 29, 2003 resulted in net charges of $1.6 million and $1.5 million, respectively for store closing. The effect of lease terminations and changes in the risk-free rate of interest during the thirty-nine week periods ended November 27, 2004 and November 29, 2003 resulted in net charges (credits) of $9.6 million and $(3.3) million, respectively for store closing.

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

On March 17, 2005, our management and audit committee determined to restate our financial statements for each of the three years in the period ended February 28, 2004 and for the first three quarters of fiscal 2005 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended February 28, 2004 with restated consolidated financial statements and Forms 10-Q/A amending our interim condensed consolidated financial statements for the first three quarters of fiscal 2005. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A, and in Note 12, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements.

In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report

(November 27, 2004). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q/A, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information relating to us required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In concluding that our disclosure controls and procedures were effective as of November 27, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in Note 12, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

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