Form 10-K
period 2005-02-26
RITE AID CORP
filed 2005-04-29
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended February 26, 2005
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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 28, 2004 was approximately $2,269,154,395. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

As of April 22, 2005 the registrant had outstanding 520,946,894 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's annual meeting of shareholders to be held on June 23, 2005 are incorporated by reference into Part III.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	our high level of indebtedness;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our ability to improve the operating performance of our existing stores in accordance with our long term strategy;

•	our ability to hire and retain pharmacists and other store personnel;

•	our ability to open or relocate stores according to our real estate development program;

•	the outcomes of pending lawsuits and governmental investigations;

•	competitive pricing pressures and continued consolidation of the drugstore industry; and

•	the efforts of third-party payors to reduce prescription drug reimbursements and encourage mail order, changes in state or federal legislation or regulations, the success of planned advertising and merchandising strategies, general economic conditions and inflation, interest rate movements, access to capital, and our relationships with our suppliers.

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

PART I

Item 1.    Business

Overview

We are the third largest retail drugstore chain in the United States based on revenues and number of stores. We operate our drugstores in 28 states across the country and in the District of Columbia. As of February 26, 2005, we operated 3,356 stores.

In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2005, prescription drug sales accounted for 63.6% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to our on-going program of purchasing prescription files from independent pharmacies and favorable industry trends, including an aging population, increased life expectancy, a new federally funded prescription drug benefit to begin in calendar 2006, which is part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, and the discovery of new and better drug therapies. We offer approximately 24,000 front-end products, which accounted for the remaining 36.4% of our total sales in fiscal 2005. Front end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We distinguish our stores from other national chain drugstores, in part, through our private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer approximately 2,400 products under the Rite Aid private brand, which contributed approximately 11.5% of our front-end sales in the categories where private brand products were offered in fiscal 2005.

Our stores range in size from approximately 5,000 to 40,000 square feet. The overall average size of each store in our chain is approximately 12,750 square feet. The larger stores are concentrated in the western United States. Approximately 54% of our stores are freestanding; approximately 39% of our stores include a drive-thru pharmacy; approximately 75% include one-hour photo shops; and approximately 31% include a GNC store-within-Rite Aid store.

Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol of "RAD". We were incorporated in 1968 and are a Delaware corporation.

Strategy

Our strategy is to continue to focus on improving the productivity of our existing stores and developing new stores in our strongest existing markets. We believe that improving the sales of existing stores and growing our existing markets is critical to improving our profitability and cash flow.

The following paragraphs describe in more detail the components of our strategy:

Develop Stores in Existing Markets.    We have resumed our new store, store relocation and store remodeling program. Our goal is to open or relocate 80 stores by the end of fiscal 2006, of which we expect that approximately 70% will be relocated stores and the remaining 30% will be new stores. As part of this program, we plan to remodel a significant number of stores. The program is focused on our strongest existing markets. An integral part of the program is a new prototype store. Two pilot stores have recently been constructed and opened utilizing the new prototype. One of the pilot stores is a new 14,500 square foot prototype that is about 30% larger than our current prototype. The other pilot store utilizes the features of the new design in a smaller store. We believe that this program over the longer term, along with the execution of the near term strategy of improving store productivity, will continue to increase our sales.

Grow our Pharmacy Sales and Attract More Customers.    We believe that customer service and convenience are key factors to growing pharmacy sales. To improve customer service, we are focused on our "With us it's personal program" that is aimed at delivering more personalized service along with timely delivery to our customers. To help our pharmacists do this, we have completed the development and roll out of our new pharmacy management and dispensing system. This new system, which we call "Nexgen", provides our pharmacists with better tools and information to meet our customers' needs. In addition, the new system provides management with important information about the performance of each pharmacy in critical operating areas that drive customer service. We provide our customers with an easy and convenient way to order refills over the telephone or the internet using our automatic refill program. To provide better value to our customers we recommend, when appropriate, the utilization of generic drugs. Generic drugs, which often cost our customers significantly less than a branded drug, are also more profitable for us. We also plan to grow sales of prescriptions to senior citizens through a program called "Living More" that provides newsletters and discounts. Our Living More program also positions us for greater participation in Medicare endorsed prescription programs.

To help grow sales and script count, we acquire pharmacy files from other drug stores and have initiatives designed to attract and retain those customers. We have also recently added the capability to provide pharmacy benefit management ("PBM") services to employers, health plans and insurance companies. We intend to offer, through our PBM capabilities, a 90 day at retail alternative to mail order. We also believe that providing PBM services will create opportunities to direct customers to our stores.

Grow Front-End Sales.    We intend to grow front-end sales through continued emphasis on core drugstore categories, a committment to health and wellness products to enhance our pharmacy position, a focus on seasonal and cross-merchandising, offering a wider selection of products and services to our customers and effective promotions in our weekly advertising circulars. Our focus for expanding our products and services includes a continued strengthening of our collaborative relationship with our suppliers, an emphasis on our Rite Aid private brand products, which provide better value for our customers and higher margins for us, offering ethnic products targeted to selected markets and utilizing digital technology in our one-hour photo development. We believe that the new store and relocation program described above will also contribute to an increase in our front-end sales.

Focus on Customers and Associates.    Our "With us, it's personal" commitment encourages associates to provide customers with a superior customer service experience. We obtain feedback on our customer service performance by utilizing an automated survey system that collects store specific information from customers shortly after the point of sale and frequent customer surveys by an independent third party. We also have several programs in place that enhance customer satisfaction, examples of which are the maintenance of a customer support center that centrally receives and processes all customer calls and our "never out of stock" program. We continue to develop and implement associate training programs to improve customer satisfaction and educate our associates about the products we offer. We have implemented programs that create compensatory and other incentives for associates to provide customers with excellent service. We believe that these steps further enable and motivate our associates to deliver superior customer service.

Products and Services

Sales of prescription drugs represented approximately 63.6% of our total sales, in both fiscal 2005 and 2004, an increase from 63.2% in fiscal 2003. In fiscal years 2005, 2004 and 2003, prescription drug sales were $10.7 billion, $10.5 billion, and $9.9 billion, respectively.

We sell approximately 24,000 different types of non-prescription, or front-end products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2005, although certain front-end product classes contributed in excess of 10% to our sales. Our principal classes of products in fiscal 2005 were the following:

Product Class	Percentage of Sales
Prescription drugs	63.6%
Over-the-counter medications and personal care	10.8
Health and beauty aids	4.8
General merchandise and other	20.8

We offer approximately 2,400 products under the Rite Aid private brand, which contributed approximately 11.5% of our front-end sales in the categories where private brand products were offered in fiscal 2005. During fiscal 2005, we added approximately 228 products under our private brand. We intend to continue to increase the number of private brand products, which we believe will result in increased sales.

We have a strategic alliance with GNC under which we have opened 1,049 GNC "stores-within-Rite Aid-stores" and have agreed to open an additional 251 GNC stores-within-Rite Aid-stores across the country by December 31, 2006. GNC is a leading nationwide retailer of vitamin and mineral supplements and personal care, fitness and other health-related products.

Technology

All of our stores are integrated into a common information system, which enables our pharmacists to fill prescriptions more accurately and efficiently and reduces chances of adverse drug interactions. This system can be expanded to accommodate new stores. Our customers may also order prescription refills over the Internet through www.riteaid.com powered by drugstore.com, or over the phone through our telephonic rapid automated refill systems. As of February 26, 2005 we had installed ScriptPro automated pharmacy dispensing units, which are linked to our pharmacists' computers and fill and label prescription drug orders, in 885 stores. The efficiency of ScriptPro units allows our pharmacists to spend an increased amount of time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which together are the basis for our automated inventory replenishment process.

In fiscal 2005, we completed the roll-out of our next generation pharmacy dispensing system, and expanded e-prescribing services to all of our stores. We believe our next generation pharmacy system is state of the art and will enhance management of customers' prescription orders, assignment of responsibilities within the pharmacy, quality control and measurement and monitoring of each of our pharmacies' key performance indicators, which include timeliness, completeness, and backlog. Our next generation pharmacy system was designed with optimal ease of use in mind so as to further enable our pharmacists to work directly with customers and doctors.

Suppliers

During fiscal 2005, we purchased approximately 93% of the dollar volume of our prescription drugs from a single supplier, McKesson Corp ("McKesson"), under a contract, which runs through March 2009. Under the contract, with limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling prescriptions until we executed a replacement strategy, which could negatively affect our business. We purchase generic (non-brand name) pharmaceuticals from a variety of sources. We purchase our non-pharmaceutical merchandise from numerous manufacturers and wholesalers. We believe that competitive sources are readily available for substantially all of the non-pharmaceutical merchandise we carry and that the loss of any one supplier would not have a material effect on our business.

We sell private brand and co-branded products that generally are supplied by numerous competitive sources. The Rite Aid and GNC co-branded PharmAssure vitamin and mineral supplement products and the GNC branded vitamin and mineral supplement products that we sell in our stores are developed by GNC, and along with our Rite Aid brand vitamin and mineral supplements, are manufactured by GNC.

Customers and Third-Party Payors

During fiscal 2005, our stores served an average of 1.8 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

In fiscal 2005, 93.5% of our pharmacy sales were to customers covered by health plan contracts which typically contract with third-parties payors (such as insurance companies, prescription benefit management companies, governmental agencies, private employers, health maintenance organizations or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases and negotiate with us for reduced prescription rates. During fiscal 2005, the top five third-party payors accounted for approximately 31.6% of our total sales, the largest of which represented 10.4% of our total sales. During fiscal 2005, sponsored Medicaid agencies accounted for approximately 12.4% of our total sales, the largest of which was less than 3% of our total sales. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Competition

The retail drugstore industry is highly competitive. We compete with, among others, retail drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, dollar stores and mail order pharmacies. We compete on the basis of store location and convenient access, customer service, product selection and price. We believe continued consolidation of the drugstore industry, continued new store openings and increased mail order will further increase competitive pressures in the industry.

Marketing and Advertising

In fiscal 2005, marketing and advertising expense was $278.9 million, which was spent primarily on nationwide weekly circular advertising. We have implemented various programs that are designed to support our health and wellness vision and improve our image with customers by delivering upon our "With Us, It's Personal" brand promise. These include health condition marketing platforms focused on specific health conditions, increased GNC presence through expanded locations and promotional activity, continuation of our Rite Aid Health and Beauty Expos, and marketing and merchandising strategies that capitalize on emerging beauty trends such as men's grooming, spa products, proprietary cosmetics and skincare. We continue to implement programs that are specifically directed to our pharmacy business. These include a card-based loyalty program for senior citizens called "Living More" that provides meaningful discounts and targeted newsletters and offers, direct marketing programs, a comprehensive diabetes disease state management program, and other educational materials to help customers with their healthcare decisions. We are creating a more inviting store environment for our Hispanic customers through tailored product assortments and bi-lingual signing and advertising in stores with large Hispanic customer bases.

Associates

We believe that our relationships with our associates are good. As of February 26, 2005, we had 71,200 associates, 12% of which were pharmacists, 46% of which were part-time and 38% of which were unionized. Associate satisfaction is critical to the success of our strategy. We have surveyed our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission.

There is a national shortage of pharmacists. We have implemented various associate incentive plans in order to attract and retain qualified pharmacists. We have also expanded our efforts in recruitment of pharmacists through an increase in the number of recruiters, a successful pharmacist intern program, improved relations with pharmacy schools and the development of an international recruiting effort.

Research and Development

We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC we have a license to operate GNC "stores-within-RiteAid stores". Additionally, we hold licenses granted to us by the Nevada Gaming Commission that allow us to place slot machines in our Nevada stores. We also hold licenses to operate our pharmacies and our distribution facilities. Together, these licenses are material to our operations.

Seasonality

We experience moderate seasonal fluctuations in our results of operations concentrated in the first and fourth fiscal quarter as the result of the concentration of the cold and flu season and the holidays. We tailor certain front-end merchandise to capitalize on holidays and seasons. We increase our inventory levels during our third fiscal quarter in anticipation of the seasonal fluctuations described above. Our results of operations in the fourth and first fiscal quarter may fluctuate based upon the timing and severity of the cold and flu season, both of which are unpredictable.

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

In recent years, an increasing number of legislative proposals have been enacted, introduced or proposed in Congress and in some state legislatures that effect or would effect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include drug importation and a prescription drug benefit for Medicare participants, changes in qualified participants and changes in reimbursement levels. Although we believe we are well positioned to respond to these developments, we cannot predict the long-term outcome or effect of legislation from these efforts.

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

We are also subject to laws governing our relationship with our associates, including minimum wage requirements, overtime and working conditions. Increases in the federal minimum wage rate, associate benefit costs or other costs related to associates could adversely affect our results of operations.

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

Our corporate governance information and materials, including our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee, our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Ethics and Business Conduct are posted on the corporate governance section of our website at www.riteaid.com and are available in print upon request to Rite Aid Corporate, 30 Hunter Lane, Camp Hill, Pennsylvania 17011, Attention: Corporate Secretary. Our Board will regularly review corporate governance developments and modify these materials and practices as warranted.

Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as practical after we file these reports with the SEC.

Item 2.    Properties

As of February 26, 2005, we operated 3,356 retail drugstores. The overall average selling square feet of each store in our chain is 11,100 square feet. The overall average total square feet of each store in our chain is 12,750. The stores in the eastern part of the U.S. average 8,700 selling square feet per store (9,700 average total square feet per store). The stores in the central part of the U.S. average 9,500 selling square feet per store (10,200 average total square feet per store). The stores in the western part of the U.S. average 16,600 selling square feet per store (20,500 average total square feet per store).

Our new store prototype, which is being utilized in our new store and store relocation program, has an overall average selling square footage of 13,000 and an overall average total square feet of 15,900. The new store prototype in the eastern and central parts of the U.S. will average 11,900 square feet (14,600 average total square feet per store). The new store prototype in the western part of the U.S. will average 14,100 selling square feet (17,300 average total square feet per store).

The table below identifies the number of stores by state as of February 26, 2005:

State	Store Count
Alabama	115
Arizona	3
California	580
Colorado	27
Connecticut	35
Delaware	24
District of Columbia	8
Georgia	48
Idaho	20
Indiana	9
Kentucky	115
Louisiana	82
Maine	79
Maryland	135
Michigan	320
Mississippi	30
Nevada	36
New Hampshire	39
New Jersey	160
New York	382
Ohio	237
Oregon	71
Pennsylvania	347
Tennessee	47
Utah	26
Vermont	12
Virginia	134
Washington	132
West Virginia	103
Total	3,356

Our stores have the following attributes at February 26, 2005:

Attribute	Number		Percentage
Freestanding	1,799		54%
Drive through pharmacy	1,295		39%
One-hour photo development department	2,530	(1)	75%
GNC stores-within a Rite Aid-store	1,049		31%

(1)	All have digital capabilities.

We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease a 100,000 square foot building near Harrisburg, Pennsylvania for use by additional administrative personnel. We lease 3,111 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

We operate the following distribution centers and overflow storage locations, which we own or lease as indicated:

Location	Owned or Leased	Approximate Square Footage
Rome, New York	Owned	283,000
Utica, New York(1)	Leased	172,000
Poca, West Virginia	Owned	255,000
Dunbar, West Virginia(1)	Leased	110,000
Perryman, Maryland	Owned	885,000
Belcamp, Maryland(1)	Leased	252,000
Tuscaloosa, Alabama	Owned	230,000
Cottondale, Alabama(1)	Leased	155,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Owned	513,000
Woodland, California(1)	Leased	200,000
Wilsonville, Oregon	Leased	517,000
Lancaster, California	Owned	914,000

(1)	Overflow storage locations.

The original terms of the leases for our distribution centers range from five to 22 years. In addition to minimum rental payments, certain distribution centers require tax reimbursement, maintenance and insurance. Most leases contain renewal options, some of which involve rent increases. Although from time to time, we may be near capacity at some of our distribution facilities, particularly at our older facilities, we believe that the capacity of our facilities is adequate. Our strategic growth plan could require additional distribution capacity in the future.

We also own a 55,800 square foot ice cream manufacturing facility located in El Monte, California.

On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, under performing or otherwise deemed unsuitable. When we reduce in size, close or relocate a store, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of February 26, 2005, we have 6,708,237 square feet of excess space, of which 4,403,111 square feet was subleased.

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

Other

In June 2000, we were sued by the Lemelson Foundation in a complaint which alleges that portions of the technology included in our point-of-sale system infringe upon a patent held by the plaintiffs. The Lemelson Foundation has brought a similar suit against a significant number of major U.S. retailers. The amount of damages sought is unspecified and may be material. We cannot predict the outcome of this litigation or whether it could result in a material adverse effect on our results of operations, financial conditions or cash flows.

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

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuers Purchases of Equity Securities.

Our common stock is listed on the New York and Pacific Stock Exchanges under the symbol "RAD." On April 22, 2005, we had approximately 22,999 record shareholders. Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2006 (through April 22, 2005)	First	$4.24	$3.50

2005	First	5.75	4.53
	Second	5.38	4.38
	Third	4.58	3.35
	Fourth	3.81	3.41

2004	First	3.90	2.17
	Second	5.05	3.67
	Third	6.30	4.73
	Fourth	6.40	5.25

We have not declared or paid any cash dividends on our common stock since the third quarter of fiscal 2000 and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our senior secured credit facility does not allow us to pay cash dividends on our common stock. Some of the indentures that govern our other outstanding indebtedness also restrict our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

During fiscal 2005, we exchanged 3.5 million shares of our Series D preferred stock for shares of our Series F, G and H preferred stock.

Other than as set forth above, we have not sold any unregistered equity securities during the period covered by this report, nor have we repurchased any equity securities during the period covered by this report.

The Chief Executive Officer of the Company certified to the NYSE on June 28, 2004 that she was not aware of any violation by the Company of the NYSE's corporate governance listing standards.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes appearing on pages 44-83.

	Fiscal Year Ended
	February 26, 2005 (52 weeks)	February 28, 2004 (52 weeks)	March 1, 2003 (52 weeks)	March 2, 2002 (52 weeks)	March 3, 2001 (53 weeks)(1)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$16,816,439	$16,600,449	$15,791,278	$15,166,170	$14,516,865
Costs and expense:
Cost of goods sold, including occupancy costs	12,608,988	12,568,729	12,036,003	11,695,871	11,152,285
Selling, general and administrative expenses (2)	3,721,442	3,624,226	3,476,379	3,406,492	3,458,307
Goodwill amortization (3)	—	—	—	21,007	20,670
Store closing and impairment charges	35,655	22,074	135,328	251,617	388,078
Interest expense	294,871	313,498	330,020	396,064	649,926
Interest rate swap contracts	—	—	278	41,894	—
Loss (gain) on debt modifications and retirements, net	19,229	35,315	(13,628)	221,054	100,556
Share of loss from equity investments	—	—	—	12,092	36,675
Loss (gain) on sale of assets and investments, net	2,247	2,023	(18,620)	(42,536)	(6,030)
Total cost and expenses	16,682,432	16,565,865	15,945,760	16,003,555	15,800,467
Income (loss) from continuing operations before income taxes	134,007	34,584	(154,482)	(837,385)	(1,283,602)
Income tax (benefit) expense	(168,471)	(48,795)	(41,940)	(11,745)	148,957
Income (loss) from continuing operations	302,478	83,379	(112,542)	(825,640)	(1,432,559)
Income (loss) from discontinued operations, net of income tax expense of $13,846	—	—	—	—	11,335
Loss on disposal of discontinued operations, net of income tax benefit of $734	—	—	—	—	(168,795)
Net income (loss)	$302,478	$83,379	$(112,542)	$(825,640)	$(1,590,019)
Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.50	$0.11	$(0.28)	$(1.81)	$(5.15)
Loss from discontinued operations	—	—	—	—	(0.50)
Basic net income (loss) per share	$0.50	$0.11	$(0.28)	$(1.81)	$(5.65)
Diluted net income (loss) per share	$0.47	$0.11	$(0.28)	$(1.81)	$(5.65)
Year-End Financial Position:
Working capital	$1,335,017	$1,894,247	$1,676,889	$1,580,218	$1,955,877
Property, plant and equipment, net	1,733,694	1,882,763	1,867,830	2,095,552	3,040,790
Total assets	5,932,583	6,245,634	6,132,766	6,491,281	7,913,693
Total debt (4)	3,311,336	3,891,666	3,862,628	4,056,468	5,894,548
Redeemable preferred stock (5)	—	—	19,663	19,561	19,457
Stockholders' equity (deficit)	322,934	(8,277)	(129,938)	(7,527)	(373,619)
Other Data:
Cash flows from continuing operations provided by (used in):
Operating activities	518,446	227,515	305,383	16,343	(704,554)
Investing activities	(118,985)	(242,150)	(72,214)	342,531	677,653
Financing activities	(571,395)	(15,931)	(211,903)	(107,109)	(64,324)
Capital expenditures	222,417	267,373	116,154	187,383	141,504
Cash dividends declared per common share	$0	$0	$0	$0	$0
Basic weighted average shares	518,716,000	515,822,000	515,129,000	474,028,000	314,189,000
Diluted weighted average shares (6)	634,062,000	525,831,000	515,129,000	474,028,000	314,189,000
Number of retail drugstores	3,356	3,382	3,404	3,497	3,648
Number of associates	71,200	72,500	72,000	75,000	75,500

(1)	PCS was acquired on January 22, 1999. On October 2, 2000, we sold PCS. Accordingly, our Pharmacy Benefit Management ("PBM") segment was reported as a discontinued operation in the fiscal year ended March 3, 2001.

(2)	Includes stock-based compensation expense (benefit). Stock-based compensation expense for the fiscal years ended February 26, 2005 and February 28, 2004 was determined using the fair value method set forth in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Stock-based compensation expense (benefit) for the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001 was determined using the intrinsic method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

(3)	Effective March 3, 2002 we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets", which specifies that goodwill and indefinite life intangibles shall no longer be amortized. Accordingly, no goodwill amortization expense was recorded for the fiscal years ended February 26, 2005, February 28, 2004, and March 1, 2003.

(4)	Total debt included capital lease obligations of $168.3 million, $183.2 million, $176.2 million and $182.6 million, and $1.1 billion, as of February 26, 2005, February 28, 2004, March 1, 2003, March 2, 2002, March 3, 2001, respectively.

(5)	Redeemable preferred stock of $19,868 and $19,766 was included in "Other Non-current liabilities" as of February 26, 2005 and February 28, 2004, respectively.

(6)	Diluted weighted average shares for the year ended February 26, 2005 included the impact of stock options, convertible debt and preferred stock, as calculated under the treasury stock method. Diluted weighted average shares for the year ended February 28, 2004 included the impact of stock options, as calculated under the treasury stock method.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for fiscal 2005 was $302.5 million, compared to $83.4 million in fiscal 2004, and a loss of $112.5 million in fiscal 2003. Reasons for the improvement in our results are described in more detail in the Results of Operations and Liquidity and Capital Resources sections of this Item 7. However, some of the key factors that impacted this improvement are summarized as follows:

Sales Trends.    Our revenue growth for fiscal 2005 compared to fiscal 2004 was 1.3%. Factors effecting our growth are discussed more thoroughly in the Results of Operations section of this Item 7. Compared to the prior year, our revenue grew 4.9% and 1.8% in the first and second quarters, respectively, was flat in the third quarter and declined 1.3% in the fourth quarter. A significant factor negatively effecting our revenue as the year progressed was the continuing penetration of mail order prescription programs, particularly the mandatory mail program that the United Auto Workers implemented between January 2004 and June 2004. Additionally, our revenue growth was negatively effected by the difficult comparisons to prior year revenues for our stores in Southern California that benefited from the effects of a strike at several Southern California grocery chains that lasted from October 2003 until February 2004. As described in the Strategy section of Item 1 of this Form 10-K, we are taking steps to address this declining revenue trend by working to increase sales at our existing stores through improved customer service and developing new stores in our strongest markets. We also believe that the introduction of a 90-day mail option through our PBM capabilities will have a positive impact on our revenue trend. However, we expect our revenue results to continue to face significant pressures from the existing competitive environment.

Income Tax Valuation Allowance Adjustment.    Until the fourth quarter of fiscal 2005, we provided a full valuation allowance against our net deferred tax assets. Based upon a review of a number of factors, including historical operating performance and our expectation that we can generate sustainable consolidated net income for the foreseeable future, we now believe it is more likely than not that a portion of these net deferred tax assets will be utilitzed. Based upon our expectation of future utilization, we have reduced a portion of our valuation allowance at year end resulting in a non-cash increase in net income of $179.5 million during fiscal 2005. An additional reduction in the valuation allowance of $5.3 million was recorded as additional paid-in capital in fiscal 2005 to reflect the tax benefit associated with previously recorded stock based compensation. We will continue to monitor all available evidence related to our ability to utilize our remaining net deferred tax assets. To the extent that it becomes more likely than not that those net deferred tax assets would be realized, we would be required to reverse all or a portion of the remaining valuation allowance. We continue to maintain a valuation allowance of $1.4 billion against remaining net deferred tax assets at fiscal year end 2005.

Debt Refinancing and Receivables Securitization.    In fiscal 2005 and in fiscal 2004, we took several steps to improve our leverage and extend the terms of a substantial amount of our debt. In fiscal 2005, we replaced our senior secured credit facility with a new credit facility, entered into receivable securitization agreements, issued new senior secured notes, and repurchased portions of several existing notes prior to maturity. As a result of entering into the new senior secured credit facility and the receivables securitization agreements, we recorded a loss on debt modifications of $20.0 million, offset by net gains of $0.8 million related to the note repurchases described above. In fiscal 2004, we replaced our then existing senior secured credit facility with a new senior secured credit facility, issued new senior notes, and repurchased portions of several existing notes prior to maturity. These activities resulted in a loss of $43.2 million related to the termination of the old senior secured credit facility and the issuance of the new senior secured credit facility, offset by net gains of $7.9 million related to the note repurchases described above. These steps have enabled us to reduce our debt from $3.9 billion as of March 1, 2003 to $3.3 billion as of February 26, 2005, and to extend the maturity of the majority of our debt to 2009 and beyond. These transactions are discussed in more detail in the Liquidity and Capital Resources section below.

Dilutive Equity Issuances.    At February 26, 2005, 520.4 million shares of common stock were outstanding and an additional 200.0 million shares of common stock were issuable related to outstanding stock options, convertible notes and preferred stock.

Our 200.0 million shares of potentially issuable common stock consist of the following:

(Shares in thousands)
Strike price	Outstanding Stock Options (a)	Convertible Notes (b)	Preferred Stock	Total
	(Shares in thousands)
$5.50 and under	56,310	—	96,597	152,907
$5.51 to $7.50	2,407	38,462	—	40,869
$7.51 and over	6,214	—	—	6,214
Total issuable shares	64,931	38,462	96,597	199,990

(a)	The exercise of these options would provide cash of $310.1 million

(b)	The conversion of these notes to equity would reduce the principal amount of debt by $250.0 million

Working Capital.    We generally finance our inventory and capital expenditure requirements with internally generated funds, funds generated from our securitization facility, funds generated from sale-leaseback transactions and borrowings under our senior secured credit facility. We expect to use cash from operating activities, proceeds from our securitization facility and, when necessary, borrowings under our revolving credit facility to finance inventories and to support our continued growth. The majority of our front-end sales are in cash. Third-party payors, which typically settle in fewer than 30 days, accounted for 93.5% of our pharmacy sales and 63.6% of our revenues in fiscal 2005.

Industry Trends.    We believe pharmacy sales in the United States will increase at least 20% over the next three years based upon studies published by pharmacy benefit management companies and a pharmaceutical market intelligence firm. This rate of increase is lower than it has been in the past five years. The anticipated increase of 20% over the next three years is expected to be driven by the "baby boom" generation entering their fifties, the increasing life expectancy of the American population, the new Medicare endorsed prescription program, the introduction of several new drugs and the rate of inflation.

The retail drugstore industry is highly competitive and has been experiencing consolidation. We believe that the continued consolidation of the drugstore industry, continued new store openings, increased mail order and drug importation will further increase competitive pressures in the industry. In addition, sales of potential generic pharmaceuticals continue to grow as a percentage of total prescription drug sales, which has a dampening effect on sales growth. The growth rate of prescription drug sales has also been impacted by slower introductions of successful new prescription drugs and safety concerns related to recalls of prescription medications, such as the recent antiarthritic drug recalls.

The retail drugstore industry relies significantly on third party payors at an increasing rate. Third party payors, especially state sponsored Medicaid agencies, have recently evaluated and reduced certain reimbursement levels. Also, modifications to the Medicare program will expand coverage of prescription drugs. If third-party payors, including state sponsored Medicaid agencies, reduce their reimbursement levels, or if Medicare covers prescription drugs at lower reimbursement levels, sales and margins in the industry could be reduced, and profitability of the industry could be adversely affected.

Results of Operations

Revenue and Other Operating Data

	Year Ended
	February 26, 2005 (52 Weeks)	February 28, 2004 (52 Weeks)	March 1, 2003 (52 Weeks)
	(Dollars in thousands)
Revenues	$16,816,439	$16,600,449	$15,791,278
Revenue growth	1.3%	5.1%	4.1%
Same store sales growth	1.6%	5.7%	6.7%
Pharmacy sales growth	1.3%	5.8%	7.1%
Same store pharmacy sales growth	1.6%	6.4%	9.7%
Pharmacy sales as a % of total sales	63.6%	63.6%	63.2%
Third-party sales as a % of total pharmacy sales	93.5%	93.3%	92.7%
Front-end sales growth (decline)	1.1%	3.9%	(0.5)%
Same store front-end sales growth	1.6%	4.6%	1.9%
Front-end sales as a % of total sales	36.4%	36.4%	36.8%
Store data:
Total stores (beginning of period)	3,382	3,404	3,497
New stores	7	2	3
Closed stores	(38)	(26)	(97)
Store acquisitions, net	5	2	1
Total stores (end of period)	3,356	3,382	3,404
Remodeled stores	169	170	138
Relocated stores	13	7	12

Revenues

Fiscal 2005 compared to Fiscal 2004: The 1.3% growth in revenues for fiscal 2005 was driven by pharmacy sales growth of 1.3%, and front-end sales growth of 1.1%. Sales growth in both pharmacy and front end was driven by increases in same store sales, which are discussed in more detail in the paragraphs below. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocated stores are included in same store sales.

Fiscal 2005 pharmacy same store sales increased by 1.6%, due to increases in price per prescription. The increase in price per prescription is due to inflation, offset by an increase in generic sales and lower reimbursement rates. Offsetting the increase in price per prescription was a decrease in the number of prescriptions filled. This reduction is due primarily to certain third-party payors requiring or encouraging customers to use mail order, safety concerns in hormone therapy, psychotherapeutic and antiarthritic prescriptions, the movement of certain prescription drugs to over-the-counter and a milder cold and flu season than in the prior year. We expect the negative impact from mail order activity to continue for the foreseeable future. The lower rate of increase in fiscal 2005 is also partially attributable to our Southern California stores benefiting from an increase in business in fiscal 2004 related to a union strike at several grocery store chains.

Fiscal 2005 front-end same store sales increased 1.6%, primarily as a result of improvement in our consumable over-the-counter and health and beauty care categories, partially offset by a decrease in photo and film sales, sales decreases in categories negatively impacted by a milder cold and flu season and decreased traffic in stores that were negatively impacted by mail order programs. The lower rate of increase in fiscal 2005 is also partially attributable to our Southern California stores benefiting from an increase in business in fiscal 2004 related to a union strike at several grocery store chains.

Fiscal 2004 compared to Fiscal 2003: The 5.1% growth in revenues for fiscal 2004 was driven by pharmacy sales growth of 5.8% and front-end sales growth 3.9%. Sales growth in both pharmacy and front end was driven by same store sales which are discussed in more detail in the paragraphs below.

Fiscal 2004 pharmacy same store sales increased by 6.4% due primarily to increases in price per prescription and, to a lesser extent, increases in the number of prescriptions filled. The increase in price per prescription was driven by inflation, partially offset by an increase in generic sales mix. The increase in the number of prescriptions filled was aided by prescription file purchases, a more severe flu season and favorable industry trends. Favorable industry trends include an aging population, the use of pharmaceuticals to treat a growing number of healthcare problems, and the introduction of a number of successful prescription drugs. Partially offsetting increases in the number of prescriptions filled was an increase in third-party payors requiring customers to use mail order for certain prescriptions and a reduction in hormone replacement and non-sedating antihistamine prescriptions.

Fiscal 2004 front-end same store sales increased by 4.6%, primarily as a result of improvements in core categories, such as over-the-counter items, consumables and vitamins and improved assortments. Also contributing to front-end same store sales increases was the switch of certain drugs from prescription to over-the-counter products.

Pharmacy and front-end same store sales increases in fiscal 2004 benefited from increased business in Southern California stores, driven by the migration of customers impacted by a union strike at several grocery store chains. The union strike ended in the beginning of March 2004.

The 4.1% growth in revenues for fiscal 2003 was driven by pharmacy sales growth of 7.1%, offset slightly by front-end sales decline of 0.5%. The decline in front-end sales was a direct result of closing 97 stores in fiscal 2003, partially offset by same store sales growth of 1.9%.

Fiscal 2003 compared to Fiscal 2002: Fiscal 2003 pharmacy same store sales increased by 9.7%, due to increases in both the number of prescriptions filled and sales price per prescription. Factors contributing to our pharmacy same store sales increases include inflation, improved attraction and retention of managed care customers, our increased focus on pharmacy initiatives, such as predictive refill, and favorable industry trends. These favorable factors were partially offset by the increase in generic sales mix, a reduction in hormone replacement therapy prescriptions and the impact of a less severe flu season than in the prior year.

Fiscal 2003 front-end same store sales increased 1.9%, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins, and improved assortments.

Costs and Expenses

	Year Ended
	February 26, 2005 (52 Weeks)	February 28, 2004 (52 Weeks)	March 1, 2003 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold, including occupancy costs	$12,608,988	$12,568,729	$12,036,003
Gross profit	$4,207,451	$4,031,720	$3,755,275
Gross margin	25.0%	24.3%	23.8%
Selling, general and administrative expenses	3,721,442	$3,624,226	$3,476,379
Selling, general and administrative expenses as a percentage of revenues	22.1%	21.8%	22.0%
Store closing and impairment charges	35,655	22,074	135,328
Interest expense	294,871	313,498	330,020
Interest rate swap contracts	—	—	278
Loss (gain) on debt modifications and retirements, net	19,229	35,315	(13,628)
Loss (gain) on sale of assets and investments, net	2,247	2,023	(18,620)

Cost of Goods Sold

Gross margin was 25.0% for fiscal 2005 compared to 24.3% in fiscal 2004. Gross margin was positively impacted by improvements in pharmacy margin, which was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements. These items were partially offset by lower reimbursement rates. Gross margin was also positively impacted by the recording of a LIFO credit in fiscal 2005, which resulted from a decrease in the pricing indices caused by generic drug deflation. Partially offsetting these items was a decrease in front-end margin, which was caused by increased markdowns and a decrease in one-hour photo margins.

Gross margin was 24.3% for fiscal 2004 compared to 23.8% in fiscal 2003. Gross margin was positively impacted by improvements in both pharmacy and front-end margin. Improvement in pharmacy margin was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements, partially offset by lower reimbursement rates. Front-end gross margin improved due to more efficient promotional markdowns and lower inventory costs due to purchasing improvement. Overall gross margin was also positively impacted by lower occupancy and depreciation and amortization charges. Gross margin was negatively impacted by an increase in pharmacy sales mix.

We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO (credit) charge was $(18.9) million in fiscal 2005, $19.9 million in fiscal 2004, and $19.7 million in fiscal 2003. The credit in fiscal 2005 was caused by generic drug deflation.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses ("SG&A") for fiscal 2005 was 22.1% as a percentage of revenues, compared to 21.8% for fiscal 2004. Increased costs for pharmacy labor, union sponsored benefits and increased advertising and bad debt expenses were partially offset by reductions in incentive compensation expense and professional fees, decreased self-insurance expense for general liability insurance, decreased depreciation and amortization costs resulting from certain store equipment and intangible assets becoming completely depreciated and amortized in the current year and a decrease in stock-based compensation expense, which was primarily due to awards granted becoming fully vested in the prior year.

SG&A expense for fiscal 2004 was 21.8% as a percentage of revenues, compared to 22.0% for fiscal 2003. SG&A expenses for fiscal 2004 include $15.1 million incurred primarily to defend against litigation related to prior management's business practices and to defend prior management. Offsetting these charges are net credits of $20.7 million related to favorable litigation settlements.

SG&A expense for fiscal 2003 includes $20.7 million incurred primarily to defend against litigation related to prior management's business practices and to defend prior management. SG&A for fiscal 2003 also includes net charges of $20.0 million for an investigation by the United States Attorney into various matters related to former management, a credit of $10.9 million related to favorable litigation settlements and a credit of $27.7 million related to the elimination of severance liabilities for former executives.

After considering the items described in the previous paragraphs, SG&A was lower in fiscal 2004 than fiscal 2003 due to decreased depreciation and amortization charges resulting from certain store equipment and intangible assets becoming completely depreciated and amortized, a reduction in professional fees and better leveraging of our fixed costs resulting from higher sales volume, partially offset by higher associate benefit costs.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
	(Dollars in thousands)
Impairment charges	$30,014	$24,914	$69,508
Store and equipment lease exit charges (credits)	5,641	(2,840)	65,820
	$35,655	$22,074	$135,328

Impairment Charges

In fiscal 2005, 2004 and 2003, store closing and impairment charges include non-cash charges of $30.0 million, $24.9 million and $69.5 million, respectively, for the impairment of long-lived assets at 291, 208 and 262 stores, respectively. These amounts include the write-down of long-lived assets to estimated fair value at stores that were assessed for impairment as part of our on-going review of the performance of our stores or management's intention to relocate or close the store.

Store and Equipment Lease Exit Charges (Credits)

In fiscal 2005, 2004 and 2003, we recorded charges for 13, 5 and 40 stores, respectively, to be closed or relocated under long-term leases. Effective January 1, 2003, charges to close a store, which principally consist of lease termination costs, were recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities." Prior to January 1, 2003, charges incurred to close a store were recorded at the time management committed to closing the store. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The effect of adjustments to the risk-free rate of interest and the reversal of reserves established for stores that were previously committed for closure by management, but ultimately were not closed, resulted in a net credit for fiscal 2004.

As part of our ongoing business activities, we will continue to assess stores for potential closure. There can be no assurance that other such actions may not be required in the future, or that such actions would not have a material adverse effect on our operating results for the period in which we take those actions.

Interest Expense

Interest expense was $294.9 million in fiscal 2005 compared to $313.5 million in fiscal 2004. Interest expense for fiscal 2005 decreased from fiscal 2004 due to the lower outstanding balance and lower interest rate on our senior secured credit facility resulting from the fiscal 2005 refinancing.

Interest expense was $313.5 million in fiscal 2004 compared to $330.0 million in fiscal 2003. Interest expense for fiscal 2004 decreased from fiscal 2003 due to a decrease in debt issue cost amortization and reclassification of closed store interest expense, which pursuant to SFAS No. 146, is classified as a component of store closing and impairment charges.

The annual weighted average interest rates on our indebtedness in fiscal 2005, fiscal 2004 and fiscal 2003 were 7.0%, 6.8%, and 7.3% respectively.

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

Income Taxes

Income tax benefits of $168.5 million, $48.8 million and $41.9 million have been recorded for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The fiscal 2005 benefit was comprised of a tax benefit of $179.5 million offset by tax expense of $11.0 million consisting primarily of state income taxes. The fiscal 2005 benefit was principally the result of a reduction of the valuation allowance on federal and state net deferred tax assets that were previously fully reserved. The fiscal 2004 benefit was comprised of a federal tax benefit of $54.6 million and state tax expense of $5.8 million. The federal tax benefit was related to the conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000, representing recoverable federal and state income taxes and interest, as well as a reduction of previously recorded liabilities. The state tax expense of $5.8 million was the result of the provision from operations for state income taxes for which the use of net operating losses ("NOLs") was temporarily suspended by certain jurisdictions. The fiscal 2003 benefit resulted primarily from a federal tax law change that increased the carry back period of net operating losses incurred in fiscal 2001 and 2002 from two to five years.

Generally accepted accounting principles require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Significant judgment is required in making these assessments.

Until the fourth quarter of fiscal 2005, we provided a full valuation allowance against our net deferred tax assets. Based upon a review of a number of factors, including historical operating performance and our expectation that we can generate sustainable consolidated taxable income for the foreseeable future, we now believe it is more likely than not that a portion of these net deferred tax assets will be utilized. Based upon our expectation of future utilization, we have reduced a portion of our valuation allowance at year end resulting in a non-cash tax benefit of $179.5 million during fiscal 2005. An additional reduction in the valuation allowance of $5.3 million was recorded as additional paid-in capital in fiscal 2005 to reflect the tax benefit associated with previously recorded stock based compensation. We will continue to monitor all available evidence related to our ability to utilize our remaining net deferred tax assets and continue to maintain a valuation allowance of $1.4 billion against remaining net deferred tax assets at fiscal year end 2005. Beginning in fiscal 2006, we expect to record income tax expense on forecast earnings at an effective rate of 41% to 44%. However, as of February 26, 2005, we had approximately $2.3 billion of net operating loss carryforwards available to offset future taxable income. Accordingly, we expect to pay minimal taxes for the forseeable future. Should these operating loss carryforwards be utilized, we may be required to reverse all or a portion of the remaining valuation allowance.

The Company underwent an ownership change for statutory tax purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. This limitation was considered when determining the required level for the valuation allowance.

Liquidity and Capital Resources

General

We have five primary sources of liquidity: (i) cash equivalent investments; (ii) cash provided by operating activities; (iii) the sale of accounts receivable under our receivable securitization agreements, (iv) the revolving credit facility under our senior secured credit facility; and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to provide funds for payment and repurchase of our debt.

2005 Transactions

New Credit Facility

On September 22, 2004, we replaced our senior secured credit facility with a new senior secured credit facility. The new facility consists of a $450.0 million term loan and a $950.0 million revolving credit facility, and will mature in September, 2009. The proceeds of the loans made on the closing date of the new credit facility along with available cash and proceeds from the receivables securitization agreements were used to repay outstanding amounts under the old credit facility. Borrowings under the new facility currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We are required to pay fees of 0.375% per annum on the daily unused amount of the revolving credit facility. Amortization payments of $1.1 million related to the new term loan began on November 30, 2004 and will continue on a quarterly basis until May 31, 2009, with a final payment of $428.6 million due August 31, 2009.

Substantially all of our wholly owned subsidiaries guarantee the obligations under the new senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from our subsidiaries to service payment under the new senior secured credit facility. Rite Aid Corporation's direct obligations under the new senior secured credit facility are unsecured.

The new senior secured credit facility allows for the issuance of up to $700.0 million in additional term loans or additional revolver availability. We may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided we are not in default of any terms of the facility, nor are we in violation of any of our financial covenants. The new senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2009, as described below). We also have the ability to incur an unlimited amount of unsecured debt, if the debt does not mature or require scheduled payments of principal prior to December 31, 2009. We have the ability to incur additional unsecured debt of up to $200.0 million with a scheduled maturity of prior to December 31, 2009. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2009 that can be incurred is $1.8 billion. At February 26, 2005, remaining additional permitted secured subordinated debt under the new senior secured credit facility is $798.0 million in addition to what is available under the revolver; however, other debentures do not permit additional secured subordinated debt if the revolver is fully drawn. The new senior secured credit facility also allows for the repurchase of any debt with a maturity on or before September 22, 2009, and for the repurchase of debt with a maturity after September 22, 2009, if we maintain availability on the revolving credit facility of at least $300.0 million.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, mergers and acquisitions and the granting of liens. The new senior secured credit facility also requires us to meet certain financial covenant ratios, but only if availability on the revolving credit facility is less than $300.0 million. If availability on the revolving credit facility is less than $300.0 million, the covenants would have required us to maintain a maximum leverage ratio of 6.05:1 for the twelve months ended February 26, 2005. Subsequent to February 26, 2005, the ratio gradually decreases to 3.20:1 for the twelve months ending August 29, 2009. In addition, if the availability on the revolving credit facility is less than $300.0 million, we would have been required to maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ended February 26, 2005. Subsequent to February 26, 2005, the ratio gradually increases to 1.25:1 for the twelve months ending August 29, 2009.

The new senior secured credit facility provides for customary events of default, including nonpayments, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $25.0 million or if any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

Our ability to borrow under the new senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At February 26, 2005, the term loan was fully drawn and we had no borrowings outstanding under the revolving credit facility. At February 26, 2005, we also had letters of credit outstanding against the revolving credit facility of $114.1 million, which gave us additional borrowing capacity of $835.9 at February 26, 2005.

As a result of the placement of the new senior secured credit facility and the receivable securitization agreements, we recorded a loss on debt modification of $20.0 million for the year ended February 26, 2005.

Off Balance Sheet Obligations

On September 22, 2004, we entered into receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables, and for the SPE to borrow the funds secured by these receivables of up to $400.0 million. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. At February 26, 2005, we retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $426.4 million, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

Proceeds from the initial sale of the receivables were used to repay outstanding amounts under the exisiting senior secured credit facility. Any additional proceeds are used to fund operations. We paid one-time arrangement and marketing fees of $2.4 million at the closing date, which are recorded as a loss on debt modification. We must pay an ongoing program fee of approximately LIBOR plus 1.125% on the amount sold to the SPE under the securtization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Rite Aid Corporation guarantees certain perfomance obligations of its affiliates under the securitization agreements, but does not guarantee the collectibility of the receivables and obligor creditworthiness.

The vehicles that make loans to the SPE have a commitment to lend that ends September 2005 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, we have access to a backstop credit facility, which is backed by the entities that make loans to the SPE's. The backstop facility is committed through September 2007.

Sales Leaseback Transactions

During fiscal 2005, we sold the land and buildings on 36 owned stores to several outside entities. Proceeds from these sales totaled $94.2 million. We entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. The leases are being accounted for as operating leases. Gains on these transactions of $14.5 million have been deferred and are being recorded over the related minimum lease terms. Losses of $3.2 million, which related to certain stores in these transactions, were recorded as losses on the sale of assets and investments in the accompanying statement of operations for the year ended February 26, 2005.

Preferred Stock Transactions

In the thirteen week period ended February 26, 2005, we issued 2.5 million shares of Series E mandatory convertible preferred stock at an offering price of $49 per share. Dividends on the Series E preferred stock are $3.50 per share per year, and are due and payable on a quarterly basis beginning on May 2, 2005. The dividends are payable in either cash or common stock or a combination thereof at our election. The Series E preferred stock will automatically convert into common stock on February 1, 2008 at a rate that is dependent upon the adjusted applicable market value of our common stock (as defined in the Series E preferred stock agreement). If the adjusted applicable market value of our common stock is $5.36 a share or higher at the conversion date, then the Series E preferred stock is convertible at a rate of 9.3284 shares (or higher) of our common stock for every share of Series E preferred stock outstanding. If the adjusted applicable market value of our common stock is less than or equal to $3.57 per share at the conversion date, then the Series E preferred stock is convertible at a rate of 14.0056 shares of our common stock for every share of Series E preferred stock outstanding. If the adjusted applicable market value of our common stock is between $3.57 per share and $5.36 per share at the conversion date, then the Series E preferred stock is convertible into common stock at a rate that is between 14.0056 per share and 9.3284 per share of common stock.

Proceeds of $120.0 million, net of issuance costs of $2.5 million, from the offering of our Series E preferred stock were used to redeem 1.04 million shares of our Series D preferred stock. In accordance with the provisions of the Series D stock agreement, we paid a premium of 105% of the liquidation preference of $100 per share. The total premium was $5.7 million and was recorded as a reduction to accumulated deficit in the year ended February 26, 2005. Subsequent to the issuance of our Series E preferred stock, we exchanged the remaining 3.5 million shares of our Series D preferred stock for equal amounts of Series F, G and H preferred stock. The Series F, G and H preferred stock have substantially the same terms as our Series D preferred stock, except for differences in dividend rates and redemption features. The Series F preferred stock pays dividends at 8% of liquidation preference and can be redeemed at our election at any point after issuance. The Series G preferred stock pays dividends at 7% of liquidation preference and can be redeemed at our election after January 2009. The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at our election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at our election. Any redemptions are at 105% of the liquidation preference of $100 per share, plus accrued and unpaid dividends.

Other Transactions

In January 2005, we issued $200.0 million aggregate principal amount of our 7½% senior secured notes due 2015. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation, and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our new senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of our 12.5% senior notes, our 9.5% senior secured notes and our 8.125% senior secured notes, granted by the subsidiary guarantors on all of their assets that secure the obligations under the new senior secured credit facility, subject to certain exceptions. The indenture governing our 7½% senior secured notes contains customary covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

During fiscal 2005, we purchased the following securities (in thousands):

Debt Redeemed	Principal Amount Repurchased	Amount Paid	Gain/ (loss)
7.625% notes due 2005	$27,500	$28,275	$(795)
7.125% notes due 2007	26,000	26,548	(605)
6.875% fixed rate senior notes due 2028	12,000	9,660	2,191
Total	$65,500	$64,483	$791

The gain on the transactions listed above is recorded as part of the loss on debt modifications in the accompanying statement of operations for fiscal 2005.

2004 Transactions

On May 28, 2003, we replaced our senior secured credit facility with a new senior secured credit facility. The facility consisted of a $1.15 billion term loan and a $700.0 million revolving credit facility, which had a maturity date of April 30, 2008. The proceeds of the loans made on the closing of the credit facility were, among other things, used to repay the outstanding amounts under the old facility and to purchase the land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement.

On October 1, 2003, we paid, at maturity, our remaining outstanding balance of $58.1 million on the 6.0% dealer remarketable securities.

In May 2003, we issued $150.0 million aggregate principal amount of 9.25% senior notes due 2013. These notes are unsecured and effectively subordinate to our secured debt. The indenture governing the 9.25% senior notes contains customary covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

In April 2003, we issued $360.0 million aggregate principal amount of 8.125% senior secured notes due 2010. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our new senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with holders of our 12.5% senior notes our 7½% senior secured notes and our 9.5% senior secured notes, granted by subsidiary guarantors on all their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions. The indenture governing the 8.125% senior secured notes contains customary covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell asset and enter into sale-leaseback transactions.

During fiscal 2004 we repurchased the following securities (in thousands):

Debt Repurchased	Principal Amount Repurchased	Amount Paid	Gain/ (loss)
6.0% fixed rate senior notes due 2005	$37,848	$36,853	$865
7.125% notes due 2007	124,926	120,216	4,314
6.875% senior debentures due 2013	15,227	13,144	1,981
7.7% notes due 2027	5,000	4,219	715
6.875% fixed rate senior notes due 2028	10,000	7,975	1,895
12.5% senior secured notes due 2006	10,000	11,275	(1,888)
Total	$203,001	$193,682	$7,882

The gain on the transactions listed above is recorded as part of the loss on debt modifications in the accompanying statement of operations for fiscal 2004.

2003 Transactions

In February 2003, we issued $300.0 million aggregate principal amount of 9.5% senior secured notes due 2011. The notes are unsecured, unsubordinated obligations to Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with holders of our 12.5% senior notes our 8.125% senior secured notes our 7½% senior secured notes, granted by subsidiary guarantors on all their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions. The indenture governing the 9.5% senior secured notes contains customary covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

We retired $150.5 million of our 5.25% convertible subordinated notes due 2002 and $20.9 million of our 10.5% senior secured notes due in 2002 at maturity in fiscal 2003. In addition, we repurchased $25.4 million of our 6.0% dealer remarketable securities, $118.6 million of our 6.0% fixed rate senior notes due 2005 and $15.0 million of our 7.125% notes due 2007 in fiscal 2003. The fiscal 2003 transactions resulted in a gain of $13.6 million, which is recorded as part of the gain on debt modifications in the accompanying statement of operations for fiscal 2003.

Other

As of February 26, 2005, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above.

The following table details the maturities of our indebtedness and lease financing obligations as of February 26, 2005, as well as other contractual cash obligations and commitments.

Contractual Obligations and Commitment

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt (1)	$445,404	$978,514	$1,043,625	$2,377,280	$4,844,823
Capital lease obligations (2)	24,014	46,709	42,287	162,572	275,582
Operating leases (3)	551,800	1,017,160	885,903	3,258,714	5,713,577
Open purchase orders	281,100	—	—	—	281,100
Other, primarily self insurance and retirement plan obligations (4)	119,440	138,379	27,763	54,593	340,175
Total contractual cash obligations	$1,421,758	$2,180,762	$1,999,578	$5,853,159	$11,455,257
Commitments
Lease guarantees	18,624	35,072	34,117	129,946	217,759
Outstanding letters of credit	114,115	—	—	—	114,115
Total commitments	$132,739	$35,072	$34,117	$129,946	$331,874

(1)	Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of February 26, 2005. This does not include any obligation related to the receivables securitization agreements described above.

(2)	Represents the minimum lease payments on non-cancelable leases, including interest, but net of sublease income.

(3)	Represents the minimum lease payments on non-cancelable leases, net of sublease income.

(4)	Includes the minimum 401(k) funding requirements, actuarially determined undiscounted payments for self-insured workers compensation, general liability, and medical coverages and actuarially determined obligations for defined benefit pension plans.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Cash provided by operating activities was $518.4 million in fiscal 2005. Operating cash flow was positively impacted by improved operating results and net proceeds of $150.0 million from the sale of certain of our third party receivables, partially offset by an increase in inventory.

Cash provided by operating activities was $227.5 million in fiscal 2004. Cash was provided primarily through improved operating results, which more than offset increases in accounts receivable and inventory.

Cash provided by operating activities was $305.4 million in fiscal 2003. Cash was provided primarily through improved operating results, income tax refunds of $68.7 million and decreases in accounts receivable and inventory, which more than offset a decrease in accounts payable.

Cash used in investing activities was $119.0 million in fiscal 2005. Cash of $190.8 million was used for the purchase of property, plant and equipment and cash of $31.6 million was used for the purchase of prescription files. Cash of $94.2 million was provided by proceeds from our sale-leaseback transactions and cash of $9.3 million was provided by proceeds from other asset dispositions.

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

Cash used in financing activities was $571.4 million in fiscal 2005, due to the restructuring of our credit facility and early redemption of several bonds.

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

Capital Expenditures

We plan to make total capital expenditures of approximately $350 million to $400 million during fiscal 2006, consisting of approximately $265 to $295 million related to new store construction, store relocation, store remodel projects and capitalized store repairs, $50 to $65 million related to technology enhancements, improvements to distribution centers, and other corporate requirements, and $35 to $40 million related to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations and borrowings under the revolving credit facility available under our senior secured credit facility.

We have resumed the activities of a new store and store relocation program. In fiscal 2006, our goal is to open or relocate 80 stores. Approximately 70% of the stores will be relocated stores and the remaining 30% will be new stores. The program is focused on our strongest existing markets. We also expect to remodel 200 stores in fiscal 2006. We believe that this program over the long term, along with the execution of the near term strategy of improving store productivity, will continue to increase our sales and operating profits.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with cash equivalent investments, available borrowings under the senior credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. Obtaining any such supplemental liquidity through the increase of indebtedness or asset sales may require the consent of the lenders under one or more of our debt agreements. There can be no assurance that any such supplemental funding, if sought, could be obtained or that our lenders would provide the necessary consents, if required.

Recent Accounting Pronouncements

We have several stock option plans. Prior to fiscal 2004, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." Under the modified prospective method of adoption selected by us under the provision of SFAS No. 148, "Accounting for Stock Based Compensation – Transition and Disclosure." compensation cost recognized in fiscal 2005 and 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for the prior periods have not been restated.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." This Standard requires companies to account for share based payments to associates using the fair value method for expense recognition. This standard is required to be adopted as of the first fiscal year beginning after June 15, 2005. We have not yet adopted SFAS No. 123R. However, as we have adopted the fair value recognition provisions of SFAS No.123, we do not expect the adoption of SFAS No. 123R to have a material impact on our financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143". FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. We have not quantified the impact of adopting FIN 47, but we do not expect the adoption to have a material impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for uncollectible receivables, inventory shrink, impairment, self insurance liabilities, pension benefits, lease exit liabilities, income taxes and litigation. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

The following critical accounting policies require the use of significant judgments and estimates by management:

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

Goodwill Impairment:    As disclosed in the consolidated financial statements, we have unamortized goodwill in the amount of $684.5 million. In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our test as of February 26, 2005 resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our company. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

Self-insurance liabilities:    We record estimates for self-insured medical, dental, workers' compensation and general liability insurance coverage with assistance from actuaries. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient, and additional expense may be recorded.

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

The accumulated benefit obligation of the defined benefit plans is a discounted amount calculated using the discount rate from published high-quality long-term bond indices, the term of which approximates the term of the cash flows to pay the accumulated benefit obligations when due. An increase in the market interest rates, assuming no other changes in the estimates, reduces the amount of the accumulated benefit obligation and the related required expense.

Lease exit liabilities:    We record reserves for closed stores based on future lease commitments, that are present valued at current risk free interest rates. anticipated ancillary occupancy costs, and anticipated future subleases of properties. If interest rates or the real estate leasing markets change, reserves may be increased or decreased.

Income taxes:    We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. We regularly review the deferred tax assets for recoverability considering our historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We will establish a valuation allowance against deferred tax assets when we determine that it is more likely than not that all or a portion of our deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. Significant judgment is required in making these assessments.

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

We had, as of February 26, 2005, $3.3 billion of outstanding indebtedness (not including obligations under the receivables securitization agreements) and stockholders' equity of $322.9 million. We also had additional borrowing capacity under our revolving credit facility of $835.9 million at that time, net of outstanding letters of credit of $114.1 million. Our debt obligations adversely affect our operations in a number of ways and while we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal year 2006, there can be no assurance that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt. Our ratio of earnings to fixed charges for fiscal 2005 was 1.15. Our earnings were insufficient to cover fixed charges for fiscal 2004 by $2.6 million and by considerably higher amounts prior to fiscal 2004.

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

Borrowings under our senior credit facility and expenses related to the sale of our accounts receivable under our receivables securitization agreements are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

Approximately $448.9 million of our outstanding indebtedness as of February 26, 2005 bears an interest rate that varies depending upon LIBOR. If we borrow additional amounts under our senior credit facility, the interest rate on those borrowings will also vary depending upon LIBOR. Further, we pay ongoing program fees under our receivables securitization agreements that vary depending upon LIBOR. If LIBOR rises, the interest rates on outstanding debt and the program fees under our receivables securitization program will increase. Therefore an increase in LIBOR would increase our interest payment obligations under these outstanding loans, increase our receivables securitization program fee payments and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest.

The covenants in our outstanding indebtedness impose restrictions that may limit our operating and financial flexibility.

The covenants in the instruments that govern our outstanding indebtedness restrict our ability to:

•	incur liens and debt;

•	pay dividends;

•	make redemptions and repurchases of capital stock;

•	make loans and investments;

•	prepay, redeem or repurchase debt;

•	engage in mergers, consolidations, assets dispositions, sale-leaseback transactions and affiliate transactions;

•	change our business;

•	amend some of our debt and other material agreements;

•	issue and sell capital stock of subsidiaries;

•	restrict distributions from subsidiaries; and

•	grant negative pledges to other creditors.

In addition, if we have less than $300.0 million available under our revolving credit facility, we will be subject to certain financial covenant ratios. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on terms acceptable to us.

If we obtain modifications of our agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs. In fiscal 2005 and the previous four fiscal years, we modified certain covenants contained in our then existing senior credit facility and loan agreements. In connection with obtaining these modifications, we paid significant fees and transaction costs.

Risks Related to Our Operations

We need to continue to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot continue to effectively implement our business strategy or if our strategy is negatively affected by general economic conditions.

We have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores is important to achieving profitability and continuing to improve operating cash flow. If we are not successful in implementing our strategy, or if our strategy is not effective, we may not be able to improve our operations. In addition, any adverse change in general economic conditions can adversely affect consumer buying practices and reduce our sales of front-end products, which are our higher margin products, and cause a proportionately greater decrease in our profitability. Failure to continue to improve operations or a decline in general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

Our new store and store relocation development program requires entering construction and development commitments and occasionally purchasing land that will not be utilized for several years which may limit our financial flexibility.

We will enter into significant construction and development commitments as part of our new store and store relocation development program. Also, we will occasionally make capital expenditures to acquire land that may not be used for several years. Even if there are significant negative economic or competitive developments in our industry, financial condition or the regions where we have made these commitments, we are obligated to fulfill these commitments. Further, if we subsequently dispose of the property that we acquire, we may receive less than our purchase price or the net book value of such property, which may result in financial loss.

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

If we were convicted of any crime, certain licenses and government contracts, such as Medicaid plan reimbursement agreements that are material to our operations, may be revoked, which would have a material adverse effect on our results of operations and financial condition. In addition, substantial penalties, damages or other monetary remedies assessed against us could also have a material adverse effect on our results of operations, financial condition and cash flows.

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

We obtain approximately 93% of the dollar value of our prescription drugs from a single supplier, McKesson, pursuant to a contract that runs through March 2009. Pharmacy sales represented approximately 63.6% of our total sales during fiscal 2005, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson would make it difficult for us to continue to operate our business until we executed a replacement strategy. There can be no assurance that we would be able to find a replacement supplier on a timely basis or that such supplier would be able to fulfill our demands on similar terms, which would have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Our Industry

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, dollar stores and mail order pharmacies. Our industry also faces growing competition from companies who import drugs directly from other countries, such as Canada. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of customers. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. As competition increases, a significant increase in general pricing pressures could occur, which would require us to increase our sales volume and to sell higher margin products and services in order to remain competitive. We cannot assure you that we will be able to continue effectively to compete in our markets or increase our sales volume in response to further increased competition.

Another adverse trend for drugstore retailing has been initiatives to contain rising healthcare costs leading to the rapid growth in mail-order prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years and are predicted to continue to rise. Mail-order prescription distribution methods are perceived by employers and insurers as being less costly than traditional distribution methods and are being encouraged, and, in some cases, required, by third party pharmacy benefit managers, employers and unions that administer benefits. As a result, some labor unions and employers are requiring, and others may encourage or require, that their members or employees obtain medications from mail-order pharmacies which offer drug prescriptions at prices lower than we are able to offer. For example, when we announced our fourth-quarter earnings, we disclosed that our sales continued to be negatively impacted by mandatory mail prescription programs, including the United Auto Workers' program. Mail-order prescription distribution has negatively affected sales for traditional chain drug retailers, including us, in the last few years and we expect such negative effect to continue in the future. There can be no assurance that our efforts to offset the effects of mail order will be successful.

Changes in third-party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on our business.

Sales of prescription drugs, as a percentage of sales, and the percentage of prescription sales reimbursed by third parties, have been increasing and we expect them to continue to increase. In fiscal 2005, sales of prescription drugs represented 63.6% of our sales and 93.5% of all of the prescription drugs that we sold were with third party payors. During fiscal 2005, the top five third-party payors accounted for approximately 31.6% of our total sales, the largest of which represented 10.4% of our total sales. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations. Also, these third-party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, the passing in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act will grant a prescription drug benefit to participants. As a result of this benefit, we may be reimbursed for some prescription drugs at prices lower than our current reimbursement levels. In fiscal 2005, approximately 12.4% of our revenues were from state sponsored Medicaid agencies. There have been a number of recent proposals and enactments by various states to reduce Medicaid reimbursement levels in response to budget problems, some of which propose to reduce reimbursement levels in the applicable states significantly, and we expect other similar proposals in the future. If third-party payors reduce their reimbursement levels or if Medicare or state Medicaid programs cover prescription drugs at lower reimbursement levels, our margins on these sales would be reduced, and the profitability of our business and our results of operations, financial condition or cash flows could be adversely affected.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.

Our pharmacy business is subject to federal, state and local regulation. These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements and could adversely affect the continued operation of our business. Furthermore, our pharmacies could be affected by federal and state reform programs, such as healthcare reform initiatives which could, in turn, negatively affect our business. The passing of these initiatives or any new federal or state programs could adversely affect our results of operations, financial condition or cash flows.

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

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions adequacy of warnings and unintentional distribution of counterfeit drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance. We cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission.

We will not be able to compete effectively if we are unable to attract, hire and retain qualified pharmacists.

There is a nationwide shortage of qualified pharmacists. In response, we have implemented improved competitive benefits and training programs in order to attract, hire and retain qualified pharmacists. We have also expanded our pharmacist recruiting efforts through an increase in the number of recruiters, a successful pharmacist intern program and improved relations with pharmacy schools. However, we may not be able to attract, hire and retain enough qualified pharmacists. This could adversely affect our operations.

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

Products that we sell could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall our private label products. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability claims may be asserted against us with respect to any of the products or pharmaceuticals we sell and we may be obligated to recall our private brand products. A product liability judgment against us or a product recall could have a material, adverse effect on our business, financial condition or results of operations.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 26, 2005.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at February 26, 2005
Long-term debt, Including current portion
Fixed rate	$208,928	$571,442	$870	$300,091	$120	$1,612,725	$2,694,176	$2,665,951
Average Interest Rate	7.33%	7.49%	8.00%	8.69%	8.00%	8.12%	7.98%
Variable Rate	5,625	4,500	4,500	4,500	429,750	—	448,875	448,875
Average Interest Rate	4.33%	4.33%	4.33%	4.33%	4.33%		4.33%

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

The interest rate on the variable-rate borrowings on this facility are LIBOR plus 1.75% for the term loan and the revolving credit facility. Changes in one month LIBOR affect our cost of borrowings because the interest rate on our variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 10% (approximately 27 basis points) as compared to the LIBOR rate of 2.69% as of February 26, 2005 our annual interest expense would change by approximately $1.2 million based upon our variable-rate debt outstanding of approximately $448.9 million on February 26, 2005.

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

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under our receivables securitization agreements are determined based on LIBOR.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto are included elsewhere in this Annual Report on Form 10-K and are incorporated by reference herein. See Item 15 of Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of February 26, 2005, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our management's assessment of our internal control over financial reporting. This audit report appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Rite Aid Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 26, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 26, 2005, of the Company and our report dated April 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective March 2, 2003.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 28, 2005

Item 9B. Other Information

None

PART III

We intend to file with the Securities and Exchange Commission a definitive proxy statement for our 2005 Annual Meeting of Stockholders, to be held on June 23, 2005, pursuant to Regulation 14A not later than 120 days after February 26, 2005. The information called for by these Items 10, 11, 12, 13 and 14 are incorporated by reference to that proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The consolidated financial statements of the Company and report of the independent registered public accounting firm identified in the following index are included in this report from the individual pages filed as a part of this report:

1. Financial Statements

The following financial statements, report of the independent registered public acounting firm and supplementary data are included herein:

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.5	8% Series F Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.1 to Form 8-K, filed on February 2, 2005
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.9	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999

Exhibit Numbers	Description	Incorporation By Reference To
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.11	Registration Rights Agreement, dated as of January 11, 2005, by and among the Company, certain subsidiaries of the Company, named therein, as guarantors, and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as initial purchasers, related to the Company's 7.5% Senior Secured Notes due January 15, 2015.	Exhibit 99.1 to Form 8-K, filed on January 13, 2005
4.12	Indenture, dated as of January 11, 2005, among the Company, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company's 7.5% Senior Secured Notes due January 15, 2005	Exhibit 99.2 to Form 8-K, filed on January 13, 2005
4.13	Amended and Restated Registration Rights Agreement, dated as of January 31, 2005, by and among the Company and Green Equity Investors, III, L.P.	Exhibit 1.1 to Form 8-K, filed on February 2, 2005
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000

Exhibit Numbers	Description	Incorporation By Reference To
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan	Filed herewith
10.5	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller dated as of December 5, 1999*	Exhibit 10.1 to Form 8-K, filed on January 18, 2000
10.6	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of May 7, 2001*	Exhibit 10.9 to Form 10-K, filed on May 21, 2001
10.7	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.8	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2005	Filed herewith
10.9	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.10	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.11	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K, filed on May 21, 2001
10.12	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, Filed on October 7, 2003
10.13	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.14	Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of December 5, 1999*	Exhibit 10.4 to Form 8-K, filed on January 18, 2000
10.15	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and John T. Standley*	Exhibit 4.34 to Form 8-K, filed on January 18, 2000
10.16	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.17	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.18	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.19	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form 10-Q, Filed on October 7, 2003
11	Statement regarding computation of earnings per share (see note 4 to the consolidated financial statements)	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	Exhibit 14 to Form 10-K, filed on April 26, 2004
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) 15d-14 (a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14 (a) 15d-14 (a) under Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of February 26, 2005 and February 28, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 26, 2005. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of February 26, 2005 and February 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective March 2, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of February 26, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 28, 2005

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	February 26, 2005	February 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$162,821	$334,755
Accounts receivable, net	483,455	670,004
Inventories, net	2,310,153	2,223,171
Prepaid expenses and other current assets	50,325	150,067
Total current assets	3,006,754	3,377,997
Property, plant and equipment, net	1,733,694	1,882,763
Goodwill	684,535	684,535
Other intangibles, net	179,480	176,672
Other assets	328,120	123,667
Total assets	$5,932,583	$6,245,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term debt and current maturities of convertible notes, long-term debt and lease financing obligations	$223,815	$23,976
Accounts payable	757,571	758,290
Accrued salaries, wages and other current liabilities	690,351	701,484
Total current liabilities	1,671,737	1,483,750
Convertible notes	247,500	246,000
Long-term debt, less current maturities	2,680,998	3,451,352
Lease financing obligations, less current maturities	159,023	170,338
Other noncurrent liabilities	850,391	902,471
Total liabilities	5,609,649	6,253,911
Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock – series D, par value $1 per share; liquidation value $100 per share; 20,000 shares authorized; shares issued — 0 and 4,178	—	417,803
Preferred stock – series E, par value $1 per share; liquidation value $50 per share; 2,500 shares authorized; shares issued 2,500	120,000	—
Preferred stock – series F, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,131	113,081	—
Preferred stock – series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,131	113,081	—
Preferred stock – series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,131	113,081	—
Common stock, par value $1 per share; 1,000,000 shares authorized; shares issued and outstanding 520,438 and 516,496	520,438	516,496
Additional paid-in capital	3,121,404	3,133,277
Accumulated deficit	(3,756,146)	(4,052,974)
Accumulated other comprehensive loss	(22,005)	(22,879)
Total stockholders' equity (deficit)	322,934	(8,277)
Total liabilities and stockholders' equity (deficit)	$5,932,583	$6,245,634

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Revenues	$16,816,439	$16,600,449	$15,791,278
Costs and expenses:
Cost of goods sold, including occupancy costs	12,608,988	12,568,729	12,036,003
Selling, general and administrative expenses	3,721,442	3,624,226	3,476,379
Store closing and impairment charges	35,655	22,074	135,328
Interest expense	294,871	313,498	330,020
Interest rate swap contracts	—	—	278
Loss (gain) on debt modifications and retirements, net	19,229	35,315	(13,628)
Loss (gain) on sale of assets and investments, net	2,247	2,023	(18,620)
	16,682,432	16,565,865	15,945,760
Income (loss) before income taxes	134,007	34,584	(154,482)
Income tax benefit	(168,471)	(48,795)	(41,940)
Net income (loss)	$302,478	$83,379	$(112,542)
Computation of income (loss) applicable to common stockholders:
Income (loss)	$302,478	$83,379	$(112,542)
Accretion of redeemable preferred stock	(102)	(102)	(102)
Preferred stock beneficial conversion	—	(625)	—
Cumulative preferred stock dividends	(35,226)	(24,098)	(32,201)
Premium to repurchase preferred stock	(5,650)	—	—
Income (loss) applicable to common stockholders	$261,500	$58,554	$(144,845)
Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.50	$0.11	$(0.28)
Diluted income (loss) per share	$0.47	$0.11	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands)

	Preferred Stock Series D		Preferred Stock Series E		Preferred Stock- Series F		Preferred Stock- Series G		Preferred Stock-Series H		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Based and Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE MARCH 2, 2002	3,615	$361,504									515,136	$515,136	$3,151,811	$(4,023,186)	$463	$(13,255)	$(7,527)
Net loss														(112,542)			(112,542)
Other comprehensive loss:
Minimum pension liability adjustment																(14,763)	(14,763)
Comprehensive loss																	(127,305)
Stock forfeitures											(122)	(122)	(169)		16		(275)
Deferred compensation plans															4,890		4,890
Stock options exercised											101	101	178				279
Dividends on preferred stock	322	32,201											(32,201)				—
BALANCE MARCH 1, 2003	3,937	$393,705									515,115	$515,115	$3,119,619	$(4,135,728)	$5,369	$(28,018)	$(129,938)
Net income														83,379			83,379
Other comprehensive income:
Minimum pension liability adjustment																5,139	5,139
Comprehensive income																	88,518
Stock Forfeitures											(68)	(68)	(151)				(219)
Issuance of restricted stock											185	185	(185)				—
Amortization of restricted stock balance													693				693
Adoption of SFAS No. 123													5,369		(5,369)		—
SFAS No. 123 option expense													29,128				29,128
Accretion of convertible preferred stock		625												(625)			—
Preferred stock beneficial conversion		(625)											625				—
Stock options exercised											1,264	1,264	2,277				3,541
Dividends on preferred stock	241	24,098											(24,098)				—
BALANCE FEBRUARY 28, 2004	4,178	$417,803									516,496	$516,496	$3,133,277	$(4,052,974)	$—	$(22,879)	$(8,277)
Net income														302,478			302,478
Other comprehensive income:
Minimum pension liability adjustment																874	874
Comprehensive income																	303,352
Exchange of restricted shares for taxes											(17)	(17)	(43)				(60)
Issuance of restricted stock											3,037	3,037	(3,037)				—
Cancellation of restriced stock											(183)	(183)	183				—
Amortization of restricted stock balance													2,311				2,311
SFAS No. 123 option expense													16,709				16,709
Stock options exercised											1,105	1,105	1,937				3,042

	Preferred Stock Series D		Preferred Stock Series E		Preferred Stock- Series F		Preferred Stock- Series G		Preferred Stock-Series H		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Based and Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Tax benefit from exercise of stock options													5,293				5,293
Dividends on preferred stock	345	34,441											(34,441)				—
Issuance of Series E preferred stock			2,500	120,000													120,000
Redemption of Series D stock	(1,040)	(104,001)												(5,200)			(109,201)
Exchange Series D for Series F, net of redemption	(1,161)	(116,081)			1,131	113,081								(150)			(3,150)
Exchange Series D for Series G, net of redemption	(1,161)	(116,081)					1,131	113,081						(150)			(3,150)
Exchange Series D for Series H, net of redemption	(1,161)	(116,081)							1,131	113,081				(150)			(3,150)
Cash dividends paid on preferred shares													(785)				(785)
BALANCE FEBRUARY 26, 2005	—	$—	2,500	$120,000	1,131	$113,081	1,131	$113,081	1,131	$113,081	520,438	$520,438	$3,121,404	$(3,756,146)	$—	($22,005)	$322,934

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
OPERATING ACTIVITIES:
Net income (loss)	$302,478	$83,379	$(112,542)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	246,742	264,584	285,605
Store closings and impairment charges	35,655	22,074	135,328
Interest rate swap contracts	—	—	278
Loss (gain) on sale of assets and investments, net	2,247	2,023	(18,620)
Stock-based compensation expense	19,020	29,821	4,806
Loss (gain) on debt modifications and retirements, net	19,229	35,315	(13,628)
Tax benefit from reduction of valuation allowance	(179,538)	—	—
Tax benefit from the exercise of stock options	5,293	—	—
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	150,000	—	—
Accounts receivable	36,549	(94,486)	14,803
Inventories	(68,063)	(48,014)	40,555
Income taxes receivable/payable	30,832	(61,209)	24,018
Accounts payable	(26,511)	(17,162)	(62,314)
Other assets and liabilities, net	(55,487)	11,190	7,094
Net cash provided by operating activities	518,446	227,515	305,383
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(190,792)	(250,668)	(104,507)
Intangible assets acquired	(31,625)	(16,705)	(11,647)
Proceeds from sale-leaseback transactions	94,151	—	—
Proceeds from dispositions of assets and investments	9,281	25,223	43,940
Net cash used in investing activities	(118,985)	(242,150)	(72,214)
FINANCING ACTIVITIES:
Proceeds from issuance of new bank credit facilities	438,015	1,150,000	—
Principal payments on bank credit facilities	(1,151,125)	(1,372,500)	(5,962)
Proceeds from the issuance of bonds	200,000	502,950	300,000
Principal payments on long-term debt	(82,116)	(264,324)	(477,466)
Change in zero balance cash accounts	25,792	(4,613)	(12,936)
Net proceeds from the issuance of common stock	3,042	3,541	279
Net proceeds from the issuance of preferred stock	120,975	—	—
Payments for the redemption of preferred stock	(118,651)	—	—
Payments for preferred stock dividends	(785)	—	—
Deferred financing costs paid	(6,542)	(30,985)	(15,818)
Net cash used in financing activities	(571,395)	(15,931)	(211,903)
(Decrease) increase in cash and cash equivalents	(171,934)	(30,566)	21,266
Cash and cash equivalents, beginning of year	334,755	365,321	344,055
Cash and cash equivalents, end of year	$162,821	$334,755	$365,321

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Description of Business

The Company is a Delaware corporation and through its wholly-owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 3,356 stores in operation as of February 26, 2005. The Company's drugstores' primary business is pharmacy services. It also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

The Company's operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Pharmacy sales	$10,654,496	$10,517,703	$9,936,647
Front-end sales	6,087,999	6,018,942	5,794,705
Other revenue	73,944	63,804	59,926
	$16,816,439	$16,600,449	$15,791,278

Fiscal Year

The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 included 52 weeks.

Reclassifications

The statement of operations has been reclassified to include stock-based compensation as a component of selling, general and administrative expenses for all years presented.

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

Inventories

Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories. At February 26, 2005 and February 28, 2004, inventories were $471,417 and $490,336, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The LIFO (credit) charge was $(18,919), $19,872 and $19,738 for fiscal years 2005, 2004 and 2003, respectively.

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

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease. When determining the amortization period of a leasehold improvement, the Company considers whether discretionary exercise of a lease renewal option is reasonably assured. If it is determined that the exercise of such option is reasonably assured, the Company will amortize the leasehold improvement asset over the minimum lease term, plus the option period. This determination depends on the remaining life of the minimum lease term and any economic penalties that would be incurred if the lease option is exercised.

Capitalized lease assets are recorded at the lesser of the present value of minimum lease payments or fair market value and amortized over the estimated useful life of the related property or term of the lease.

The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2005, 2004 and 2003, the Company capitalized costs of approximately $2,830, $3,117 and $2,649, respectively.

Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with the provisions of SFAS No. 142, "Goodwill and Intangible Assets", the

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

Company does not amortize goodwill. The Company also has certain finite-lived intangible assets that are amortized over their useful lives. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Prescription files purchased and those acquired in business combinations are amortized over their estimated useful lives of five to twenty years.

Investments in Fifty Percent or Less Owned Subsidiaries

Investments in affiliated entities for which the Company has the ability to exercise significant influence, but not control over the investee, and in which the Company holds an ownership interest of the common stock of between 20% and 50%, are accounted for under the equity method of accounting and are included in other assets. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. As of February 26, 2005 and February 28, 2004, the Company did not have any equity method investments.

The ability to exercise significant influence is reviewed on a periodic basis. In instances where the Company loses its ability to exercise significant influence due to decreases in its ownership percentage or board participation, the Company will cease the use of the equity method of accounting, and in turn use the cost method of accounting. Under the cost method of accounting, the Company records its investment in the affiliated entity at cost, as a component of other assets. Income is recognized to the extent that the affiliate pays dividends to the Company. As of February 26, 2005 and February 28, 2004, the Company did not have any cost method investments.

Revenue Recognition

For all sales other than third party pharmacy sales, the Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. For third party pharmacy sales, revenue is recognized at the time the prescription is filled, which is or approximates when the customer picks up the prescription. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented.

Cost of Goods Sold

Cost of goods sold includes the following: the cost of inventory sold during the period, including related vendor rebates and allowances, costs incurred to return merchandise to vendors, inventory shrink costs, inbound freight charges, and occupancy costs, including rent costs, facility and leasehold improvement depreciation and utility costs.

Vendor Rebates and Allowances

Rebates and allowances received from vendors relate to either buying and merchandising or promoting the product. Buying and merchandising related rebates and allowances are recorded as a reduction of cost of goods sold as product is sold. Buying and merchandising rebates and allowances include all types of vendor programs such as purchase discounts, volume purchase allowances, price reduction allowances and slotting allowances. Product promotion related rebates and allowances, primarily related to advertising, are recorded as a reduction in selling, general and administrative expenses when the advertising commitment has been satisfied.

Rent

The Company records rent expense on operating leases on a straight-line basis over the minimum lease term. The Company begins to record rent expense at the time that the Company has the right to

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

use the property, which is typically when the Company begins construction on the property. From time to time, the Company receives incentive payments from landlords that subsidize lease improvement construction. These leasehold incentives are deferred and recognized on a straight-line basis over the minimum lease term.

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

Advertising

Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2005, 2004 and 2003 were $278,949, $255,658 and $242,035, respectively.

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

Stock-Based Compensation

The Company has several stock option plans, which are described in detail in Note 14. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Effective March 2, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock- Based Compensation". Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", compensation expense recognized in fiscal 2005 and 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in all years presented.

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Net income (loss) as reported	$302,478	$83,379	$(112,542)
Add: Stock- based compensation expense included in reported income (loss)	19,020	29,821	4,806
Deduct: Total stock-based compensation determined under the fair value method for all awards	(19,020)	(29,821)	(39,500)
Pro forma net income (loss)	$302,478	$83,379	$(147,236)
Income (loss) per share:
Basic – as reported	$0.50	$0.11	$(0.28)
Diluted – as reported	$0.47	$0.11	$(0.28)
Basic – pro forma	$0.50	$0.11	$(0.35)
Diluted – pro forma	$0.47	$0.11	$(0.35)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected stock price volatility	61.5%	85.5%	69.4%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.80%	3.00%	2.63%
Expected life of options	4.0 years	5.0 years	5.0 years

The weighted-average fair value of each option granted during fiscal 2005, 2004 and 2003 was $2.92, $3.20 and $1.37, respectively.

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

Store Closing Costs and Lease Exit Charges

When a store is closed, the Company records an expense for unrecoverable costs and accrues a liability equal to the present value at current risk-free interest rates of the remaining lease obligations

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

and anticipated ancillary occupancy costs, net of estimated sublease income. Other store closing and liquidation costs are expensed when incurred and included in cost of goods sold.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

The Company has net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Significant judgment is required in making these assessments.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third-party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2005, the top five third-party payors accounted for approximately 31.6% of the Company's total sales, the largest of which represented 10.4% of total sales. Third-party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. During fiscal 2005, state sponsored Medicaid agencies accounted for approximately 12.4% of our total sales, the largest of which was less than 3% of the Company's total sales. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

During fiscal 2005, the Company purchased approximately 93% of the dollar volume of its prescription drugs from a single supplier, McKesson Corp. ("McKesson"), under a contract expiring March 2009. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have difficulty filling prescriptions, which would negatively impact the business.

Derivatives

The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

138. The Company will use hedge accounting treatment on derivative instruments to the extent that the respective instrument qualifies for such treatment under SFAS No. 133. As of February 26, 2005, the Company has no interest rate swap arrangements or other derivatives.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R. "Share-Based Payment". This Standard requires companies to account for share-based payments to associates using the fair value method for expense recognition. This standard is required to be adopted as of the first fiscal year beginning after June 15, 2005. The Company has not yet adopted SFAS No. 123R. However, as the Company has adopted the fair value recognition provisions of SFAS No. 123, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143". FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The Company has not quantified the impact of adopting FIN 47, but does not expect the adoption to have a material impact on its financial position or results of operations.

2.    Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company subject to anti-dilution limitations.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Numerator for income (loss) per share:
Net income (loss)	$302,478	$83,379	$(112,542)
Accretion of redeemable preferred stock	(102)	(102)	(102)
Preferred stock beneficial conversion	—	(625)	—
Cumulative preferred stock dividends	(35,226)	(24,098)	(32,201)
Premium to repurchase preferred stock	(5,650)	—	—
Income (loss) attributable to common stockholders	$261,500	$58,554	$(144,845)
Plus: Interest on convertible debt	11,872	—	—
Plus: Cumulative preferred stock dividends	26,420	—	—
Income (loss) attributable to common stockholders – diluted	$299,792	$58,554	$(144,845)
Denominator:
Basic weighted average shares	518,716	515,822	515,129
Outstanding options	12,293	10,009	—
Convertible preferred stock – Series D, F, G and H	61,681	—	—
Convertible preferred stock – Series E	2,910	—	—
Convertible debt	38,462	—	—
Diluted weighted average shares	634,062	525,831	515,129
Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.50	$0.11	$(0.28)
Diluted income (loss) per share	0.47	$0.11	$(0.28)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Stock options	18,461	14,525	64,676
Convertible preferred stock	18,883	75,964	71,583
Convertible notes	—	38,462	38,462
	37,344	128,951	174,721

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

3.    Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Impairment charges	$30,014	$24,914	$69,508
Store and equipment lease exit charges (credits)	5,641	(2,840)	65,820
	$35,655	$22,074	$135,328

Impairment Charges

In fiscal 2005, 2004, and 2003, store closing and impairment charges include non-cash charges of $30,014, $24,914 and $69,508, respectively, for the impairment of long-lived assets at 291, 208 and 262 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

Store and Equipment Lease Exit (Credits) Charges

During fiscal 2005, 2004 and 2003, the Company recorded charges for 13, 5, and 40 stores, respectively, to be closed or relocated under long term leases. Effective January 1, 2003, charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Prior to January 1, 2003, charges incurred to close a store were recorded at the time management committed to closing the store. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The discount rates used to determine the liability were 3.90%, 2.96% and 2.66% at February 26, 2005, February 28, 2004 and March 1, 2003, respectively.

The reserve for store lease exit costs includes the following activity:

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Balance—beginning of year	$254,361	$306,485	$287,464
Provision for present value of noncancellable lease payments of stores designated to be closed	14,515	1,949	40,927
Changes in assumptions about future sublease income, terminations and change of interest rate	(14,291)	(5,928)	24,764
Reversals of reserves for stores that management has determined will remain open	(2,137)	(6,458)	(1,435)
Interest accretion	8,188	7,987	9,512
Cash payments, net of sublease income	(39,733)	(49,674)	(54,747)
Balance—end of year	$220,903	$254,361	$306,485

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

The Company's revenues and income (loss) before income taxes for fiscal 2005, 2004 and 2003 include results from stores that have been closed as of February 26, 2005. The revenue and operating losses of these stores for the periods are presented as follows:

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Revenues	$84,660	$161,651	$196,190
Loss from operations	(10,497)	(7,643)	(34,247)

Included in loss from operations for fiscal 2005, 2004, and 2003 are depreciation and amortization charges of $892, $1,791 and $2,466, respectively, and closed store inventory liquidation charges of $8,446, $5,629 and $17,964, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

4.    Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at February 26, 2005 and February 28, 2004 was $50,812 and $35,054, respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

On September 22, 2004, the Company entered into receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, the Company sells substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company's affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables, and for the SPE to borrow funds secured by these receivables of up to $400,000. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. At February 26, 2005, proceeds from the sale of receivables to the SPE totaled $150,000. The average proceeds from the sale of receivables during fiscal 2005 was $263,312. Receivables sold to the SPE for the year ended February 26, 2005 totaled $4,024,668. Collections reinvested in securitizations amounted to $3,448,235 for the year ended February 26, 2005. At February 26, 2005, the Company retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $426,433, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

Proceeds from the initial sale of the receivables were used to repay outstanding amounts under the existing senior secured credit facility. Additional proceeds are used to fund operations. The Company paid one-time arrangement and marketing fees of $2,400 at the closing date, which are recorded as a loss on debt modification. The Company must pay an ongoing program fee of approximately LIBOR plus 1.125% on the amount sold to the SPE under the securitization

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2005 were $3,962. Rite Aid Corporation guarantees certain perfomance obligations of its affiliates under the securitization agreements, but does not guarantee the collectibility of the receivables and obligor creditworthiness.

The vehicles that make loans to the SPE have a commitment to lend that ends September 2005 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, the Company has access to a backstop credit facility, which is backed by the entities that make loans to the SPE's. The backstop facility is committed through September 2007.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to fund overdraws on the facility and to pay trustee fees. The remaining collections are swept to the Company's corporate concentration account. At February 26, 2005, the Company has $760 of cash that is restricted for the payment of trustee fees.

The Company believes that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, the Company believes that consolidation is not appropriate in accordance with FIN 46R, "Consolidation of Variable Interest Entities."

5.    Property, Plant and Equipment

Following is a summary of property, plant and equipment, including capital lease assets, at February 26, 2005 and February 28, 2004:

	2005	2004
Land	$201,413	$254,642
Buildings	628,335	658,659
Leasehold improvements	1,127,497	1,107,494
Equipment	1,440,927	1,405,079
Construction in progress	34,927	41,753
	3,433,099	3,467,627
Accumulated depreciation	(1,699,405)	(1,584,864)
Property, plant and equipment, net	$1,733,694	$1,882,763

Depreciation expense, which includes the depreciation of assets recorded under capital leases, was $219,641 in fiscal 2005, $231,548 in fiscal 2004 and $243,566 in fiscal 2003.

Included in property, plant and equipment is the carrying amount of assets to be disposed of totaling $17,000 and $25,911 at February 26, 2005 and February 28, 2004, respectively.

6.    Investments in Fifty Percent or Less Owned Subsidiaries

In July 1999, the Company purchased 9,335 of Series E Convertible Preferred Shares in drugstore.com, an on-line pharmacy, for cash of $8,125, including legal costs, and the Company's agreement to provide access to the Company's networks of pharmacies and third-party providers, advertising commitments and exclusivity agreements. Each of the Series E Convertible Preferred Shares were converted to one share of common stock at the time of drugstore.com's initial public offering late in July 1999 and represented 21.6% of the voting stock immediately after the initial

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

public offering. The investment was initially valued at $168,025, equal to the initial public offering price of $18 per share multiplied by the number of shares the Company owned. The Company initially accounted for the investment on the equity method because the Company had significant influence over drugstore.com, resulting from its share of the voting stock, its right to appoint one board member and a number of significant operating agreements. Prior to fiscal 2002, the Company recorded an impairment of its investment in drugstore.com based on a decline in the market value of drugstore.com's stock that the Company believed to be other than temporary and as a result had no remaining recorded value for its investment in drugstore.com's common stock. During fiscal 2003, the Company sold its remaining shares of drugstore.com and recognized a gain of $15,777, which is included in gain on sale on assets and investments, net, for the year ended March 1, 2003. The sale did not impact the business arrangement described above. Included in other noncurrent liabilities as of February 26, 2005, is the unamortized portion of the fair value of the operating agreements of $69,966 that was created in connection with the valuation of the investment at the time of the initial public offerings and is being amortized over 10 years, the life of the arrangements described above.

7.    Goodwill and Other Intangibles

The Company accounts for goodwill under the guidance set forth in SFAS No. 142, which specifies that all goodwill and indefinite life intangibles shall not be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis. The Company has completed its annual impairment evaluation for the year ended February 26, 2005, and concluded that there is no goodwill impairment loss to be recognized. As of February 26, 2005 and February 28, 2004 the Company had goodwill of $684,535 and no indefinite life intangibles.

The Company's intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of February 26, 2005 and February 28, 2004.

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Favorable leases and other	$311,635	$(191,482)	20 years	$298,475	$(173,774)	18 years
Prescription files	369,425	(310,098)	13 years	350,501	(298,530)	13 years
Total	$681,060	$(501,580)		$648,976	$(472,304)

Amortization expense for these intangible assets was $27,101, $33,036 and $42,039 for fiscal 2005, 2004 and 2003, respectively. The anticipated annual amortization expense for these intangible assets is 2006 – $27,461, 2007 – $24,706, 2008 – $22,082, 2009 – $18,286 and 2010 – $13,024.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

8.    Accrued Salaries, Wages and Other Current Liabilities

Accrued salaries, wages and other current liabilities consist of the following at February 26, 2005 and February 28, 2004:

	2005	2004
Accrued wages, benefits and other personnel costs	$274,844	$289,111
Accrued self insurance liability, current portion	69,957	60,472
Accrued sales and other taxes payable	48,726	52,511
Accrued legal and other professional fees	32,548	40,658
Accrued interest	43,047	43,884
Deferred vendor income, current portion	33,662	36,465
Accrued lease exit costs, current portion	30,243	31,689
Accrued store expense	25,632	28,535
Accrued real estate and personal property taxes	24,175	25,164
Accrued rent and other occupancy costs	28,867	22,988
Other	78,650	70,007
	$690,351	$701,484

9.    Income Taxes

The provision for income taxes was as follows:

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Current tax expense (benefit)
Federal	$1,405	$(41,140)	$(44,011)
State	14,092	5,766	2,071
	15,497	(35,374)	(41,940)
Deferred tax (benefit):
Federal	$(176,031)	$(13,421)	—
State	(7,937)	—	—
	(183,968)	(13,421)	—
Total income tax (benefit)	(168,471)	(48,795)	$(41,940)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

A reconciliation of the expected statutory federal tax and the total income tax benefit is as follows:

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Expected federal statutory expense (benefit) at 35%	$46,903	$12,083	$(58,660)
Nondeductible compensation	99	2,375	940
Other nondeductible expenses	2,974	981	1,693
State income taxes, net	4,001	1,962	(10,726)
Recoverable federal tax and reduction of previously recorded liabilities	—	(56,663)	—
Other	—	—	679
Valuation allowance	(222,448)	(9,533)	24,134
Total income tax benefit	(168,471)	$(48,795)	(41,940)

The income tax benefit for fiscal 2005 includes $179,538 related to the reduction of the valuation allowance on federal and state net deferred tax assets that have an expected future utilization and were fully reserved prior to fiscal 2005.

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

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at February 26, 2005 and February 28, 2004:

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

	2005	2004
Deferred tax assets:
Accounts receivable	$68,572	$18,511
Accrued expenses	69,061	91,838
Liability for lease exit costs	91,037	101,492
Pension, retirement and other benefits	185,660	150,647
Investment impairment	28,782	34,296
Long-lived assets	139,514	121,919
Credits	81,922	75,332
Net operating losses	1,079,521	1,142,937
Total gross deferred tax assets	1,744,069	1,736,972
Valuation allowance	(1,436,570)	(1,650,967)
Net deferred tax assets	307,499	86,005
Deferred tax liabilities
Inventory	115,176	83,384
Other	3,052	2,621
Total gross deferred tax liabilities	118,228	86,005
Net deferred tax assets	$189,271	$—

As a result of the conclusions of the Internal Revenue Service examination cycle for fiscal years 1996 through 2000, components of the net deferred tax assets were adjusted and reclassified in fiscal years 2005 and 2004. The Company continues to be examined by state taxing authorities for the above tax years and management believes there are adequate reserves for remaining federal and state income taxes.

Net Operating Losses, Capital Losses and Tax Credits

At February 26, 2005, the Company had federal net operating loss (NOL) carryforwards of approximately $2,330,000, the majority of which expire between fiscal 2019 and 2022. The Company underwent an ownership change for statutory tax purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. This limitation was considered when the valuation allowance was established.

At February 26, 2005 the Company had state NOL carryforwards of approximately $3,488,000, the majority of which will expire between fiscal 2015 and 2022.

At February 26, 2005, the Company had a capital loss carryforward of $680,144 which will expire, if not offset by future capital gains, between fiscal 2006 and 2008.

At February 26, 2005, the Company had federal business tax credit carryforwards of $52,229, the majority of which expire between fiscal 2013 and 2025. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $7,964.

Valuation Allowances

The valuation allowances as of February 26, 2005 and February 28, 2004 apply to the net deferred tax assets of the Company. Until the fourth quarter of fiscal 2005, the Company provided a full valuation allowance against its net deferred tax assets. Based upon a review of a number of factors, including the Company's historical operating performance and its expectation that it can generate sustainable consolidated taxable income for the foreseeable future, the Company now believes it is

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

more likely than not that a portion of these deferred tax assets will be utilized. Based upon the Company's expected future utilization, a portion of the valuation allowance at year end was reduced resulting in a non-cash tax benefit of $179,538 during fiscal 2005. An additional reduction in the valuation allowance of $5,293 was recorded as additional paid-in capital in fiscal 2005 to reflect the tax benefit associated with previously recorded stock based compensation. The Company continues to maintain a valuation allowance of $1,436,570 against remaining net deferred tax assets at fiscal year end 2005.

10.    Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at February 26, 2005 and February 28, 2004:

	February 26, 2005	February 28, 2004
Secured Debt:
Senior secured credit facility ("SCF") due September 2009	448,875	—
SCF due April 2008	—	1,150,000
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $2,599 and 4,158)	139,426	137,867
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $3,501 and $4,168)	356,499	355,832
9.5% senior secured notes due February 2011	300,000	300,000
7½% senior secured notes due January 2015	200,000	—
Other	2,338	5,125
	1,447,138	1,948,824
Lease Financing Obligations	168,285	183,169
Unsecured Debt:
7.625% senior notes due April 2005	170,500	198,000
6.0% fixed-rate senior notes due December 2005	38,047	38,047
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $2,500 and $4,000)	247,500	246,000
7.125% notes due January 2007	184,074	210,074
11.25% senior notes due July 2008	150,000	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,981 and $2,221)	148,019	147,779
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	140,000
	1,695,913	1,759,673
Total debt	3,311,336	3,891,666
Short-term debt and current maturities of convertible notes, long-term debt and lease financing obligations	(223,815)	(23,976)
Long-term debt and lease financing obligations, less current maturities	$3,087,521	$3,867,690

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

2005 Transactions:

    New Credit Facility

On September 22, 2004, the Company replaced its senior secured credit facility with a new senior secured credit facility. The new facility consists of a $450,000 term loan and a $950,000 revolving credit facility, which will mature in September 2009. The proceeds of the loans made on the closing date of the new credit facility along with available cash and proceeds from the receivables securitization agreements were used to repay outstanding amounts under the old credit facility. Borrowings under the new facility currently bear interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Company is required to pay fees of 0.375% per annum on the daily unused amount of the revolving credit facility. Amortization payments of $1,125 related to the new term loan began on November 30, 2004 and will continue on a quarterly basis until May 31, 2009, with a final payment of $428,625 due August 31, 2009.

The new senior secured credit facility allows for the issuance of up to $700,000 in additional term loans or additional revolver availability. The Company may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided it is not in default of any terms of the facility, nor is it in violation of any of its financial covenants. The new senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2009, as described below). The Company also has the ability to incur an unlimited amount of unsecured debt, if the debt does not mature or require scheduled payments of principal prior to December 31, 2009. The Company has the ability to incur additional unsecured debt of up to $200,000 with a scheduled maturity prior to December 31, 2009. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2009 that can be incurred is $1,800,000. At February 26, 2005, remaining additional permitted secured subordinated debt under the new senior secured credit facility is $798,000 in addition to what is available under the revolver; however, other debentures do not permit additional secured subordinated debt if the revolver is fully drawn. The new senior secured credit facility also allows for the repurchase of any debt with a maturity on or before September 22, 2009, and for the repurchase of debt with a maturity after September 22, 2009, if the Company maintains availability on the revolving credit facility of at least $300,000.

The new senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, mergers and acquisitions and the granting of liens. The new senior secured credit facility also requires the Company to meet certain financial covenant ratios, but only if availability on the revolving credit facility is less than $300,000. If availability on the revolving credit facility had been less than $300,000, the covenants would have required the Company to maintain a maximum leverage ratio of 6.05:1 for the twelve months ended February 26, 2005. Subsequent to February 26, 2005, the ratio gradually decreases to 3.20:1 for the twelve months ending August 29, 2009. In addition, if the availability on the revolving credit facility had been less than $300,000, the Company would have been required to maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ended February 26, 2005. Subsequent to February 26, 2005, the ratio gradually increases to 1.25:1 for the twelve months ending August 29, 2009.

The new senior secured credit facility provides for customary events of default, including nonpayments, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $25,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

The Company's ability to borrow under the new senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At February 26, 2005, the term loan was fully drawn and the Company had no borrowings outstanding under the revolving credit facility. At February 26, 2005, the Company also had letters of credit outstanding against the revolving credit facility of $114,115, which gave the Company additional borrowing capacity of $835,885 at February 26, 2005.

As a result of the placement of the new senior secured credit facility and the receivable securitization agreements, the Company recorded a loss on debt modification of $20,020 for the year ended February 26, 2005.

    Other Transactions

In January 2005, the Company issued $200,000 aggregate principal amount of 7½% senior secured notes due 2015. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation, and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our new senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of the Company's 12.5% senior notes, the 9.5% senior secured notes and the 8.125% senior secured notes, granted by the subsidiary guarantors on all of their assets that secure the obligations under the new senior secured credit facility, subject to certain exceptions. The indenture governing the Company's 7½% senior secured notes contains customary covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

During the year ended February 26, 2005, the Company made open market purchases of the following securities (in thousands):

Debt Repurchased	Principal Amount Repurchased	Amount Paid	Gain / (loss)
7.625% notes due 2005	$27,500	$28,275	$(795)
7.125% notes due 2007	26,000	26,548	(605)
6.875% fixed rate senior notes due 2028	12,000	9,660	2,191
Total	$65,500	$64,483	$791

The gain on the transactions listed above is recorded as part of the Company's loss on debt modifications for the year ended February 26, 2005.

2004 Transactions:

Credit Facility: On May 28, 2003, the Company replaced its senior secured credit facility with a new senior secured credit facility. The new facility consisted of a $1,150,000 term loan and a $700,000 revolving credit facility. The proceeds of the loans made on the closing of the new credit facility were, among other things, used to repay the outstanding amounts under the old facility and to purchase the land and buildings at the Company's Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement.

As a result of the placement of the senior secured credit facility, the Company recorded a loss on debt modification in fiscal 2004 of $43,197 (which included the write-off of previously deferred debt issue costs of $35,120).

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

On October 1, 2003, the Company paid, at maturity, its remaining outstanding balance on the 6.0% dealer remarketable securities.

In May 2003, the Company issued $150,000 aggregate principal amount of 9.25% senior notes due 2013. These notes are unsecured and effectively subordinate to the Company's secured debt. The indenture governing the 9.25% senior notes contains customary covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

In April 2003, the Company issued $360,000 aggregate principal amount of 8.125% senior secured notes due 2010. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under the Company's new senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of the Company's 12.5% senior notes, the Company's 7½% senior secured notes and the Company's 9.5% senior secured notes, granted by subsidiary guarantors on all of their assets that secure the obligations under the new senior secured credit facility, subject to certain exceptions. The indenture governing the Company's 8.125% senior secured notes contains customary covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

During fiscal 2004 the Company repurchased the following securities:

Debt Repurchased	Principal Amount Repurchased	Amount Paid	Gain/ (loss)
6.0% fixed rate senior notes due 2005	$37,848	$36,853	$865
7.125% notes due 2007	124,926	120,216	4,314
6.875% senior debentures due 2013	15,227	13,144	1,981
7.7% notes due 2027	5,000	4,219	715
6.875% fixed rate senior notes due 2028	10,000	7,975	1,895
12.5% senior secured notes due 2006	10,000	11,275	(1,888)
Total	$203,001	$193,682	$7,882

The gain on the transactions listed above is recorded as part of the loss on debt modifications in the accompanying statement of operations for fiscal 2004.

2003 Transactions:

Senior Secured Notes: The Company issued $300,000 of 9.5% senior secured notes due 2011 in February 2003. The notes were unsecured, unsubordinated obligations of the Company and rank equally in right of payment with all of the Company's other unsecured, unsubordinated, indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitation, by subsidiaries that guarantee the obligations under the senior secured credit facility. The guarantees of the notes are secured, subject to permitted liens, by shared second priority liens ranked by subsidiary guarantors on all assets that secure the Company's obligations under the senior secured credit facility. Proceeds from these notes were used to redeem all the $149,500 of the Company's senior secured (shareholders) notes due 2006 as well as to fund other debt repurchases and general corporate purposes.

Repurchase of Debt: The Company repurchased $25,425 of its 6.0% dealer remarketable securities due 2003, $118,605 of its 6.0% notes due 2005, and $15,000 of its 7.125% notes due 2007 during fiscal

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

2003. In addition to the debt repurchases noted above, the Company retired $150,500 of its 5.25% convertible subordinated notes at maturity in September 2002, and made quarterly mandatory repayments on the senior secured credit facility term loan totaling $27,500 during fiscal 2003. These fiscal 2003 transactions resulted in a gain of $13,628 on debt retirements and modifications.

Other:

The Company had outstanding letters of credit of $114,115 at February 26, 2005 and $115,196 at February 28, 2004.

The annual weighted average interest rate on the Company's indebtedness was 7.0%, 6.8% and 7.3% for fiscal 2005, 2004 and 2003, respectively.

The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2006 – $214,554; 2007 – $575,942; 2008 – $5,370; 2009 – $304,591; 2010 – $429,870 and $1,612,726 in 2011 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the new senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the new senior credit facility. Rite Aid Corporation's direct obligations under the new senior credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011 the 8.125% senior secured notes due 2010 and the 7½% senior secured notes due 2015 are guaranteed by substantially all of the Company's wholly-owned subsidiaries and are secured on a second priority basis by the same collateral as the new senior secured credit facility.

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

11.    Leases

The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from five to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $7,499, $8,892 and $9,470, was $555,940, $553,956 and $566,409 in fiscal 2005, 2004 and 2003, respectively. These amounts include contingent rentals of $33,051, $32,143, and $29,679 in fiscal 2005, 2004 and 2003, respectively.

During fiscal 2005, the Company sold the land and buildings on 36 owned stores to several outside entities. Proceeds from these sales totaled $94,151. The Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. The leases are being accounted for as operating leases. Gains on these transactions of $14,500 have been deferred and are being recorded over the related minimum lease terms. Losses of $3,151, which relate to certain stores in these transactions, were recorded as losses on the sale of assets and investments for the year ended February 26, 2005.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

The Company also leases certain facilities through sale-leaseback arrangements accounted for using the financing method. The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at February 26, 2005 and February 28, 2004 are summarized as follows:

	2005	2004
Land	$5,108	$11,209
Buildings	166,057	170,154
Equipment	11,353	12,187
Accumulated depreciation	(60,322)	(52,765)
	$122,196	$140,785

Following is a summary of lease finance obligations at February 26, 2005 and February 28, 2004:

	2005	2004
Obligations under capital leases	$168,285	$183,169
Less current obligation	(9,262)	(12,831)
Long-term lease finance obligations	$159,023	$170,338

Following are the minimum lease payments net of sublease income that will have to be made in each of the years indicated based on non-cancelable leases in effect as of February 26, 2005:

Fiscal year	Lease Financing Obligations	Operating Leases
2006	$24,014	$551,800
2007	23,505	525,984
2008	23,204	491,176
2009	21,739	456,381
2010	20,548	429,522
Later years	162,572	3,258,714
Total minimum lease payments	$275,582	$5,713,577
Amount representing interest	(107,297)
Present value of minimum lease payments	$168,285

12.    Redeemable Preferred Stock

In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $19,253 for the fiscal 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders' equity using the interest method are made so that the carrying amount

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2005, 2004 and 2003. Pursuant to the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity", this instrument is recorded in Other Non-Current Liabilities as of February 26, 2005 and February 28, 2004.

13.    Capital Stock

During the fourth quarter of fiscal 2005, the Company issued 2,500 shares of Series E Mandatory Convertible preferred stock ("Series E preferred stock") at an offering price of $49 per share. Dividends on the Series E preferred stock are $3.50 per share per year, and are due and payable on a quarterly basis beginning on May 2, 2005. The dividends are payable in either cash or common stock or a combination thereof at our election. The Series E preferred stock will automatically convert into common stock on February 1, 2008 at a rate that is dependent upon the adjusted applicable market value of the Company's common stock (as defined in the Series E preferred stock agreement). If the adjusted applicable market value of the Company's common stock is $5.36 a share or higher at the conversion date, then the Series E preferred stock is convertible at a rate of 9.3284 shares (or higher) of the Company's common stock for every share of Series E preferred stock outstanding. If the adjusted applicable market value of the Company's common stock is less than or equal to $3.57 per share at the conversion date, then the Series E preferred stock is convertible at a rate of 14.0056 shares of the Company's common stock for every share of Series E preferred stock outstanding. If the adjusted applicable market value of the Company's common stock is between $3.57 per share and $5.36 per share at the conversion date, then the Series E preferred stock is convertible into common stock at a rate that is between 14.0056 and 9.3284 shares. The Series E preferred stock is also convertible at the Company's option, but only if the adjusted applicable market value of the Company's common stock exceeds $8.04.

Proceeds of $120,000, net of estimated issuance cost of $2,500, from the offering of the Company's Series E preferred stock were used to redeem 1,040 shares of the Company's Series D preferred stock. In accordance with the provisions of the Series D stock agreement, the Company paid a premium of 105% of the liquidation preference of $100 per share. The total premium was $5,650 million and was recorded as a reduction to accumulated deficit in the year ended February 26, 2005. Subsequent to the issuance of the Series E preferred stock, the Company exchanged the remaining 3,483 shares of Series D preferred stock for equal amounts of Series F, G and H preferred stock. The Series F, G and H preferred stock have substantially the same terms as the Series D preferred stock, except for differences in dividend rates and redemption features. The Series F preferred stock pays dividends at 8% of liquidation preference and can be redeemed at the Company's election at any point after issuance. The Series G preferred stock pays dividends at 7% of liquidation preference and can be redeemed at the Company's election after January 2009. The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at the Company's election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at the election of the Company. Any redemptions are at 105% of the liquidations preference of $100 per share, plus accrued and unpaid dividends. The Series F, G, and H shares are all convertible into common stock of the Company, at the holder's option, at a conversion rate of $5.50 per share.

As of February 26, 2005, the authorized capital stock of the Company consists of 1,000,000 shares of common stock and 20,000 shares of preferred stock, each having a par value of $1.00 per share. Preferred stock is issued in series, subject to terms established by the Board of Directors.

14.    Stock Option and Stock Award Plans

The Company reserved 22,000 shares of its common stock for the granting of stock options and other incentive awards to officers and key associates under the 1990 Omnibus Stock Incentive Plan

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

(the 1990 Plan), which was approved by the shareholders. Options may be granted, with or without stock appreciation rights ("SAR"), at prices that are not less than the fair market value of a share of common stock on the date of grant. The exercise of either a SAR or option automatically will cancel any related option or SAR. Under the 1990 Plan, the payment for SARs will be made in shares, cash or a combination of cash and shares at the discretion of the Compensation Committee.

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

In February 2001, the Company adopted the 2001 Stock Option Plan (the 2001 Plan) which was approved by the shareholders under which 20,000 shares of common stock are authorized for granting of stock options at the discretion of the Board of Directors.

In April 2004, the Board of Directors adopted the 2004 Omnibus Equity Plan, which was approved by the shareholders. Under the plan, 20,000 shares of common stock are authorized for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the direction of the Board of Directors.

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 71,017 as of February 26, 2005.

The Company has issued 9,122 options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein.

Stock Options

Following is a summary of stock option transactions for the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003:

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

	Shares	Weighted Average Price Per Share
Balance, March 2, 2002	60,759	$6.18
Granted	10,033	2.36
Exercised	(101)	2.75
Cancelled	(6,015)	12.41
Balance, March 1, 2003	64,676	5.01
Granted	4,687	4.65
Exercised	(1,291)	2.82
Cancelled	(6,077)	8.54
Balance, February 28, 2004	61,995	4.72
Granted	6,220	5.22
Exercised	(1,105)	2.78
Cancelled	(2,179)	5.50
Balance, February 26, 2005	64,931	$4.78

For various price ranges, weighted average characteristics of outstanding stock options at February 26, 2005 were as follows:

	Outstanding Options			Exercisable Options
Range of exercise prices	Number Outstanding as of February 26, 2005	Remaining life (years)	Weighted Average Price	Shares	Weighted Average Price
$1.98 to $2.26	8,223	7.37	$2.17	5,289	$2.19
$2.30 to $2.70	3,289	7.60	$2.55	1,570	$2.55
$2.71 to $2.75	14,186	4.98	$2.75	14,174	$2.75
$3.00 to $3.69	1,562	7.31	$3.41	878	$3.32
$3.73 to $4.05	18,763	5.96	$4.05	18,575	$4.05
$4.06 to $5.38	7,977	7.36	$5.12	3,545	$5.20
$5.40 to $8.56	8,058	7.43	$6.93	3,819	$7.79
$9.25 to $45.56	2,859	2.66	$23.21	2,859	$23.21
$48.56 to $48.56	11	3.86	$48.56	11	$48.56
$48.81 to $48.81	3	3.86	$48.81	3	$48.81
$1.98 to $48.81	64,931	6.25	$4.78	50,723	$4.89

At February 28, 2004 and March 1, 2003, the amount of exercisable options and corresponding weighted average price per share was 46,928 and $4.98 and 38,725 and $5.70, respectively.

In November 2000, the Company reduced the exercise price of 16,684 options and issued after December 4, 1999 to $2.75 a share, which represents the fair market value of a share of common stock on the date of the repricing. In connection with the repricing, the Company recognized compensation expense for these options using variable plan accounting in fiscal 2003. Under variable plan accounting, the Company recognized compensation expense over the option vesting period. In addition, subsequent changes in the market value of the Company's common stock during the option period, or until exercised, generated changes in the compensation expense recognized on the repriced options. The Company recognized a reduction of expense of approximately $2,497 during fiscal 2003, related to the repriced options. As described in Note 1, the Company adopted SFAS No. 123

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

"Accounting for Stock – Based Compensation" effective March 2, 2003, and therefore recorded compensation expense in fiscal 2005 and 2004 for all options using the fair value method under the modified prospective approach.

Restricted Stock

The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. Additionally, vesting of certain of the shares awarded is conditional upon the Company meeting specified performance targets. The Company made the following grants during fiscal 2005, 2004 and 2003:

Following is a summary of restricted stock transactions for the fiscal years ended February 26, 2005, February 28, 2004, and March 1, 2003.

	Shares	Weighted Average Price Per Share
Balance, March 2, 2002	65	8.56
Granted	—	—
Vested	(22)	8.56
Cancelled	—	—
Balance, March 1, 2003	43	8.56
Granted	185	5.44
Vested	(22)	8.56
Cancelled	—	—
Balance, February 28, 2004	206	5.77
Granted	6,232	4.65
Vested	(83)	6.25
Cancelled	(1,884)	5.37
Balance, February 26, 2005	4,471	4.37

Compensation expense related to all restricted stock grants is being recorded over a one to three year vesting period of these grants. For the years ended February 26, 2005, February 28, 2004 and March 1, 2003, the Company recognized expense of $2,311, $693 and $7,333, respectively, related to restricted share awards.

Stock Appreciation Units

The Company has issued stock appreciation units to various members of field management. The grant price for each unit is the closing price of the Company's common stock on the date of grant. The units vest four years from the date of grant. For each outstanding unit, the Company was obligated to pay out the difference between the grant price and the average market price of one share of the Company's common stock for the last twenty trading days before the vesting date. The payment could have been in cash or shares, at the discretion of the Company; however, the Company historically made cash payments. The Company's obligations under the stock appreciation units were remeasured at each balance sheet date and amortized to compensation expense over the vesting period.

At March 1, 2003, there were approximately 2,990 stock appreciation rights units outstanding, which were paid during fiscal 2004. As of February 26, 2005, the Company had no stock appreciation units left outstanding. Amounts expensed relating to the stock appreciation rights units for fiscal 2005, 2004 and 2003 were $0, $1,062 and $0, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

15.    Retirement Plans

Defined Contribution Plans

The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering salaried associates and certain hourly associates. The Company does not contribute to all of the plans. Effective January 1, 2002, the Company significantly improved the Company's match for its principal 401(k) plan. During fiscal 2003, the Company committed to maintaining the current level of benefits in its principal 401(k) plan through December 31, 2006. Total expenses recognized for the above plans was $30,358 in 2005, $29,855 in 2004 and $29,878 in 2003.

Senior executive officers are entitled to supplemental retirement arrangements in accordance with their employment agreements, which vest monthly. The Company makes monthly investments to fund obligations. Other officers, who are not participating in the defined benefit nonqualified executive retirement plan, are included in a supplemental retirement plan, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The Company makes annual investments to fund the obligations. The expenses recognized for these plans was $5,170 in 2005, $5,084 in 2004 and $2,064 in 2003.

Defined Benefit Plans

The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. Prior to February 28, 2002, the Company and its subsidiaries sponsored four separate qualified defined benefit pension plans. However, effective February 28, 2002, the Company merged these four plans into a single plan, the Rite Aid Pension Plan (the "Defined Benefit Pension Plan"). The Company merged these plans to take advantage of financial and administrative economies of scale; the merger had no effect on the benefits provided to eligible employees. The Company's funding policy for the Defined Benefit Pension Plan is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. The Company made no discretionary contributions in fiscal 2005. In fiscal 2004, the Company made a discretionary contribution of $5,000.

The Company has established the nonqualified executive retirement plan for certain officers who, pursuant to their employment agreements, are not participating in the defined contribution suplemental retirement plan. Generally, eligible participants receive an annual benefit, payable monthly over fifteen years, equal to a percentage of the highest base salary and highest bonus paid or accrued for each participant within the ten fiscal years prior to the date of the event giving rise to payment of the benefit. This defined benefit plan is unfunded. In fiscal 2004 and 2003, the Company determined that the obligation for certain former executives that had either been indicted by the U.S. Attorney's office, or had pleaded guilty to certain criminal charges, were no longer binding. Therefore, the Company recorded a settlement benefit, due to the elimination of these obligations.

The Company uses a February 28 measurement date for the majority of its plans.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

Net periodic pension expense for the defined benefit plans included the following components:

	Defined Benefit Pension Plans			Nonqualified Executive Retirement Plan
	2005	2004	2003	2005	2004	2003
Service cost	$2,843	$2,614	$2,486	$71	$85	$158
Interest cost	4,844	4,615	4,492	1,241	1,450	2,641
Expected return on plan assets	(2,687)	(1,481)	(3,492)	—	—	—
Amortization of unrecognized net transition (asset)/obligation	—	—	(19)	87	87	87
Amortization of unrecognized prior service cost	669	452	458	—	—	—
Amortization of unrecognized net loss	1,862	3,287	1,047	387	335	394
Curtailment and settlement	—	—	—	—	(5,222)	(10,376)
Change due to plan amendment	—	—	—	—		156
Net pension expense (credit)	$7,531	$9,487	$4,972	$1,786	$(3,265)	$(6,940)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefits plans, as well as the funded status and amounts recognized in the Company's balance sheet as of February 26, 2005 and February 28, 2004:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2005	2004	2005	2004
Change in benefit obligations:
Benefit obligation at end of prior year	$81,907	$71,905	$21,724	$27,046
Service cost	2,843	2,614	71	85
Interest cost	4,844	4,615	1,241	1,450
Distributions	(6,382)	(5,088)	(2,074)	(2,110)
Settlements	—	—	—	(5,222)
Change due to change in assumptions	2,909	5,049	227	503
Change due to plan amendment	2,088	1,706	—	—
Actuarial (gain) or loss	964	1,106	267	(28)
Benefit obligation at end of year	$89,173	$81,907	$21,456	$21,724
Change in plan assets:
Fair value of plan assets at beginning of year	$59,985	$50,566	$—	$—
Employer contributions	4,438	5,000	2,074	2,110
Actual return on plan assets	7,201	11,315	—	—
Distributions (including expenses paid by the plan)	(7,974)	(6,896)	(2,074)	(2,110)
Fair value of plan assets at end of year	$63,650	$59,985	$—	$—
Funded status	$(25,523)	$(21,922)	$(21,456)	$(21,724)
Unrecognized net loss	20,975	21,887	260	1,705
Unrecognized prior service cost	4,272	2,852	—	—
Unrecognized net transition loss obligation	—	—	1,813	347
Prepaid or (accrued) pension cost recognized	$(276)	$2,817	$(19,383)	$(19,672)
Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$2,817	$—	$—
Accrued pension liability	(25,001)	(24,288)	(21,195)	(21,462)
Pension intangible asset	4,272	2,852	260	347
Accumulated other comprehensive income	20,453	21,436	1,552	1,443
Net amount recognized	$(276)	$2,817	$(19,383)	$(19,672)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

The increase in minimum liability included in other comprehensive income was as follows:

	Defined Benefit Pension Plans		Nonqualified Executive Retirement Plan
	2005	2004	2005	2004
Increase (decrease) in minimum liability included in other comprehensive income	$(983)	$(5,163)	$109	$24

The accumulated benefit obligation for all defined benefit pension plans was $109,847 and $102,918 as of February 26, 2005 and February 28, 2004, respectively.

The significant actuarial assumptions used for all defined benefit pension plans to determine the benefit obligation as of February 26, 2005, February 28, 2004, and March 1, 2003 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Rate of increase in future compensation levels	4.50	4.50	4.50	3.00	3.00	3.00

Weighted average assumptions used to determine net cost for years ended February 26, 2005, February 28, 2004 and March 1, 2003 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.50%	7.00%	6.00%	6.32%	7.18%
Rate of increase in future compensation levels	4.50	4.50	4.50	3.00	3.00	3.00
Expected long-term rate of return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption for fiscal 2005, 2004 and 2003.

The Company's pension plan asset allocations at February 26, 2005 and February 28, 2004 by asset category were as follows:

	February 26, 2005	February 28, 2004
Equity securities	67%	68%
Debt securities	33%	32%
Total	100%	100%

The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

•	Achieve a rate of return on investments that exceeds inflation by at least 4% over a full market cycle, consistent with actuarial assumptions;

•	Diversify the portfolio among various asset classes with the goal of reducing volatility of return (risk), and among various issuers of securities to reduce principal risk;

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

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

The following targets are to be applied to the allocation of plan assets.

Category	Target Allocation
U.S. equities	50%
International equities	15%
U.S. fixed income	25%
High yield fixed income	10%
Total	100%

The Company expects to contribute $4,670 to the Defined Benefit Pension Plan and $2,240 to the Nonqualified Executive Retirement Plan during fiscal 2006.

Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the Nonqualified Executive Retirement Plans during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plans
2006	$4,670	$2,240
2007	4,812	2,227
2008	4,972	2,220
2009	5,140	2,214
2010	5,376	1,985
2011 – 2015	29,976	8,875
Total	$54,946	$19,761

Other Plans

The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $11,750 in 2005, $9,682 in 2004 and $5,781 in 2003.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

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

Guaranteed Lease Obligations

In connection with certain business dispositions, the Company continues to guarantee lease obligations for 109 former stores. The respective purchasers assume the Company's obligations and are, therefore, primarily liable for these obligations. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for amounts substantially less than the aggregate obligation of $217,759 as of February 26, 2005. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through January 1, 2021.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

In the opinion of management, the ultimate disposition of these guarantees will not have a material effect on the Company's results of operations, financial position or cash flows.

17.    Supplementary Cash Flow Data

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Cash paid for interest (net of capitalized amounts of $250, $133 and $301)	$274,964	$295,235	$287,707
Cash (refunds from) paid for income taxes	$(24,557)	$7,539	$(68,668)
Equipment financed under capital leases	$12,349	$17,828	$544
Equipment received for noncash consideration	$1,439	$24,781	$—
Preferred stock dividends paid in additional shares	$34,441	$24,098	$32,201
Exchange of preferred shares	$348,243	$—	$—

18.    Related Party Transactions

Included in other assets at February 26, 2005 and February 28, 2004 were receivables from related parties of $1,025, and $589.

On May 27, 2001, the Company amended the employment agreements of Robert Miller, currently Chairman of the Board, and Mary Sammons, currently President and Chief Executive Officer, to provide for the payment, subject to certain conditions, of bonuses representing the difference between the amounts called for under their severance agreements from a former employer and the amounts they actually receive. In January 2002, the Company made payments of $5,971 to Mr. Miller and $1,931 to Ms. Sammons for these bonuses. The bonuses were repayable to the extent of each executive's recovery of severance due from the former employer. The Company recorded the payment to Mr. Miller as recoverable, as a summary judgment had been filed by the courts in his favor. In December 2003, the case was resolved in Mr. Miller's favor, and the Company received a full reimbursement of the advanced funds from Mr. Miller. The Company expensed the payment to Ms. Sammons over the term of her employment contract. In February 2004, an arbitrator awarded Ms. Sammons $997. The Company received reimbursement of $696 from Ms. Sammons in March 2004, and received the remaining $301 by the end of fiscal 2005.

During fiscal 2005, the Company redeemed 1,040 shares of the Company's Series D preferred stock, which is held by Green Equity Investors, III, L.P. The remaining 3,483 shares of Series D preferred stock were exchanged for Series F, G, and H preferred stock, which are also held by Green Equity Investors, III, L.P. The Series F, G, and H preferred stock have substantially the same terms as the Series D preferred stock, except for differences in dividend rates and redemption features, as discussed further in Note 13.

During fiscal 2005, 2004 and 2003, the Company paid Leonard Green & Partners, L.P., fees of $875, $990 and $1,167 for financial advisory services, respectively. Jonathan D. Sokoloff and John G. Danhakl, two directors, are equity owners of Leonard Green & Partners, L.P. The Company has entered into a one year agreement with Leonard Green & Partners, L.P., effective January 1, 2005, as amended whereby the Company has agreed to pay Leonard Green & Partners, L.P., an annual fee of $300 for its consulting services. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners, L.P. This agreement is an extension of the Company's existing consulting agreement with Leonard Green & Partners, L.P.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

During fiscal 2004 and 2003, the Company incurred $64 and $47, respectively, in legal fees payable to Janice Jackson, the sister of Mary F. Sammons, for representation of Ms. Sammons in a dispute concerning her employment agreement with a former employer.

19.    Interim Financial Results (Unaudited)

	Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,244,357	$4,123,906	$4,107,336	$4,340,840	$16,816,439
Cost of goods sold, including occupancy costs	3,191,456	3,098,211	3,098,555	3,220,766	12,608,988
Selling, general and administrative expenses	912,845	926,153	909,016	973,428	3,721,442
Store closing and impairment (credits) charges	(4,595)	13,461	2,397	24,392	35,655
Interest expense	77,801	76,519	70,653	69,898	294,871
(Gain) loss on debt modifications and retirements, net	—	(791)	20,216	(196)	19,229
(Gain) loss on sale of assets and investments, net	(1,918)	(254)	849	3,570	2,247
	4,175,589	4,113,299	4,101,686	4,291,858	16,682,432
Income before income taxes	68,768	10,607	5,650	48,982	134,007
Income tax expense (benefit)	5,049	728	5,362	(179,610)	(168,471)
Net income	$63,719	$9,879	$288	$228,592	$302,478
Basic income (loss) per share(1)	$0.11	$0.00	$(0.02)	$0.41	$0.50
Diluted income (loss) per share(1)	$0.10	$0.00	$(0.02)	$0.35	$0.47

	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,046,168	$4,052,091	$4,105,844	$4,396,346	$16,600,449
Cost of goods sold, including occupancy costs	3,068,214	3,087,771	3,105,333	3,307,411	12,568,729
Selling, general and administrative expenses	899,568	902,199	893,117	929,342	3,624,226
Store closing and impairment charges (credits)	6,246	(9,002)	3,055	21,775	22,074
Interest expense	78,958	79,409	77,718	77,413	313,498
Loss on debt modifications and retirements, net	33,427	1,888	—	—	35,315
Loss (gain) on sale of assets and investments, net	(1,504)	342	879	2,306	2,023
	4,084,909	4,062,607	4,080,102	4,338,247	16,565,865
Income (loss) before income taxes	(38,741)	(10,516)	25,742	58,099	34,584
Income tax benefit	—	—	(47,518)	(1,277)	(48,795)
Net income (loss)	$(38,741)	$(10,516)	$73,260	$59,376	$83,379
Basic income (loss) per share(1)	$(0.08)	$(0.04)	$0.13	$0.10	$0.11
Diluted income (loss) per share(1)	$(0.08)	$(0.04)	$0.12	$0.09	$0.11

(1)	Income (loss) per share amounts for each quarter may not necessarily total to the yearly income (loss) per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(In thousands, except per share amounts)

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

During the fourth quarter of fiscal 2005, the Company recorded an income tax benefit of $179,500 from the reduction of a valuation allowance for deferred tax assets. The Company recorded a credit of $36,195 in costs of goods sold for an adjustment in LIFO pricing that was triggered by a decrease in pricing indices caused by generic drug deflation. The Company recorded $24,392 in store closing and impairment charges.

During the third quarter of fiscal 2005, the Company recorded a loss on debt modification of $20,216 related to the placement of its new senior secured credit facility and accounts receivable securitization agreement. The Company recorded $13,083 of non-recurring gains in selling, general and administrative expenses related to favorable litigation payments.

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

20.    Financial Instruments

The carrying amounts and fair values of financial instruments at February 26, 2005 and February 28, 2004 are listed as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$448,875	$448,875	$1,150,000	$1,150,000
Fixed rate indebtedness	$2,694,176	$2,665,951	$2,558,497	$2,640,995

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

RITE AID CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended February 26, 2005, February 28, 2004 and March 1, 2003
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended February 26, 2005	$35,054	$48,368	$32,610	$50,812
Year ended February 28, 2004	35,711	29,437	30,094	35,054
Year ended March 1, 2003	31,039	36,904	32,232	35,711

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION By: /s/ MARY F. SAMMONS Mary F. Sammons President and Chief Executive Officer
Dated: April 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 29, 2005.

Signature	Title
/s/ ROBERT G. MILLER Robert G. Miller	Chairman of the Board of Directors
/s/ MARY F. SAMMONS Mary F. Sammons	Chief Executive Officer, President, and Director
/s/ JOHN T. STANDLEY John T. Standley	Chief Financial Officer, Chief Administrative Officer, and Senior Executive Vice President
/s/ KEVIN TWOMEY Kevin Twomey	Chief Accounting Officer and Senior Vice President
/s/ JOHN G. DANHAKL John G. Danhakl	Director
/s/ MICHAEL A. FRIEDMAN, MD Michael A. Friedman, MD	Director
/s/ ALFRED M. GLEASON Alfred M. Gleason	Director
/s/ GEORGE G. GOLLEHER George G. Golleher	Director
/s/ COLIN V. REED Colleen V. Reed	Director
/s/ PHILIP G. SATRE Philip G. Satre	Director
/s/ STUART M. SLOAN Stuart M. Sloan	Director
/s/ JONATHAN D. SOKOLOFF Jonathan D. Sokoloff	Director

EXHIBIT INDEX

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.5	8% Series F Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.1 to Form 8-K, filed on February 2, 2005
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.9	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999

Exhibit Numbers	Description	Incorporation By Reference To
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.11	Registration Rights Agreement, dated as of January 11, 2005, by and among the Company, certain subsidiaries of the Company, named therein, as guarantors, and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as initial purchasers, related to the Company's 7.5% Senior Secured Notes due January 15, 2015.	Exhibit 99.1 to Form 8-K, filed on January 13, 2005
4.12	Indenture, dated as of January 11, 2005, among the Company, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company's 7.5% Senior Secured Notes due January 15, 2005	Exhibit 99.2 to Form 8-K, filed on January 13, 2005
4.13	Amended and Restated Registration Rights Agreement, dated as of January 31, 2005, by and among the Company and Green Equity Investors, III, L.P.	Exhibit 1.1 to Form 8-K, filed on February 2, 2005
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000

Exhibit Numbers	Description	Incorporation By Reference To
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan	Filed herewith
10.5	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller dated as of December 5, 1999*	Exhibit 10.1 to Form 8-K, filed on January 18, 2000
10.6	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of May 7, 2001*	Exhibit 10.9 to Form 10-K, filed on May 21, 2001
10.7	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.8	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2005	Filed herewith
10.9	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.10	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.11	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K, filed on May 21, 2001
10.12	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, Filed on october7, 2003
10.13	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.14	Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of December 5, 1999*	Exhibit 10.4 to Form 8-K, filed on January 18, 2000
10.15	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and John T. Standley*	Exhibit 4.34 to Form 8-K, filed on January 18, 2000
10.16	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.17	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K filed on April 26, 2004
10.18	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.19	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form10-Q, filed on October 7, 2003
11	Statement regarding computation of earnings per share (see note 4 to the consolidated financial statements)	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
14	Code of Ethics for the Chief Executive Officers and Senior Financial Officers	Exhibit 14 to Form 10-K, filed on April 26, 2004
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14 (a) /15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.