Form 10-Q
period 2005-05-28
RITE AID CORP
filed 2005-06-30
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 28, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 520,952,399 shares of its $1.00 par value common stock outstanding as of June 22, 2005.

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

We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects" included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005 ("the Fiscal 2005 10-K"), which we filed with the Securities and Exchange Commission ("SEC") on April 29, 2005 and is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	May 28, 2005	February 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$135,037	$162,821
Accounts receivable, net	461,137	483,455
Inventories, net	2,325,488	2,310,153
Prepaid expenses and other current assets	52,546	50,325
Total current assets	2,974,208	3,006,754
Property, plant and equipment, net	1,701,383	1,733,694
Goodwill	684,535	684,535
Other intangibles, net	177,085	179,480
Other assets	310,346	328,120
Total assets	$5,847,557	$5,932,583
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$52,258	$223,815
Accounts payable	782,944	757,571
Accrued salaries, wages and other current liabilities	714,367	690,351
Total current liabilities	1,549,569	1,671,737
Convertible notes	247,875	247,500
Long-term debt, less current maturities	2,681,530	2,680,998
Lease financing obligations, less current maturities	165,653	159,023
Other noncurrent liabilities	842,061	850,391
Total liabilities	5,486,688	5,609,649
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock – series E, par value $1 per share; liquidation value $50 per share	120,000	120,000
Preferred stock – series F, par value $1 per share; liquidation value $100 per share	115,343	113,081
Preferred stock – series G, par value $1 per share; liquidation value $100 per share	115,060	113,081
Preferred stock – series H, par value $1 per share; liquidation value $100 per share	114,777	113,081
Common stock, par value $1 per share	520,903	520,438
Additional paid-in capital	3,119,513	3,121,404
Accumulated deficit	(3,722,722)	(3,756,146)
Accumulated other comprehensive loss	(22,005)	(22,005)
Total stockholders' equity	360,869	322,934
Total liabilities and stockholders' equity	$5,847,557	$5,932,583

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004
Revenues	$4,221,436	$4,244,357
Costs and expenses:
Cost of goods sold, including occupancy costs	3,140,803	3,191,456
Selling, general and administrative expenses	947,453	912,845
Store closing and impairment charges (credits)	15,532	(4,595)
Interest expense	70,851	77,801
Gain on sale of assets and investments, net	(538)	(1,918)
	4,174,101	4,175,589
Income before income taxes	47,335	68,768
Income tax expense	13,911	5,049
Net income	$33,424	$63,719
Computation of income applicable to common stockholders:
Net income	$33,424	$63,719
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,149)	(8,356)
Income attributable to common stockholders	$25,249	$55,337
Basic and diluted income per share:
Basic income per share	$0.05	$0.11
Diluted income per share	$0.05	$0.10

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004
Operating activities:
Net income	$33,424	$63,719
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	60,330	63,192
Stock-based compensation expense	4,890	3,982
Store closing and impairment charges (credits)	15,532	(4,595)
Gain on sale of assets and investments, net	(538)	(1,918)
Changes in income tax receivables and payables	20,030	41,279
Changes in operating assets and liabilities	39,172	50,900
Net cash provided by operating activities	172,840	216,559
Investing activities:
Expenditures for property, plant and equipment	(41,795)	(35,088)
Intangible assets acquired	(7,922)	(6,730)
Proceeds from sale-leaseback transaction	18,784	—
Proceeds from dispositions	8,787	3,483
Net cash used in investing activities	(22,146)	(38,335)
Financing activities:
Principal payments on long-term debt	(172,955)	(6,162)
Principal payments on senior secured credit facility	(1,125)	—
Proceeds from financing secured by owned property	5,352	—
Change in zero balance cash accounts	(9,219)	(8,586)
Proceeds from issuance of common stock	1,885	1,920
Payments for preferred stock dividends	(2,212)	—
Deferred financing costs paid	(204)	—
Net cash used in financing activities	(178,478)	(12,828)
(Decrease) increase in cash and cash equivalents	(27,784)	165,396
Cash and cash equivalents at beginning of period	162,821	334,755
Cash and cash equivalents at end of period	$135,037	$500,151
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $134 and $44)	$43,501	$52,152
Cash refunds of income taxes, net	$(5,882)	$(35,982)
Equipment financed under capital leases	$1,300	$4,068
Equipment received for non-cash consideration	$—	$204

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 28, 2005 and May 29, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 28, 2005 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2005 10-K.

2.    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Shared-Based Payment". This Standard requires companies to account for share-based payments to associates using the fair value method of expense recognition. This standard is required to be adopted as of the first fiscal year beginning after June 15, 2005. The Company has not yet adopted SFAS No. 123R. However, as the Company has adopted the fair value recognition provisions of SFAS No. 123, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143". FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The Company has not quantified the impact of adopting FIN 47, but does not expect the adoption to have a material impact on its financial position or results of operations.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended May 28, 2005 and May 29, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

3.    Income Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted income per share computation:

	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004
Numerator for income per share:
Net income	$33,424	$63,719
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,149)	(8,356)
Income attributable to common stockholders – basic	$25,249	$55,337
Plus: Interest on convertible debt	$—	$2,968
Income attributable to common shareholders – diluted	$25,249	$58,305
Denominator:
Basic weighted average shares	520,752	516,837
Outstanding options	8,932	18,792
Convertible debt	—	38,462
Diluted weighted average shares	529,684	574,091
Basic and diluted income per share:
Basic income per share	$0.05	$0.11
Diluted income per share	$0.05	$0.10

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted earnings per share:

	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004
Stock options	36,605	14,802
Convertible preferred stock	95,655	77,484
Convertible debt	38,462	—
	170,722	92,286

4.    Store Closing and Impairment Charges

Store closing and impairment charges (credits) consist of:

	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004
Impairment charges	$3,457	$829
Store and equipment lease exit charges (credits)	12,075	(5,424)
	$15,532	$(4,595)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended May 28, 2005 and May 29, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Impairment charges

Impairment charges include non-cash charges of $3,457 and $829 for the thirteen week periods ended May 28, 2005 and May 29, 2004, respectively, for the impairment of long-lived assets at 18 and 11 stores, in the respective periods. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and equipment lease exit charges (credits)

During the thirteen week periods ended May 28, 2005 and May 29, 2004, the Company recorded charges for five closed stores and one closed store in the respective periods. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The amounts of the closed store charges that relate to new closures, changes in assumptions, and interest accretion are presented in the following table.

The reserve for store and equipment lease exit costs includes the following activity:

	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004
Balance – beginning of period	$220,903	$254,361
Provision for present value of noncancellable lease payments of stores closed	7,975	3,531
Changes in assumptions about future sublease income, terminations and changes in interest rates	1,932	(10,973)
Interest accretion	2,193	2,026
Cash payments, net of sublease income	(9,123)	(10,916)
Balance – end of period	$223,880	$238,029

The Company's revenues and income from operations for the thirteen week periods ended May 28, 2005 and May 29, 2004 include results from stores that have been closed as of May 28, 2005. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004
Revenues	$10,381	$32,581
Loss from operations	1,436	1,834

Included in loss from operations for the thirteen weeks ended May 28, 2005, are depreciation and amortization charges of $64 and closed store liquidation charges of $1,646. Included in loss from operations for the thirteen weeks ended May 29, 2004, are depreciation and amortization charges of $284 and closed store liquidation charges of $1,686. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended May 28, 2005 and May 29, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

5.    Accounts Receivable

The Company maintains securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, the Company sells substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company's affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables, and for the SPE to borrow funds secured by these receivables of up to $400,000. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. At May 28, 2005, proceeds from the sale of receivables to the SPE totaled $150,000. The average proceeds from the sale of receivables during the thirteen week period ended May 28, 2005 was $157,912. Receivables sold to the SPE for the thirteen week period ended May 28, 2005 totaled $2,007,108. Collections reinvested in securitizations amounted to $2,031,443 for the thirteen week period ended May 28, 2005. At May 28, 2005, the Company retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $402,098, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value. The securitization agreements did not exist during the thirteen week period ended May 29, 2004.

The Company must pay an ongoing program fee of approximately LIBOR plus 1.125% on the amount sold to the SPE under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week period ended May 28, 2005 were $1,835. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, but does not guarantee the collectibility of the receivables and obligor creditworthiness.

The vehicles that make loans to the SPE have a commitment to lend that ends September 2005 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, the Company has access to a backstop credit facility, which is backed by the entities that make loans to the SPE's. The backstop facility is committed through September 2007.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to fund overdraws on the facility and to pay trustee fees. The remaining collections are swept to the Company's corporate concentration account. At May 28, 2005, the Company has $1,235 of cash that is restricted for the payment of program and trustee fees.

The Company has concluded that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, the Company has concluded that consolidation is not appropriate in accordance with FIN 46R, "Consolidation of Variable Interest Entities."

6.    Sale Leaseback Transaction

On May 9, 2005, the Company sold the land and buildings on 9 owned stores to an independent third party. Proceeds from the sale were approximately $24,100. The Company entered into an agreement to lease the stores back from the purchaser over a minimum lease term of 20 years. The Company is accounting for 7 of the leases as operating leases. A gain related to sale of the 7 stores of approximately $3,800 has been deferred and is being recorded over the minimum lease term. The Company is accounting

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended May 28, 2005 and May 29, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

for the remaining 2 leases as capital leases, as the lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. The Company has recorded capital lease obligations of approximately $5,400 related to these leases. Future scheduled minimum payments under these leases for the remainder of fiscal 2006 and the succeeding four fiscal years are as follows: 2006-$1,616; 2007-$2,155; 2008-$2,155; 2009-$2,155; 2010-$2,155 and $35,021 in 2011 and thereafter.

7.    Goodwill and Other Intangibles

The Company accounts for goodwill under the guidance set forth in SFAS No. 142, which specifies that all goodwill and indefinite life intangibles shall not be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis. The Company completes its annual impairment evaluation at the end of its fiscal year. For the year ended February 26, 2005, the Company concluded that there was no goodwill impairment loss to be recognized. As of May 28, 2005, and February 26, 2005 the Company had goodwill of $684,535 and no indefinite life intangibles.

The Company's intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of May 28, 2005 and February 26, 2005.

	May 28, 2005			February 26, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Favorable leases and other	$308,456	$(192,755)	19 years	$311,635	$(191,482)	20 years
Prescription files	374,715	(313,331)	13 years	369,425	(310,098)	13 years
Total	$683,171	$(506,086)		$681,060	$(501,580)

Amortization expense for these intangible assets was $7,222 and $6,284, for the thirteen week periods ended May 28, 2005 and May 29, 2004, respectively. The anticipated annual amortization expense for these intangible assets is 2006 – $28,089, 2007 – $26,046, 2008 – $23,706, 2009 – $20,456 and 2010 – $15,940.

8.    Income Taxes

The Company recorded income tax expense of $13,911 for the thirteen week period ended May 28, 2005 and $5,049 for the thirteen week period ended May 29, 2004.

The provision for federal and state and local income taxes for the thirteen week period ended May 28, 2005 is net of the results from the receipt of a federal refund claim of $7,848 which related to the fiscal 2004 conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000.

The provision for income taxes for the thirteen week period ended May 29, 2004 is for state and local income taxes. The federal income tax expense was fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company will continue to monitor all available evidence related to the remaining net deferred tax assets at least annually at the end of each fiscal year and at such time as events have occurred or are anticipated to occur that may change the most recent assessment. The estimation of required valuation allowances is based on a number of factors including the Company's historical operating performance and its expectation that it can generate sustainable consolidated taxable income

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended May 28, 2005 and May 29, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

for the foreseeable future. As a result of the Company's operating performance in fiscal 2005 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reduced in the fourth quarter of 2005. The Company continues to maintain a valuation allowance against remaining net deferred tax assets.

The Company has undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards.

9.    Indebtedness and Credit Agreements

General

Following is a summary of indebtedness and lease financing obligations at May 28, 2005 and February 26, 2005:

	May 28, 2005	February 26, 2005
Secured Debt:
Senior secured credit facility due September 2009	$447,750	$448,875
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $2,209 and $2,599)	139,816	139,426
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $3,334 and $3,501)	356,666	356,499
9.5% senior secured notes due February 2011	300,000	300,000
7½% senior secured notes due January 2015	200,000	200,000
Other	2,321	2,338
	1,446,553	1,447,138
Lease Financing Obligations	174,915	168,285
Unsecured Debt:
7.625% senior notes due April 2005	—	170,500
6.0% fixed-rate senior notes due December 2005	38,047	38,047
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $2,125 and $2,500)	247,875	247,500
7.125% notes due January 2007	184,074	184,074
11.25% senior notes due July 2008	150,000	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,921 and $1,981)	148,079	148,019
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	1,525,848	1,695,913
Total debt	3,147,316	3,311,336
Current maturities of long-term debt and lease financing obligations	(52,258)	(223,815)
Long-term debt and lease financing obligations, less current maturities	$3,095,058	$3,087,521

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended May 28, 2005 and May 29, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Credit Facility

The senior secured credit facility consists of a $450,000 term loan and a $950,000 revolving credit facility which will mature in September 2009. Borrowings under the senior secured credit facility currently bear interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Company is required to pay fees of 0.375% per annum on the daily unused amount of the revolving credit facility. Amortization payments of $1,125 related to the term loan began on November 30, 2004 and will continue on a quarterly basis until May 31, 2009, with a final payment of $428,625 due August 31, 2009.

The senior secured credit facility allows for the issuance of up to $700,000 in additional term loans or additional revolver availability. The Company may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided the Company is not in default of any terms of the facility, nor is the Company in violation of its financial covenants. The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2009, as described below). The Company also has the ability to incur an unlimited amount of unsecured debt, if the debt does not mature or require scheduled payments of principal prior to December 31, 2009. The Company has the ability to incur additional unsecured debt of up to $200,000 with a scheduled maturity date prior to December 31, 2009. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2009 that can be incurred is $1,800,000. At May 28, 2005, remaining additional permitted secured subordinated debt under the senior secured credit facility was $797,975 in addition to what is available under the revolver; however, other debentures do not permit additional secured subordinated debt if the revolver is fully drawn. Subsequent to May 28, 2005, the Company called for the early redemption of its 11.25% senior notes due July 2008. Upon completion of this redemption, the Company will have the ability to incur additional secured subordinated debt of $234,725 under other debentures in addition to what is available under the revolving credit facility. The senior secured facility also allows for the repurchase of any debt with a maturity on or before September 22, 2009, and for the repurchase of debt with a maturity after September 22, 2009, if the Company maintains availability on the revolving credit facility of at least $300,000.

The senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, mergers and acquisitions and the granting of liens. The senior secured credit facility also requires the Company to meet certain financial covenant ratios, but only if availability on the revolving credit facility is less then $300,000. If availability on the revolving credit facility had been less than $300,000, the covenants would have required the Company to maintain a maximum leverage ratio of 5.60:1 for the twelve months ended May 28, 2005. Subsequent to May 28, 2005, the ratio gradually decreases to 3.20:1 for the twelve months ended August 29, 2009. In addition, if the availability on the revolving credit facility had been less than $300,000, the Company would have been required to maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ended May 28, 2005. Subsequent to May 28, 2005, the ratio gradually increases to 1.25:1 for the twelve months ending August 29, 2009.

The senior secured credit facility provides for customary events of default including nonpayments, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $25,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

The Company's ability to borrow under the senior credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At May 28, 2005, the term loan was fully drawn and the

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended May 28, 2005 and May 29, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Company had no borrowings outstanding under the revolving credit facility. At May 28, 2005, the Company also had letters of credit outstanding against the revolving credit facility of $112,303, which gave the Company additional borrowing capacity of $837,697.

Other

On April 15, 2005 the Company paid at maturity the remaining outstanding principal amount of $170,500 of its 7.625% senior notes due April 2005.

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2006 and the succeeding four fiscal years are as follows: 2006 – $42,918, 2007 – $576,701, 2008 – $5,132, 2009 – $304,829, 2010 – $429,869, and $1,612,952 in 2011 and thereafter. At May 28, 2005, the Company was in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. Rite Aid Corporation's direct obligations under the senior secured credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011, the 8.125% senior secured notes due 2010 and the 7½% senior secured notes due 2015 are guaranteed by substantially all of the Company's wholly-owned subsidiaries and are secured on a second priority basis by the same collateral as the senior secured credit facility.

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

10.    Retirement Plans

Net periodic pension expense recorded in the thirteen week periods ended May 28, 2005 and May 29, 2004, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Service cost	$687	$710	$19	$17
Interest cost	1,176	1,200	305	246
Expected return on plan assets	(539)	(610)	—	—
Amortization of unrecognized net transition obligation	—	—	21	21
Amortization of unrecognized prior service cost	123	175	—	—
Amortization of unrecognized net loss	613	475	34	89
Net pension expense	$2,060	$1,950	$379	$373

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended May 28, 2005 and May 29, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

11.    Commitments and Contingencies

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

Other

In June 2000, the Company was sued by the Lemelson Foundation in a complaint which alleges that portions of the technology included in the Company's point-of-sale system infringe upon a patent held by the plaintiffs. The Lemelson Foundation has brought similar suit against a significant number of major U.S. retailers. The amount of damages sought is unspecified and may be material. Management cannot predict the outcome of this litigation or whether it could result in a material adverse effect on the Company's results of operations, financial conditions or cash flows.

The Company is subject from time to time to lawsuits arising in the ordinary course of business. In the opinion of the Company's management, these matters are adequately covered by insurance or, if not so covered are without merit or are of such nature or involve amounts that would not have a material adverse effect on its financial conditions, results of operations or cash flows if decided adversely.

12.    Subsequent Events

In June 2005, the Company called for the early redemption of all of its outstanding $150,000 aggregate principal amount of 11.25% senior notes due July 2008. The 11.25% senior notes will be redeemed on July 15, 2005 at their contractually determined early redemption price of 105.625% of the principal amount, plus accrued interest to the date of redemption. To fund this redemption, the Company plans to use one of or a combination of the following sources of funds: available cash on hand, its accounts receivable securitization agreements or its revolving credit facility. The Company expects to recognize a loss on debt retirement of approximately $9,100 in the second quarter of fiscal 2006 related to this transaction.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen week period ended May 28, 2005 was $33.4 million, compared to $63.7 million for the thirteen week period ended May 29, 2004. Our operating results have been impacted by a decline in revenues, an increase in selling, general and administrative ("SG&A") expenses, an increase in closed store charges and an increase in income tax expense, partially offset by improvements in gross margin rate and a reduction in interest expense. These items are described in further detail in the Results of Operations section below.

Sales Trends.    Our revenue decline for the thirteen weeks ended May 28, 2005 compared to the thirteen weeks ended May 29, 2004 was 0.5%. Factors effecting this decline are discussed more thoroughly in the Results of Operations section of this Item 2. A significant factor negatively impacting our revenue was the continuing penetration of mail order prescription programs, particularly the mandatory mail program that the United Auto Workers implemented between January and June 2004. We are taking steps to address this declining revenue trend by working to increase sales at our existing stores through improved customer service and developing new stores in our strongest markets. However, we expect our revenue results to continue to face significant pressures from the existing competitive environment.

Results Of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004
	(dollars in thousands)
Revenues	$4,221,436	$4,244,357
Revenue (decrease) growth	(0.5)%	4.9%
Same store sales (decrease) growth	(0.3)%	5.3%
Pharmacy sales (decrease) growth	(1.5)%	5.0%
Same store pharmacy sales (decrease) growth	(1.2)%	5.4%
Pharmacy sales as a % of total sales	64.0%	64.6%
Third party sales as a % of total pharmacy sales	93.9%	93.7%
Front-end sales growth	0.9%	4.7%
Same store front-end sales growth	1.4%	5.2%
Front-end sales as a % of total sales	36.0%	35.4%
Store data:
Total stores (beginning of period)	3,356	3,382
New stores	2	—
Closed stores	(5)	(9)
Store acquisitions, net	1	1
Total stores (end of period)	3,354	3,374
Remodeled stores	47	48
Relocated stores	3	3

Revenues

The 0.5% decline in revenue for the thirteen week period ended May 28, 2005, was driven by a decline in pharmacy sales of 1.5%, offset by front-end sales growth of 0.9%. The pharmacy decline is from a same store sales decrease of 1.2% for the thirteen week period ended May 28, 2005. This decrease is driven by an increase in generic sales mix, which sell for less than branded products but have higher margins, lower inflation and a decrease in the number of prescriptions filled. The decrease in the number of prescriptions filled is due primarily to certain third party payors requiring or encouraging customers to use mail order and safety concerns in hormone therapy, psychotherapeutic and antiarthritic prescriptions. Front-end sales growth is from a same store sales increase of 1.4% in the thirteen week period ended May 28, 2005, primarily as a result of improvements in over-the-counter, consumable and food products, partially offset by a decrease in photo and film and seasonal sales and decreased traffic in stores that were negatively impacted by mail order programs.

The 4.9% growth in revenues for the thirteen week period ended May 29, 2004, was driven by pharmacy sales growth of 5.0% and front end sales growth of 4.7%. The pharmacy sales growth is from a same store sales increase of 5.4% for the thirteen week period ended May 29, 2004, due to an increase in price per prescription. This increase was driven by inflation, and a shift in Memorial Day, partially offset by an increase in generic sales mix. Partially offsetting the increase in price per prescription was a slight decrease in the number of prescriptions filled, due primarily to the impact of a weaker cold and flu season, certain third party payors requiring customers to use mail order for certain prescriptions and a reduction in hormone therapy prescriptions. Front-end sales growth is from a same store sales increase of 5.2% in the thirteen week period ended May 29, 2004, primarily as a result of improvement in most core categories, such as over-the-counter items, consumables and vitamins, and improved assortments.

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

Costs and Expenses

	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,140,803	$3,191,456
Gross profit	1,080,633	1,052,901
Gross margin	25.6%	24.8%
Selling, general and administrative expenses	947,453	912,845
Selling, general and administrative expenses as a percentage of revenues	22.4%	21.5%
Store closing and impairment charges (credits)	15,532	(4,595)
Interest expense	70,851	77,801
Gain on sale of assets and investments, net	(538)	(1,918)

Cost of Goods Sold

Gross margin was 25.6% for the thirteen week period ended May 28, 2005, compared to 24.8% for the thirteen week period ended May 29, 2004. Gross margin was positively impacted by strong improvements in pharmacy margin, which was driven by improved generic product mix. Gross margin was also positively impacted by an increase in the ratio of front end sales to total sales, as front-end sales have a higher gross margin than pharmacy sales. Further, gross margin was positively impacted by lower expenses related to product returns and slow moving products and by lower LIFO related charges.

We use the last-in, first out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales include a LIFO provision of $7.6 million for the thirteen week period ended May 28, 2005 versus $10.7 million for the thirteen week period ended May 29, 2004.

Selling, General and Administrative Expenses

SG&A was 22.4% as a percentage of revenues for the thirteen week period ended May 28, 2005 compared to 21.5% for the thirteen week period ended May 29, 2004. The increase in SG&A as a percentage of revenues for the thirteen week period ended May 28, 2005 was due primarily to lower revenues and increases in pharmacy labor, increased benefit expenses, increased advertising expenses and increased repairs and maintenance expense. These increased expenses were partially offset by an increase in favorable litigation settlements.

Store Closing and Impairment Charges

Store closing and impairment (credits) charges consist of:

	Thirteen Week Period Ended
	May 28, 2005	May 29, 2004
	(dollars in thousands)
Impairment charges	$3,457	$829
Store and equipment lease exit charges (credits)	12,075	(5,424)
	$15,532	$(4,595)

Impairment Charges:    Impairment charges include non-cash charges of $3.5 million and $0.8 million in the thirteen week periods ended May 28, 2005 and May 29, 2004, respectively, for the impairment of long-lived assets at 18 and 11 stores, in the respective periods. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and Equipment Lease Exit Charges (Credits):    During the thirteen week periods ended May 28, 2005 and May 29, 2004, we recorded charges for five closed stores and one closed store in the respective periods. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. We recorded a closed store charge of $12.1 million in the thirteen week period ended May 28, 2005, due primarily to the charge recorded to close the five stores noted above and interest accretion. We recorded a net closed store credit of $5.4 million in the thirteen week period ended May 29, 2004, due primarily to the impact of adjustments to the risk-free rate of interest on the provision.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $70.9 million for the thirteen week period ended May 28, 2005, compared to $77.8 million for the thirteen week period ended May 29, 2004. The decrease in interest expense was due to a decrease in outstanding borrowings on and a lower interest rate from our senior secured credit facility. After taking into effect the July 2005 early redemption of our 11.25% senior notes due 2008, and assuming no further changes in our capital structure, we expect interest expense for the remainder of the year to be approximately $204.0 million. The weighted average interest rates, excluding capital leases, on our indebtedness for the thirteen week periods ended May 28, 2005 and May 29, 2004 were 7.5% and 6.8%, respectively.

Income Taxes

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to our remaining net deferred tax assets at least annually at the end of each fiscal year and at such time as events have occurred or are anticipated to occur that may change our most recent assessment. The estimation of required valuation allowances is based on a number of factors including our historical operating performance and our expectation that we can generate sustainable consolidated taxable income for the foreseeable future. As a result of our operating performance in fiscal 2005 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reduced in the fourth quarter of 2005. Should we determine that it is more likely than not that we will realize additional deferred tax assets in the future, an additional adjustment would be required to reduce the existing valuation allowance.

The provision for federal and state and local income taxes for the thirteen week period ended May 28, 2005 is net of the results from the receipt of a federal refund claim of $7.8 million which related to the conclusion in fiscal 2004 of the Internal Revenue Service examination for fiscal years 1996 through 2000. We expect to pay minimal cash taxes for the foreseeable future as we have approximately $2.3 billion of net operating losses available to offset future taxable income.

The provision for income taxes for the thirteen week period ended May 29, 2004 is for state and local income taxes. The federal income tax expense was fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

Liquidity and Capital Resources

General

We have five primary sources of liquidity: (i) cash equivalent investments, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our securitization agreements, (iv) the revolving credit facility under our senior secured credit facility; and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to provide funds for repurchase of our publicly traded debt.

Credit Facility

Our senior secured credit facility consists of a $450.0 million term loan and a $950.0 million revolving credit facility which will mature in September 2009. Borrowings under the senior secured credit facility currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We are required to pay fees of 0.375% per annum on the daily unused amount of the revolving credit facility. Amortization payments of $1.1 million related to the term loan began on November 30, 2004 and will continue on a quarterly basis until May 31, 2009, with a final payment of $428.6 million due August 31, 2009.

Substantially all of our wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior credit facility. Rite Aid Corporation's direct obligations under the senior credit facility are unsecured.

The senior secured credit facility allows for the issuance of up to $700.0 million in additional term loans or additional revolver availability. We may request the additional loans at any time prior to the maturity of the senior secured credit facility, provided we are not in default of any terms of the facility, nor in violation of any of its financial covenants. The senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2009, as described below). We also have the ability to incur an unlimited amount of unsecured debt, if the debt does not mature or require scheduled payments of principal prior to December 31, 2009. We have the ability to incur additional unsecured debt of up to $200.0 million with a scheduled maturity date prior to December 31, 2009. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2009 that can be incurred is $1.8 billion. At May 28, 2005, remaining additional permitted secured subordinated debt under the new senior secured credit facility is $798.0 million in addition to what is available under the revolver; however, other debentures do not permit additional secured subordinated debt if the revolver is fully drawn. Subsequent to May 28, 2005, we called for the early redemption of our 11.25% senior notes due July 2008. Upon completion of this redemption, we will have the ability to incur additional secured subordinated debt of $234.7 million under other debentures in addition to what is available under the revolving credit facility. The senior secured facility also allows for the repurchase of any debt with a maturity on or before September 22, 2009, and for the repurchase of debt with a maturity after September 22, 2009, if we maintain availability on the revolving credit facility of at least $300.0 million.

The senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, mergers and acquisitions and the granting of liens. The senior secured credit facility also requires us to meet certain financial covenant ratios, but only if availability on the revolving credit facility is less than $300.0 million. If availability on the revolving credit facility had been less than $300.0 million, the covenants would have required us to maintain a maximum leverage ratio of 5.60:1 for the twelve months ended May 28, 2005. Subsequent to May 28, 2005, the ratio gradually decreases to 3.20:1 for the twelve months ended August 29, 2009. In addition, if the availability on the revolving credit facility had been less than $300.0 million, we would have been required to maintain a minimum fixed charge ratio of 1.05:1 for the twelve months ended May 28, 2005. Subsequent to May 28, 2005, the ratio gradually increases to 1.25:1 for the twelve months ending August 29, 2009.

The senior secured credit facility provides for customary events of default including nonpayments, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $25.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

Our ability to borrow under the senior credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At May 28, 2005, the term loan was fully drawn and we had no borrowings outstanding under the revolving credit facility. At May 28, 2005, we also had letters of credit outstanding against the revolving credit facility of $112.3 million, which gave us additional borrowing capacity of $837.7 million at May 28, 2005.

Off Balance Sheet Obligations

We maintain receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables, and for the SPE to borrow the funds secured by these receivables of up to $400.0 million. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. At May 28, 2005, proceeds from the sale of receivables to the SPE totaled $150.0 million. At May 28, 2005, we retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $402.1 million, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

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

As of May 28, 2005, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above. Our contractual cash obligations and commitments, which consist primarily of debt, capital and operating leases, open purchase orders, lease guarantees and outstanding letters of credit have not changed materially from the amounts disclosed in our Fiscal 2005 10-K.

Sale Leaseback Transaction

On May 9, 2005, we sold the land and buildings on 9 owned stores to an independent third party. Proceeds from the sale were $24.1 million. We entered into an agreement to lease the stores back from the purchaser over a minimum lease term of 20 years. We are accounting for 7 of the leases as operating leases. A gain related to sale of the 7 stores of $3.8 million has been deferred and is being recorded over the minimum lease term. We are accounting for the remaining 2 leases as capital leases, as the lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. We have recorded capital lease obligations of $5.4 million related to these leases.

Other

In June 2005, we called for the early redemption of all of our outstanding $150.0 million aggregate principal amount of our 11.25% senior notes due July 2008. The 11.25% senior notes will be redeemed on July 15 at their contractually determined early redemption price of 105.625% of the principal amount, plus accrued interest. To fund this redemption, we plan to use one of or a combination of the following sources of funds: available cash on hand, our accounts receivable securitization agreements or our revolving credit facility.

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2006, excluding the early redemption described above, and the succeeding four fiscal years are as follows: 2006-$42.9 million, 2007-$576.7 million, 2008-$5.1 million, 2009-$304.8 million, 2010-$429.9 million, and $1,613.0 million in 2011 and thereafter. At May 28, 2005 we were in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $172.8 million of cash in the thirteen week period ended May 28, 2005 and provided $216.6 million of cash in the thirteen week period ended May 29, 2004. Operating cash flow for the thirteen week period ended May 28, 2005 was provided by net income of $33.4 million, net income tax refunds of $5.9 million, increases in accounts payables and decreases in accounts receivable, which offset $43.5 million in interest payments and increases in inventory. Operating cash flow for the thirteen week period ended May 29, 2004 was provided through net income of $63.7 million, income tax refunds of $36.0 million, increases in accounts payable and decreases in accounts receivable, which offset $52.2 million in interest payments and increases in inventory.

Cash used in investing activities was $22.1 million for the thirteen week period ended May 28, 2005 due to expenditures for property, plant and equipment and intangible assets, offset by proceeds from sale-leaseback transaction and proceeds from asset dispositions. Cash used in investing activities was $38.3 million for the thirteen week period ended May 29, 2004 due to expenditures for property, plant and equipment and intangible assets, offset by proceeds from asset dispositions.

Cash used in financing activities was $178.5 million for the thirteen week period ended May 28, 2005 due to the impact of scheduled debt payments, the change in zero balance cash accounts and preferred stock cash dividend payments. Cash used in financing activities was $12.8 million for the thirteen week period ended May 29, 2004, due to the impact of scheduled debt payments and the change in zero balance cash accounts.

Capital Expenditures

During the thirteen week period ended May 28, 2005, we spent $49.7 million on capital expenditures, consisting of $28.0 million related to new store construction, store relocation and store remodel projects, $13.7 million related to technology enhancements, improvements to distribution centers and other corporate requirements and $8.0 million related to the purchase of prescription files from independent pharmacists. We plan to make total capital expenditures of approximately $350 to $400 million during fiscal 2006. These expenditures consist of approximately $235 to $250 million related to new store construction, store relocation and store remodel projects, $80 to $110 million dedicated to technology enhancements, improvements to distribution centers and other corporate requirements, and $35 to $40 million dedicated to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations and proceeds from sale-leaseback transactions.

During the thirteen week period ended May 29, 2004, we spent $41.8 million on capital expenditures, consisting of $19.4 million related to new store construction, store relocation and other store construction projects and $22.4 million related to other store improvement activities and the purchase of prescription files from independent pharmacists.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with cash equivalent investments, sales of accounts receivable under our securitization agreements and available borrowing under the senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2006. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Shared-Based Payment". This Standard requires companies to account for share-based payments to associates using the fair value method of expense recognition. This standard is required to be adopted as of the first fiscal year beginning after June 15, 2005. We have not yet adopted SFAS No. 123R. However, as we have adopted the fair value recognition provisions of SFAS No. 123, we do not expect the adoption of SFAS No. 123R to have a material impact on our financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143". FIN 47 required an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. We have not quantified the impact of adopting FIN 47, but do not expect the adoption to have a material impact on our financial position or results of operations.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and "—Factors Affecting our Future Prospects" included in our Fiscal 2005 10-K.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The major market risk exposure is changing interest rates. Increases in interest rates would increase our interest expense. Since the end of fiscal 2005, our primary risk exposure has not changed. We enter into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. Our policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 28, 2005.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at May 28, 2005
	(dollars in thousands)
Long-term debt, including current portion
Fixed rate	$38,418	$572,201	$632	$300,329	$119	$1,612,952	$2,524,651	$2,350,198
Average interest rate	6.02%	7.48%	8.00%	8.69%	8.00%	7.65%	8.01%
Variable rate	4,500	4,500	4,500	4,500	429,750	—	447,750	447,750
Average interest rate	4.83%	4.83%	4.83%	4.83%	4.83%	0.0%	4.83%

As of May 28, 2005, 15.1% of our total debt is subject to fluctuations in variable interest rates.

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

ITEM 4.    Controls and Procedures

(a) Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately, and on a timely basis and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes In Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the thirteen week period ended May 28, 2005.

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits

(a)    The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.5	8% Series F Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.1 to Form 8-K, filed on February 2, 2005
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.9	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Debentures due 2027, 7.625% Senior Notes due 2005 and 6.875% Senior Debentures due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70%
	Notes due 2001, 7.125% Notes due 2007, 7.70% Debentures due 2027, 7.625% Senior Notes due 2005 and 6.875% Senior Debentures due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee,
	related to the Company's 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Senior Debentures due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Senior Debentures due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of June 27, 2001 between Rite Aid Corporation, as issuer and BNY Midwest Trust Company, as trustee, related to the Company's 11¼% Senior Notes due 2008	Exhibit 4.8 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.7	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.8	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, Related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003

Exhibit Numbers	Description	Incorporation By Reference To
4.9	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.10	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.11	Indenture, dated as of January 11, 2005, among the Company, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as Trustee, related to the Company's 7.5% Senior Secured Notes due January 15, 2005	Exhibit 99.2 to Form 8-K, filed on January 13, 2005
11	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as adopted persuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 30, 2005	RITE AID CORPORATION
By: /s/ ROBERT B. SARI
Robert B. Sari Senior Vice President and General Counsel
Date: June 30, 2005	By: /s/ JOHN T. STANDLEY
John T. Standley Senior Executive Vice President, Chief Administrative Officer, and Chief Financial Officer