Form 10-Q
period 2005-08-27
RITE AID CORP
filed 2005-10-03
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

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

Registrant's telephone number, including area code: (717) 761-2633.

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

The registrant had 525,166,421 shares of its $1.00 par value common stock outstanding as of September 28, 2005.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	August 27, 2005	February 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$90,094	$162,821
Accounts receivable, net	337,399	483,455
Inventories, net	2,363,225	2,310,153
Prepaid expenses and other current assets	60,697	50,325
Total current assets	2,851,415	3,006,754
Property, plant and equipment, net	1,675,986	1,733,694
Goodwill	684,535	684,535
Other intangibles, net	184,403	179,480
Other assets	309,544	328,120
Total assets	$5,705,883	$5,932,583
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$52,259	$223,815
Accounts payable	801,753	757,571
Accrued salaries, wages and other current liabilities	688,130	690,351
Total current liabilities	1,542,142	1,671,737
Convertible notes	248,250	247,500
Long-term debt, less current maturities	2,564,882	2,680,998
Lease financing obligations, less current maturities	165,127	159,023
Other noncurrent liabilities	836,070	850,391
Total liabilities	5,356,471	5,609,649
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock – series E, par value $1 per share, liquidation preference $50 per share	120,000	120,000
Preferred stock – series F, par value $1 per share, liquidation preference $100 per share	—	113,081
Preferred stock – series G, par value $1 per share, liquidation preference $100 per share	117,074	113,081
Preferred stock – series H, par value $1 per share, liquidation preference $100 per share	116,499	113,081
Preferred stock – series I, par value $1 per share, liquidation preference $25 per share	110,739	—
Common stock, par value $1 per share	525,083	520,438
Additional paid-in capital	3,112,198	3,121,404
Accumulated deficit	(3,730,176)	(3,756,146)
Accumulated other comprehensive loss	(22,005)	(22,005)
Total stockholders' equity	349,412	322,934
Total liabilities and stockholders' equity	$5,705,883	$5,932,583

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	August 27, 2005	August 28, 2004
Revenues	$4,132,523	$4,123,906
Costs and expenses:
Cost of goods sold, including occupancy costs	3,117,738	3,098,211
Selling, general and administrative expenses	935,688	926,153
Store closing and impairment charges	8,121	13,461
Interest expense	67,513	76,519
Loss (gain) on debt modifications and retirements, net	9,186	(791)
Gain on sale of assets and investments, net	(1,955)	(254)
	4,136,291	4,113,299
(Loss) income before income taxes	(3,768)	10,607
Income tax (benefit) expense	(2,197)	728
Net (loss) income	$(1,571)	$9,879
Computation of (loss) income applicable to common stockholders:
Net (loss) income	$(1,571)	$9,879
Premium to redeem preferred stock	(5,883)	—
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(9,617)	(8,523)
(Loss) income attributable to common stockholders-basic and diluted	$(17,096)	$1,331
Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.03)	$0.00
Diluted (loss) income per share	$(0.03)	$0.00

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Twenty-Six Week Period Ended
	August 27, 2005	August 28, 2004
Revenues	$8,353,959	$8,368,263
Costs and expenses:
Cost of goods sold, including occupancy costs	6,258,541	6,289,667
Selling, general and administrative expenses	1,883,141	1,838,998
Store closing and impairment charges	23,653	8,866
Interest expense	138,364	154,320
Loss (gain) on debt modifications and retirements, net	9,186	(791)
Gain on sale of assets and investments, net	(2,493)	(2,172)
	8,310,392	8,288,888
Income before income taxes	43,567	79,375
Income tax expense	11,714	5,777
Net income	$31,853	$73,598
Computation of income applicable to common stockholders:
Net income	$31,853	$73,598
Premium to redeem preferred stock	(5,883)	—
Accretion of redeemable preferred stock	(51)	(51)
Cumulative preferred stock dividends	(17,766)	(16,879)
Income attributable to common stockholders-basic and diluted	$8,153	$56,668
Basic and diluted income per share:
Basic income per share	$0.02	$0.11
Diluted income per share	$0.02	$0.11

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Twenty-Six Week Period Ended
	August 27, 2005	August 28, 2004
Operating activities:
Net income	$31,853	$73,598
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	121,626	125,247
Stock-based compensation expense	9,166	9,105
Store closing and impairment charges	23,653	8,866
Loss (gain) on debt modifications and retirements, net	9,186	(791)
Gain on sale of assets and investments, net	(2,493)	(2,172)
Net proceeds from accounts receivable securitization	140,000	—
Provision (benefit) for deferred income taxes	14,835	(2,198)
Changes in income tax receivables and payables	643	40,540
Changes in operating assets and liabilities	(34,583)	(19,707)
Net cash provided by operating activities	313,886	232,488
Investing activities:
Expenditures for property, plant and equipment	(93,745)	(75,828)
Intangible assets acquired	(23,330)	(12,720)
Proceeds from sale-leaseback transactions	47,902	—
Proceeds from dispositions	13,062	4,116
Net cash used in investing activities	(56,111)	(84,432)
Financing activities:
Principal payments on long-term debt	(334,008)	(74,157)
Principal payments on senior secured credit facility	(2,250)	(2,875)
Proceeds from borrowings on the senior secured credit facility	34,000	—
Change in zero balance cash accounts	(19,670)	(1,858)
Proceeds from financing secured by owned property	5,352	—
Proceeds from the issuance of preferred stock	111,550	—
Payments for the redemption of preferred stock	(123,533)	—
Payments for preferred stock dividends	(5,786)	—
Proceeds from issuance of common stock	4,110	2,964
Deferred financing costs paid	(267)	—
Net cash used in financing activities	(330,502)	(75,926)
(Decrease) increase in cash and cash equivalents	(72,727)	72,130
Cash and cash equivalents, beginning of period	162,821	334,755
Cash and cash equivalents, end of period	$90,094	$406,885
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $293 and $70, respectively)	$135,729	$143,927
Cash refunds of income taxes, net	$3,535	$31,763
Equipment financed under capital leases	$2,400	$10,191

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 27, 2005 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2005 Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

2.    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." This Standard requires companies to account for share-based payments to associates using the fair value method of expense recognition. This standard is required to be adopted as of the first fiscal year beginning after June 15, 2005. The Company has not yet adopted SFAS No. 123R. However, as the Company has adopted the fair value recognition provisions of SFAS No. 123, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143". FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The Company does not expect the adoption of FIN 47 to have a material impact on its financial position or results of operations.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 05-6, "Determining the Amortization Period for Leasehold Improvements". EITF 05-6 states that the amortization period that is to be used for a leasehold improvement that is purchased after the inception of a lease should be the lesser of the useful life of the acquired leasehold improvement or a period that reflects renewals that are reasonably assured upon the purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. The Company currently follows the guidance set forth in EITF 05-6, and therefore the adoption of EITF 05-6 will not have an impact on its financial position or results of operations.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

3.    (Loss) Income Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted (loss) income per share computation:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Numerator for (loss) income per share:
Net (loss) income	$(1,571)	$9,879	$31,853	$73,598
Premium to redeem preferred stock	(5,883)	—	(5,883)	—
Accretion of redeemable preferred stock	(25)	(25)	(51)	(51)
Cumulative preferred stock dividends	(9,617)	(8,523)	(17,766)	(16,879)
(Loss) income attributable to common stockholders – basic	$(17,096)	$1,331	$8,153	$56,668
Denominator:
Basic weighted average shares	523,789	517,589	522,270	517,213
Outstanding options	—	16,285	9,923	17,483
Convertible preferred stock – Series I	—	—	694	—
Diluted weighted average shares	523,789	533,874	532,887	534,696
Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.03)	$0.00	$0.02	$0.11
Diluted (loss) income per share	$(0.03)	$0.00	$0.02	$0.11

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted (loss) income per share:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Stock options	68,408	17,463	17,684	17,327
Convertible preferred stock	95,215	79,033	94,521	79,033
Convertible debt	38,462	38,462	38,462	38,462
	202,085	134,958	150,667	134,822

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

4.    Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Impairment charges	$3,347	$70	$6,804	$899
Store and equipment lease exit charges	4,774	13,391	16,849	7,967
	$8,121	$13,461	$23,653	$8,866

Impairment charges

Impairment charges include non-cash charges of $3,347 and $70 for the thirteen week periods ended August 27, 2005 and August 28, 2004, respectively, for the impairment of long-lived assets at 16 and 11 stores, respectively. Impairment charges include non-cash charges of $6,804 and $899 for the twenty-six week periods ended August 27, 2005 and August 28, 2004, respectively, for the impairment of long-lived assets at 34 and 22 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and equipment lease exit charges

During the thirteen week periods ended August 27, 2005 and August 28, 2004, the Company recorded charges for 7 stores and 5 stores, respectively. During the twenty-six week periods ended August 27, 2005 and August 28, 2004, the Company recorded charges for 12 and 6 stores, respectively. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The amounts of the closed store charges that relate to new closures, changes in assumptions, and interest accretion are presented in the following table.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The reserve for store and equipment lease exit costs includes the following activity:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Balance – beginning of period	$223,880	$238,029	$220,903	$254,361
Provision for present value of noncancellable lease payments of stores closed	2,929	8,459	10,904	11,990
Changes in assumptions about future sublease income, terminations and changes in interest rates	(24)	4,563	1,908	(6,410)
Reversals of reserves for stores that management has determined will remain open	(271)	(1,279)	(271)	(1,279)
Interest accretion	2,140	2,119	4,333	4,145
Cash payments, net of sublease income	(8,702)	(10,557)	(17,825)	(21,473)
Balance — end of period	$219,952	$241,334	$219,952	$241,334

The Company's revenues and income from operations for the thirteen and twenty-six week periods ended August 27, 2005 and August 28, 2004 include results from stores that have been closed as of August 27, 2005. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Revenues	$10,222	$36,166	$27,238	$78,764
Loss from operations	2,635	2,361	4,913	4,450

Included in these stores' loss from operations for the thirteen weeks ended August 27, 2005 and August 28, 2004, are depreciation and amortization charges of $62 and $351 and closed store liquidation charges of $1,959 and $1,709, respectively. Included in these stores' loss from operations for the twenty-six weeks ended August 27, 2005 and August 28, 2004, are depreciation and amortization charges of $194 and $756 and closed store liquidation charges of $3,605 and $3,395, respectively. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

5.    Accounts Receivable

The Company maintains securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, the Company sells substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company's affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables, and for the SPE to borrow funds secured by these receivables of up to $400,000. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

dilution. Adjustments to this amount can occur on a weekly basis. At August 27, 2005, proceeds from the sale of receivables to the SPE totaled $290,000. The average daily proceeds from the sale of receivables during the thirteen and twenty-six week periods ended August 27, 2005 was $208,462 and $183,187, respectively. Receivables sold to the SPE for the thirteen and twenty-six week periods ended August 27, 2005 were $1,935,518 and $3,942,626 respectively. Collections reinvested in securitizations amounted to $1,937,944 and $3,969,386 for the thirteen and twenty-six week periods ended August 27, 2005. At August 27, 2005, the Company retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $220,562, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value. The securitization agreements were not in place during the twenty-six week period ended August 28, 2004.

The Company must pay an ongoing program fee of approximately LIBOR plus 1.125% on the amount sold to the SPE under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen and twenty-six week periods ended August 27, 2005 were $2,543 and $4,378 respectively. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, but does not guarantee the collectibility of the receivables and obligor creditworthiness.

The vehicles that make loans to the SPE have a commitment to purchase that ends September 2006 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, the Company has access to a backstop credit facility, which is backed by the entities that make loans to the SPE's. The backstop facility is committed through September 2007.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to fund overdraws on the facility and to pay trustee fees. The remaining collections are swept to the Company's corporate concentration account. At August 27, 2005, the Company has $1,594 of cash that is restricted for the payment of program and trustee fees.

The Company has concluded that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, the Company has concluded that consolidation is not appropriate in accordance with FIN 46R, "Consolidation of Variable Interest Entities."

6.    Sale Leaseback Transactions

During the twenty-six week period ended August 27, 2005, the Company sold the land and buildings on a total of 19 owned stores to independent third parties. Net proceeds from these sales were approximately $53,300. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company is accounting for 17 of these leases as operating leases. A gain on the sale of these stores of approximately $12,700 has been deferred and is being recorded over the minimum term of these leases. The Company is accounting for the remaining 2 leases as capital leases, as the lease agreements contain a clause that allows the buyer to force the Company to repurchase the properties under certain conditions. The Company has recorded capital lease obligations of approximately $5,400 related to these leases. Future scheduled minimum lease payments under these leases for the remainder of fiscal 2006 and the succeeding four fiscal years are as follows: 2006 – $2,189; 2007 – $4,378; 2008 – $4,378; 2009 – $4,378; 2010 – $4,378 and $71,431 in 2011 and thereafter.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

7.    Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis, at the end of its fiscal year. Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of August 27, 2005 and February 26, 2005.

	August 27, 2005			February 26, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Favorable leases and other	$309,783	$(195,787)	18 years	$311,635	$(191,482)	20 years
Prescription files	387,479	(317,072)	12 years	369,425	(310,098)	13 years
Total	$697,262	$(512,859)		$681,060	$(501,580)

Amortization expense for these intangible assets was $7,811 and $15,034 for the thirteen and twenty-six weeks ended August 27, 2005. Amortization expense for these intangible assets was $7,312 and $13,596 for the thirteen and twenty-six weeks ended August 28, 2004. The anticipated annual amortization expense for these intangible assets is 2006 – $30,333; 2007 – $29,446; 2008 – $27,053; 2009 – $24,097; and 2010 – $19,956.

8.    Income Taxes

The Company recorded an income tax benefit of $2,197 and income tax expense of $11,714 for the thirteen and twenty-six week periods ended August 27, 2005 and income tax expense of $728 and $5,777 for the thirteen and twenty-six week periods ended August 28, 2004.

The provision for federal and state and local income taxes for the twenty-six week period ended August 27, 2005 is net of the results from the receipt of a federal refund claim of $7,848 which related to the fiscal 2004 conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000.

The provision for income taxes for the twenty-six week period ended August 28, 2004 is for state and local income taxes. The federal income tax expense was fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the remaining net deferred tax assets at least annually at the end of each fiscal year and at such time as events have occurred or are anticipated to occur that may change the most recent assessment. The estimation of required valuation allowances is based on a number of factors including the Company's historical operating performance and its expectation that it can generate sustainable consolidated taxable income for the foreseeable future. As a result of the Company's operating performance in fiscal 2005 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reduced in the fourth quarter of 2005. The Company continues to maintain a valuation allowance against remaining net deferred tax assets.

The Company has undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

9.    Indebtedness and Credit Agreements

    General

Following is a summary of indebtedness and lease financing obligations at August 27, 2005 and February 26, 2005:

	August 27, 2005	February 26, 2005
Secured Debt:
Senior secured credit facility term loan due September 2009	$446,625	$448,875
SCF Revolver draws due September 2009	34,000	—
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $1,819 and $2,599)	140,206	139,426
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $3,167 and $3,501)	356,833	356,499
9.5% senior secured notes due February 2011	300,000	300,000
7.5% senior secured notes due January 2015	200,000	200,000
Other	2,182	2,338
	1,479,846	1,447,138
Lease Financing Obligations	174,389	168,285
Unsecured Debt:
7.625% senior notes due April 2005	—	170,500
6.0% fixed-rate senior notes due December 2005	38,047	38,047
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $1,750 and $2,500)	248,250	247,500
7.125% notes due January 2007	184,074	184,074
11.25% senior notes due July 2008	—	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,861 and $1,981)	148,139	148,019
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	1,376,283	1,695,913
Total debt	3,030,518	3,311,336
Current maturities of long-term debt and lease financing obligations	(52,259)	(223,815)
Long-term debt, convertible notes and lease financing obligations, less current maturities	$2,978,259	$3,087,521

Credit Facility

As of August 27, 2005, the existing senior secured credit facility consisted of a $446,625 term loan and $34,000 outstanding under a $950,000 revolving credit facility. On September 30, 2005, the Company amended its senior secured credit facility. In connection with the amendment, the Company increased the amount of borrowing capacity under the revolving credit facility, which was used, in part, to pay off the

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

term loan portion of the existing senior secured credit facility. After closing on September 30, 2005, the amount outstanding on the revolver was $477,000. The amended senior secured credit facility consists solely of a $1,750,000 revolving credit facility. Borrowings under the amended senior secured credit facility currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate depending upon the amount of revolver availability, as specified in the amended senior secured credit facility. The Company is required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. Full amounts drawn on the amended revolving credit facility become due and payable in September 2010.

The amended senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the amended senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). The Company also has the ability to incur an unlimited amount of unsecured debt, if the debt does not mature or require scheduled payments of principal prior to December 31, 2010. The Company has the ability to incur additional unsecured debt of up to $750,000 with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1,800,000. At September 30, 2005, remaining additional permitted secured subordinated debt under the amended senior secured credit facility was $797,975 in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The amended senior secured facility also allows for the repurchase of any debt with a maturity on or before September 2010, and for the repurchase of debt with a maturity after September 2010, if the Company maintains availability on the revolving credit facility of at least $100,000.

The amended senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, mergers and acquisitions and the granting of liens. The amended senior secured credit facility also requires the Company to maintain a minimum fixed charge coverage ratio, but only if availability on the revolving credit facility is less than $100,000.

The amended senior secured credit facility provides for customary events of default including nonpayments, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $50,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

The Company's ability to borrow under the amended senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At September 30, 2005, the Company had $477,000 of borrowings outstanding under the revolving credit facility. At September 30, 2005, the Company also had letters of credit outstanding against the revolving credit facility of $112,135, which gave the Company additional borrowing capacity of $1,160,865.

Other Transactions

On July 15, 2005, the Company completed the early redemption of all of its outstanding $150,000 aggregate principal amount of 11.25% notes due July 2008 at their contractually determined early redemption price of 105.625%. The Company funded this redemption with borrowings under its receivable securitization agreements. The Company recorded a loss on debt modification of $9,186 related to this transaction.

On April 15, 2005 the Company paid at maturity the remaining outstanding principal amount of $170,500 of its 7.625% senior notes due April 2005.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

During the twenty-six week period ended August 28, 2004, the Company made open market purchases of the following securities (in thousands):

Debt Re-purchased	Principal Amount Re-purchased	Amount Paid	Gain/ (loss)
7.625% notes due 2005	$27,500	$28,275	$(795)
7.125% notes due 2007	26,000	26,548	(605)
6.875% fixed rate senior notes due 2028	12,000	9,660	2,191
Total	$65,500	$64,483	$791

Other

After taking into effect the amendment of the senior secured credit facility described above, the aggregate annual principal payments of long-term debt as of September 30, 2005 for the remainder of fiscal 2006 and the succeeding four fiscal years are as follows: 2006 – $38,279; 2007 – $573,221; 2008 – $632; 2009 – $150,329; 2010 – $120; and $2,090,250 in 2011 and thereafter. At August 27, 2005 and September 30, 2005, the Company was in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things, the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. Rite Aid Corporation's direct obligations under the senior secured credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011, the 8.125% senior secured notes due 2010 and the 7.5% senior secured notes dues 2015 are guaranteed by substantially all of the Company's wholly-owned subsidiaries and are secured on a second priority basis by the same collateral as the senior secured credit facility.

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

10.    Preferred Stock Transactions

During the thirteen week period ended August 27, 2005, the Company issued 4,600 shares of Series I Mandatory Convertible Preferred Stock ("Series I preferred stock") at an offering price of $25 per share. Dividends on the Series I preferred stock are $1.38 per share per year, and are due and payable on a quarterly basis beginning on November 1, 2005. The dividends are payable in either cash or common stock of the Company or a combination of both at the Company's election. The Series I preferred stock will automatically convert into common stock on November 17, 2008 at a rate that is dependent upon the adjusted applicable market value of the Company's common stock (as defined in the Series I Certificate of Designations). If the adjusted applicable market value of the Company's common stock is $5.30 per share or higher at the conversion date, then the Series I preferred stock is convertible at a rate of 4.7134 shares of the Company's common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of the Company's common stock is less than or equal to $4.42 per share

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

at the conversion date, then the Series I preferred stock is convertible at a rate of 5.6561 shares of the Company's common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of the Company's common stock is between $4.42 per share and $5.30 per share at the conversion date, then the Series I preferred stock is convertible into common stock at a rate that is between 4.7134 and 5.6561 per share. The holder may convert shares of the Series I preferred stock into common stock at any time prior to the mandatory conversion date at the rate of 4.7134 per share. The Series I preferred stock is also convertible at the Company's option, but only if the adjusted applicable market value of the Company's common stock exceeds $9.55. If the Company is subject to a cash acquisition (as defined in the Certificate of Designations) prior to the mandatory conversion date, the holder may elect to convert the shares of Series I preferred stock into shares of common stock using a conversion rate set forth in the Certificate of Designations. The holder will also receive a payment equal to the present value of all scheduled dividends through the mandatory conversion date.

Proceeds from the issuance of the Series I preferred stock, along with borrowings under the revolver, were used to redeem all of the Company's shares of its Series F preferred stock, at 105% of the liquidation preference of $100 per share. The Company paid a premium to redeem the Series F preferred stock of $5,883, which was recorded as an increase in the accumulated deficit. This premium reduces net income available to common stockholders for the thirteen and twenty-six week periods ended August 27, 2005. The Company's Series F preferred stock was held by Green Equity Investors, III, L.P., a related party of the Company.

11.    Retirement Plans

Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 27, 2005 and August 28, 2004, respectively, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Service cost	$687	$711	$19	$18	$1,374	$1,421	$38	$35
Interest cost	1,176	1,200	304	246	2,352	2,400	609	492
Expected return on plan assets	(539)	(611)	—	—	(1,078)	(1,221)	—	—
Amortization of unrecognized net transition obligation	—	—	21	22	—	—	42	43
Amortization of unrecognized prior service cost	123	175	—	—	246	350	—	—
Amortization of unrecognized net loss	613	475	34	89	1,226	950	68	178
Net pension expense	$2,060	$1,950	$378	$375	$4,120	$3,900	$757	$748

12.    Commitments And Contingencies

Federal Investigation

There are currently pending federal governmental investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. The

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 27, 2005 and August 28, 2004
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

13.    Subsequent Events

On August 29, 2005, Hurricane Katrina made landfall in Louisiana and proceeded to move into Mississippi and Alabama, causing one of the worst natural disasters in the history of the United States. As of September 30, 2005, the Company was still assessing damages and losses and had 24 stores still closed due to the hurricane. The Company maintains insurance coverage for inventory and property damage and also maintains business interruption insurance coverage. The Company does not believe that the damages and losses, net of insurance claim settlement proceeds, will have a material impact on the Company's financial position or results of operations for the remainder of fiscal 2006.

On September 24, 2005, Hurricane Rita made landfall in Texas. Hurricane Rita had a minimal impact on the Company's store base and will not have a material impact on the Company's financial position or results of operations.

On September 21, 2005, upon receiving notice from the underwriters exercising their option to purchase additional shares, the Company issued an additional 220 shares of its Series I preferred stock at a price of $25 per share. The net proceeds of $5,335 will be recorded in equity in the thirteen week period ending November 26, 2005.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net loss for the thirteen week period ended August 27, 2005 was $1.6 million. Net income for the thirteen week period ended August 28, 2004 was $9.9 million. Our operating results for the thirteen week period ended August 27, 2005 were impacted by a decline in gross profit and margin and an increase in selling, general and administrative expenses ("SG&A"). The impact of these items was partially offset by a decrease in store closing and impairment charges and interest expense. These items are discussed in more detail in the Results of Operations section below. Our operating results were also impacted by a charge of $9.2 million that was recorded in connection with the early redemption of our 11.25% senior notes due July 2008. This item is discussed in more detail in the Liquidity and Capital Resources section below.

Net income for the twenty-six week periods ended August 27, 2005 and August 28, 2005 was $31.9 million and $73.6 million, respectively. Our operating results for the twenty-six week period ended August 27, 2005 were impacted by a decline in revenues, an increase in SG&A and an increase in store closing and impairment charges. The impact of these items was partially offset by a decrease in interest expense. These items are discussed in more detail in the Results of Operations section below. Our operating results were also impacted by a charge of $9.2 million that was recorded in connection with the early redemption of our 11.25% senior notes due July 2008. This item is discussed in more detail in the Liquidity and Capital Resources section below.

Sales Trends:    Our revenue decline for the twenty-six weeks ended August 27, 2005 compared to the twenty-six weeks ended August 28, 2004 was 0.2%. Factors affecting this decline are discussed more thoroughly in the Results of Operations section of this Item 2. Significant factors negatively impacting our revenue were customer concerns over the safety of certain categories of drugs and the continuing penetration of mail order prescription programs, particularly the mandatory mail program that the United Auto Workers implemented between January and June 2004. We are taking steps to address this declining revenue trend by working to increase sales at our existing stores through improved customer service and relocating and developing new stores in our strongest markets. These initiatives contributed to a 0.2% revenue increase in the thirteen week period ended August 27, 2005 compared to the thirteen week period ended August 28, 2004. However, we expect our revenue results to continue to face significant pressures from the existing competitive environment.

On August 29, 2005, Hurricane Katrina made landfall in Louisiana and proceeded to move into Mississippi and Alabama, causing one of the worst natural disasters in the history of the United States. As of September 30, 2005, we are still assessing damages and losses and had 24 stores still closed due to the hurricane. We maintain insurance coverage for inventory and property damage and also maintain business interruption insurance coverage. We do not believe that the damages and losses, net of insurance claim settlement proceeds will have a material impact on our financial position or results of operations for the remainder of fiscal 2006. We also do not expect Hurricane Katrina to have a significant impact on our sales for the remainder of fiscal 2006.

On September 24, 2005, Hurricane Rita made landfall in Texas. Hurricane Rita had a minimal impact on our store base and will not have a material impact on our financial position or results of operations.

Results Of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six week Period Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
	(dollars in thousands)
Revenues	$4,132,523	$4,123,906	$8,353,959	$8,368,263
Revenue growth (decline)	0.2%	1.8%	(0.2)%	3.3%
Same store sales growth	0.5%	2.0%	0.1%	3.7%
Pharmacy sales (decline) growth	(1.1)%	1.8%	(1.3)%	3.4%
Same store pharmacy sales (decline) growth	(0.8)%	2.1%	(1.0)%	3.8%
Pharmacy sales as a % of total sales	63.0%	63.9%	63.5%	64.2%
Third party sales as a % of total pharmacy sales	93.9%	93.3%	93.9%	93.5%
Front-end sales growth	2.4%	1.4%	1.7%	3.0%
Same store front-end sales growth	3.0%	1.8%	2.2%	3.5%
Front-end sales as a % of total sales	37.0%	36.1%	36.5%	35.8%
Store data:
Total stores (beginning of period)	3,354	3,374	3,356	3,382
New stores	—	1	2	1
Closed stores	(11)	(7)	(16)	(16)
Store acquisitions, net	2	2	3	3
Total stores (end of period)	3,345	3,370	3,345	3,370
Relocated stores	9	2	12	5
Remodeled stores.	60	57	107	105

Revenues

Revenue growth was 0.2% for the thirteen week period ended August 27, 2005. Revenues declined by 0.2% for the twenty-six week period ended August 27, 2005. Pharmacy sales declined by 1.1% and by 1.3% in the thirteen and twenty-six week periods ended August 27, 2005, while front-end sales grew by 2.4% in the thirteen week period ending August 27, 2005 and by 1.7% in the twenty-six week period ending August 27, 2005.

Pharmacy same store sales decreased 0.8% and 1.0% for the thirteen and twenty-six week periods ended August 27, 2005. The decrease is driven by an increase in the generic sales mix, which sell for less than branded products but have higher margins, lower inflation and a decrease in the number of prescriptions filled. The decrease in the number of prescriptions filled is due primarily to certain third party payors requiring or encouraging customers to use mail order and safety concerns in antiarthritic, psychotherapeutic and hormone therapy prescriptions.

Front-end same store sales increased 3.0% and 2.2% for the thirteen and twenty-six week periods ended August 27, 2005, respectively, primarily as a result of improvement in our consumable and food categories partially offset by a decrease in one-hour photo sales.

The 1.8% and 3.3% growth in revenues for the thirteen and twenty-six week periods ended August 28, 2004 were driven by pharmacy sales growth of 1.8% and 3.4%, respectively and front-end sales growth of 1.4% and 3.0%, respectively. The pharmacy sales growth is from a same store sales increase of 2.1% and 3.8% for the thirteen and twenty-six week periods ended August 28, 2004 respectively, due to an increase in price per prescription. These increases were driven by inflation, partially offset by an increase in generic sales mix and lower reimbursement rates. A shift in the Memorial Day holiday had a negative impact on the same store sales increases for the thirteen week period ended August 28, 2004. Partially offsetting the increase in price per prescription was a decrease in the number of prescriptions filled in the thirteen and twenty-six week periods ended August 28, 2004 compared to the prior year. This reduction is due primarily to certain third party payors requiring or encouraging customers to use mail order, a reduction in hormone therapy prescriptions, the movement of certain prescription drugs to over-the-counter and the impact of a weaker cold and flu season in the beginning of the fiscal year. Front-end sales growth is from a same store sales increase of 1.8% and 3.5% in the thirteen and twenty-six week periods ended August 28, 2004. These increases were a result of our improvement in most core categories, such as over-the-counter items and consumables, and improved assortments, partially offset by a decrease in one-hour-photo sales.

Pharmacy and front-end same store sale increases in the thirteen and twenty-six week periods ended August 28, 2004 benefited from increased business in our Southern California stores, driven by the migration of customers impacted by a union strike at several grocery store chains. The union strike ended in March 2004.

We include in same store sales all stores that have been open at least one year. Relocated stores are not included in same store sales. Stores in liquidation are considered closed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-six Week Period Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,117,738	$3,098,211	$6,258,541	$6,289,667
Gross profit	1,014,785	1,025,695	2,095,418	2,078,596
Gross margin	24.6%	24.9%	25.1%	24.8%
Selling, general and administrative expenses	935,688	926,153	1,883,141	1,838,998
Selling, general and administrative expenses as a percentage of revenues	22.6%	22.5%	22.5%	22.0%
Store closing and impairment charges	8,121	13,461	23,653	8,866
Interest expense	67,513	76,519	138,364	154,320
Loss (gain) on debt and lease conversions and modifications and retirements, net	9,186	(791)	9,186	(791)
Gain on sale of assets and investments, net	(1,955)	(254)	(2,493)	(2,172)

Cost of Goods Sold

Gross margin was 24.6% for the thirteen week period ended August 27, 2005 compared to 24.9% for the thirteen week period ended August 28, 2004. The decline in gross margin was driven by an increase in LIFO charges, due to increases in estimated inflation and increased occupancy expense caused by additional rent on owned stores that have been sold and leased back. Pharmacy gross margins continued to improve due to improved generic mix, but due to lower sales it did not have a significant positive contribution to consolidated gross margins. Front end gross margins declined due to an increase in markdowns and its negative contribution to consolidated gross margins offset pharmacy's positive contribution.

Gross margin was 25.1% for the twenty-six week period ended August 27, 2005 compared to 24.8% for the twenty-six week period ended August 28, 2004. The increase in gross margin was concentrated in pharmacy margin, and was due to an improved generic product mix.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $7.6 million and $15.2 million for the thirteen and twenty-six week periods ended August 27, 2005 versus LIFO charges of $0.8 million and $11.5 million for the thirteen and twenty-six week periods ended August 28, 2004.

Selling, General and Administrative Expenses

SG&A as a percentage of revenues was 22.6% in the thirteen week period ended August 27, 2005 compared to 22.5% in the thirteen week period ended August 28, 2004. The increase in SG&A as a percentage of revenues for the thirteen week period ended August 27, 2005 was driven primarily by increases in pharmacy labor, advertising expense and securitization program fees. Partially offsetting these items was a decrease in self insured worker's compensation and general liability insurance costs and an increase in litigation settlement proceeds.

SG&A as a percentage of sales was 22.5% in the twenty-six week period ended August 27, 2005 compared to 22.0% in the twenty-six week period ended August 28, 2004. The increase in SG&A as a percentage of revenues for the twenty-six week period ended August 27, 2005 was due primarily to lower revenues and increases in pharmacy labor, advertising expenses and securitization program fees. Partially offsetting these items was a decrease in self-insured worker's compensation and general liability insurance costs and an increase in litigation settlement proceeds.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-six Week Period
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
	(dollars in thousands)
Impairment charges	$3,347	$70	$6,804	$899
Store and equipment lease exit charges	4,774	13,391	16,849	7,967
	$8,121	$13,461	$23,653	$8,866

Impairment Charges:    Impairment charges include non-cash charges of $3.3 million and $0.1 million in the thirteen week periods ended August 27, 2005 and August 28, 2004, respectively, for the impairment of long-lived assets at 16 and 11 stores, respectively. Impairment charges include non-cash charges of $6.8 million and $0.9 million in the twenty-six week periods ended August 27, 2005 and August 28, 2004, respectively, for the impairment of long-lived assets at 34 and 22 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and Equipment Lease Exit Charges:    During the thirteen week periods ended August 27, 2005 and August 28, 2004, we recorded charges for 7 stores and 5 stores, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended August 27, 2005 and August 28, 2004, we recorded charges for 12 and 6 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The decrease in closed store charges for the thirteen week period ended August 27, 2005 is due to lower average charges per closed store. The increase in closed store charges for the twenty-six week period ended August 27, 2005 is due to decreases in the risk free rate that is used to discount the closed store reserve.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $67.5 million and $138.4 million for the thirteen and twenty-six week periods ended August 27, 2005, compared to $76.5 and $154.3 million for the thirteen and twenty-six week periods ended August 28, 2004. The decrease for the thirteen and twenty-six week periods ended August 27, 2005 was due to decreases in outstanding borrowings and a lower interest rate from our senior secured credit facility. Also contributing to the decrease in interest expense in the thirteen week period ended August 27, 2005 is the July 2005 redemption of our 11.25% senior notes due 2008. After taking into effect the terms of the amended senior secured credit facility, and assuming no further changes in LIBOR rates, we expect interest expense for the remainder of the year to be approximately $136.0 million. The weighted average interest rates, excluding capital leases, on our indebtedness for both the twenty-six week periods ended August 27, 2005 and August 28, 2004, was 7.4% and 6.8% respectively.

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

The provision for federal and state and local income taxes for the twenty-six week period ended August 27, 2005 is net of the results from the receipt of a federal refund claim of $7.8 million which related to the conclusion in fiscal 2004 of the Internal Revenue Service examination for fiscal years 1996 through 2000. We expect to pay minimal cash taxes for the foreseeable future as we have approximately $2.3 billion of net operating losses available to offset future income.

The provision for income taxes for the twenty-six week period ended August 28, 2004 is for state and local income taxes. The federal income tax expense was fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

Liquidity and Capital Resources

General

We have five primary sources of liquidity: (i) cash equivalent investments, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our securitization agreements, (iv) borrowings under the amended senior secured credit facility, and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to provide funds for repurchase of our publicly traded debt.

Credit Facility

As of August 27, 2005, the existing senior secured credit facility consisted of a $446.6 million term loan and $34.0 milllion outstanding under a $950.0 million revolving credit facility. On September 30, 2005, we amended our senior secured credit facility. In connection with the amendment, we increased the amount of borrowing capacity under the revolving credit facility and paid off the term loan portion of the senior secured credit facility. After closing on September 30, 2005, the amount outstanding on the revolver was $477.0 million. The amended senior credit facility consists solely of a $1.75 billion revolving credit facility. Borrowings under the amended senior secured credit facility currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate depending on the amount of revolver availability, as specified in the amended senior secured credit facility. We are required to pay fees of 0.25% per annum on the daily unused amount of the amended revolving credit facility.

The amended senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion in secured subordinated debt in addition to the amended senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). We also have the ability to incur an unlimited amount of unsecured debt, if the debt does not mature or require scheduled payments of principal prior to December 31, 2010. We have the ability to incur additional unsecured debt of up to $750.0 million with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1.8 billion. At September 30, 2005, remaining additional permitted secured subordinated debt under the amended senior secured credit facility was $798.0 million in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The amended senior secured facility also allows for the repurchase of any debt with a maturity on or before September 2010, and for the repurchase of debt with a maturity after September 2010, if we maintain availability on the revolving credit facility of at least $100.0 million.

The amended senior secured credit facility contains customary covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, mergers and acquisitions and the granting of liens. The amended senior secured credit facility also requires us to maintain a minimum fixed charge coverage ratio, but only if availability on the revolving credit facility is less than $100.0 million.

The amended senior secured credit facility provides for customary events of default including nonpayments, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

Our ability to borrow under the amended senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At September 30, 2005, we had $477.0 million of borrowings outstanding under the revolving credit facility. At September 30, 2005, we also had letters of credit outstanding against the revolving credit facility of $112.1 million, which gave us additional borrowing capacity of $1,160.9 million.

Our amended senior secured credit facility is backed by a syndicate of banks. The lead banks in this syndicate, Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. have provided certain financial advisory, investment banking and other services for us, for which they have received customary fees and commissions.

Other Transactions

On July 15, 2005, we completed the early redemption of all of our outstanding $150.0 million aggregate principal amount of 11.25% notes due July 2008 at their contractually determined early redemption price of 105.625%. We funded this redemption with borrowings under our receivable securitization agreements. We recorded a loss on debt modification of $9.2 million related to this transaction.

On April 15, 2005, we paid at maturity the remaining outstanding principal amount of $170.5 million of our 7.625% senior notes due April 2005.

During the twenty-six week period ended August 28, 2004, we made open market purchases of the following securities (in thousands):

Debt Repurchased	Principal Amount Re-purchased	Amount Paid	Gain/ (loss)
7.625% notes due 2005	$27,500	$28,275	$(795)
7.125% notes due 2007	26,000	26,548	(605)
6.875% fixed rate senior notes due 2028	12,000	9,660	2,191
Total	$65,500	$64,483	$791

Other

After taking into effect the senior secured credit facility amendment described above, the aggregate annual principal payments of long-term debt for the remainder of fiscal 2006, and the succeeding four fiscal years are as follows: 2006 - $38.2 million; 2007 - $573.2 million; 2008 - $0.6 million; 2009 - $150.3 million; 2010 - $0.1 million; and $2.1 billion in 2011 and thereafter. At August 27, 2005 and September 30, 2005, we were in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. Rite Aid Corporation's direct obligations under the senior secured credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011, the 8.125% senior secured notes due 2010 and the 7.5% senior secured notes dues 2015 are guaranteed by substantially all of our wholly-owned subsidiaries and are secured on a second priority basis by the same collateral as the senior secured credit facility.

The subsidiary guarantees related to our senior secured credit facility and second priority bond issuances are full and unconditional and joint and several. Also, the parent company's assets and operations are not material and subsidiaries not guaranteeing the senior secured credit facility and bond issuances are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

Preferred Stock Transaction

During the thirteen week period ended August 27, 2005, we issued 4.6 million shares of Series I Mandatory Convertible Preferred Stock ("Series I preferred stock") at an offering price of $25 per share. Dividends on the Series I preferred stock are $1.38 per share per year, and are due and payable on a quarterly basis beginning on November 1, 2005. The dividends are payable in either cash or common stock or a combination of both at our election. The Series I preferred stock will automatically convert into common stock on November 17, 2008 at a rate that is dependent upon the adjusted applicable market value of our common stock (as defined in the Series I Certificate of Designations). If the adjusted applicable market value of our common stock is $5.30 per share or higher at the conversion date, then the Series I preferred stock is convertible at a rate of 4.7134 shares of our common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of our common stock is less than or equal to $4.42 per share at the conversion date, then the Series I preferred stock is convertible at a rate of 5.6561 shares of our common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of our common stock is between $4.42 per share and $5.30 per share at the conversion date, then the Series I preferred stock is convertible into common stock at a rate that is between 4.7134 and 5.6561 per share. The holder may convert shares of the Series I preferred stock into common stock at any time prior to the mandatory conversion date at the rate of 4.7134 per share. The Series I preferred stock is also convertible at our option, but only if the adjusted applicable market value of our common stock exceeds $9.55. If we are subject to a cash acquisition (as defined in the Certificate of Designations) prior to the mandatory conversion date, the holder may elect to convert the shares of Series I preferred stock into shares of common stock using a conversion rate set forth in the Certificate of Designations. The holder will also receive a payment equal to the present value of all scheduled dividends through the mandatory conversion date.

Proceeds from the issuance of the Series I preferred stock, along with borrowings under the revolver, were used to redeem all of our shares of its Series F preferred stock, at 105% of the liquidation preference of $100 per share. We paid a premium to redeem the Series F preferred stock of $5.9 million.

On September 21, 2005, upon receiving notice from our underwriters exercising their option to purchase additional shares, we issued an additional 0.2 million shares of our Series I preferred stock at a price of $25 per share. The issuance resulted in net proceeds of $5.3 million.

Off Balance Sheet Obligations

We maintain receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables, and for the SPE to borrow funds secured by these receivables of up to $400.0 million. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. At August 27, 2005, proceeds from the sale of receivables to the SPE totaled $290.0 million. At August 27, 2005, we retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $220.6 million, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

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

The vehicles that make loans to the SPE have a commitment to purchase that ends September 2006 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, we have access to a backstop credit facility, which is backed by the entities that make loans to the SPE's. The backstop facility is committed through September 2007.

As of August 27, 2005, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases. Our contractual cash obligations and commitments, which consist primarily of debt, capital and operating leases, open purchase orders, lease guarantees and outstanding letters of credit have not changed materially from the amounts disclosed in our Fiscal 2005 Form 10-K.

Sale Leaseback Transactions

During the twenty-six week period ended August 27, 2005, we sold the land and buildings on a total of 19 owned stores to independent third parties. Net proceeds from these sales were approximately $53.3 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We are accounting for 17 of these leases as operating leases. A gain on the sale of these stores of approximately $12.7 million has been deferred and is being recorded over the minimum term of these leases. We are accounting for the remaining 2 leases as capital leases, as the lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. We have recorded capital lease obligations of approximately $5.4 million related to these leases. Future scheduled minimum lease payments under these leases for the remainder of fiscal 2006 and the succeeding four fiscal years are as follows: 2006 – $2.2 million; 2007 – $4.4 million; 2008 – $4.4 million; 2009 – $4.4 million; 2010 – $4.4 million and $71.4 million in 2011 and thereafter.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $313.9 million of cash in the twenty-six week period ended August 27, 2005 and $232.5 million of cash in the twenty-six week period ended August 28, 2004. Operating cash flow for the twenty-six week period ended August 27, 2005 was provided primarily by net income of $31.9 million, net proceeds of $140.0 million from the sale of certain of our third party receivables and increases in accounts payable, which were partially offset by increases in inventory. Operating cash flow for the twenty-six week period ended August 28, 2004 was provided through net income of $73.6 million, income tax refunds of $31.8 million, increases in accounts payable and decreases in accounts receivable, which were partially offset by increases in inventory.

Cash used in investing activities was $56.1 million for the twenty-six week period ended August 27, 2005 due to expenditures for property, plant and equipment and intangible assets, partially offset by proceeds from sale-leaseback transaction and proceeds from asset dispositions. Cash used in investing activities was $84.4 million for the twenty-six week period ended August 28, 2004 due to expenditures for property, plant and equipment and intangible assets, partially offset by proceeds from asset dispositions.

Cash used in financing activities was $330.5 million for the twenty-six week period ended August 27, 2005 due to the impact of scheduled debt payments, the early redemption of our 11.25% senior notes due July 2008, the change in zero balance cash accounts, the issuance and redemption of preferred stock, and preferred stock cash dividend payments. Cash used in financing activities was $75.9 million for the twenty-six week period ended August 28, 2004, due to the impact of scheduled debt payments and the change in zero balance cash accounts.

Capital Expenditures

During the twenty-six week period ended August 27, 2005, we spent $117.1 million on capital expenditures, consisting of $68.1 million related to new store construction, store relocation and store remodel projects, $25.7 million related to technology enhancements, improvements to distribution centers and other corporate requirements and $23.3 million related to the purchase of prescription files from independent pharmacists. We plan to make total capital expenditures of approximately $350 to $400 million during fiscal 2006. These expenditures consist of approximately $225 to $245 million related to new store construction, store relocation and store remodel projects, $90 to $115 million dedicated to technology enhancements, improvements to distribution centers and other corporate requirements, and $35 to $40 million dedicated to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities and proceeds from sale-leaseback transactions.

During the twenty-six week period ended August 28, 2004, we spent $88.5 million on capital expenditures, consisting of $46.2 million related to new store construction, store relocation and other store construction projects, $29.6 million related to other store improvement activities and $12.7 million related to the purchase of prescription files from independent pharmacists.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operating activities together with cash equivalent investments, sales of accounts receivable under our securitization agreements and available borrowings under the senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2006. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." This Standard requires companies to account for share-based payments to associates using the fair value method of expense recognition. This standard is required to be adopted as of the first fiscal year beginning after June 15, 2005. We have not yet adopted SFAS No. 123R. However, we have adopted the fair value recognition provisions of SFAS No. 123; we do not expect the adoption of SFAS No. 123R to have a material impact on our financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143." FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. We have not quantified the impact of adopting FIN 47, but do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 05-6, "Determining the Amortization Period for Leasehold Improvements". EITF 05-6 states that the amortization period that is to be used for a leasehold improvement that is purchased after the inception of a lease should be the lesser of the useful life of the acquired leasehold improvement or a period that reflects renewals that are reasonably assured upon the purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. We currently follow the guidance set forth in EITF 05-6, and therefore the adoption of EITF 05-6 will not have an impact on our financial position or results of operations.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" and "Factors Affecting our Future Prospects" included in our Fiscal 2005 10-K.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of September 30, 2005, which reflects the maturity dates under the amended senior secured credit facility.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at September 30, 2005
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$38,279	$573,221	$632	$150,329	$120	$1,613,250	$2,375,830	$2,281,967
Average Interest Rate	6.01%	7.46%	8.00%	6.13%	8.00%	8.11%	7.80%
Variable Rate	$—	$—	$—	$—	$—	$477,000	$477,000	$477,000
Average Interest Rate	—	—	—	—	—	5.36%	5.36%

As of September 30, 2005, 16.7% of our total debt is exposed to fluctuations in variable interest rates. The variable interest rate in this table assumes LIBOR borrowings, which we expect to do under our amended senior secured credit facility.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

Not applicable

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any unregistered equity securities during the period covered by this report. During the thirteen week period ended August 27, 2005, we redeemed all of our Series F preferred stock.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On June 23, 2005, we held our 2005 Annual Meeting of Stockholders. At the 2005 Annual Meeting, our stockholders:

1.    Elected four directors to hold office until the 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, by the following votes:

Common and LGP Preferred Stock

John G. Danhakl	For: 471,153,006	Against: 0	Abstain: 8,498,428
Michael A. Friedman, MD	For: 473,497,212	Against: 0	Abstain: 6,154,223
Alfred M. Gleason	For: 471,349,518	Against: 0	Abstain: 8,301,916
Robert G. Miller	For: 472,002,073	Against: 0	Abstain: 7,649,361

The LGP preferred stockholders votes of 62,760,078 were all for the election of the four directors listed above.

Elected one director to hold office until the 2007 Annual Meeting of Stockholders and until his successor is duly elected and qualified, by the following votes:

Common and LGP Preferred Stock

Philip G. Satre	For: 472,480,300	Against: 0	Abstain: 7,171,135
LGP Preferred stockholders	For: 62,760,078	Against: 0	Abstain: 0

2.    Defeated a stockholder proposal requesting that the Board of Directors of the Company adopt a majority vote standard for the election of directors.

Common stockholders	For: 71,683,682	Against: 137,527,483	Abstain: 2,838,558
LGP Preferred stockholders	For: 0	Against: 62,760,078	Abstain: 0

3.    Defeated a stockholder proposal requesting that the Company's Board of Directors prepare and make public a report concerning diversity of the Board of Directors.

Common stockholders	For: 22,056,792	Against: 186,426,754	Abstain: 3,566,177
LGP Preferred stockholders	For: 0	Against: 62,760,078	Abstain: 0

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	5.50% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 22, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.8	By-laws, as amended on November 8, 2000	Exhibit 3.1 to Form 8-K, filed on November 13, 2000
3.9	Amendment to By-laws, adopted January 30, 2002	Exhibit T3B.2 to Form T-3, filed on March 4, 2002
4.1	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and State Street Bank and Trust Company, as trustee, related to the Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.7	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.8	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.9	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.10	Indenture, dated as of January 11, 2005, among the Company, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company's 7.5% Senior Secured Notes due January 15, 2005	Exhibit 99.2 to Form 8-K, filed on January 13, 2005

Exhibit Numbers	Description	Incorporation By Reference To
4.11	Third Amendment and Restatement dated as of September 30, 2005, to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 22, 2004, among Rite Aid Corporation, a Delaware corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing co-agent, JPMorgan Chase Bank, N.A., as syndication agent and collateral processing co-agent, Fleet Retail Group, Inc., as co-documentation agent and collateral agent, The CIT Group/Business Credit, Inc., as co-documentation agent, and General Electric Capital Corporation, as co-documentation agent.	Filed herewith
4.12	Definitions Annex to the Senior Loan Documents and the Second Priority Debt Documents	Filed herewith
4.13	Second Amendment, dated as of September 30, 2005, to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, among Rite Aid Corporation and its subsidiaries that are a party thereto, the collateral trustees, the collateral processing co-agents and the trustees of various indentures covered by this agreement.	Filed herewith
11	Statement regarding computation of earnings per share (see note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14 (a) /15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 3, 2005	RITE AID CORPORATION
By: /s/ ROBERT B. SARI
Robert B. Sari Senior Vice President and General Counsel
Date: October 3, 2005	By: /s/ KEVIN TWOMEY
Kevin Twomey Chief Financial Officer, Senior Vice President and Chief Accounting Officer