Form 10-Q
period 2005-11-26
RITE AID CORP
filed 2005-12-22
CIK 84129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 525,429,005 shares of its $1.00 par value common stock outstanding as of December 19, 2005.

RITE AID CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘continue,’’ ‘‘should,’’ ‘‘could,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘will’’ and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	our high level of indebtedness;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our ability to improve the operating performance of our existing stores in accordance with our long term strategy;

•	our ability to hire and retain pharmacists and other store personnel;

•	our ability to open or relocate stores according to our real estate development program;

•	the outcomes of pending lawsuits and governmental investigations;

•	competitive pricing pressures and continued consolidation of the drugstore industry; and

•	the efforts of private and public third party payors to reduce prescription drug reimbursements and encourage mail order, changes in state or federal legislation or regulations, the success of planned advertising and merchandising strategies, general economic conditions and inflation, interest rate movements, access to capital, and our relationships with our suppliers.

We undertake no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview and Factors Affecting Our Future Prospects’’ included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005 (‘‘the Fiscal 2005 10-K’’), which we filed with the Securities and Exchange Commission (‘‘SEC’’) on April 29, 2005 and is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	November 26, 2005	February 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$105,130	$162,821
Accounts receivable, net	308,702	483,455
Inventories, net	2,485,723	2,310,153
Prepaid expenses and other current assets	62,904	50,325
Total current assets	2,962,459	3,006,754
Property, plant and equipment, net	1,678,357	1,733,694
Goodwill	684,535	684,535
Other intangibles, net	186,360	179,480
Other assets	324,540	328,120
Total assets	$5,836,251	$5,932,583
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$188,684	$223,815
Accounts payable	870,886	757,571
Accrued salaries, wages and other current liabilities	714,740	690,351
Total current liabilities	1,774,310	1,671,737
Convertible notes	248,625	247,500
Long-term debt, less current maturities	2,478,758	2,680,998
Lease financing obligations, less current maturities	165,122	159,023
Other noncurrent liabilities	817,118	850,391
Total liabilities	5,483,933	5,609,649
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock – series E, par value $1 per share, liquidation value $50 per share	120,000	120,000
Preferred stock – series F, par value $1 per share, liquidation value $100 per share	—	113,081
Preferred stock – series G, par value $1 per share, liquidation value $100 per share	119,122	113,081
Preferred stock – series H, par value $1 per share, liquidation value $100 per share	118,247	113,081
Preferred stock – series I, par value $1 per share, liquidation value $25 per share	116,074	—
Common stock, par value $1 per share	525,407	520,438
Additional paid-in capital	3,110,869	3,121,404
Accumulated deficit	(3,735,396)	(3,756,146)
Accumulated other comprehensive loss	(22,005)	(22,005)
Total stockholders' equity	352,318	322,934
Total liabilities and stockholders' equity	$5,836,251	$5,932,583

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	November 26, 2005	November 27, 2004
Revenues	$4,145,683	$4,107,336
Costs and expenses:
Cost of goods sold, including occupancy costs	3,127,776	3,098,555
Selling, general and administrative expenses	956,017	909,016
Store closing and impairment charges	2,652	2,397
Interest expense	66,909	70,653
Loss on debt modifications and retirements, net	—	20,216
(Gain) loss on sale of assets and investments, net	(1,372)	849
	4,151,982	4,101,686
(Loss) income before income taxes	(6,299)	5,650
Income tax (benefit) expense	(1,079)	5,362
Net (loss) income	$(5,220)	$288
Computation of loss attributable to common stockholders:
Net (loss) income	$(5,220)	$288
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(7,254)	(8,694)
Loss attributable to common stockholders-basic and diluted	$(12,500)	$(8,432)
Basic and diluted loss per share	$(0.02)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirty-Nine Week Period Ended
	November 26, 2005	November 27, 2004
Revenues	$12,499,642	$12,475,599
Costs and expenses:
Cost of goods sold, including occupancy costs	9,386,317	9,388,222
Selling, general and administrative expenses	2,839,158	2,748,014
Store closing and impairment charges	26,305	11,263
Interest expense	205,273	224,973
Loss on debt modifications and retirements, net	9,186	19,425
Gain on sale of assets and investments, net	(3,865)	(1,323)
	12,462,374	12,390,574
Income before income taxes	37,268	85,025
Income tax expense	10,635	11,139
Net income	$26,633	$73,886
Computation of (loss) income attributable to common stockholders:
Net income	$26,633	$73,886
Premium to repurchase preferred stock	(5,883)	—
Accretion of redeemable preferred stock	(77)	(77)
Cumulative preferred stock dividends	(25,020)	(25,573)
(Loss) income attributable to common stockholders-basic and diluted	$(4,347)	$48,236
Basic and diluted (loss) income per share	$(0.01)	$0.09

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirty-Nine Week Period Ended
	November 26, 2005	November 27, 2004
Operating activities:
Net income	$26,633	$73,886
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	184,740	185,581
Stock-based compensation expense	15,219	14,525
Store closing and impairment charges	26,305	11,263
Loss on debt modifications and retirements, net	9,186	19,425
Gain on sale of assets and investments, net	(3,865)	(1,323)
Net proceeds from accounts receivable securitization	195,000	335,000
Provision (benefit) for deferred income taxes	13,582	(2,712)
Changes in income tax receivables and payables, net	1,018	40,354
Changes in other operating assets and liabilities	(131,060)	(152,101)
Net cash provided by operating activities	336,758	523,898
Investing activities:
Expenditures for property, plant and equipment	(191,184)	(120,455)
Intangible assets acquired	(34,599)	(21,202)
Proceeds from sale-leaseback transactions	72,505	53,800
Proceeds from dispositions	21,096	6,178
Net cash used in investing activities	(132,182)	(81,679)
Financing activities:
Principal payments on long-term debt	(336,437)	(78,676)
Principal payments on senior secured credit facility	(448,875)	(1,150,000)
Proceeds from bank credit facility	—	438,015
Net proceeds from revolver	530,000	99,000
Change in zero balance cash accounts	5,251	11,500
Proceeds from financing secured by owned property	5,352	—
Proceeds from the issuance of preferred stock	116,885	—
Payments for the redemption of preferred stock	(123,533)	—
Payments for preferred stock dividends	(9,244)	—
Proceeds from issuance of common stock	5,490	2,996
Deferred financing costs paid	(7,156)	(4,041)
Net cash used in financing activities	(262,267)	(681,206)
Decrease in cash and cash equivalents	(57,691)	(238,987)
Cash and cash equivalents, beginning of period	162,821	334,755
Cash and cash equivalents, end of period	$105,130	$95,768
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $551 and $160, respectively)	$174,203	$191,183
Cash refunds of income taxes, net	$3,126	$25,580
Equipment financed under capital leases	$8,162	$10,446
Reduction in lease financing obligation	$3,028	$—

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 26, 2005 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2005 10-K.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123R, ‘‘Share-Based Payment.’’ This standard requires companies to account for share-based payments to associates using the fair value method of expense recognition. This standard is required to be adopted as of the first fiscal year beginning after December 15, 2005. The Company has not yet adopted SFAS No. 123R. However, as the Company has adopted the fair value recognition provisions of SFAS No. 123, the Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (‘‘FIN 47’’), ‘‘Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.’’ FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

3. (Loss) Income Per Share

Following is a summary of the components of the numerator and denominator of the basic and diluted (loss) income per share computation:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Numerator for (loss) income per share:
Net (loss) income	$(5,220)	$288	$26,633	$73,886
Premium to repurchase preferred stock	—	—	(5,883)	—
Accretion of redeemable preferred stock	(26)	(26)	(77)	(77)
Cumulative preferred stock dividends	(7,254)	(8,694)	(25,020)	(25,573)
(Loss) income attributable to common stockholders – basic	$(12,500)	$(8,432)	$(4,347)	$48,236
Denominator:
Basic weighted average shares	525,349	519,876	523,296	518,095
Outstanding options	—	—	—	13,963
Diluted weighted average shares	525,349	519,876	523,296	532,058
Basic and diluted (loss) income per share:
Basic and diluted (loss) income per share	$(0.02)	$(0.02)	$(0.01)	$0.09

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted (loss) income per share:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Stock options	67,953	65,497	67,953	17,509
Convertible preferred stock	112,704	80,614	112,704	80,614
Convertible debt	38,462	38,462	38,462	38,462
	219,119	184,573	219,119	136,585

4. Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Impairment charges	$3,517	$782	$10,321	$1,681
Store and equipment lease exit (credits) charges	(865)	1,615	15,984	9,582
	$2,652	$2,397	$26,305	$11,263

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Impairment charges

Impairment charges include non-cash charges of $3,517 and $782 for the thirteen week periods ended November 26, 2005 and November 27, 2004, respectively, for the impairment of long-lived assets at 28 and 13 stores, respectively. Impairment charges include non-cash charges of $10,321 and $1,681 for the thirty-nine week periods ended November 26, 2005 and November 27, 2004, respectively, for the impairment of long-lived assets at 62 and 35 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store. These impairment charges do not include any asset write-downs related to the stores impacted by Hurricane Katrina that are described in Note 13.

Store and equipment lease exit (credits) charges

During the thirteen week periods ended November 26, 2005 and November 27, 2004, the Company recorded (credits) charges for 5 stores and 4 stores, respectively. During the thirty-nine week periods ended November 26, 2005 and November 27, 2004, the Company recorded charges for 17 and 10 stores, respectively. The Company has not recorded any closed store charges related to stores impacted by Hurricane Katrina, since a final decision as to whether to reopen these stores has not been made. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities’’. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The amounts of the closed store charges that relate to new closures, changes in assumptions, and interest accretion are presented in the following table.

The reserve for store and equipment lease exit costs includes the following activity:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Balance – beginning of period	$219,952	$241,334	$220,903	$254,361
Provision for present value of noncancellable lease payments of store closings	841	1,858	11,745	13,848
Changes in assumptions about future sublease income, terminations and changes in interest rates	(3,897)	(1,225)	(1,989)	(7,635)
Reversals of reserves for stores that management has determined will remain open	—	(858)	(271)	(2,137)
Interest accretion	2,193	1,994	6,526	6,139
Cash payments, net of sublease income	(9,223)	(10,053)	(27,048)	(31,526)
Balance – end of period	$209,866	$233,050	$209,866	$233,050

The Company's revenues and income from operations for the thirteen and thirty-nine week periods ended November 26, 2005 and November 27, 2004 include results from stores that have been closed as of November 26, 2005. The revenue and operating losses of these stores for the periods are presented as follows:

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Revenues	$12,981	$50,686	$79,933	$169,797
Loss from operations	(3,040)	(2,446)	(7,514)	(5,913)

Included in these stores’ loss from operations for the thirteen weeks ended November 26, 2005 and November 27, 2004, are depreciation and amortization charges of $182 and $460 and closed store liquidation charges of $2,609 and $2,454, respectively. Included in these stores’ loss from operations for the thirty-nine weeks ended November 26, 2005 and November 27, 2004, are depreciation and amortization charges of $751 and $1,621 and closed store liquidation charges of $6,213 and $5,849, respectively. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

5. Accounts Receivable

The Company maintains securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, the Company sells substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company’s affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables, and for the SPE to borrow funds secured by these receivables of up to $400,000. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. At November 26, 2005 and February 26, 2005, proceeds from the sale of receivables to the SPE totaled $345,000 and $150,000, respectively. The average proceeds from the sale of receivables during the thirteen and thirty-nine week periods ended November 26, 2005 are $313,736 and $226,703 respectively. The average proceeds from the sale of receivables during the thirteen and thirty-nine week periods ended November 27, 2004 was $310,956. Receivables sold to the SPE for the thirteen and thirty-nine week period ended November 26, 2005 totaled $1,968,198 and $5,910,824. Receivables sold to the SPE for the thirteen and thirty-nine week periods ended November 27, 2004 totaled $2,041,453. Collections reinvested in securitizations amounted to $1,957,574 and $5,926,960 for the thirteen and thirty-nine week periods ended November 26, 2005 and $1,480,524 for the thirteen and thirty-nine week periods ended November 27, 2004. At November 26, 2005 and February 26, 2005, the Company retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $186,992 and $426,433, respectively, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

The Company must pay an ongoing program fee of approximately LIBOR plus 1.125% on the amount sold to the SPE under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen and thirty-nine week periods ended November 26, 2005 were $4,004 and $8,444 respectively. Fees for the thirteen and thirty-nine week periods ended November 27, 2004 were $1,825. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, but does not guarantee the collectibility of the receivables and obligor creditworthiness.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The vehicles that purchase receivables from the SPE have a commitment to purchase that ends September 2006 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, the Company has access to a backstop credit facility, which is backed by the entities that make loans to the SPE’s. The backstop facility is committed through September 2007.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to fund overdraws on the facility and to pay trustee fees. Overdraws on the facility occur when the daily borrowing formula is less than current proceeds from the receivable sale. The remaining collections are swept to the Company’s corporate concentration account. At November 26, 2005 and February 26, 2005, the Company had $2,228 and $760 of cash, respectively, that was restricted for the payment of program and trustee fees.

The Company has concluded that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.’’ Additionally, the Company has concluded that consolidation is not appropriate in accordance with FIN 46R, ‘‘Consolidation of Variable Interest Entities.’’

6. Sale Leaseback Transaction

During the thirty-nine week period ended November 26, 2005, the Company sold the land and buildings on a total of 28 owned stores to independent third parties. Net proceeds from these sales were $77,857. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for 27 of these leases as operating leases, which includes one lease previously precluded from sale leaseback accounting due to a form of continuing involvement. This continuing involvement no longer exists. A gain on the sale of these stores of $14,552 has been deferred and is being recorded over the minimum term of these leases. Losses of $987 were recorded as losses on the sale of assets and investments for the period ended November 26, 2005. The Company accounted for the remaining lease as a capital lease, as the lease agreement contains a clause that allows the buyer to require the Company to repurchase the property under certain conditions. The Company has recorded a capital lease obligation of approximately $2,324 related to this lease. Future scheduled minimum lease payments under these leases for the remainder of fiscal 2006 and the succeeding four fiscal years are as follows: 2006 – $1,626; 2007 – $6,503; 2008 – $6,503; 2009 – $6,503; 2010 – $6,503 and $106,800 in 2011 and thereafter.

During the thirty-nine week period ended November 27, 2004, the Company sold the land and buildings on 21 owned stores to a third party. Net proceeds from this sale were $53,800. The Company entered in an agreement to lease these stores back from the purchaser over a minimum lease term of 20 years. The Company accounted for these leases as operating leases. A gain on the transaction of $3,800 has been deferred and is being recorded over the minimum lease term. A loss of $1,500, which relates to certain stores in the transaction portfolio, was recorded as a loss on sale of fixed assets in the thirty-nine week period ended November 27, 2004.

7. Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis at the end of its fiscal year. Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of November 26, 2005 and February 26, 2005.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

	November 26, 2005			February 26, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Favorable leases and other	$308,988	$(196,657)	18 years	$311,635	$(191,482)	20 years
Prescription files	395,712	(321,683)	12 years	369,425	(310,098)	13 years
Total	$704,700	$(518,340)		$681,060	$(501,580)

Amortization expense for these intangible assets was $8,361 and $23,350 for the thirteen and thirty-nine weeks ended November 26, 2005. Amortization expense for these intangible assets was $6,830 and $20,426 for the thirteen and thirty-nine weeks ended November 27, 2004. The anticipated annual amortization expense for these intangible assets is 2006 – $31,624; 2007 – $31,013; 2008 – $28,394; 2009 – $24,552; and 2010-$19,307.

8.	Income Taxes

The Company recorded an income tax benefit of $1,079 and income tax expense of $10,635 for the thirteen and thirty-nine week periods ended November 26, 2005 and income tax expense of $5,362 and $11,139 for the thirteen and thirty-nine week periods ended November 27, 2004.

The provision for federal and state and local income taxes for the thirty-nine week period ended November 26, 2005 is net of the results from the receipt of a federal refund claim of $7,848 which related to the fiscal 2004 conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000.

The provision for income taxes for the thirty-nine week period ended November 27, 2004 is for state and local income taxes. The federal income tax expense was fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the remaining net deferred tax assets at least annually at the end of each fiscal year and at such time as events have occurred or are anticipated to occur that may change the most recent assessment. The estimation of required valuation allowances is based on a number of factors including the Company’s historical operating performance and its expectation that it can generate sustainable consolidated taxable income for the foreseeable future. As a result of the Company’s operating performance in fiscal 2005 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reduced in the fourth quarter of 2005. The Company continues to maintain a valuation allowance against remaining net deferred tax assets.

The Company has undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not further impair the net operating loss carryforwards.

9. Indebtedness and Credit Agreements

General

Following is a summary of indebtedness and lease financing obligations at November 26, 2005 and February 26, 2005:

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

	November 26, 2005	February 26, 2005
Secured Debt:
Senior secured revolving credit facility due September 2010	$530,000	$—
Senior secured credit facility term loan due September 2009	—	448,875
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $1,429 and $2,599)	140,596	139,426
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $3,001 and $3,501)	356,999	356,499
9.5% senior secured notes due February 2011	300,000	300,000
7.5% senior secured notes due January 2015	200,000	200,000
Other	2,164	2,338
	1,529,759	1,447,138
Lease Financing Obligations	174,712	168,285
Unsecured Debt:
7.625% senior notes due April 2005	—	170,500
6.0% fixed-rate senior notes due December 2005	38,047	38,047
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $1,375 and $2,500)	248,625	247,500
7.125% notes due January 2007	184,074	184,074
11.25% senior notes due July 2008	—	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,801 and $1,981)	148,199	148,019
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	1,376,718	1,695,913
Total	3,081,189	3,311,336
Current maturities of long-term debt and lease financing obligations	(188,684)	(223,815)
Long-term debt, convertible notes and lease financing obligations, less current maturities	$2,892,505	$3,087,521

Credit Facility

On September 30, 2005, the Company amended its senior secured credit facility. The amended senior secured credit facility consists solely of a $1,750,000 revolving credit facility. At November 26, 2005, the amount outstanding on the revolver was $530,000. Borrowings under the amended senior secured credit facility currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending upon the amount of the revolver availability, as specified in the amended senior secured credit facility. The Company is required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. Full amounts drawn on the amended revolving credit facility become due and payable in September 2010.

The amended senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the amended senior secured credit facility

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

(which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). The Company has the ability to incur additional unsecured debt of up to $750,000 with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1,800,000. At November 26, 2005, remaining additional permitted secured subordinated debt under the amended senior secured credit facility was $797,975 in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The amended senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage ratio levels are not met at the time of incurrence of said debt. The amended senior secured facility also allows for the repurchase of any debt with a maturity on or before September 2010, and for the repurchase of debt with a maturity after September 2010, if the Company maintains availability on the revolving credit facility of at least $100,000.

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

The amended senior secured credit facility provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $50,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

The Company’s ability to borrow under the amended senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At November 26, 2005, the Company had $530,000 of borrowings outstanding under the revolving credit facility. At November 26, 2005, the Company also had letters of credit outstanding against the revolving credit facility of $110,689, which gave the Company additional borrowing capacity of $1,109,311.

Other Transactions

On December 15, 2005, the Company paid at maturity the remaining outstanding principal amount of $38,047 of its 6.0% fixed rate senior notes due December 2005.

On July 15, 2005, the Company completed the early redemption of all of its outstanding $150,000 aggregate principal amount of 11.25% notes due July 2008 at their contractually determined early redemption price of 105.625%. The Company funded this redemption with borrowings under its receivable securitization agreements. The Company recorded a loss on debt modification in the thirty-nine week period ended November 26, 2005 of $9,186 related to this transaction.

On April 15, 2005, the Company paid at maturity the remaining outstanding principal amount of $170,500 of its 7.625% senior notes due April 2005.

In September 2004, the Company replaced its senior secured credit facility due April 2008 with an amended senior secured credit facility due September 2009. As a result of the placement of this facility, the Company recorded a loss on debt modification in the thirteen and thirty-nine week periods ended November 27, 2004 of $20,216.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

During the thirty-nine week period ended November 27, 2004, the Company made open market purchases of the following securities:

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

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2006 and the succeeding four fiscal years are as follows: 2006-$38,261; 2007-$573,731; 2008-$632; 2009-$150,329; 2010-$120; and $2,143,404 in 2011 and thereafter. At November 26, 2005, the Company was in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation’s wholly-owned subsidiaries guarantee the obligations under the amended senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the amended senior secured credit facility. Rite Aid Corporation’s direct obligations under the amended senior secured credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011, the 8.125% senior secured notes due 2010 and the 7.5% senior secured notes dues 2015 are guaranteed by substantially all of the Company’s wholly-owned subsidiaries and are secured on a second priority basis by the same collateral as the amended senior secured credit facility.

The subsidiary guarantees related to the Company’s amended senior secured credit facility and second priority bond issuances are full and unconditional and joint and several. Also, the parent company’s assets and operations are not material and subsidiaries not guaranteeing the amended senior secured credit facility and bond issuances are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

10. Preferred Stock Transactions

During the thirty-nine week period ended November 26, 2005, the Company issued 4,820 shares of Series I Mandatory Convertible Preferred Stock (‘‘Series I preferred stock’’) at an offering price of $25 per share. Dividends on the Series I preferred stock are $1.38 per share per year, and are due and payable on a quarterly basis in either cash or common stock of the Company or a combination of both at the Company’s election. The Series I preferred stock will automatically convert into common stock on November 17, 2008 at a rate that is dependent upon the adjusted applicable market value of the Company’s common stock (as defined in the Series I Certificate of Designations). If the adjusted applicable market value of the Company’s common stock is $5.30 per share or higher at the

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

conversion date, then the Series I preferred stock is convertible at a rate of 4.7134 shares of the Company’s common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of the Company’s common stock is less than or equal to $4.42 per share at the conversion date, then the Series I preferred stock is convertible at a rate of 5.6561 shares of the Company’s common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of the Company’s common stock is between $4.42 per share and $5.30 per share at the conversion date, then the Series I preferred stock is convertible into common stock at a rate that is between 4.7134 and 5.6561 per share. The holder may convert shares of the Series I preferred stock into common stock at any time prior to the mandatory conversion date at the rate of 4.7134 per share. The Series I preferred stock is also convertible at the Company’s option, but only if the adjusted applicable market value of the Company’s common stock exceeds $9.55. If the Company is subject to a cash acquisition (as defined in the Certificate of Designations) prior to the mandatory conversion date, the holder may elect to convert the shares of Series I preferred stock into shares of common stock using a conversion rate set forth in the Certificate of Designations. The holder will also receive a payment equal to the present value of all scheduled dividends through the mandatory conversion date.

Proceeds from the issuance of the Series I preferred stock, along with borrowings under the amended senior secured credit facility, were used to redeem all of the Company’s shares of its Series F preferred stock, at 105% of the liquidation preference of $100 per share. The Company paid a premium to redeem the Series F preferred stock of $5,883, which was recorded as an increase in the accumulated deficit. This premium reduces net income available to common stockholders for the thirty-nine week period ended November 26, 2005. The Company's Series F preferred stock was held by Green Equity Investors, III, L.P., a related party of the Company.

11. Retirement Plans

Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended November 26, 2005 and November 27, 2004, respectively, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Service cost	$636	$711	$19	$18	$2,010	$2,132	$57	$53
Interest cost	975	1,200	305	246	3,327	3,600	914	738
Expected return on plan assets	(975)	(611)	—	—	(2,053)	(1,832)	—	—
Amortization of unrecognized net transition obligation	—	—	21	22	—	—	63	65
Amortization of unrecognized prior service cost	211	175	—	—	457	525	—	—
Amortization of unrecognized net loss	182	475	34	89	1,408	1,425	102	267
Net pension expense	$1,029	$1,950	$379	$375	$5,149	$5,850	$1,136	$1,123

The company expects to contribute $11,490 to the Defined Benefit Pension Plan and $2,240 to the Nonqualified Executive Retirement Plans during fiscal year 2006.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

12. Commitments And Contingencies

Federal Investigation

There are currently pending federal government investigations, both civil and criminal, by the United States Attorney, involving various matters related to prior management's business practices. The Company is cooperating fully with the United States Attorney. The Company has begun settlement discussions with the United States Attorney of the Middle District of Pennsylvania. The United States Attorney has proposed that the government would not institute any criminal proceedings against the Company if the Company enters into a consent judgment providing for a civil penalty payable over a period of years. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached or that the amount of such penalty will not have a material adverse effect on the Company's financial condition and results of operations. The Company recorded an accrual of $20,000 in fiscal 2003 in connection with the resolution for these matters; however, the Company may incur charges in excess of that amount and the Company is unable to estimate the possible range of loss. The Company will continue to evaluate the estimate and, to the extent that additional information arises or the Company's strategy changes, the Company will adjust the accrual accordingly.

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

13.    Effect of Hurricane Katrina

On August 29, 2005, Hurricane Katrina made landfall in Louisiana and proceeded to move through Mississippi and Alabama, causing one of the worst natural disasters in the history of the United States. As of November 26, 2005, the Company had 18 stores that remained closed, of which 5 are functioning out of trailers. The Company expects these 5 stores to re-open prior to the end of fiscal 2006. The Company is still assessing whether to rebuild or re-open the remaining 13 stores, and does not expect these stores to be re-opened or rebuilt until sometime in fiscal 2007 or after.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended
November 26, 2005 and November 27, 2004
(Dollars and share information in thousands, except per share amounts)
(unaudited)

During the thirty-nine week period ended November 26, 2005, the Company incurred costs and damages related to Hurricane Katrina of $23,765. These costs and damages included the write-off of inventory and long-lived assets, relief and other payments to associates and other clean-up costs. The Company maintains insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product and business interruption. The Company had recorded a receivable of $23,765 as of November 26, 2005 for insurance recoveries related to the Hurricane Katrina losses that have been incurred based on the determination that the realization of an insurance claim sufficient to cover these losses is probable. In December 2005, the Company received a partial payment on this claim of $16,800. The Company is unable to determine the amount and timing of any future insurance recoveries in excess of the receivable currently recorded.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General:    Net loss for the thirteen week period ended November 26, 2005 was $5.2 million. Net income for the thirteen week period ended November 27, 2004 was $0.3 million. Our operating results for the thirteen week period ended November 26, 2005 were negatively impacted primarily by an increase in the level of selling, general and administrative expenses (‘‘SG&A’’) relative to sales and a decrease in litigation income. These negative items were primarily offset by the absence of a loss on debt modification and by a decrease in interest expense. These items are discussed in more detail in the Results of Operations and the Liquidity and Capital Resources sections that follow.

Net income for the thirty-nine week periods ended November 26, 2005 and November 27, 2004 was $26.6 million and $73.9 million, respectively. Our operating results for the thirty-nine week period ended November 26, 2005 were negatively impacted primarily by increases in the level of SG&A expense relative to sales and an increase in store closing and impairment charges. The impact of these items was somewhat offset by an increase in gross margin rate, a decrease in the loss on debt modifications and retirement and a decrease in interest expense. These items are discussed in more detail in the Results of Operations and Liquidity and Capital Resources sections that follow.

Sales Trends:    Our revenue growth for the thirty-nine weeks ended November 26, 2005 compared to the thirty-nine weeks ended November 27, 2004 was 0.2%. Factors affecting our revenue are discussed more thoroughly in the Results of Operations section of this Item 2. Significant factors negatively impacting our revenue were decreases in certain categories of drugs following the public announcements regarding the safety of those drugs and the continuing penetration of mail order prescription programs, particularly the mandatory mail program that the United Auto Workers implemented between January and June 2004. We are taking steps to offset these negative factors by working to increase sales at our existing stores through improved customer service and developing new stores in our strongest markets. These initiatives contributed to a 0.9% revenue increase in the thirteen week period ended November 26, 2005 compared to the thirteen week period ended November 27, 2004. However, we expect our revenue results to continue to face significant pressures from the existing competitive environment.

Hurricane Katrina:    On August 29, 2005, Hurricane Katrina made landfall in Louisiana and proceeded to move through Mississippi and Alabama, causing one of the worst natural disasters in the history of the United States. As of November 26, 2005, we had 18 stores that remained closed, of which 5 are functioning out of trailers. We expect these 5 stores to re-open prior to the end of fiscal 2006. We are still assessing whether to rebuild or re-open the remaining 13 stores, and do not expect these stores to be re-opened or rebuilt until sometime in fiscal 2007 or after.

During the thirty-nine week period ended November 26, 2005, we incurred costs and damages related to Hurricane Katrina of $23.8 million. These costs and damages included the write-off of inventory and long-lived assets, relief and other payments to associates and other clean-up costs. We maintain insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product and business interruption. We recorded a receivable of $23.8 million as of November 26, 2005 for insurance recoveries related to the Hurricane Katrina losses that have been incurred based on our determination that the realization of an insurance claim sufficient to cover these losses is probable. In December 2005, we received a partial payment on this claim of $16.8 million.

The impact of Hurricane Katrina on our sales and operating results was not material.

Results Of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
	(dollars in thousands)
Revenues	$4,145,683	$4,107,336	$12,499,642	$12,475,599
Revenue growth	0.9%	0.0%	0.2%	2.2%
Same store sales growth	1.7%	0.2%	0.6%	2.5%
Pharmacy sales growth (decline)	0.1%	(0.1)%	(0.8)%	2.3%
Same store pharmacy sales growth (decline)	0.7%	0.1%	(0.5)%	2.5%
Pharmacy sales as a % of total sales	63.8%	64.3%	63.6%	64.2%
Third party sales as a % of total pharmacy sales	94.1%	93.4%	94.0%	93.5%
Front-end sales growth	2.4%	0.0%	1.9%	2.0%
Same store front-end sales growth	3.4%	0.3%	2.6%	2.4%
Front-end sales as a % of total sales	36.2%	35.7%	36.4%	35.8%
Store data:
Total stores (beginning of period)	3,345	3,370	3,356	3,382
New stores	8	2	10	3
Closed stores	(22)	(9)	(38)	(25)
Store acquisitions, net	2	—	5	3
Total stores (end of period)	3,333	3,363	3,333	3,363
Relocated stores	8	4	20	9
Remodeled stores	53	46	161	151

Revenues

Revenue growth was 0.9% and 0.2% for the thirteen and thirty-nine week periods ended November 26, 2005. Pharmacy growth was 0.1% for the thirteen week period ended November 26, 2005. Pharmacy sales declined by 0.8% in the thirty-nine week period ended November 26, 2005. Front-end sales grew by 2.4% and by 1.9% in the thirteen and thirty-nine week periods ended November 26, 2005.

Pharmacy same store sales increased 0.7% for the thirteen week period ended November 26, 2005 and decreased by 0.5% for the thirty-nine week period ended November 26, 2005. The pharmacy same store sales increase for the thirteen week period ended November 26, 2005 was due to product inflation, offset by an increase in generic sales mix, lower reimbursement rates and a decrease in the number of prescriptions filled. The decrease in the number of prescriptions filled was due primarily to certain third party payors requiring or encouraging customers to use mail order, competitor growth in our markets, changes in medicaid coverages and safety concerns in antiarthritic, psychotherapeutic and hormone therapy prescriptions. The pharmacy same store sales decrease for the thirty-nine week period ended November 26, 2005 was driven by an increase in the generic sales mix, which sell for less than branded products but have higher margins, lower inflation and a decrease in the number of prescriptions filled. The decrease in the number of prescriptions filled was due primarily to certain third party payors requiring or encouraging customers to use mail order and safety concerns in antiarthritic, psychotherapeutic and hormone therapy prescriptions.

Front-end same store sales increased 3.4% and 2.6% for the thirteen and thirty-nine week periods ended November 26, 2005, respectively, primarily as a result of improvement in our core categories such as over-the-counter, health and beauty care and consumable and food products partially offset by a decrease in photo and film sales.

Revenues were flat for the thirteen week period ended November 27, 2004, and grew by 2.2% for the thirty-nine week period ended November 27, 2004. Pharmacy sales declined by 0.1% and grew by

2.3% in the thirteen and thirty-nine week periods ended November 27, 2004, while front-end sales were flat in the thirteen week period ended November 27, 2004 and grew 2.0% in the thirty-nine week period ended November 27, 2004.

Pharmacy same store sales increased 0.1% and 2.5% for the thirteen and thirty-nine week periods ended November 27, 2004, respectively, due to an increase in sales price per prescription. These increases were driven by inflation, offset by an increase in generic sales mix and lower reimbursement rates. Offsetting the increase in price per prescription was a decrease in the number of prescriptions filled in the thirteen and thirty-nine week periods ended November 27, 2004 compared to the prior year. This reduction was due primarily to certain third-party payors requiring or encouraging customers to use mail order, a reduction in hormone therapy prescriptions, the movement of certain prescription drugs to over-the-counter, and a slower start to the cold and flu season than in the prior year. The lower rate of increase in the thirteen week period ended November 27, 2004 was also partially attributable to our Southern California stores cycling the increase in business in last year's comparable period related to the union strike at several grocery store chains.

Front-end same store sales increased 0.3% and 2.4% for the thirteen and thirty-nine week periods ended November 27, 2004, respectively, primarily as a result of improvement in our consumable categories, partially offset by a decrease in photo and film sales, sales decreases in categories negatively affected by a slow start to the cough/cold/flu season and decreased traffic in mail order effected stores. The lower rate of increase in the thirty-nine week period ended November 27, 2004 was attributable to decreases in customer visits due to the customer obtaining their prescription through mail order as opposed to pick-up at our stores and our Southern California stores cycling the increased business in last year's comparable period related to the union strike at several grocery store chains.

We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocated stores are not included in same store sales.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
	(dollars in thousands)
Cost of goods sold, including occupancy costs	$3,127,776	$3,098,555	$9,386,317	$9,388,222
Gross profit	1,017,907	1,008,781	3,113,325	3,087,377
Gross margin	24.6%	24.6%	24.9%	24.7%
Selling, general and administrative expenses	956,017	909,016	2,839,158	2,748,014
Selling, general and administrative expenses as a percentage of revenues	23.1%	22.1%	22.7%	22.0%
Store closing and impairment charges	2,652	2,397	26,305	11,263
Interest expense	66,909	70,653	205,273	224,973
Loss on debt and lease conversions and modifications and retirements, net	—	20,216	9,186	19,425
(Gain) loss on sale of assets and investments, net	(1,372)	849	(3,865)	(1,323)

Cost of Goods Sold

Gross margin was 24.6% for the thirteen week periods ended November 26, 2005 and November 27, 2004. Gross margin benefited from higher pharmacy margins, driven by an improvement in generic prescription mix and reduced inventory costs resulting from purchasing improvements. These improvements were offset by an increase in occupancy expense caused by additional rent on owned stores that have been sold and leased back and an increase in LIFO charges. Front end gross margin contribution was flat compared to prior year.

Gross margin was 24.9% for the thirty-nine week period ended November 26, 2005 compared to 24.7% for the thirty-nine week period ended November 27, 2004. Gross margin benefited from higher pharmacy margins, driven by an improvement in generic prescription mix and reduced inventory costs resulting from purchasing improvements. This was somewhat offset by a decrease in front end gross margin, due to an increase in circular markdowns.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $7.6 million and $22.8 million for the thirteen and thirty-nine week periods ended November 26, 2005 versus LIFO charges of $5.8 million and $17.3 million for the thirteen and thirty-nine week periods ended November 27, 2004.

Selling, General and Administrative Expenses

SG&A as a percentage of revenues was 23.1% in the thirteen week period ended November 26, 2005 compared to 22.1% in the thirteen week period ended November 27, 2004. The increase in SG&A as a percentage of revenues for the thirteen week period ended November 26, 2005 was driven by increases in salaries and benefits, advertising expense, utility expense, securitization program fees and a decrease in litigation settlement income.

SG&A as a percentage of revenues was 22.7% in the thirty-nine week period ended November 26, 2005 compared to 22.0% in the thirty-nine week period ended November 27, 2004. The increase in SG&A as a percentage of revenues for the thirty-nine week period ended November 26, 2005 was due to increases in salaries and benefits, utility expenses, advertising expenses, and securitization program fees.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
	(dollars in thousands)
Impairment charges	$3,517	$782	$10,321	$1,681
Store and equipment lease exit (credits) charges	(865)	1,615	15,984	9,582
	$2,652	$2,397	$26,305	$11,263

Impairment Charges:    Impairment charges include non-cash charges of $3.5 million and $0.8 million in the thirteen week periods ended November 26, 2005 and November 27, 2004, respectively, for the impairment of long-lived assets at 28 and 13 stores, respectively. Impairment charges include non-cash charges of $10.3 million and $1.7 million in the thirty-nine week periods ended November 26, 2005 and November 27, 2004, respectively, for the impairment of long-lived assets at 62 and 35 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store. These impairment charges do not include any asset writedowns related to Hurricane Katrina.

Store and Equipment Lease Exit (Credits) Charges:    During the thirteen week periods ended November 26, 2005 and November 27, 2004, we recorded (credits) charges for 5 stores and 4 stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended November 26, 2005 and November 27, 2004, we recorded charges for 17 and 10 stores, respectively, to be closed or relocated under long-term leases. We have not recorded any closed store charges related to stores impacted by Hurricane Katrina, since we have not made a decision as to whether to re-open these stores. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The credit recorded for the thirteen week period ended November 26, 2005 was due to increases in the risk free rate that is used to discount the closed store reserve. The increase in closed store charges for the thirty-nine week period ended November 26, 2005 was due to decreases in the risk free rate that is used to discount the closed store reserve.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $66.9 million and $205.3 million for the thirteen and thirty-nine week periods ended November 26, 2005, compared to $70.7 million and $225.0 million for the thirteen and thirty-nine week periods ended November 27, 2004. The decrease for the thirteen and thirty-nine week periods ended November 26, 2005 was due to decreases in outstanding borrowings, a lower interest rate from our amended senior secured credit facility and the July 2005 redemption of our 11.25% Senior Notes due 2008. After taking into effect the terms of the amended senior secured credit facility, and assuming no further changes in LIBOR rates, we expect interest expense for the remainder of the year to be approximately $68.4 million. The weighted average interest rates, excluding capital leases, on our indebtedness for both the thirty-nine week periods ended November 26, 2005 and November 27, 2004, was 7.4% and 7.0% respectively.

Income Taxes

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to our remaining net deferred tax assets at least annually at the end of each fiscal year and at such time as events have occurred or are anticipated to occur that may change our most recent assessment. The estimation of required valuation allowances is based on a number of factors including our historical operating performance and our expectation that we can generate sustainable consolidated taxable income for the foreseeable future. As a result of our operating performance in fiscal 2005 and the more favorable near term outlook for profitability, a portion of the valuation allowance was reduced in the fourth quarter of 2005. Should we determine at year end that it is more likely than not that we will realize additional deferred tax assets in the future, an additional adjustment would be required. Although the final outcome of this evaluation cannot be quantified at this time, a further reduction of the valuation allowance against our deferred tax assets is possible.

The provision for federal and state and local income taxes for the thirty-nine week period ended November 26, 2005 was net of the results from the receipt of a federal refund claim of $7.8 million which related to the conclusion in fiscal 2004 of the Internal Revenue Service examination for fiscal years 1996 through 2000. We expect to pay minimal cash taxes for the foreseeable future as we have approximately $2.3 billion of net operating losses available to offset future income.

The provision for income taxes for the thirty-nine week period ended November 27, 2004 was for state and local income taxes. The federal income tax expense was fully offset by utilization of net operating loss carryforwards resulting in the reduction of previously recorded valuation allowances.

Liquidity and Capital Resources

General

We have five primary sources of liquidity: (i) cash equivalent investments, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our securitization agreements, (iv) the revolving credit facility under our amended senior secured credit facility and (v) sale leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to provide funds for repurchase of our publicly traded debt.

Credit Facility

On September 30, 2005, we amended our senior secured credit facility. At November 26, 2005, the amount outstanding on the revolver was $530.0 million. The amended senior credit facility consists solely of a $1.75 billion revolving credit facility. Borrowings under the amended senior secured credit facility currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending on the amount of revolver availability, as specified in the amended senior secured credit facility. We are required to pay fees of 0.25% per annum on the daily unused amount of the amended revolving credit facility.

The amended senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion in secured subordinated debt in addition to the amended senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). We have the ability to incur additional unsecured debt of up to $750.0 million with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 13, 2010 that can be incurred is $1.8 billion. At November 26, 2005, remaining additional permitted secured subordinated debt under the amended senior secured credit facility was $798.0 million in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The amended senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The amended senior secured facility also allows for the repurchase of any debt with a maturity on or before September 2010, and for the repurchase of debt with a maturity after September 2010, if we maintain availability on the revolving credit facility of at least $100.0 million.

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

The amended senior secured credit facility provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

Our ability to borrow under the amended senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At November 26, 2005, we had $530.0 million of borrowings outstanding under the revolving credit facility. At November 26, 2005, we also had letters of credit outstanding against the revolving credit facility of $110.7 million, which gave us additional borrowing capacity of $1.1 billion.

Our amended senior secured credit facility is backed by a syndicate of banks. The lead banks in this syndicate, Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. have provided certain financial advisory, investment banking and other services for us, for which they have received customary fees and commissions.

Other Transactions

On December 15, 2005, we paid at maturity the remaining outstanding principal amount of $38.0 million of our 6.0% fixed-rate senior notes due December 2005.

On July 15, 2005, we completed the early redemption of all of our outstanding $150.0 million aggregate principal amount of 11.25% notes due July 2008 at their contractually determined early redemption price of 105.625% plus accrued interest. We funded this redemption with borrowings under our receivable securitization agreements. We recorded a loss on debt modification of $9.2 million related to this transaction.

On April 15, 2005, we paid at maturity the remaining outstanding principal amount of $170.5 million of our 7.625% senior notes due April 2005.

In September 2004, we replaced our senior secured credit facility due April 2008 with an amended senior secured credit facility due September 2009. As a result of the placement of this facility, we recorded a loss on debt modification in the thirteen and thirty-nine week periods ended November 27, 2004 of $20.2 million.

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

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2006, and the succeeding four fiscal years are as follows: 2006- $38.3 million; 2007 – $573.7 million; 2008 – $0.6 million; 2009 – $150.3 million; 2010 – $0.1 million; and $2.1 billion in 2011 and thereafter. At November 26, 2005, we were in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation’s wholly owned subsidiaries guarantee the obligations under the amended senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the amended senior secured credit facility. Rite Aid Corporation’s direct obligations under the amended senior secured credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011, the 8.125% senior secured notes due 2010 and the 7.5% senior secured notes due 2015 are guaranteed by substantially all of our wholly-owned subsidiaries and are secured on a second priority basis by the same collateral as the amended senior secured credit facility.

The subsidiary guarantees related to our amended senior secured credit facility and second priority bond issuances are full and unconditional and joint and several. Also, the parent company’s assets and operations are not material and subsidiaries not guaranteeing the amended senior secured credit facility and bond issuances are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

Preferred Stock Transactions

During the thirty-nine week period ended November 26, 2005, we issued 4.8 million shares of Series I Mandatory Convertible Preferred Stock (‘‘Series I preferred stock’’) at an offering price of $25 per share. Dividends on the Series I preferred stock are $1.38 per share per year, and are due and payable on a quarterly basis in either cash or common stock or a combination of both at our election.

The Series I preferred stock will automatically convert into common stock on November 17, 2008 at a rate that is dependent upon the adjusted applicable market value of our common stock (as defined in the Series I Certificate of Designations). If the adjusted applicable market value of our common stock is $5.30 a share or higher at the conversion date, then the Series I preferred stock is convertible at a rate of 4.7134 shares of our common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of our common stock is less than or equal to $4.42 per share at the conversion date, then the Series I preferred stock is convertible at a rate of 5.6561 shares of our common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of our common stock is between $4.42 per share and $5.30 per share at the conversion date, then the Series I preferred stock is convertible into common stock at a rate that is between 4.7134 and 5.6561 per share. The holder may convert shares of the Series I preferred stock into common stock at any time prior to the mandatory conversion date at the rate of 4.7134 per share. The Series I preferred stock is also convertible at our option, but only if the adjusted applicable market value of our common stock exceeds $9.55. If we are subject to a cash acquisition (as defined in the Certificate of Designations) prior to the mandatory conversion date, the holder may elect to convert the shares of Series I preferred stock into shares of common stock using a conversion rate set forth in the Certificate of Designations. The holder will also receive a payment equal to the present value of all scheduled dividends through the mandatory conversion date.

Proceeds from the issuance of the Series I preferred stock, along with borrowings under the revolver, were used to redeem all of our shares of its Series F preferred stock, at 105% of the liquidation preference of $100 per share. We paid a premium to redeem the Series F preferred stock of $5.9 million.

Off Balance Sheet Obligations

We maintain receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles. Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables, and for the SPE to borrow the funds secured by these receivables of up to $400.0 million. The amount of receivables funded at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to this amount can occur on a weekly basis. Proceeds from the sale of receivables to the SPE totaled $345.0 million and $150.0 million on November 26, 2005 and February 26, 2005, respectively. We retained an interest in the third party pharmaceutical receivables in the form of overcollateralization of $187.0 million and $426.4 million on November 26, 2005 and February 26, 2005, respectively, which is included in the accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

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

The vehicles that purchase receivables from the SPE have a commitment to purchase that ends September 2006 with the option to annually extend the commitment to purchase. Should any of the vehicles fail to renew their commitment, we have access to a backstop credit facility, which is backed by the entities that make loans to the SPE’s. The backstop facility is committed through September 2007.

As of November 26, 2005, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above. Our contractual cash obligations and commitments, which consist primarily of debt, capital and operating leases, open purchase orders, lease guarantees and outstanding letters of credit have not changed materially from the amounts disclosed in our Fiscal 2005 10-K.

Sale Leaseback Transactions

During the thirty-nine week period ended November 26, 2005, we sold the land and buildings on a total of 28 owned stores to independent third parties. Net proceeds from these sales were approximately $77.9 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 27 of these leases as operating leases, which includes one lease previously precluded from sale leaseback accounting due to a form of continuing involvement. This continuing involvement no longer exists. A gain on the sale of these stores of approximately $14.6 million has been deferred and is being recorded over the minimum term of these leases. Losses of $1.0 million were recorded as losses on the sale of assets and investments for the period ended November 26, 2005. We accounted for the remaining lease as a capital lease, as the lease agreement contains a clause that allows the buyer to force us to repurchase the property under certain conditions. We have recorded a capital lease obligation of approximately $2.3 million related to this lease. Future scheduled minimum lease payments under these leases for the remainder of fiscal 2006 and the succeeding four fiscal years are as follows: 2006 – $1.6 million; 2007 - $6.5 million; 2008 - $6.5 million; 2009 - $6.5 million; 2010 - $6.5 million; and $106.8 million in 2011 and thereafter.

During the thirty-nine week period ended November 27, 2004, we sold the land and buildings on 21 owned stores to a third party. Proceeds from this sale were $53.8 million. We entered into an agreement to lease these stores back from the purchaser over a minimum lease term of 20 years. A gain on the transaction of $3.8 million has been deferred and is being recorded over the minimum lease term. A loss of $1.5 million, which relates to certain stores in the transaction portfolio, was recorded as a loss on sale of fixed assets in the thirty-nine week period ended November 27, 2004.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $336.8 million of cash in the thirty-nine week period ended November 26, 2005 and $523.9 million of cash in the thirty-nine week period ended November 27, 2004. Operating cash flow for the thirty-nine week period ended November 26, 2005 was provided by net income of $26.6 million, net proceeds of $195.0 million from the sale of certain of our third party receivables and an increase in accounts payables, partially offset by an increase in inventory. Operating cash flow for the thirty-nine week period ended November 27, 2004 was provided through net income of $73.9 million, proceeds of $335.0 million from the sale of certain of our third party receivables, income tax refunds of $37.6 million and an increase in accounts payable, which was partially offset by increases in inventory.

Cash used in investing activities was $132.2 million for the thirty-nine week period ended November 26, 2005 due to expenditures for property, plant and equipment and intangible assets, offset by proceeds from sale-leaseback transactions and proceeds from asset dispositions. Cash used in investing activities was $81.7 million for the thirty-nine week period ended November 27, 2004 due to expenditures for property, plant and equipment and intangible assets, offset by proceeds from sale-leaseback transactions and asset dispositions.

Cash used in financing activities was $262.3 million for the thirty-nine week period ended November 26, 2005 due to the impact of early redemption of debt, scheduled debt payments, and preferred stock cash dividend payments. Cash used in financing activities was $681.2 million for the thirty-nine week period ended November 27, 2004, due to the amendment of our credit facility and the early redemption of several bonds.

Capital Expenditures

During the thirty-nine week period ended November 26, 2005, we spent $225.8 million on capital expenditures, consisting of $133.1 million related to new store construction, store relocation and store remodel projects, $58.2 million related to technology enhancements, improvements to distribution centers and other corporate requirements and $34.6 million related to the purchase of prescription files from independent pharmacists. We plan to make total capital expenditures of approximately $350 to $400 million during fiscal 2006. These expenditures consist of approximately $190 to $225 million related to new store construction, store relocation and store remodel projects, $115 to $125 million dedicated to technology enhancements, improvements to distribution centers and other corporate requirements, and $45 to $50 million dedicated to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations and proceeds from sale-leaseback transactions.

During the thirty-nine week period ended November 27, 2004, we spent $141.6 million on capital expenditures, consisting of $74.7 million related to new store construction, store relocation and other store construction projects, $45.7 million related to other store improvement activities and $21.2 million related to the purchase of prescription files from independent pharmacists.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with cash equivalent investments, sales of accounts receivable under our securitization agreements and available borrowing under the amended senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2007. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our amended senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123R, ‘‘Share-Based Payment.’’ This standard requires companies to account for share-based payments to associates using the fair value method of expense recognition. This standard is required to be adopted as of the first fiscal year beginning after December 15, 2005. We have not yet adopted SFAS No. 123R. However, as we have adopted the fair value recognition provisions of SFAS No. 123, we do not expect the adoption of SFAS No. 123R to have a material impact on our financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (‘‘FIN 47’’), ‘‘Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143’’. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. We do not expect the adoption to have a material impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition — Critical Accounting Policies and Estimates" included in our Fiscal 2005 10-K.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview’’ and ‘‘Factors Affecting our Future Prospects’’ included in our Fiscal 2005 10-K.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 26, 2005.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value at November 26, 2005
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$38,261	$573,731	$632	$150,329	$120	$1,613,404	$2,376,477	$2,209,047
Average Interest Rate	6.01%	7.46%	8.00%	6.13%	8.00%	8.11%	7.79%
Variable Rate	$—	$—	$—	$—	$—	$530,000	$530,000	$530,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.62%	5.62%

As of November 26, 2005, 18.2% of our total debt is exposed to fluctuations in variable interest rates.

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

ITEM 4.    Controls and Procedures

(a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive

Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes In Internal Control Over Financial Reporting.    During the most recent quarter to which this report relates, we migrated to a new Third Party Accounts Receivable system. The migration, which resulted after more than a year of preparation, testing, and training, necessarily involved material changes to our procedures for internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer believe that throughout the migration process to date, we have maintained internal controls sufficient to ensure appropriate internal control over financial reporting.

Other than as discussed above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any unregistered equity securities covered by this report, nor have we repurchased any equity securities during the period covered by this report.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	5.50% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.8	By-laws, amended and restated	Exhibit 3.1 to Form 8-K, filed on December 19, 2005
4.1	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999

Exhibit Numbers	Description	Incorporation By Reference To
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to The Company's 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.7	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.8	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.9	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.10	Indenture, dated as of January 11, 2005, among the Company, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company’s 7.5% Senior Secured Notes due
	January 15, 2005	Exhibit 99.2 to Form 8-K, filed on January 13, 2005
4.11	Third Amendment and Restatement dated as of September 30, 2005, to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 22, 2004, among Rite Aid Corporation, a Delaware corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing co-agent, JPMorgan Chase Ban, N.A., as syndication agent and collateral processing co-agent, Fleet Retail Group, Inc., as co-documentation agent and collateral agent, The CIT Group/Business Credit, Inc., as co-documentation agent, and General Electric Capital Corporation, as co-documentation agent.	Exhibit 4.11 to Form 10-Q, filed on October 3, 2005
4.12	Definitions Annex to the Senior Loan Documents and the Second Priority Debt Documents	Exhibit 4.12 to Form 10-Q, filed on October 3, 2005

Exhibit Numbers	Description	Incorporation By Reference To
4.13	Second Amendment, dated as of September 30, 2005, to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, among Rite Aid Corporation and its subsidiaries that are a party thereto, the collateral trustees, the collateral processing co-agents and the trustees of various indentures covered by this agreement.	Exhibit 4.13 to Form 10-Q, filed on October 3, 2005
10.1	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000	Filed herewith
10.2	Employment Agreement by and between Rite Aid Corporation and Mark deBruin, dated as of February 5, 2003	Filed herewith
11	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 22, 2005

RITE AID CORPORATION
By: /s/ ROBERT B. SARI Robert B. Sari Executive Vice President and General Counsel

Date: December 22, 2005

By: /s/ KEVIN TWOMEY Kevin Twomey Executive Vice President and Chief Financial Officer