Form 10-K
period 2006-03-04
RITE AID CORP
filed 2006-04-28
CIK 84129

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 4, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From / To

Commission File Number 1-5742

RITE AID CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-1614034
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
30 Hunter Lane, Camp Hill, Pennsylvania	17011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 761-2633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Exchange Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer” and “Large Accelerated Filer’’ in Rule 12b-2 of the Exchange Act.  Large Accelerated ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 27, 2005 was approximately $2,215,043,413. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

As of April 21, 2006 the registrant had outstanding 528,880,621 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on June 21, 2006 are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, as well as our other public filings or public statements, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

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

•       the efforts of private and public third-party payors to reduce prescription drug reimbursement and encourage mail order;

•       competitive pricing pressures and continued consolidation of the drugstore industry;

•       changes in state or federal legislation or regulations;

•       the outcome of lawsuits and governmental investigations;

•       general economic conditions and inflation, interest rate movements and access to capital; and

•       other risks and uncertainties described elsewhere in this filing and from time to time in our other filings with the Securities and Exchange Commission (“the SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects” included in this annual report on Form 10-K.

PART I

Item 1.                        Business

Overview

We are the third largest retail drugstore chain in the United States based on revenues and number of stores. We operate our drugstores in 27 states across the country and in the District of Columbia. As of March 4, 2006, we operated 3,323 stores.

In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call “front-end” products. In fiscal 2006, prescription drug sales accounted for 63.2% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, the federal government’s adoption of a federally funded prescription drug benefit that began in January 2006 (Medicare Part D), which is part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, the discovery of new and better drug therapies and our on-going program of purchasing prescription files from independent pharmacies. We offer approximately 25,000 front-end products, which accounted for the remaining 36.8% of our total sales in fiscal 2006. Front end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We attempt to distinguish our stores from other national chain drugstores, in part, through our private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer approximately 2,700 products under the Rite Aid private brand, which contributed approximately 11.8% of our front-end sales in the categories where private brand products were offered in fiscal 2006.

Our stores range in size from approximately 5,000 to 40,000 square feet. The overall average size of each store in our chain is approximately 12,800 square feet. The larger stores are concentrated in the western United States. As of March 4, 2006, approximately 54% of our stores are freestanding; approximately 41% of our stores include a drive-thru pharmacy; approximately 78% include one-hour photo shops; and approximately 34% include a GNC store-within-Rite Aid-store.

Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange and the Pacific Exchange under the trading symbol of “RAD”. We were incorporated in 1968 and are a Delaware corporation.

Industry Trends

We believe pharmacy sales in the United States will grow between 6% and 9% each year over the next four years based upon studies published by a pharmaceutical market intelligence firm. This anticipated growth is expected to be driven by greater drug utilization, an aging population caused by the “baby boom’’ generation entering their sixties, the increasing life expectancy of the American population, the new Medicare Part D drug benefit program, the introduction of new drugs and the rate of inflation.

Generic prescription drugs help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals is expected to continue to increase for several years. Further, we believe a significant number of new generics are expected to be introduced in the next couple of years. This increase in generic prescriptions improves gross profits in the retail drugstore industry.

The retail drugstore industry is highly competitive and has been experiencing consolidation. We believe that the continued consolidation of the drugstore industry, continued new store openings, increased mail order and drug importation will further increase competitive pressures in the industry. In addition, sales of potential generic pharmaceuticals continue to grow as a percentage of total prescription drug sales, which has a dampening effect on sales growth. The growth rate of prescription drug sales has also been impacted by slower introductions of successful new prescription drugs and safety concerns sometimes resulting in the recall of a drug, such as the antiarthritic drug recalls.

The retail drugstore industry relies significantly on third party payors. Third party payors, including the Medicare Part D plans and the state sponsored Medicaid agencies, periodically evaluate and at times change the eligibility requirements to reduce the number of participants or reduce certain reimbursement rates. These evaluations and resulting changes and reductions are expected to continue. When third-party payors, including the Medicare Part D program and the state sponsored Medicaid agencies, reduce the number of participants or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry could be adversely affected. These possible adverse effects can be partially or entirely offset by expense control, by dispensing more higher margin generics or dispensing more prescriptions, which could come from the anticipated growth opportunities mentioned above or from competitors.

Strategy

Our strategy is to continue to focus on improving the productivity of our existing stores and developing new and relocated stores in our strongest existing markets. We believe that improving the sales of existing stores and growing our existing markets is critical to improving our profitability and cash flow.

The following paragraphs describe in more detail the components of our strategy:

Develop Stores in Existing Markets.   We have resumed our new store, store relocation and store remodeling program. The program is focused on our strongest existing markets. Our goal is to open or relocate approximately 800 to 1,000 stores by the end of fiscal 2010, of which we expect that approximately 50% will be relocated stores and the remaining 50% will be new stores. As part of this program, we plan to continue remodeling stores. An integral part of the program is a new prototype store. Fifty-seven new or relocated stores have recently been constructed and opened utilizing the new prototype. We expect that almost all of the planned new and relocated stores will be the new prototype store. We believe that this program over the longer term, along with the execution of our near term strategy of improving store productivity, will increase our sales.

Grow our Pharmacy Sales and Attract More Customers.   We believe that customer service and convenience are key factors to growing pharmacy sales. To improve customer service, we are focused  on our “With Us, It’s Personal” program that is aimed at delivering more personalized service along with timely delivery to our customers. To help our pharmacists do this, we have completed the development and roll out of our new pharmacy management and dispensing system. This new system, which we call “Nexgen”, provides our pharmacists with better tools and information to meet our customers’ needs. In addition, the new system provides management with important information about the performance of each pharmacy in critical operating areas that drive customer service. We provide our customers with an easy and convenient way to order refills over the telephone or the internet using our automatic refill program. To provide better value to our customers we recommend, when appropriate, the utilization of generic drugs. Generic drugs, which often cost our customers significantly less than a branded drug, are also more profitable for us. Our generic penetration continues to increase every year and we are setting our goals even higher in future years to take advantage of the substantial number of new generics expected to come to market in the next couple of  years.

The implementation of the Medicare Part D Act in January of 2006 provides prescription drug coverage to numerous senior citizens who previously were not covered. We partnered with several third party health plans in programs that communicated information on the Medicare Part D Act to senior citizens. We also offer senior citizens newsletters and prescription discounts through our Living More program, a customer loyalty program. We have also expanded our home health category to target senior citizens with products like wheelchairs, canes, electric scooters and products that enhance bath safety. We believe that programs like these will help us to grow prescription sales in this important market.

To help grow sales and script count, we acquire pharmacy files from other drug stores and have initiatives designed to attract and retain those customers. We have also recently added the capability to provide pharmacy benefit management (“PBM”) services to employers, health plans and insurance companies. We intend to offer, through our PBM capabilities, a 90 day at retail alternative to mail order. We also believe that providing PBM services will create opportunities to direct customers to our stores. Other initiatives put in place in fiscal 2006 that we expect to grow our pharmacy sales include the opening of in-store health clinics in the Portland, Oregon area, and the launch of a medication therapy management program, a fee for service arrangement, in conjunction with physicians and the University of Pittsburgh. These initiatives have been effective at growing sales in their target markets and have scalable, replicable potential for future expansion.

Grow Front-End Sales.   We intend to grow front-end sales through continued emphasis on core drugstore categories, a committment to health and wellness products to enhance our pharmacy position, a focus on seasonal and cross-merchandising, offering a wider selection of products and services to our customers and effective promotions in our weekly advertising circulars. Our focus for expanding our products and services includes several fully integrated health condition marketing programs, e.g., diabetes, allergy, vitamins, heart health, skincare and weight management, a continued strengthening of our collaborative relationship with our suppliers, an emphasis on our Rite Aid private brand products, which provide better value for our customers and higher margins for us, offering ethnic products targeted to selected markets, expansion of the number of GNC store-within-Rite Aid-store, and utilizing digital technology in our one-hour photo development. We believe that the new store and relocation program described earlier will also contribute to an increase in our front-end sales.

Focus on Customers and Associates.   Our “With Us, It’s Personal” commitment encourages associates to provide customers with a superior customer service experience. We obtain feedback on our customer service performance by utilizing an automated survey system that collects store specific information from customers shortly after the point of sale and from independent third party customer surveys. We also have several programs in place that are designed to enhance customer satisfaction, examples of which are the maintenance of a customer support center that centrally receives and processes all customer calls and our “never out of stock” program. We continue to develop and implement associate training programs to improve customer satisfaction and educate our associates about the products we offer. We have implemented programs that create compensatory and other incentives for associates to provide customers with excellent service. We believe that these steps further enable and motivate our associates to deliver superior customer service.

Expense Control.   Our goal is to either lower expense or contain expense in order to leverage the pharmacy and front end sales growth strategies described earlier and allow more investment in the strategies critical for our future. All expense areas are budgeted and monitored but there are targeted areas of spend that are spotlighted for improvement. The targeted expense areas are subject to analysis of the processes involved, an emphasis on collaboration between areas in the company and vendors, utilization of competition between vendors and consolidation of spend volumes to achieve economies of scale. Examples of targeted expense areas include: (i) inventory returns, (ii) utility expense, and (iii) temporary labor. We plan to reduce the volume of merchandise returns and thereby reduce the labor expense and inventory valuation losses related to returns. Utility expense control is focused on improving the energy management practices and replacing certain equipment to lower consumption and accessing alternative energy sources for a lower cost. We plan to collaborate and consolidate the various temporary labor arrangements throughout our business to achieve economies of scale.

Products and Services

Sales of prescription drugs represented approximately 63.2%, 63.6%, and 63.6% of our total sales fiscal years 2006, 2005 and 2004, respectively. In fiscal years 2006, 2005 and 2004, prescription drug sales were $10.9 billion, $10.7 billion, and $10.5 billion, respectively.

We sell approximately 25,000 different types of non-prescription, or front-end products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2006, although certain front-end product classes contributed in excess of 10% to our sales. Our principal classes of products in fiscal 2006 were the following:

Product Class	Percentage of Sales
Prescription drugs	63.2%
Over-the-counter medications and personal care	11.1%
Health and beauty aids	4.9%
General merchandise and other	20.8%

We offer approximately 2,700 products under the Rite Aid private brand, which contributed approximately 11.8% of our front-end sales in the categories where private brand products were offered in fiscal 2006. During fiscal 2006, we added 389 products under our private brand. We intend to continue to increase the number of private brand products.

We have a strategic alliance with GNC under which we have opened 1,145 GNC “stores-within-Rite Aid-stores” and have agreed to open an additional 155 GNC stores-within-Rite Aid-stores across the country by December 31, 2006. GNC is a leading nationwide retailer of vitamin and mineral supplements and personal care, fitness and other health-related products.

Technology

All of our stores are integrated into a common information system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, reduces chances of adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. This system can be expanded to accommodate new stores. Our customers may also order prescription refills over the Internet through www.riteaid.com powered by drugstore.com, or over the phone through our telephonic rapid automated refill systems. As of March 4, 2006 we had installed ScriptPro automated pharmacy dispensing units, which are linked to our pharmacists’ computers and fill and label prescription drug orders, in 970 stores. The efficiency of ScriptPro units allows our pharmacists to spend an increased amount of time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which together are the basis for our automated inventory replenishment process.

In fiscal 2005, we completed the roll-out of our next generation pharmacy dispensing system, and expanded e-prescribing services to all of our stores. We believe our next generation pharmacy system is state of the art and has enhanced management of customers’ prescription orders, assignment of responsibilities within the pharmacy, quality control and measurement and monitoring of each of our pharmacies’ key performance indicators, which include timeliness, completeness, and backlog. Our next generation pharmacy system was designed with optimal ease of use in mind so as to further enable our pharmacists to work directly with customers and doctors.

Suppliers

During fiscal 2006, we purchased approximately 94% of the dollar volume of our prescription drugs from a single supplier, McKesson Corp (“McKesson”), under a contract, which runs through March 2009. Under the contract, with limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling prescriptions until we executed a replacement strategy, which could negatively affect our business. We purchase generic (non-brand name) pharmaceuticals directly from manufacturers. We purchase our non-pharmaceutical merchandise from numerous manufacturers and wholesalers. We believe that competitive sources are readily available for substantially all of the non-pharmaceutical merchandise we carry and that the loss of any one supplier would not have a material effect on our business.

We sell private brand and co-branded products that generally are supplied by numerous competitive sources. The Rite Aid and GNC co-branded PharmAssure vitamin and mineral supplement products and the GNC branded vitamin and mineral supplement products that we sell in our stores are developed by GNC, and along with our Rite Aid brand vitamin and mineral supplements, are manufactured by GNC.

Customers and Third Party Payors

During fiscal 2006, our stores served an average of 1.7 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

In fiscal 2006, 93.9% of our pharmacy sales were to customers covered by health plan contracts which typically contract with third parties payors (such as insurance companies, prescription benefit management companies, governmental agencies, private employers, health maintenance organizations or other managed care providers) that agree to pay for all or a portion of a customer’s eligible prescription purchases and negotiate with us for reduced prescription rates. During fiscal 2006, the top five third party payors accounted for approximately 31.0% of our total sales, the largest of which represented 8.9% of our total sales. During fiscal 2006, Medicaid related sales were approximately 11.4% of our total sales, of which the largest single Medicaid payor was less than 3% of our total sales. Beginning January 2006, a significant amount of our Medicaid prescriptions moved to coverage under the new Medicare Part D plans. After considering this shift in payor, we expect Medicaid related sales to represent approximately 8% of total sales in fiscal 2007. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

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

Marketing and Advertising

In fiscal 2006, marketing and advertising expense was $293.5 million, which was spent primarily on nationwide weekly circular advertising. We have implemented various programs that are designed to support our health and wellness vision and improve our image with customers by delivering upon our “With Us, It’s Personal” brand promise. These include health condition marketing platforms focused on specific health conditions, increased GNC presence through expanded locations and promotional activity, continuation of our Rite Aid Health and Beauty Expos, and marketing and merchandising strategies that capitalize on emerging beauty trends such as men’s grooming, spa products, proprietary cosmetics and skincare. We continue to implement programs that are specifically directed to our pharmacy business. These include promotions that provide incentives for customers that transfer their prescriptions to us, a card-based loyalty program for senior citizens called “Living More” that provides meaningful discounts and targeted newsletters and offers, direct marketing programs, comprehensive health condition management programs, and other educational materials to help customers with their healthcare decisions. We are creating a more inviting store environment for our Hispanic customers through tailored product assortments and bi-lingual signing and advertising in stores with large Hispanic customer bases.

Associates

We believe that our relationships with our associates are good. As of March 4, 2006, we had 70,200 associates, 12% of which were pharmacists, 47% of which were part-time and 38% of which were unionized. Associate satisfaction is critical to the success of our strategy. We have surveyed our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission.

There is a national shortage of pharmacists. We have implemented various associate incentive plans in order to attract and retain qualified pharmacists, have added an on-boarding survey to find out how newly hired pharmacists are doing and have an advisory board made up entirely of associates that are pharmacists. We have also expanded our efforts in recruitment of pharmacists through an increase in the number of recruiters, a successful pharmacist intern program, improved relations with pharmacy schools and the development of an international recruiting effort.

Research and Development

We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC we have a license to operate GNC “stores-within-Rite Aid-stores”. Additionally, we hold licenses granted to us by the Nevada Gaming Commission that allow us to place slot machines in our Nevada stores. We also hold licenses to operate our pharmacies and our distribution facilities. Together, these licenses are material to our operations.

Seasonality

We experience moderate seasonal fluctuations in our results of operations concentrated in the first and fourth fiscal quarter as the result of the concentration of the cough, cold and flu season and the holidays. We tailor certain front-end merchandise to capitalize on holidays and seasons. We increase our inventory levels during our third fiscal quarter in anticipation of the seasonal fluctuations described above. Our results of operations in the fourth and first fiscal quarters may fluctuate based upon the timing and severity of the cough, cold and flu season, both of which are unpredictable.

Regulation

Our business is subject to various federal and state regulations. For example, pursuant to the Omnibus Budget Reconciliation Act of 1990 (“OBRA”) and comparable state regulations, our pharmacists are required to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists and may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effect.

The appropriate state boards of pharmacy must license our pharmacies and pharmacists. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration and are subject to Federal Drug Enforcement Agency regulations relative to our pharmacy operations, including regulations governing purchasing, storing and dispensing of controlled substances. Applicable licensing and registration requirements require our compliance with various state statutes, rules and/or regulations. If we were to violate any applicable statute, rule or regulation, our licenses and registrations could be suspended or revoked and we could be subject to fines or penalties.

In recent years, an increasing number of legislative proposals have been enacted, introduced or proposed in Congress and in some state legislatures that effect or would effect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include drug importation, changes in qualified participants and changes in reimbursement levels. Although we believe we are well positioned to respond to these developments, we cannot predict the long-term outcome or effect of legislation from these efforts.

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

Corporate Governance and Internet Address

We recognize that good corporate governance is an important means of protecting the interests of our stockholders, associates, customers, and the community. We have closely monitored and implemented relevant legislative and regulatory corporate governance reforms, including provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the rules of the SEC interpreting and implementing Sarbanes-Oxley, and the corporate governance listing standards of the New York Stock Exchange.

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

Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish to, the SEC.

Item 1A.   Risk Factors

Factors Affecting our Future Prospects

Set forth below is a description of certain risk factors which we believe may be relevant to an understanding of us and our business. Securityholders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. See “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Financial Condition

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

We had, as of March 4, 2006, $3.1 billion of outstanding indebtedness and stockholders’ equity of $1,606.9 million. We also had additional borrowing capacity under our revolving credit facility of $1,100.3 million at that time, net of outstanding letters of credit of $115.7 million. Our debt obligations adversely affect our operations in a number of ways and while we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal year 2007, there can be no assurance that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt. Our earnings were insufficient to cover fixed charges for fiscal 2006 and fiscal 2004 by $23.1 million and $2.6 million, respectively. Our ratio of earnings to fixed charges for fiscal 2005 was 1.15.

Our high level of indebtedness will continue to restrict our operations. Among other things, our indebtedness will:

•       limit our ability to obtain additional financing;

•       limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

•       place us at a competitive disadvantage relative to our competitors with less indebtedness;

•       render us more vulnerable to general adverse economic, regulatory and industry conditions; and

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

Borrowings under our senior secured credit facility and expenses related to the sale of our accounts receivable under our receivables securitization agreements are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

Approximately $534 million of our outstanding indebtedness as of March 4, 2006 bears an interest rate that varies depending upon LIBOR. If we borrow additional amounts under our senior credit facility, the interest rate on those borrowings will also vary depending upon LIBOR. Further, we pay ongoing program fees under our receivables securitization agreements that vary depending upon LIBOR. If LIBOR rises, the interest rates on outstanding debt and the program fees under our receivables securitization program will increase. Therefore an increase in LIBOR would increase our interest payment obligations under these outstanding loans, increase our receivables securitization program fee payments and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest.

The covenants in our outstanding indebtedness impose restrictions that may limit our operating and financial flexibility.

The covenants in the instruments that govern our outstanding indebtedness limit our ability to:

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

In addition, if we have less than $100.0 million available under our revolving credit facility, we will be subject to certain financial covenant ratios. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on terms acceptable to us. If we obtain modifications of our agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs.

Risks Related to Our Operations

We need to continue to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot continue to effectively implement our business strategy or if our strategy is negatively affected by general economic conditions.

We have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores is important to improving profitability and operating cash flow. If we are not successful in implementing our strategy, or if our strategy is not effective, we may not be able to improve our operations. In addition, any adverse change in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales or can adversely affect consumer buying practices and reduce our sales of front-end products, and cause a decrease in our profitability. Failure to continue to improve operations or a decline in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

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

We obtain approximately 94% of the dollar value of our prescription drugs from a single supplier, McKesson, pursuant to a contract that runs through March 2009. Pharmacy sales represented approximately 63.2% of our total sales during fiscal 2006, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson would make it difficult for us to continue to operate our business until we executed a replacement strategy. There can be no assurance that we would be able to find a replacement supplier on a timely basis or that such supplier would be able to fulfill our demands on similar terms, which would have a material adverse effect on our results of operations, financial condition and cash flows.

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

Drug benefit plan sponsors and third party payors could change their plan eligibility criteria and further encourage or require the use of mail-order prescriptions which could decrease our sales and reduce our margins and have a material adverse effect on our business.

An adverse trend for drugstore retailing has been initiatives to contain rising healthcare costs leading to the rapid growth in mail-order prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years and are predicted to continue to rise. Mail-order prescription distribution methods are perceived by employers and insurers as being less costly than traditional distribution methods and are being encouraged, and, in some cases, required, by third party pharmacy benefit managers, employers and unions that administer benefits. As a result, some labor unions and employers are requiring, and others may encourage or require, that their members or employees obtain medications from mail-order pharmacies which offer drug prescriptions at prices lower than we are able to offer.

Another adverse trend for drugstore retailing has been for drug benefit plan sponsors and third party payors to change their plan eligibility requirements resulting in fewer beneficiaries covered and a reduction in the number of prescriptions allowed.

Mail-order prescription distribution and drug benefit plan eligibility changes have negatively affected sales for traditional chain drug retailers, including us, in the last few years and we expect such negative effect to continue in the future. There can be no assurance that our efforts to offset the effects of mail order and eligibility changes will be successful.

The availability of pharmacy drugs is subject to governmental regulations.

The continued conversion of various prescription drugs to over-the-counter medications may reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy or front-end product mix. For example, growth in late 2004 and 2005 was slowed by the negative publicity surrounding certain arthritis medications and other high-volume drugs, which adversely affected pharmacy sales.

Changes in third party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on our business.

Sales of prescription drugs, as a percentage of sales, and the percentage of prescription sales reimbursed by third parties, have been increasing and we expect them to continue to increase. In fiscal 2006, sales of prescription drugs represented 63.2% of our sales and 93.9% of all of the prescription drugs that we sold were with third party payors. During fiscal 2006, the top five third-party payors accounted for approximately 31.0% of our total sales, the largest of which represented 8.9% of our total sales. In fiscal 2006, approximately 11.4% of our revenues were from state sponsored Medicaid agencies, the largest of which was less than 3% of our total sales. Beginning January 2006, a significant amount of our Medicaid related prescriptions moved to coverage under the new Medicare Part D plans. After considering this shift in payor, we expect Medicaid related sales to represent approximately 8% of total sales in fiscal 2007. Any significant loss of third-party payor business could have a material adverse effect on our business and results of operations.

Third party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, the Medicare Part D program, which went into effect January 1, 2006, has reimbursement levels that are lower than the previous level of reimbursement. There have been a number of recent proposals and enactments by the Federal government and various states to reduce Medicaid reimbursement levels in response to budget problems, some of which propose to reduce reimbursement levels in the applicable states significantly, and we expect other similar proposals in the future. If third party payors reduce their reimbursement levels or if Medicare or state Medicaid programs cover prescription drugs at lower reimbursement levels, our margins on these sales would be reduced, and the profitability of our business and our results of operations, financial condition or cash flows could be adversely affected.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.

Our pharmacy business is subject to federal, state and local government laws and regulation. These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements and could adversely affect the continued operation of our business.

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

Federal and state reform programs, such as healthcare reform and enforcement initiatives of federal and state governments may also affect our pharmacy business. These initiatives include:

•       proposals designed to significantly reduce spending on Medicare, Medicaid and other government programs;

•       changes in programs providing for reimbursement for the cost of prescription drugs by third party plans;

•       the Medicare Modernization Act;

•       increased scrutiny of, and litigation relating to, prescription drug manufacturers’ pricing and marketing pactices; and

•       regulatory changes relating to the approval process for prescription drugs.

These initiatives could lead to the enactment of, or changes to, federal regulations and state regulations that could adversely impact our prescription drug sales and, accordingly, our results of operations, financial condition or cash flows. It is uncertain at this time what additional healthcare reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system. Future healthcare or budget legislation or other changes, including those referenced above, may materially adversely impact our pharmacy sales.

Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings and unintentional distribution of counterfeit drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance. We cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission.

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

Item 1B.   Unresolved SEC Staff Comments

None

Item 2.   Properties

As of March 4, 2006, we operated 3,323 retail drugstores. The overall average selling square feet of each store in our chain is 11,000 square feet. The overall average total square feet of each store in our chain is 12,800. The stores in the eastern part of the U.S. average 8,800 selling square feet per store (9,900 average total square feet per store). The stores in the southern part of the U.S. average 9,300 selling square feet per store (10,200 average total square feet per store). The stores in the central part of the U.S. average 9,100 selling square feet per store (10,000 average total square feet per store). The stores in the western part of the U.S. average 16,300 selling square feet per store (20,200 average total square feet per store).

Our new store prototype, which is being utilized in our new store and store relocation program, has an overall average selling square footage of 11,500 and an overall average total square feet of 14,500. The new store prototype in the eastern parts of the U.S. will average 10,200 square feet (13,000 average total square feet per store). The new store prototype in the western part of the U.S. will average 14,000 selling square feet (17,400 average total square feet per store).

The table below identifies the number of stores by state as of March 4, 2006:

State	Store Count
Alabama	110
California	588
Colorado	25
Connecticut	35
Delaware	24
District of Columbia	8
Georgia	47
Idaho	19
Indiana	9
Kentucky	116
Louisiana	68
Maine	79
Maryland	133
Michigan	317
Mississippi	28
Nevada	36
New Hampshire	38
New Jersey	156
New York	383
Ohio	236
Oregon	71
Pennsylvania	348
Tennessee	47
Utah	24
Vermont	12
Virginia	133
Washington	131
West Virginia	102
Total	3,323

Our stores have the following attributes at March 4, 2006:

Attribute	Number	Percentage
Freestanding	1,795	54%
Drive through pharmacy	1,354	41%
One-hour photo development department	2,607	78%
GNC stores-within a Rite Aid-store	1,145	34%

We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease a 100,000 square foot building near Harrisburg, Pennsylvania for use by additional administrative personnel. We lease 3,093 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

We operate the following distribution centers and overflow storage locations, which we own or lease as indicated:

Location	Owned or Leased	Approximate Square Footage
Rome, New York	Owned	283,000
Utica, New York(1)	Leased	172,000
Poca, West Virginia	Owned	255,000
Dunbar, West Virginia(1)	Leased	110,000
Perryman, Maryland	Owned	885,000
Belcamp, Maryland(1)	Leased	252,000
Tuscaloosa, Alabama	Owned	230,000
Cottondale, Alabama(1)	Leased	155,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Owned	513,000
Woodland, California(1)	Leased	200,000
Wilsonville, Oregon	Leased	517,000
Wilsonville, Oregon(1)	Leased	96,000
Lancaster, California	Owned	914,000

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

On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, under performing or otherwise deemed unsuitable. When we reduce in size, close or relocate a store, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of March 4, 2006, we have 6,116,357 square feet of excess space, of which 4,148,653 square feet was subleased.

Item 3.   Legal Proceedings

We had been under a federal government investigation by the United States Attorney, involving various matters related to prior management’s business practices. We recorded an accrual of $20.0 million in fiscal 2003 in connection with this investigation. During 2006, this investigation concluded resulting in us not being required to pay any fine or penalty. Accordingly, the accrual of $20.0 million was reversed to zero in the fourth quarter of fiscal 2006.

We are subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. We believe these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on our financial conditions, results of operations or cash flows if decided adversely.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year covered by this report.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

Our common stock is listed on the New York and Pacific Stock Exchanges under the symbol “RAD.” On April 21, 2006, we had approximately 24,842 shareholders of record. Quarterly high and low stock prices, based on the New York Stock Exchange (“NYSE”) composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2007 (through April 21, 2006)	First	$4.48	$3.79
2006	First	4.24	3.49
	Second	4.82	3.96
	Third	4.28	3.28
	Fourth	4.10	3.45
2005	First	5.75	4.53
	Second	5.38	4.38
	Third	4.58	3.35
	Fourth	3.81	3.41

We have not declared or paid any cash dividends on our common stock since the third quarter of fiscal 2000 and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our senior secured credit facility and some of the indentures that govern our other outstanding indebtedness restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

During fiscal 2006, we redeemed all shares of our Series F preferred stock for $124.9 million.

Other than set forth above, we have not sold any unregistered equity securities during the period covered by this report, nor have we repurchased any equity securities during the period covered by this report.

The Chief Executive Officer of the Company certified to the NYSE on June 24, 2005 that she was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Item 6.                        Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes appearing on pages 46-88.

	Fiscal Year Ended
	March 4, 2006 (53 weeks)	February 26, 2005 (52 weeks)	February 28, 2004 (52 weeks)	March 1, 2003 (52 weeks)	March 2, 2002 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$17,270,968	$16,816,439	$16,600,449	$15,791,278	$15,166,170
Costs and expense:
Cost of goods sold(1)	12,571,860	12,202,894	12,163,735	11,611,829	11,252,229
Selling, general and administrative expenses(1) and (2)	4,307,421	4,127,536	4,029,220	3,900,553	3,850,134
Goodwill amortization(3)	—	—	—	—	21,007
Store closing and impairment charges	68,692	35,655	22,074	135,328	251,617
Interest expense	277,017	294,871	313,498	330,020	396,064
Interest rate swap contracts	—	—	—	278	41,894
Loss (gain) on debt modifications and retirements, net	9,186	19,229	35,315	(13,628)	221,054
Share of loss from equity investments	—	—	—	—	12,092
(Gain) loss on sale of assets and investments, net	(6,462)	2,247	2,023	(18,620)	(42,536)
Total costs and expenses	17,227,714	16,682,432	16,565,865	15,945,760	16,003,555
Income (loss) before income taxes	43,254	134,007	34,584	(154,482)	(837,385)
Income tax benefit	(1,229,752)	(168,471)	(48,795)	(41,940)	(11,745)
Net income (loss)	$1,273,006	$302,478	$83,379	$(112,542)	$(825,640)
Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$2.36	$0.50	$0.11	$(0.28)	$(1.81)
Diluted net income (loss) per share	$1.89	$0.47	$0.11	$(0.28)	$(1.81)
Year-End Financial Position:
Working capital	$741,488	$1,335,017	$1,894,247	$1,676,889	$1,580,218
Property, plant and equipment, net	1,717,022	1,733,694	1,882,763	1,867,830	2,095,552
Total assets	6,988,371	5,932,583	6,245,634	6,132,766	6,491,281
Total debt(4)	3,051,446	3,311,336	3,891,666	3,862,628	4,056,468
Redeemable preferred stock(5)	19,970	19,868	19,766	19,663	19,561
Stockholders’ equity (deficit)	1,606,921	322,934	(8,277)	(129,938)	(7,527)
Other Data:
Cash flows from operations provided by (used in):
Operating activities	417,165	518,446	227,515	305,383	16,343
Investing activities	(231,084)	(118,985)	(242,150)	(72,214)	342,531
Financing activities	(272,835)	(571,395)	(15,931)	(211,903)	(107,109)
Capital expenditures	341,349	222,417	267,373	116,154	187,383
Basic weighted average shares	523,938,000	518,716,000	515,822,000	515,129,000	474,028,000
Diluted weighted average shares(6)	676,666,000	634,062,000	525,831,000	515,129,000	474,028,000
Number of retail drugstores	3,323	3,356	3,382	3,404	3,497
Number of associates	70,200	71,200	72,500	72,000	75,000

(1)             Costs of goods sold and selling, general and administrative expenses for the fiscal years ended February 26, 2005, February 28, 2004, March 1, 2003 and March 2, 2002 have been reclassified to conform to current year’s presentation of occupancy costs in selling, general and administrative expenses and warehousing and outbound freight costs in costs of goods sold. See Note 1 of the notes to the accompanying consolidated financial statements for further discussion.

(2)             Includes stock-based compensation expense (benefit). Stock-based compensation expense for the fiscal years ended March 4, 2006, February 26, 2005 and February 28, 2004 was determined using the fair value method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense (benefit) for the fiscal years ended March 1, 2003 and March 2, 2002 was determined using the intrinsic method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

(3)             Effective March 3, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets”, which specifies that goodwill and indefinite life intangibles shall no longer be amortized. Accordingly, no goodwill amortization expense was recorded for the fiscal years ended March 4, 2006, February 26, 2005, February 28, 2004, and March 1, 2003.

(4)             Total debt included capital lease obligations of $178.2 million, $168.3 million, $183.2 million, $176.2 million and $182.6 million, as of March 4, 2006, February 26, 2005, February 28, 2004, March 1, 2003 and March 2, 2002, respectively.

(5)             Redeemable preferred stock was included in “Other Non-current liabilities” as of March 4, 2006, February 26, 2005 and February 28, 2004, respectively.

(6)             Diluted weighted average shares for the years ended March 4, 2006 and February 26, 2005 included the impact of stock options, as calculated under the treasury stock method and convertible debt and preferred stock, as calculated under the if-converted method. Diluted weighted average shares for the year ended February 28, 2004 included the impact of stock options, as calculated under the treasury stock method.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for fiscal 2006 was $1,273.0 million, or $1.89 per diluted share, compared to $302.5 million, or $0.47 per diluted share in fiscal 2005, and $83.4 million, or $0.11 per diluted share in fiscal 2004. Our operating results are described in detail in the Results of Operations and Liquidity and Capital Resources sections of this Item 7. However, some of the key factors that impacted our results in fiscal 2006, 2005, and 2004 are summarized as follows:

Income Tax Valuation Allowance Adjustment.   Net income included a benefit of $1,231.1 million, or $1.90 per diluted share during fiscal 2006 and $179.5 million, or $0.32 per diluted share during fiscal 2005 related to the recognition of net deferred tax assets as a result of the release of a tax valuation allowance. Based upon a review of a number of factors, including historical operating performance and our expectation that we can generate sustainable consolidated taxable income for the foreseeable future, we concluded at the end of fiscal 2006 that the majority of the net deferred tax assets would be utilized. Thus, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, we recorded a tax benefit during fiscal 2006 releasing a majority of the remaining valuation allowance, resulting in a non-cash increase in net income of $1,231.1 million. Based upon the then available factors at the end of the fourth quarter of fiscal 2005, we recorded a tax benefit for a portion of our net deferred tax assets by releasing a portion of our valuation allowance, resulting in a non-cash increase in net income of $179.5 million during fiscal 2005. As of March 4, 2006, we maintain a valuation allowance of $259.6 million against remaining net deferred tax assets.

Sales Trends.   Our revenue growth for fiscal 2006 compared to fiscal 2005 was 2.7% and for fiscal 2005 compared to fiscal 2004 was 1.3%. Factors affecting our growth are discussed more thoroughly in the Results of Operations section of this Item 7. Significant factors negatively impacting our revenue were customer concerns over the safety of certain categories of drugs, changes in various states’ Medicaid coverages, a higher level of prescriptions using generic drugs and lower reimbursement rates, including the new Medicare Part D program. Another significant factor negatively effecting our revenue growth was the continuing penetration of mail order prescription programs, particularly the mandatory mail program that the United Auto Workers implemented beginning January 2004. Additionally, our revenue growth was negatively effected by difficult comparisons to prior year revenues for our stores in Southern California that benefited from the effects of a strike at several Southern California grocery chains that ended March 2004. As described in the Strategy section of Item 1 of this Form 10-K, we are taking steps to offset these negative factors by working to increase sales at our existing stores through improved customer service and developing new and relocated stores in our strongest markets. Compared to the prior year, our revenue declined by 0.5% in the first quarter and grew 0.2%, 0.9%, and 9.9% in the second, third and fourth quarters, respectively. Revenue growth in the fourth quarter of fiscal 2006 was impacted by an extra week, as fiscal 2006 was a fifty-three week year.  The impact of this fifty-third week was 7.9%. However, we expect our revenue results to continue to face significant pressures from the existing competitive environment.

Hurricane Katrina.   On August 29, 2005, Hurricane Katrina made landfall in Louisiana and proceeded to move through Mississippi and Alabama, causing one of the worst natural disasters in the history of the United States. As of March 4, 2006, we had 16 stores that remained closed. We are still assessing whether to rebuild or re-open these stores, and do not expect these stores to be re-opened or rebuilt until sometime in fiscal 2007 or after.

During fiscal 2006, we incurred costs and damages related to Hurricane Katrina of $25.4 million. These costs and damages included the write-off of inventory and long-lived assets at net book value, relief and other payments to associates and other clean-up costs. In addition, we incurred $1.2 million of costs relating to the major remodeling and reconstruction of certain of the impacted stores. We maintain insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product and business interruption. The insurance coverage is for current replacement value, less certain deductible amounts depending on the nature of the loss and number of occurances.

As of March 4, 2006, we received advance payments of $30.9 million from our insurance carriers. The excess of advance payments over the amounts written off of $5.5 million represents a deferred gain, and was included in other non-current liabilities. The $1.2 million of costs relating to the major remodeling and reconstruction of certain of the impacted stores was included in construction in progress.

The impact of Hurricane Katrina on our sales and operating results for fiscal 2006 was not material.

Debt Refinancing and Receivables Securitization.   In fiscal years 2006, 2005 and 2004, we took several steps to improve our leverage, extend the terms of a substantial amount of our debt, lower our interest rates and obtain more flexibility. In fiscal 2006, we amended our senior secured credit facility to consist solely of a $1.75 billion revolving credit facility, paid at maturity the remaining outstanding principal on two existing notes and completed the early redemption of another existing note. As a result of amending our senior secured credit facility and the early redemption of an existing note, we recorded a loss on debt modifications of $9.2 million. In fiscal 2005, we replaced our senior secured credit facility with a new credit facility, entered into receivable securitization agreements, issued new senior secured notes, and repurchased portions of several existing notes prior to maturity. As a result of entering into the new senior secured credit facility and the receivables securitization agreements, we recorded a loss on debt modifications of $20.0 million, offset by net gains of $0.8 million related to the note repurchases described above. In fiscal 2004, we replaced our then existing senior secured credit facility with a new senior secured credit facility, issued new senior notes and repurchased portions of several existing notes prior to maturity. These activities resulted in a loss of $43.2 million related to the termination of the old senior secured credit facility, offset by net gains of $7.9 million related to the note repurchases described above. These steps and our operating cash flow have enabled us to reduce our debt from $3.9 billion as of March 1, 2003 to $3.1 billion as of March 4, 2006. These transactions are discussed in more detail in the Liquidity and Capital Resources section below.

Dilutive Equity Issuances.   At March 4, 2006, 527.7 million shares of common stock were outstanding and an additional 213.2 million shares of common stock were issuable related to outstanding stock options, convertible notes and preferred stock.

Our 213.2 million shares of potentially issuable common stock consist of the following:

(Shares in thousands)

Strike price	Outstanding Stock Options(a)	Convertible Notes(b)	Preferred Stock	Total
	(Shares in thousands)
$5.50 and under	55,111	—	112,054	167,165
$5.51 to $7.50	2,189	38,462	—	40,651
$7.51 and over	5,418	—	—	5,418
Total issuable shares	62,718	38,462	112,054	213,234

(a)           The exercise of these options would provide cash of $296.2 million

(b)          The conversion of these notes to equity would reduce the principal amount of debt by $250.0 million

Results of Operations

Revenue and Other Operating Data

	Year Ended
	March 4, 2006 (53 Weeks)	February 26, 2005 (52 Weeks)	February 28, 2004 (52 Weeks)
	(Dollars in thousands)
Revenues	$17,270,968	$16,816,439	$16,600,449
Revenue growth	2.7%	1.3%	5.1%
Same store sales growth(1)	1.1%	1.6%	5.7%
Pharmacy sales growth	2.0%	1.3%	5.8%
Same store pharmacy sales growth(1)	0.3%	1.6%	6.4%
Pharmacy sales as a % of total sales	63.2%	63.6%	63.6%
Third-party sales as a % of total pharmacy sales	93.9%	93.5%	93.3%
Front-end sales growth	3.8%	1.1%	3.9%
Same store front-end sales growth(1)	2.6%	1.6%	4.6%
Front-end sales as a % of total sales	36.8%	36.4%	36.4%
Store data:
Total stores (beginning of period)	3,356	3,382	3,404
New stores	17	7	2
Closed stores	(56)	(38)	(26)
Store acquisitions, net	6	5	2
Total stores (end of period)	3,323	3,356	3,382
Remodeled stores	173	169	170
Relocated stores	53	13	7

(1)          Same store sales for fiscal 2006 are calculated by comparing the 53 week period ended March 4, 2006 with the 53 week period ended March 5, 2005.

Revenues

Fiscal 2006 compared to Fiscal 2005:   The 2.7% growth in revenues for fiscal 2006 was driven by front-end sales growth of 3.8% and pharmacy sales growth of 2.0%. Sales growth in front-end and pharmacy was driven by increases in same store sales, which are discussed in more detail in the paragraphs below, and by the additional week in fiscal 2006. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocated stores are not included in same store sales.

Fiscal 2006 pharmacy same store sales increased by 0.3%, due to an increase in price per prescription, offset by an increase in generic sales, lower reimbursement rates, including the lower reimbursement rates from the new Medicare Part D program, and a decrease in the number of prescriptions filled. The decrease in the number of prescriptions filled was due primarily to certain third party payors requiring or encouraging customers to use mail order, competitor growth in our markets, changes in medicaid coverages, safety concerns in antiarthritic, psychotherapeutic and hormone therapy prescriptions and a milder cough, cold and flu season than the prior year.

Fiscal 2006 front-end same store sales increased by 2.6%, primarily as a result of improvement in our core categories such as over-the-counter, health and beauty care and consumable and food products partially offset by a decrease in photo and film sales and the decrease in categories negatively impacted by a milder cough, cold and flu season.

Fiscal 2005 compared to Fiscal 2004:   The 1.3% growth in revenues for fiscal 2005 was driven by pharmacy sales growth of 1.3%, and front-end sales growth of 1.1%. Sales growth in both pharmacy and front end was driven by increases in same store sales, which are discussed in more detail in the paragraphs below.

Fiscal 2005 pharmacy same store sales increased by 1.6%, due to increases in price per prescription, offset by an increase in generic sales, lower reimbursement rates, and a decrease in the number of prescriptions filled. This reduction in prescriptions filled is due primarily to certain third party payors requiring or encouraging customers to use mail order, safety concerns in antiarthritic, psychotherapeutic and hormone therapy prescriptions, the movement of certain prescription drugs to over-the-counter and a milder cough, cold and flu season than in the prior year. The lower rate of increase in fiscal 2005 is also partially attributable to our Southern California stores benefiting from an increase in business in fiscal 2004 related to a union strike at several grocery store chains.

Fiscal 2005 front-end same store sales increased 1.6%, primarily as a result of improvement in our consumable, over-the-counter and health and beauty care categories, partially offset by a decrease in photo and film sales, sales decreases in categories negatively impacted by a milder cough, cold and flu season and decreased traffic in stores that were negatively impacted by mail order programs. The lower rate of increase in fiscal 2005 is also partially attributable to our Southern California stores benefiting from an increase in business in fiscal 2004 related to a union strike at several grocery store chains.

Costs and Expenses

	Year Ended
	March 4, 2006 (53 Weeks)	February 26, 2005 (52 Weeks)	February 28, 2004 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold	$12,571,860	$12,202,894	$12,163,735
Gross profit	$4,699,108	$4,613,545	$4,436,714
Gross margin	27.2%	27.4%	26.7%
Selling, general and administrative expenses	$4,307,421	$4,127,536	$4,029,220
Selling, general and administrative expenses as a percentage of revenues	24.9%	24.5%	24.3%
Store closing and impairment charges	68,692	35,655	22,074
Interest expense	277,017	294,871	313,498
Loss on debt modifications and retirements, net	9,186	19,229	35,315
(Gain) loss on sale of assets and investments, net	(6,462)	2,247	2,023

Cost of Goods Sold

Gross margin was 27.2% for fiscal 2006 compared to 27.4% in fiscal 2005. Gross margin was negatively impacted by the recording of a LIFO charge of $32.2 million in fiscal 2006, compared to a LIFO credit of $18.9 million in fiscal 2005. The LIFO credit in fiscal 2005 was caused by significant generic drug deflation. This difference in the LIFO charge from fiscal 2005 to fiscal 2006 decreased gross margin by 0.3%. Gross margin was positively impacted by improvements in pharmacy margin, which was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements. These items were partially offset by lower reimbursement rates. Gross margin was negatively impacted by a decrease in front-end margin, which was driven by an increase in markdowns.

Gross margin was 27.4% for fiscal 2005 compared to 26.7% in fiscal 2004. Gross margin was positively impacted by improvements in pharmacy margin. Improvement in pharmacy margin was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements, partially offset by lower reimbursement rates. Gross margin was also positively impacted by the recording of a LIFO credit in fiscal 2005, as indicated above. Partially offsetting these items was a decrease in front-end margin, which was caused by increased markdowns and a decrease in one-hour photo margins.

We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO charge (credit) was $32.2 million in fiscal 2006, ($18.9) million in fiscal 2005, and $19.9 million in fiscal 2004.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses (“SG&A”) for fiscal 2006 was 24.9% as a percentage of revenues, compared to 24.5% for fiscal 2005. The increase in SG&A as a percent of revenues in fiscal 2006 was driven primarily by increases in pharmacy salaries, rent from new and relocated stores and the sale-leaseback of owned stores, securitization program fees, advertising expense, utility expense, and a decrease in income from litigation settlements. These items were partially offset by a decrease in self-insurance expense for general liability insurance and a $20.0 million accrual reversal resulting from the United States Attorney closing its investigation involving matters related to prior management’s business practices.

SG&A expense for fiscal 2005 was 24.5% as a percentage of revenues, compared to 24.3% for fiscal 2004. Increased costs for pharmacy labor, union sponsored benefits and increased advertising and bad debt expenses were partially offset by reductions in incentive compensation expense and professional fees, decreased self-insurance expense for general liability insurance, decreased depreciation and amortization costs resulting from certain store equipment and intangible assets becoming completely depreciated and amortized in the current year and a decrease in stock-based compensation expense, which was primarily due to awards granted becoming fully vested in the prior year.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	March 4, 2006 (53 Weeks)	February 26, 2005 (52 Weeks)	February 28, 2004 (52 Weeks)
	(Dollars in thousands)
Impairment charges	$46,114	$30,014	$24,914
Store and equipment lease exit charges (credits)	22,578	5,641	(2,840)
	$68,692	$35,655	$22,074

Impairment Charges.   In fiscal 2006, 2005, and 2004, store closing and impairment charges include non-cash charges of $46.1 million, $30.0 million and $24.9 million, respectively, for the impairment of long-lived assets at 414, 291, and 208 stores, respectively. These amounts include the write-down of long-lived assets to estimated fair value at stores that were identified for impairment as part of our on-going store performance review at all of our stores or management’s intention to relocate or close the store.

Store and Equipment Lease Exit Charges (Credits).   In fiscal 2006, 2005, and 2004, we recorded charges for 43, 13, and 5 stores, respectively, to be closed or relocated under long-term leases. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly. The effect of adjustments to the risk-free rate of interest and an increase in the number of stores for which a store closing charge was taken caused an increase in our store lease exit charge in fiscal 2006 over fiscal 2005. The effect of adjustments to the risk-free rate of interest and the reversal of reserves established for stores that were previously committed for closure by management, but ultimately were not closed, resulted in a net credit for fiscal 2004.

As part of our ongoing business activities, we will continue to assess stores for potential closure. There can be no assurance that other such actions may not be required in the future, or that such actions would not have a material adverse effect on our operating results for the period in which we take those actions.

Interest Expense

In fiscal 2006, 2005, and 2004, interest expense was $277.0 million, $294.9 million, and $313.5 million, respectively. Interest expense for fiscal 2006 decreased from fiscal 2005 due to decreases in outstanding borrowings and a lower interest rate on our amended senior secured credit facility partially offset by an extra week in fiscal 2006. Interest expense for fiscal 2005 decreased from fiscal 2004 due to the lower outstanding balance and lower interest rate on our senior secured credit facility resulting from the fiscal 2005 refinancing.

The annual weighted average interest rates on our indebtedness in fiscal 2006, fiscal 2005 and fiscal 2004 were 7.4%, 7.0%, and 6.8% respectively.

Income Taxes

Income tax benefits of $1,229.8 million, $168.5 million and $48.8 million have been recorded for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The fiscal 2006 benefit was primarily comprised of a federal and state tax benefit of $1,231.1 million for the release of valuation allowance for net deferred tax assets that have an expected future utilization. The fiscal 2005 benefit was comprised of a tax benefit of $179.5 million offset by tax expense of $11.0 million consisting primarily of state income taxes. The fiscal 2006 and 2005 benefits were principally the result of a reduction of the valuation allowance on federal and state net deferred tax assets that were previously fully reserved. The fiscal 2004 benefit was comprised of a federal tax benefit of $54.6 million and state tax expense of $5.8 million. The federal tax benefit was related to the conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000, representing recoverable federal and state income taxes and interest, as well as a reduction of previously recorded liabilities.

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

Based upon a review of a number of factors, including historical operating performance and our expectation that we can generate sustainable consolidated taxable income for the foreseeable future, we concluded at the end of fiscal 2006 that the majority of the net deferred tax assets would be utilized. Thus, pursuant to SFAS No. 109, we recorded a tax benefit during fiscal 2006 releasing a majority of the remaining valuation allowance, resulting in a non-cash increase in net income of $1,231.1 million. Based upon the then available factors at the fourth quarter of fiscal 2005, we recorded a tax benefit for a portion of our net deferred tax assets by releasing a portion of our valuation allowance, resulting in a non-cash increase in net income of $179.5 million during fiscal 2005. Until the fourth quarter of fiscal 2005, we provided a full valuation allowance against our net deferred tax assets. We will continue to monitor all available evidence related to our ability to utilize our remaining net deferred tax assets and continue to maintain a valuation allowance of $259.6 million against remaining net deferred tax assets at fiscal year end 2006. The majority of the valuation allowance relates to state net operating loss carryforwards.

We underwent an ownership change for statutory tax purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. This limitation was considered when determining the required level for the valuation allowance.

Liquidity and Capital Resources

General

We have five primary sources of liquidity: (i) cash and cash equivalents; (ii) cash provided by operating activities; (iii) the sale of accounts receivable under our receivable securitization agreements, (iv) the revolving credit facility under our senior secured credit facility; and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to provide funds for payment and repurchase of our debt.

2006 Transactions

Credit Facility

On September 30, 2005, we amended our senior secured credit facility. The amended senior credit facility consists solely of a $1.75 billion revolving credit facility. Borrowings under the amended senior secured credit facility currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending on the amount of revolver availability, as specified in the amended senior secured credit facility. We are required to pay fees of 0.25% per annum on the daily unused amount of the amended revolving credit facility. The amounts drawn on the amended revolving credit facility become due and payable in September 2010.

The amended senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion in secured debt in addition to the amended senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). We have the ability to incur additional unsecured debt of up to $750.0 million with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1.8 billion. At March 4, 2006 remaining additional permitted secured debt under the amended senior secured credit facility was $798.0 million in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The amended senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010; however other debentures limit the amount of unsecured debt that can be incurred if certain fixed charge coverage levels are not met at the time of incurrence of said debt. The amended senior secured facility also allows for the repurchase of any debt with a maturity on or before September 2010, and for the repurchase of debt with a maturity after September 2010, if we maintain availability on the revolving credit facility of at least $100.0 million.

The amended senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, mergers and acquisitions and the granting of liens. The amended senior secured credit facility also requires us to maintain a minimum fixed charge coverage ratio, but only if availability on the revolving credit facility is less than $100.0 million.

The amended senior secured credit facility contains events of default including non-payment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

Our ability to borrow under the amended senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At March 4, 2006, we had $534.0 million of borrowings outstanding under the revolving credit facility. At March 4, 2006, we also had letters of credit outstanding against the revolving credit facility of $115.7 million, which gave us additional borrowing capacity of $1.1 billion.

Our amended senior secured credit facility is backed by a syndicate of banks. The lead banks in the syndicate, Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. have provided certain financial advisory, investment banking and other services for us, for which they have received customary fees and commissions.

Preferred Stock Transactions

In fiscal 2006, we issued 4.8 million shares of Series I Mandatory Convertible Preferred Stock (“Series I preferred stock”) at an offering price of $25 per share. Dividends on the Series I preferred stock are $1.38 per share per year, and are due and payable on a quarterly basis in either cash or common stock or a combination of both at our election. The Series I preferred stock will automatically convert into common stock on November 17, 2008 at a rate that is dependent upon the adjusted applicable market value of our common stock (as defined in the Series I Certificate of Designations). If the adjusted applicable market value of our common stock is $5.30 a share or higher at the conversion date, then the Series I preferred stock is convertible at a rate of 4.7134 per share of our common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of our common stock is less than or equal to $4.42 per share at the conversion date, then the Series I preferred stock is convertible at a rate of 5.6561 shares of our common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of our common stock is between $4.42 per share and $5.30 per share at the conversion date, then the Series I preferred stock is convertible into common stock at a rate that is between 4.7134 and 5.6561 per share. The holder may convert shares of the Series I preferred stock into common stock at any time prior to the mandatory conversion date at the rate of 4.7134 per share. The Series I preferred stock is also convertible at our option, but only if the adjusted applicable market value of our common stock exceeds $9.55. If we are subject to a cash acquisition (as defined in the Certificate of Designations) prior to the mandatory conversion date, the holder may elect to convert the shares of Series I preferred stock into shares of common stock using a conversion rate set forth in the Certificate of Designations. The holder will also receive a payment equal to the present value of all scheduled dividends through the mandatory conversion date.

Proceeds from the issuance of the Series I preferred stock, along with borrowings under the revolver, were used to redeem all shares of our Series F preferred stock, at 105% of the liquidation preference of $100 share. We paid a premium to redeem the Series F preferred stock of $5.9 million.

Sale Leaseback Transactions

During fiscal 2006, we sold the land and buildings on a total of 32 owned properties to independent third parties. Net proceeds from these sales were approximately $85.3 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 30 of these leases as operating leases and the remaining two leases were accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. A gain on the sale of these properties of $15.9 million has been deferred and is being recorded over the minimum term of these leases. Losses of $1.0 million were recorded as losses on the sale of assets and investments in fiscal 2006.

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

2005 Transactions

Credit Facility

On September 22, 2004, we amended our then existing senior secured credit facility. The facility consisted of a $450.0 million term loan and a $950.0 million revolving credit facility, and had a maturity date of September, 2009. The proceeds of the loans made on the closing date of the credit facility along with available cash and proceeds from receivables securitization agreements were used to repay outstanding amounts under the old credit facility.

Sale Leaseback Transactions

During fiscal 2005, we sold the land and buildings on 36 owned properties to several outside entities. Proceeds from these sales totaled $94.2 million. We entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. The leases are being accounted for as operating leases. Gains on these transactions of $14.5 million have been deferred and are being recorded over the related minimum lease terms. Losses of $3.2 million, which related to certain stores in these transactions, were recorded as losses on the sale of assets and investments in the accompanying statement of operations for the year ended February 26, 2005.

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

Proceeds of $120.0 million, net of issuance costs of $2.5 million, from the offering of our Series E preferred stock were used to redeem 1.04 million shares of our Series D preferred stock. In accordance with the provisions of the Series D stock agreement, we paid a premium of 105% of the liquidation preference of $100 per share. The total premium was $5.7 million and was recorded as a reduction to accumulated deficit in the year ended February 26, 2005. Subsequent to the issuance of our Series E preferred stock, we exchanged the remaining 3.5 million shares of our Series D preferred stock for equal amounts of Series F, G and H preferred stock. The Series F, G and H preferred stock have substantially the same terms as our Series D preferred stock, except for differences in dividend rates and redemption features. The Series F preferred stock pays dividends at 8% of liquidation preference and was redeemable at our election at any point after issuance. We redeemed all of the outstanding shares of Series F preferred stock in fiscal 2006. The Series G preferred stock pays dividends at 7% of liquidation preference and can be redeemed at our election after January 2009. The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at our election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at our election. Any redemptions are at 105% of the liquidation preference of $100 per share, plus accrued and unpaid dividends.

Other Transactions

In January 2005, we issued $200.0 million aggregate principal amount of our 7½% senior secured notes due 2015. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation, and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of our 12.5% senior notes, our 9.5% senior secured notes and our 8.125% senior secured notes, granted by the subsidiary guarantors on all of their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions. The indenture governing our 7½% senior secured notes contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

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

2004 Transactions

On May 28, 2003, we amended our then existing senior secured credit facility. The facility consisted of a $1.15 billion term loan and a $700.0 million revolving credit facility, which had a maturity date of April 30, 2008. The proceeds of the loans made on the closing of the credit facility were, among other things, used to repay the outstanding amounts under the old facility and to purchase the land and buildings at our Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement.

On October 1, 2003, we paid, at maturity, our remaining outstanding balance of $58.1 million on the 6.0% dealer remarketable securities.

In May 2003, we issued $150.0 million aggregate principal amount of 9.25% senior notes due 2013. These notes are unsecured. The indenture governing the 9.25% senior notes contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 9.25% senior notes do not have the benefit of subsidiary guarantees.

In April 2003, we issued $360.0 million aggregate principal amount of 8.125% senior secured notes due 2010. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with holders of our 12.5% senior notes, our 7½% senior secured notes and our 9.5% senior secured notes, granted by subsidiary guarantors on all their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions. The indenture governing the 8.125% senior secured notes contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell asset and enter into sale-leaseback transactions.

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

Off Balance Sheet Obligations

We maintain securitization agreements with several multi-seller asset-backed commercial paper vehicles (“CPVs”). Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs.  Transferred outstanding receivables cannot exceed $400.0 million.

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At March 4, 2006 and February 26, 2005, the total of outstanding receivables that had been transferred to the CPVs were $330.0 million and $150.0 million, respectively. The average amount of outstanding receivables transferred during fiscal 2006 and 2005 was $243.6 million and $263.3 million, respectively.  Total receivable transfers for fiscal 2006 and 2005 totaled $3.7 billion and $1.9 billion, respectively. Collections made by us as part of the servicing arrangement on behalf of the CPVs, for fiscal 2006 and 2005 totaled $3.5 billion and $1.7 billion, respectively. At March 4, 2006 and February 26, 2005, we retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $274.5 million and $426.4 million, respectively, exclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

We are subject to an ongoing program fee of approximately LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2006 and 2005 were $12.8 million and $4.0 million, respectively. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness.  The CPVs have a commitment to purchase that ends September 2006 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, the Company has access to a backstop credit facility, which is backed by the CPVs and which expires in September 2007, to continue to provide liquidity to us.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company’s corporate concentration account. At March 4, 2006 and February 26, 2005, we had $2.2 million and $0.8 million of cash, respectively that was restricted for the payment of trustee fees.

We have determined that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Additionally, we have determined that we do not hold a variable interest in the CPVs, pursuant to the guidance in FIN 46R, “Consolidation of Variable Interest Entities”, and therefore have determined that the de-recognition of the transferred receivables is appropriate.

As of March 4, 2006, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases, which are included in the table below.

Contractual Obligations and Commitment

The following table details the maturities of our indebtedness and lease financing obligations as of March 4, 2006, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$790,111	$496,532	$1,503,871	$1,578,096	$4,368,610
Capital lease obligations(2)	25,215	47,638	44,393	179,110	296,356
Operating leases(3)	562,169	1,052,507	931,144	3,349,310	5,895,130
Open purchase orders	260,156	—	—	—	260,156
Other, primarily self insurance and retirement plan obligations(4)	128,636	115,563	28,128	58,036	330,363
Total contractual cash obligations	$1,766,287	$1,712,240	$2,507,536	$5,164,552	$11,150,615
Commitments
Lease guarantees	17,707	34,433	33,941	112,753	198,834
Outstanding letters of credit	115,703	—	—	—	115,703
Total commitments	$133,410	$34,433	$33,941	$112,753	$314,537

(1)          Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of March 4, 2006.

(2)          Represents the minimum lease payments on non-cancelable leases, including interest, but net of sublease income.

(3)          Represents the minimum lease payments on non-cancelable leases, net of sublease income.

(4)          Includes the minimum 401(k) funding requirements, undiscounted payments for self-insured medical coverages, actuarially determined undiscounted payments for self-insured workers compensation and general liability, and actuarially determined obligations for defined benefit pension plans.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Cash provided by operating activities was $417.2 million in fiscal 2006. Operating cash flow was positively impacted by net proceeds of $180.0 million from the sale of certain of our third party receivables and receipts of cash related to insured losses. These items were partially offset by an increase in inventory net of an increase in accounts payable and an increase in accounts receivable and prepaid expenses.

Cash provided by operating activities was $518.4 million in fiscal 2005. Operating cash flow was positively impacted by income from operations and net proceeds of $150.0 million from the sale of certain of our third party receivables, partially offset by an increase in inventory and accounts payable.

Cash provided by operating activities was $227.5 million in fiscal 2004. Cash was provided primarily through income from operations, which more than offset increases in accounts receivable and inventory.

Cash used in investing activities was $231.1 million in fiscal 2006. Cash of $287.8 million was used for the purchase of property, plant and equipment and cash of $53.6 million was used for the purchase of prescription files. Cash of $77.3 million was provided by proceeds from our sale leaseback transactions and cash of $26.4 million was provided by proceeds from other asset dispositions.

Cash used in investing activities was $119.0 million in fiscal 2005. Cash of $190.8 million was used for the purchase of property, plant and equipment and cash of $31.6 million was used for the purchase of prescription files. Cash of $94.2 million was provided by proceeds from our sale leaseback transactions and cash of $9.3 million was provided by proceeds from other asset dispositions.

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

Cash used in financing activities was $272.8 million in fiscal 2006, due to the amending of our credit facility and principal payments on long term debt.

Cash used in financing activities was $571.4 million in fiscal 2005, due to the amending of our credit facility and early redemption of several bonds.

Cash used in financing activities was $15.9 million in fiscal 2004. Cash usage related to the amending of our credit facility, the early redemption of several bonds and payments on certain bonds at maturity was largely offset by proceeds from bond issuances.

Capital Expenditures

We plan to make total capital expenditures of approximately $450 million to $500 million during fiscal 2007, consisting of approximately 75% related to new store construction, store relocation, store remodel and store improvement projects, 15% related to technology enhancements, improvements to distribution centers, and other corporate requirements, and approximately 10% related to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities and proceeds from sale leaseback transactions.

In fiscal 2005, we resumed our new store and store relocation program. In fiscal 2007, our goal is to open or relocate approximately 125 stores. Approximately 50% of the stores will be relocated or expanded stores and the remaining 50% will be new stores. The program is focused on our strongest existing markets. We also expect to continue remodeling stores in fiscal 2007.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with available borrowings under the senior credit facility, sales of accounts receivable under our securitization agreements and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This standard requires companies to account for share-based payments to associates using the fair value method of expense recognition. Fair value for stock options can be calculated using either a closed form or open form calculation method. SFAS No. 123R requires companies to recognize option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures. SFAS No. 123R is required to be adopted as of the first fiscal year beginning after December 15, 2005.

We had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” effective March 2, 2003 and had been recognizing expense on a ratable basis related to share-based payments to associates using the fair value method. We will adopt the provisions of SFAS 123R effective March 5, 2006 using the modified prospective transition method. We do not expect the adoption of SFAS 123R to have a material impact on our financial position or results of operations.

SFAS No. 123R will also require us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts will be presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 was effective no later than the end of fiscal years ended after December 15, 2005 and accordingly, we have adopted FIN 47. The adoption of FIN 47 has not had a material impact on our financial position or results of operation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific translation provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to simplify accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Certain of our public bonds contain an early call option that meets the definition of a hybrid financial instrument. However, these instruments are not required to be bifurcated from the host contracts and therefore the provisions set forth in SFAS No. 155 are not applicable to these instruments.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This standard is required to be adopted as of the first fiscal year beginning after September 15, 2006. We may be required to recognize a servicing asset or liability related to our securitization agreements. We have not quantified the impact of adopting SFAS No. 156, but do not expect the adoption to have a material impact on our financial position or results of operations.

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

The following critical accounting policies require the use of significant judgments and estimates by management:

Allowance for uncollectible receivables:   The majority of our prescription sales are made to customers that are covered by third party payors, such as insurance companies, government agencies and employers. We carry receivables that represent the amount owed to us for sales made to customers or employees of those payors that have not yet been paid. We maintain a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions. If the financial condition of the payors were to deteriorate, resulting in an inability to make payments, then an additional reserve would be recorded.

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

Impairment:   We evaluate long-lived assets, including stores and excluding goodwill, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated by the store, and comparing this amount to the carrying value of the store’s assets. Cash flows are calculated utilizing individual store forecasts and total company projections for the remaining estimated lease lives of the stores being analyzed. Should actual results differ from those forecasted and projected, we may incur future impairment charges related to these facilities.

Goodwill Impairment:   As disclosed in the consolidated financial statements, we have unamortized goodwill in the amount of $656.0 million. In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our test as of March 4, 2006 resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our company. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

Self-insurance liabilities:   We record estimates for self-insured medical, dental, workers’ compensation and general liability insurance coverage with assistance from actuaries. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient, and additional expense may be recorded.

Benefit plan accrual:   We have several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. We record expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, “Employer’s Accounting for Pensions”. Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and the rate of increase in future compensation levels. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension expense recorded for these plans.

The accumulated benefit obligation of the defined benefit plans is a discounted amount calculated using the discount rate from published high-quality long-term bond indices, the terms of which approximate the term of the cash flows to pay the accumulated benefit obligations when due. An increase in the market interest rates, assuming no other changes in the estimates, reduces the amount of the accumulated benefit obligation and the related required expense.

Lease exit liabilities:   We record reserves for closed stores based on future lease commitments, that are present valued at current risk free interest rates, anticipated ancillary occupancy costs, and anticipated future subleases of properties. If interest rates or the real estate leasing markets change, reserves may be increased or decreased.

Income taxes:   We currently have net operating loss (“NOL”) carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. We regularly review the deferred tax assets for recoverability considering our historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We will establish a valuation allowance against deferred tax assets when we determine that it is more likely than not that some portion of our deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. Significant judgment is required in making these assessments.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 4, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at March 4, 2006
Long-term debt, Including current portion
Fixed rate	$574,514	$632	$150,329	$120	$657,263	$956,361	$2,339,219	$2,233,048
Average Interest Rate	7.45%	8.00%	6.13%	8.00%	8.79%	7.65%	7.82%
Variable Rate	—	—	—	—	534,000	—	534,000	534,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	6.12%	0.00%	6.12%

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

The interest rate on the variable-rate borrowings on this facility are LIBOR plus 1.50% for the revolving credit facility. Changes in one month LIBOR affect our cost of borrowings because the interest rate on our variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 10% (approximately 47 basis points) as compared to the LIBOR rate of 4.67% as of March 4, 2006 our annual interest expense would change by approximately $2.5 million based upon our variable-rate debt outstanding of approximately $534.0 million on March 4, 2006.

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

Item 8.                        Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto are included elsewhere in this report and are incorporated by reference herein. See Item 15 of Part IV.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.                Controls and Procedures

(a)   Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)   Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of March 4, 2006, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our management’s assessment of our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our management’s assessment of our internal control over financial reporting is included in the audit report which is included elsewhere in this report and incorporated by reference herein.

(c)   Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended March 4, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
 Camp Hill, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rite Aid Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 4, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 4, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 4, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 4, 2006, of the Company and our report dated April 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” effective March 2, 2003.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 28, 2006

Item 9B.               Other Information

None

PART III

We intend to file with the SEC a definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be held on June 21, 2006, pursuant to Regulation 14A not later than 120 days after March 4, 2006. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

2.                 Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	5.5% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.8	By-laws, as amended and restated	Exhibit 3.1 to Form 8-K, filed on December 14, 2005
4.1

Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013

Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2

Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company’s 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013

Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3

Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company’s 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028

Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999

4.4

Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company’s 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028

Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and State Street Bank and Trust Company, as trustee, related to the Company’s 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.7	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.8	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.9	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.10

Indenture, dated as of January 11, 2005, among the Company, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company’s 7.5% Senior Secured Notes due January 15, 2005

Exhibit 99.2 to Form 8-K, filed on January 13, 2005
4.11

Third Amendment and Restatement dated as of September 30, 2005, to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 22, 2004, among Rite Aid Corporation, a Delaware corporation, the lender from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing co-agent, JPMorgan Chase Bank, N.A., as syndication agent and collateral processing co-agent, Fleet Retail Group, Inc., as co-documentation agent and collateral agent, The CIT Group/Business Credit, Inc., as co-documentation agent, and General Electric Capital Corporation, as co-documentation agent.

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

Exhibit 4.13 to Form 10-Q, filed on October 3, 2005
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.6	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2005*	Exhibit 10.8 to Form 10-K, filed on April 28, 2005
10.7	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.8	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.9	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K, filed on May 21, 2001
10.10	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, Filed on October 7, 2003
10.11	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.12	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, Filed on December 22, 2005
10.13	Employment Agreement by and between Rite Aid Corporation and Mark de Bruin, dated as of February 5, 2003*	Exhibit 10.2 to Form 10-Q, Filed on December 22, 2005
10.14	Employment Agreement by and between Rite Aid Corporation and Mark C. Panzer, dated June 27, 2001*	Exhibit 10.34 to Form 10-K, filed on May 2, 2003

10.15	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.16	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.17	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.18	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form 10-Q, Filed on October 7, 2003
11	Statement regarding computation of earnings per share	Filed herewith (see note 2 to the consolidated financial statements)
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	Exhibit 14 to Form 10-K, filed on April 26, 2004
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14 (a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14 (a)/15d-14 (a) under Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*                    Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the “Company”) as of March 4, 2006 and February 26, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 4, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of March 4, 2006 and February 26, 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 4, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation,” effective March 2, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 4, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 28, 2006

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 4, 2006	February 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$76,067	$162,821
Accounts receivable, net	354,949	483,455
Inventories, net	2,341,410	2,310,153
Prepaid expenses and other current assets	112,386	50,325
Total current assets	2,884,812	3,006,754
Property, plant and equipment, net	1,717,022	1,733,694
Goodwill	656,037	684,535
Other intangibles, net	193,228	179,480
Deferred tax assets	1,392,889	189,270
Other assets	144,383	138,850
Total assets	$6,988,371	$5,932,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of convertible notes, long-term debt and lease financing obligations	$584,196	$223,815
Accounts payable	862,192	757,571
Accrued salaries, wages and other current liabilities	696,936	690,351
Total current liabilities	2,143,324	1,671,737
Convertible notes	—	247,500
Long-term debt, less current maturities	2,298,706	2,680,998
Lease financing obligations, less current maturities	168,544	159,023
Other noncurrent liabilities	770,876	850,391
Total liabilities	5,381,450	5,609,649
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—series E, par value $1 per share; liquidation value $50 per share; 2,500 shares authorized; shares issued 2,500	120,000	120,000
Preferred stock—series F, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 0 and 1,131	—	113,081
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,212 and 1,131	121,207	113,081
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,200 and 1,131	120,020	113,081
Preferred stock—series I, par value $1 per share; liquidation value $25 per share; 5,200 shares authorized; shares issued 4,820 and 0	116,074	—
Common stock, par value $1 per share; 1,000,000 shares authorized; shares issued and outstanding 527,667 and 520,438	527,667	520,438
Additional paid-in capital	3,114,997	3,121,404
Accumulated deficit	(2,489,023)	(3,756,146)
Accumulated other comprehensive loss	(24,021)	(22,005)
Total stockholders’ equity	1,606,921	322,934
Total liabilities and stockholders’ equity	$6,988,371	$5,932,583

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
Revenues	$17,270,968	$16,816,439	$16,600,449
Costs and expenses:
Cost of goods sold	12,571,860	12,202,894	12,163,735
Selling, general and administrative expenses	4,307,421	4,127,536	4,029,220
Store closing and impairment charges	68,692	35,655	22,074
Interest expense	277,017	294,871	313,498
Loss on debt modifications and retirements, net	9,186	19,229	35,315
(Gain) loss on sale of assets and investments, net	(6,462)	2,247	2,023
	17,227,714	16,682,432	16,565,865
Income before income taxes	43,254	134,007	34,584
Income tax benefit	(1,229,752)	(168,471)	(48,795)
Net income	$1,273,006	$302,478	$83,379
Computation of income applicable to common stockholders:
Net income	$1,273,006	$302,478	$83,379
Accretion of redeemable preferred stock	(102)	(102)	(102)
Preferred stock beneficial conversion	—	—	(625)
Cumulative preferred stock dividends	(32,723)	(35,226)	(24,098)
Premium to redeem preferred stock	(5,883)	(5,650)	—
Income applicable to common stockholders	$1,234,298	$261,500	$58,554
Basic and diluted income per share:
Basic income per share	$2.36	$0.50	$0.11
Diluted income per share	$1.89	$0.47	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands)

Preferred Stock Series D		Preferred Stock Series E		Preferred Stock- Series F		Preferred Stock- Series G		Preferred Stock-Series H		Preferred Stock-Series I		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Based and Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount

BALANCE MARCH 1, 2003	3,937	$ 393,705									515,115	$515,115	$3,119,619	$(4,135,728)	$ 5,369	$(28,018)	$ (129,938)
Net income														83,379			83,379
Other comprehensive income:
Minimum pension liability adjustment, net of tax of $0																5,139	5,139
Comprehensive income																	88,518
Stock Forfeitures											(68)	(68)	(151)				(219)
Issuance of restricted stock											185	185	(185)				—
Amortization of restricted stock balance													693				693
Adoption of SFAS No. 123													5,369		(5,369)		—
Stock-based compensation expense													29,128				29,128
Accretion of convertible preferred stock		625												(625)			—
Preferred stock beneficial conversion		(625)											625				—
Stock options exercised											1,264	1,264	2,277				3,541
Dividends on preferred stock	241	24,098											(24,098)				—
BALANCE FEBRUARY 28, 2004	4,178	$ 417,803									516,496	$516,496	$3,133,277	$(4,052,974)	$ —	$(22,879)	$ (8,277)
Net income														302,478			302,478
Other comprehensive income:
Minimum pension liability adjustment, net of tax of $0																874	874
Comprehensive income																	303,352
Exchange of restricted shares for taxes											(17)	(17)	(43)				(60)
Issuance of restricted stock											3,037	3,037	(3,037)				—
Cancellation of restriced stock											(183)	(183)	183				—
Amortization of restricted stock balance													2,311				2,311
Stock-based compensation expense													16,709				16,709
Stock options exercised											1,105	1,105	1,937				3,042
Tax benefit from exercise of stock options													5,293				5,293
Dividends on preferred stock	345	34,441											(34,441)				—
Issuance of Series E preferred stock			2,500	120,000													120,000
Redemption of Series D stock	(1,040)	(104,001)												(5,200)			(109,201)
Exchange Series D for Series F, net of redemption	(1,161)	(116,081)			1,131	113,081								(150)			(3,150)
Exchange Series D for Series G, net of redemption	(1,161)	(116,081)					1,131	113,081						(150)			(3,150)
Exchange Series D for Series H, net of redemption	(1,161)	(116,081)							1,131	113,081				(150)			(3,150)
Cash dividends paid on preferred shares													(785)				(785)
BALANCE FEBRUARY 26, 2005	—	$ —	2,500	$120,000	1,131	$ 113,081	1,131	$113,081	1,131	$113,081	—	$ —	520,438	$520,438	$3,121,404	$(3,756,146)	$ —	$(22,005)	$ 322,934
Net income																1,273,006			1,273,006
Other comprehensive income:
Minimum pension liability adjustment																		(3,425)	(3,425)
Tax benefit from minimum pension liability adjustment																		1,409	1,409
Comprehensive income																			1,270,990
Exchange of restricted shares for taxes													(340)	(340)	(914)				(1,254)
Issuance of restricted stock													4,202	4,202	(4,202)				—
Cancellation of restricted stock													(839)	(839)	839				—
Amortization of restricted stock balance															6,274				6,274
Stock-based compensation expense															13,987				13,987
Stock options exercised													4,206	4,206	7,356				11,562
Tax benefit from exercise of stock options															2,976				2,976
Dividends on preferred stock					46	4,569	81	8,126	69	6,939					(19,634)				—
Issuance of Series I preferred stock											4,820	116,074							116,074
Redemption of Series F stock					(1,177)	(117,650)										(5,883)			(123,533)
Cash dividends paid on preferred shares															(13,089)				(13,089)
BALANCE MARCH 4, 2006	—	—	2,500	$120,000	—	—	1,212	$121,207	1,200	$120,020	4,820	$116,074	527,667	$527,667	$3,114,997	$(2,489,023)	—	$(24,021)	$1,606,921

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
OPERATING ACTIVITIES:
Net income	$1,273,006	$302,478	$83,379
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	249,755	246,742	264,584
Store closings and impairment charges	68,692	35,655	22,074
LIFO charges (credits)	32,188	(18,919)	19,873
(Gain) loss on sale of assets and investments, net	(6,462)	2,247	2,023
Stock-based compensation expense	20,261	19,020	29,821
Loss on debt modifications and retirements, net	9,186	19,229	35,315
Changes in deferred taxes	(1,211,646)	(179,538)	—
Tax benefit from the exercise of stock options	2,976	5,293	—
Proceeds from insured loss	24,319	—	—
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	180,000	150,000	—
Accounts receivable	(51,494)	36,549	(94,486)
Inventories	(63,445)	(68,063)	(48,014)
Prepaid expenses and other current assets	(62,061)	60,301	(2,608)
Other assets	(13,961)	(11,806)	758
Income taxes receivable/payable	(21,263)	30,832	(61,209)
Accounts payable	71,641	(26,511)	(17,162)
Other liabilities	(84,527)	(85,063)	(6,833)
Net cash provided by operating activities	417,165	518,446	227,515
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(287,785)	(190,792)	(250,668)
Intangible assets acquired	(53,564)	(31,625)	(16,705)
Proceeds from sale-leaseback transactions	77,307	94,151	—
Proceeds from dispositions of assets and investments	26,355	9,281	25,223
Proceeds from insured loss	6,603	—	—
Net cash used in investing activities	(231,084)	(118,985)	(242,150)
FINANCING ACTIVITIES:
Proceeds from issuance of new bank credit facilities	—	438,015	1,150,000
Net proceeds from revolver	534,000	—	—
Principal payments on bank credit facilities	(448,875)	(1,151,125)	(1,372,500)
Proceeds from financing secured by owned property	8,001	—	—
Proceeds from the issuance of bonds	—	200,000	502,950
Principal payments on long-term debt	(377,023)	(82,116)	(264,324)
Change in zero balance cash accounts	26,393	25,792	(4,613)
Net proceeds from the issuance of common stock	11,562	3,042	3,541
Net proceeds from the issuance of preferred stock	116,885	120,975	—
Payments for the redemption of preferred stock	(123,533)	(118,651)	—
Payments for preferred stock dividends	(13,089)	(785)	—
Deferred financing costs paid	(7,156)	(6,542)	(30,985)
Net cash used in financing activities	(272,835)	(571,395)	(15,931)
Decrease in cash and cash equivalents	(86,754)	(171,934)	(30,566)
Cash and cash equivalents, beginning of year	162,821	334,755	365,321
Cash and cash equivalents, end of year	$76,067	$162,821	$334,755

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

Description of Business

The Company is a Delaware corporation and through its wholly-owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 3,323 stores in operation as of March 4, 2006. The Company’s drugstores’ primary business is pharmacy services. The Company also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

The Company’s operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
Pharmacy sales	$10,868,291	$10,654,496	$10,517,703
Front-end sales	6,317,165	6,087,999	6,018,942
Other revenue	85,512	73,944	63,804
	$17,270,968	$16,816,439	$16,600,449

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal year ended March 4, 2006 included 53 weeks, and fiscal years ended February 26, 2005 and February 28, 2004 included 52 weeks.

Reclassifications

The statements of operations for years ended February 26, 2005 and February 28, 2004 have been reclassified to include store facility costs, including rent, facilities depreciation and utility costs as selling, general and administrative expenses and warehousing and outbound freight costs as cost of goods sold. For the year ended February 26, 2005, the impact of the reclassification was a decrease to cost of goods sold of $406,094 and a corresponding increase to selling, general and administrative expenses. For the year ended February 28, 2004, the impact of the reclassification was a decrease to cost of goods sold of $404,994 and a corresponding increase to selling, general and administrative expenses.

The statements of cash flows for the years ended February 26, 2005 and February 28, 2004 have been reclassified to reflect as separate components of cash provided by operating activities, LIFO charges (credits), prepaid expenses and other current assets, other assets, and other liabilities, which were previously aggregated.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments, which are readily convertible to known amounts of cash and which have original maturities of three months or less when purchased.

Allowance for Uncollectible Receivables

Over 90% of prescription sales are made to customers that are covered by third-party payors, such as insurance companies, government agencies and employers. The Company carries receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

Inventories

Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in  its location and condition for sale. The Company uses the last-in, first-out (“LIFO”) method of accounting for substantially all of its inventories. At March 4, 2006 and February 26, 2005, inventories were $503,608 and $471,417, respectively, lower than the amounts that would have been reported using the first-in, first-out (“FIFO”) method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The LIFO charge (credit) was $32,188, $(18,919), and $19,873 for fiscal years 2006, 2005, and 2004, respectively.

Impairment of Long-Lived Assets

Asset impairments are recorded when the carrying value of assets are not recoverable. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of operating stores as “Assets to Be Held and Used” and assets of stores that have been closed as “Assets to Be Disposed Of”. The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at the store level include tangible long-lived assets and identifiable, finite-lived intangibles that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flows from the stores that support those assets. Goodwill is evaluated based on a comparison of the estimated fair value of the Company with its total capitalization including long term debt and stockholders’ equity.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method over the following useful lives: buildings—30 to 45 years; equipment—3 to 15 years.

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

The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2006, 2005 and 2004, the Company capitalized costs of approximately $3,563, $2,991 and $3,117, respectively.

Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with the provisions of SFAS No. 142, “Goodwill and Intangible Assets”, the  Company does not amortize goodwill. The Company also has certain finite-lived intangible assets that are amortized over their useful lives. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Prescription files purchased and those acquired in business combinations are amortized over their estimated useful lives of five to twenty years.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

Cost of Goods Sold

Cost of goods sold includes the following: the cost of inventory sold during the period, including related vendor rebates and allowances, costs incurred to return merchandise to vendors, inventory shrink costs, purchasing costs and warehousing costs which include inbound freight costs from the vendor, distribution payroll and benefit costs, distribution center occupancy costs and depreciation expense and delivery expenses to the stores.

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

Rent

The Company records rent expense on operating leases on a straight-line basis over the minimum lease term. The Company begins to record rent expense at the time that the Company has the right to  use the property. From time to time, the Company receives incentive payments from landlords that subsidize lease improvement construction. These leasehold incentives are deferred and recognized on a straight-line basis over the minimum lease term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include store and corporate administrative payroll and benefit costs, occupancy costs which include retail store and corporate rent costs, facility and leasehold improvement depreciation and utility costs, advertising, repair and maintenance, insurance, equipment depreciation and professional fees.

Repairs and Maintenance

Routine repairs and maintenance are charged to operations as incurred. Improvements and major repairs, which extend the useful life of an asset, are capitalized and depreciated.

Advertising

Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2006, 2005 and 2004 were $293,545, $278,949, and $255,658, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

Insurance

The Company is self-insured for certain general liability and workers’ compensation claims. For claims that are self-insured, stop-loss insurance coverage is maintained for workers’ compensation occurrences exceeding $500 and general liability occurrences exceeding $2,000. The Company utilizes actuarial studies as the basis for developing reported claims and estimating claims incurred but not reported relating to the Company’s self-insurance. Workers’ compensation claims are discounted to present value using a risk-free interest rate.

A majority of the Company-sponsored associate medical plans are self-insured. The remaining Company-sponsored associate medical plans are covered through guaranteed cost contracts.

Benefit Plan Accruals

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, “Employer’s Accounting for Pensions”. Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and the rate of increase in future compensation levels.

Stock-Based Compensation

The Company has several stock option plans, which are described in detail in Note 13. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Effective March 2, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock- Based Compensation”. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, compensation expense recognized in fiscal 2006, 2005 and 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Expected stock price volatility	50.3%	61.5%	85.5%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.62%	3.80%	3.00%
Expected life of options	4.0 years	4.0 years	5.0 years

The weighted-average fair value of each option granted during fiscal 2006, 2005 and 2004 was $1.99, $2.92 and $3.20, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

Store Preopening Expenses

Costs incurred prior to the opening of a new or relocated store, associated with a remodeled store or related to the opening of a distribution facility are charged against earnings when incurred.

Litigation Reserves

The Company is involved in litigation on an ongoing basis. The Company accrues its best estimate of the probable loss related to legal claims. Such estimates are developed in consultation with in-house and outside counsel, and are based upon a combination of litigation and settlement strategies.

Store Closing Costs and Lease Exit Charges

When a store is closed, the Company records an expense for unrecoverable costs and accrues a liability equal to the present value at current risk-free interest rates of the remaining lease obligations  and anticipated ancillary occupancy costs, net of estimated sublease income. Other store closing and liquidation costs are expensed when incurred.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

The Company has net operating loss (“NOL”) carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Significant judgment is required in making these assessments.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

The Company’s pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer’s eligible prescription purchases. During fiscal 2006, the top five third party payors accounted for approximately 31.0% of the Company’s total sales, the largest of which represented 8.9% of total sales. Third party payors

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. During fiscal 2006, state sponsored Medicaid agencies accounted for approximately 11.4% of the Company’s total sales, the largest of which was less than 3% of the Company’s total sales. Any significant loss of third-party payor business could have a material adverse effect on the Company’s business and results of operations.

During fiscal 2006, the Company purchased approximately 94% of the dollar volume of its prescription drugs from a single supplier, McKesson Corp. (“McKesson”), under a contract expiring March 2009. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company’s relationship with McKesson was disrupted, the Company could have temporary difficulty filling prescriptions until a replacement strategy was executed, which would negatively impact the business.

Derivatives

The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. The Company will use hedge accounting treatment on derivative instruments to the extent that the respective instrument qualifies for such treatment under SFAS No. 133. As of March 4, 2006 and February 26, 2005, the Company has no interest rate swap arrangements or other derivatives.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This standard requires companies to account for share-based payments to associates using the fair value method of expense recognition. Fair value for stock options can be calculated using either a closed form or open form calculation method. SFAS No. 123R requires companies to recognize option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures. SFAS No. 123R is required to be adopted as of the first fiscal year beginning after December 15, 2005.

The Company has previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” effective March 2, 2003 and had been recognizing expense on a ratable basis related to share-based payments to associates using the fair value method. The Company will adopt the provisions of SFAS 123R effective March 5, 2006 using the modified prospective transition method. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial position and results of operations.

SFAS No. 123R will also require us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts will be presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional upon a future event that may or may not be within control of the entity. FIN 47 was effective no later than the end of fiscal years ended after December 15, 2005 and accordingly, the Company has adopted FIN 47. The adoption of FIN 47 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to simplify accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Certain of the Company’s public bonds contain an early call option that meets the definition of a hybrid financial instrument. However, these instruments are not required to be bifurcated from the host contracts and therefore the provisions set forth in SFAS No. 155 are not applicable to these instruments.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This standard is required to be adopted as of the first fiscal year beginning after September 15, 2006. The Company may be required to recognize a servicing asset or liability related to its securitization agreements. The Company has not quantified the impact of adopting SFAS No. 156, but does not expect the adoption to have a material impact on its financial position or results of operations.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

2.   Income Per Share

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
Numerator for income per share:
Net income	$1,273,006	$302,478	$83,379
Accretion of redeemable preferred stock	(102)	(102)	(102)
Preferred stock beneficial conversion	—	—	(625)
Cumulative preferred stock dividends	(32,723)	(35,226)	(24,098)
Premium to redeem preferred stock	(5,883)	(5,650)	—
Income attributable to common stockholders	$1,234,298	$261,500	$58,554
Plus: Interest on convertible debt	5,936	11,872	—
Plus: Cumulative preferred stock dividends	32,723	26,420	—
Plus: Redemption premium on preferred stock	5,883	—	—
Income attributable to common stockholders—diluted	$1,278,840	$299,792	$58,554
Denominator:
Basic weighted average shares	523,938	518,716	515,822
Outstanding options, net	7,749	12,293	10,009
Convertible preferred stock	106,517	64,591	—
Convertible debt	38,462	38,462	—
Diluted weighted average shares	676,666	634,062	525,831
Basic and diluted income per share:
Basic income per share	$2.36	$0.50	$0.11
Diluted income per share	$1.89	$0.47	$0.11

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

The following potential common shares have been excluded from the computation of diluted earnings per share:

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
Stock options	38,427	18,461	14,525
Convertible preferred stock	—	18,883	75,964
Convertible notes	—	—	38,462
	38,427	37,344	128,951

3.   Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
Impairment charges	$46,114	$30,014	$24,914
Store and equipment lease exit charges (credits)	22,578	5,641	(2,840)
	$68,692	$35,655	$22,074

Impairment Charges

In fiscal 2006, 2005, and 2004, store closing and impairment charges include non-cash charges of $46,114, $30,014, and $24,914, respectively, for the impairment of long-lived assets at 414, 291, and 208 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

Store and Equipment Lease Exit (Credits) Charges

During fiscal 2006, 2005, and 2004, the Company recorded charges for 43, 13, and 5 stores, respectively, to be closed or relocated under long term leases. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The discount rates used to determine the liability were 4.70%, 3.90% and 2.96% at March 4, 2006, February 26, 2005, and February 28, 2004, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

The reserve for store lease exit costs includes the following activity:

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
Balance—beginning of year	$220,903	$254,361	$306,485
Provision for present value of noncancellable lease payments of stores designated to be closed	18,482	14,515	1,949
Changes in assumptions about future sublease income, terminations and change of interest rate	(4,201)	(14,291)	(5,928)
Reversals of reserves for stores that management has determined will remain open	(271)	(2,137)	(6,458)
Interest accretion	8,814	8,188	7,987
Cash payments, net of sublease income	(35,272)	(39,733)	(49,674)
Balance—end of year	$208,455	$220,903	$254,361

The Company’s revenues and income before income taxes for fiscal 2006, 2005, and 2004 include results from stores that have been closed as of March 4, 2006. The revenue and operating losses of these stores for the periods are presented as follows:

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
Revenues	$127,895	$262,767	$341,067
Loss from operations	(8,128)	(6,652)	(2,736)

Included in loss from operations for fiscal 2006, 2005, and 2004 are depreciation and amortization charges of $1,131, $2,435 and $3,628, respectively, and closed store inventory liquidation charges of $10,236, $8,446, and $5,629, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

4.   Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at March 4, 2006 and February 26, 2005 was $32,336 and $31,216, respectively. The Company’s accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

The Company maintains securitization agreements with several multi-seller asset-backed commercial paper vehicles (“CPVs”). Under the terms of the securitization agreements, the Company sells

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company’s affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs.  Transferred outstanding receivables cannot exceed $400,000.

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At March 4, 2006 and February 26, 2005, the total of outstanding receivables that have been transferred to the CPVs were $330,000 and $150,000, respectively. The average amount of outstanding receivables transferred during fiscal 2006 and 2005 was $243,639 and $263,312, respectively.  Total receivable transfers for fiscal 2006 and 2005 totaled approximately $3,716,000 and $1,897,000, respectively. Collections made by the Company as part of the servicing arrangement on behalf of the CPVs, for fiscal 2006 and 2005 totaled approximately $3,536,000 and $1,747,000, respectively. At March 4, 2006 and February 26, 2005, the Company retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $274,518 and $426,433, respectively, exclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

The Company is subject to an ongoing program fee of approximately LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2006 and 2005 were $12,805 and $3,962, respectively. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness.  The CPVs have a commitment to purchase that ends September 2006 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, the Company has access to a backstop credit facility, which is backed by the CPVs and which expires in September 2007, to continue to provide liquidity to the Company.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company’s corporate concentration account. At March 4, 2006 and February 26, 2005, the Company had $2,219 and $760 of cash, respectively that was restricted for the payment of trustee fees.

The Company has determined  that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Additionally, the Company has determined that it does not hold a variable interest in the CPVs, pursuant to the guidance in FIN 46R, “Consolidation of Variable Interest Entities”, and therefore has determined that the de-recognition of the transferred receivables is appropriate.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005, and February 28, 2004
(In thousands, except per share amounts)

5.   Property, Plant and Equipment

Following is a summary of property, plant and equipment, including capital lease assets, at March 4, 2006 and February 26, 2005:

	2006	2005
Land	$186,665	$201,413
Buildings	604,201	628,335
Leasehold improvements	1,174,883	1,127,497
Equipment	1,488,184	1,440,927
Construction in progress	70,046	34,927
	3,523,979	3,433,099
Accumulated depreciation	(1,806,957)	(1,699,405)
Property, plant and equipment, net	$1,717,022	$1,733,694

Depreciation expense, which includes the depreciation of assets recorded under capital leases, was $217,160 in fiscal 2006, $219,641 in fiscal 2005 and $231,548 in fiscal 2004.

Included in property, plant and equipment is the carrying amount of assets to be disposed of totaling $15,638 and $17,000 at March 4, 2006 and February 26, 2005, respectively.

6.   Goodwill and Other Intangibles

The Company accounts for goodwill under the guidance set forth in SFAS No. 142, which specifies that all goodwill and indefinite life intangibles shall not be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis. The Company has completed its annual impairment evaluation for the year ended March 4, 2006, and concluded that there is no goodwill impairment loss to be recognized. However, goodwill was reduced by $28,499 related to the reduction in tax reserves established upon acquisition of a subsidiary. As of March 4, 2006 and February 26, 2005 the Company had goodwill of $656,037 and $684,535, respectively and no indefinite life intangibles.

The Company’s intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company’s intangible assets as of March 4, 2006 and February 26, 2005.

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Favorable leases and other	$306,665	$(195,669)	18 years	$311,635	$(191,482)	20 years
Prescription files	408,519	(326,287)	12 years	369,425	(310,098)	13 years
Total	$715,184	$(521,956 521,986)		$681,060	$(501,580)

Amortization expense for these intangible assets was $32,595, $27,101, and $33,036 for fiscal 2006, 2005 and 2004, respectively. The anticipated annual amortization expense for these intangible assets is 2007—$35,124, 2008—$32,374, 2009—$28,441, 2010—$22,461 and 2011—$13,520.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005, and February 28, 2004
(In thousands, except per share amounts)

7.   Accrued Salaries, Wages and Other Current Liabilities

Accrued salaries, wages and other current liabilities consist of the following at March 4, 2006 and February 26, 2005:

	2006	2005
Accrued wages, benefits and other personnel costs	$285,233	$274,844
Accrued self insurance liability, current portion	74,684	69,957
Accrued sales and other taxes payable	41,107	48,726
Accrued interest	38,503	43,047
Deferred vendor income, current portion	25,062	33,662
Accrued lease exit costs, current portion	28,883	30,243
Accrued store expense	28,529	25,632
Accrued real estate and personal property taxes	21,440	24,175
Accrued rent and other occupancy costs	23,937	28,867
Accrued legal and other professional fees	10,442	32,548
Other	119,116	78,650
	$696,936	$690,351

8.   Income Taxes

The (benefit) provision for income tax was as follows:

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
Current tax (benefit) expense
Federal	$(6,621)	$1,405	$(41,140)
State	(17,424)	14,092	5,766
	(24,045)	15,497	(35,374)
Deferred tax benefit:
Federal	(1,088,507)	(176,031)	(13,421)
State	(117,200)	(7,937)	—
	(1,205,707)	(183,968)	(13,421)
Total income tax benefit	$(1,229,752)	$(168,471)	$(48,795)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005, and February 28, 2004
(In thousands, except per share amounts)

A reconciliation of the expected statutory federal tax and the total income tax benefit was as follows:

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
Expected federal statutory expense at 35%	$15,139	$46,903	$12,083
Nondeductible compensation	219	99	2,375
Other nondeductible expenses	2,349	2,974	981
State income taxes, net	3,155	4,001	1,962
Recoverable federal tax and reduction of previously recorded liabilities	(19,527)	—	(56,663)
Valuation allowance	(1,231,087)	(222,448)	(9,533)
Total income tax benefit	$(1,229,752)	$(168,471)	$(48,795)

The income tax benefit for fiscal 2006 includes $1,231,087 related to the reduction of the valuation allowance on federal and state net deferred tax assets that have an expected future utilization and were  reserved prior to fiscal 2006.

The income tax benefit for fiscal 2005 included $179,538 related to the reduction of the valuation allowance on federal and state net deferred tax assets that have an expected future utilization and were fully reserved prior to fiscal 2005.

The income tax benefit for fiscal 2004 included $54,561 primarily representing recoverable federal and state income taxes and interest as well as a reduction of previously recorded liabilities related to the conclusions of the Internal Revenue Service examination of fiscal years 1996 through 2000.

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at March 4, 2006 and February 26, 2005:

	2006	2005
Deferred tax assets:
Accounts receivable	$18,405	$25,700
Accrued expenses	173,603	207,849
Liability for lease exit costs	85,768	91,037
Pension, retirement and other benefits	108,801	89,743
Investment	22,209	28,782
Long-lived assets	228,049	139,514
Credits	68,564	81,922
Net operating losses	1,083,522	1,317,572
Total gross deferred tax assets	1,788,921	1,982,119
Valuation allowance	(259,602)	(1,674,621)
Net deferred tax assets	1,529,319	307,498
Deferred tax liabilities
Inventory	126,695	115,176
Other	3,272	3,052
Total gross deferred tax liabilities	129,967	118,228
Net deferred tax assets	$1,399,352	$189,270

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005, and February 28, 2004
(In thousands, except per share amounts)

Prior year classifications in the above table were reclassed during fiscal 2006 to conform to current year presentation. The Company continues to be examined by taxing authorities for the above tax years and management believes there are adequate reserves for remaining federal and state income taxes.

Net Operating Losses, Capital Losses and Tax Credits

At March 4, 2006, the Company had federal net operating loss (NOL) carryforwards of approximately $2,340,000, the majority of which will expire between fiscal 2019 and 2022. The Company underwent an ownership change for statutory tax purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. This limitation was considered when the valuation allowance was released.

At March 4, 2006, the Company had state NOL carryforwards of approximately $3,984,400, the majority of which will expire between fiscal 2015 and 2022.

At March 4, 2006, the Company had a capital loss carryforward of $279,335 which will expire, if not offset by future capital gains, by fiscal 2008.

At March 4, 2006, the Company had federal business tax credit carryforwards of $52,246, the majority of which will expire between fiscal 2013 and 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $8,736.

Valuation Allowances

The valuation allowances as of March 4, 2006 and February 26, 2005 apply to the net deferred tax assets of the Company. Based upon a review of a number of factors, including the Company’s historical operating performance and its expectation that it can generate sustainable consolidated taxable income for the foreseeable future, management concluded at the end of fiscal 2006 that the majority of the net deferred tax assets would be utilized. Thus, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, management recorded a tax benefit during fiscal 2006 releasing most of the remaining valuation allowance, resulting in a non-cash increase in net income of $1,231.1 million. Based upon the then available factors at the fourth quarter of fiscal 2005, management recorded a tax benefit for a portion of the Company’s net deferred tax assets by releasing a portion of the valuation allowance, resulting in a non-cash increase in net income of $179.5 million during fiscal 2005. Until the fourth quarter of fiscal 2005, the Company provided a full valuation allowance against its net deferred tax assets. An additional reduction in the valuation allowance of $1,847 and $5,293 was recorded as additional paid-in capital in fiscal 2006 and fiscal 2005, respectively to reflect the tax benefit associated with previously recorded stock based compensation. The Company continues to maintain a valuation allowance of $259,602 against remaining net deferred tax assets at fiscal year end 2006, which relates primarily to state net operating loss carryforwards and federal capital loss carryforwards.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

9.   Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations at March 4, 2006 and February 26, 2005:

	March 4, 2006	February 26, 2005
Secured Debt:
Senior Secured revolving credit facility due September 2010	$534,000	$—
Senior secured credit facility term loan due September 2009	—	448,875
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $1,040 and 2,599)	140,985	139,426
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $2,834 and $3,501)	357,166	356,499
9.5% senior secured notes due February 2011	300,000	300,000
7.5% senior secured notes due January 2015	200,000	200,000
Other	1,962	2,338
	1,534,113	1,447,138
Lease Financing Obligations	178,227	168,285
Unsecured Debt:
7.625% senior notes due April 2005	—	170,500
6.0% fixed-rate senior notes due December 2005	—	38,047
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $1,000 and $2,500)	249,000	247,500
7.125% notes due January 2007	184,074	184,074
11.25% senior notes due July 2008	—	150,000
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,741 and $1,981)	148,259	148,019
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	1,339,106	1,695,913
Total debt	3,051,446	3,311,336
Current maturities of convertible notes, long-term debt and lease financing obligations	(584,196)	(223,815)
Long-term debt and lease financing obligations, less current maturities	$2,467,250	$3,087,521

2006 Transactions:

Credit Facility

On September 30, 2005, the Company amended its senior secured credit facility. The amended senior credit facility consists solely of a $1,750,000 revolving credit facility. Borrowings under the amended senior secured credit facility currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending on the amount of revolver availability, as specified in the amended senior secured credit facility. The Company is required to pay fees of 0.25% per annum on the daily unused amount of the amended revolving credit facility. The amounts drawn on the amended revolving credit facility become due and payable in September 2010.

The amended senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the amended senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). The Company has the ability to incur additional unsecured debt of up to $750,000 with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured subordinated debt

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1,800,000. At March 4, 2006 remaining additional permitted secured subordinated debt under the amended senior secured credit facility was $797,975 in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The amended senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The amended senior secured facility also allows for the repurchase of any debt with a maturity on or before September 2010, and for the repurchase of debt with a maturity after September 2010, if the Company maintains availability on the revolving credit facility of at least $100,000.

The amended senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, mergers and acquisitions and the granting of liens. The amended senior secured credit facility also requires the Company to maintain a minimum fixed charge coverage ratio, but only if availability on the revolving credit facility is less than $100,000.

The amended senior secured credit facility provides for events of default including nonpayments, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having principal amount in excess of $50,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

The Company’s ability to borrow under the amended senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At March 4, 2006, the Company had $534,000 of borrowings outstanding under the revolving credit facility. At March 4, 2006, the Company also had letters of credit outstanding against the revolving credit facility of $115,703, which gave the Company additional borrowing capacity of $1,100,297.

The Company’s amended senior secured credit facility is backed by a syndicate of banks. The lead banks in the syndicate, Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc. have provided certain financial advisory, investment banking and other services for the Company, for which they have received customary fees and commissions.

Other Transactions

On December 15, 2005, the Company paid at maturity the remaining outstanding principal amount of $38,000 of the Company’s 6.0% fixed-rate senior notes due December 2005.

On July 15, 2005, the Company completed the early redemption of all of the Company’s $150,000 aggregate principle amount of 11.25% notes due July 2008 at the Company’s contractually determined early redemption price of 105.625% plus accrued interest. The Company funded the redemption with borrowings under the Company’s receivable securitization agreements. The Company recorded a loss on debt modification of $9,200 related to this transaction.

On April 15, 2005 the Company paid at maturity the remaining outstanding principal amount of $170,500 of the Company’s 7.625% senior notes due April 2005.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

2005 Transactions

Credit Facility

On September 22, 2004, the Company amended its senior secured credit facility. The facility consisted of a $450,000 term loan and a $950,000 revolving credit facility and had a maturity date of September 2009. The proceeds of the loans made on the closing date of the credit facility along with available cash and proceeds from the receivables securitization agreements were used to repay outstanding amounts under the credit facility.

As a result of the placement of the senior secured credit facility and the receivable securitization agreements, the Company recorded a loss on debt modification of $20,020 for the year ended February 26, 2005.

Other Transactions

In January 2005, the Company issued $200,000 aggregate principal amount of 7.5% senior secured notes due 2015. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation, and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. The Company’s obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under the senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of the Company’s 12.5% senior notes, the 9.5% senior secured notes and the 8.125% senior secured notes, granted by the subsidiary guarantors on all of their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions. The indenture governing the Company’s 7.5% senior secured notes contains customary covenant provisions that, among other things, include limitations on the Company’s ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

During the year ended February 26, 2005, the Company made open market purchases of the following securities:

Debt Repurchased	Principal Amount Repurchased	Amount Paid	Gain / (loss)
7.625% notes due 2005	$27,500	$28,275	$(795)
7.125% notes due 2007	26,000	26,548	(605)
6.875% fixed rate senior notes due 2028	12,000	9,660	2,191
Total	$65,500	$64,483	$791

The gain on the transactions listed above is recorded as part of the Company’s loss on debt modifications for the year ended February 26, 2005.

2004 Transactions:

On May 28, 2003, the Company amended its senior secured credit facility. The facility consisted of a $1,150,000 term loan and a $700,000 revolving credit facility. The proceeds of the loans made on the closing of the credit facility were, among other things, used to repay the outstanding amounts under the old

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

facility and to purchase the land and buildings at the Company’s Perryman, MD and Lancaster, CA distribution centers, which had previously been leased through a synthetic lease arrangement. As a result of the placement of the senior secured credit facility, the Company recorded a loss on debt modification in fiscal 2004 of $43,197 (which included the write-off of previously deferred debt issue costs of $35,120).

On October 1, 2003, the Company paid, at maturity, its remaining outstanding balance on the 6.0% dealer remarketable securities.

In May 2003, the Company issued $150,000 aggregate principal amount of 9.25% senior notes due 2013. These notes are unsecured and effectively subordinate to the Company’s secured debt. The indenture governing the 9.25% senior notes contains customary covenant provisions that, among other things, include limitations on the Company’s ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

In April 2003, the Company issued $360,000 aggregate principal amount of 8.125% senior secured notes due 2010. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsecured, unsubordinated indebtedness. The Company’s obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under the Company’s senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of the Company’s 12.5% senior notes, the Company’s 7.5% senior secured notes and the Company’s 9.5% senior secured notes, granted by subsidiary guarantors on all of their assets that secure the obligations under the new senior secured credit facility, subject to certain exceptions. The indenture governing the Company’s 8.125% senior secured notes contains customary covenant provisions that, among other things, include limitations on the Company’s ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

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

The gain on the transactions listed above is recorded as part of the loss on debt modifications for the year ended February 28, 2004.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

Other:

The Company had outstanding letters of credit of $115,703 at March 4, 2006 and $114,115 at February 26, 2005.

The annual weighted average interest rate on the Company’s indebtedness was 7.4%, 7.0%, and 6.8% for fiscal 2006, 2005, and 2004, respectively.

The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2007—$574,514; 2008—$632; 2009—$150,329; 2010—$120 and $2,147,624 in 2011 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation’s wholly-owned subsidiaries guarantee the obligations under the new senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory, and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the new senior credit facility. Rite Aid Corporation’s direct obligations under the new senior credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011 the 8.125% senior secured notes due 2010 and the 7.5% senior secured notes due 2015 are guaranteed by substantially all of the Company’s wholly-owned subsidiaries and are secured on a second priority basis by the same collateral as the new senior secured credit facility.

The subsidiary guarantees related to the Company’s credit facility and certain of the Company’s indentures are full and unconditional and joint and several and there are no restrictions on the ability of the parent to obtain funds from its subsidiaries. Also, the parent company’s assets and operations are not material and subsidiaries not guaranteeing the credit facilities are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

10.   Leases

The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from five to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $7,534, $7,499, and $8,892, was $569,269, $555,940, and $553,927 in fiscal 2006, 2005, and 2004, respectively. These amounts include contingent rentals of $31,345, $33,051, and $32,143 in fiscal 2006, 2005, and 2004, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

During fiscal 2006, the Company sold 32 owned properties to several independent third parties. Proceeds from these sales totaled $85,308. The Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. Thirty leases are being accounted for as operating leases and two are being accounted for under the financing method as of March 4, 2006. Gains on these transactions of $15,935 have been deferred and are being recorded over the related minimum lease terms. Losses of $996, which relate to certain stores in these transactions, were recorded as losses on the sale of assets and investments for the year ended March 4, 2006.

During fiscal 2005, the Company sold 36 owned properties to several outside entities. Proceeds from these sales totaled $94,151. The Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. The leases are being accounted for as operating leases. Gains on these transactions of $14,500 have been deferred and are being recorded over the related minimum lease terms. Losses of $3,151, which relate to certain stores in these transactions, were recorded as losses on the sale of assets and investments for the year ended February 26, 2005.

The Company also leases certain facilities through sale-leaseback arrangements accounted for using the financing method. The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 4, 2006 and February 26, 2005 are summarized as follows:

	2006	2005
Land	$5,108	$5,108
Buildings	171,578	166,057
Equipment	11,353	11,353
Accumulated depreciation	(67,112)	(60,322)
	$120,927	$122,196

Following is a summary of lease finance obligations at March 4, 2006 and February 26, 2005:

	2006	2005
Obligations under capital leases	$170,838	$168,285
Sale-leaseback obligations	7,388	—
Less current obligation	(9,682)	(9,262)
Long-term lease finance obligations	$168,544	$159,023

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

Following are the minimum lease payments for all properties under a lease agreement, net of sublease income, that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 4, 2006:

Fiscal year	Lease Financing Obligations	Operating Leases
2007	25,215	562,169
2008	24,825	540,849
2009	22,813	511,658
2010	22,209	481,894
2011	22,184	449,250
Later years	179,110	3,349,310
Total minimum lease payments	$296,356	$5,895,130
Amount representing interest	(118,129)
Present value of minimum lease payments	$178,227

11.   Redeemable Preferred Stock

In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $19,253 for the fiscal 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders’ equity using the interest method are made so that the carrying amount  equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2006, 2005 and 2004. Pursuant to the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity”, the amount of this instrument is $19,970 and $19,868 and is recorded in Other Non-Current Liabilities as of March 4, 2006 and February 26, 2005, respectively.

12.   Capital Stock

As of March 4, 2006, the authorized capital stock of the Company consists of 1,000,000 shares of common stock and 20,000 shares of preferred stock, each having a par value of $1.00 per share. Preferred stock is issued in series, subject to terms established by the Board of Directors.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

In fiscal 2006, the Company issued 4,820 shares of Series I Mandatory Convertible Preferred Stock (“Series I preferred stock”) at an offering price of $25 per share. Dividends on the Series I preferred stock are $1.38 per share per year, and are due and payable on a quarterly basis in either cash or common stock or a combination of both at the Company’s election. The Series I preferred stock will automatically convert into common stock on November 17, 2008 at a rate that is dependent upon the adjusted applicable market value of the Company’s common stock (as defined in the Series I Certificate of Designations). If the adjusted applicable market value of the Company’s common stock is $5.30 a share or higher at the conversion date, then the Series I preferred stock is convertible at a rate of 4.7134 share of the Company’s common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of the Company’s common stock is less than or equal to $4.42 per share at the conversion date, then the Series I preferred stock is convertible at a rate of 5.6561 shares of the Company’s common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of the Company’s common stock is between $4.42 per share and $5.30 per share at the conversion date, then the Series I preferred stock is convertible into common stock at a rate that is between 4.7134 and 5.6561 per share. The holder may convert shares of the Series I preferred stock into common stock at any time prior to the mandatory conversion date at the rate of 4.7134 per share. The Series I preferred stock is also convertible at the Company’s option, but only if the adjusted applicable market value of the Company’s common stock exceeds $9.55. If the Company is subject to a cash acquisition (as defined in the Certificate of Designations) prior to the mandatory conversion date, the holder may elect to convert the shares of Series I preferred stock into shares of common stock using a conversion rate set forth in the Certificate Designations. The holder will also receive a payment equal to the present value of all scheduled dividends through the mandatory conversion date.

Proceeds from the issuance of the Series I preferred stock, along with borrowings under the revolver, were used to redeem all shares of the Company’s Series F preferred stock, at 105% of the liquidation preference of $100 share. The Company paid a premium to redeem the Series F preferred stock of $5,883, which was recorded as an increase to the accumulated deficit in the year ended March 4, 2006. This premium reduces net income available to common stockholders for fiscal 2006. The Company’s Series F preferred stock was held by Green Equity Investors, III, L.P., a related party of the Company.

During the fourth quarter of fiscal 2005, the Company issued 2,500 shares of Series E Mandatory Convertible preferred stock (“Series E preferred stock”) at an offering price of $49 per share. Dividends on the Series E preferred stock are $3.50 per share per year, and are due and payable on a quarterly basis beginning on May 2, 2005. The dividends are payable in either cash or common stock or a combination thereof at our election. The Series E preferred stock will automatically convert into common stock on February 1, 2008 at a rate that is dependent upon the adjusted applicable market value of the Company’s common stock (as defined in the Series E preferred stock agreement). If the adjusted applicable market value of the Company’s common stock is $5.36 a share or higher at the conversion date, then the Series E preferred stock is convertible at a rate of 9.3284 shares (or higher) of the Company’s common stock for every share of Series E preferred stock outstanding. If the adjusted applicable market value of the Company’s common stock is less than or equal to $3.57 per share at the conversion date, then the Series E preferred stock is convertible at a rate of 14.0056 shares of the Company’s common stock for every share of Series E preferred stock outstanding. If the adjusted applicable market value of the Company’s common stock is between $3.57 per share and $5.36 per share at the conversion date, then the Series E preferred stock is convertible into common stock at a rate that is between 14.0056 and 9.3284 shares. The Series E

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

preferred stock is also convertible at the Company’s option, but only if the adjusted applicable market value of the Company’s common stock exceeds $8.04.

Proceeds of $120,000, net of estimated issuance cost of $2,500, from the offering of the Company’s Series E preferred stock were used to redeem 1,040 shares of the Company’s Series D preferred stock. In accordance with the provisions of the Series D stock agreement, the Company paid a premium of 105% of the liquidation preference of $100 per share. The total premium was $5,650 and was recorded as an increase to the accumulated deficit in the year ended February 26, 2005. Subsequent to the issuance of the Series E preferred stock, the Company exchanged the remaining 3,483 shares of Series D preferred stock for equal amounts of Series F, G and H preferred stock. The Series F, G and H preferred stock have substantially the same terms as the Series D preferred stock, except for differences in dividend rates and redemption features. The Series F preferred stock pays dividends at 8% of liquidation preference and can be redeemed at the Company’s election at any point after issuance. The Series G preferred stock pays dividends at 7% of liquidation preference and can be redeemed at the Company’s election after January 2009. The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at the Company’s election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at the election of the Company. Any redemptions are at 105% of the liquidations preference of $100 per share, plus accrued and unpaid dividends. The Series F, G, and H shares are all convertible into common stock of the Company, at the holder’s option, at a conversion rate of $5.50 per share.

13.   Stock Option and Stock Award Plans

The Company reserved 22,000 shares of its common stock for the granting of stock options and other incentive awards to officers and key associates under the 1990 Omnibus Stock Incentive Plan  (the 1990 Plan), which was approved by the shareholders. Options may be granted, with or without stock appreciation rights (“SAR”), at prices that are not less than the fair market value of a share of common stock on the date of grant. The exercise of either a SAR or option automatically will cancel any related option or SAR. Under the 1990 Plan, the payment for SARs will be made in shares, cash or a combination of cash and shares at the discretion of the Compensation Committee.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 73,295 as of March 4, 2006.

The Company has issued 9,122 options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein.

Stock Options

Following is a summary of stock option transactions for the fiscal years ended March 4, 2006, February 26, 2005, and February 28, 2004:

	Shares	Weighted Average Price Per Share
Balance, March 1, 2003	64,676	$5.01
Granted	4,687	4.65
Exercised	(1,291)	2.82
Cancelled	(6,077)	8.54
Balance, February 28, 2004	61,995	4.72
Granted	6,220	5.22
Exercised	(1,105)	2.78
Cancelled	(2,179)	5.50
Balance, February 26, 2005	64,931	4.78
Granted	7,678	4.05
Exercised	(4,206)	2.75
Cancelled	(5,685)	5.93
Balance, March 4, 2006	62,718	$4.72

For various price ranges, weighted average characteristics of outstanding stock options at March 4, 2006 were as follows:

	Outstanding Options			Exercisable Options
Range of exercise prices	Number Outstanding as of March 4, 2006	Remaining life (years)	Weighted Average Price	Shares	Weighted Average Price
$1.98 to $2.26	6,715	6.39	$2.17	5,692	$2.18
$2.30 to $2.58	2,366	6.49	$2.52	1,825	$2.52
$2.65 to $2.75	12,375	4.07	$2.75	12,183	$2.75
$3.00 to $3.83	2,763	7.72	$3.58	1,156	$3.38
$3.89 to $4.05	15,770	4.98	$4.05	15,486	$4.05
$4.06 to $4.47	7,240	8.85	$4.17	816	$4.40
$4.55 to $5.40	7,741	6.52	$5.35	4,235	$5.35
$5.44 to $16.94	6,306	5.02	$8.83	5,642	$9.16
$19.25 to $48.56	1,439	2.61	$28.19	1,439	$28.19
$48.81 to $48.81	3	2.84	$48.81	3	$48.81
$1.98 to $48.81	62,718	5.71	$4.72	48,477	$4.86

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

At February 26, 2005 and February 28, 2004, the amount of exercisable options and corresponding weighted average price per share was 50,723 and $4.89 and 46,928 and $4.98, respectively.

Restricted Stock

The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. Additionally, vesting of certain of the shares awarded is conditional upon the Company meeting specified performance targets. Following is a summary of restricted stock transactions for the fiscal years ended March 4, 2006, February 26, 2005, and February 28, 2004:

	Shares	Weighted Average Price Per Share
Balance, March 1, 2003	43	$8.56
Granted	185	5.44
Vested	(22)	8.56
Cancelled	—	—
Balance, February 28, 2004	206	5.77
Granted	6,232	4.65
Vested	(83)	6.25
Cancelled	(1,884)	5.37
Balance, February 26, 2005	4,471	4.37
Granted	4,546	4.05
Vested	(905)	3.92
Cancelled	(2,377)	4.83
Balance, March 4, 2006	5,735	$4.00

Compensation expense related to all restricted stock grants is being recorded over a one to three year vesting period of these grants. For the years ended March 4, 2006, February 26, 2005, and February 28, 2004, the Company recognized expense of $6,582, $2,311, and $693, respectively, related to restricted share awards.

Stock Appreciation Units

The Company has issued stock appreciation units to various members of field management. The grant price for each unit is the closing price of the Company’s common stock on the date of grant. The units vest four years from the date of grant. For each outstanding unit, the Company was obligated to pay out the difference between the grant price and the average market price of one share of the Company’s common stock for the last twenty trading days before the vesting date. The payment could have been in cash or shares, at the discretion of the Company; however, the Company historically made cash payments. The Company’s obligations under the stock appreciation units were remeasured at each balance sheet date and amortized to compensation expense over the vesting period.

At March 1, 2003, there were approximately 2,990 stock appreciation rights units outstanding, which were paid during fiscal 2004. As of March 4, 2006, the Company had no stock appreciation units left outstanding. Amounts expensed relating to the stock appreciation rights units for fiscal 2006, 2005, and 2004 were $0, $0, and $1,062, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005, and February 28, 2004
(In thousands, except per share amounts)

14.   Retirement Plans

Defined Contribution Plans

The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. During fiscal 2003, the Company committed to maintaining the current level of benefits in its principal 401(k) plan through December 31, 2006. Total expenses recognized for the above plans was $32,633 in fiscal 2006, $30,358 in fiscal 2005, and $29,855 in fiscal 2004.

The Chairman of the Board and the President and Chief Executive Officer are entitled to supplemental retirement defined contribution arrangements in accordance with their employment agreements, which vest monthly. The Company makes monthly investments to fund obligations. Other officers, who are not participating in the defined benefit nonqualified executive retirement plan, are included in a supplemental retirement plan, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The Company makes annual investments to fund the obligations. The expense recognized for these plans was $4,862 in fiscal 2006, $5,170 in fiscal 2005, and $5,084 in fiscal 2004.

Defined Benefit Plans

The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company’s funding policy for the Rite Aid Pension Plan (the “Defined Benefit Pension Plan”) is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made discretionary contributions of $8,100 in fiscal 2006, $0 in fiscal 2005 and $5,000 in fiscal 2004.

The Company has established the nonqualified executive retirement plan for certain officers who, pursuant to their employment agreements, are not participating in the defined contribution supplemental retirement plan. Generally, eligible participants receive an annual benefit, payable monthly over fifteen years, equal to a percentage of the highest base salary and highest bonus paid or accrued for each participant within the ten fiscal years prior to the date of the event giving rise to payment of the benefit. This defined benefit plan is unfunded. In fiscal 2004, the Company determined that the obligation for certain former executives that had either been indicted by the U.S. Attorney’s office, or had pleaded guilty to certain criminal charges, were no longer binding. Therefore, the Company recorded a settlement benefit, due to the elimination of those obligations.

The Company uses a February 28 measurement date for its plans.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005, and February 28, 2004
(In thousands, except per share amounts)

Net periodic pension expense for the defined benefit plans included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2006	2005	2004	2006	2005	2004
Service cost	$3,142	$2,843	$2,614	$77	$71	$85
Interest cost	5,075	4,844	4,615	1,163	1,241	1,450
Expected return on plan assets	(3,788)	(2,687)	(1,481)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	87	87	87
Amortization of unrecognized prior service cost	831	669	452	—	—	—
Amortization of unrecognized net loss	1,732	1,862	3,287	238	387	335
Curtailment and settlement	—	—	—	—	—	(5,222)
Net pension expense (credit)	$6,992	$7,531	$9,487	$1,565	$1,786	$(3,265)

The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company’s defined benefit plans, as well as the funded status and amounts recognized in the Company’s balance sheet as of March 4, 2006 and February 26, 2005:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligation at end of prior year	$89,173	$81,907	$21,456	$21,724
Service cost	3,142	2,843	77	71
Interest cost	5,075	4,844	1,163	1,241
Distributions	(5,867)	(6,382)	(1,934)	(2,074)
Change due to change in assumptions	3,994	2,909	254	227
Change due to plan amendment	85	2,088	—	—
Actuarial loss	800	964	2	267
Benefit obligation at end of year	$96,402	$89,173	$21,018	$21,456
Change in plan assets:
Fair value of plan assets at beginning of year	$63,650	$59,985	$—	$—
Employer contributions	11,490	4,438	1,934	2,074
Actual return on plan assets	5,022	7,201	—	—
Distributions (including expenses paid by the plan)	(7,515)	(7,974)	(1,934)	(2,074)
Fair value of plan assets at end of year	$72,647	$63,650	$—	$—
Funded status	$(23,755)	$(25,523)	$(21,018)	$(21,456)
Unrecognized net loss	24,451	20,975	1,830	1,813
Unrecognized prior service cost	3,525	4,272	—	—
Unrecognized net transition obligation	—	—	173	260
Prepaid or (accrued) pension cost recognized	$4,221	$(276)	$(19,015)	$(19,383)
Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$4,221	$—	$—	$—
Accrued pension liability	(27,343)	(25,001)	(20,800)	(21,195)
Pension intangible asset	3,525	4,272	173	260
Accumulated other comprehensive income	23,818	20,453	1,612	1,552
Net amount recognized	$4,221	$(276)	$(19,015)	$(19,383)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005, and February 28, 2004
(In thousands, except per share amounts)

The increase (decrease) in minimum liability included in other comprehensive income was as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2006	2005	2004	2006	2005	2004
Increase (decrease) in minimum liability included in other comprehensive income	$3,365	$(983)	$(5,163)	$60	$109	$24

The accumulated benefit obligation for all defined benefit plans was $116,568 and $109,847 as of March 4, 2006 and February 26, 2005, respectively.

The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of March 4, 2006, February 26, 2005, and February 28, 2004 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Rate of increase in future compensation levels	5.00	4.50	4.50	3.00	3.00	3.00

Weighted average assumptions used to determine net cost for the fiscal years ended March 4, 2006, February 26, 2005 and February 28, 2004 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.50%	5.50%	6.00%	6.32%
Rate of increase in future compensation levels	5.00	4.50	4.50	3.00	3.00	3.00
Expected long-term rate of return on plan assets	7.75	8.00	8.00	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75% long-term rate of return on plan assets assumption for fiscal 2006 and the 8.00% long-term rate of return on plan assets assumption for fiscal 2005 and 2004.

The Company’s pension plan asset allocations at March 4, 2006 and February 26, 2005 by asset category were as follows:

	March 4, 2006	February 26, 2005
Equity securities	62%	67%
Debt securities	38%	33%
Total	100%	100%

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005, and February 28, 2004
(In thousands, except per share amounts)

The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

•       Achieve a rate of return on investments that exceeds inflation over a full market cycle and is consistent with actuarial assumptions;

•       Balance the correlation between assets and liabilities by diversifying the portfolio among various asset classes to address return risk and interest rate risk;

•       Balance the allocation of assets between the investment managers to minimize concentration risk;

•       Maintain liquidity in the portfolio sufficient to meet plan obligations as they come due; and

•       Control administrative and management costs.

The asset allocation established for the pension investment program reflects the risk tolerance of the Company, as determined by:

•       The current and anticipated financial strength of the Company;

•       the funded status of the plan; and

•       plan liabilities.

Investments in both the equity and fixed income markets will be maintained, recognizing that historical results indicate that equities (primarily common stocks) have higher expected returns than fixed income investments. It is also recognized that the correlation between assets and liabilities must be balanced to address higher volatility of equity investments (return risk) and interest rate risk.

The following targets are to be applied to the allocation of plan assets.

Category	Target Allocation
U.S. equities	45%
International equities	15%
U.S. fixed income	40%
Total	100%

The Company expects to contribute $10,700 to the Defined Benefit Pension Plan and $2,212 to the Nonqualified Executive Retirement Plan during fiscal 2007.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005, and February 28, 2004
(In thousands, except per share amounts)

Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the Nonqualified Executive Retirement Plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2007	$4,700	$2,200
2008	4,800	2,200
2009	5,100	2,200
2010	5,300	2,000
2011	5,600	1,600
2012–2016	31,100	8,800
Total	$56,600	$19,000

Other Plans

The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $11,642 in fiscal 2006, $11,750 in fiscal 2005 and $9,682 in fiscal 2004.

15.   Commitments, Contingencies and Guarantees

Legal Proceedings

Federal investigations

The Company had been under investigation, by the United States Attorney, involving various matters related to prior management’s business practices. The Company recorded an accrual of $20,000 in fiscal 2003 in connection with this investigation. During fiscal 2006, this investigation concluded resulting in the Company not being required to pay any fine or penalty. Accordingly, the accrual of $20,000 was reversed to zero in the fourth quarter of fiscal 2006.

Other

The Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. In the opinion of the Company’s management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on its financial conditions, results of operations or cash flows if decided adversely.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

Guaranteed Lease Obligations

In connection with certain business dispositions, the Company continues to guarantee lease obligations for 95 former stores. The respective purchasers assume the Company’s obligations and are, therefore, primarily liable for these obligations. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for amounts substantially less than the aggregate obligation of $198,834 as of March 4, 2006. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through January 1, 2021.

In the opinion of management, the ultimate disposition of these guarantees will not have a material effect on the Company’s results of operations, financial position or cash flows.

16.   Supplementary Cash Flow Data

	Year Ended
	March 4, 2006	February 26, 2005	February 28, 2004
Cash paid for interest (net of capitalized amounts of $934, $250 and $133	$260,224	$274,964	$295,235
Cash (refunds from) paid for income taxes	$(2,829)	$(24,557)	$7,539
Equipment financed under capital leases	$12,173	$12,349	$17,828
Equipment received for noncash consideration	$1,506	$1,439	$24,781
Preferred stock dividends paid in additional shares	$19,634	$34,441	$24,098
Exchange of preferred shares	$—	$348,243	$—
Reduction in lease financing obligation	$3,028	$—	$—

17.   Related Party Transactions

Included in other assets at March 4, 2006 and February 26, 2005 were receivables from related parties of $1,439 and $1,025.

On May 27, 2001, the Company amended the employment agreements of Robert Miller, currently Chairman of the Board, and Mary Sammons, currently President and Chief Executive Officer, to provide for the payment, subject to certain conditions, of bonuses representing the difference between the amounts called for under their severance agreements from a former employer and the amounts they actually receive. In January 2002, the Company made payments of $5,971 to Mr. Miller and $1,931 to Ms. Sammons for these bonuses. The bonuses were repayable to the extent of each executive’s recovery of severance due from the former employer. The Company recorded the payment to Mr. Miller as recoverable, as a summary judgment had been filed by the courts in his favor. In December 2003, the case was resolved in Mr. Miller’s favor, and the Company received a full reimbursement of the advanced funds from Mr. Miller. The Company expensed the payment to Ms. Sammons over the term of her employment contract. In February 2004, an arbitrator awarded Ms. Sammons $997. The Company received reimbursement of $696 from Ms. Sammons in March 2004, and received the remaining $301 by the end of fiscal 2005.

During fiscal 2006, proceeds from the issuance of the Company’s Series I preferred stock, along with borrowings under the Company’s revolving credit facility, were used to redeem all of the Company’s Series F preferred stock, which was held by Green Equity Investors, III, L.P., as discussed further in Note 12.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

During fiscal 2005, the Company redeemed 1,040 shares of the Company’s Series D preferred stock, which is held by Green Equity Investors, III, L.P. The remaining 3,483 shares of Series D preferred stock were exchanged for Series F, G, and H preferred stock, which are also held by Green Equity Investors, III, L.P. The Series F, G, and H preferred stock have substantially the same terms as the Series D preferred stock, except for differences in dividend rates and redemption features, as discussed further in Note 12.

During fiscal 2006, 2005 and 2004, the Company paid Leonard Green & Partners, L.P., fees of $300, $875 and $990 for financial advisory services, respectively. Jonathan D. Sokoloff and John G. Danhakl, two directors, are equity owners of Leonard Green & Partners, L.P. The Company has entered into a one year agreement with Leonard Green & Partners, L.P., as amended whereby the Company has agreed to pay Leonard Green & Partners, L.P., an annual fee of $300 for its consulting services. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners, L.P.

George G. Golleher, a member of the Company’s Board of Directors, also serves on the Board of Director’s of GNC, which is a related party of the Company. Included in current liabilities at March 4, 2006 and February 26, 2005 were payables to GNC of $4,186 and $5,924, respectively.

During fiscal 2004, the Company incurred $64, in legal fees payable to the sister of Mary F. Sammons, for representation of Ms. Sammons in a dispute concerning her employment agreement with a former employer.

18.   Interim Financial Results (Unaudited)

	Fiscal Year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,221,436	$4,132,523	$4,145,683	$4,771,326	$17,270,968
Cost of goods sold	3,041,980	3,009,364	3,023,739	3,496,777	12,571,860
Selling, general and administrative expenses	1,046,276	1,044,062	1,060,054	1,157,029	4,307,421
Store closing and impairment charges	15,532	8,121	2,652	42,387	68,692
Interest expense	70,851	67,513	66,909	71,744	277,017
Loss on debt modifications and retirements, net	—	9,186	—	—	9,186
(Gain) on sale of assets and investments, net	(538)	(1,955)	(1,372)	(2,597)	(6,462)
	4,174,101	4,136,291	4,151,982	4,765,340	17,227,714
Income (loss) before income taxes	47,335	(3,768)	(6,299)	5,986	43,254
Income tax expense (benefit)	13,911	(2,197)	(1,079)	(1,240,387)	(1,229,752)
Net income (loss)	$ 33,424	$ (1,571)	$ (5,220)	$ 1,246,373	$ 1,273,006
Basic income (loss) per share(1)	$ 0.05	$ (0.03)	$ (0.02)	$ 2.36	$ 2.36
Diluted income (loss) per share(1)	$ 0.05	$ (0.03)	$ (0.02)	$ 1.83	$ 1.89

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

	Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,244,357	$4,123,906	$4,107,336	$4,340,840	$16,816,439
Cost of goods sold	3,089,508	2,995,114	2,994,341	3,123,931	12,202,894
Selling, general and administrative expenses	1,014,793	1,029,250	1,013,230	1,070,263	4,127,536
Store closing and impairment (credits) charges	(4,595)	13,461	2,397	24,392	35,655
Interest expense	77,801	76,519	70,653	69,898	294,871
(Gain) loss on debt modifications and retirements, net	—	(791)	20,216	(196)	19,229
(Gain) loss on sale of assets and investments, net	(1,918)	(254)	849	3,570	2,247
	4,175,589	4,113,299	4,101,686	4,291,858	16,682,432
Income before income taxes	68,768	10,607	5,650	48,982	134,007
Income tax expense (benefit)	5,049	728	5,362	(179,610)	(168,471)
Net income	$63,719	$9,879	$288	$228,592	$302,478
Basic income (loss) per share(1)	$0.11	$0.00	$(0.02)	$0.41	$0.50
Diluted income (loss) per share(1)	$0.10	$0.00	$(0.02)	$0.35	$0.47

(1)         Income (loss) per share amounts for each quarter may not necessarily total to the yearly income (loss) per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

Costs of goods sold and selling, general and administrative expenses have been reclassified in all quarters presented to conform to the reclassifications of occupancy expense, outbound freight and warehouse costs described in Note 1.

During the fourth quarter of fiscal 2006, the Company recorded an income tax benefit of $1,231,087 from the  reduction of a valuation allowance for deferred tax assets. The Company recorded a credit of $20,000 in selling, general and administrative expenses to reverse the accrual to zero recorded for the United States Attorney’s investigation that was closed in fiscal 2006. The Company recorded $42,387 in store closing and impairment charges.

During the second quarter of Fiscal 2006, the Company recorded a loss on debt modification of $9,186 related to the amendment of its senior secured credit facility.

During the fourth quarter of fiscal 2005, the Company recorded an income tax benefit of $179,538 from the reduction of a valuation allowance for deferred tax assets. The Company recorded a credit of $36,195 in costs of goods sold for an adjustment in LIFO pricing that was triggered by a decrease in pricing indices caused by generic drug deflation. The Company recorded $24,392 in store closing and impairment charges.

During the third quarter of fiscal 2005, the Company recorded a loss on debt modification of $20,216 related to the placement of its new senior secured credit facility and accounts receivable securitization

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

agreement. The Company recorded $13,083 of non-recurring gains in selling, general and administrative expenses related to favorable litigation payments.

19.   Financial Instruments

The carrying amounts and fair values of financial instruments at March 4, 2006 and February 26, 2005 are listed as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$534,000	$534,000	$448,875	$448,875
Fixed rate indebtedness	$2,339,219	$2,233,048	$2,694,176	$2,665,951

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

20.   Hurricane Katrina

On August 29, 2005, Hurricane Katrina made landfall in Louisiana and proceeded to move through Mississippi and Alabama, causing one of the worst natural disasters in the history of the United States. As of March 4, 2006, the Company had 16 stores that remained closed. The Company is assessing whether to rebuild or re-open these stores, and does not expect these stores to be re-opened or rebuilt until sometime in fiscal 2007 or after.

During fiscal 2006, the Company incurred costs and damages related to Hurricane Katrina of $25,407. These costs and damages included the write-off of inventory and long-lived assets at net book value, relief and other payment to associates and other clean-up costs. In addition, the Company incurred $1,200 of costs relating to the major remodeling and reconstruction of certain of the impacted stores. The Company maintains insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product and business interruption. The insurance coverage is for current

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 4, 2006, February 26, 2005 and February 28, 2004
(In thousands, except per share amounts)

replacement value, less certain deductible amounts depending on the nature of the loss and number of occurrences.

As of March 4, 2006, the Company received advance payments of $30,922 from its insurance carriers. The excess of advance payments over the amounts written off of $5,515 is included in other non-current liabilities. The $1,200 of costs relating to the major remodeling and reconstruction of certain of the impacted stores is included in construction in progress. The Company is unable to determine the amount and timing of any future insurance recoveries in excess of the amounts currently received from its carriers. In addition, should the ultimate settlement be less than the amount paid to the Company by the carriers, the Company could have to reimburse the carriers for a portion of the receipt. Therefore, the excess of receipts from the insurance carriers over the losses incurred will be deferred until a settlement of the claim is finalized. The Company is unable to determine the amount and timing of this settlement.

21.   Subsequent events

In March 2006, the Company sold the land and buildings on a total of 9 owned properties to independent third parties. Net proceeds from these sales were approximately $25,600. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for 6 of these leases as operating leases and the remaining 3 leases were accounted for using the financing method. A gain on the sale of these properties of approximately $300 will be deferred and recorded over the minimum term of these leases. Losses of $400 will be recorded as losses on the sale of assets and investments in the first quarter of fiscal 2007.

RITE AID CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 4, 2006, February 26, 2005, and February 28, 2004
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 4, 2006	$31,216	$34,702	$33,582	$32,336
Year ended February 26, 2005	$16,535	$47,291	$32,610	$31,216
Year ended February 28, 2004	21,103	25,526	30,094	16,535

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ MARY F. SAMMONS
Mary F. Sammons
President and Chief Executive Officer
Dated: April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 28, 2006.

Signature	Title
/s/ ROBERT G. MILLER	Chairman of the Board of Directors
Robert G. Miller
/s/ MARY F. SAMMONS	Chief Executive Officer, President, and
Mary F. Sammons	Director
/s/ KEVIN TWOMEY	Chief Financial Officer and Executive Vice
Kevin Twomey	President
/s/ DOUGLAS E. DONLEY	Chief Accounting Officer and Senior Vice
Douglas E. Donley	President
/s/ JOSEPH B. ANDERSON, JR	Director
Joseph B. Anderson, Jr
/s/ JOHN G. DANHAKL	Director
John G. Danhakl
/s/ MICHAEL A. FRIEDMAN, MD	Director
Michael A. Friedman, MD
/s/ ALFRED M. GLEASON	Director
Alfred M. Gleason
/s/ GEORGE G. GOLLEHER	Director
George G. Golleher

/s/ ROBERT A. MARIANO	Director
Robert A. Mariano
/s/ PHILIP G. SATRE	Director
Philip G. Satre
/s/ STUART M. SLOAN	Director
Stuart M. Sloan
/s/ JONATHAN D. SOKOLOFF	Director
Jonathan D. Sokoloff
/s/ MARCY SYMS	Director
Marcy Syms

EXHIBIT INDEX

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	5.5% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.8	By-laws, as amended and restated	Exhibit 3.1 to Form 8-K, filed on December 14, 2005
4.1

Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013

Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2

Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company’s 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013

Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3

Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company’s 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028

Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4

Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company’s 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028

Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer, and State Street Bank and Trust Company, as trustee, related to the Company’s 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001

4.6	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 2002
4.7	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9½% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.8	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.9	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.10

Indenture, dated as of January 11, 2005, among the Company, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company’s 7.5% Senior Secured Notes due January 15, 2005

Exhibit 99.2 to Form 8-K, filed on January 13, 2005
4.11

Third Amendment and Restatement dated as of September 30, 2005, to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 22, 2004, among Rite Aid Corporation, a Delaware corporation, the lender from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing co-agent, JPMorgan Chase Bank, N.A., as syndication agent and collateral processing co-agent, Fleet Retail Group, Inc., as co-documentation agent and collateral agent, The CIT Group/Business Credit, Inc., as co-documentation agent, and General Electric Capital Corporation, as co-documentation agent.

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

Exhibit 4.13 to Form 10-Q, filed on October 3, 2005
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001

10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.6	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2005*	Exhibit 10.8 to Form 10-K, filed on April 28, 2005
10.7	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.8	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.9	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K, filed on May 21, 2001
10.10	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, Filed on October 7, 2003
10.11	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.12	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, Filed on December 22, 2005
10.13	Employment Agreement by and between Rite Aid Corporation and Mark de Bruin, dated as of February 5, 2003*	Exhibit 10.1 to Form 10-Q, Filed on December 22, 2005
10.14	Employment Agreement by and between Rite Aid Corporation and Mark C. Panzer, dated June 27, 2001*	Exhibit 10.34 to Form 10-K, Filed on May 2, 2003
10.15	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.16	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K filed on April 26, 2004
10.17	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.18	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form10-Q, filed on October 7, 2003
11	Statement regarding computation of earnings per share	Filed herewith (see note 2 to the consolidated financial statements)

12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
14	Code of Ethics for the Chief Executive Officers and Senior Financial Officers	Exhibit 14 to Form 10-K, filed on April 26, 2004
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14 (a) /15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*                    Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.