Form 10-Q
period 2006-06-03
RITE AID CORP
filed 2006-07-03
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report):  Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “Accelerated Filer” and “Large Accelerated Filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant had 528,607,640 shares of its $1.00 par value common stock outstanding as of June 23, 2006.

RITE AID CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, as well as our other public filings or public statements, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

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

•                    the efforts of private and public third party payors to reduce prescription drug reimbursement and encourage mail order;

•                    competitive pricing pressures and continued consolidation of the drugstore industry;

•                    changes in state or federal legislation or regulations;

•                    the outcome of lawsuits and governmental investigations;

•                    general economic conditions and inflation, interest rate movements and access to capital, and

•                    other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“the SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects” included in our Annual Report on Form 10-K for the fiscal year ended March 4, 2006 (“the Fiscal 2006 10-K”), which we filed with the Securities and Exchange Commission (“SEC”) on April 28, 2006 and is available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 3, 2006	March 4, 2006
ASSETS
Current assets:
Cash and cash equivalents	$111,092	$76,067
Accounts receivable, net	386,701	354,949
Inventories, net	2,292,568	2,341,410
Prepaid expenses and other current assets	98,382	112,386
Total current assets	2,888,743	2,884,812
Property, plant and equipment, net	1,676,960	1,717,022
Goodwill	656,037	656,037
Other intangibles, net	193,945	193,228
Deferred tax assets	1,385,700	1,392,889
Other assets	144,805	144,383
Total assets	$6,946,190	$6,988,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of convertible notes, long-term debt and lease financing obligations	$585,923	$584,196
Accounts payable	841,934	862,192
Accrued salaries, wages and other current liabilities	699,328	696,936
Total current liabilities	2,127,185	2,143,324
Long-term debt, less current maturities	2,274,663	2,298,706
Lease financing obligations, less current maturities	178,442	168,544
Other noncurrent liabilities	747,059	770,876
Total liabilities	5,327,349	5,381,450
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—series E, par value $1 per share, liquidation value $50 per share; 2,500 shares authorized; shares issued 2,500	120,000	120,000
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,233 and 1,212	123,328	121,207
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,218 and 1,200	121,821	120,020
Preferred stock—series I, par value $1 per share, liquidation value $25 per share; 5,200 shares authorized; shares issued 4,820	116,074	116,074
Common stock, par value $1 per share; 1,000,000 authorized; shares issued and outstanding 528,954 and 527,667	528,954	527,667
Additional paid-in capital	3,110,753	3,114,997
Accumulated deficit	(2,478,068)	(2,489,023)
Accumulated other comprehensive loss	(24,021)	(24,021)
Total stockholders’ equity	1,618,841	1,606,921
Total liabilities and stockholders’ equity	$6,946,190	$6,988,371

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
Revenues	$4,337,086	$4,221,436
Costs and expenses:
Cost of goods sold	3,153,086	3,041,980
Selling, general and administrative expenses	1,085,597	1,046,276
Store closing and impairment charges	12,588	15,532
Interest expense	69,334	70,851
Loss (gain) on sale of assets and investments, net	791	(538)
	4,321,396	4,174,101
Income before income taxes	15,690	47,335
Income tax expense	4,735	13,911
Net income	$10,955	$33,424
Computation of income attributable to common stockholders:
Net income	$10,955	$33,424
Accretion of redeemable preferred stock	(25)	(26)
Cumulative preferred stock dividends	(7,767)	(8,149)
Income attributable to common stockholders	$3,163	$25,249
Basic and diluted income per share	$0.01	$0.05

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
Operating activities:
Net income	$10,955	$33,424
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	66,132	60,330
Store closing and impairment charges	12,588	15,532
LIFO charges	8,946	7,612
Loss (gain) on sale of assets and investments, net	791	(538)
Stock-based compensation expense	3,310	4,890
Changes in deferred taxes	7,189	17,010
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	15,000	—
Accounts receivable	(46,751)	22,318
Inventories	39,896	(22,947)
Prepaid expenses and other current assets	14,005	(2,221)
Other assets	1,015	1,371
Income taxes receivable/payable	(3,604)	3,020
Accounts payable	(6,481)	34,592
Other liabilities	(1,190)	(1,553)
Net cash provided by operating activities	121,801	172,840
Investing activities :
Expenditures for property, plant and equipment	(70,513)	(41,795)
Intangible assets acquired	(11,619)	(7,922)
Proceeds from sale-leaseback transactions	19,677	18,784
Proceeds from dispositions of assets and investments	435	8,787
Net cash used in investing activities	(62,020)	(22,146)
Financing activities :
Net payments to revolver	(24,000)	—
Principal payments on bank credit facilities	—	(1,125)
Proceeds from financing secured by owned property	8,841	5,352
Principal payments on long-term debt	(2,495)	(172,955)
Change in zero balance cash accounts	(4,699)	(9,219)
Excess tax deduction on stock options	65	—
Net proceeds from issuance of common stock	1,377	1,885
Payments for preferred stock dividends	(3,845)	(2,212)
Deferred financing costs paid	—	(204)
Net cash used in financing activities	(24,756)	(178,478)
Increase (decrease) in cash and cash equivalents	35,025	(27,784)
Cash and cash equivalents, beginning of period	76,067	162,821
Cash and cash equivalents, end of period	$111,092	$135,037
Supplementary cash flow data :
Cash paid for interest (net of capitalized amounts of $268 and $134, respectively)	$54,595	$43,501
Cash refunds of income taxes, net	$(290)	$(5,882)
Equipment financed under capital leases	$4,244	$1,300
Equipment received for noncash consideration	$598	$—

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting primarily of normal recurring adjustments except as described in these notes) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 3, 2006 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Fiscal 2006 10-K.

The statement of operations for the thirteen week period ended May 28, 2005 has been reclassified to include store facility costs, including rent, facilities depreciation and utility costs as selling, general and administrative expenses and warehousing and outbound freight costs as cost of goods sold. For the thirteen week period ended May 28, 2005, the impact of the reclassification was a decrease to cost of goods sold of $98,823 and a corresponding increase in selling, general and administrative expenses.

The statement of cash flows for the thirteen week period ended May 28, 2005 has been reclassified to reflect as separate components of cash provided by operating activities, LIFO charges, changes in deferred taxes, accounts receivable, inventories, prepaid expenses and other current assets, other assets, accounts payable and other liabilities, which were previously aggregated. Accordingly, there was no impact on amounts presented for net cash provided by (used in) operating, investing and financing activities.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” This standard requires companies to account for share-based payments to associates using the fair value method of expense recognition. Fair value for stock options can be calculated using either a closed form or open form calculation method. SFAS No. 123(R) requires companies to recognize option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.

The Company has previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” effective March 2, 2003 and had been recognizing expense on a ratable basis related to share-based payments to associates using the fair value method. The Company has adopted the provisions of SFAS 123(R) effective March 5, 2006 using the modified prospective transition method. The adoption of SFAS 123(R) did not have a material impact on its financial position and results of operations.

SFAS No. 123(R) also requires the Company to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
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
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
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

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
Numerator for income per share:
Net income	$10,955	$33,424
Accretion of redeemable preferred stock	(25)	(26)
Cumulative preferred stock dividends	(7,767)	(8,149)
Income attributable to common stockholders	$3,163	$25,249
Denominator:
Basic weighted average shares	522,594	520,752
Outstanding options	10,714	8,932
Diluted weighted average shares	533,308	529,684
Basic and diluted income per share	$0.01	$0.05

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income per share:

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
Stock options	16,588	36,605
Convertible preferred stock	99,466	95,655
Convertible notes	38,462	38,462
	154,516	170,722

4. Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
Impairment charges	$11,294	$3,457
Store and equipment lease exit charges	1,294	12,075
	$12,588	$15,532

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Impairment charges

Impairment charges include non-cash charges of $11,294 and $3,457 for the thirteen week periods ended June 3, 2006 and May 28, 2005, respectively, for the impairment of long-lived assets at 16 and 18 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store.

Store and equipment lease exit charges

During the thirteen week periods ended June 3, 2006 and May 28, 2005, the Company recorded charges for five stores to be closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The amounts of the closed store charges that relate to new closures, changes in assumptions, and interest accretion are presented in the following table.

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
Balance—beginning of period	$208,455	$220,903
Provision for present value of noncancellable lease payments of stores designated to be closed	4,300	7,975
Changes in assumptions about future sublease income, terminations and changes in interest rates	(5,119)	1,932
Interest accretion	2,439	2,193
Cash payments, net of sublease income	(6,304)	(9,123)
Balance—end of period	$203,771	$223,880

The Company’s revenues and income before income taxes for the thirteen week periods ended June 3, 2006 and May 28, 2005 include results from stores that have been closed as of June 3, 2006. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
Revenues	$9,807	$49,000
Loss from operations	(1,448)	(1,787)

Included in these stores’ loss from operations for the thirteen weeks ended June 3, 2006 and May 28, 2005, are depreciation and amortization charges of $78 and $401 and closed store inventory liquidation

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

charges of $2,424 and $1,646, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

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

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At June 3, 2006 and March 4, 2006, the total outstanding receivables that have been transferred to CPVs were $345,000 and $330,000, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended June 3, 2006 and May 28, 2005 was $323,022 and $157,912, respectively. Total receivable transfers for the thirteen week periods ended June 3, 2006 and May 28, 2005 totaled $1,080,000 and $626,000, respectively. Collections made by the Company as part of the servicing agreements on behalf of the CPVs, for the thirteen week periods ended June 3, 2006 and May 28, 2005 totaled $1,065,000 and $626,000, respectively. At June 3, 2006 and March 4, 2006, the Company retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $307,162 and $274,518, respectively, exclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

The Company is subject to an ongoing program fee of LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended June 3, 2006 and May 28, 2005 were $5,004 and $1,812 respectively. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2006 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, the Company has access to a backstop credit facility, which is backed by the CPVs and which expires in September 2007, to continue to provide liquidity to the Company.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company’s corporate concentration account. At June 3, 2006 and March 4, 2006, the Company had $2,645 and $2,219 of cash, respectively, that is restricted for the payment of trustee fees.

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

6. Sale Leaseback Transactions

During the thirteen week period ended June 3, 2006, the Company sold a total of 11 owned properties to independent third parties. Net proceeds from these sales were $28,500. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company is accounting for eight of these leases as operating leases. A gain on the sale of these stores of approximately $300 has been deferred and is being recorded over the minimum term of these leases. The remaining three leases are accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. The Company has recorded a capital lease obligation of approximately $8,800 related to these three leases. Losses of $400 were recorded as losses on the sale of assets and investments for the period ended June 3, 2006. Future scheduled minimum lease payments under these leases for the remainder of fiscal 2007 and the succeeding four fiscal years are as follows: 2007—$1,826; 2008—$2,388; 2009—$2,388; 2010—$2,388; 2011—$2,388 and $38,206 in 2012 and thereafter.

During the thirteen week period ended May 28, 2005, the Company sold the land and buildings on nine owned properties to an independent third party. Proceeds from the sale were approximately $24,100. The Company entered into an agreement to lease these stores back from the purchaser over a minimum lease term of 20 years. The Company is accounting for eight of these leases as operating leases and one is being accounted for under the financing method as of June 3, 2006. A gain of approximately $3,800 has been deferred and is being recorded over the minimum lease term.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

7. Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis at the end of its fiscal year. Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company’s amortizable intangible assets as of June 3, 2006 and March 4, 2006.

	June 3, 2006			March 4, 2006
			Weighted			Weighted
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Favorable leases and other	$306,564	$(197,397)	18 years	$306,665	$(195,669)	18 years
Prescription files	416,378	(331,600)	12 years	408,519	(326,287)	12 years
Total	$722,942	$(528,997)		$715,184	$(521,956)

Amortization expense for these intangible assets was $9,702 and $7,222 for the thirteen weeks ended June 3, 2006 and May 28, 2005, respectively. The anticipated annual amortization expense for these intangible assets is 2007—$37,486; 2008—$34,757; 2009—$30,826; 2010—$23,965; and 2011—$14,961.

8. Income Taxes

The Company recorded income tax expense of $4,735 and $13,911 for the thirteen week period ended June 3, 2006 and May 28, 2005, respectively.

The provision for income taxes for the thirteen week period ended June 3, 2006 was net of a reduction of a liability for state taxes of $6,337.

The provision for income taxes for the thirteen week period ended May 28, 2005 was net of the receipt of a federal refund claim of $7,848 which related to the fiscal 2004 conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. As a result of the Company’s operating performance and the more favorable near term outlook for profitability, the Company released $1,231,087 of valuation allowance in the fourth quarter of 2006. The Company continues to maintain a valuation allowance against net deferred tax assets of $259,602, which relates primarily to state net operating loss carryforwards and federal capital loss carryforwards.

The Company has undergone an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not impair the net operating loss carryforwards.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

9. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at June 3, 2006 and March 4, 2006:

	June 3, 2006	March 4, 2006
Secured Debt:
Senior secured revolving credit facility due September 2010	$510,000	$534,000
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $650 and $1,040)	141,375	140,985
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $2,667 and $2,834)	357,333	357,166
9.5% senior secured notes due February 2011	300,000	300,000
7.5% senior secured notes due January 2015	200,000	200,000
Other	1,877	1,962
	1,510,585	1,534,113
Lease Financing Obligations	188,902	178,227
Unsecured Debt:
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $625 and $1,000)	249,375	249,000
7.125% notes due January 2007	184,074	184,074
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,681 and $1,741)	148,319	148,259
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	1,339,541	1,339,106
Total debt	3,039,028	3,051,446
Current maturities of convertible notes, long-term debt and lease financing obligations	(585,923)	(584,196)
Long-term debt and lease financing obligations, less current maturities	$2,453,105	$2,467,250

Credit Facility

The senior secured credit facility consists of a $1,750,000 revolving credit facility. Borrowings under the senior secured credit facility currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending upon the amount of the revolver availability, as specified in the senior secured credit facility. The Company is required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). The Company has the ability to incur additional unsecured debt of up to $750,000 with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1,800,000. At June 3, 2006, remaining additional permitted secured subordinated debt under the senior secured credit facility was $797,975 in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before September 2010, and for the repurchase of debt with a maturity after September 2010, if the Company maintains availability on the revolving credit facility of at least $100,000.

The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, mergers and acquisitions and the granting of liens. The senior secured credit facility also requires the Company to maintain a minimum fixed charge coverage ratio, but only if availability on the revolving credit facility is less than $100,000.

The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $50,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

The Company’s ability to borrow under the senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At June 3, 2006, the Company had $510,000 of borrowings outstanding under the revolving credit facility. At June 3, 2006, the Company also had letters of credit outstanding against the revolving credit facility of $116,103, which gave the Company additional borrowing capacity of $1,123,897.

Other Transactions

On April 15, 2005, the Company paid at maturity the remaining outstanding principal amount of $170,500 of the Company’s 7.625% senior notes due April 2005.

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2007 and the succeeding five fiscal years are as follows: 2007—$575,187; 2008—$632; 2009—$150,329; 2010—$120; 2011—$1,167,430 and $956,428 in 2012 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Substantially all of Rite Aid Corporation’s wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. Rite Aid Corporation’s direct obligations under the senior secured credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011, the 8.125% senior secured notes due 2010 and the 7.5% senior secured notes dues 2015 are guaranteed by substantially all of the Company’s wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and are secured on a second priority basis by the same collateral as the senior secured credit facility.

The subsidiary guarantees related to the Company’s senior secured credit facility and certain of the Company’s indentures are full and unconditional and joint and several, and there are no restrictions on the ability of the parent to obtain funds from its subsidiaries. Also, the parent company has no independent assets or operations and subsidiaries not guaranteeing the credit facility and applicable indentures are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

10. Stock Option and Stock Award Plans

As disclosed above, effective March 5, 2006, the Company adopted SFAS No. 123 (R), “Share-Based Payment” using the modified prospective transition method. Operating results for the thirteen week period ended June 3, 2006 includes $3,310 of compensation costs and $65 of income tax benefits related to the Company’s stock based compensation arrangements. Operating results for the thirteen week period ended May 28, 2005 includes $4,890 of compensation costs and $40 of income tax benefits related to the Company’s stock based compensation arrangements.

The Company reserved 22,000 shares of its common stock for the granting of stock options and other incentive awards to officers and key associates under the 1990 Omnibus Incentive Plan (the 1990 Plan), which was approved by the shareholders. Options may be granted, with or without stock appreciation rights (“SAR”). The exercise of either a SAR or option automatically will cancel any related option or SAR. Under the 1990 Plan, the payment for SARs will be made in shares, cash or a combination of cash and shares at the discretion of the Compensation Committee.

In November 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan), under which 10,000 shares of common stock are authorized for the granting of stock options at the discretion of the Board of Directors.

In December 2000, the Company adopted the 2000 Omnibus Equity Plan (the 2000 Plan) under which 22,000 shares of common stock are reserved for granting of restricted stock, stock options, phantom stock, stock bonus awards and other awards at the discretion of the Board of Directors.

In February 2001, the Company adopted the 2001 Stock Option Plan (the 2001 Plan) which was approved by the shareholders under which 20,000 shares of common stock are authorized for granting of stock options at the discretion of the Board of Directors.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

In April 2004, the Board of Directors adopted the 2004 Omnibus Equity Plan, which was approved by the shareholders. Under the plan, 20,000 shares of common stock are authorized for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors.

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 71,998 as of June 3, 2006.

The Company has issued 9,122 options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein.

Stock Options

The Company determined the fair value of each option on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
Expected stock price volatility	60.8%	60.1%
Expected dividend yield	0.0%	0.0%
Risk free interest rate	4.95%	3.70%
Expected life of options	5.5 years	4.0 years

The weighted average fair value of each option granted during the thirteen week periods ended June 3, 2006 and May 28, 2005 was $2.37 and $1.89, respectively.

Following is a summary of stock option transactions for the thirteen week periods ended June 3, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at March 4, 2006	62,718	$4.72
Granted	26	$4.04
Exercised	(502)	$2.73
Cancelled	(552)	$5.74
Outstanding at June 3, 2006	61,690	$4.73	5.45	$69,312
Exercisable at June 3, 2006	48,447	$4.87	4.68	$58,677

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

As of June 3, 2006, there was $20,491 of total unrecognized pre-tax compensation costs related to nonvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.25 years.

Cash received from stock option exercises for the thirteen week periods ended June 3, 2006 and May 28, 2005 was $1,377 and $1,885, respectively. The income tax benefits from stock options exercised totaled $172 and $0 for the thirteen week periods ended June 3, 2006 and May 28, 2005, respectively.

Restricted Stock

The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. Additionally, vesting of 300 shares awarded to certain senior executives are conditional upon the Company meeting specified performance targets. Following is a summary of restricted stock activity for the thirteen week periods ended June 3, 2006.

	Shares	Weighted Average Grant Date Fair Value
Balance, March 4, 2006	5,735	$4.00
Granted	985	$4.01
Vested	(37)	$5.40
Cancelled	(195)	$3.96
Balance, June 3, 2006	6,488	$3.99

Compensation expense related to restricted stock grants is being amortized and recognized over a three year period. At June 3, 2006, there was $15,585 of total unrecognized pre-tax compensation costs related to nonvested restricted stock grants. These costs are expected to be recognized over a weighted average period of 2.0 years.

The total fair value of restricted stock vested during the thirteen week periods ended June 3, 2006 and May 28, 2005 was $199 and $209, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 3, 2006 and May 28, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

11.          Retirement Plans

Net periodic pension expense recorded in the thirteen week periods ended June 3, 2006 and May 28, 2005, for the Company’s defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	Thirteen Week Period Ended June 3, 2006	Thirteen Week Period Ended May 28, 2005	Thirteen Week Period Ended June 3, 2006	Thirteen Week Period Ended May 28, 2005
Service cost	$780	$687	$21	$19
Interest cost	1,306	1,176	276	305
Expected return on plan assets	(969)	(539)	—	—
Amortization of unrecognized net transition obligation	—	—	21	21
Amortization of unrecognized prior service cost	177	123	—	—
Amortization of unrecognized net loss	631	613	44	34
Net pension expense	$1,925	$2,060	$362	$379

The company expects to contribute $10,700 to the Defined Benefit Pension Plan and $2,212 to the Nonqualified Executive Retirement Plans during fiscal year 2007.

12.          Commitments and Contingencies

The Company is subject from time to time to lawsuits and governmental investigations arising in the ordinary course of business. Some of these suits purport to have been determined to be class actions and/or seek substantial damages. In the opinion of the Company’s management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows if decided adversely.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen week period ended June 3, 2006 was $11.0 million compared to $33.4 million for the thirteen week period ended May 28, 2005. The decrease in our operating results was primarily due to an increase in selling, general and administrative (“SG&A”) expenses, partially offset by an increase in revenues, and the resulting increase in gross profit, and a decrease in income tax expense. These items are described in further detail in the Results of Operations section below.

Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
	(dollars in thousands)
Revenues	$4,337,086	$4,221,436
Revenue growth (decline)	2.7%	(0.5)%
Same store sales growth (decline)	3.6%	(0.3)%
Pharmacy sales growth (decline)	3.2%	(1.5)%
Same store pharmacy sales growth (decline)	4.4%	(1.2)%
Pharmacy sales as a % of total sales	64.3%	64.0%
Third party sales as a % of total pharmacy sales	95.2%	94.9%
Front-end sales growth	1.9%	0.9%
Same store front-end sales growth	2.1%	1.4%
Front-end sales as a % of total sales	35.7%	36.0%
Store data:
Total stores (beginning of period)	3,323	3,356
New stores	3	2
Closed stores	(7)	(5)
Store acquisitions, net	2	1
Total stores (end of period)	3,321	3,354
Remodeled stores	13	47
Relocated stores	4	3

Revenues

The 2.7% increase in revenues for the thirteen week period ended June 3, 2006 was driven by increases in pharmacy and front-end sales of 3.2% and 1.9%, respectively. The pharmacy increase was from a same store sale increase of 4.4% for the thirteen week period ended June 3, 2006. This increase was driven by an increase in the number of prescriptions filled and price per prescription, partially offset by an increase in generic sales and lower reimbursement rates, including the lower reimbursement rates from the new Medicare Part D program. Front-end sales growth was from a same store sales increase of 2.1% in the thirteen week period ended June 3, 2006, primarily as a result of our improvement in our core categories such as over-the-counter, driven by targeted efforts in home healthcare and allergy treatment, and health and beauty care, partially offset by a decrease in photo and film sales.

We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocated stores are not included in the same store sales for one year.

Costs and Expenses

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
	(dollars in thousands)
Cost of goods sold	$3,153,086	$3,041,980
Gross profit	1,184,000	1,179,456
Gross margin	27.3%	27.9%
Selling, general and administrative expenses	1,085,597	1,046,276
Selling, general and administrative expenses as a percentage of revenues	25.0%	24.8%
Store closing and impairment charges	12,588	15,532
Interest expense	69,334	70,851
Loss (gain) on sale of assets and investments, net	791	(538)

Cost of Goods Sold

Gross margin was 27.3% for the thirteen week period ended June 3, 2006 compared to 27.9% for the thirteen week period ended May 28, 2005. Gross margin was negatively impacted by declines in both pharmacy and front end gross margin. The decline in pharmacy gross margin was due to lower reimbursement rates, which are partially attributable to the impact of Medicare Part D, partially offset by an improvement in generic sales mix. The decline in front end gross margin was due to lower seasonal sales, decreased markdown support and an increase in freight expense, which is driven by increased fuel costs. Also negatively impacting gross margin was an increase in the LIFO charge.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $8.9 million and $7.6 million for the thirteen week periods ended June 3, 2006 and May 28, 2005, respectively. At June 3, 2006, inventories were $512.6 million lower than the amounts that would have been reported using the first-in, first-out (“FIFO”) method.

Selling, General and Administrative Expenses

SG&A as a percentage of revenues was 25.0% in the thirteen week period ended June 3, 2006 compared to 24.8% in the thirteen week period ended May 28, 2005. The increase in SG&A as a percentage of revenues for the thirteen week period ended June 3, 2006 was driven primarily by increases in rent and occupancy costs from new and relocated stores and the sale-leaseback of owned stores, an increase in depreciation and amortization expense resulting from capital expenditures, an increase in holiday pay expense relating to the Memorial Day holiday which was in the thirteen week period ended June 3, 2006, but was not in the thirteen week period ended May 28, 2005, and a decrease in income from litigation settlements.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended
	June 3, 2006	May 28, 2005
	(dollars in thousands)
Impairment charges	$11,294	$3,457
Store and equipment lease exit charges	1,294	12,075
	$12,588	$15,532

Impairment Charges:   Impairment charges include non-cash charges of $11.3 million and $3.5 million in the thirteen week periods ended June 3, 2006 and May 28, 2005, respectively, for the impairment of long-

lived assets at 16 and 18 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store.

Store and Equipment Lease Exit Charges:   During the thirteen week periods ended June 3, 2006 and May 28, 2005 we recorded charges for five stores to be closed or relocated under long-term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $69.3 million for the thirteen week period ended June 3, 2006 compared to $70.9 million for the thirteen week period ended May 28, 2005. The decrease for the thirteen week period ended June 3, 2006 was due to a decrease in outstanding borrowings.

The weighted average interest rate on our indebtedness for the thirteen week periods ended June 3, 2006 and May 28, 2005 was 7.5%.

Income Taxes

The provision for income taxes for the thirteen week period ended June 3, 2006 was net of a reduction of a liability for state taxes of $6.3 million. We expect to pay minimal cash taxes as we have approximately $2.3 billion of federal net operating losses and $4.0 billion of state net operating losses available to offset future income.

The provision for income taxes for the thirteen week period ended May 28, 2005 was net of the receipt of a federal refund claim of $7.8 million which related to the fiscal 2004 conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. At the end of fiscal 2006 management concluded that the majority of the net deferred tax assets would be utilized. Thus, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, management released $1,231.1 million of the valuation allowance. We continue to maintain a valuation allowance against net deferred tax assets of $259.6 million, which relates primarily to state net operating loss carryforwards and federal capital loss carryforwards.

Liquidity and Capital Resources

General

We have five primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) cash provided by our accounts receivable securitization program, (iv) the revolving credit facility and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to provide funds for payment and repurchase of our publicly traded debt.

Credit Facility

Our senior credit facility consists solely of a $1.75 billion revolving credit facility. Borrowings under the senior secured credit facility currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending on the amount of revolver availability, as specified in the senior secured credit facility. We are required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

The senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). We have the ability to incur additional unsecured debt of up to $750.0 million with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1.8 billion. At June 3, 2006, remaining additional permitted secured subordinated debt under the senior secured credit facility was $798.0 million in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010, however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before September 2010, and for the repurchase of debt with a maturity after September 2010, if we maintain availability on the revolving credit facility of at least $100.0 million.

The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, mergers and acquisitions and the granting of liens. The senior secured credit facility also requires us to maintain a minimum fixed charge coverage ratio, but only if availability on the revolving credit facility is less than $100.0 million.

The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

Our ability to borrow under the senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At June 3, 2006, we had $510.0 million of borrowings outstanding under the revolving credit facility. At June 3, 2006, we also had letters of credit outstanding against the revolving credit facility of $116.1 million, which gave us additional borrowing capacity of $1.1 billion.

Other Transactions

On April 15, 2005, we paid at maturity the remaining outstanding principal amount of $170.5 million of our 7.625% senior notes due April 2005.

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2006, and the succeeding four fiscal years are as follows:  2007 - $575.2 million; 2008 - $0.6 million; 2009 - $150.3 million; 2010 - $0.1 million; 2011-$1.2 billion and $956.4 million in 2012 and thereafter. We are in compliance with restrictions and limitations included in the provisions of our various loan and credit agreements.

Substantially all of Rite Aid Corporation’s wholly owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. Rite Aid Corporation’s direct obligations under the senior secured credit facility are unsecured. The 12.5% senior secured notes due 2006, the 9.5% senior secured notes due 2011, the 8.125% senior secured notes due 2010 and the 7.5% senior secured notes due 2015 are guaranteed by substantially all of our wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and are secured on a second priority basis by the same collateral as the senior secured credit facility.

The subsidiary guarantees related to our senior secured credit facility and second priority bond issuances are full and unconditional and joint and several, and there are no restrictions on the ability of the parent to obtain funds from its subsidiaries. Also, the parent company has no independent assets or operations and subsidiaries not guaranteeing the senior secured credit facility and bond issuances are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

Sale Leaseback Transactions

During the thirteen week period ended June 3, 2006, we sold a total of 11 owned properties to independent third parties. Net proceeds from these sales were $28.5 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over a minimum lease terms of 20 years. We are accounting for eight of these leases as operating leases. A gain on the sale of these stores of $0.3 million has been deferred and is being recorded over the minimum term of these leases. The remaining three leases are accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. We have recorded a capital lease obligation of $8.8 million related to these leases. Losses of $0.4 million were recorded as losses on the sale of assets and investments for the period ended June 3, 2006. Future scheduled minimum lease payments under these leases for the remainder of fiscal 2007 and the succeeding four fiscal years are as follows: 2007 - $1.8 million; 2008 - $2.4 million; 2009 - $2.4 million; 2010 - $2.4 million; 2011 - $2.4 million and $38.2 million in 2012 and thereafter.

During the thirteen week period ended May 28, 2005, we sold the land and buildings on nine owned properties to an independent third party. Proceeds from the sale were $24.1 million. We entered into an agreement to lease these stores back from the purchaser over a minimum lease term of 20 years. We are accounting for eight of these leases as operating leases and one is being accounted for under the financing method as of June 3, 2006. A gain of $3.8 million has been deferred and is being recorded over the minimum lease term.

Off Balance Sheet Obligations

We maintain receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles (“CPVs”). Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs. Transferred outstanding receivables can not exceed $400.0 million.

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At June 3, 2006 and

March 4, 2006, the total of outstanding receivables that has been transferred to the CPVs were $345.0 million and $330.0 million, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended June 3, 2006 and May 28, 2005 was $323.0 million and $157.9 million, respectively. Total receivable transfers for the thirteen week periods ended June 3, 2006 and May 28, 2005 totaled $1,080.0 million and $626.0 million, respectively. Collections made by us as part of the servicing arrangement on behalf of the CPVs, for the thirteen weeks ended June 3, 2006 and May 28, 2005 totaled $1,065.0 million and $626.0 million, respectively. At June 3, 2006 and March 4, 2006, we retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $307.2 million and $274.5 million, respectively, exclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

We are subject to an ongoing program fee of LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen weeks ended June 3, 2006 and May 28, 2005 were $5.0 million and $1.8 million, respectively. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2006 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, we have access to a backstop credit facility, which is backed by the CPVs and which expires in September 2007, to continue to provide liquidity to us.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At June 3, 2006 and March 4, 2006, we had $2.6 million and $2.2 million of cash, respectively, that was restricted for the payment of trustee fees.

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

As of June 3, 2006, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $121.8 million of cash in the thirteen week period ended June 3, 2006 and provided $172.8 million of cash in the thirteen week period ended May 28, 2005. Operating cash flow for the thirteen week period ended June 3, 2006 was provided by net income of $11.0 million, decreases in inventories and prepaid expenses and other current assets and proceeds from the accounts receivable securitization, which offset decreases in accounts payable and increases in accounts receivable. Operating cash flow for the thirteen week period ended May 28, 2005 was provided by net income of $33.4 million, net income tax refunds of $5.9 million, increases in accounts payables and decreases in accounts receivable, which offset increases in inventory.

Cash used in investing activities was $62.0 million for the thirteen week period ended June 3, 2006 and $22.1 million for the thirteen week period ended May 28, 2005 due to expenditures for property, plant and equipment and intangible assets, offset by proceeds from sale-leaseback transactions and proceeds from asset dispositions.

Cash used in financing activities was $24.8 million for the thirteen week period ended June 3, 2006 due to the impact of payments on the revolver, scheduled debt payments and preferred stock cash dividend payments, offset by proceeds from financing secured by owned property. Cash used in financing activities was $178.5 million for the thirteen week period ended May 28, 2005 due to the impact of scheduled debt payments, the change in zero balance cash accounts and preferred stock cash dividend payments.

Capital Expenditures

During the thirteen week period ended June 3, 2006, we spent $82.1 million on capital expenditures, consisting of $41.1 million related to new store construction, store relocation and store remodel projects, $29.3 million related to technology enhancements, improvements to distribution centers and other corporate requirements and $11.7 million related to the purchase of prescription files from independent pharmacists. We plan to make total capital expenditures of approximately $450.0 to $500.0 million during fiscal 2007, consisting of approximately 75% related to new store construction, store relocation, store remodel and store improvement projects, 15% related to technology enhancements, improvements to distribution centers and other corporate requirements and approximately 10% related to the purchase of prescription files from independent pharmacies. Management expects that these capital expenditures will be financed primarily with cash flow from operations and proceeds from sale-leaseback transactions.

During the thirteen week period ended May 28, 2005, we spent $49.7 million on capital expenditures, consisting of $28.0 million related to new store construction, store relocation and other store construction projects, $13.7 million related to other store improvement activities and $8.0 million related to the purchase of prescription files from independent pharmacists.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon current levels of operations and planned improvements in our operating performance, management believes that cash flow from operations together with sales of accounts receivable under our securitization agreements and available borrowing under the senior secured credit facility and other sources of liquidity will be adequate to meet our anticipated annual requirements for working capital, debt service and capital expenditures through the end of fiscal 2007. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to seek additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or, if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” This standard requires companies to account for share-based payments to associates using the fair value method of expense recognition. Fair value for stock options can be calculated using either a closed form or open form calculation method. SFAS No. 123(R) requires companies to recognize option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.

We had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” effective March 2, 2003 and had been recognizing expense on a ratable basis related to share-based payments to associates using the fair value method. We have adopted the provisions of SFAS 123(R) effective March 5, 2006 using the modified prospective transition method. The adoption of SFAS 123(R) did not have a material impact on our financial position or results of operations.

SFAS No. 123(R) also requires us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.

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

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition—Critical Accounting Policies and Estimates” included in our fiscal 2006 10-K report.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors—Factors Affecting our Future Prospects” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” included in our Fiscal 2006 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The major market risk exposure is changing interest rates. Increases in interest rates would increase our interest expense. Since the end of fiscal 2006, our primary risk exposure has not changed. We enter into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. Our policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of June 3, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at June 3, 2006
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$575,187	$632	$150,329	$120	$657,430	$956,428	$2,340,126	$2,252,369
Average Interest Rate	7.44%	8.00%	6.13%	8.00%	8.79%	7.65%	7.82%
Variable Rate	$—	$—	$—	$—	$510,000	$—	$510,000	$510,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	6.59%	0.00%	6.59%

As of June 3, 2006, 17.9% of our total debt is exposed to fluctuations in variable interest rates.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 1A. Risk Factors

See risk factors disclosed in the Fiscal 2006 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any unregistered equity securities covered by this report, nor have we repurchased any equity securities during the period covered by this report.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the thirteen week period ended June 3, 2006.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

(a)          The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	5.50% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.8	By-laws, as amended and restated	Exhibit 3.1 to Form 8-K, filed on December 19, 2005
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

Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of June 27, 2001, between Rite Aid Corporation, as issuer and State Street Bank and Trust Company, as trustee, related to the Company’s 12.50% Senior Secured Notes due 2006	Exhibit 4.7 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.6	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 0022
4.7	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9 1/2% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.8	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.9	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.10

Indenture, dated as of January 11, 2005, among Rite Aid Corporation, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company’s 7.5% Senior Secured Notes due January 15, 2005

Exhibit 99.2 to Form 8-K, filed on January 13, 2005
11	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 3, 2006	RITE AID CORPORATION
	By:	/s/ ROBERT B. SARI
Robert B. Sari
Executive Vice President and General Counsel
Date: July 3, 2006	By:	/s/ KEVIN TWOMEY
Kevin Twomey
Chief Financial Officer and Executive Vice President