Form 10-Q
period 2006-09-02
RITE AID CORP
filed 2006-10-10
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2006

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

The registrant had 532,217,494 shares of its $1.00 par value common stock outstanding as of September 29, 2006.

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

•       our ability to consummate the transaction with the Jean Coutu Group and realize the benefits of the transaction;

•       our ability to assume the Jean Coutu Group long-term notes; and

•       other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“the SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in Item 1A and in the section entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects” included in our Annual Report on Form 10-K for the fiscal year ended March 4, 2006 (“the Fiscal 2006 10-K”), which we filed with the Securities and Exchange Commission (“SEC”) on April 28, 2006 and is available on the SEC’s website at www.sec.gov.

PART I.   FINANCIAL INFORMATION

ITEM 1.                Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 2, 2006	March 4, 2006
ASSETS
Current assets:
Cash and cash equivalents	$96,632	$76,067
Accounts receivable, net	352,656	354,949
Inventories, net	2,424,294	2,341,410
Prepaid expenses and other current assets	111,232	112,386
Total current assets	2,984,814	2,884,812
Property, plant and equipment, net	1,673,725	1,717,022
Goodwill	656,037	656,037
Other intangibles, net	190,058	193,228
Deferred tax assets	1,388,480	1,392,889
Other assets	142,318	144,383
Total assets	$7,035,432	$6,988,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of convertible notes, long-term debt and lease financing obligations	$587,583	$584,196
Accounts payable	932,204	862,192
Accrued salaries, wages and other current liabilities	683,535	696,936
Total current liabilities	2,203,322	2,143,324
Long-term debt, less current maturities	2,299,749	2,298,706
Lease financing obligations, less current maturities	175,269	168,544
Other noncurrent liabilities	737,459	770,876
Total liabilities	5,415,799	5,381,450
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—series E, par value $1 per share, liquidation value $50 per share; 2,500 shares authorized; shares issued 2,500	120,000	120,000
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,255 and 1,212	125,486	121,207
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,236 and 1,200	123,648	120,020
Preferred stock—series I, par value $1 per share, liquidation value $25 per share; 5,200 shares authorized; shares issued 4,820	116,074	116,074
Common stock, par value $1 per share; 1,000,000 authorized; shares issued and outstanding 532,182 and 527,667	532,182	527,667
Additional paid-in capital	3,104,662	3,114,997
Accumulated deficit	(2,478,398)	(2,489,023)
Accumulated other comprehensive loss	(24,021)	(24,021)
Total stockholders’ equity	1,619,633	1,606,921
Total liabilities and stockholders’ equity	$7,035,432	$6,988,371

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	September 2, 2006	August 27, 2005
Revenues	$4,288,356	$4,132,523
Costs and expenses:
Cost of goods sold	3,137,321	3,009,364
Selling, general and administrative expenses	1,082,102	1,044,062
Store closing and impairment charges	6,446	8,121
Interest expense	68,185	67,513
Loss on debt modifications and retirements, net	—	9,186
Gain on sale of assets and investments, net	(2,146)	(1,955)
	4,291,908	4,136,291
Loss before income taxes	(3,552)	(3,768)
Income tax benefit	(3,222)	(2,197)
Net loss	$(330)	$(1,571)
Computation of loss attributable to common stockholders:
Net loss	$(330)	$(1,571)
Premium to redeem preferred stock	—	(5,883)
Accretion of redeemable preferred stock	(26)	(25)
Cumulative preferred stock dividends	(7,830)	(9,617)
Loss attributable to common stockholders	$(8,186)	$(17,096)
Basic and diluted loss per share	$(0.02)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005
Revenues	$8,625,442	$8,353,959
Costs and expenses:
Cost of goods sold	6,290,407	6,051,344
Selling, general and administrative expenses	2,167,699	2,090,338
Store closing and impairment charges	19,034	23,653
Interest expense	137,519	138,364
Loss on debt modifications and retirements, net	—	9,186
Gain on sale of assets and investments, net	(1,355)	(2,493)
	8,613,304	8,310,392
Income before income taxes	12,138	43,567
Income tax expense	1,513	11,714
Net income	$10,625	$31,853
Computation of (loss) income attributable to common stockholders:
Net income	$10,625	$31,853
Premium to redeem preferred stock	—	(5,883)
Accretion of redeemable preferred stock	(51)	(51)
Cumulative preferred stock dividends	(15,597)	(17,766)
(Loss) income attributable to common stockholders	$(5,023)	$8,153
Basic and diluted (loss) income per share	$(0.01)	$0.02

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005
Operating activities:
Net income	$10,625	$31,853
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	133,420	121,626
Store closing and impairment charges	19,034	23,653
LIFO charges	17,892	15,224
Gain on sale of assets and investments, net	(1,355)	(2,493)
Stock-based compensation expense	8,606	9,166
Loss on debt modifications and retirements, net	—	9,186
Changes in deferred taxes	4,234	14,835
Changes in operating assets and liabilities:
Net (repayments to) proceeds from accounts receivable securitization	(5,000)	140,000
Accounts receivable	7,293	6,056
Inventories	(100,776)	(68,296)
Prepaid expenses and other current assets	1,329	(10,372)
Other assets	1,490	3,888
Income taxes receivable/payable	(6,024)	643
Accounts payable	76,882	63,852
Other liabilities	(29,710)	(44,935)
Net cash provided by operating activities	137,940	313,886
Investing activities:
Expenditures for property, plant and equipment	(137,194)	(93,745)
Intangible assets acquired	(17,781)	(23,330)
Proceeds from sale-leaseback transactions	31,480	47,902
Proceeds from dispositions of assets and investments	5,166	13,062
Net cash used in investing activities	(118,329)	(56,111)
Financing activities:
Net proceeds from revolver	1,000	34,000
Principal payments on bank credit facilities	—	(2,250)
Proceeds from financing secured by owned property	11,072	5,352
Principal payments on long-term debt	(5,170)	(334,008)
Change in zero balance cash accounts	(875)	(19,670)
Excess tax deduction on stock options	111	—
Net proceeds from issuance of common stock	2,506	4,110
Net proceeds from issuance of preferred stock	—	111,550
Payments for the redemption of preferred stock	—	(123,533)
Payments for preferred stock dividends	(7,690)	(5,786)
Deferred financing costs paid	—	(267)
Net cash provided by (used in) financing activities	954	(330,502)
Increase (decrease) in cash and cash equivalents	20,565	(72,727)
Cash and cash equivalents, beginning of period	76,067	162,821
Cash and cash equivalents, end of period	$96,632	$90,094
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $568 and $293, respectively)	$126,154	$135,729
Cash payments of income taxes, net	$1,737	$3,535
Equipment financed under capital leases	$5,245	$2,400
Equipment received for noncash consideration	$3,111	—

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended September 2, 2006 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Fiscal 2006 10-K.

The statement of operations for the thirteen and twenty-six week periods ended August 27, 2005 has been reclassified to include store facility costs, including rent, facilities depreciation and utility costs as selling, general and administrative expenses and warehousing and outbound freight costs as cost of goods sold. For the thirteen and twenty-six week periods ended August 27, 2005, the impact of the reclassification was a decrease to cost of goods sold of $108,374 and $207,197, respectively, with a corresponding increase in selling, general and administrative expenses.

The statement of cash flows for the twenty-six week period ended August 27, 2005 has been reclassified to reflect as separate components of cash provided by operating activities, LIFO charges, changes in deferred taxes, accounts receivable, inventories, prepaid expenses and other current assets, other assets, accounts payable and other liabilities, which were previously aggregated. Accordingly, there was no impact on amounts presented for net cash provided by (used in) operating, investing and financing activities.

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
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This standard is required to be adopted by the Company as of the first fiscal year beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company is in the process of determining the effect, if any, of the adoption of SFAS No. 158 on its financial statements.

3.      Planned Acquisition

On August 23, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with The Jean Coutu Group (PJC) Inc. (“Jean Coutu Group”). Under the terms of the Agreement, the

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Company will acquire (“the Acquisition”) from Jean Coutu Group all of the outstanding capital stock of The Jean Coutu Group (PJC) USA, Inc. (“Jean Coutu USA”), a wholly owned subsidiary of Jean Coutu Group, which is engaged in the business of owning and operating a network of retail pharmacy stores conducting business under the Eckerd and Brooks banners. As consideration for the Acquisition, the Company will issue 250,000 shares of Rite Aid common stock, will pay $1,450,000 in cash, subject to a working capital adjustment, and intends to assume $850,000 of Jean Coutu Group’s 8.5% Senior Subordinated Notes due 2014 (with the cash component increasing to $2,300,000 if the notes are not assumed). The Company intends to finance the Acquisition through a combination of the issuance of new debt and the assumption of the $850,000 of Jean Coutu Group’s long-term notes.

The shares of Rite Aid common stock issuable to Jean Coutu Group in the Acquisition will represent approximately 30.2% of the total Rite Aid voting power after giving effect to the Acquisition. Upon the closing of the Acquisition, the Company will expand its Board of Directors to 14 members, with four of the seats being held by members designated by Jean Coutu Group. In connection with entering into the Stock Purchase Agreement, on August 23, 2006, the Company entered into a Stockholder Agreement (the “Stockholder Agreement”) with Jean Coutu Group and certain Coutu family members that will become effective upon consummation of the Acquisition and will govern Jean Coutu Group’s ownership interest in the Company. The Stockholder Agreement contains provisions relating to board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. The Company and Jean Coutu Group also entered into a Registration Rights Agreement giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock to be issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market purchase rights under the Stockholder Agreement.

The Company and Jean Coutu Group have each made customary representations, warranties and covenants in the Stock Purchase Agreement, including, among others, Jean Coutu Group’s covenant to cause Jean Coutu USA and its subsidiaries to conduct their business in the ordinary course between the execution of the Agreement and the closing of the Acquisition and to refrain from certain types of transactions during that period. Consummation of the Acquisition is subject to customary conditions, including, among others, (i) stockholder approval of the issuance of Rite Aid common stock to Jean Coutu Group, (ii) expiration or termination of the applicable antitrust waiting period, (iii) receipt of NYSE listing approval with respect to the shares of Rite Aid common stock to be issued to Jean Coutu Group, (iv) absence of any law or order prohibiting the consummation of the Acquisition, (v) no threatened or pending litigation seeking to limit Rite Aid’s ownership or operation of Rite Aid’s or Jean Coutu USA’s assets and (vi) subject to certain exceptions, the accuracy of the representations and warranties of the parties. Timing of the consummation of the Acquisition is dependent upon the timing of the above items. The Company expects that this transaction will close no earlier than in the fourth quarter of fiscal 2007.

4.                 (Loss) Income Per Share

Basic (loss) income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Numerator for (loss) income per share:
Net (loss) income	$(330)	$(1,571)	$10,625	$31,853
Premium to redeem preferred stock	—	(5,883)	—	(5,883)
Accretion of redeemable preferred stock	(26)	(25)	(51)	(51)
Cumulative preferred stock dividends	(7,830)	(9,617)	(15,597)	(17,766)
(Loss) income attributable to common stockholders	$(8,186)	$(17,096)	$(5,023)	$8,153
Denominator:
Basic weighted average shares	523,373	523,789	522,751	522,270
Outstanding options	—	—	—	9,923
Convertible preferred stock—Series I	—	—	—	694
Diluted weighted average shares	523,373	523,789	522,751	532,887
Basic and diluted (loss) income per share:	$(0.02)	$(0.03)	$(0.01)	$0.02

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted (loss) income per share:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Stock options	67,388	68,408	67,388	17,684
Convertible preferred stock	100,904	95,215	100,904	94,521
Convertible debt	38,462	38,462	38,462	38,462
	206,754	202,085	206,754	150,667

5.                 Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Impairment charges	$98	$3,347	$11,392	$6,804
Store and equipment lease exit charges	6,348	4,774	7,642	16,849
	$6,446	$8,121	$19,034	$23,653

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Impairment charges

Impairment charges include non-cash charges of $98 and $3,347 for the thirteen week periods ended September 2, 2006 and August 27, 2005, for the impairment of long-lived assets at 3 and 16 stores, respectively. Impairment charges include non-cash charges of $11,392 and $6,804 for the twenty-six week periods ended September 2, 2006 and August 27, 2005, for the impairment of long-lived assets at 19 and 34 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store.

Store and equipment lease exit charges

During the thirteen week periods ended September 2, 2006 and August 27, 2005, the Company recorded charges for 13 and 7 stores to be closed or relocated under long term leases in each respective period. During the twenty-six week periods ended September 2, 2006 and August 27, 2005, the Company recorded charges for 18 and 12 stores to be closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The amounts of the closed store charges that relate to new closures, changes in assumptions, and interest accretion are presented in the following table.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Balance—beginning of period	$203,771	$223,880	$208,455	$220,903
Provision for present value of noncancellable lease payments of stores designated to be closed	3,138	2,929	7,438	10,904
Changes in assumptions about future sublease income, terminations and changes in interest rates	939	(24)	(4,180)	1,908
Reversals of reserves for stores that management has determined will remain open	—	(271)	—	(271)
Interest accretion	2,410	2,140	4,849	4,333
Cash payments, net of sublease income	(8,556)	(8,702)	(14,860)	(17,825)
Balance-end of period	$201,702	$219,952	$201,702	$219,952

The Company’s revenues and income before income taxes for the thirteen and twenty-six week periods ended September 2, 2006 and August 27, 2005 include results from stores that have been closed as

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

of September 2, 2006. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Revenues	$5,712	$45,959	$20,789	$100,852
Loss from operations	2,661	3,217	4,777	5,232

Included in these stores’ loss from operations for the thirteen week periods ended September 2, 2006 and August 27, 2005, are depreciation and amortization charges of $45 and $448 and closed store inventory liquidation charges of $3,207 and $1,959, respectively. Included in these stores’ loss from operations for the twenty-six week periods ended September 2, 2006 and August 27, 2005, are depreciation and amortization charges of $161 and $957 and closed store inventory liquidation charges of $5,631 and $3,605, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

6.                 Accounts Receivable

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

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At September 2, 2006 and March 4, 2006, the total outstanding receivables that have been transferred to CPVs were $325,000 and $330,000, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended September 2, 2006 and August 27, 2005 was $331,593 and $208,462, respectively. Total receivable transfers for the thirteen week periods ended September 2, 2006 and August 27, 2005 totaled approximately $1,151,000 and $785,000, respectively. Collections made by the Company as part of the servicing agreements on behalf of the CPVs, for the thirteen week periods ended September 2, 2006 and August 27, 2005 totaled approximately $1,171,000 and $645,000, respectively. The average amount of outstanding receivables transferred during the twenty-six week periods ended September 2, 2006 and August 27, 2005 was $327,308 and $183,187, respectively. Total receivable transfers for the twenty-six week periods ended September 2, 2006 and August 27, 2005 totaled approximately $2,231,000 and $1,411,000, respectively. Collections made by the Company as part of the servicing agreements on behalf of the CPVs,

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

for the twenty-six week periods ended September 2, 2006 and August 27, 2005 totaled approximately $2,236,000 and $1,271,000, respectively. At September 2, 2006 and March 4, 2006, the Company retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $262,132 and $274,518, respectively, exclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

The Company is subject to an ongoing program fee of LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended September 2, 2006 and August 27, 2005 were $5,424 and $2,543 respectively. Program and liquidity fees for the twenty-six week periods ended September 2, 2006 and August 27, 2005 were $10,428 and $4,378 respectively. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2007.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company’s corporate concentration account. At September 2, 2006 and March 4, 2006, the Company had $2,794 and $2,219 of cash respectively that is restricted for the payment of trustee fees.

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

7.                 Sale Leaseback Transactions

During the twenty-six week period ended September 2, 2006, the Company sold a total of 16 owned properties to independent third parties. Net proceeds from these sales were $42,552. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for 12 of these leases as operating leases. A gain on the sale of these stores of $2,072 was deferred and is being recorded over the minimum term of these leases. The remaining four leases were accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. The Company recorded a capital lease obligation of $11,072 related to these four leases. Losses of $416 were recorded as losses on the sale of assets and investments for the twenty-six week period ended September 2, 2006. Future scheduled minimum lease payments under these leases for the remainder of fiscal 2007 and the succeeding four fiscal years are as follows: 2007—$1,819; 2008—$3,639; 2009—$3,639; 2010—$3,639; 2011—$3,639 and $59,772 in 2012 and thereafter.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

During the twenty-six week period ended August 27, 2005, the Company sold the land and buildings on 19 owned properties to independent third parties, respectively. Net proceeds from the sale were $53,300. Concurrent with these sales, the Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. The Company is accounting for 18 of these leases as operating leases. A gain of approximately $12,700 was deferred and is being recorded over the minimum lease term. The remaining one lease is accounted for using the financing method, as the lease agreements contain a clause that allows the buyer to force the Company to repurchase the properties under certain conditions. The Company recorded capital lease obligations of approximately $5,400 related to these leases.

8.                 Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis at the end of its fiscal year. Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company’s amortizable intangible assets as of September 2, 2006 and March 4, 2006.

	September 2, 2006			March 4, 2006
			Weighted			Weighted
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Favorable leases and other	$306,216	$(199,810)	17 years	$306,665	$(195,669)	18 years
Prescription files	420,380	(336,728)	12 years	408,519	(326,287)	12 years
Total	$726,596	$(536,538)		$715,184	$(521,956)

Amortization expense for these intangible assets was $10,111 and $19,814 for the thirteen and twenty-six week periods ended September 2, 2006. Amortization expense for these intangible assets was $7,811 and $15,034 for the thirteen and twenty-six week periods ended August 27, 2005. The anticipated annual amortization expense for these intangible assets is 2007—$38,623; 2008—$35,613; 2009—$31,701; 2010—$25,537; and 2011—$16,723.

9.                 Income Taxes

The Company recorded an income tax benefit of $3,222 and $2,197 for the thirteen week periods and income tax expense of $1,513 and $11,714 for the twenty-six week periods ended September 2, 2006 and August 27, 2005, respectively.

The provision for income taxes for the twenty-six week period ended September 2, 2006 was net of a reduction of a liability for state taxes of $6,337.

The provision for income taxes for the twenty-six week period ended August 27, 2005 was net of the receipt of a federal refund claim of $7,848 which related to the fiscal 2004 conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. As a result of the Company’s operating performance and the more favorable near term outlook for profitability, the Company released $1,231,087 of valuation allowance in the fourth quarter of fiscal 2006. The Company continues to maintain a valuation allowance against net deferred tax assets of $259,602, which relates primarily to state net operating loss carryforwards and federal capital loss carryforwards.

The Company had an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not impair the net operating loss carryforwards.

10.          Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at September 2, 2006 and March 4, 2006:

	September 2, 2006	March 4, 2006
Secured Debt:
Senior secured revolving credit facility due September 2010	$535,000	$534,000
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $260 and $1,040)	141,765	140,985
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $2,501 and $2,834)	357,499	357,166
9.5% senior secured notes due February 2011	300,000	300,000
7.5% senior secured notes due January 2015	200,000	200,000
Other	1,738	1,962
	1,536,002	1,534,113
Lease Financing Obligations	186,623	178,227
Unsecured Debt:
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $250 and $1,000)	249,750	249,000
7.125% notes due January 2007	184,074	184,074
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,621 and $1,741)	148,379	148,259
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	1,339,976	1,339,106
Total debt	3,062,601	3,051,446
Current maturities of convertible notes, long-term debt and lease financing obligations	(587,583)	(584,196)
Long-term debt and lease financing obligations, less current maturities	$2,475,018	$2,467,250

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
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

The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). The Company has the ability to incur additional unsecured debt of up to $750,000 with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1,800,000. At September 2, 2006, remaining additional permitted secured subordinated debt under the senior secured credit facility was $797,975 in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before September 2010, and for the repurchase of debt with a maturity after September 2010, if the Company maintains availability on the revolving credit facility of at least $100,000.

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

The Company’s ability to borrow under the senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At September 2, 2006, the Company had $535,000 of borrowings outstanding under the revolving credit facility. At September 2, 2006, the Company also had letters of credit outstanding against the revolving credit facility of $117,138, which gave the Company additional borrowing capacity of $1,097,862.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Other Transactions

On September 15, 2006, the Company paid at maturity the remaining outstanding principal amount of $142,025 of the Company’s 12.5% senior secured notes due September 2006. The Company funded this payment with borrowings under its revolving credit facility.

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

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2007 and the succeeding five fiscal years, after reflecting the repayment of the Company’s 12.5% senior secured notes on September 15, 2006, are as follows: 2007—$434,169; 2008—$632; 2009—$150,209; 2010—$118; 2011—$1,358,597 and $956,490 in 2012 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation’s wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. Rite Aid Corporation’s direct obligations under the senior secured credit facility are unsecured. The 9.5% senior secured notes due 2011, the 8.125% senior secured notes due 2010 and the 7.5% senior secured notes due 2015 are guaranteed by substantially all of the Company’s wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and are secured on a second priority basis by the same collateral as the senior secured credit facility.

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

11.          Stock Option and Stock Award Plans

As disclosed above, effective March 5, 2006, the Company adopted SFAS No. 123 (R), “Share-Based Payment” using the modified prospective transition method. Operating results for the thirteen and

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

twenty-six week periods ended September 2, 2006 includes $5,296 and $8,606 of compensation costs and $46 and $111 of excess tax benefits related to the Company’s stock based compensation arrangements. Operating results for the thirteen and twenty-six week periods ended August 27, 2005 includes $4,276 and $9,166 of compensation costs related to the Company’s stock based compensation arrangements.

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

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 69,000 as of September 2, 2006.

The Company has issued approximately 10,500 options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Stock Options

The Company determines the fair value of each option issued on the date of grant using the Black-Scholes-Merton option pricing model. The following assumptions were used for options granted in the 26-week periods ended September 2, 2006 and August 27, 2005.

	Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005
Expected stock price volatility	56%	59%
Expected dividend yield	0%	0%
Risk free interest rate	5.0%	4.0%
Expected option life	5.5 years	4.0 years

The weighted average fair value of each option granted during both the thirteen and twenty-six week periods ended September 2, 2006 was $2.47. The weighted average fair value of each option granted during the thirteen and twenty-six week periods ended August 27, 2005 was $2.02 and $2.01, respectively.

Following is a summary of stock option transactions for the twenty-six week period ended September 2, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 4, 2006	62,718	$4.72
Granted	6,642	4.43
Exercised	(865)	2.90
Cancelled	(1,107)	6.25
Outstanding at September 2, 2006	67,388	4.69	5.66	$44,257
Exercisable at September 2, 2006	50,465	4.82	4.63	39,675

As of September 2, 2006, there was $29,829 of total unrecognized pre-tax compensation costs related to nonvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.75 years.

Cash received from stock option exercises for the thirteen and twenty-six week periods ended September 2, 2006 was $1,129 and $2,506, respectively. Cash received from stock option exercises for the thirteen and twenty-six week periods ended August 27, 2005 was $2,224 and $4,110, respectively. The income tax benefits from stock options exercised totaled $150 and $322 for the thirteen and twenty-six week periods ended September 2, 2006.

Restricted Stock

The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 2, 2006 and August 27, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

upon termination of employment. Additionally, vesting of 641 shares awarded to certain senior executives is conditional upon the Company meeting specified performance targets. Following is a summary of restricted stock activity for the twenty-six week period ended September 2, 2006.

	Shares	Weighted Average Grant Date Fair Value
Balance, March 4, 2006	5,735	$4.00
Granted	4,812	$4.34
Vested	(1,051)	$4.18
Cancelled	(430)	$4.07
Balance, September 2, 2006	9,066	$4.15

Compensation expense related to restricted stock grants is being amortized and recognized over a three year period. At September 2, 2006, there was $26,598 of total unrecognized pre-tax compensation costs related to nonvested restricted stock grants. These costs are expected to be recognized over a weighted average period of 2.25 years.

The total fair value of restricted stock vested during the thirteen week periods ended September 2, 2006 and August 27, 2005 was $4,188 and $113, respectively. The total fair value of restricted stock vested during the twenty-six week periods ended September 2, 2006 and August 27, 2005 was $4,388 and $322, respectively.

12.          Retirement Plans

Net periodic pension expense recorded in the thirteen and twenty-six week periods ended September 2, 2006 and August 27, 2005, for the Company’s defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Service cost	$780	$687	$21	$19	$1,560	$1,374	$42	$38
Interest cost	1,306	1,176	276	304	2,612	2,352	552	609
Expected return on plan assets	(969)	(539)	—	—	(1,938)	(1,078)	—	—
Amortization of unrecognized net transition obligation	—	—	21	21	—	—	42	42
Amortization of unrecognized prior service cost	177	123	—	—	354	246	—	—
Amortization of unrecognized net loss	631	613	44	34	1,262	1,226	88	68
Net pension expense	$1,925	$2,060	$362	$378	$3,850	$4,120	$724	$757

During the remainder of fiscal 2007, the company expects to contribute $10,700 to the Defined Benefit Pension Plan and $2,212 to the Nonqualified Executive Retirement Plans.

13.          Commitments and Contingencies

The Company is subject from time to time to lawsuits and governmental investigations arising in the ordinary course of business, including employment related lawsuits arising from alleged violations of certain state and federal laws. Some of these suits purport to have been determined to be class or collective actions and/or seek substantial damages. In the opinion of the Company’s management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows if decided adversely.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net loss for the thirteen week period ended September 2, 2006 was $0.3 million compared to $1.6 million for the thirteen week period ended August 27, 2005. The improvement in operating results was due primarily to an increase in revenues, the absence of a $9.2 million charge recorded in the thirteen week period ended August 27, 2005 related to the early redemption of our 11.25% senior notes due July 2008 and an increase in the income tax benefit. These items were offset by a decrease in gross margin and an increase in selling, general and administrative expenses (“SG&A”). These items are described in further detail in the Results of Operations section below.

Net income for the twenty-six week period ended September 2, 2006 was $10.6 million compared to $31.9 million for the twenty-six week period ended August 27, 2005. The decrease in operating results was caused by a decrease in gross margin rate and an increase in SG&A expense. These items were partially offset by an increase in revenues, the absence of a $9.2 million charge recorded in the thirteen week period ended August 27, 2005 related to the early redemption of our 11.25% senior notes due July 2008 and a decrease in income tax expense. These items are described in further detail in the Results of Operations section below.

Planned Acquisition

On August 23, 2006, we entered into a Stock Purchase Agreement (the “Agreement”) with The Jean Coutu Group (PJC) Inc. (“Jean Coutu Group”). Under the terms of the Agreement, we will acquire (the “Acquisition”) from Jean Coutu Group all of the outstanding capital stock of The Jean Coutu Group (PJC) USA, Inc. (“Jean Coutu USA”), a wholly owned subsidiary of Jean Coutu Group, which is engaged in the business of owning and operating a network of retail pharmacy stores conducting business under the Eckerd and Brooks banners. As consideration for the Acquisition, we will issue 250 million shares of Rite Aid common stock, will pay $1.45 billion in cash, subject to a working capital adjustment, and intend to assume $850 million of Jean Coutu Group’s 8.5% Senior Subordinated Notes due 2014 (with the cash component increasing to $2.3 billion if the notes are not assumed). We intend to finance the Acquisition through a combination of the issuance of new debt and the assumption of the $850 million of Jean Coutu Group’s long-term notes.

The shares of Rite Aid common stock issuable to Jean Coutu Group in the Acquisition will represent approximately 30.2% of our total voting power after giving effect to the Acquisition. Upon the closing of the Acquisition, we will expand our Board of Directors to 14 members, with four of the seats being held by members designated by Jean Coutu Group. In connection with entering into the Stock Purchase Agreement, on August 23, 2006, we entered into a Stockholder Agreement (the “Stockholder Agreement”) with Jean Coutu Group and certain Coutu family members that will become effective upon consummation of the Acquisition and will govern Jean Coutu Group’s ownership interest in Rite Aid. The Stockholder Agreement contains provisions relating to board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We also entered into a Registration Rights Agreement with Jean Coutu Group giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of our common stock to be issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market purchase rights under the Stockholder Agreement.

Rite Aid and Jean Coutu Group have each made customary representations, warranties and covenants in the Stock Purchase Agreement, including, among others, Jean Coutu Group’s covenant to cause Jean Coutu USA and its subsidiaries to conduct their business in the ordinary course between the execution of the Agreement and the closing of the Acquisition and to refrain from certain types of transactions during that period. Consummation of the Acquisition is subject to customary conditions, including, among others, (i) stockholder approval of the issuance of our common stock to Jean Coutu Group, (ii) expiration or termination of the applicable antitrust waiting period, (iii) receipt of NYSE listing approval with respect to the shares of our common stock to be issued to Jean Coutu Group, (iv) absence of any law or order prohibiting the consummation of the Acquisition, (v) no threatened or pending litigation seeking to limit our ownership or operation of Rite Aid’s or Jean Coutu USA’s assets and (vi) subject to certain exceptions, the accuracy of the representations and warranties of the parties. Timing of the consummation of the Acquisition is dependent upon the timing of the above items. We expect that this transaction will close no earlier than in the fourth quarter of fiscal 2007.

Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
	(dollars in thousands)
Revenues	$4,288,356	$4,132,523	$8,625,442	$8,353,959
Revenue growth (decline)	3.8%	0.2%	3.2%	(0.2)%
Same store sales growth	3.8%	0.5%	3.7%	0.1%
Pharmacy sales growth (decline)	4.9%	(1.1)%	4.0%	(1.3)%
Same store pharmacy sales growth (decline)	4.7%	(0.8)%	4.5%	(1.0)%
Pharmacy sales as a % of total sales	63.7%	63.0%	64.0%	63.5%
Third party sales as a % of total pharmacy sales	95.3%	94.8%	95.3%	94.9%
Front-end sales growth	1.9%	2.4%	1.9%	1.7%
Same store front-end sales growth	2.3%	3.0%	2.2%	2.2%
Front-end sales as a % of total sales	36.3%	37.0%	36.0%	36.5%
Store data:
Total stores (beginning of period)	3,321	3,354	3,323	3,356
New stores	8	—	11	2
Store acquisitions, net	—	2	2	3
Closed stores	(14)	(11)	(21)	(16)
Total stores (end of period)	3,315	3,345	3,315	3,345
Relocated stores	17	9	21	12
Remodeled stores	1	60	14	107

Revenues

Revenue growth was 3.8% and 3.2% for the thirteen and twenty-six week periods ended September 2, 2006, respectively. Pharmacy sales growth was 4.9% and 4.0% in the thirteen and twenty-six week periods ended September 2, 2006, respectively and front end sales growth was 1.9% in both the thirteen and twenty-six week periods ended September 2, 2006, respectively.

Pharmacy same store sales increased by 4.7% and 4.5% in the thirteen and twenty-six week periods ended September 2, 2006, respectively, primarily driven by an increase in price per prescription and by same store prescription growth of 2.6% and 2.0% in the thirteen and twenty-six week periods ended September 2, 2006, respectively. In addition to favorable demographic trends, our script growth was positively impacted by Medicare Part D and by initiatives such as our focus on customer satisfaction, prescription file buys, our senior citizen loyalty card program and the new and relocated store program. Partially offsetting these items was an increase in generic sales and lower reimbursement rates, including the lower reimbursement rates from the new Medicare Part D program.

Front end same store sales increased by 2.3% and 2.2% in the thirteen and twenty-six week periods ended September 2, 2006, respectively, primarily as a result of strong performance in core categories, such as over-the-counter and an increase in sales driven by promotional activities. These items were partially offset by a decrease in photo and film sales.

We include in same store sales all stores that have been open at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
	(dollars in thousands)
Cost of goods sold	$3,137,321	$3,009,364	$6,290,407	$6,051,344
Gross profit	1,151,035	1,123,159	2,335,035	2,302,615
Gross margin	26.8%	27.2%	27.1%	27.6%
Selling, general and administrative expenses	1,082,102	1,044,062	2,167,699	2,090,338
Selling, general and administrative expenses as a percentage of revenues	25.2%	25.3%	25.1%	25.0%
Store closing and impairment charges	6,446	8,121	19,034	23,653
Interest expense	68,185	67,513	137,519	138,364
Loss on debt modifications and retirements, net	—	9,186	—	9,186
Gain on sale of assets and investments, net	(2,146)	(1,955)	(1,355)	(2,493)

Cost of Goods Sold

Gross margin rate was 26.8% for the thirteen week period ended September 2, 2006 compared to 27.2% for the thirteen week period ended August 27, 2005. Gross margin rate was primarily impacted by a decline in front end gross margin rate, which was caused by a higher mix of promotional sales, reduction in vendor income due to the expiration of exclusivity contracts and a reduction in photo and film gross profit. Also negatively impacting gross margin rate was an increase in LIFO charges. Pharmacy gross profit increased and partially offset these negative items. Although pharmacy gross margin rate was lower, pharmacy gross profit was higher due to an increase in pharmacy sales, an increase in generic prescriptions and a reduction in pharmacy shrinkage. These positive pharmacy gross profit factors were somewhat offset by a reduction in reimbursement rates, particularly from Medicare Part D prescriptions.

Gross margin rate was 27.1% for the twenty-six week period ended September 2, 2006 compared to 27.6% for the twenty-six week period ended August 27, 2005. Gross margin rate was primarily impacted by a decline in front end gross margin rate, which was caused by a higher mix of promotional sales, lower seasonal sales, a reduction in photo and film gross profit and an increase in freight expense, which is driven by increased fuel costs. Gross margin rate was also negatively impacted by a pharmacy gross margin rate decrease. Although pharmacy gross profit was higher due to an increase in pharmacy sales, an increase in generic prescriptions and a reduction in pharmacy shrinkage, these positive factors were offset by a reduction in reimbursement rates, particularly from Medicare Part D prescriptions. Also negatively impacting gross margin rate was an increase in LIFO charges.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $8.9 million and $17.9 million for the thirteen and twenty-six week periods ended September 2, 2006 versus LIFO charges of $7.6 million and $15.2 million for the thirteen and twenty-six week periods ended August 27, 2005. At September 2, 2006, inventories were $521.5 million lower than the amounts that would have been reported using the first-in first-out (“FIFO”) method.

Selling, General and Administrative Expenses

SG&A as a percentage of revenues was 25.2% in the thirteen week period ended September 2, 2006 compared to 25.3% in the thirteen week period ended August 27, 2005. SG&A was positively impacted by good labor expense control and a decrease in holiday pay expense related to the Memorial Day holiday, which was not in the thirteen week period ended September 2, 2006 but was in the thirteen week period ended August 27, 2005. Offsetting these items was an increase in rent and occupancy expense from new and relocated stores and the sale and leaseback of owned stores, an increase in depreciation and amortization expense resulting from capital expenditures related to prescription file buys and new and relocated stores, an increase in securitization program fees and a decrease in income from litigation settlements.

SG&A as a percentage of revenues was 25.1% in the twenty-six week period ended September 2, 2006 compared to 25.0% in the twenty-six week period ended August 27, 2005. SG&A was positively impacted primarily by more effective labor expense control but was negatively impacted primarily by an increase in rent and occupancy expense from new and relocated stores and the sale and leaseback of owned stores, an increase in depreciation and amortization expense resulting from capital expenditures related to prescription file buys and new and relocated stores, an increase in accounts receivable securitization program fees and a decrease in income from litigation settlements.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
	(dollars in thousands)
Impairment charges	$98	$3,347	$11,392	$6,804
Store and equipment lease exit charges	6,348	4,774	7,642	16,849
	$6,446	$8,121	$19,034	$23,653

Impairment Charges:   Impairment charges include non-cash charges of $0.1 million and $3.3 million in the thirteen week periods ended September 2, 2006 and August 27, 2005, respectively, for the impairment of long- lived assets at 3 and 16 stores, respectively. Impairment charges include non-cash charges of $11.4 million and $6.8 million for the twenty-six week periods ended September 2, 2006 and August 27, 2005, respectively, for the impairment of long-lived assets at 19 and 34 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store.

Store and Equipment Lease Exit Charges:   During the thirteen week periods ended September 2, 2006 and August 27, 2005, we recorded charges for 13 stores and 7 stores, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended September 2, 2006 and August 27, 2005, we recorded charges for 18 and 12 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $68.2 million and $137.5 million for the thirteen and twenty-six week periods ended September 2, 2006, compared to $67.5 million and $138.4 million for the thirteen and twenty-six week periods ended August 27, 2005. The increase in interest expense for the thirteen week period ended September 2, 2006 was due to an increase in interest rates on our revolving credit facility. The decrease in interest expense for the twenty-six week period ended September 2, 2006 was due to a decrease in outstanding borrowings.

The weighted average interest rates on our indebtedness for the twenty-six week period ended September 2, 2006 and August 27, 2005 were 7.6% and 7.4%, respectively.

Income Taxes

We recorded an income tax benefit of $3.2 million and $2.2 million and income tax expense of $1.5 million and $11.7 million for the thirteen and twenty-six week periods ended September 2, 2006 and August 27, 2005, respectively. The income tax expense for the twenty-six week period ended September 2, 2006 was net of a reduction of a liability for state taxes of $6.3 million. The income tax expense for the twenty-six week period ended August 27, 2005 was net of the receipt of a federal refund claim of $7.8 million which related to the fiscal 2004 conclusion of the Internal Revenue Service examination for the fiscal years 1996 through 2000.

We expect to pay minimal cash taxes as we have approximately $2.3 billion of federal net operating losses and $4.0 billion of state net operating losses available to offset future income.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. At the end of fiscal 2006, management concluded that the majority of the net deferred tax assets would be utilized. Thus, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, management released $1,231.1 million of the valuation allowance. We continue to maintain a valuation allowance against net deferred tax assets of $259.6 million, which relates primarily to state net operating loss carryforwards and federal capital loss carryforwards.

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

The senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). We have the ability to incur additional unsecured debt of up to $750.0 million with a scheduled maturity date prior to

December 31, 2010. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1.8 billion. At September 2, 2006, remaining additional permitted secured subordinated debt under the senior secured credit facility was $798.0 million in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010, however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before September 2010, and for the repurchase of debt with a maturity after September 2010, if we maintain availability on the revolving credit facility of at least $100.0 million.

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

Our ability to borrow under the senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At September 2, 2006, we had $535.0 million of borrowings outstanding under the revolving credit facility. At September 2, 2006, we also had letters of credit outstanding against the revolving credit facility of $117.1 million, which gave us additional borrowing capacity of $1.1 billion.

Other Transactions

On September 15, 2006, we paid at maturity the remaining outstanding principal amount of $142.0 million of our 12.5% senior secured notes due September 2006. We funded this payment with borrowings under our revolving credit facility.

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

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2007, and the succeeding four fiscal years after reflecting the repayment of the Company’s 12.5% senior secured notes on September 15, 2006, are as follows: 2007—$434.2 million; 2008—$0.6 million; 2009—$150.2 million; 2010—$0.1 million; 2011—$1.4 billion and $956.5 million in 2012 and thereafter. We are in compliance with restrictions and limitations included in the provisions of our various loan and credit agreements.

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

Sale Leaseback Transactions

During the twenty-six week period ended September 2, 2006, we sold a total of 16 owned properties to independent third parties. Net proceeds from these sales were $42.6 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over a minimum lease terms of 20 years. We accounted for 12 of these leases as operating leases. A gain on the sale of these stores of $2.1 million was deferred and is being recorded over the minimum term of these leases. The remaining four leases were accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. We recorded a capital lease obligation of $11.1 million related to these four leases. Losses of $0.4 million were recorded as losses on the sale of assets and investments for the period ended September 2, 2006. Future scheduled minimum lease payments under these leases for the remainder of fiscal 2007 and the succeeding four fiscal years are as follows: 2007—$1.8 million; 2008—$3.6 million; 2009—$3.6 million; 2010—$3.6 million; 2011—$3.6 million and $59.8 million in 2012 and thereafter.

During the twenty-six week period ended August 27, 2005, we sold the land and buildings at a total of 19 owned stores to an independent third party. Proceeds from these sales were approximately $53.3 million. Concurrent with these sales, we entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. We account for 18 of these leases as operating leases. A gain of approximately $12.7 million was deferred and is being recorded over the minimum lease term. We account for the remaining lease as a capital lease, as the lease agreement contains a clause that allows the buyer to force us to repurchase the property under certain conditions. We recorded capital lease obligations of approximately $5.4 million related to these leases.

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

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At September 2, 2006 and March 4, 2006, the total of outstanding receivables that had been transferred to the CPVs were $325.0 million and $330.0 million, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended September 2, 2006 and August 27, 2005 was $331.6 million and $208.5 million, respectively. Total receivable transfers for the thirteen week periods ended September 2, 2006 and August 27, 2005 totaled approximately $1,151.0 million and $785.0 million, respectively. Collections made by us as part of the servicing arrangement on behalf of the CPVs, for the thirteen week periods ended September 2, 2006 and August 27, 2005 totaled approximately $1,171.0 million and $645.0 million, respectively. The average amount of outstanding receivables transferred during the twenty-six week periods ended September 2, 2006 and August 27, 2005 was $327.3 million and $183.2 million, respectively. Total receivable transfers for the twenty-six week periods ended September 2, 2006 and August 27, 2005 totaled approximately $2,231.0 million and $1,411.0 million, respectively. Collections made by us as part of the servicing agreements on behalf of the CPVs, for the twenty-six week periods ended September 2, 2006 and August 27, 2005 totaled approximately $2,236.0 million and $1,271.0 million, respectively. At September 2, 2006 and March 4, 2006, we retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $262.1 million and $274.5 million, respectively, exclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

We are subject to an ongoing program fee of LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen and twenty-six weeks ended September 2, 2006 were $5.4 million and $10.4 million, respectively. Program and liquidity fees for the thirteen and twenty-six weeks ended August 27, 2005 were $2.5 million and $4.4 million, respectively. We guarantee certain performance obligations of our affiliates under the securitization agreements, which includes continued servicing of such receivables, but do not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2007.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At September 2, 2006 and March 4, 2006, we had $2.8 million and $2.2 million of cash, respectively, that was restricted for the payment of trustee fees.

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

As of September 2, 2006, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above.

Financing for the Planned Acquisition

In order to obtain the financing necessary to consummate our acquisition of Jean Coutu, USA, we have received a commitment letter from Citicorp North America, Inc. and Citigroup Global Markets Inc. with respect to a $145 million senior secured incremental term loan facility and a $1.105 billion senior secured term loan facility. We plan to use the proceeds from the $145 million senior secured incremental term loan facility to repay borrowings on our revolving credit facility that were used to pay at maturity our 12.5% senior secured notes due September 2006.

On the closing date of the acquisition, we intend to (i) assume the Jean Coutu Group 8.5% Senior Subordinated Notes due 2014, (ii) issue and sell one or more tranches of notes in an aggregate amount of $870 million, which may be increased by the $850 million aggregate principal amount of Jean Coutu Group 8.5% Senior Subordinated Notes due 2014 if not assumed by us and (iii) borrow approximately $680 million under the $1.105 billion senior secured term loan facility. Depending on the timing of the transaction as well as the actual fees and expenses, the Company may also borrow additional amounts under its existing revolving credit facility. Under the terms of the commitment letter, Citicorp has also agreed to provide Rite Aid up to a $1.720 billion senior secured bridge facility if Rite Aid is unable to sell the full amount of notes required by the commitment letter and/or assume all of the Jean Coutu Group’s 8.5% Senior Subordinated Notes due 2014.

On or prior to the closing of the transaction, we will use commercially reasonable efforts to obtain the requisite consents to amend our senior secured credit facility and our receivables securitization agreement. In the event that we do not receive the requisite consents to amend the senior secured credit facility, Citicorp has agreed to refinance the senior secured credit facility on similar terms and conditions. In the event that we do not receive the requisite consents to amend our receivables securization agreement, Citicorp has agreed to provide us with a new tranche of term loans that we will use to terminate the receivables securitization agreement. We will borrow the remaining approximate $425 million available under the $1.105 billion senior secured term loan facility on or around the date that we file our first post-closing balance sheet with the SEC, assuming the satisfication of certain conditions. We will use the proceeds to pay down amounts outstanding under our revolving credit facility.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $137.9 and $313.9 million of cash in the twenty-six week periods ended September 2, 2006 and August 27, 2005. Operating cash flow for the twenty-six week period ended September 2, 2006 was provided by net income of $10.6 million, and increases in accounts payable, which partially offset increases in inventory. Operating cash flow for the twenty-six week period ended August 27, 2005 was provided primarily by net income of $31.9 million, proceeds of $140.0 million from the sale of certain of our third party receivables and increases in accounts payable, which were partially offset by increases in inventory.

Cash used in investing activities was $118.3 and $56.1 million for the twenty-six week period ended September 2, 2006 and August 27, 2005 due to expenditures for property, plant and equipment and intangible assets, offset by proceeds from sale-leaseback transactions and proceeds from asset dispositions.

Cash provided by financing activities was $1.0 million for the twenty-six week period ended September 2, 2006 due to the impact of payments on the revolver, scheduled debt payments and preferred stock cash dividend payments, offset by proceeds from financing secured by owned property. Cash used in financing activities was $330.5 million for the twenty-six week period ended August 27, 2005 due to the impact of scheduled debt payments, the early redemption of our 11.25% senior note due July 2008, the change in zero balance cash accounts, the issuance and redemption of preferred stock and preferred stock cash dividend payments.

Capital Expenditures

During the twenty-six week period ended September 2, 2006, we spent $154.9 million on capital expenditures, consisting of $79.9 million related to new store construction, store relocation and store remodel projects, $57.2 million related to technology enhancements, improvements to distribution centers and other corporate requirements and $17.8 million related to the purchase of prescription files from independent pharmacists. We plan to make total capital expenditures of approximately $450.0 to $500.0 million during fiscal 2007, consisting of approximately 75% related to new store construction, store relocation, store remodel and store improvement projects, 15% related to technology enhancements, improvements to distribution centers and other corporate requirements and approximately 10% related to the purchase of prescription files from independent pharmacies. We expect that these capital expenditures will be financed primarily with cash flow from operations and proceeds from sale-leaseback transactions.

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

Future Liquidity

We are highly leveraged.  Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt.  In addition, the acquisition of Jean Coutu, USA will require us to incur significantly more debt, as described in “Financing for the Planned Acquisition.”  Based upon our current levels of operations, planned improvements in our operating performance and the opportunities that we believe the acquisition of Jean Coutu USA provides, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, sales of accounts receivable under our securitization agreements, borrowings that have been committed to by our lenders related to the Acquisition and other sources of liquidity will be adequate to fund the Acquisition and to meet our requirements for working capital, debt service and capital expenditures including capital expenditures related to the Acquisition, for the next twelve months.  We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, funding requirements related to the Acquisition and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds.  The restrictions on the incurrence of additional indebtedness in our senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds.  There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This standard is required to be adopted by us as of the first fiscal year beginning after December 15, 2006. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet assessed the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. We are in the process of determining the effect, if any, of the adoption of SFAS No. 158 on our financial statements.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition—Critical Accounting Policies and Estimates” included in our fiscal 2006 10-K report.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors—Factors Affecting our Future Prospects” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” included in our fiscal 2006 10-K and Item 1A.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of September 15, 2006, after taking into effect the payment of $142.0 million of our 12.5% senior secured notes due 2006.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at September 15, 2006
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$434,169	$632	$150,209	$118	$657,597	$956,490	$2,199,214	$2,077,782
Average Interest Rate	5.76%	8.00%	6.13%	8.00%	8.78%	7.64%	7.51%
Variable Rate	$—	$—	$—	$—	$701,000	$—	$701,000	$701,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	6.91%	0.00%	6.91%

As of September 16, 2006, 24.17% of our total debt is exposed to fluctuations in variable interest rates.

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

PART II.   OTHER INFORMATION

ITEM 1.                Legal Proceedings

Not applicable

ITEM 1A.        Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed below and in “Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K” for the year ended March 4, 2006, which could materially affect our business, financial condition or future results. Furthermore, on October 2, 2006, the Company filed with the Securities and Exchange Commission a preliminary proxy statement in connection with the proposed transaction with the Jean Coutu Group discussed above in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The proxy statement, when finalized, will be mailed to our stockholders. You should read the proxy statement because it contains important information and risks to consider in connection with the proposed transaction including the risks set forth below:

Although we expect that the acquisition of the Brooks and Eckerd drugstore chains will result in benefits to Rite Aid, we may not realize those benefits because of integration difficulties and other challenges.

Integrating the operations of the Brooks and Eckerd drugstore chains successfully or otherwise realizing any of the anticipated benefits of the acquisition of the Brooks and Eckerd drugstore chains, including anticipated cost savings and additional revenue opportunities, involve a number of potential challenges. The failure to meet these challenges could seriously harm our results of operations.

Realizing the benefits of the acquisition will depend in part on the integration of information technology, operations and personnel. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

•  diversion of management attention from ongoing business concerns to integration matters;

•  difficulties in consolidating and rationalizing information technology platforms and administrative infrastructures;

•  difficulties in integrating the Brooks and Eckerd store operations to serve the combined customer base of Rite Aid and the Brooks and Eckerd drugstore chains;

•  difficulties in combining corporate cultures, maintaining employee morale and retaining key employees; and

•  challenges in demonstrating to customers of Rite Aid and to customers of the Brooks and Eckerd drugstore chains that the acquisition will not result in adverse changes in customer service standards or business focus.

Moreover, these integration activities are further complicated by the fact that the Brooks and Eckerd chains are not fully integrated with one another and in many instances operate using different systems.

We may not successfully integrate the operations of the Brooks and Eckerd drugstore chains in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the acquisition of the Brooks and Eckerd drugstore chains to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies include cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved. In addition to the integration risks discussed above, our ability to realize these benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations.

The market price of Rite Aid common stock may decline as a result of the acquisition of the Brooks and Eckerd drugstore chains.

The market price of Rite Aid common stock may decline as a result of the acquisition of the Brooks and Eckerd drugstore chains if, among other things, the integration of the Brooks and Eckerd drugstore chains is unsuccessful, if the operational cost savings estimates are not realized or if the transaction costs related to the acquisition are greater than expected or if the financing related to the transaction is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

Following the completion of the acquisition of the Brooks and Eckerd drugstore chains, for so long as Jean Coutu Group (and, if applicable, certain members of the Coutu family) maintain certain levels of Rite Aid stock ownership, Jean Coutu Group (and, if applicable, certain members of the Coutu family) will exercise significant influence over Rite Aid.

When the acquisition of the Brooks and Eckerd drugstore chains is completed, Jean Coutu Group will own approximately 30.2% of the voting power of Rite Aid. As a result, Jean Coutu Group (and, if applicable, certain members of the Coutu family) generally will have the ability to significantly influence the outcome of any matter submitted for the vote of Rite Aid stockholders. The stockholder agreement provides that Jean Coutu Group (and, if applicable, certain members of the Coutu family) will designate four of the fourteen members of the Rite Aid board of directors, subject to adjustment based on its ownership position in Rite Aid. Accordingly, Jean Coutu Group generally will be able to significantly influence the outcome of all matters that come before the Rite Aid board of directors. As a result of its significant interest in Rite Aid, Jean Coutu Group may have the power, subject to applicable law (including the fiduciary duties of the directors designated by Jean Coutu Group), to significantly influence actions that might be favorable to Jean Coutu Group, but not necessarily favorable to other Rite Aid stockholders. In addition, the ownership position and governance rights of Jean Coutu Group could discourage a third party from proposing a change of control or other strategic transaction concerning Rite Aid. As a result, the common stock of Rite Aid could trade at a price that does not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as that of Jean Coutu Group.

Rite Aid will incur significant indebtedness in connection with the acquisition of the Brooks and Eckerd drugstore chains and the resulting debt service obligations may significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We intend to borrow or assume an aggregate of approximately $2.4 billion in connection with our financing for the acquisition of the Brooks and Eckerd drugstore chains. It is a condition to the completion of the acquisition that we shall have received the proceeds of the financing in an amount sufficient to consummate the acquisition. Although we currently expect that such financing will be available on commercially reasonable terms, there can be no assurance of this. If Rite Aid is unable to consummate a permanent debt financing, Rite Aid may enter into a bridge facility of up to $870 million ($1.720 billion if we do not assume the $850 million of Jean Coutu Group long-term notes) that is likely to be on terms substantially more restrictive and is likely to be more costly than the terms of the contemplated financing. In addition, in connection with the acquisition, we intend to assume $850 million of Jean Coutu Group’s long-term debt. The indenture governing the Jean Coutu Group notes sets forth conditions that must be satisfied in connection with our assumption of the notes, including satisfaction of a minimum consolidated fixed charge coverage ratio as defined in the indenture. Whether the consolidated fixed charge ratio will be met will not be known until the time of the closing is set and the ratio can be calculated. If we do not assume the $850 million of Jean Coutu Group long-term notes, we will need to raise additional funds, which could further exacerbate the risks described in the next paragraph.

Following the completion of the acquisition, our ability to meet our cash requirements, including our debt service obligations, will be dependent upon our ability to substantially improve our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are or may be beyond our control. In addition, some of these debt service obligations have interest payments that are subject to variable interest rates and are therefore dependent upon future interest rates which are beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund these cash requirements and debt service obligations. If our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or to successfully undertake any of these actions could have a material adverse effects on us.

In addition, the degree to which we may be leveraged as a result of the indebtedness incurred in connection with the acquisition or otherwise could materially and adversely affect our ability to obtain financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, could make us more vulnerable to general adverse economic, regulatory and industry conditions, could limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, could place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt.

The announcement and pendency of the transaction may cause disruptions in the business of the Brooks and Eckerd drugstore chains, which could have an adverse effect on their business, financial condition or results of operations and, post-closing, Rite Aid’s business, financial condition or results of operations.

The announcement and pendency of the transaction could cause disruptions of the business of the Brooks and Eckerd drugstore chains. Specifically:

•  current and prospective employees of the Brooks and Eckerd drugstore chains may experience uncertainty about their future roles with Rite Aid, which might adversely affect the ability of the Brooks and Eckerd drugstore chains to attract and retain key personnel;

•  current and prospective customers of the Brooks and Eckerd drugstore chains may experience uncertainty about the ability of the Brooks and Eckerd stores to meet their needs, which might cause customers to make purchases or fill their prescriptions elsewhere.

These disruptions could be exacerbated by a delay in the completion of the transaction and could have an adverse effect on the business, financial condition or results of operations of the Brooks and Eckerd drugstore chains prior to the completion of the transaction and on Rite Aid following the completion of the transaction.

The acquisition of the Brooks and Eckerd drugstore chains is subject to the receipt of consents and approvals from government entitles that may not be received or that may impose conditions that could have an adverse effect on Rite Aid following the completion of the acquisition.

We cannot complete the acquisition unless we receive various consents, orders, approvals and clearances from antitrust and other authorities in the United States. While we believe that we will receive the requisite regulatory approvals from these authorities, there can be no assurance of this. In addition, these authorities may impose conditions on the completion of the acquisition of the Brooks and Eckerd drugstore chains or require changes to the terms of the acquisition. For example, the authorities may require divestiture of certain assets as a condition to the closing of the acquisition. We are not obligated to agree to divest assets in order to obtain regulatory approval of the proposed acquisition if such divestiture would be materially adverse to Rite Aid and its subsidiaries taken as a whole or would materially impair the overall benefits expected, as of the date the stock purchase agreement was executed, to be realized from the acquisition of the Brooks and Eckerd drugstore chains. However, pursuant to the stock purchase agreement, we have agreed that any proposed divestiture or release of assets representing, or the imposition of conditions affecting, store-level adjusted EBITDA (as defined in the stock purchase agreement) of up to an aggregate of $60 million before advertising and corporate administration expenses, for the most recently completed fiscal year, is not materially adverse to Rite Aid and its subsidiaries taken as a whole and would not materially impair the overall benefits expected to be realized from the acquisition of the Brooks and Eckerd drugstore chains. While we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the acquisition or imposing additional costs on or limiting the revenues of Rite Aid following the acquisition, any of which may have an adverse effect on us following the acquisition.

Some of our executive officers and directors have interests in the transaction other than their interests as Rite Aid stockholders generally.

In considering the recommendation of Rite Aid’s board of directors with respect to the transaction, you should be aware that some of our executive officers and directors have interests in the transaction other than their interest as Rite Aid stockholders generally, pursuant to individual agreements and Rite Aid’s Supplemental Executive Retirement Plan. These interests are different from your interests as a Rite Aid stockholder.

The issuance of 250 million shares of Rite Aid common stock to the Jean Coutu Group, as proposed, would constitue a “change in control” of Rite Aid for purposes of certain of Rite Aid’s plans and agreements. Pursuant to individual award agreements or employment agreements, unvested stock options held by our non-employee directors and by one executive officer will become fully vested as a result of the transaction.

Also, executive officers of Rite Aid, other than Mary Sammons, our President and Chief Executive Officer, participate in a supplemental executive retirement plan. The issuance of 250 million shares of Rite Aid common stock to the Jean Coutu Group will constitute a “change in control” under the plan and cause accounts under the plan to become fully vested.

If the market price of Rite Aid common stock increases prior to the completion of the acquisition of the Brooks and Eckerd drugstore chains, the market value of Rite Aid common stock to be issued in connection with the acquisition will increase correspondingly and, therefore, we may pay more than we intended for the Brooks and Eckerd drugstore chains.

The number of shares of Rite Aid common stock to be issued to Jean Coutu Group in connection with the acquisition of the Brooks and Eckerd drugstore chains is fixed and will not be adjusted in the event of any increase or decrease in the market price of Rite Aid common stock before the closing of the acquisition. As a result, the market value of the shares to be issued to Jean Coutu Group, as reflected in the market price of Rite Aid common stock, may be substantially higher at the time of the acquisition than the market value at the time we received fairness opinions from Citigroup Global Markets Inc. and Rothschild Inc. and the Rite Aid board of directors approved the acquisition. The market price of Rite Aid common stock may fluctuate due to, among other things, changes in our business, operations or prospects, market assessments of the likelihood of completion of the acquisition, the timing of the completion of the acquisition, general market and economic conditions and other factors.

Conflicts of interest may arise between Rite Aid and Jean Coutu Group, which may be resolved in a manner that adversely affects our business, financial condition or results of operations.

Conflicts of interest may arise between Rite Aid and Jean Coutu Group in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by Jean Coutu Group of its interests in Rite Aid and the exercise by Jean Coutu Group of its influence over the management and affairs of Rite Aid. After the acquisition of the Brooks and Eckerd drugstore chains, a number of the directors on the Rite Aid board of directors will be persons who are also officers or directors of Jean Coutu Group or its subsidiaries. Service as a director or officer of both Rite Aid and Jean Coutu Group or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for Rite Aid and for Jean Coutu Group. Apart from a conflicts of interest policy contained in Rite Aid’s Code of Ethics and Business Conduct and applicable to Rite Aid directors, the parties have not established any formal procedures for Rite Aid and Jean Coutu Group to resolve potential or actual conflicts of interest between them. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect the business, financial condition or results of operations of Rite Aid.

Following the completion of the acquisition of the Brooks and Eckerd drugstore chains, we will be dependent on Jean Coutu Group for certain transitional services pursuant to a transition services agreement. The failure of Jean Coutu Group to perform its obligations under the transition services agreement could adversely affect our business, financial condition or results of operations.

Our ability to effectively monitor and control the operations of the Brooks and Eckerd drugstore chains we are acquiring depends to a large extent on the proper functioning of our information technology and business support systems. Following the completion of the acquisition, we will be initially dependent upon Jean Coutu Group to continue to provide certain information technology, network and support services to Jean Coutu USA for a period of time after the completion of the acquisition to facilitate the transition of the Brooks and Eckerd drugstore chains. The terms of these arrangements will be governed by a transition services agreement to be entered into as of the closing of the acquisition. Rite Aid and Jean Coutu Group are obligated to negotiate in good faith the transition services agreement. If, however, we fail to reach a satisfactory agreement with respect to certain services or Jean Coutu Group falls to perform its obligations under the transition services agreement, we may not be able to perform such services ourselves or obtain such services from third parties at all or on terms favorable to us. In addition, upon termination of the transition services agreement, if we are unable to develop the necessary systems, resources and controls necessary to allow us to provide the services currently being provided by Jean Coutu Group or to obtain such services from third parties, it could adversely affect our business, financial condition or results of operations.

Subject to certain limitations, Jean Coutu Group may sell Rite Aid common stock at any time following the completion of the acquisition of the Brooks and Eckerd drugstore chains, which could cause our stock price to decrease.

The shares of Rite Aid common stock that Jean Coutu Group will receive following the completion of the acquisition of the Brooks and Eckerd drugstore chains are restricted, but Jean Coutu Group may sell these shares following the acquisition under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act or in accordance with Rule 144 under the Securities Act. We have entered into a registration rights agreement with Jean Coutu Group, which will give Jean Coutu Group the right to require us to register all or a portion of its shares at any time after Rite Aid files with SEC its annual report for the fiscal year ending March 3, 2007. The sale of a substantial number of our shares by Jean Coutu Group or our other stockholders within a short period of time could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of Rite Aid common stock or acquire other businesses using Rite Aid common stock as consideration.

You will experience a reduction in percentage ownership and voting power with respect to Rite Aid common stock as a result of the acquisition of the Brooks and Eckerd drugstore chains.

In connection with the acquisition of the Brooks and Eckerd drugstore chains, we will issue to Jean Coutu Group 250 million shares of Rite Aid common stock. Therefore, following the completion of the acquisition, holders of Rite Aid common stock will experience a substantial reduction in their respective percentage ownership interests and effective voting power relative to their respective percentage ownership interests in Rite Aid common stock and effective voting power prior to the acquisition.

If the amendment to our restated certificate of incorporation to increase the number of authorized shares of Rite Aid common stock is approved and the transaction is completed, we will be able to issue more shares of our common stock than currently authorized. As a result, such future issuances of our common stock could have a dilutive effect on the earnings per share and voting power of current stockholders.

If the amendment to our restated certificate of incorporation to increase the number of authorized shares of Rite Aid common stock is approved by stockholders and the transaction is completed, we will be able to issue more shares of our common stock than currently authorized. Current Rite Aid stockholders do not have preemptive rights with respect to our common stock. If the Rite Aid board of directors elects to issue additional shares of common stock in the future, whether in public offerings, in connection with mergers and acquisitions, or otherwise, such additional issuances could dilute the earnings per share and voting power of current stockholders.

If the amendment to our restated certificate of incorporation to increase the number of authorized shares of Rite Aid common stock is approved and the transaction is completed, our ability to issue a greater number of authorized shares could have an anti-takeover affect under some circumstances.

If the amendment to our restated certificate of incorporation to increase the number of authorized shares of Rite Aid common stock is approved by stockholders and the transaction is completed, our ability to issue a greater number of authorized shares could have an anti-takeover effect under some circumstances. For example, in an event to obtain control of Rite Aid, it may be possible for us to seek to impede the takeover attempt by issuing shares of our common stock, which could dilute the voting power of the other outstanding shares and increase the potential cost to acquire control of Rite Aid. Therefore, the increase in the number of authorized shares may render more difficult or discourage an attempt to acquire control of Rite Aid. By potentially discouraging an unsolicited takeover attempt, the increase in the number of authorized shares of our common stock may also limit the opportunity for stockholders to dispose of their shares at a higher price generally available in takeover attempts or that may be available under a merger or acquisition proposal. The increase in the number of authorized shares may also have the effect of permitting Rite Aid management, including the board of directors, to retain its position, and place it in a better position to resist changes that stockholders may wish to make if they are dissatisfied with the conduct of the business.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any unregistered equity securities covered by this report, nor have we repurchased any equity securities during the period covered by this report.

ITEM 3.                Defaults Upon Senior Securities

Not applicable.

ITEM 4.                Submission of Matters to a Vote of Security Holders

On June 21, 2006, we held our 2006 Annual Meeting of Stockholders. At the 2006 Annual Meeting, our stockholders:

1.   Elected three directors to hold office until the 2009 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, by the following votes:

Common and LGP Preferred Stock

Joseph B. Anderson, Jr.	For: 469,443,960	Withheld:	8,649,275
Robert A. Mariano	For: 468,270,729	Withheld:	9,822,505
Marcy Syms	For: 468,002,598	Withheld:	10,090,637

The LGP preferred stockholders votes of 44,572,517 were all for the election of the three directors listed above.

Elected one director to hold office until the 2007 Annual Meeting of Stockholders and until his successor is duly elected and qualified, by the following votes:

Stuart M. Sloan	For: 466,320,375	Withheld:	11,772,860
LPG Preferred stockholders	For: 44,572,517	Withheld:	0

2.   Defeated a stockholder proposal requesting that the Board of Directors of the Company adopt majority vote standard for the election of directors.

Common Shareholders	For: 90,995,274	Against: 126,860,232	Abstain: 2,892,895
LPG Preferred stockholders	For: 0	Against: 44,572,517	Abstain: 0

The following directors continue to hold office until their terms expire in 2007; Mary F. Sammons, George G. Golleher and Phillip G. Satre. The following directors continue to hold office until their terms expire in 2008; Michael A. Friedman, MD and Robert G. Miller. John G. Danhakl and Alfred M. Gleason will continue to hold office until the consummation of the Acquisition or until their terms expire in 2008.

In addition, the holders of the LGP Preferred Stock, voting separately or a class, voted to elect Johnathan D. Sokoloff to hold office until the 2009 Annual Meeting of Stockholders and until his successor is duly elected and qualified.

ITEM 5.                Other Information

Not applicable.

ITEM 6.                Exhibits

(a)          The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Stock Purchase Agreement, dated as of August 23, 2006, between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	5.50% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.8	By-laws, as amended and restated	Exhibit 3.1 to Form 8-K, filed on December 19, 2005
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

Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of November 19, 2001, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 4.75% Convertible Notes due December 1, 2006	Exhibit 4.3 to Form 10-Q, filed on January 15, 0022
4.6	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9 1/2% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.7	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.8	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.9

Indenture, dated as of January 11, 2005, among Rite Aid Corporation, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company’s 7.5% Senior Secured Notes due January 15, 2005

Exhibit 99.2 to Form 8-K, filed on January 13, 2005
10.1	Stockholder Agreement, dated as of August 23, 2006, between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc. and certain individual members of the Coutu Family	Exhibit 10.1 to Form 8-K, filed on August 24, 2006
10.2	Registration Rights Agreement, dated as of August 23, 2006, between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
11	Statement regarding computation of earnings per share. (See Note 4 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 10, 2006	RITE AID CORPORATION
	By:	/s/ ROBERT B. SARI
Robert B. Sari
Executive Vice President and General Counsel
Date: October 10, 2006	By:	/s/ KEVIN TWOMEY
Kevin Twomey
Chief Financial Officer and Executive Vice President