Form 10-Q
period 2006-12-02
RITE AID CORP
filed 2007-01-10
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2006

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

The registrant had 532,882,752 shares of its $1.00 par value common stock outstanding as of January 5, 2006.

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

•       our ability to assume the Jean Coutu Group’s 8.5% Senior Subordinated Notes due 2014; and

•       other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“the SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in Item 1A of this Form 10-Q. Such factors are also discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects” included in our Annual Report on Form 10-K for the fiscal year ended March 4, 2006 (“the Fiscal 2006 10-K”), which we filed with the Securities and Exchange Commission (“SEC”) on April 28, 2006 and in the section entitled “Risk Factors” in our definitive proxy statement describing our proposed acquisition of Jean Coutu USA, which we filed with the SEC on November 30, 2006. These documents are available on the SEC’s website at www.sec.gov.

PART I.   FINANCIAL INFORMATION

ITEM 1.                Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	December 2, 2006	March 4, 2006
ASSETS
Current assets:
Cash and cash equivalents	$148,397	$76,067
Accounts receivable, net	321,821	354,949
Inventories, net	2,468,422	2,341,410
Prepaid expenses and other current assets	113,248	112,386
Total current assets	3,051,888	2,884,812
Property, plant and equipment, net	1,697,347	1,717,022
Goodwill	656,037	656,037
Other intangibles, net	185,312	193,228
Deferred tax assets	1,387,412	1,392,889
Other assets	154,221	144,383
Total assets	$7,132,217	$6,988,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of convertible notes, long-term debt and lease financing obligations	$197,603	$584,196
Accounts payable	923,796	862,192
Accrued salaries, wages and other current liabilities	715,496	696,936
Total current liabilities	1,836,895	2,143,324
Long-term debt, less current maturities	2,784,954	2,298,706
Lease financing obligations, less current maturities	164,653	168,544
Other noncurrent liabilities	720,440	770,876
Total liabilities	5,506,942	5,381,450
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—series E, par value $1 per share, liquidation value $50 per share; 2,500 shares authorized; shares issued 2,500	120,000	120,000
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,277 and 1,212	127,683	121,207
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,255 and 1,200	125,503	120,020
Preferred stock—series I, par value $1 per share, liquidation value $25 per share; 5,200 shares authorized; shares issued 4,820	116,415	116,074
Common stock, par value $1 per share; 1,000,000 authorized; shares issued and outstanding 532,331 and 527,667	532,331	527,667
Additional paid-in capital	3,104,658	3,114,997
Accumulated deficit	(2,477,294)	(2,489,023)
Accumulated other comprehensive loss	(24,021)	(24,021)
Total stockholders’ equity	1,625,275	1,606,921
Total liabilities and stockholders’ equity	$7,132,217	$6,988,371

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	December 2, 2006	November 26, 2005
Revenues	$4,320,208	$4,145,683
Costs and expenses:
Cost of goods sold	3,166,165	3,023,739
Selling, general and administrative expenses	1,079,509	1,060,054
Store closing and impairment charges	5,119	2,652
Interest expense	68,184	66,909
Gain on sale of assets and investments, net	(48)	(1,372)
	4,318,929	4,151,982
Income (loss) before income taxes	1,279	(6,299)
Income tax expense (benefit)	175	(1,079)
Net income (loss)	$1,104	$(5,220)
Computation of loss attributable to common stockholders:
Net income (loss)	$1,104	$(5,220)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(7,897)	(7,254)
Loss attributable to common stockholders—basic and diluted	$(6,819)	$(12,500)
Basic and diluted loss per share	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005
Revenues	$12,945,650	$12,499,642
Costs and expenses:
Cost of goods sold	9,456,572	9,075,083
Selling, general and administrative expenses	3,247,208	3,150,392
Store closing and impairment charges	24,153	26,305
Interest expense	205,703	205,273
Loss on debt modifications and retirements, net	—	9,186
Gain on sale of assets and investments, net	(1,403)	(3,865)
	12,932,233	12,462,374
Income before income taxes	13,417	37,268
Income tax expense	1,688	10,635
Net income	$11,729	$26,633
Computation of loss attributable to common stockholders:
Net income	$11,729	$26,633
Premium to redeem preferred stock	—	(5,883)
Accretion of redeemable preferred stock	(77)	(77)
Cumulative preferred stock dividends	(23,494)	(25,020)
Loss attributable to common stockholders—basic and diluted	$(11,842)	$(4,347)
Basic and diluted loss per share	$(0.02)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005
Operating activities:
Net income	$11,729	$26,633
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	201,228	184,740
Store closing and impairment charges	24,153	26,305
LIFO charges	26,838	22,837
Gain on sale of assets and investments, net	(1,403)	(3,865)
Stock-based compensation expense	15,851	15,219
Loss on debt modifications and retirements, net	—	9,186
Changes in deferred taxes	5,302	13,582
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	40,000	195,000
Accounts receivable	(6,871)	(20,247)
Inventories	(153,850)	(198,405)
Prepaid expenses and other current assets	(686)	(12,578)
Other assets	(7,652)	3,793
Income taxes receivable/payable	(7,279)	1,018
Accounts payable	54,343	111,363
Other liabilities	(18,958)	(37,823)
Net cash provided by operating activities	182,745	336,758
Investing activities:
Expenditures for property, plant and equipment	(224,008)	(191,184)
Intangible assets acquired	(23,813)	(34,599)
Proceeds from sale-leaseback transactions	31,682	72,505
Proceeds from dispositions of assets and investments	7,714	21,096
Net cash used in investing activities	(208,425)	(132,182)
Financing activities:
Net proceeds from revolver	341,000	530,000
Principal payments on bank credit facilities	—	(448,875)
Proceeds from issuance of bank term debt	145,000	—
Proceeds from financing secured by owned property	11,072	5,352
Principal payments on long-term debt	(399,885)	(336,437)
Change in zero balance cash accounts	9,642	5,251
Excess tax deduction on stock options	434	—
Net proceeds from issuance of common stock	4,301	5,490
Net proceeds from issuance of preferred stock	—	116,885
Payments for the redemption of preferred stock	—	(123,533)
Payments for preferred stock dividends	(11,535)	(9,244)
Deferred financing costs paid	(2,019)	(7,156)
Net cash provided by (used in) financing activities	98,010	(262,267)
Increase (decrease) in cash and cash equivalents	72,330	(57,691)
Cash and cash equivalents, beginning of period	76,067	162,821
Cash and cash equivalents, end of period	$148,397	$105,130
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $1,027 and $551, respectively)	$183,455	$174,203
Cash payments of income taxes, net	$1,777	$3,126
Equipment financed under capital leases	$6,888	$8,162
Equipment received for noncash consideration	$3,304	$0
Reduction in lease financing obligation	$10,691	$3,028

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended December 2, 2006 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Fiscal 2006 10-K.

The statement of operations for the thirteen and thirty-nine week periods ended November 26, 2005 has been reclassified to include store facility costs, including rent, facilities depreciation and utility costs as selling, general and administrative expenses and warehousing and outbound freight costs as cost of goods sold. For the thirteen and thirty-nine week periods ended November 26, 2005, the impact of the reclassification was a decrease to cost of goods sold of $104,037 and $311,234, respectively, with a corresponding increase in selling, general and administrative expenses.

The statement of cash flows for the thirty-nine week period ended November 26, 2005 has been reclassified to reflect as separate components of cash provided by operating activities, LIFO charges, changes in deferred taxes, accounts receivable, inventories, prepaid expenses and other current assets, other assets, accounts payable and other liabilities, which were previously aggregated. Accordingly, there was no impact on amounts presented for net cash provided by (used in) operating, investing and financing activities.

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

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” effective March 2, 2003 and had been recognizing expense on a ratable basis related to share-based payments to associates using the fair value method. The Company has adopted the provisions of SFAS 123(R) effective March 5, 2006 using the modified prospective transition method. The adoption of SFAS 123(R) did not have a material impact on its financial position and results of operations.

SFAS No. 123(R) also requires the Company to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This standard is required to be adopted by the Company as of the first fiscal year beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

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

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial position or results of operations.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This SAB provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This interpretation is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

3.                 Planned Acquisition

On August 23, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with The Jean Coutu Group (PJC) Inc. (“Jean Coutu Group”). Under the terms of the Agreement, the Company will acquire (“the Acquisition”) from Jean Coutu Group all of the outstanding capital stock of The Jean Coutu Group (PJC) USA, Inc. (“Jean Coutu USA”), a wholly owned subsidiary of Jean Coutu Group, which is engaged in the business of owning and operating retail pharmacy stores conducting business under the Eckerd and Brooks banners. As consideration for the Acquisition, the Company will issue 250,000 shares of Rite Aid common stock, will pay $1,450,000 in cash, subject to a working capital adjustment, and intends to assume $850,000 of Jean Coutu Group’s 8.5% Senior Subordinated Notes due 2014 (“8.5% Senior Subordinated Notes”) with the cash component increasing to $2,300,000 if the notes are not assumed. The Company intends to finance the Acquisition through a combination of the issuance of new debt and the assumption of $850,000 of Jean Coutu Group’s 8.5% Senior Subordinated Notes. Certain holders of the Jean Coutu Group’s 8.5% Senior Subordinated Notes have claimed that the indenture governing the 8.5% Senior Subordinated Notes does not allow Rite Aid to assume the 8.5% Senior Subordinated Notes and therefore the trustee of the 8.5% Senior Subordinated Notes has indicated to Jean Coutu Group that it is not willing to execute a supplemental indenture evidencing Rite Aid’s assumption of the 8.5% Senior Subordinated Notes. Consequently, Jean Coutu Group recently commenced an action seeking a declaration that the assumption of the 8.5% Senior Subordinated Notes by Rite Aid is permitted under the indenture. The Company believes that Jean Coutu Group’s claim is with merit. The Company anticipates the suit being resolved prior to closing. If it is determined that the Company cannot assume the 8.5% Senior Subordinated Notes, the Company believes it will be able to fund the remaining cash component of the purchase price via the issuance of new debt.

The shares of Rite Aid common stock issuable to Jean Coutu Group in the Acquisition will represent approximately 30.2% of the total Rite Aid voting power after giving effect to the Acquisition. Upon the closing of the Acquisition, the Company will expand its Board of Directors to 14 members, with four of the seats being held by members designated by Jean Coutu Group. In connection with entering into the Stock Purchase Agreement, on August 23, 2006, the Company entered into a Stockholder Agreement (the “Stockholder Agreement”) with Jean Coutu Group and certain Coutu family members that will become effective upon consummation of the Acquisition and will govern, among other matters, Jean Coutu Group’s ownership interest in the Company. The Stockholder Agreement contains provisions relating to board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. The Company and Jean Coutu Group also entered into a Registration Rights Agreement giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock to be

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market purchase rights under the Stockholder Agreement.

The Company and Jean Coutu Group have each made customary representations, warranties and covenants in the Stock Purchase Agreement, including, among others, Jean Coutu Group’s covenant to cause Jean Coutu USA and its subsidiaries to conduct their business in the ordinary course between the execution of the Agreement and the closing of the Acquisition and to refrain from certain types of transactions during that period. Consummation of the Acquisition is subject to customary conditions, including, among others: (i) stockholder approval of the issuance of Rite Aid common stock to Jean Coutu Group, (ii) expiration or termination of the applicable antitrust waiting period, (iii) receipt of NYSE listing approval with respect to the shares of Rite Aid common stock to be issued to Jean Coutu Group, (iv) absence of any law or order prohibiting the consummation of the Acquisition, (v) no threatened or pending litigation seeking to limit Rite Aid’s ownership or operation of Rite Aid’s or Jean Coutu USA’s assets and (vi) subject to certain exceptions, the accuracy of the representations and warranties of the parties. The Company has scheduled a special meeting of its stockholders on January 18, 2007 to obtain approval of the issuance of Rite Aid common stock to Jean Coutu Group. A definitive proxy statement describing the transaction was filed with the SEC on November 30, 2006 and has been mailed to the stockholders. Timing of the consummation of the Acquisition is dependent upon the timing of the above items. The Company expects that this transaction will close shortly after the end of the fourth quarter of fiscal 2007.

4.                 Loss Per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Numerator for loss per share:
Net income (loss)	$1,104	$(5,220)	$11,729	$26,633
Premium to redeem preferred stock	—	—	—	(5,883)
Accretion of redeemable preferred stock	(26)	(26)	(77)	(77)
Cumulative preferred stock dividends	(7,897)	(7,254)	(23,494)	(25,020)
Loss attributable to common stockholders	$(6,819)	$(12,500)	$(11,842)	$(4,347)
Denominator:
Basic and diluted weighted average shares	524,556	525,349	523,465	523,296
Basic and diluted loss per share:	$(0.01)	$(0.02)	$(0.02)	$(0.01)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Stock options	65,511	67,953	65,511	67,953
Convertible preferred stock	99,333	112,704	99,333	112,704
Convertible debt(1)	38,462	38,462	38,462	38,462
	203,306	219,119	203,306	219,119

(1)          Dilutive shares related to the 4.75% convertible notes that were paid at maturity on December 1, 2006.

5.                 Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Impairment charges	$689	$3,517	$12,081	$10,321
Store and equipment lease exit charges (credits)	4,430	(865)	12,072	15,984
	$5,119	$2,652	$24,153	$26,305

Impairment charges

Impairment charges include non-cash charges of $689 and $3,517 for the thirteen week periods ended December 2, 2006 and November 26, 2005, for the impairment of long-lived assets at 11 and 28 stores, respectively. Impairment charges include non-cash charges of $12,081 and $10,321 for the thirty-nine week periods ended December 2, 2006 and November 26, 2005, for the impairment of long-lived assets at 30 and 62 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store.

Store and equipment lease exit charges

During the thirteen week periods ended December 2, 2006 and November 26, 2005, the Company recorded charges for 15 and 5 stores to be closed or relocated under long term leases in each respective period. During the thirty-nine week periods ended December 2, 2006 and November 26, 2005, the Company recorded charges for 33 and 17 stores to be closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The amounts of the closed store charges that relate to new closures, changes in assumptions, and interest accretion are presented in the following table.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Balance—beginning of period	$201,702	$219,952	$208,455	$220,903
Provision for present value of noncancellable lease payments of stores designated to be closed	2,058	841	9,496	11,745
Changes in assumptions about future sublease income, terminations and changes in interest rates	975	(3,897)	(3,205)	(1,989)
Reversals of reserves for stores that management has determined will remain open	(812)	—	(812)	(271)
Interest accretion	2,219	2,193	7,068	6,526
Cash payments, net of sublease income	(8,965)	(9,223)	(23,825)	(27,048)
Balance-end of period	$197,177	$209,866	$197,177	$209,866

The Company’s revenues and income before income taxes for the thirteen and thirty-nine week periods ended December 2, 2006 and November 26, 2005 include results from stores that have been closed as of December 2, 2006. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Revenues	$4,809	$36,045	$34,594	$148,934
Loss from operations	911	2,972	7,459	9,288

Included in these stores’ loss from operations for the thirteen week periods ended December 2, 2006 and November 26, 2005, are depreciation and amortization charges of $45 and $357 and closed store inventory liquidation charges of $866 and $1,812, respectively. Included in these stores’ loss from operations for the thirty-nine week periods ended December 2, 2006 and November 27, 2005, are depreciation and amortization charges of $291 and $1,461 and closed store inventory liquidation charges of

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

$4,538 and $4,543, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

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

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At December 2, 2006 and March 4, 2006, the total outstanding receivables that have been transferred to CPVs were $370,000 and $330,000, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended December 2, 2006 and November 26, 2005 was $345,549 and $313,736, respectively. Total receivable transfers for the thirteen week periods ended December 2, 2006 and November 26, 2005 totaled approximately $1,242,000 and $1,161,000, respectively. Collections made by the Company as part of the servicing agreements on behalf of the CPVs, for the thirteen week periods ended December 2, 2006 and November 26, 2005 totaled approximately $1,197,000 and $1,106,000, respectively. The average amount of outstanding receivables transferred during the thirty-nine week periods ended December 2, 2006 and November 26, 2005 was $333,388 and $226,703, respectively. Total receivable transfers for the thirty-nine week periods ended December 2, 2006 and November 26, 2005 totaled approximately $3,473,000 and $2,572,000, respectively. Collections made by the Company as part of the servicing agreements on behalf of the CPVs, for the thirty-nine week periods ended December 2, 2006 and November 26, 2005 totaled approximately $3,433,000 and $2,377,000, respectively. At December 2, 2006 and March 4, 2006, the Company retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $210,817 and $248,274, respectively, inclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

The Company is subject to an ongoing program fee of LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended December 2, 2006 and November 26, 2005 were $5,637 and $4,004 respectively. Program and liquidity fees for the thirty-nine week periods ended December 2, 2006 and November 26, 2005 were $16,065 and $8,444 respectively. Rite Aid Corporation guarantees certain performance

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2007.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company’s corporate concentration account. At December 2, 2006 and March 4, 2006, the Company had $2,967 and $2,219 of cash respectively that is restricted for the payment of trustee fees.

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

7.                 Sale Leaseback Transactions

During the thirty-nine week period ended December 2, 2006, the Company sold a total of 17 owned properties to independent third parties. Net proceeds from these sales were $42,754. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for 13 of these leases as operating leases. A gain on the sale of these stores of $2,072 was deferred and is being recorded over the minimum term of these leases. The remaining four leases were accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. The Company recorded a capital lease obligation of $11,072 related to these four leases. Losses of $416 were recorded as losses on the sale of assets and investments for the thirty-nine week period ended December 2, 2006. Future scheduled minimum lease payments under these leases for the remainder of fiscal 2007 and the succeeding four fiscal years are as follows: 2007—$909; 2008—$3,639; 2009—$3,639; 2010—$3,639; 2011—$3,639 and $59,772 in 2012 and thereafter.

During the thirty-nine week period ended November 26, 2005, the Company sold the land and buildings on 28 owned properties to independent third parties. Net proceeds from the sale were $77,857. Concurrent with these sales, the Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. The Company is accounting for 27 of these leases as operating leases. A gain of $14,552 was deferred and is being recorded over the minimum lease term. The remaining one lease is accounted for using the financing method, as the lease agreements contain a clause that allows the buyer to force the Company to repurchase the properties under certain conditions. The Company recorded a capital lease obligation of $2,324 related to this lease.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

8.                 Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis at the end of its fiscal year. Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company’s amortizable intangible assets as of December 2, 2006 and March 4, 2006.

	December 2, 2006			March 4, 2006
			Weighted			Weighted
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Favorable leases and other	$306,337	$(202,618)	17 years	$306,665	$(195,669)	18 years
Prescription files	424,056	(342,463)	12 years	408,519	(326,287)	12 years
Total	$730,393	$(545,081)		$715,184	$(521,956)

The remaining weighted average amortization period for the Company’s prescription file assets was 3.25 years as of December 2, 2006. Amortization expense for these intangible assets was $10,214 and $30,028 for the thirteen and thirty-nine week periods ended December 2, 2006. Amortization expense for these intangible assets was $8,361 and $23,350 for the thirteen and thirty-nine week periods ended November 26, 2005. The anticipated annual amortization expense for these intangible assets is 2007—$38,987; 2008—$36,269; 2009—$32,577; 2010—$26,689; and 2011—$18,214.

9.                 Income Taxes

The Company recorded income tax expense of $175 and $1,688 for the thirteen and thirty-nine week periods ended December 2, 2006 and an income tax benefit of $1,079 and income tax expense of $10,635 for the thirteen and thirty-nine week periods ended November 26, 2005.

The provision for income taxes for the thirty-nine week period ended December 2, 2006 was net of a reduction of a liability for state taxes of $7,467.

The provision for income taxes for the thirty-nine week period ended November 26, 2005 was net of the results of the receipt of a federal refund claim of $7,848 which related to the fiscal 2004 conclusion of the Internal Revenue Service examination for fiscal years 1996 through 2000.

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
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The Company had an ownership change for statutory purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. The Company believes that this limitation does not impair the net operating loss carryforwards.

10.          Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at December 2, 2006 and March 4, 2006:

	December 2, 2006	March 4, 2006
Secured Debt:
Senior secured revolving credit facility due September 2010	$875,000	$534,000
Senior secured credit facility term loan due September 2010	145,000	—
12.5% senior secured notes due September 2006 ($142,025 face value less unamortized discount of $1,040)	—	140,985
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $2,334 and $2,834)	357,666	357,166
9.5% senior secured notes due February 2011	300,000	300,000
7.5% senior secured notes due January 2015	200,000	200,000
Other	1,719	1,962
	1,879,385	1,534,113
Lease Financing Obligations	177,539	178,227
Unsecured Debt:
4.75% convertible notes due December 2006 ($250,000 face value less unamortized discount of $1,000)	—	249,000
7.125% notes due January 2007	184,074	184,074
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,561 and $1,741)	148,439	148,259
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	1,090,286	1,339,106
Total debt	3,147,210	3,051,446
Current maturities of convertible notes, long-term debt and lease financing obligations	(197,603)	(584,196)
Long-term debt and lease financing obligations, less current maturities	$2,949,607	$2,467,250

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Credit Facility

In November 2006, the Company entered into an amendment of its senior secured credit facility to permit the closing of the Acquisition. Pursuant to the terms of the senior secured credit facility amendment, the Company established a senior secured term loan facility in the aggregate principal amount of $145,000 and borrowed the full amount thereunder. Proceeds from the borrowings under the new senior secured term loan facility (the “Tranche 1 Term Loans”) were used to pay amounts outstanding under the revolving credit facility, which had been used to repay, at maturity, the outstanding principal and accrued interest payable under the Company’s 12.5% senior secured notes due September 2006.

The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending on the amount of availability under the Company’s revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable in September 2010, or earlier, if there is a shortfall in the Company’s borrowing base under its revolving credit facility.

In addition to the issuance of the Tranche 1 Term Loans, the lenders to the senior secured credit facility agreed to establish, in connection with the Acquisition, an additional senior secured term loan facility in an aggregate principal amount of $1,105,000 (the “Tranche 2 Term Loans”). On the closing date of the Acquisition, the Company expects to draw approximately $680,000 of the Tranche 2 Term Loans and use the proceeds to pay a portion of the consideration for the Acquisition and other Acquisition related costs. The Company expects to draw the remaining $425,000 available under Tranche 2 Term Loans on or after the date that it files its first post-closing consolidated balance sheet with the SEC. These proceeds will be used to repay outstanding borrowings under the revolving credit facility.

In addition to the Tranche 1 Term Loans described above, the senior secured credit facility consists of a $1,750,000 revolving credit facility. Borrowings under the revolving credit facility currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending upon the amount of the revolver availability, as specified in the senior secured credit facility. The Company is required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). The Company has the ability to incur additional unsecured debt of up to $750,000 with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1,800,000. At December 2, 2006, remaining additional permitted secured subordinated debt under the senior secured credit facility was $940,000 in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The amendment of the senior secured credit facility that will occur at the closing of the Acquisition will permit the incurrence of the Tranche 1 and Tranche 2 term loans discussed above without reducing the Company’s ability to incur additional secured or unsecured debt under the senior secured credit facility. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before December 2010, and for the repurchase of debt with a maturity after December 2010, if the Company maintains availability on the revolving credit facility of at least $100,000.

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

The Company’s ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At December 2, 2006, the Company had $875,000 of borrowings outstanding under the revolving credit facility. At December 2, 2006, the Company also had letters of credit outstanding against the revolving credit facility of $117,138, which gave the Company additional borrowing capacity of $757,862.

Other Transactions

On December 1, 2006, the Company paid at maturity the remaining outstanding principal amount of $250,000 of the Company’s 4.75% convertible notes due December 2006. The Company funded this payment with borrowings under its revolving credit facility.

On September 15, 2006, the Company paid at maturity the remaining outstanding principal amount of $142,025 of the Company’s 12.5% senior secured notes due September 2006. The Company funded this

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

payment with borrowings under its Revolving Credit Facilities which were subsequently repaid with borrowings of the Tranche 1 Term Loans.

On July 15, 2005, the Company completed the early redemption of all of its outstanding $150,000 aggregate principal amount of 11.25% notes due July 2008 at their contractually determined early redemption price of 105.625%. The Company funded this redemption with borrowings under its receivable securitization agreements. The Company recorded a loss on debt modification of $9,186 in the thirty-nine week period ended November 26, 2005 related to this transaction.

On April 15, 2005, the Company paid at maturity the remaining outstanding principal amount of $170,500 of the Company’s 7.625% senior notes due April 2005.

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2007 and the succeeding five fiscal years are as follows: 2007—$184,281; 2008—$632; 2009—$150,329; 2010—$117; 2011—$1,677,764 and $956,548 in 2012 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

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

11.          Stock Option and Stock Award Plans

As disclosed in Note 2, effective March 5, 2006, the Company adopted SFAS No. 123 (R), “Share-Based Payment” using the modified prospective transition method. Operating results for the thirteen and thirty-nine week periods ended December 2, 2006 includes $7,245 and $15,851 of compensation costs related to the Company’s stock based compensation arrangements. Operating results for the thirteen and thirty-nine week periods ended November 26, 2005 includes $6,054 and $15,219 of compensation costs related to the Company’s stock based compensation arrangements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
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

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 67,983 as of December 2, 2006.

The Company has issued approximately 10,370 options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein.

Stock Options

The Company determines the fair value of each option issued on the date of grant using the Black-Scholes-Merton option pricing model. The following assumptions were used for options granted in the thirteen and thirty-nine week periods ended December 2, 2006 and November 26, 2005.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Expected stock price volatility	54.5%	57.7%	56.0%	59.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.50%	4.30%	5.00%	4.00%
Expected option life	5.5 years	4.0 years	5.5 years	4.0 years

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The weighted average fair value of each option granted during the thirteen and thirty-nine week periods ended December 2, 2006 was $2.58 and $2.47, respectively. The weighted average fair value of each option granted during the thirteen and thirty-nine week periods ended November 26, 2005 was $1.84 and $1.99, respectively.

Following is a summary of stock option transactions for the thirty-nine week period ended December 2, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 4, 2006	62,718	$4.72
Granted	6,779	4.43
Exercised	(1,459)	2.94
Cancelled	(2,528)	9.61
Outstanding at December 2, 2006	65,510	4.54	5.50	$61,086
Exercisable at December 2, 2006	49,525	4.62	4.52	$53,015

As of December 2, 2006, there was $26,042 of total unrecognized pre-tax compensation costs related to nonvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.67 years.

Cash received from stock option exercises for the thirteen and thirty-nine week periods ended December 2, 2006 was $1,794 and $4,292, respectively. Cash received from stock option exercises for the thirteen and thirty-nine week periods ended November 26, 2005 was $1,382 and $5,490, respectively. The income tax benefits from stock options exercised totaled $427 and $750 for the thirteen and thirty-nine week periods ended December 2, 2006.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Restricted Stock

The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. Additionally, vesting of 647 shares awarded to certain senior executives is conditional upon the Company meeting specified performance targets. Following is a summary of restricted stock activity for the thirty-nine week period ended December 2, 2006.

	Shares	Weighted Average Grant Date Fair Value
Balance, March 4, 2006	5,735	$4.00
Granted	4,994	4.35
Vested	(1,870)	4.02
Cancelled	(737)	4.14
Balance, December 2, 2006	8,122	4.20

Compensation expense related to restricted stock grants is being amortized and recognized over a three year period. At December 2, 2006, there was $23,826 of total unrecognized pre-tax compensation costs related to nonvested restricted stock grants. These costs are expected to be recognized over a weighted average period of 2.06 years.

The total fair value of restricted stock vested during the thirteen week periods ended December 2, 2006 and November 26, 2005 was $3,135 and $3,226, respectively. The total fair value of restricted stock vested during the thirty-nine week periods ended December 2, 2006 and November 26, 2005 was $7,523 and $3,548, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2006 and November 26, 2005
(Dollars and share information in thousands, except per share amounts)
(unaudited)

12.          Retirement Plans

Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended December 2, 2006 and November 26, 2005, for the Company’s defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Service cost	$863	$636	$21	$19	$2,423	$2,010	$63	$57
Interest cost	1,294	975	276	305	3,906	3,327	828	914
Expected return on plan assets	(1,206)	(975)	—	—	(3,144)	(2,053)	—	—
Amortization of unrecognized net transition obligation	—	—	21	21	—	—	63	63
Amortization of unrecognized prior service cost	192	211	—	—	546	457	—	—
Amortization of unrecognized net loss	(2)	182	44	34	1,260	1,408	132	102
Net pension expense	$1,141	$1,029	$362	$379	$4,991	$5,149	$1,086	$1,136

During the thirty-nine week period ended December 2, 2006 the Company made contributions of $10,700 to the Defined Benefit Pension Plan and $1,223 to the Nonqualified Executive Retirement Plans. During the remainder of fiscal 2007 the Company expects to contribute approximately $381 to the Nonqualified Executive Retirement Plans.

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

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen week period ended December 2, 2006 was $1.1 million compared to a loss of $5.2 million for the thirteen week period ended November 26, 2005. The improvement in operating results was due primarily to an increase in revenues and the resulting gross profit and improvement in selling, general and administrative expenses (“SG&A”) as a percent of revenue. These items are described in further detail in the Results of Operations section below.

Net income for the thirty-nine week period ended December 2, 2006 was $11.7 million compared to $26.6 million for the thirty-nine week period ended November 26, 2005. The decrease in operating results was caused by a decrease in gross margin rate and an increase in SG&A expense. These items were partially offset by an increase in revenues and resulting gross profit, the absence of a $9.2 million charge recorded in the thirty-nine week period ended November 26, 2005 related to the early redemption of our 11.25% senior notes due July 2008 and a decrease in income tax expense. These items are described in further detail in the Results of Operations section below.

Planned Acquisition

On August 23, 2006, we entered into a Stock Purchase Agreement (the “Agreement”) with The Jean Coutu Group (PJC) Inc. (“Jean Coutu Group”). Under the terms of the Agreement, we will acquire (the “Acquisition”) from Jean Coutu Group all of the outstanding capital stock of The Jean Coutu Group (PJC) USA, Inc. (“Jean Coutu USA”), a wholly owned subsidiary of Jean Coutu Group, which is engaged in the business of owning and operating retail pharmacy stores conducting business under the Eckerd and Brooks banners. As consideration for the Acquisition, we will issue 250 million shares of Rite Aid common stock, will pay $1.45 billion in cash, subject to a working capital adjustment, and intend to assume $850 million of Jean Coutu Group’s 8.5% Senior Subordinated Notes due 2014 with the cash component increasing to $2.3 billion if the notes are not assumed. We intend to finance the Acquisition through a combination of the issuance of new debt and the assumption of the $850 million of Jean Coutu Group’s 8.5% Senior Subordinated Notes. Certain holders of the Jean Coutu Group’s 8.5% Senior Subordinated Notes have claimed that the indenture governing the 8.5% Senior Subordinated Notes does not allow us to assume them and therefore the trustee of the 8.5% Senior Subordinated Notes has indicated to Jean Coutu Group that it is not willing to execute a supplemental indenture evidencing our assumption of the 8.5% Senior Subordinated Notes. Consequently, Jean Coutu Group has recently commenced an action seeking a declaration that our assumption of the 8.5% Senior Subordinated Notes is permitted under the indenture. We believe that Jean Coutu Group’s claim is with merit. We anticipate the suit being resolved prior to closing. If it is determined that we cannot assume the long-term notes, we believe we will be able to fund the remaining cash component of the purchase price via the issuance of new debt.

The shares of Rite Aid common stock issuable to Jean Coutu Group in the Acquisition will represent approximately 30.2% of our total voting power after giving effect to the Acquisition. Upon the closing of the Acquisition, we will expand our Board of Directors to 14 members, with four of the seats being held by members designated by Jean Coutu Group. In connection with entering into the Stock Purchase Agreement, on August 23, 2006, we entered into a Stockholder Agreement (the “Stockholder Agreement”) with Jean Coutu Group and certain Coutu family members that will become effective upon consummation of the Acquisition and will govern, among other matters, Jean Coutu Group’s ownership interest in Rite Aid. The Stockholder Agreement contains provisions relating to board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We also entered into a Registration Rights Agreement with Jean Coutu Group giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of our common stock to be issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market purchase rights under the Stockholder Agreement.

Rite Aid and Jean Coutu Group have each made customary representations, warranties and covenants in the Stock Purchase Agreement, including, among others, Jean Coutu Group’s covenant to cause Jean Coutu USA and its subsidiaries to conduct their business in the ordinary course between the execution of the Agreement and the closing of the Acquisition and to refrain from certain types of transactions during that period. Consummation of the Acquisition is subject to customary conditions, including, among others: (i) stockholder approval of the issuance of our common stock to Jean Coutu Group, (ii) expiration or termination of the applicable antitrust waiting period, (iii) receipt of NYSE listing approval with respect to the shares of our common stock to be issued to Jean Coutu Group, (iv) absence of any law or order prohibiting the consummation of the Acquisition, (v) no threatened or pending litigation seeking to limit our ownership or operation of Rite Aid’s or Jean Coutu USA’s assets and (vi) subject to certain exceptions, the accuracy of the representations and warranties of the parties. We have scheduled a special meeting of our stockholders on January 18, 2007 to obtain approval of the issuance of our common stock to Jean Coutu Group. A definitive proxy statement describing the transaction was filed with the SEC on November 30, 2006 and has been mailed to our stockholders. Timing of the consummation of the Acquisition is dependent upon the timing of the above items. We expect that this transaction will close shortly after the end of the fourth quarter of fiscal 2007.

Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
	(dollars in thousands)
Revenues	$4,320,208	$4,145,683	$12,945,650	$12,499,642
Revenue growth	4.2%	0.9%	3.6%	0.2%
Same store sales growth(1)	3.4%	1.7%	3.6%	0.6%
Pharmacy sales growth (decline)	5.0%	0.1%	4.4%	(0.8)%
Same store pharmacy sales growth (decline)(1)	4.3%	0.7%	4.5%	(0.5)%
Pharmacy sales as a % of total sales	64.3%	63.8%	64.1%	63.6%
Third party sales as a % of total pharmacy sales	95.5%	94.1%	95.3%	94.0%
Front-end sales growth	2.8%	2.4%	2.2%	1.9%
Same store front-end sales growth(1)	1.9%	3.4%	2.1%	2.6%
Front-end sales as a % of total sales	35.7%	36.2%	35.9%	36.4%
Store data:
Total stores (beginning of period)	3,315	3,345	3,323	3,356
New stores	10	8	21	10
Store acquisitions, net	0	2	2	5
Closed stores	(3)	(22)	(24)	(38)
Total stores (end of period)	3,322	3,333	3,322	3,333
Relocated stores	13	8	34	20
Remodeled stores	4	53	18	161

(1)          Same store sales for the thirteen and thirty-nine week periods ended December 2, 2006 are calculated by comparing the thirteen and thirty-nine weeks periods ended December 2, 2006 with the thirteen and thirty-nine week periods ended December 3, 2005.

Revenues

Revenue growth was 4.2% and 3.6% for the thirteen and thirty-nine week periods ended December 2, 2006, respectively. Pharmacy sales growth was 5.0% and 4.4% in the thirteen and thirty-nine week periods ended December 2, 2006, respectively and front-end sales growth was 2.8% and 2.2% in the thirteen and thirty-nine week periods ended December 2, 2006, respectively.

Pharmacy same store sales increased by 4.3% and 4.5% in the thirteen and thirty-nine week periods ended December 2, 2006, respectively, primarily driven by an increase in price per prescription and by same store prescription growth of 2.3% and 2.1% in the thirteen and thirty-nine week periods ended December 2, 2006, respectively. In addition to favorable demographic trends, our script growth was positively impacted by Medicare Part D and by initiatives such as our focus on customer satisfaction, prescription file buys, our senior loyalty program and the new and relocated store program. Partially offsetting these items was an increase in generic sales and lower reimbursement rates, including the lower reimbursement rates from the new Medicare Part D program.

Front-end same store sales increased by 1.9% and 2.1% in the thirteen and thirty-nine week periods ended December 2, 2006, respectively, primarily as a result of strong performance in core categories, such as over-the-counter and health and beauty and an increase in sales driven by promotional activities. These items were partially offset by a decrease in photo and film sales.

We include in same store sales all stores that have been open at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
	(dollars in thousands)
Cost of goods sold	$3,166,165	$3,023,739	$9,456,572	$9,075,083
Gross profit	1,154,043	1,121,944	3,489,078	3,424,559
Gross margin	26.7%	27.1%	27.0%	27.4%
Selling, general and administrative expenses	1,079,509	1,060,054	3,247,208	3,150,392
Selling, general and administrative expenses as a percentage of revenues	25.0%	25.6%	25.1%	25.2%
Store closing and impairment charges	5,119	2,652	24,153	26,305
Interest expense	68,184	66,909	205,703	205,273
Loss on debt modifications and retirements, net	—	—	—	9,186
Gain on sale of assets and investments, net	(48)	(1,372)	(1,403)	(3,865)

Cost of Goods Sold

Gross margin rate was 26.7% for the thirteen week period ended December 2, 2006 compared to 27.1% for the thirteen week period ended November 26, 2005. Gross margin rate was primarily impacted by a decline in front-end gross margin rate, which was caused by a higher mix of promotional sales, reduction in vendor income due to the expiration of exclusivity contracts and a reduction in photo and film gross profit. Also negatively impacting gross margin rate was an increase in LIFO charges. Pharmacy gross profit increased due to an increase in pharmacy sales, an increase in generic prescriptions and a reduction in pharmacy shrinkage. These positive pharmacy gross profit factors were somewhat offset by a reduction in reimbursement rates, particularly from Medicare Part D prescriptions and pharmacy inventory cost reductions. Pharmacy gross profit contribution to consolidated gross margin rate was flat. Also having a positive impact on gross margin rates was a decline in warehousing costs, driven primarily by good labor control.

Gross margin rate was 27.0% for the thirty-nine week period ended December 2, 2006 compared to 27.4% for the thirty-nine week period ended November 26, 2005. Gross margin rate was primarily impacted by a decline in front-end gross margin rate, which was caused by a higher mix of promotional sales, a reduction in photo and film gross profit and an increase in freight expense, which is driven by increased fuel costs. Gross margin rate was also negatively impacted by a pharmacy gross margin rate decrease. Although pharmacy gross profit was higher due to an increase in pharmacy sales, an increase in generic prescriptions and a reduction in pharmacy shrinkage, these positive factors were offset by a reduction in reimbursement rates, particularly from Medicare Part D prescriptions. Also negatively impacting gross margin rate was an increase in LIFO charges.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $8.9 million and $26.8 million for the thirteen and thirty-nine week periods ended December 2, 2006 versus LIFO charges of $7.6 million and $22.8 million for the thirteen and thirty-nine week periods ended November 26, 2005. At December 2, 2006, inventories were $530.4 million lower than the amounts that would have been reported using the first-in first-out (“FIFO”) method.

Selling, General and Administrative Expenses

SG&A as a percentage of revenues was 25.0% in the thirteen week period ended December 2, 2006 compared to 25.6% in the thirteen week period ended November 26, 2005. SG&A was positively impacted primarily by good labor and benefit expense control. Partially offsetting this was an increase in rent and occupancy expense from new and relocated stores and the sale and leaseback of owned stores and an increase in depreciation and amortization expense resulting from capital expenditures related to prescription file buys and new and relocated stores

SG&A as a percentage of revenues was 25.1% in the thirty-nine week period ended December 2, 2006 compared to 25.2% in the thirty-nine week period ended November 26, 2005. SG&A was positively impacted primarily by good labor and benefit expense control. This was offset primarily by an increase in rent and occupancy expense from new and relocated stores and the sale and leaseback of owned stores, an increase in depreciation and amortization expense resulting from capital expenditures related to prescription file buys and new and relocated stores, and a decrease in income from litigation settlements.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
	(dollars in thousands)
Impairment charges	$689	$3,517	$12,081	$10,321
Store and equipment lease exit charges (credits)	4,430	(865)	12,072	15,984
	$5,119	$2,652	$24,153	$26,305

Impairment Charges:   Impairment charges include non-cash charges of $0.7 million and $3.5 million in the thirteen week periods ended December 2, 2006 and November 26, 2005, respectively, for the impairment of long- lived assets at 11 and 28 stores, respectively. Impairment charges include non-cash charges of $12.1 million and $10.3 million for the thirty-nine week periods ended December 2, 2006 and November 26, 2005, respectively, for the impairment of long-lived assets at 30 and 62 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store.

Store and Equipment Lease Exit Charges:   During the thirteen week periods ended December 2, 2006 and November 26, 2005, we recorded charges for 15 stores and 5 stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended December 2, 2006 and November 26, 2005, we recorded charges for 33 and 17 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $68.2 million and $205.7 million for the thirteen and thirty-nine week periods ended December 2, 2006, compared to $66.9 million and $205.3 million for the thirteen and thirty-nine week periods ended November 26, 2005. The increase in interest expense for the thirteen week period ended December 2, 2006 was due to an increase in interest rates on our revolving credit facility and a slightly higher level of borrowings.

The weighted average interest rates on our indebtedness for the thirty-nine week period ended December 2, 2006 and November 26, 2005 were 7.5% and 7.4%, respectively.

Income Taxes

We recorded income tax expense of $0.2 million and $1.7 million for the thirteen and thirty-nine week periods ended December 2, 2006 and an income tax benefit of $1.1 million and income tax expense of $10.6 million for the thirteen and thirty-nine week periods ended November 26, 2005, respectively. The income tax expense for the thirty-nine week period ended December 2, 2006 was net of a reduction of a liability for state taxes of $7.5 million. The income tax expense for the thirty-nine week period ended November 26, 2005 was net of the results of the receipt of a federal refund claim of $7.8 million which related to the fiscal 2004 conclusion of the Internal Revenue Service examination for the fiscal years 1996 through 2000.

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

Credit Facility

In November 2006, we entered into an amendment of our senior secured credit facility to permit the closing of the Acquisition. Pursuant to the terms of the senior secured facility amendment, we established a senior secured term loan facility in the aggregate principal amount of $145.0 million and borrowed the full amount thereunder. Proceeds from the borrowings under the new senior secured term loan facility (the “Tranche 1 Term Loans”) were used to pay amounts outstanding under the revolving credit facility, which had been used to repay, at maturity, the outstanding principal and accrued interest payable under our 12.5% senior secured notes due September 2006.

The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending on the amount of availability under our revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable in September 2010, or earlier, if there is a shortfall in our borrowing base under the revolving credit facility.

In addition to the issuance of the Tranche 1 Term Loans, the lenders to the senior secured credit facility agreed to establish, in connection with the Acquisition, an additional senior secured term loan facility in an aggregate principal amount of $1.105 billion (the “Tranche 2 Term Loans”). On the closing date of the Acquisition, we expect to draw approximately $680.0 million of the Tranche 2 Term Loans and use the proceeds to pay a portion of the consideration for the Acquisition and other Acquisition related costs. We expect to draw the remaining $425.0 million available under Tranche 2 Term Loans on or after the date that we file our first post-closing consolidated balance sheet with the SEC. These proceeds will be used to repay outstanding borrowings under the revolving credit facility.

In addition to the Tranche 1 term loans described above, our senior credit facility consists of a $1.75 billion revolving credit facility. Borrowings under the revolving credit facility currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending on the amount of revolver availability, as specified in the senior secured credit facility. We are required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

The senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). We have the ability to incur additional unsecured debt of up to $750.0 million with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured subordinated debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1.8 billion. At December 2, 2006, remaining additional permitted secured subordinated debt under the senior secured credit facility was $940.0 million in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The amendment of our senior secured credit facility that will occur at the closing of the Acquisition will permit the issuance of the Tranche 1 and Tranche 2 term loans discussed above without reducing our ability to incur additional secured or unsecured debt under the senior secured credit facility. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010, however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before December 2010, and for the repurchase of debt with a maturity after December 2010, if we maintain availability on the revolving credit facility of at least $100.0 million.

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

Our ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At December 2, 2006, we had $875.0 million of borrowings outstanding under the revolving credit facility. At December 2, 2006, we also had letters of credit outstanding against the revolving credit facility of $117.1 million, which gave us additional borrowing capacity of $757.9 million.

Other Transactions

On December 1, 2006, we paid at maturity the remaining outstanding principal amount of $250.0 million of our 4.75% convertible notes due December 2006. We funded this payment with borrowings under our revolving credit facility.

On September 15, 2006, we paid at maturity the remaining outstanding principal amount of $142.0 million of our 12.5% senior secured notes due September 2006. We funded this payment with borrowings under our Revolving Credit Facilities which were subsequently repaid with borrowings of the Tranche 1 term loans.

On July 15, 2005, we completed the early redemption of all of our outstanding $150.0 million aggregate principal amount of 11.25% notes due July 2008 at their contractually determined early redemption price of 105.625%. We funded this redemption with borrowings under our receivable securitization agreements. We recorded a loss on debt modification of $9.2 million in the thirty-nine week period ended November 26, 2005 related to this transaction.

On April 15, 2005, we paid at maturity the remaining outstanding principal amount of $170.5 million of our 7.625% senior notes due April 2005.

Other

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2007, and the succeeding five fiscal years are as follows: 2007—$184.3 million; 2008—$0.6 million; 2009—$150.3 million; 2010—$0.1 million; 2011—$1.7 billion and $956.5 million in 2012 and thereafter. We are in compliance with restrictions and limitations included in the provisions of our various loan and credit agreements.

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

Sale Leaseback Transactions

During the thirty-nine week period ended December 2, 2006, we sold a total of 17 owned properties to independent third parties. Net proceeds from these sales were $42.8 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 13 of these leases as operating leases. A gain on the sale of these stores of $2.1 million was deferred and is being recorded over the minimum term of these leases. The remaining four leases were accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. We recorded a capital lease obligation of $11.1 million related to these four leases. Losses of $0.4 million were recorded as losses on the sale of assets and investments for the period ended December 2, 2006. Future scheduled minimum lease payments under these leases for the remainder of fiscal 2007 and the succeeding four fiscal years are as follows: 2007—$0.9 million; 2008—$3.6 million; 2009—$3.6 million; 2010—$3.6 million; 2011—$3.6 million and $59.8 million in 2012 and thereafter.

During the thirty-nine week period ended November 26, 2005, we sold a total of 28 owned properties to independent third parties. Proceeds from these sales were approximately $77.9 million. Concurrent with these sales, we entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. We account for 27 of these leases as operating leases. A gain of $14.6 million was deferred and is being recorded over the minimum lease term. We account for the remaining lease as a capital lease, as the lease agreement contains a clause that allows the buyer to force us to repurchase the property under certain conditions. We recorded a capital lease obligation of $2.3 million related to this lease.

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

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At December 2, 2006 and March 4, 2006, the total of outstanding receivables that had been transferred to the CPVs were $370.0 million and $330.0 million, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended December 2, 2006 and November 26, 2005 was $345.5 million and $313.7 million, respectively. Total receivable transfers for the thirteen week periods ended December 2, 2006 and November 26, 2005 totaled approximately $1,242.0 million and $1,161.0 million, respectively. Collections made by us as part of the servicing arrangement on behalf of the CPVs, for the thirteen week periods ended December 2, 2006 and November 26, 2005 totaled approximately $1,197.0 million and $1,106.0 million, respectively. The average amount of outstanding receivables transferred during the thirty-nine week periods ended December 2, 2006 and November 26, 2005 was $333.4 million and $226.7 million, respectively. Total receivable transfers for the thirty-nine week periods ended December 2, 2006 and November 26, 2005 totaled approximately $3,473.0 million and $2,572.0 million, respectively. Collections made by us as part of the servicing agreements on behalf of the CPVs, for the thirty-nine week periods ended December 2, 2006 and November 26, 2005 totaled approximately $3,433.0 million and $2,377.0 million, respectively. At December 2, 2006 and March 4, 2006, we retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $210.8 million and $248.2 million, respectively, inclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

We are subject to an ongoing program fee of LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen and thirty-nine weeks ended December 2, 2006 were $5.6 million and $16.1 million, respectively. Program and liquidity fees for the thirteen and thirty-nine weeks ended November 26, 2005 were $4.0 million and $8.4 million, respectively. We guarantee certain performance obligations of our affiliates under the securitization agreements, which includes continued servicing of such receivables, but do not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2007.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At December 2, 2006 and March 4, 2006, we had $3.0 million and $2.2 million of cash, respectively, that was restricted for the payment of trustee fees.

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

As of December 2, 2006, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above.

Financing for the Planned Acquisition

On the closing date of the acquisition, we intend to: (i) assume the Jean Coutu Group 8.5% Senior Subordinated Notes due 2014, (ii) issue and sell one or more tranches of notes in an aggregate amount of

$870 million, which may be increased by the $850 million aggregate principal amount of Jean Coutu Group 8.5% Senior Subordinated Notes due 2014 if not assumed by us and (iii) borrow approximately $680 million of the $1.105 billion of Tranche 2 Term Loans available to us under our senior secured credit facility. Depending on the timing of the transaction as well as the actual fees and expenses, the Company may also borrow additional amounts under its existing revolving credit facility. Under the terms of the commitment letter, Citicorp has also agreed to provide Rite Aid up to a $1.720 billion senior secured bridge facility if Rite Aid is unable to sell the full amount of notes required by the commitment letter and/or assume all of the Jean Coutu Group’s 8.5% Senior Subordinated Notes due 2014.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $182.7 and $336.8 million of cash in the thirty-nine week periods ended December 2, 2006 and November 26, 2005. Operating cash flow for the thirty-nine week period ended December 2, 2006 was provided by net income of $11.7 million, proceeds of $40.0 million from the sale of certain of our third party receivables and increases in accounts payable, which partially offset increases in inventory. Operating cash flow for the thirty-nine week period ended November 26, 2005 was provided primarily by net income of $26.6 million, proceeds of $195.0 million from the sale of certain of our third party receivables and increases in accounts payable, which were partially offset by increases in inventory.

Cash used in investing activities was $208.4 and $132.2 million for the thirty-nine week period ended December 2, 2006 and November 26, 2005 due to expenditures for property, plant and equipment and intangible assets, offset by proceeds from sale-leaseback transactions and proceeds from asset dispositions.

Cash provided by financing activities was $98.0 million for the thirty-nine week period ended December 2, 2006 due to the impact of borrowings under our revolving credit facility and issuance of our Tranche 1 Term Loans, offset by the payment at maturity of our 12.5% senior secured notes due September 2006 and our 4.75% convertible notes due December 2006 and by preferred stock cash dividend payments. Cash used in financing activities was $262.3 million for the thirty-nine week period ended November 26, 2005 due to the impact of scheduled debt payments, the early redemption of our 11.25% senior note due July 2008,and preferred stock cash dividend payments.

Capital Expenditures

During the thirty-nine week period ended December 2, 2006, we spent $247.8 million on capital expenditures, consisting of $134.7 million related to new store construction, store relocation and store remodel projects, $89.8 million related to technology enhancements, improvements to distribution centers and other corporate requirements and $23.8 million related to the purchase of prescription files from independent pharmacists. We plan to make total capital expenditures of approximately $450.0 to $500.0 million during fiscal 2007, consisting of approximately 65% related to new store construction, store relocation, store remodel and store improvement projects, 25% related to technology enhancements, improvements to distribution centers and other corporate requirements and approximately 10% related to the purchase of prescription files from independent pharmacies. These projected capital expenditures included expenditures for systems technology and distribution center enhancements at the stores and facilities to be acquired from Jean Coutu, USA. We expect that these capital expenditures will be financed primarily with cash flow from operations and proceeds from sale-leaseback transactions.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This standard is required to be adopted by us as of the first fiscal year beginning after December 15, 2006. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

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

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. We have determined that the adoption of SFAS 158 will not have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This SAB provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This interpretation is effective for the first fiscal year ending after November 15, 2006. We do not expect the adoption of this interpretation to have a material impact on our financial position or results of operations.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of December 2, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value at December 2, 2006
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$184,281	$632	$150,329	$117	$657,764	$956,548	$1,949,671	$1,689,868
Average Interest Rate	7.13%	8.00%	6.13%	8.00%	8.78%	7.64%	7.86%
Variable Rate	$—	$—	$—	$—	$1,020,000	$—	$1,020,000	$1,020,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	6.82%	0.00%	6.82%

As of December 2, 2006, 34.3% of our total debt is exposed to fluctuations in variable interest rates.

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

PART II.   OTHER INFORMATION

ITEM 1.                Legal Proceedings

Not applicable

ITEM 1A.        Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed below and in “Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K” for the year ended March 4, 2006, which could materially affect our business, financial condition or future results. Furthermore, on November 30, 2006, the Company filed with the Securities and Exchange Commission a definitive proxy statement in connection with the proposed transaction with the Jean Coutu Group discussed in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The proxy statement has been mailed to our stockholders. You should read the proxy statement because it contains important information and risks to consider in connection with the proposed transaction including the risks set forth below:

Although we expect that the acquisition of the Brooks and Eckerd drugstore chains will result in benefits to Rite Aid, we may not realize those benefits because of integration difficulties.

Integrating the operations of the Brooks and Eckerd drugstore chains successfully or otherwise realizing any of the anticipated benefits of the acquisition of the Brooks and Eckerd drugstore chains, including anticipated cost savings and additional revenue opportunities, involve a number of potential challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of Rite Aid common stock may decline as a result.

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

Moreover, the Brooks and Eckerd chains are not fully integrated with one another and in many instances operate using different systems. As a result, following the acquisition, we will be undertaking to integrate not one but two drugstore chains into our operations. Complications in integrating these two drugstore chains could increase our integration costs and make it more difficult to achieve a successful integration following the acquisition.

We may not successfully integrate the operations of the Brooks and Eckerd drugstore chains in a timely manner and we may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the acquisition of the Brooks and Eckerd drugstore chains to the extent, or in the timeframe, anticipated. In addition to the integration risks discussed above, our ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations.

The market price of Rite Aid common stock may decline as a result of the acquisition of the Brooks and Eckerd drugstore chains if the integration-related costs are greater than expected.

We expect to spend approximately $450 million of integration-related capital expenditures in the first 12 months after completion of the transaction and to incur $87 million of integration-related non-recurring expenses during that 12-month period. If the integration-related expenses and capital expenditure requirements are greater than anticipated, the market price of Rite Aid common stock may decline.

The anticipated per share  dilution and accretion and net reductions in costs and expenses from the acquisition of the Brooks and Eckerd drugstore chains are based on projections, which are uncertain.

The anticipated dilution of $0.03 to $0.07 per diluted share and net reductions in costs and expenses of approximately $35 million during the first 12 months following the closing are based on projections that are uncertain. The anticipated accretion of $0.09 to $0.15 per diluted share and net reduction in costs and expenses of approximately $150 million between 12 and 24 months following the closing are also based on projections that are uncertain. These projections are based on assumptions and on preliminary information, which may prove to be inaccurate. There can be no assurance that we will realize the dilution or accretion per diluted share or the net reductions in costs and expenses from the acquisition to the extent, or in the time frame, anticipated. The market price of Rite Aid common stock may decline if the estimates are not realized or we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated.

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

We intend to borrow or assume an aggregate of approximately $2.4 billion in connection with our financing for the acquisition of the Brooks and Eckerd drugstore chains. It is a condition to the completion of the acquisition that we shall have received the proceeds of the financing in an amount sufficient to consummate the acquisition. Although we currently expect that such financing will be available on commercially reasonable terms, there can be no assurance of this. If Rite Aid is unable to consummate a permanent debt financing, Rite Aid may enter into a bridge facility of up to $870 million ($1.720 billion if we do not assume the $850 million of Jean Coutu Group 8.5% Senior Subordinated Notes) that is likely to be on terms substantially more restrictive and is likely to be more costly than the terms of the contemplated financing. In addition, in connection with the acquisition, we intend to assume $850 million of Jean Coutu Group’s 8.5% Senior Subordinated Notes. The indenture governing the Jean Coutu Group 8.5% Senior Subordinated Notes sets forth conditions that must be satisfied in connection with our assumption of the 8.5% Senior Subordinated Notes, including satisfaction of a minimum consolidated fixed charge coverage ratio as defined in the indenture. Whether the consolidated fixed charge ratio will be met will not be known until the time of the closing is set and the ratio can be calculated. In addition, certain holders of the Jean Coutu Group’s 8.5% Senior Subordinated Notes have claimed that the indenture governing the 8.5% Senior Subordinated Notes does not allow us to assume the 8.5% Senior Subordinated Notes and therefore the trustee of the 8.5% Senior Subordinated Notes has indicated to Jean Coutu Group that it is not willing to execute a supplemental indenture evidencing our assumption of the 8.5% Senior Subordinated Notes. Jean Coutu Group has commenced an action seeking a declaration that assumption of the 8.5% Senior Subordinated Notes by us is permitted under the indenture. We believe that Jean Coutu Group’s position has merit but final resolution in their favor is uncertain. If we do not assume the $850 million of Jean Coutu Group 8.5% Senior Subordinated Notes, we will need to raise additional funds, which could further exacerbate the risks described in the next paragraph.

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

The issuance of 250 million shares of Rite Aid common stock to the Jean Coutu Group, as proposed, would constitute a “change in control” of Rite Aid for purposes of certain of Rite Aid’s plans and agreements. Pursuant to individual award agreements or employment agreements, unvested stock options held by our non-employee directors and by one executive officer will become fully vested as a result of the transaction. As of October 31, 2006, our non-employee directors held unvested stock options to purchase an aggregate of 1,049,995 shares of Rite Aid common stock at a weighted average exercise price of $4.15 per share. As of October 31, 2006, the one executive officer held unvested stock options to purchase 43,750 shares at an exercise price of $2.58 per share.

Also, executive officers of Rite Aid, other than Mary Sammons, our President and Chief Executive Officer, participate in a supplemental executive retirement plan. The issuance of 250 million shares of Rite Aid common stock to the Jean Coutu Group will constitute a “change in control” under the plan and cause accounts under the plan to become fully vested. As of October 31, 2006, the aggregate unvested account balance under the plan for the six executive officers who participate in the plan was $1,455,243.

If the market price of Rite Aid common stock increases prior to the completion of the acquisition of the Brooks and Eckerd drugstore chains, the market value of Rite Aid common stock to be issued in connection with the acquisition will increase correspondingly and, therefore, we may pay more than we intended for the Brooks and Eckerd drugstore chains.

The number of shares of Rite Aid common stock to be issued to Jean Coutu Group in connection with the acquisition of the Brooks and Eckerd drugstore chains is fixed and will not be adjusted in the event of any increase or decrease in the market price of Rite Aid common stock before the closing of the acquisition. As a result, the market value of the shares to be issued to Jean Coutu Group, as reflected in the market price of Rite Aid common stock, may be substantially higher at the time of the acquisition than the market value at the time we received fairness opinions from Citigroup Global Markets Inc. and Rothschild Inc. and the Rite Aid board of directors approved the acquisition. The market price of Rite Aid common stock may fluctuate due to, among other things, changes in our business, operations or prospects, market assessments of the likelihood of completion of the acquisition, the timing of the completion of the acquisition, general market and economic conditions and other factors. As of August 23, 2006, the date prior to the public announcement of the proposed acquisition of Jean Coutu USA, the market price of Rite Aid common stock was $4.68 per share and the prior one-month average closing price was $4.41 per share.

Conflicts of interest may arise between Rite Aid and Jean Coutu Group, which may be resolved in a manner that adversely affects our business, financial condition or results of operations.

After Rite Aid’s acquisition of the Brooks and Eckerd drugstore chains, Jean Coutu Group will continue its Canadian operations but will no longer have any operations in the United States; Rite Aid currently has no operations in Canada. Despite the lack of geographic overlap after the transaction, conflicts of interest may arise between Rite Aid and Jean Coutu Group in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by Jean Coutu Group of its interests in Rite Aid and the exercise by Jean Coutu Group of its influence over the management and affairs of Rite Aid.

After the acquisition of the Brooks and Eckerd drugstore chains, a number of the directors on the Rite Aid board of directors will be persons who are also officers or directors of Jean Coutu Group or its subsidiaries. Service as a director or officer of both Rite Aid and Jean Coutu Group or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for Rite Aid and for Jean Coutu Group. Apart from the conflicts of interest policy contained in Rite Aid’s Code of Ethics and Business Conduct and applicable to Rite Aid directors, the parties have not established any formal procedures for Rite Aid and Jean Coutu Group to resolve potential or actual conflicts of interest between them. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect the business, financial condition or results of operations of Rite Aid.

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

ITEM 4.                Submission of Matters to a Vote of Security Holders

As noted elsewhere in the document, we have scheduled a special meeting of our stockholders on January 18, 2007 to obtain the approval of the issuance of our common stock to Jean Coutu Group, and we have filed a definitive proxy statement with the SEC describing the transaction.

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

Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of February 12, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9 1/2% Senior Secured Notes due 2011	Exhibit 4.1 to Form 8-K, filed on March 5, 2003
4.6	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.7	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.8

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

Date: January 10, 2007	RITE AID CORPORATION
	By:	/s/ ROBERT B. SARI
Robert B. Sari
Executive Vice President and General Counsel
Date: January 10, 2007	By:	/s/ KEVIN TWOMEY
Kevin Twomey
Chief Financial Officer and Executive Vice President