Form 10-K
period 2007-03-03
RITE AID CORP
filed 2007-04-30
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 3, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                 To

Commission File Number 1-5742

RITE AID CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-1614034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
30 Hunter Lane, Camp Hill, Pennsylvania	17011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 761-2633

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $1.00 par value	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 1, 2006 was approximately $2,293,456,926. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

As of April 20, 2007 the registrant had outstanding 538,408,486 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on June 27, 2007 are incorporated by reference into Part III.

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

•       our ability to consummate the pending acquisition of Jean Coutu, USA and realize the benefits of the pending acquisition; and

•       other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (“the SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Such factors are discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects” included in this annual report on Form 10-K.

PART I

Item 1.                        Business

Overview

We are the third largest retail drugstore chain in the United States based on revenues and number of stores. We operate our drugstores in 27 states across the country and in the District of Columbia. As of March 3, 2007, we operated 3,333 stores.

In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call “front-end” products. In fiscal 2007, prescription drug sales accounted for 63.7% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, the federally funded prescription drug benefit program (“Medicare Part D”), the discovery of new and better drug therapies and our on-going program of purchasing prescription files from independent pharmacies. We offer approximately 26,000 front-end products, which accounted for the remaining 36.3% of our total sales in fiscal 2007. Front end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We attempt to distinguish our stores from other national chain drugstores, in part, through our private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer approximately 3,000 products under the Rite Aid private brand, which contributed approximately 12.6% of our front-end sales in the categories where private brand products were offered in fiscal 2007.

The overall average size of each store in our chain is approximately 12,800 square feet. The average size of our stores is larger in the western United States. As of March 3, 2007, approximately 56% of our stores are freestanding; approximately 43% of our stores include a drive-thru pharmacy; approximately 67% include one-hour photo shops; and approximately 38% include a GNC store-within-Rite Aid-store.

Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of “RAD”. We were incorporated in 1968 and are a Delaware corporation.

Acquisition of Jean Coutu, USA

On August 23, 2006, we entered into a Stock Purchase Agreement (the “Agreement”) with the Jean Coutu Group (PJC), Inc. (“Jean Coutu Group”) to acquire all of the membership interests of JCG (PJC) USA, LLC (“Jean Coutu USA”), a wholly-owned subsidiary of Jean Coutu Group and the holding company for the Brooks and Eckerd drugstore chains.  As consideration for the pending acquisition of Jean Coutu USA, we will issue 250 million shares of our common stock to Jean Coutu Group in accordance with the terms of the stock purchase agreement and pay Jean Coutu Group $2.3 billion in cash (subject to a working capital adjustment) which will be funded by the issuance of new debt. We had previously considered assuming 8.5% senior secured notes due 2014 held by Jean Coutu Group as a component of the consideration for the acquisition. Jean Coutu Group has initiated a tender offer for these notes and therefore we will not assume them. This has increased the amount of consideration that we intend to fund by the issuance of new debt from $1.45 billion to $2.3 billion.

Following the completion of the pending acquisition, Jean Coutu Group will be our largest shareholder, owning approximately 32.0% of our common stock, which will represent approximately 30.2% of the voting power of our voting securities then outstanding. Upon the completion of the pending acquisition, we will expand our Board of Directors to 14 members, with four of the seats being held by members designated by Jean Coutu Group. In connection with entering into the stock purchase agreement, on August 23, 2006, we entered into a stockholder agreement with Jean Coutu Group and certain Coutu family members that will become effective upon consummation of the acquisition and will govern, among other matters, Jean Coutu Group’s ownership interest in Rite Aid. The stockholder agreement contains provisions relating to board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We also entered into a registration rights agreement with Jean Coutu Group giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of our common stock to be issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market purchase rights under the stockholder agreement.

Jean Coutu, USA, as of March 3, 2007, employed approximately 46,000 people and, operated six distribution centers and 1,856 stores located in 18 states of the Northeastern, mid-Atlantic and Southeastern United States. The overall average size of each store is approximately 11,000 square feet. Approximately 1,720 of the stores are leased.

We believe that our pending acquisition of Jean Coutu USA provides several strategic benefits, including the following:

•       a significant increase in the footprint and operating scale of our business, with increased presence in key strategic markets;

•       the creation of the leading drugstore retailer in the Eastern United States, which we believe will allow us to achieve the scale necessary to remain competitive with our major competitors;

•       long-term value creation through net reductions in costs and expenses, achievement of meaningful synergies, including additional operational efficiencies, greater economies of scale and revenue enhancements resulting in higher operating cash flow and a decrease in our leverage ratio;

•       better positioning to capture additional growth in a sector where growth is projected over the next 5 years and;

•       an opportunity to apply our scaleable infrastructure, including our programs, best practices and management capabilities, across a larger store network, which we believe will improve profitability through cost savings and sales growth.

Industry Trends

We believe pharmacy sales in the United States will grow between 5% and 8% each year over the next four years based upon studies published by a pharmaceutical market intelligence firm. This anticipated growth is expected to be driven by greater drug utilization, an aging population caused by the “baby boom’’ generation entering their sixties, the increasing life expectancy of the American population, the Medicare Part D drug benefit program, the introduction of new drugs and the rate of inflation.

Generic prescription drugs help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals is expected to continue to increase for several years. Further, we believe a significant number of new generics are expected to be introduced in the next couple of years. The gross profit from a generic drug prescription in the retail drugstore industry is greater than the gross profit from a brand drug prescription.

The retail drugstore industry is highly competitive and has been experiencing consolidation. We believe that the continued consolidation of the drugstore industry, continued new store openings, increased mail order, increased competition from internet based providers, drug importation and mergers of retail drugstores and pharmaceutical services companies will further increase competitive pressures in the industry. In addition, sales of potential generic pharmaceuticals continue to grow as a percentage of total prescription drug sales, which has a dampening effect on sales growth. The growth rate of prescription drug sales has also been impacted by slower introductions of successful new prescription drugs and safety concerns sometimes resulting in the recall of some drugs.

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

Strategy

Our strategy is to continue to focus on improving the productivity of our existing stores and developing new and relocated stores in our strongest existing markets as well as integrating the stores we acquire from Jean Coutu Group under the Rite Aid banner. We believe that improving the sales of existing stores and growing our existing markets is critical to improving our profitability and cash flow. We believe the consummation of the pending acquisition will broaden and accelerate the implementation of our strategy.

The following paragraphs describe in more detail the components of our strategy:

Integrate Brooks and Eckerd Stores Under Rite Aid Banner and Develop Stores in Existing Markets.   We intend to convert all Brooks and Eckerd stores to the Rite Aid systems and banner within 16 months following the completion of the pending acquisition. We have assigned senior managers focused exclusively on and fully dedicated to ensuring the successful integration of the Brooks and Eckerd stores, with oversight by our senior executives including our Chief Executive Officer and Chief Operating Officer. Initially, as part of the integration and conversion process, the banners and signs of the Brooks and Eckerd stores will be changed to Rite Aid and all Brooks and Eckerd store systems will be converted to the Rite Aid store systems, including our pharmacy management and dispensing system, Nexgen. Following the store system conversion, the stores will be re-set, re-merchandised and upgraded to the Rite Aid décor package. To ensure successful integration and conversion with minimal disruption to our customers, we intend to launch and complete a pilot store conversion program to test our integration and conversion process over a 4 month period, and then convert all the remaining Brooks and Eckerd stores gradually over a 12 month period. We also expect to continue our new and relocated store and store remodeling program and intend to incorporate the Brooks and Eckerd stores into the program. We expect that some of the Brooks and Eckerd stores will also be remodeled within the first 12 months following the completion of the pending acquisition. We expect that almost all Brooks and Eckerd stores will be remodeled over the next several years. As part of the new and relocated store and store remodeling program, some of the Brooks or Eckerd and Rite Aid stores that are in close proximity to one another may be combined to improve overall productivity.

Our new and relocated store program is focused on our strongest existing markets. Our goal currently and after the pending acquisition, is to open or relocate approximately 800 to 1,000 stores over the next five years, of which we expect that at least 50% will be relocated stores. As part of this program, we also plan to continue remodeling stores. An integral part of the program is a new prototype store. Approximately 150 new or relocated stores have been constructed and opened utilizing the new prototype. We expect that almost all of the planned new and relocated stores will be the new prototype store. We believe that this program, over the longer term, along with the execution of our near term strategy of improving store productivity, will increase our sales and customer satisfaction.

Grow our Pharmacy Sales and Attract More Customers.   We believe that customer service and convenience are key factors to growing pharmacy sales. To improve customer service, we are focused on our “With Us, It’s Personal” program that is aimed at delivering more personalized service along with timely delivery to our customers. To help our pharmacists do this, we developed and implemented a new pharmacy management and dispensing system and expect to implement this system in the Brooks and Eckerd stores that we acquire in the pending acquisition. This system, which we call “Nexgen,” provides our pharmacists with better tools and information to meet our customers’ needs. In addition, Nexgen provides management with important information about the performance of each pharmacy in critical operating areas that drive customer service. We provide our customers with an easy and convenient way to order refills over the telephone or the internet using our automatic refill program. To provide better value to our customers we recommend, when appropriate, the utilization of generic drugs. Generic drugs, which often cost our customers significantly less than a branded drug, are also more profitable for us. Our generic penetration continues to increase every year, and we are setting our goals even higher in future years to take advantage of the substantial number of new generics expected to come to market.

The Medicare Part D program provides prescription drug coverage to senior citizens, including those who previously were not covered by any drug benefit program. We communicate information on the Medicare Part D program to senior citizens. We also offer senior citizens newsletters and prescription discounts through our Living More program, a customer loyalty program. We have also expanded our home health category to target senior citizens with products like wheelchairs, canes, electric scooters and products that enhance bath safety. We believe that programs like these will help us to grow prescription sales in this important market.

To help grow sales and script count, we acquire pharmacy files from other drug stores and have initiatives designed to attract and retain those customers. Other initiatives that we expect to grow our pharmacy sales include the opening of in-store health clinics such as those in the Los Angeles, California and Sacramento, California areas, and the continuing pilot of a medication therapy management program, a fee for service arrangement, in conjunction with physicians and the University of Pittsburgh. We believe these initiatives have been effective at growing sales in their target markets and have scalable, replicable potential for future expansion.

We also have the capability to provide pharmacy benefit management ("PBM") services to employers, health plans and insurance companies. We intend to offer, through our PBM capabilities, a 90 day at retail alternative to mail order. We believe that providing PBM services will create opportunities to direct customers to our stores.

Grow Front-End Sales.   We intend to grow front-end sales through continued emphasis on core drugstore categories, a commitment to health and wellness products to enhance our pharmacy position, a focus on seasonal and cross-merchandising, offering a wider selection of products and services to our customers and effective promotions in our weekly advertising circulars. Our focus for expanding our products and services includes several fully integrated health condition marketing programs, e.g., diabetes, allergy, vitamins, heart health, skincare and pain management, a continued strengthening of our collaborative relationship with our suppliers, an emphasis on our Rite Aid private brand products, which provide better value for our customers and higher margins for us, offering ethnic products targeted to selected markets, expansion of the number of GNC store-within-Rite Aid-store, and utilizing digital technology in our one-hour photo development. We believe that the new store and relocation program described earlier will also contribute to an increase in our front-end sales.

The average front-end sales per store for the Rite Aid stores are approximately 35% more than the average front-end sales per store for the Brooks and Eckerd stores located in the same markets, even though the average square footage of such Rite Aid stores is slightly less than the average square footage of such Brooks and Eckerd stores. Our goal is to increase the average Brooks and Eckerd front-end sales per store to the level of the average Rite-Aid front-end sales per store. We believe that following the consummation of the pending acquisition, the implementation of the Rite Aid “best practices” described in the previous paragraph will increase the average Brooks and Eckerd front-end sales per store to a level similar to the average Rite Aid front-end sales per store.

Focus on Customers and Associates.   Our “With Us, It’s Personal” commitment encourages associates to provide customers with a superior customer service experience. We obtain feedback on our customer service performance by utilizing an automated survey system that collects store specific information from customers shortly after the point of sale and from independent third party customer surveys. We also have programs in place that are designed to enhance customer satisfaction, an example of which is the maintenance of a customer support center that centrally receives and processes all customer calls. We continue to develop and implement associate training programs such as our “Take 10” program to improve customer satisfaction and educate our associates about the products we offer. We have implemented programs that create compensatory and other incentives for associates to provide customers with excellent service. We believe that these steps further enable and motivate our associates to deliver superior customer service.

Expense Control and Cost Savings Through Synergies.   In our existing stores, and in the combined company upon completion of the pending acquisition, our goal is to either reduce costs, lower expense or contain expense in order to leverage the pharmacy and front end sales growth strategies described earlier, which will allow for more investment in the strategies important for our future. We budget and monitor all areas of expense and have also targeted areas of spending for continuous improvement. Our targeted expense areas are subject to analysis of the processes involved, with an emphasis on collaboration between areas in the company and vendors, utilization of competition between vendors and consolidation of spending volumes to achieve economies of scale. Examples of expense areas that are targeted for continuous improvement include: (i) inventory returns, (ii) utility expense and (iii) temporary labor. We have begun to implement strategies to reduce the volume of merchandise returns and thereby reduce the labor expense and inventory valuation losses related to returns. We also have taken steps to better control utility expense by focusing on improving the energy management practices, replacing certain equipment to lower consumption and accessing alternative energy sources for a lower cost. We have begun the process of consolidating the various temporary labor arrangements throughout our business to achieve economies of scale.

In addition to the focus and activities described in the previous paragraph, following consummation of the pending acquisition which we expect to happen at the end of our first quarter of fiscal 2008, we estimate that net reductions in costs and expenses of approximately $155 million (which is net of assumed loss of store level EBITDA due to store disposals as mandated by regulatory authorities and additional labor and benefit expense), will be realized in the area of merchandise purchasing, advertising, distribution and administration. Beginning in fiscal 2009, we estimate that annual net reductions in costs and expenses of approximately $225 million (which is net of an assumed loss of $15 million of store-level EBITDA and $50 million of additional labor and benefit expense) will be realized. The general categories of anticipated cost and expense reduction opportunities are cost of product, corporate administrative expenses, advertising expenses and other expense reduction opportunities. We estimate cost of product reductions of approximately $155 million, primarily from purchasing certain products for all stores at lower costs and increases in vendor support. We also estimate corporate administrative expense reductions of approximately $55 million, related to the consolidation of the Brooks and Eckerd headquarter functions into the Rite Aid headquarter functions. We estimate advertising expense reductions of approximately $45 million, from eliminating advertising expense that is duplicated in common markets. We also expect other expense reduction opportunities of approximately $35 million in areas such as energy management, physical inventory processes and supply procurement processes. We also expect other benefits and synergies to result from additional operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, the timing and size of these other benefits and synergies cannot be currently determined. We can provide no assurance that the anticipated benefits and synergies from the pending acquisition described herein will be realized upon consummation of the pending acquisition.

Products and Services

Sales of prescription drugs represented approximately 63.7%, 63.2%, and 63.6% of our total sales fiscal years 2007, 2006 and 2005, respectively. In fiscal years 2007, 2006 and 2005, prescription drug sales were $11.1 billion, $10.9 billion, and $10.7 billion, respectively. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

We sell approximately 26,000 different types of non-prescription, or front-end products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2007, although certain front-end product classes contributed in excess of 10% to our sales. Our principal classes of products in fiscal 2007 were the following:

Product Class	Percentage of Sales
Prescription drugs	63.7%
Over-the-counter medications and personal care	21.5%
Health and beauty aids	4.7%
General merchandise and other	10.1%

We offer approximately 3,000 products under the Rite Aid private brand, which contributed approximately  12.6% of our front-end sales in the categories where private brand products were offered in fiscal 2007. During fiscal 2007, we added approximately 244 products under our private brand. We intend to continue to increase the number of private brand products.

We have a strategic alliance with GNC under which we have opened 1,270 GNC “stores-within-Rite Aid-stores.”  We have incorporated the GNC store-within-Rite Aid store into our new and relocated stores and intend to incorporate the GNC store-within-RiteAid-store concept into the Brooks Eckerd stores that we acquire where appropriate.

Technology

All of our stores are integrated into a common information system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, reduces chances of adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. This system can be expanded to accommodate new stores. We expect to integrate all of the Brooks Eckerd stores that we acquire into our information system following the consummation of the pending acquisition. Our customers may also order prescription refills over the Internet through www.riteaid.com powered by drugstore.com, or over the phone through our telephonic rapid automated refill systems, which we also expect to be made available at all of the Brooks and Eckerd stores that we acquire. As of March 3, 2007 we had installed ScriptPro automated pharmacy dispensing units, which are linked to our pharmacists’ computers and fill and label prescription drug orders, in 966 stores, and we expect to extend this technology to the Brooks and Eckerd stores where appropriate. The efficiency of ScriptPro units allows our pharmacists to spend an increased amount of time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which together are the basis for our automated inventory replenishment process.

In fiscal 2005, we completed the roll-out of our next generation pharmacy dispensing system, and expanded e-prescribing services to all of our stores. We expect to integrate all of the Brooks and Eckerd stores that we acquire into our next generation pharmacy dispensing system and to extend e-prescribing services to all of the Brooks and Eckerd stores that we acquire. We believe our next generation pharmacy system has enhanced management of customers’ prescription orders, assignment of responsibilities within the pharmacy, quality control and measurement and monitoring of each of our pharmacies’ key performance indicators, which include timeliness, completeness, and backlog. Our next generation pharmacy system was designed with optimal ease of use in mind so as to further enable our pharmacists to work directly with customers and doctors.

Suppliers

We purchase almost all of our generic (non-brand name) pharmaceuticals directly from manufacturers. During fiscal 2007, we purchased brand pharmaceuticals and some generic pharmaceuticals, which amounted to approximately 94% of the dollar volume of our prescription drugs, from a single wholesaler, McKesson Corp (“McKesson”), under a contract, which runs through March 2009. We expect to continue to purchase a significant volume of our prescription drugs from McKesson subsequent to the pending acquisition. Under the contract, with limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling brand drug prescriptions until we executed a replacement strategy, which could negatively affect our business.

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

Customers and Third Party Payors

During fiscal 2007, our stores served an average of 1.7 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

In fiscal 2007, 95.4% of our pharmacy sales were to customers covered by health plan contracts which typically contract with third parties payors (such as insurance companies, prescription benefit management companies, governmental agencies, private employers, health maintenance organizations or other managed care providers) that agree to pay for all or a portion of a customer’s eligible prescription purchases and negotiate with us for reduced prescription rates. During fiscal 2007, the top five third party payors accounted for approximately 31.2% of our total sales, the largest of which represented 9.4% of our total sales. During fiscal 2007, Medicaid related sales were approximately 6.8% of our total sales, of which the largest single Medicaid payor was less than 2% of our total sales.

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

Marketing and Advertising

In fiscal 2007, marketing and advertising expense was $295.2 million, which was spent primarily on weekly circular advertising. We have implemented various programs that are designed to support our health and wellness vision and improve our image with customers by delivering upon our “With Us, It’s Personal” brand promise. These include health condition marketing platforms focused on specific health conditions, increased GNC presence through expanded locations and promotional activity, continuation of our Rite Aid Health and Beauty Expos, and marketing and merchandising strategies that capitalize on emerging beauty trends such as men’s grooming, spa products, proprietary cosmetics and skincare. We continue to implement programs that are specifically directed to our pharmacy business. These include promotions that provide incentives for customers that transfer their prescriptions to us, a card-based loyalty program for senior citizens called “Living More” that provides meaningful discounts and targeted newsletters and offers, direct marketing programs, comprehensive health condition management programs, and other educational materials to help customers with their healthcare decisions. We are creating a more inviting store environment for our Hispanic customers through tailored product assortments and bi-lingual signing and advertising in stores with large Hispanic customer bases.

Associates

We believe that our relationships with our associates are good. As of March 3, 2007, we had approximately 69,700 associates, 13% of which were pharmacists, 46% of which were part-time and 37% of which were unionized. Associate satisfaction is critical to the success of our strategy. We have surveyed our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission.

There is a national shortage of pharmacists. We have implemented various associate incentive plans in order to attract and retain qualified pharmacists, have added a survey to find out how newly hired pharmacists are doing and have an advisory board made up entirely of associates that are pharmacists. We have also expanded our efforts in recruitment of pharmacists through an increase in the number of recruiters, a successful pharmacist intern program, improved relations with pharmacy schools and an international recruiting program.

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

Seasonality

We experience moderate seasonal fluctuations in our results of operations concentrated in the first and fourth fiscal quarters as the result of the concentration of the cough, cold and flu season and the holidays. We tailor certain front-end merchandise to capitalize on holidays and seasons. We increase our inventory levels during our third fiscal quarter in anticipation of the seasonal fluctuations described above. Our results of operations in the fourth and first fiscal quarters may fluctuate based upon the timing and severity of the cough, cold and flu season, both of which are unpredictable.

Regulation

Our business is subject to federal, state, and local government laws, regulations and administrative practices. We must comply with numerous provisions regulating health and safety, equal employment opportunity, minimum wage and licensing for the sale of drugs, alcoholic beverages, tobacco and other products. In addition we must comply with regulations pertaining to product labeling, dating and pricing.

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

Our corporate governance information and materials, including our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee, our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, our Code of Ethics and Business Conduct and our Related Person Transaction Policy are posted on the corporate governance section of our website at www.riteaid.com and are available in print upon request to Rite Aid Corporation, 30 Hunter Lane, Camp Hill, Pennsylvania 17011, Attention: Corporate Secretary. Our Board will regularly review corporate governance developments and modify these materials and practices as warranted.

Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish to, the SEC.

Item 1A.                Risk Factors

Factors Affecting our Future Prospects

Set forth below is a description of certain risk factors which we believe may be relevant to an understanding of us and our business. Security holders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. See “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Financial Condition

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

We had, as of March 3, 2007, $3.1 billion of outstanding indebtedness and stockholders’ equity of approximately $1.66 billion. We also had additional borrowing capacity under our existing $1.75 billion senior secured revolving credit facility of approximately $1.33 billion at that time, net of outstanding letters of credit of $117.1 million. At the time of closing for the pending acquisition, we will fund the $2.3 billion cash portion of the purchase price with the issuance of additional debt.

 Our debt obligations adversely affect our operations in a number of ways and while we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal year 2008, there can be no assurance that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt. Our earnings were insufficient to cover fixed charges for fiscal 2007, 2006, 2004, and 2003 by $50.8 million, $23.1 million, $2.6 million, and $204.3 million, respectively. Our ratio of earnings to fixed charges for fiscal 2005 was 1.15.

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

Our ability to meet our cash requirements, including our debt service obligations, both now and after the consummation of the pending acquisition, will be dependent upon our ability to substantially improve our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If our cash flow from our operating activities is insufficient, we may take certain actions, including delaying or reducing capital or other expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. We may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or to successfully undertake any of these actions could have a material adverse effect on us.

Borrowings under our existing and new credit facilities and expenses related to the sale of our accounts receivable under our receivables securitization agreements are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

Approximately $445 million of our outstanding indebtedness as of March 3, 2007 and approximately $1.1 billion of debt to be issued at the time of closing for the pending acquisition bears or will bear an interest rate that varies depending upon the Londan Interbank Offered Rate (“LIBOR”). If we borrow additional amounts under our senior credit facility, the interest rate on those borrowings will also vary depending upon LIBOR. Further, we pay ongoing program fees under our receivables securitization agreements that vary depending upon LIBOR. If LIBOR rises, the interest rates on outstanding debt and the program fees under our receivables securitization program will increase. Therefore an increase in LIBOR would increase our interest payment obligations under these loans, increase our receivables securitization program fee payments and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest.

The covenants in our current indebtedness and the indebtedness to be incurred to finance the acquisition impose restrictions that may limit our operating and financial flexibility.

The covenants in the instruments that govern our current indebtedness and the indebtedness to be incurred in connection with the pending acquisition limit our ability to:

•       incur liens and debt;

•       pay dividends;

•       make redemptions and repurchases of capital stock;

•       make loans and investments;

•       prepay, redeem or repurchase debt;

•       engage in acquisitions, consolidations, assets dispositions, sale-leaseback transactions and affiliate transactions;

•       change our business;

•       amend some of our debt and other material agreements;

•       issue and sell capital stock of subsidiaries;

•       restrict distributions from subsidiaries; and

•       grant negative pledges to other creditors.

In addition, if we have less than $100.0 million of revolver availability under our senior secured credit facility, we will be subject to a fixed charge coverage ratio maintenance test. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on terms acceptable to us. If we obtain modifications of our agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs.

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

We are substantially dependent on a single wholesaler of branded pharmaceutical products to sell products to us on satisfactory terms. A disruption in this relationship may have a negative effect on our results of operations, financial condition and cash flow.

We purchase all of our brand prescription drugs from a single wholesaler, McKesson, pursuant to a contract that runs through March 2009. Pharmacy sales represented approximately 63.7% of our total sales during fiscal 2007, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson would make it difficult for us to continue to operate our business until we executed a replacement strategy. There can be no assurance that we would be able to find a replacement supplier on a timely basis or that such supplier would be able to fulfill our demands on similar terms, which would have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Our Industry

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, dollar stores and mail order pharmacies. Our industry also faces growing competition from companies who import drugs directly from other countries, such as Canada, as well as from large-scale retailers that offer generic drugs at a substantial discount. Some of our competitors have or may merge with or acquire pharmaceutical services companies, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of customers. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. As competition increases, a significant increase in general pricing pressures could occur, which would require us to increase our sales volume and to sell higher margin products and services in order to remain competitive. We cannot assure you that we will be able to continue effectively to compete in our markets or increase our sales volume in response to further increased competition.

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

Sales of prescription drugs, as a percentage of sales, and the percentage of prescription sales reimbursed by third parties, have been increasing and we expect them to continue to increase. In fiscal 2007, sales of prescription drugs represented 63.7% of our sales and 95.4% of all of the prescription drugs that we sold were with third party payors. During fiscal 2007, the top five third-party payors accounted for approximately 31.2% of our total sales, the largest of which represented 9.4% of our total sales. Third party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Any significant loss of third-party payor business or any significant reduction in reimbursement levels could have a material adverse effect on our business and results of operations.

In fiscal 2007, approximately 6.8% of our revenues were from state sponsored Medicaid agencies, the largest of which was 2% of our total sales. In fiscal 2007, approximately 13% of our prescription sales were to customers covered by Medicare Part D, and we expect these sales to continue. There have been a number of recent proposals and enactments by the Federal government and various states to reduce Medicaid reimbursement levels in response to budget problems, some of which propose to reduce reimbursement levels in the applicable states significantly, and we expect other similar proposals in the future. If third party payors reduce their reimbursement levels or if Medicare Part D or state Medicaid programs cover prescription drugs at lower reimbursement levels, our margins on these sales would be reduced, and the profitability of our business and our results of operations, financial condition or cash flows could be adversely affected.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.

Our business is subject to federal, state and local government laws, regulations and administrative practices. We must comply with numerous provisions regulating health and safety, equal employment opportunity, minimum wage and licensing for the sale of drugs, alcoholic beverages, tobacco and other products. In addition, we must comply with regulations pertaining to product labeling, dating and pricing. Our pharmacy business is subject to local registrations in the states where our pharmacies are located, applicable Medicare and Medicaid regulations and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements and could adversely affect the continued operation of our business.

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

Risks Related to The Pending Acquisition

Although we expect that the pending acquisition of the Brooks and Eckerd drugstore chains will result in benefits to us, we may not realize those benefits because of integration difficulties.

Integrating the operations of the Brooks and Eckerd drugstore chains successfully or otherwise realizing any of the anticipated benefits of the acquisition including anticipated cost savings and additional revenue opportunities, involve a number of potential challenges. The failure to meet these integration challenges could seriously harm our results of operations .

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

•       difficulties in converting the distribution centers;

•       difficulties in combining corporate cultures, maintaining associate morale and retaining key associates; and

•       challenges in demonstrating to our customers and to customers of the Brooks and Eckerd drugstore chains that the acquisition will not result in adverse changes in customer service standards or business focus.

We expect to spend approximately $475 million of integration-related capital expenditures and to incur $205 million of integration-related non-recurring expenses during the 16-month integration period. If the anticipated benefits and synergies are not realized, or if the integration-related expenses and capital requirements are greater than anticipated, the anticipated accretive effect of the acquisition could be decreased or delayed, which could cause a decline in the price of our common stock.

Moreover, the Brooks and Eckerd chains are not fully integrated with one another and in many instances operate using different systems. As a result, following the pending acquisition, we will be undertaking to integrate not one but two drugstore chains into our operations. Complications in integrating these two drugstore chains could increase our integration costs and make it more difficult to achieve a successful integration following the acquisition.

We may not successfully integrate the operations of the Brooks and Eckerd drugstore chains in a timely manner and we may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the pending acquisition of the Brooks and Eckerd drugstore chains to the extent, or in the timeframe, anticipated. In addition to the integration risks discussed above, our ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations.

Following the pending acquisition, for so long as Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) maintain certain levels of Rite Aid stock ownership, Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) will exercise significant influence over us.

When the pending acquisition is completed, Jean Coutu Group will own approximately 30.2% of the voting power of Rite Aid. As a result, Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) generally will have the ability to significantly influence the outcome of any matter submitted for the vote of Rite Aid stockholders. The stockholder agreement provides that Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) will designate four of the fourteen members of the Rite Aid board of directors, subject to adjustment based on its ownership position in Rite Aid. Accordingly, Jean Coutu Group generally will be able to significantly influence the outcome of all matters that come before the Rite Aid board of directors. As a result of its significant interest in Rite Aid, Jean Coutu Group may have the power, subject to applicable law (including the fiduciary duties of the directors designated by Jean Coutu Group), to significantly influence actions that might be favorable to Jean Coutu Group, but not necessarily favorable to Rite Aid’s financial condition and results of operations. In addition, the ownership position and governance rights of Jean Coutu Group could discourage a third party from proposing a change of control or other strategic transaction concerning Rite Aid. As a result, the common stock of Rite Aid could trade at a price that does not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as that of Jean Coutu Group.

We will incur significant indebtedness in connection with the acquisition of the Brooks and Eckerd drugstore chains and the resulting debt service obligations may significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We intend to borrow approximately $2.4 billion in connection with our financing for the acquisition of the Brooks and Eckerd drugstore chains. It is a condition to the completion of the acquisition that we shall have received the proceeds of the financing in an amount sufficient to consummate the acquisition. Although we currently expect that such financing will be available on commercially reasonable terms, there can be no assurance of this. If we are unable to consummate a permanent debt financing, we may enter into a bridge facility of up to $1.72 billion that is likely to be on terms substantially more restrictive and is likely to be more costly than the terms of the contemplated financing.

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

The announcement and pendency of the pending acquisition may cause disruptions in the business of the Brooks and Eckerd drugstore chains, which could have an adverse effect on their business, financial condition or results of operations and, post-closing, our business, financial condition or results of operations.

The announcement and pendency of the pending acquisition could cause disruptions of the business of the Brooks and Eckerd drugstore chains. Specifically:

•       certain vendors may change their programs or processes which might adversely affect the supply or cost of the products, which then might adversely affect Brooks and Eckerds’ stores sales or gross profit;

•       current and prospective associates of the Brooks and Eckerd drugstore chains may experience uncertainty about their future roles with Rite Aid, which might adversely affect the ability of the Brooks and Eckerd drugstore chains to attract and retain key personnel; and

•       current and prospective customers of the Brooks and Eckerd drugstore chains may experience uncertainty about the ability of the Brooks and Eckerd stores to meet their needs, which might cause customers to make purchases or fill their prescriptions elsewhere.

These disruptions could be exacerbated by a delay in the completion of the pending acquisition and could have an adverse effect on the business, financial condition or results of operations of the Brooks and Eckerd drugstore chains prior to the completion of the pending acquisition and on Rite Aid following the completion of the pending acquisition.

The pending acquisition is subject to the approvals from government entities that may not be received as well as certain closing conditions that may not be satisfied or waived. Failure to consummate the pending acquisition could have a material adverse effect on us.

We cannot complete the pending acquisition unless we receive various consents, approvals and clearances from antitrust and other authorities in the United States. While we believe that we will receive the requisite approvals from these authorities, there can be no assurance of this.

The stock purchase agreement we entered into with Jean Coutu Group contains numerous conditions to closing, the satisfaction or waiver of which are required to complete the pending acquisition. The conditions include, among others, the accuracy of our and Jean Coutu Group’s respective representations and warranties in the stock purchase agreement, as well as the performance in all material respects by us and the Jean Coutu Group of our and its respective obligations under the stock purchase agreement. There can be no assurance that the conditions required to consummate the pending acquisition will be satisfied or waived.

If the pending acquisition is not consummated for any reason, we will have incurred substantial expenses without realizing the anticipated benefits of the pending acquisition, including anticipated net reductions in costs and expenses. We have incurred substantial legal, accounting and financial advisory fees and our management has devoted considerable time and effort in connection with the pending acquisition.

Conflicts of interest may arise between us and Jean Coutu Group, which may be resolved in a manner that adversely affects our business, financial condition or results of operations.

After the pending acquisition, Jean Coutu Group will continue its Canadian operations but will no longer have any operations in the United States; we currently have no operations in Canada. Despite the lack of geographic overlap after the transaction, conflicts of interest may arise between us and Jean Coutu Group in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by Jean Coutu Group of its interests in us and the exercise by Jean Coutu Group of its influence over our management and affairs.

After the completion of the pending acquisition, a number of the directors on the Rite Aid board of directors will be persons who are also officers or directors of Jean Coutu Group or its subsidiaries. Service as a director or officer of both Rite Aid and Jean Coutu Group or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for Rite Aid and for Jean Coutu Group. Apart from the conflicts of interest policy contained in Rite Aid’s Code of Ethics and Business Conduct and applicable to Rite Aid directors, the parties have not established any formal procedures for Rite Aid and Jean Coutu Group to resolve potential or actual conflicts of interest between them. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect our business, financial condition or results of operations.

Following the completion of the pending acquisition, we will be dependent on Jean Coutu Group for certain transitional services pursuant to a transition services agreement. The failure of Jean Coutu Group to perform its obligations under the transition services agreement could adversely affect our business, financial condition or results of operations.

Our ability to effectively monitor and control the operations of the Brooks and Eckerd drugstore chains we are acquiring depends to a large extent on the proper functioning of our information technology and business support systems. Following the completion of the acquisition, we will be initially dependent upon Jean Coutu Group to continue to provide certain information technology, network and support services to the Brooks and Eckerd stores for a period of time after the completion of the acquisition to facilitate the transition of the Brooks and Eckerd drugstore chains. The terms of these arrangements will be governed by a transition services agreement to be entered into as of the closing of the acquisition. Rite Aid and Jean Coutu Group are obligated to negotiate in good faith the transition services agreement. If, however, we fail to reach a satisfactory agreement with respect to certain services or Jean Coutu Group falls to perform its obligations under the transition services agreement, we may not be able to perform such services ourselves or obtain such services from third parties at all or on terms favorable to us. In addition, upon termination of the transition services agreement, if we are unable to develop the necessary systems, resources and controls necessary to allow us to provide the services currently being provided by Jean Coutu Group or to obtain such services from third parties, it could adversely affect our business, financial condition or results of operations.

Subject to certain limitations, Jean Coutu Group may sell Rite Aid common stock at any time following the completion of the acquisition of the Brooks and Eckerd drugstore chains, which could cause our stock price to decrease.

The shares of Rite Aid common stock that Jean Coutu Group will receive following the completion of the acquisition of the Brooks and Eckerd drugstore chains are restricted, but Jean Coutu Group may sell these shares following the acquisition under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act or in accordance with Rule 144 under the Securities Act. We have entered into a registration rights agreement with Jean Coutu Group, which will give Jean Coutu Group the right to require us to register all or a portion of its shares at any time. The sale of a substantial number of our shares by Jean Coutu Group or our other stockholders within a short period of time could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of Rite Aid common stock or acquire other businesses using Rite Aid common stock as consideration.

Upon successful completion of the pending acquisition, we will be able to issue more shares of our common stock than currently authorized. As a result, such future issuances of our common stock could have a dilutive effect on the earnings per share and voting power of current stockholders.

The amendment to our restated certificate of incorporation to increase the number of authorized shares of Rite Aid common stock has been approved by our stockholders. Therefore, upon completion of the acquisition, we will be able to issue more shares of our common stock than currently authorized. Current Rite Aid stockholders do not have preemptive rights with respect to our common stock. If the Rite Aid board of directors elects to issue additional shares of common stock in the future, whether in public offerings, in connection with mergers and acquisitions, or otherwise, such additional issuances could dilute the earnings per share and voting power of current stockholders. Additionally, the amendment to our restated certificate of incorporation to increase the number of authorized shares of Rite Aid common stock, which will become effective upon completion of the pending acquisition, could have an anti-takeover effect under some circumstances.

Item 1B.     Unresolved SEC Staff Comments

None

Item 2.                        Properties

As of March 3, 2007, we operated 3,333 retail drugstores. The overall average selling square feet of each store in our chain is 11,000 square feet. The overall average total square feet of each store in our chain is 12,800. The stores in the eastern part of the U.S. average 8,900 selling square feet per store (10,100 average total square feet per store). The stores in the southern part of the U.S. average 9,300 selling square feet per store (10,300 average total square feet per store). The stores in the central part of the U.S. average 9,200 selling square feet per store (10,100 average total square feet per store). The stores in the western part of the U.S. average 16,300 selling square feet per store (20,100 average total square feet per store).

Our new world store prototype, which is being utilized in our new store and store relocation program, has an overall average selling square footage of 11,500 and an overall average total square feet of 14,500. The new world store prototype in the eastern parts of the U.S. will average 10,200 square feet (13,000 average total square feet per store). The new world store prototype in the western part of the U.S. will average 14,000 selling square feet (17,400 average total square feet per store).

The table below identifies the number of stores by state as of March 3, 2007:

State	Store Count
Alabama	107
California	594
Colorado	23
Connecticut	35
Delaware	24
District of Columbia	7
Georgia	45
Idaho	19
Indiana	9
Kentucky	120
Louisiana	70
Maine	79
Maryland	133
Michigan	312
Mississippi	28
Nevada	35
New Hampshire	38
New Jersey	159
New York	386
Ohio	238
Oregon	70
Pennsylvania	351
Tennessee	46
Utah	24
Vermont	11
Virginia	136
Washington	132
West Virginia	102
Total	3,333

Our stores have the following attributes at March 3, 2007:

Attribute	Number	Percentage
Freestanding	1,855	56%
Drive through pharmacy	1,449	43%
One-hour photo development department	2,233	67%
GNC stores-within a Rite Aid-store	1,270	38%

We lease 3,116 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease 125,000 square feet of space in various buildings near Harrisburg, Pennsylvania for use by additional administrative personnel.

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

(1)          Overflow storage locations.

The original terms of the leases for our distribution centers range from 5 to 22 years. In addition to minimum rental payments, certain distribution centers require tax reimbursement, maintenance and insurance. Most leases contain renewal options, some of which involve rent increases. Although from time to time, we may be near capacity at some of our distribution facilities, particularly at our older facilities, we believe that the capacity of our facilities is adequate.

We also own a 55,800 square foot ice cream manufacturing facility located in El Monte, California.

On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, under performing or otherwise deemed unsuitable. When we reduce in size, close or relocate a store, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of March 3, 2007, we have 5,983,175 square feet of excess space, of which 3,940,295 square feet was subleased.

Item 3.                        Legal Proceedings

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

Item 4.                        Submission of Matters to a Vote of Security Holders

On January 18, 2007, our stockholders voted to approve the issuance of 250 million shares of our common stock to Jean Coutu Group in connection with the pending acquisition. Our stockholders also approved an amendment to our Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 1.5 billion and approved a new equity compensation plan. The increase in authorized shares and the new equity plan are contingent upon and effective on the closing of the pending acquisition.

The table below summarizes the voting results from the January 18, 2007 stockholder meeting.

Proposal	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Issuance of 250 million shares of common stock	354,270,933	8,996,383	999,891	0
Increase authorized number of common shares to 1.5 billion	349,210,055	13,574,918	1,482,236	0
Approval of new equity compensation plan	280,934,566	78,707,446	4,625,191	11

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “RAD.” On April 20, 2007, we had approximately 24,377 shareholders of record. Quarterly high and low stock prices, based on the New York Stock Exchange (“NYSE”) composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2008 (through April 20, 2007)	First	$6.59	$5.53
2007	First	4.85	3.79
	Second	4.74	4.07
	Third	4.87	4.28
	Fourth	6.36	4.75
2006	First	4.24	3.49
	Second	4.82	3.96
	Third	4.28	3.28
	Fourth	4.10	3.45

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

The Chief Executive Officer of the Company certified to the NYSE on June 23, 2006 that she was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

STOCK PERFORMANCE GRAPH

The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index, and (ii) the Russell 1000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on March 3, 2002 and reinvestment of dividends).

For comparison of cumulative total return, we have elected to use the Russell 1000 Consumer Staples Index, consisting of 44 companies including the three largest drugstore chains, and the Russell 1000 Index. This allows comparison of the company to a peer group of similar sized companies. We are one of the companies included in the Russell 1000 Consumer Staples Index and the Russell 1000 Index. The Russell 1000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 1000 Index consists of the largest 1000 companies in the Russell 3000 Index and represents the universe of large capitalization stocks from which many active money managers typically select.

Comparison of 5 Years Cumulative Total Return
Assumes Initial Investment of $100
February 2007

	2002	2003	2004	2005	2006	2007
Rite Aid Corporation	$100.00	$79.47	$184.77	$113.91	$133.43	$192.38
Russell 1000 Index	$100.00	$77.78	$108.65	$116.77	$128.28	$144.02
Russell Consumer Staples Index	$100.00	$89.27	$109.73	$120.10	$127.37	$140.81

*                    Our fiscal year ends on the Saturday closest to February 29 or March 1. Fiscal year 2007 included 52 weeks and ended on March 3, 2007.

Item 6.                        Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes appearing on pages 58-99.

	Fiscal Year Ended
	March 3, 2007 (52 weeks)	March 4, 2006 (53 weeks)	February 26, 2005 (52 weeks)	February, 28, 2004 (52 weeks)	March 1, 2003 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$17,507,719	$17,270,968	$16,816,439	$16,600,449	$15,791,278
Costs and expense:
Cost of goods sold	12,791,597	12,571,860	12,202,894	12,163,735	11,611,829
Selling, general and administrative expenses(1)	4,370,481	4,307,421	4,127,536	4,029,220	3,900,553
Store closing and impairment charges	49,317	68,692	35,655	22,074	135,328
Interest expense	275,219	277,017	294,871	313,498	330,020
Interest rate swap contracts	—	—	—	—	278
Loss (gain) on debt modifications and retirements, net	18,662	9,186	19,229	35,315	(13,628)
(Gain) loss on sale of assets and investments, net	(11,139)	(6,462)	2,247	2,023	(18,620)
Total costs and expenses	17,494,137	17,227,714	16,682,432	16,565,865	15,945,760
Income (loss) before income taxes	13,582	43,254	134,007	34,584	(154,482)
Income tax benefit	(13,244)	(1,229,752)	(168,471)	(48,795)	(41,940)
Net income (loss)	$26,826	$1,273,006	$302,478	$83,379	$(112,542)
Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.01)	$2.36	$0.50	$0.11	$(0.28)
Diluted (loss) income per share	$(0.01)	$1.89	$0.47	$0.11	$(0.28)
Year-End Financial Position:
Working capital	$1,363,063	$741,488	$1,335,017	$1,894,247	$1,676,889
Property, plant and equipment, net	1,743,104	1,717,022	1,733,694	1,882,763	1,867,830
Total assets	7,091,024	6,988,371	5,932,583	6,245,634	6,132,766
Total debt(2)	3,100,288	3,051,446	3,311,336	3,891,666	3,862,628
Redeemable preferred stock(3)	20,072	19,970	19,868	19,766	19,663
Stockholders’ equity (deficit)	1,662,846	1,606,921	322,934	(8,277)	(129,938)
Other Data:
Cash flows provided by (used in):
Operating activities	309,145	417,165	518,446	227,515	305,383
Investing activities	(312,780)	(231,084)	(118,985)	(242,150)	(72,214)
Financing activities	33,716	(272,835)	(571,395)	(15,931)	(211,903)
Capital expenditures	363,728	341,349	222,417	267,373	116,154
Basic weighted average shares	524,460,000	523,938,000	518,716,000	515,822,000	515,129,000
Diluted weighted average shares(4)	524,460,000	676,666,000	634,062,000	525,831,000	515,129,000
Number of retail drugstores	3,333	3,323	3,356	3,382	3,404
Number of associates	69,700	70,200	71,200	72,500	72,000

(1)             Includes stock-based compensation expense. Stock based compensation expense for the fiscal year ended March 3, 2007, was determined using the fair value method set forth in SFAS No. 123(R), “Share Based Payment”. Stock-based compensation expense for the fiscal years end March 4, 2006, February 26, 2005 and February 28, 2004 was determined using the fair value method set forth in SFAS No. 123 “Accounting for Stock-Based Compensation”. Stock-based compensation expense for the fiscal year ended March 1, 2003 was determined using the intrinsic method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

(2)             Total debt included capital lease obligations of $189.7 million, $178.2 million, $168.3 million, $183.2 million and $176.2 million, as of March 3, 2007, March 4, 2006, February 26, 2005, February 28, 2004 and March 1, 2003, respectively.

(3)             Redeemable preferred stock was included in “Other Non-current liabilities” as of March 3, 2007,  March 4, 2006, February 26, 2005 and February 28, 2004, respectively.

(4)             Diluted weighted average shares for the years ended March 4, 2006 and February 26, 2005 included the impact of stock options, as calculated under the treasury stock method and convertible debt and preferred stock, as calculated under the if-converted method. Diluted weighted average shares for the year ended February 28, 2004 included the impact of stock options, as calculated under the treasury stock method.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for fiscal 2007 was $26.8 million, with a net loss of $0.01 per diluted share, compared to $1,273.0  million, or $1.89 per diluted share in fiscal 2006, and $302.5 million, or $0.47 per diluted share in fiscal 2005. Our operating results are described in detail in the Results of Operations section of this Item 7. However, some of the key factors that impacted our results in fiscal 2007, 2006, and 2005 are summarized as follows:

Income Tax Valuation Allowance Adjustment.   We maintained a valuation allowance of $239.8 million against net deferred tax assets as of March 3, 2007.  Net income for fiscal 2007 included state tax expense of $9.1 million for an increase in the valuation allowance associated with our state net operating loss carryforwards.  Decreases during the current year to the valuation allowance related primarily to the expiration of capital loss and state net operating loss carryforwards which had been fully reserved as of the beginning of the fiscal year.  The net decrease in the valuation allowance was $19.8 million. Net income included benefits of $1,231.1 million and $179.5 million, during fiscal 2006 and 2005, respectively, related to the recognition of net deferred tax assets as a result of the release of a tax valuation allowance. Based upon a review of a number of factors, including historical operating performance and our expectation that we can generate sustainable consolidated taxable income for the foreseeable future, we concluded at the end of fiscal 2006 that the majority of the net deferred tax assets would be utilized. Thus, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, we recorded a tax benefit during fiscal 2006 releasing a majority of the remaining valuation allowance, resulting in a non-cash increase in net income of $1,231.1 million. Based upon the then available factors at the end of the fourth quarter of fiscal 2005, we recorded a tax benefit for a portion of our net deferred tax assets by releasing a portion of our valuation allowance, resulting in a non-cash increase in net income of $179.5 million during fiscal 2005.

Debt Refinancing and Receivables Securitization.   In fiscal years 2007, 2006 and 2005, we took several steps to extend the terms of our debt, lower our interest rates and obtain more flexibility.  In fiscal 2007, we issued our 7.5% senior secured notes due January 2015, the proceeds of which were used to redeem our 9.5% senior secured notes due February 2011.  We incurred a charge to call these notes prior to maturity and recorded a write-off of unamortized debt issue costs. These items totaled $18.7 million, which was recorded as a loss on debt modification in fiscal 2007.  In fiscal 2006, we amended our senior secured credit facility to consist solely of a $1.75 billion revolving credit facility, paid at maturity the remaining outstanding principal on two existing notes and completed the early redemption of another existing note.  As a result of amending our senior secured credit facility and the early redemption of an existing note, we recorded a loss on debt modification of $9.2 million.  In fiscal 2005, we replaced our senior secured credit facility with a new credit facility, entered into receivables securitization agreements, issued new senior secured notes and repurchased portions of several existing notes prior to maturity.  As a result of entering into the new senior secured credit facility and the receivables securitization agreements, we recorded a loss on debt modification of $20.0 million, offset by net gains of $0.8 million related to the note repurchases described above.  These transactions are discussed in more detail in the Liquidity and Capital Resources section below.

Hurricane Katrina.   On August 27, 2005, Hurricane Katrina made landfall in Louisiana and proceeded to move through Mississippi and Alabama, causing one of the worst natural disasters in the history of the United States.  As a result of this disaster, we had to close 14 stores, which resulted in lost inventory and fixed assets.  We also incurred repair and maintenance charges related to our clean-up efforts.  We received advance payments from our insurance carriers of $30.9 million in fiscal 2006.  These payments, less the amounts of inventory and fixed assets written off and other Katrina related costs incurred, were deferred at the end of fiscal 2006.

In February 2007, we entered into a final binding settlement of our claims under Hurricane Katrina with our insurance carriers.  As a result of this settlement, we recorded a gain in fiscal 2007 of $17.6 million.  The portion of this gain related to reimbursement for lost and damaged fixed assets was $9.4 million and was recorded as a gain on sale of assets and investments.  The portion relating to reimbursement for lost or damaged inventory was $2.2 million and was recorded as a reduction of costs of goods sold.  The portion of this gain related to repair and maintenance and other clean-up charges was $6.0 million and was recorded as a reduction of selling, general and administrative expenses (“SG&A”).

Dilutive Equity Issuances.   At March 3, 2007, 536.7 million shares of common stock were outstanding and an additional 154.9 million shares of common stock were issuable related to outstanding stock options and preferred stock.

Our 154.9 million shares of potentially issuable common stock consist of the following:

(Shares in thousands)

Strike price	Outstanding Stock Options(a)	Preferred Stock	Total
	(Shares in thousands)
$5.50 and under	54,466	94,290	148,756
$5.51 to $7.50	1,988	—	1,988
$7.51 and over	4,142	—	4,142
Total issuable shares	60,596	94,290	154,886

(a)           The exercise of these options would provide cash of $278.8 million

Pending Acquisition

On August 23, 2006, we entered into a stock purchase agreement with Jean Coutu Group. Under the terms of the Agreement, we will acquire (the “Acquisition”) from Jean Coutu Group all of the membership interests of The Jean Coutu Group (PJC) USA, Inc. (“Jean Coutu USA”), a wholly owned subsidiary of Jean Coutu Group, which is engaged in the business of owning and operating retail pharmacy stores conducting business under the Eckerd and Brooks banners. As consideration for the Acquisition, we will issue 250 million shares of Rite Aid common stock and will pay $2.3 billion in cash, subject to a working capital adjustment. We intend to finance the Acquisition through the issuance of new debt.

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

Rite Aid and Jean Coutu Group have each made customary representations, warranties and covenants in the Stock Purchase Agreement, including, among others, Jean Coutu Group’s covenant to cause Jean Coutu USA and its subsidiaries to conduct their business in the ordinary course between the execution of the Agreement and the closing of the Acquisition and to refrain from certain types of transactions during that period. Consummation of the Acquisition is subject to customary conditions, including, among others: (i) expiration or termination of the applicable anti-trust waiting period, (ii) receipt of NYSE listing approval with respect to the shares of our common stock to be issued to Jean Coutu Group, (iii) absence of any law or order prohibiting the consummation of the Acquisition, (iv) no threatened or pending litigation seeking to limit our ownership or operation of Rite Aid’s or Jean Coutu USA’s assets and (v) subject to certain exceptions, the accuracy of the representations and warranties of the parties. We have completed the majority of these items including obtaining the approval of the Acquisition by our shareholders and reaching an agreement with the Federal Trade Commission (“FTC”) staff to divest 24 stores. The agreement with the FTC staff is subject to approval by the Commissioner of the FTC, which we expect to obtain. We expect to complete the Acquisition by the end of May 2007.

Results of Operations

Revenue and Other Operating Data

	Year Ended
	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)	February 26, 2005 (52 Weeks)
	(Dollars in thousands)
Revenues	$17,507,719	$17,270,968	$16,816,439
Revenue growth	1.4%	2.7%	1.3%
Same store sales growth(1)	3.4%	1.1%	1.6%
Pharmacy sales growth	2.2%	2.0%	1.3%
Same store pharmacy sales growth(1)	4.4%	0.3%	1.6%
Pharmacy sales as a % of total sales	63.7%	63.2%	63.6%
Third-party sales as a % of total pharmacy sales	95.4%	93.9%	93.5%
Front-end sales growth	0.1%	3.8%	1.1%
Same store front-end sales growth(1)	1.9%	2.6%	1.6%
Front-end sales as a % of total sales	36.3%	36.8%	36.4%
Store data:
Total stores (beginning of period)	3,323	3,356	3,382
New stores	40	17	7
Closed stores	(32)	(56)	(38)
Store acquisitions, net	2	6	5
Total stores (end of period)	3,333	3,323	3,356
Remodeled stores	19	173	169
Relocated stores	66	53	13

(1)          Same store sales for fiscal 2007 are calculated by comparing the 52 week period ended March 3, 2007 with the 52 week period ended March 4, 2006. Same store sales for fiscal 2006 are calculated by comparing the 53 week period ended March 4, 2006 with the 53 week period ended March 5, 2005.

Revenues

Fiscal 2007 compared to Fiscal 2006:   The 1.4% growth in revenues for fiscal 2007 was driven by front-end sales growth of 0.1% and pharmacy sales growth of 2.2%. Sales growth in front-end and pharmacy was driven by increases in same store sales, which are discussed in more detail in the paragraphs below, offset somewhat by the additional week in fiscal 2006. We include in same store sales all stores that have been opened at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

Fiscal 2007 pharmacy same store sales increased 4.4% due to an increase in same store prescription growth of 2.0% and an increase in price per prescription. In addition to favorable demographic trends, our script growth was positively impacted by Medicare Part D and by initiatives such as our focus on customer satisfaction, prescription file buys, our senior loyalty program, our health condition programs and the new and relocated store program. These items were partially offset primarily by an increase in generic sales, a milder cough, cold and flu season and lower reimbursement rates, including lower reimbursement rates from the Medicare Part D program.

Fiscal 2007 front-end same store sales increased 1.9%, primarily as a result of strong performance in core categories, such as over-the-counter and health and beauty and an increase in sales driven by promotional activities. These items were partially offset primarily by a decrease in photo and film sales and a milder cough, cold and flu season.

Fiscal 2006 compared to Fiscal 2005:   The 2.7% growth in revenues for fiscal 2006 was driven by front-end sales growth of 3.8% and pharmacy sales growth of 2.0%. Sales growth in front-end and pharmacy was driven by increases in same store sales, which are discussed in more detail in the paragraphs below, and by the additional week in fiscal 2006.

Fiscal 2006 pharmacy same store sales increased by 0.3%, due to an increase in price per prescription, offset by an increase in generic sales, lower reimbursement rates, including the lower reimbursement rates from the Medicare Part D program, and a decrease in the number of prescriptions filled. The decrease in the number of prescriptions filled was due primarily to certain third party payors requiring or encouraging customers to use mail order, competitor growth in our markets, changes in Medicaid coverages, safety concerns in antiarthritic, psychotherapeutic and hormone therapy prescriptions and a milder cough, cold and flu season than the prior year.

Fiscal 2006 front-end same store sales increased by 2.6%, primarily as a result of improvement in our core categories such as over-the-counter, health and beauty care and consumable and food products partially offset by a decrease in photo and film sales and the decrease in categories negatively impacted by a milder cough, cold and flu season.

Costs and Expenses

	Year Ended
	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)	February 26, 2005 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold	$12,791,597	$12,571,860	$12,202,894
Gross profit	4,716,122	$4,699,108	$4,613,545
Gross margin	26.9%	27.2%	27.4%
Selling, general and administrative expenses	$4,370,481	$4,307,421	$4,127,536
Selling, general and administrative expenses as a percentage of revenues	25.0%	24.9%	24.5%
Store closing and impairment charges	49,317	68,692	35,655
Interest expense	275,219	277,017	294,871
Loss on debt modifications and retirements, net	18,662	9,186	19,229
(Gain) loss on sale of assets and investments, net	(11,139)	(6,462)	2,247

Cost of Goods Sold

Gross margin rate was 26.9% for fiscal 2007 compared to 27.2% in fiscal 2006. Gross margin rate was primarily negatively impacted by a decline in front-end gross margin rate, which was caused by a higher mix of promotional sales and a reduction in photo and film gross profit. Gross margin rate was also negatively impacted by the recording of a LIFO charge of $43.0 million in fiscal 2007 compared to a $32.2 milion charge in fiscal 2006. Our pharmacy gross profit had a slight positive contribution to consolidated gross margin rate due to the increase in sales. However, our pharmacy gross margin rate was down slightly. Although there was an increase in generic prescriptions and a reduction in pharmacy shrink, these positive factors were offset by a reduction in reimbursement rates, particularly from Medicare Part D prescriptions.

Gross margin was 27.2% for fiscal 2006 compared to 27.4% in fiscal 2005. Gross margin rate was negatively impacted by the recording of a LIFO charge of $32.2 million in fiscal 2006, compared to a LIFO credit of $18.9 million in fiscal 2005. The LIFO credit in fiscal 2005 was caused by significant generic drug deflation. This difference in the LIFO charge from fiscal 2005 to fiscal 2006 decreased gross margin by 0.3%. Gross margin was positively impacted by improvements in pharmacy margin, which was driven by improved generic product mix and reduced inventory costs resulting from purchasing improvements. These items were partially offset by lower reimbursement rates. Gross margin was negatively impacted by a decrease in front-end margin, which was driven by an increase in markdowns.

We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO charge (credit) was $43.0 million in fiscal 2007, $32.2 million in fiscal 2006 and ($18.9) million in fiscal 2005.

Selling, General and Administrative Expenses

SG&A for fiscal 2007 was 25.0% as a percentage of revenues, compared to 24.9% in fiscal 2006. SG&A was positively impacted primarily by effective labor and expense control, offset by an increase in rent and occupancy expense from new and relocated stores and the sale-leaseback of owned stores and an increase in depreciation and amortization expense resulting from capital expenditures related to prescription file buys and new and relocated stores. Also negatively impacting the comparison to fiscal 2006 was a $20.0 million accrual reversal recorded in fiscal 2006 resulting from the United States Attorney closing its investigation involving matters related to prior management’s business practices.

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

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Year Ended
	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)	February 26, 2005 (52 Weeks)
	(Dollars in thousands)
Impairment charges	$31,425	$46,114	$30,014
Store and equipment lease exit charges	17,892	22,578	5,641
	$49,317	$68,692	$35,655

Impairment Charges.   In fiscal 2007, 2006, and 2005, store closing and impairment charges include non-cash charges of $31.4 million, $46.1 million and $30.0 million, respectively, for the impairment of long-lived assets at 342, 414, and 291 stores, respectively. These amounts include the write-down of long-lived assets to estimated fair value at stores that were identified for impairment as part of our on-going store performance review at all of our stores or management’s intention to relocate or close the store.

Store and Equipment Lease Exit Charges.   In fiscal 2007, 2006, and 2005, we recorded charges for 49, 43, and 13 stores, respectively, to be closed or relocated under long-term leases. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly.

As part of our ongoing business activities, we will continue to assess stores for potential closure. There can be no assurance that other such actions may not be required in the future, or that such actions would not have a material adverse effect on our operating results for the period in which we take those actions.

Interest Expense

In fiscal 2007, 2006, and 2005, interest expense was $275.2 million, $277.0 million and $294.9 million, respectively. Interest expense for 2007 decreased from 2006 due to an extra week in fiscal 2006 which was partially offset by slightly higher borrowings and slightly higher interest rates. Interest expense for fiscal 2006 decreased from fiscal 2005 due to decreases in outstanding borrowings and a lower interest rate partially offset by an extra week in fiscal 2006.

The annual weighted average interest rates on our indebtedness in fiscal 2007, fiscal 2006 and fiscal 2005 were 7.6%, 7.4% and 7.0%, respectively.

Income Taxes

Income tax benefits of $13.2 million, $1,229.8 million and $168.5 million have been recorded for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The fiscal 2007 benefit includes a state tax benefit of $24.1 million which primarily related to an increase in the our state tax rate applied to the net deferred tax assets partially offset by state tax expense of $9.1 million related to an increase in the valuation allowance. The fiscal 2006 benefit was primarily comprised of a federal and state tax benefit of $1,231.1 million for the release of valuation allowances for net deferred tax assets that have an expected future utilization. The fiscal 2005 benefit was comprised of a tax benefit of $179.5 million for the release of valuation allowance offset by tax expense of $11.0 million consisting primarily of state income taxes.

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

We will continue to monitor all available evidence related to our ability to utilize our remaining net deferred tax assets. We maintained a valuation allowance of $239.8 million and $259.6 million against remaining net deferred tax assets at fiscal year end 2007 and 2006, respectively. The majority of the valuation allowance relates to state net operating loss carryforwards.

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

2007 Transactions

Credit Facility

In November 2006, we entered into an amendment of our senior secured credit facility to permit the financing of the Acquisition. Pursuant to the terms of the senior secured facility amendment, we established a senior secured term loan facility in the aggregate principal amount of $145.0 million and borrowed the full amount thereunder. Proceeds from the borrowings under the new senior secured term loan facility (the “Tranche 1 Term Loans”) were used to pay amounts outstanding under the revolving credit facility, which had been used to repay, at maturity, the outstanding principal and accrued interest payable under our 12.5% senior secured notes due September 2006.

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

In addition to the issuance of the Tranche 1 Term Loans, the lenders to the senior secured credit facility agreed to establish, in connection with the Acquisition, an additional senior secured term loan facility in an aggregate principal amount of $1.105 billion (the “Tranche 2 Term Loans”). We expect to draw the full amount of the Tranche 2 Term Loans upon closing of the Acquisition and to use the proceeds to pay a portion of the consideration for the Acquisition.

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

The senior secured credit facility allows us to have outstanding, at any time, up to $1.8 billion in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). We have the ability to incur additional unsecured debt of up to $750.0 million with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured second priority debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1.8 billion. At March 3, 2007, remaining additional permitted secured second priority debt under the senior secured credit facility was $740.0 million in addition to what is available under the revolver; however, other debentures do not permit additional secured debt if the revolving credit facility is fully drawn. The amendment of our senior secured credit facility that will occur at the closing of the Acquisition will permit the issuance of the Tranche 1 and Tranche 2 Term Loans discussed above without reducing our ability to incur additional secured or unsecured debt under the senior secured credit facility. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010; however, other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before December 2010, and for the repurchase of debt with a maturity after December 2010, if we maintain availability on the revolving credit facility of at least $100.0 million.

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

Our ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At March 3, 2007, we had $300.0 million of borrowings outstanding under the revolving credit facility. At December 2, 2006, we also had letters of credit outstanding against the revolving credit facility of $117.1 million, which gave us additional borrowing capacity of $1,332.9 million.

Other Transactions

In February 2007, we issued $500 million aggregate principal amount of 7.5% senior secured notes due 2017.  These notes are unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness.  Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our senior secured credit facility.  The guarantees are secured, subject to the permitted liens, by shared second priority liens, with holders of our 8.125% senior secured notes due 2010 and our 7.5% senior secured notes due 2015, granted by subsidiary guarantors on all their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions.  The indenture governing the 7.5% senior secured notes due 2017 contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.  Proceeds from this offering were used to repay outstanding borrowings on our revolving credit facility and to fund the redemption of our 9.5% senior secured notes due 2011, by deposit into an escrow fund with an independent trustee.  Per the terms of the indenture that governed the 9.5% senior secured notes due 2011, we paid a premium to the noteholders of 104.75% of par.  We recorded a loss on debt modification of $18.7 million related to the early redemption of the 9.5% senior secured notes due 2011, which included the call premium and unamortized debt issue costs on the notes.

In February 2007, we issued $500 million aggregate principal amount of 8.625% senior notes due 2015.  These notes are unsecured.  The indenture governing the 8.625% senior notes due 2015 contains provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.  The 8.625% senior notes due 2015 do not have the benefit of subsidiary guarantees.  Proceeds from the issuance of the notes were used to repay borrowings under our revolving credit facility.

In January 2007, we paid at maturity the remaining outstanding principal amount of $184.1 million of our 7.125% notes due January 2007.  We funded this payment with borrowings under the revolving credit facility.

In December 2006, we paid at maturity the remaining outstanding principal amount of $250.0 million of our 4.75% convertible  notes due December 2006.  We funded this payment with borrowings under the revolving credit facility.

In September 2006, we completed the early redemption of all of our outstanding $142.0 million of our 12.5% senior secured notes due September 2006.  We funded this payment with borrowing under our revolving credit facility, which were subsequently repaid with borrowings of the Tranche 1 term loans.

Sale-Leaseback Transactions

During fiscal 2007, we sold the land and building on a total of 29 owned properties to independent third parties. Net proceeds from these sales were approximately $82.1 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 24 of these leases as operating leases and the remaining five leases were accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions.

Financing for the Pending Acquisition

On the closing date of the Acquisition, we intend to (i) issue and sell one or more tranches of notes in an aggregate amount of $1.220 billion and (ii) borrow $1.105 billion of Tranche 2 Term Loans available to us under our senior secured credit facility. Depending on the timing of the transaction as well as the actual fees and expenses, we may also borrow additional amounts under our revolving credit facility. Under the terms of a commitment letter, Citicorp has also agreed to provide us up to a $1.720 billion senior secured bridge facility if we are unable to sell the full amount of notes required by the commitment letter.

We had previously considered assuming 8.5% senior secured notes due 2014 held by Jean Coutu Group as a component of the consideration for the acquisition. The Jean Coutu Group has initiated a tender offer for these notes and therefore we will not assume them. This has increased the amount of consideration that we intend to fund by the issuance of new debt from $1.45 billion to $2.3 billion.

2006 Transactions

Credit Facility

On September 30, 2005, we amended our senior secured credit facility. The amended senior credit facility consisted solely of a $1.75 billion revolving credit facility and had a maturity date of September, 2010.

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

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At March 3, 2007 and March 4, 2006, the total of outstanding receivables that had been transferred to the CPVs were $350.0 million and $330.0 million, respectively. The average amount of outstanding receivables transferred during fiscal 2007, 2006 and 2005 was $334.6 million, $243.6 million, and 263.3 million respectively. Total receivable transfers for fiscal 2007, 2006 and 2005 totaled $4.7 billion, $3.7 billion and $1.9 billion, respectively. Collections made by us as part of the servicing arrangement on behalf of the CPVs, for fiscal 2007, 2006 and 2005 totaled $4.7 billion, $3.5 billion and $1.7 billion, respectively. At March 3, 2007 and March 4, 2006, we retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $255.1 million and $248.3 million, respectively, inclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

We are subject to an ongoing program fee of approximately LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2007, 2006 and 2005 were $21.9 million, $12.8 million and $4.0 million, respectively. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2007 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, we have access to a backstop credit facility, which is backed by the CPVs and which expires in September 2007, to continue to provide liquidity to us.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At March 3, 2007 and March 4, 2006, we had $3.0 million and $2.2 million of cash, respectively that was restricted for the payment of trustee fees.

We have determined that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Additionally, we have determined that we do not hold a variable interest in the CPVs, pursuant to the guidance in FIN 46R, “Consolidation of Variable Interest Entities”, and therefore have determined that the de-recognition of the transferred receivables is appropriate.

As of March 3, 2007, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases, which are included in the table below.

Contractual Obligations and Commitments

The following table details the maturities of our indebtedness and lease financing obligations as of March 3, 2007, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$223,198	$586,291	$1,142,833	$2,848,571	$4,800,893
Capital lease obligations(2)	31,282	47,636	46,925	176,720	302,563
Operating leases(3)	600,243	1,181,277	1,056,937	4,155,633	6,994,090
Open purchase orders	269,730	—	—	—	269,730
Redeemable preferred stock(4)	—	—	—	21,300	21,300
Other, primarily self insurance and retirement plan obligations(5)	100,391	118,026	28,595	65,443	312,455
Total contractual cash obligations	$1,224,844	$1,933,230	$2,275,290	$7,267,667	$12,701,031
Commitments
Lease guarantees	$17,346	$34,114	$32,952	$96,763	$181,175
Outstanding letters of credit	117,138	—	—	—	117,138
Total commitments	$134,484	$34,114	$32,952	$96,763	$298,313

(1)          Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of March 3, 2007.

(2)          Represents the minimum lease payments on non-cancelable leases, including interest, but net of sublease income.

(3)          Represents the minimum lease payments on non-cancelable leases, net of sublease income.

(4)          Represents value of redeemable preferred stock at its redemption date.

(5)          Includes the undiscounted payments for self-insured medical coverages, actuarially determined undiscounted payments for self-insured workers’ compensation and general liability, and actuarially determined obligations for defined benefit pension and nonqualified executive retirement plans.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

Cash flow provided by operating activities was $309.1 million in fiscal 2007. Cash flow from operating activities was positively impacted by income from operations, net proceeds of $20.0 million for the sale of certain of our third party receivables and a decrease in accounts payable. These items were partially offset by increases in accounts receivable and inventory.

Cash provided by operating activities was $417.2 million in fiscal 2006. Cash flow from operating activities was positively impacted by net proceeds of $180.0 million from the sale of certain of our third party receivables and receipts of cash related to insured losses. These items were partially offset by an increase in inventory net of an increase in accounts payable and an increase in accounts receivable and prepaid expenses.

Cash provided by operating activities was $518.4 million in fiscal 2005. Cash flow from operating activities was positively impacted by income from operations and net proceeds of $150.0 million from the sale of certain of our third party receivables, partially offset by an increase in inventory and accounts payable.

Cash used in investing activities was $312.8 million in fiscal 2007. Cash was used for: the purchase of property, plant and equipment—$334.5 million, the purchase of prescription files—$29.2 million and capitalizable direct acquisition costs related to our pending acquisition of Jean Coutu, USA—$18.4 million. Cash of $55.6 million was provided by proceeds from our sale leaseback transactions and cash of $9.3 million was provided by proceeds from other asset dispositions.

Cash used in investing activities was $231.1 million in fiscal 2006. Cash was used for: the purchase of property, plant and equipment—$287.8 million and the purchase of prescription files—$53.6 million. Cash of $77.3 million was provided by proceeds from our sale leaseback transactions and cash of $26.4 million was provided by proceeds from other asset dispositions.

Cash used in investing activities was $119.0 million in fiscal 2005. Cash was used for: the purchase of property, plant and equipment—$190.8 million and the purchase of prescription files—$31.6 million. Cash of $94.2 million was provided by proceeds from our sale leaseback transactions and cash of $9.3 million was provided by proceeds from other asset dispositions.

Cash provided by financing activities was $33.7 million in fiscal 2007. Cash provided from issuance of two bonds and the term loan portion of our senior secured credit facility was used to fund the redemption and payment at maturity of several bonds and to pay down a portion of the outstanding borrowings under our revolving credit facility.

Cash used in financing activities was $272.8 million in fiscal 2006, due to the amending of our credit facility and principal payments on long term debt.

Cash used in financing activities was $571.4 million in fiscal 2005, due to the amending of our credit facility and early redemption of several bonds.

Capital Expenditures

We plan to make total capital expenditures of approximately $825 million to $875 million during fiscal 2008, consisting of approximately 40% related to new store construction, store relocation, store remodel and store improvement projects, 40% related to the integration of Brooks Eckerd, 10% related to the purchase of prescription files from independent pharmacies and 10% related to technology enhancements, improvements to distribution centers, and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities, proceeds from sale leaseback transactions and use of the revolving credit facility.

In fiscal 2009, we intend to make capital expenditures of approximately $700 million to $730 million, including capital expenditures related to the integration of Brooks Eckerd. In years after fiscal 2009, capital expenditures are planned to be approximately $575 million to $600 million.

In fiscal 2005, we resumed our new store and store relocation program. In fiscal 2008, our goal is to open or relocate approximately 125 stores, whether or not the acquisition is consumated. At least 50% of the stores will be relocated or expanded stores and the remaining will be new stores. The program is focused on our strongest existing markets. We also expect to continue remodeling stores.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. In addition, the acquisition of Jean Coutu, USA will require us to incur approximately $2.3 billion in additional debt. Based upon our current levels of operations, planned improvements in our operating performance and the opportunities that we believe the acquisition of Jean Coutu USA provides, we believe that cash flow from operating activities together with available borrowings under the senior secured credit facility, sales of accounts receivable under our securitization agreements, borrowings that have been committed to by our lenders related to the Acquisition and other sources of liquidity will be adequate to fund the Acquisition and to meet our requirements for working capital, debt service and capital expenditures including capital expenditures related to the Acquisition, for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, funding requirements related to the Acquisition and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109.  The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns.  A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination, based on the technical merits of the position, and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The interpretation is effective for our 2008 fiscal year and will be applicable to all tax positions upon initial adoption.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption.  We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.  The cumulative effect of adopting this interpretation will be recorded as a charge to retained earnings.  We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for the Servicing of Financial Assets.”  This standard is required to be adopted as of the first fiscal year beginning after September 15, 2006.  We may be required to recognize a servicing asset or liability related to our securitization agreements.  We have not quantified the impact of adopting SFAS No. 156, but we do not expect the adoption to have a material impact on our financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements.  This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We have not yet assessed the impact, if any, of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.  The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal period ending after December 15, 2006.  We have adopted this requirement and the effects are reflected in our financial position as of March 3, 2007.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008.  We have not yet adopted this requirement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet assessed the impact, if any, of adopting SFAS No. 159.

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

Goodwill Impairment:   As disclosed in the consolidated financial statements, we have unamortized goodwill in the amount of $656.0 million. In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our test as of March 3, 2007 resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our company. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

Self-insurance liabilities:   We record estimates for self-insured medical, dental, workers’ compensation and general liability insurance coverage with assistance from actuaries. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient, and additional expense may be recorded.

Benefit plan accrual:   We have several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. We record expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 158 “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board Statements No. 87, 88, 106 and 132(R)”. Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and the rate of increase in future compensation levels. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension expense recorded for these plans.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 3, 2007.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at March 3, 2007
Long-term debt, Including current portion
Fixed rate	$643	$150,322	$122	$357,930	$115	$1,956,495	$2,465,627	$2,358,634
Average Interest Rate	8.00%	6.13%	8.00%	8.17%	8.00%	7.86%	7.80%
Variable Rate	—	—	—	$445,000	—	—	$445,000	$445,000
Average Interest Rate	—	—	—	6.81%	—	—	6.81%

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

The interest rate on the variable-rate borrowings on this facility are LIBOR plus 1.50% for the revolving credit facility. Changes in one month LIBOR affect our cost of borrowings because the interest rate on our variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 10% (approximately 53 basis points) as compared to the LIBOR rate of 5.32% as of March 3, 2007 our annual interest expense would change by approximately $2.4 million based upon our variable-rate debt outstanding of approximately $445.0 million on March 3, 2007.

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

(b)   Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of March 3, 2007, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our management’s assessment of our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our management’s assessment of our internal control over financial reporting is included after the next paragraph.

(c)   Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended March 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Rite Aid Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 3, 2007, of the Company and our report dated April 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 27, 2007

Item 9B.               Other Information

None

PART III

We intend to file with the SEC a definitive proxy statement for our 2007 Annual Meeting of Stockholders, to be held on June 27, 2007, pursuant to Regulation 14A not later than 120 days after March 3, 2007. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

3.                 Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Stock Purchase Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2 to Form 8-K, filed on August 24, 2006
2.2

Stockholder Agreement, dated August 23, 2006, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu

Exhibit 10.1 to Form 8-K, filed on August 24, 2006
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999

3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Form of Proposed Amendment to the Restated Certificate of Incorporation	Included in Preliminary Proxy Statement on Schedule 14A, filed on October 2, 2006
3.5	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	5.5% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.9	By-laws, as amended and restated	Exhibit 3.1 to Form 8-K, filed on December 14, 2005
3.10	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
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

Exhibit 4.4 to Form 8-K, filed on February 7, 2000

4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.6	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.7

Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company’s 7.5% Senior Secured Notes due 2017

Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.8	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company’s 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.9

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

Exhibit 4.11 to Form 10-Q, filed on October 3, 2005
4.10

Amendment and Restatement Agreement, dated as of November 8, 2006, relating to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 30, 2005, among Rite Aid Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent and Bank of America, N.A., as syndication agent

Exhibit 10.1 to Form 8-K, filed on November 15, 2006
4.11

Amendment No. 4 to Receivables Financing Agreement and Consent, dated as of November 9, 2006, by and among Rite Aid Funding II, CAFCO, LLC, Jupiter Securitization Corporation, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, N.A., as investor agent, Wachovia Bank, National Association, as investor agent, Citicorp North America, Inc., as investor agent and program agent, Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certian other parties thereto as originators

Exhibit 10.2 to Form 8-K filed on November 15, 2006

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

Exhibit 4.13 to Form 10-Q, filed on October 3, 2005
4.14

First Amendment, dated as of September 22, 2004, to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of June 27, 2001, among Rite Aid Corporation, the Subsidiary Guarantors (named therein), Wilmington Trust Company, as collateral trustee; the senior collateral processing co-agents (named therein) and the senior collateral agents (named therein)

Exhibit 10.2 to Form 10-Q filed on September 25, 2004
4.15

Amended and Restated Collateral Trust and Intercreditor Agreement dated as of May 28, 2003, among Rite Aid Corporation, each Subsidiary of Rite Aid named therein or which becomes a party hereto, Wilmington Trust Company, as collateral trustee for the holders from time to time of the Second Priority Debt Obligations, Citicorp North America, Inc., as senior collateral processing co-agent, JPMorgan Chase Bank, as senior collateral processing co-agent for the Senior Secured Parties under the Senior Loan Documents, U.S. Bank and Trust, as trustee under the 12.5% Note Indenture, BNY Midwest Trust Company, as trustee under the 9.5% Note Indenture and as trustee under the 8.125% Note Indenture, and each other Second Priority Representative which becomes a party thereto

Exhibit 10.2 to Registration Statement of Form 8-K, filed on May 30, 2003
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.6	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.7	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2005*	Exhibit 10.8 to Form 10-K, filed on April 28, 2005

10.8	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.9	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.10	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K, filed on May 21, 2001
10.11	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, Filed on October 7, 2003
10.12	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.13	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, Filed on December 22, 2005
10.14	Employment Agreement by and between Rite Aid Corporation and Mark de Bruin, dated as of February 5, 2003*	Exhibit 10.2 to Form 10-Q, Filed on December 22, 2005
10.15	Employment Agreement by and between Rite Aid Corporation and Mark C. Panzer, dated June 27, 2001*	Exhibit 10.34 to Form 10-K, filed on May 2, 2003
10.16	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.17	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.18	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.19	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form 10-Q, Filed on October 7, 2003
10.20	Employment Agreement by and between Rite Aid Corporation and Pierre Legault, dated as of February 2, 2007	Filed herewith
11	Statement regarding computation of earnings per share	Filed herewith (see note 2 to the consolidated financial statements)
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14 (a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14 (a)/15d-14 (a) under Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*                    Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the “Company”) as of March 3, 2007 and March 4, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of March 3, 2007 and March 4, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 27, 2007

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 3, 2007	March 4, 2006
ASSETS
Current assets:
Cash and cash equivalents	$106,148	$76,067
Accounts receivable, net	374,493	354,949
Inventories, net	2,335,679	2,341,410
Prepaid expenses and other current assets	136,668	112,386
Total current assets	2,952,988	2,884,812
Property, plant and equipment, net	1,743,104	1,717,022
Goodwill	656,037	656,037
Other intangibles, net	178,220	193,228
Deferred tax assets	1,380,942	1,392,889
Other assets	179,733	144,383
Total assets	$7,091,024	$6,988,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of convertible notes, long-term debt and lease financing obligations	$16,184	$584,196
Accounts payable	902,807	862,192
Accrued salaries, wages and other current liabilities	670,934	696,936
Total current liabilities	1,589,925	2,143,324
Long-term debt, less current maturities	2,909,983	2,298,706
Lease financing obligations, less current maturities	174,121	168,544
Other noncurrent liabilities	754,149	770,876
Total liabilities	5,428,178	5,381,450
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—series E, par value $1 per share; liquidation value $50 per share; 2,500 shares authorized; shares issued 2,500	120,000	120,000
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,299 and 1,212	129,917	121,207
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,274 and 1,200	127,385	120,020
Preferred stock—series I, par value $1 per share; liquidation value $25 per share; 5,200 shares authorized; shares issued 4,820	116,415	116,074
Common stock, par value $1 per share; 1,000,000 shares authorized; shares issued and outstanding 536,686 and 527,667	536,686	527,667
Additional paid-in capital	3,118,299	3,114,997
Accumulated deficit	(2,462,197)	(2,489,023)
Accumulated other comprehensive loss	(23,659)	(24,021)
Total stockholders’ equity	1,662,846	1,606,921
Total liabilities and stockholders’ equity	$7,091,024	$6,988,371

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
Revenues	$17,507,719	$17,270,968	$16,816,439
Costs and expenses:
Cost of goods sold	12,791,597	12,571,860	12,202,894
Selling, general and administrative expenses	4,370,481	4,307,421	4,127,536
Store closing and impairment charges	49,317	68,692	35,655
Interest expense	275,219	277,017	294,871
Loss on debt modifications and retirements, net	18,662	9,186	19,229
(Gain) loss on sale of assets, net	(11,139)	(6,462)	2,247
	17,494,137	17,227,714	16,682,432
Income before income taxes	13,582	43,254	134,007
Income tax benefit	(13,244)	(1,229,752)	(168,471)
Net income	$26,826	$1,273,006	$302,478
Computation of (loss) income applicable to common stockholders:
Net income	$26,826	$1,273,006	$302,478
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(31,455)	(32,723)	(35,226)
Premium to redeem preferred stock	—	(5,883)	(5,650)
(Loss) income applicable to common stockholders	$(4,731)	$1,234,298	$261,500
Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.01)	$2.36	$0.50
Diluted (loss) income per share	$(0.01)	$1.89	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands)

Preferred Stock Series D		Preferred Stock Series E		Preferred Stock- Series F		Preferred Stock- Series G		Preferred Stock-Series H		Preferred Stock-Series I		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount

BALANCE FEBRUARY 28, 2004	4,178	$417,803									516,496	$516,496	$3,133,277	$(4,052,974)	$(22,879)	$ (8,277)
Net income														302,478		302,478
Other comprehensive income:
Minimum pension liability adjustment, net of tax of $0															874	874
Comprehensive income																303,352
Exchange of restricted shares for taxes											(17)	(17)	(43)			(60)
Issuance of restricted stock											3,037	3,037	(3,037)			—
Cancellation of restriced stock											(183)	(183)	183			—
Amortization of restricted stock balance													2,311			2,311
Stock-based compensation expense													16,709			16,709
Stock options exercised											1,105	1,105	1,937			3,042
Tax benefit from exercise of stock options													5,293			5,293
Dividends on preferred stock	345	34,441											(34,441)			—
Issuance of Series E preferred stock			2,500	120,000												120,000
Redemption of Series D stock	(1,040)	(104,001)												(5,200)		(109,201)
Exchange Series D for Series F, net of redemption	(1,161)	(116,081)			1,131	113,081								(150)		(3,150)
Exchange Series D for Series G, net of redemption	(1,161)	(116,081)					1,131	113,081						(150)		(3,150)
Exchange Series D for Series H, net of redemption	(1,161)	(116,081)							1,131	113,081				(150)		(3,150)
Cash dividends paid on preferred shares													(785)			(785)
BALANCE FEBRUARY 26, 2005	—	$—	2,500	$120,000	1,131	$113,081	1,131	$113,081	1,131	$113,081	—	$ —	520,438	$520,438	$3,121,404	$(3,756,146)	$(22,005)	$ 322,934
Net income																1,273,006		1,273,006
Other comprehensive income:
Minimum pension liability adjustment																	(3,425)	(3,425)
Tax benefit from minimum pension liability adjustment																	1,409	1,409
Comprehensive income																		1,270,990
Exchange of restricted shares for taxes													(340)	(340)	(914)			(1,254)
Issuance of restricted stock													4,202	4,202	(4,202)			—
Cancellation of restricted stock													(839)	(839)	839			—
Amortization of restricted stock balance															6,274			6,274
Stock-based compensation expense															13,987			13,987
Stock options exercised													4,206	4,206	7,356			11,562
Tax benefit from exercise of stock options															2,976			2,976
Dividends on preferred stock					46	4,569	81	8,126	69	6,939					(19,634)			—
Issuance of Series I preferred stock											4,820	116,074						116,074
Redemption of Series F stock					(1,177)	(117,650)										(5,883)		(123,533)
Cash dividends paid on preferred shares															(13,089)			(13,089)
BALANCE MARCH 4, 2006	—	$—	2,500	$120,000	—	$—	1,212	$121,207	1,200	$120,020	4,820	$116,074	527,667	$527,667	$3,114,997	$(2,489,023)	$(24,021)	$1,606,921
Net income																26,826		26,826
Other comprehensive income:
Minimum pension liability																	6,802	6,802
Tax provision from minimum pension liability adjustment																	(2,813)	(2,813)
Comprehensive income																		30,815
Adjustment to initially apply FAS No. 158, net of tax benefit of $2,560 (see Note 15)																	(3,627)	(3,627)
Exchange of restricted shares for taxes													(723)	(723)	(2,421)			(3,144)
Issuance of restricted stock													4,790	4,790	(4,790)			—
Cancellation of restricted stock													(972)	(972)	972			—
Amortization of restricted stock balance															10,702			10,702
Stock-based compensation expense															11,630			11,630
Stock options exercised													5,924	5,924	14,462			20,386
Tax benefit from exercise of stock options															4,202			4,202
Dividends on preferred stock							87	8,710	74	7,365					(16,075)			—
Adjustment to issuance costs of Series I preferred stock												341						341
Cash dividends paid on preferred shares															(15,380)			(15,380)
BALANCE MARCH 3, 2007	—	$—	2,500	$120,000	—	$—	1,299	$129,917	1,274	$127,385	4,820	$116,415	536,686	$536,686	$3,118,299	$(2,462,197)	$(23,659)	$1,662,846

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
OPERATING ACTIVITIES:
Net income	$26,826	$1,273,006	$302,478
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	270,307	249,755	246,742
Store closings and impairment charges	49,317	68,692	35,655
LIFO charges (credits)	43,006	32,188	(18,919)
(Gain) loss on sale of assets and investments, net	(11,139)	(6,462)	2,247
Stock-based compensation expense	22,331	20,261	19,020
Loss on debt modifications and retirements, net	18,662	9,186	19,229
Changes in deferred taxes	(13,362)	(1,211,646)	(179,538)
Tax benefit from the exercise of stock options	—	2,976	5,293
Proceeds from insured loss	593	24,319	—
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	20,000	180,000	150,000
Accounts receivable	(39,543)	(51,494)	36,549
Inventories	(37,275)	(63,445)	(68,063)
Prepaid expenses and other current assets	1,028	(62,061)	60,301
Other assets	13,427	(13,961)	(11,806)
Income taxes receivable/payable	1,454	(21,263)	30,832
Accounts payable	14,219	71,641	(26,511)
Other liabilities	(70,706)	(84,527)	(85,063)
Net cash provided by operating activities	309,145	417,165	518,446
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(334,485)	(287,785)	(190,792)
Intangible assets acquired	(29,243)	(53,564)	(31,625)
Expenditures for business acquisition	(18,369)	—	—
Proceeds from sale-leaseback transactions	55,563	77,307	94,151
Proceeds from dispositions of assets and investments	9,348	26,355	9,281
Proceeds from insured loss	4,406	6,603	—
Net cash used in investing activities	(312,780)	(231,084)	(118,985)
FINANCING ACTIVITIES:
Proceeds from issuance of new bank credit facilities	145,000	—	438,015
Net (payments to) proceeds from revolver	(234,000)	534,000	—
Principal payments on bank credit facilities	—	(448,875)	(1,151,125)
Proceeds from financing secured by owned property	26,527	8,001	—
Proceeds from the issuance of bonds	1,000,000	—	200,000
Principal payments on long-term debt	(901,297)	(377,023)	(82,116)
Change in zero balance cash accounts	15,662	26,393	25,792
Net proceeds from the issuance of common stock	20,386	11,562	3,042
Net proceeds from the issuance of preferred stock	—	116,885	120,975
Payments for the redemption of preferred stock	—	(123,533)	(118,651)
Payments for preferred stock dividends	(15,380)	(13,089)	(785)
Excess tax deduction on stock options	1,587	—	—
Deferred financing costs paid	(24,769)	(7,156)	(6,542)
Net cash provided by (used in) financing activities	33,716	(272,835)	(571,395)
Increase (decrease) in cash and cash equivalents	30,081	(86,754)	(171,934)
Cash and cash equivalents, beginning of year	76,067	162,821	334,755
Cash and cash equivalents, end of year	$106,148	$76,067	$162,821

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

1.                 Summary of Significant Accounting Policies

Description of Business

The Company is a Delaware corporation and through its wholly-owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 3,333 stores in operation as of March 3, 2007. The Company’s drugstores’ primary business is pharmacy services. The Company also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

The Company’s operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
Pharmacy sales	$11,102,188	$10,868,291	$10,654,496
Front-end sales	6,320,157	6,317,165	6,087,999
Other revenue	85,374	85,512	73,944
	$17,507,719	$17,270,968	$16,816,439

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal year ended March 3, 2007 included 52 weeks,  the fiscal year ended March 4, 2006 included 53 weeks and the fiscal year ended February 26, 2005 included 52 weeks.

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

Allowance for Uncollectible Receivables

Approximately 95% of prescription sales are made to customers that are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

Inventories

Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out (“LIFO”) method of accounting for substantially all of its inventories. At March 3, 2007 and March 4, 2006, inventories were $546,614 and $503,608, respectively, lower than the amounts that would have been reported using the first-in, first-out (“FIFO”) method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The LIFO charge (credit) was $43,006, $32,188 and $(18,919) for fiscal years 2007, 2006, and 2005, respectively.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

Capitalized lease assets are recorded at the lesser of the present value of minimum lease payments or fair market value and amortized over the estimated useful life of the related property or term of the lease.

The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2007, 2006 and 2005, the Company capitalized costs of approximately $4,956, $3,563 and $2,991, respectively.

Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets”, the Company does not amortize goodwill. The Company also has certain finite-lived intangible assets that are amortized over their useful lives. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Prescription files purchased and those acquired in business combinations are amortized over their estimated useful lives of five years.

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

Vendor Rebates and Allowances

Rebates and allowances received from vendors relate to either buying and merchandising or promoting the product. Buying and merchandising related rebates and allowances are recorded as a reduction of cost of goods sold as product is sold. Buying and merchandising rebates and allowances include all types of vendor programs such as cash discounts from timely payment of invoices, purchase discounts or rebates, volume purchase allowances, price reduction allowances and slotting allowances. Product promotion related rebates and allowances, primarily related to advertising, are recorded as a reduction in selling, general and administrative expenses when the advertising commitment has been satisfied.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

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

Advertising

Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2007, 2006 and 2005 were $295,232, $293,545 and $278,949, respectively.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

Stock-Based Compensation

The Company has several stock option plans, which are described in detail in Note 14. The Company accounts for stock-based compensation under SFAS No. 123(R), “Share-Based Payment”, which requires companies to account for share-based payments to associates using the fair value method of expense recognition. Fair value for stock options can be calculated using either a closed form or open form calculation method. SFAS No. 123(R) requires companies to recognize option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.

The Company adopted SFAS No. 123(R) effective March 5, 2006 using the modified prospective transition method. The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” effective March 2, 2003 and had been recognizing expense on a ratable basis related to share-based payments to associates using the fair value method. The adoption of SFAS No. 123(R) did not have a material impact on its financial position and results of operations.

SFAS No. 123(R) also requires the company to reclassify tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statement of cash flows.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

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

Sales Tax Collected

Sales taxes collected from customers and remitted to various governmental agencies are presented on a net basis (excluded from revenues) in the Company’s statement of operations.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

The Company’s pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer’s eligible prescription purchases. During fiscal 2007, the top five third party payors accounted for approximately 31.2% of the Company’s total sales, the largest of which represented 9.4% of total sales. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. During fiscal 2007, state sponsored Medicaid agencies accounted for approximately 6.8% of the Company’s total sales, the largest of which was less than 2% of the Company’s total sales. Any significant loss of third-party payor business could have a material adverse effect on the Company’s business and results of operations.

During fiscal 2007, the Company purchased brand pharmaceuticals and some generic pharmaceuticals which amounted to approximately 94% of the dollar volume of its prescription drugs from a single wholesaler, McKesson Corp. (“McKesson”), under a contract expiring March 2009. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company’s relationship with McKesson was disrupted, the Company could have temporary difficulty filling prescriptions until a replacement strategy was executed, which would negatively impact the business.

Derivatives

The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

the interest rate swap agreements based on the criteria as provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. The Company will use hedge accounting treatment on derivative instruments to the extent that the respective instrument qualifies for such treatment under SFAS No. 133. As of March 3, 2007 and March 4, 2006, the Company had no interest rate swap arrangements or other derivatives.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination, based on the technical merits of the position, and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation is effective for the 2008 fiscal year and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoptions. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements. The cumulative effect of adopting this interpretation will be recorded as a charge to retained earnings. The Company does not expect that the adoption of FIN 48 will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for the Servicing of Financial Assets.”  This standard is required to be adopted as of the first fiscal year beginning after September 15, 2006.  The Company may be required to recognize a servicing asset or liability related to its securitization agreements.  The Company has not quantified the impact of adopting SFAS No. 156, but does not expect the adoption to have a material impact on its financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact, if any of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.  The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006.  The Company adopted this requirement and the effects are reflected in its financial position as of March 3, 2007.  Further disclosure of the impact of the adoption is contained in Note 15.  The requirement to measure plan assets and benefit obligations as of

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008.  The Company has not yet adopted this requirement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not effect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact, if any of adopting SFAS No. 159.

2.      Pending Acquisition

On August 23, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with The Jean Coutu Group (PJC) Inc. (“Jean Coutu Group”). Under the terms of the Agreement, the Company will acquire (“the Acquisition”) from Jean Coutu Group all of the membership interests of JCG (PJC) USA, LLC (“Jean Coutu USA”), a wholly owned subsidiary of Jean Coutu Group, which is engaged in the business of owning and operating retail pharmacy stores conducting business under the Eckerd and Brooks banners. As consideration for the Acquisition, the Company will issue 250,000 shares of Rite Aid common stock and will pay $2,300,000 in cash, subject to a working capital adjustment. The Company intends to finance the Acquisition through the issuance of new debt.

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

The Company and Jean Coutu Group have each made customary representations, warranties and covenants in the Stock Purchase Agreement, including, among others, Jean Coutu Group’s covenant to cause Jean Coutu USA and its subsidiaries to conduct their business in the ordinary course between the execution of the Agreement and the closing of the Acquisition and to refrain from certain types of transactions during that period. Consummation of the Acquisition is subject to customary conditions, including, among others: (i) expiration or termination of the applicable antitrust waiting period, (ii) receipt of NYSE listing approval with respect to the shares of Rite Aid common stock to be issued to Jean Coutu

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

Group, (iii) absence of any law or order prohibiting the consummation of the Acquisition, (iv) no threatened or pending litigation seeking to limit Rite Aid’s ownership or operation of Rite Aid’s or Jean Coutu USA’s assets and (v) subject to certain exceptions, the accuracy of the representations and warranties of the parties. The Company had completed the majority of these items, including obtaining the approval of the acquisition by its shareholders and reaching an agreement with the Federal Trade Commission (“FTC”) staff to divest the stores. The agreement with the FTC staff is subject to approval by the Commissioners of the FTC, which the Company expects to obtain. The Company expects to complete the Acquisition by the end of May 2007. As of March 3, 2007, the Company has incurred and capitalized costs of $23,628 directly related to the Acquisition.

3.                 (Loss) Income Per Share

Basic (loss) income per share is computed by dividing (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
Numerator for (loss) income per share:
Net income	$26,826	$1,273,006	$302,478
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(31,455)	(32,723)	(35,226)
Premium to redeem preferred stock	—	(5,883)	(5,650)
(Loss) income attributable to common stockholders	$(4,731)	$1,234,298	$261,500
Plus: Interest on convertible debt	—	5,936	11,872
Plus: Cumulative preferred stock dividends	—	32,723	26,420
Plus: Redemption premium on preferred stock	—	5,883	—
(Loss) income attributable to common stockholders—diluted	$(4,731)	$1,278,840	$299,792
Denominator:
Basic weighted average shares	524,460	523,938	518,716
Outstanding options, net	—	7,749	12,293
Convertible preferred stock	—	106,517	64,591
Convertible debt	—	38,462	38,462
Diluted weighted average shares	524,460	676,666	634,062
Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.01)	$2.36	$0.50
Diluted (loss) income per share	$(0.01)	$1.89	$0.47

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

The following potential common shares have been excluded from the computation of diluted earnings per share:

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
Stock options	54,460	38,427	18,461
Convertible preferred stock	94,291	—	18,883
Convertible notes(1)	38,462	—	—
	187,213	38,427	37,344

(1)          Although the 4.75% convertible notes were paid at maturity in December 2006, they are included on this table because the weighted average shares outstanding would have been included in the income per share calculation if the security had been dilutive.

4.                 Store Closing and Impairment Charges

Store closing and impairment charges consisted of:

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
Impairment charges	$31,425	$46,114	$30,014
Store and equipment lease exit charges	17,892	22,578	5,641
	$49,317	$68,692	$35,655

Impairment Charges

In fiscal 2007, 2006, and 2005, store closing and impairment charges included non-cash charges of $31,425, $46,114 and $30,014, respectively, for the impairment of long-lived assets at 342, 414 and 291 stores, respectively. These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

Store and Equipment Lease Exit Charges

During fiscal 2007, 2006, and 2005, the Company recorded charges for 49, 43 and 13 stores, respectively, to be closed or relocated under long term leases. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The discount rates used to determine the liability were 4.40%, 4.70% and 3.90% at March 3, 2007, March 4, 2006, and February 26, 2005, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

The reserve for store lease exit costs included the following activity:

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
Balance—beginning of year	$208,455	$220,903	$254,361
Provision for present value of noncancellable lease payments of stores designated to be closed, net of sub-lease income	14,288	18,482	14,515
Changes in assumptions about future sublease income, terminations and change of interest rate	(4,283)	(4,201)	(14,291)
Reversals of reserves for stores that management has determined will remain open	(812)	(271)	(2,137)
Interest accretion	9,274	8,814	8,188
Cash payments, net of sublease income	(31,717)	(35,272)	(39,733)
Balance—end of year	$195,205	$208,455	$220,903

The Company’s revenues and income before income taxes for fiscal 2007, 2006, and 2005 included results from stores that have been closed or are approved for closure as of March 3, 2007. The revenue and operating losses of these stores for the periods are presented as follows:

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
Revenues	$70,760	$151,977	$157,860
(Loss) income from operations	(8,374)	(3,386)	156

Included in loss from operations for fiscal 2007, 2006, and 2005 are depreciation and amortization charges of $470, $1,134 and $1,431, respectively, and closed store inventory liquidation charges of $5,415, $2,396 and $0 respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

5.                 Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at March 3, 2007 and March 4, 2006 was $30,246 and $32,336, respectively. The Company’s accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

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

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At March 3, 2007 and March 4, 2006, the total of outstanding receivables that have been transferred to the CPVs were $350,000 and $330,000, respectively. The average amount of outstanding receivables transferred during fiscal 2007, 2006 and 2005 was $334,588, $243,639 and $263,312, respectively. Total receivable transfers for fiscal 2007, 2006 and 2005 totaled approximately $4,674,000, $3,716,000 and $1,897,000, respectively. Collections made by the Company as part of the servicing arrangement on behalf of the CPVs, for fiscal 2007, 2006 and 2005 totaled approximately $4,654,000, $3,536,000 and $1,747,000, respectively. At March 3, 2007 and March 4, 2006, the Company retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $255,057 and $248,274, respectively, inclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

The Company is subject to an ongoing program fee of approximately LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2007, 2006 and 2005 were $21,885, $12,805 and $3,962, respectively. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2007 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, the Company has access to a backstop credit facility, which is backed by the CPVs and which expires in September 2007, to continue to provide liquidity to the Company.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company’s corporate concentration account. At March 3, 2007 and March 4, 2006, the Company had $3,000 and $2,219 of cash, respectively that was restricted for the payment of trustee fees.

The Company has determined  that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Additionally, the Company has determined that it does not hold a variable

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

interest in the CPVs, pursuant to the guidance in FIN 46R, “Consolidation of Variable Interest Entities”, and therefore has determined that the de-recognition of the transferred receivables is appropriate.

6.                 Property, Plant and Equipment

Following is a summary of property, plant and equipment, including capital lease assets, at March 3, 2007 and March 4, 2006:

	2007	2006
Land	$190,859	$186,665
Buildings	616,907	604,201
Leasehold improvements	1,199,043	1,174,883
Equipment	1,611,947	1,488,184
Construction in progress	100,762	70,046
	3,719,518	3,523,979
Accumulated depreciation	(1,976,414)	(1,806,957)
Property, plant and equipment, net	$1,743,104	$1,717,022

Depreciation expense, which included the depreciation of assets recorded under capital leases, was $230,168 in fiscal 2007, $217,160 in fiscal 2006 and $219,641 in fiscal 2005.

Included in property, plant and equipment was the carrying amount of assets to be disposed of totaling $19,269 and $15,638 at March 3, 2007 and March 4, 2006.

7.                 Goodwill and Other Intangibles

The Company accounts for goodwill under the guidance set forth in SFAS No. 142, which specifies that all goodwill and indefinite life intangibles shall not be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis. The Company has completed its annual impairment evaluation for the year ended March 3, 2007, and concluded that there is no goodwill impairment loss to be recognized. As of March 3, 2007 and March 4, 2006 the Company had goodwill of $656,037 and no indefinite life intangibles.

The Company’s intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company’s intangible assets as of March 3, 2007 and March 4, 2006.

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$297,679	$(199,414)	10 years	$306,665	$(195,669)	11 years
Prescription files	428,282	(348,326)	3 years	408,519	(326,287)	4 years
Total	$725,961	$(547,740)		$715,184	$(521,956)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

Amortization expense for these intangible assets was $40,139, $32,595 and $27,101 for fiscal 2007, 2006 and 2005, respectively. The anticipated annual amortization expense for these intangible assets is 2008—$37,713; 2009—$33,619; 2010—$27,445; 2011—$18,515 and 2012—$8,487.

8.                 Accrued Salaries, Wages and Other Current Liabilities

Accrued salaries, wages and other current liabilities consisted of the following at March 3, 2007 and March 4, 2006:

	2007	2006
Accrued wages, benefits and other personnel costs	$270,539	$285,233
Accrued self insurance liability, current portion	68,395	74,684
Accrued sales and other taxes payable	50,904	41,107
Accrued interest	25,054	38,503
Accrued lease exit costs, current portion	28,645	28,883
Deferred vendor income, current portion	19,113	25,062
Accrued store expense	21,833	28,529
Accrued rent and other occupancy costs	24,771	23,937
Accrued real estate and personal property taxes	20,728	21,440
Accrued legal and other professional fees	14,576	10,442
Other	126,376	119,116
	$670,934	$696,936

9.                 Income Taxes

The provision for income taxes was as follows:

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
Current tax expense (benefit)
Federal	$3,771	$(6,621)	$1,405
State	(3,585)	(17,424)	14,092
	186	(24,045)	15,497
Deferred tax expense (benefit):
Federal	14,421	(1,088,507)	(176,031)
State	(27,851)	(117,200)	(7,937)
	(13,430)	(1,205,707)	(183,968)
Total income tax benefit	$(13,244)	$(1,229,752)	$(168,471)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

A reconciliation of the expected statutory federal tax and the total income tax benefit was as follows:

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
Expected federal statutory expense at 35%	$4,753	$15,139	$46,903
Nondeductible expenses	3,460	2,568	3,073
State income taxes, net	(24,140)	3,155	4,001
Recoverable tax and reduction of previously recorded liabilities	(5,376)	(19,527)	—
Credits generated	(1,022)	—	—
Valuation allowance	9,081	(1,231,087)	(222,448)
Total income tax benefit	$(13,244)	$(1,229,752)	$(168,471)

The income tax benefit for fiscal 2007 included a state tax benefit of $24,140 which primarily related to an increase in the Company’s state tax rate applied to the net deferred tax assets.

The income tax benefit for fiscal 2006 included $1,231,087 related to the reduction of the valuation allowance on federal and state net deferred tax assets that have an expected future utilization and were  reserved prior to fiscal 2006.

The income tax benefit for fiscal 2005 included $179,538 related to the reduction of the valuation allowance on federal and state net deferred tax assets that have an expected future utilization and were fully reserved prior to fiscal 2005.

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at March 3, 2007 and March 4, 2006:

	2007	2006
Deferred tax assets:
Accounts receivable	$17,469	$17,483
Accrued expenses	170,293	169,952
Liability for lease exit costs	92,136	92,215
Pension, retirement and other benefits	111,126	106,168
Investment	13,927	18,892
Long-lived assets	255,326	224,638
Credits	71,727	68,564
Net operating losses	1,022,015	1,083,522
Total gross deferred tax assets	1,754,019	1,781,434
Valuation allowance	(239,836)	(259,602)
Total deferred tax assets	1,514,183	1,521,832
Deferred tax liabilities:
Inventory	97,657	119,251
Other	3,558	3,229
Total gross deferred tax liabilities	101,215	122,480
Net deferred tax assets	$1,412,968	$1,399,352

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

Prior year’s classifications in the above table were reclassed during fiscal 2007 to conform to current year presentation. The Company continues to be examined by taxing authorities and management believes there are adequate reserves for remaining federal and state income taxes.

Net Operating Losses, Capital Losses and Tax Credits

At March 3, 2007, the Company had federal net operating loss (NOL) carryforwards of approximately $2,239,000, the majority of which will expire, if not utilized, between fiscal 2019 and 2022. The Company underwent an ownership change for statutory tax purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. This limitation was considered when the valuation allowance was released.

At March 3, 2007, the Company had state NOL carryforwards of approximately $3,093,000, the majority of which will expire between fiscal 2015 and 2022.

At March 3, 2007, the Company had a capital loss carryforward of $237,576 which will expire, if not offset by future capital gains, by fiscal 2008.

At March 3, 2007, the Company had federal business tax credit carryforwards of $52,662, the majority of which will expire between 2013 and 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $10,078.

Valuation Allowances

The valuation allowances as of March 3, 2007 and March 4, 2006 apply to the net deferred tax assets of the Company. The fiscal 2007 net decrease in the valuation allowance resulted primarily from the expiration of capital loss and state net operating loss carryforwards which had been fully reserved as of the beginning of the fiscal year. Based upon a review of a number of factors, including the Company’s historical operating performance and its expectation that it can generate sustainable consolidated taxable income for the foreseeable future, management concluded at the end of fiscal 2006 that the majority of the net deferred tax assets would be utilized. Thus, pursuant to SFAS No. 109, management recorded a tax benefit during fiscal 2006 releasing most of the remaining valuation allowance, resulting in a non-cash increase in net income of $1,231.1 million. An additional reduction in the valuation allowance of $1,847 was recorded as additional paid-in capital in fiscal 2006 to reflect the tax benefit associated with previously recorded stock based compensation. The Company maintained a valuation allowance of $239,836 and $259,602 against net deferred tax assets at fiscal year end 2007 and 2006, respectively, which related primarily to state net operating loss carryforwards and capital loss carryforwards.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

10.          Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations at March 3, 2007 and March 4, 2006:

	March 3, 2007	March 4, 2006
Secured Debt:
Senior secured revolving credit facility due September 2010	$300,000	$534,000
Senior secured credit facility term loan due September 2010	145,000	—
12.5% senior secured notes due September 2006	—	140,985
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $2,167 and $2,834)	357,833	357,166
9.5% senior secured notes due February 2011	—	300,000
7.5% senior secured notes due January 2015	200,000	200,000
7.5% senior secured notes due March 2017	500,000	—
Other	1,521	1,962
	1,504,354	1,534,113
Lease Financing Obligations	189,662	178,227
Unsecured Debt:
4.75% convertible notes due December 2006	—	249,000
7.125% notes due January 2007	—	184,074
6.125% fixed-rate senior notes due December 2008	150,000	150,000
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,501 and $1,741)	148,499	148,259
6.875% senior debentures due August 2013	184,773	184,773
8.625% senior notes due March 2015	500,000	—
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	1,406,272	1,339,106
Total debt	3,100,288	3,051,446
Current maturities of convertible notes, long-term debt and lease financing obligations	(16,184)	(584,196)
Long-term debt and lease financing obligations, less current maturities	$3,084,104	$2,467,250

2007 Transactions:

In November 2006, the Company entered into an amendment of its senior secured credit facility to permit the financing of the Acquisition. Pursuant to the terms of the senior secured credit facility amendment, the Company established a senior secured term loan facility in the aggregate principal amount of $145,000 and borrowed the full amount thereunder. Proceeds from the borrowings under the new senior secured term loan facility (the “Tranche 1 Term Loans”) were used to pay amounts outstanding under the revolving credit facility, which had been used to repay, at maturity, the outstanding principal and accrued interest payable under the Company’s 12.5% senior secured notes due September 2006.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

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

In addition to the issuance of the Tranche 1 Term Loans, the lenders to the senior secured credit facility agreed to establish, in connection with the Acquisition, an additional senior secured term loan facility in an aggregate principal amount of $1,105,000 (the “Tranche 2 Term Loans”). The Company expects to draw the full amount of the Tranche 2 Term Loans upon the closing of the Acquisition and to use the proceeds to pay a portion of the consideration for the Acquisition.

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

The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,800,000 in secured subordinated debt in addition to the senior secured credit facility (which amount is reduced by any additional unsecured debt that matures prior to December 31, 2010, as described below). The Company has the ability to incur additional unsecured debt of up to $750,000 with a scheduled maturity date prior to December 31, 2010. The maximum amount of additional secured second priority debt and unsecured debt with a maturity prior to December 31, 2010 that can be incurred is $1,800,000. At March 3, 2007, remaining additional permitted secured second priority debt under the senior secured credit facility was $740,000 in addition to what is available under the revolving credit facility; however, other debentures do not permit additional secured debt if the revolver is fully drawn. The amendment of the senior secured credit facility that will occur at the closing of the Acquisition will permit the incurrence of the Tranche 1 and Tranche 2 Term Loans discussed above without reducing the Company’s ability to incur additional secured or unsecured debt under the senior secured credit facility. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond December 31, 2010; however, other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before December 2010, and for the repurchase of debt with a maturity after December 2010, if the Company maintains availability on the revolving credit facility of at least $100,000.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

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

The Company’s ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At March 3, 2007, the Company had $300,000 of borrowings outstanding under the revolving credit facility. The Company also had letters of credit outstanding against the revolving credit facility of $117,138, which gave the Company additional borrowing capacity of $1,332,862.

Other Transactions

In February 2007, the Company issued $500,000 aggregate principal amount of 7.5% senior secured notes due 2017.  These notes are unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness.  The Company’s obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under its senior secured credit facility.  The guarantees are secured, subject to the permitted liens, by shared second priority liens, with holders of our 8.125% senior secured notes due 2010 and our 7.5% senior secured notes due 2015, granted by subsidiary guarantors on all their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions.  The indenture governing the 7.5% senior secured notes due 2017 contains covenant provisions that, among other things, include limitations on the Company’s ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.  Proceeds from this offering were used to repay outstanding borrowings on the Company’s revolving credit facility and to fund the redemption of the Company’s 9.5% senior secured notes due 2011, by deposit into an escrow fund with an independent trustee.  Per the terms of the indenture that governed the 9.5% senior secured notes due 2011, the Company paid a premium to the noteholders of 104.75% of par.  The Company recorded a loss on debt modification of $18,662 related to the early redemption of the 9.5% senior secured notes due 2011, which included the call premium and unamortized debt issue costs on the notes.

In February 2007, the Company issued $500,000 aggregate principal amount of 8.625% senior notes due 2015.  These notes are unsecured.  The indenture governing the 8.625% senior notes due 2015 contains provisions that, among other things, include limitations on the Company’s  ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.  The 8.625% senior notes due 2015 do not have the benefit of subsidiary guarantees.  Proceeds from the issuance of the notes were used to repay borrowings under the Company’s revolving credit facility.

In January 2007, the Company paid at maturity the remaining outstanding principal amount of $184,074 of the Company’s 7.125% notes due January 2007.  This payment was funded with borrowings under the revolving credit facility.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

In December 2006, the Company paid at maturity the remaining outstanding principal amount of $250,000 of its 4.75% convertible  notes due December 2006.  This payment was funded with borrowings under the revolving credit facility.

In September 2006, the Company completed the early redemption of all of its outstanding $142,025 of its 12.5% senior secured notes due September 2006.  This payment was funded with borrowing under the revolving credit facility, which were subsequently repaid with borrowings of the Tranche 1 term loans.

2006 Transactions:

Credit Facility

On September 30, 2005, the Company amended its senior secured credit facility. The amended senior credit facility consisted solely of a $1,750,000 revolving credit facility and had a maturity date of September  2010.

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

Other Transactions

In January 2005, the Company issued $200,000 aggregate principal amount of 7.5% senior secured notes due 2015. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation, and rank

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

equally in right of payment with all other unsecured, unsubordinated indebtedness. The Company’s obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under the senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with the holders of the Company’s other senior secured notes, granted by the subsidiary guarantors on all of their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions. The indenture governing the Company’s 7.5% senior secured notes contains customary covenant provisions that, among other things, include limitations on the Company’s ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

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

Other:

The Company has outstanding letters of credit of $117,138 at March 3, 2007 and $115,703 at March 4, 2006.

The annual weighted average interest rate on the Company’s indebtedness was 7.6%, 7.4%, and 7.0% for fiscal 2007, 2006, and 2005, respectively.

The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2008—$643; 2009—$150,322; 2010—$122; 2011—$802,930 and $1,956,610 in 2012 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Substantially all of Rite Aid Corporation’s wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory, and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior credit facility. Rite Aid Corporation’s direct obligations under the senior credit facility are unsecured. The 8.125% senior secured notes due 2010, the 7.5% senior secured notes due 2015 and the 7.5% senior secured notes due 2017 are guaranteed by substantially all of the Company’s wholly-owned subsidiaries and are secured on a second priority basis by the same collateral as the senior secured credit facility.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

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

11.          Leases

The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from five to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $7,725, $7,534, and $7,499, was $586,776, $569,269 and $555,940 in fiscal 2007, 2006, and 2005, respectively. These amounts include contingent rentals of $30,786, $31,345 and $33,051 in fiscal 2007, 2006, and 2005, respectively.

During fiscal 2007, the Company sold 29 properties to several independent third parties. Proceeds from these sales totaled $82,090. The Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. Twenty-four leases are being accounted for as operating leases and five are being accounted for under the financing method as of March 3, 2007, as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Gains on these transactions of $4,562 have been deferred and are being recorded over the related minimum lease terms. Losses of $477, which relate to certain stores in these transactions, were recorded as losses on the sale of assets and investments for the year ended March 3, 2007.

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

During fiscal 2005, the Company sold 36 owned properties to several outside entities. Proceeds from these sales totaled $94,151. The Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. The leases were accounted for as operating leases. Gains on these transactions of $14,500 were deferred and were recorded over the related minimum lease terms. Losses of $3,151, which related to certain stores ini these transactions, were recorded as losses on the sale of assets and investments for the year ended February 26, 2005.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 3, 2007 and March 4, 2006 are summarized as follows:

	2007	2006
Land	$7,670	$6,617
Buildings	181,433	175,027
Leasehold improvements	6,238	1,748
Equipment	17,263	11,353
Accumulated depreciation	(79,316)	(68,373)
	$133,288	$126,372

Following is a summary of lease finance obligations at March 3, 2007 and March 4, 2006:

	2007	2006
Obligations under capital leases	$169,375	$170,838
Sale-leaseback obligations	20,286	7,388
Less current obligation	(15,540)	(9,682)
Long-term lease finance obligations	$174,121	$168,544

Following are the minimum lease payments for all properties under a lease agreement, net of sublease income, that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 3, 2007:

Fiscal year	Lease Financing Obligations	Operating Leases
2008	31,281	600,243
2009	24,100	603,842
2010	23,536	577,435
2011	23,511	545,386
2012	23,415	511,551
Later years	176,720	4,155,633
Total minimum lease payments	302,563	6,994,090
Amount representing interest	(112,901)
Present value of minimum lease payments	189,662

12.          Redeemable Preferred Stock

In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $19,253 for the fiscal 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders’ equity using the interest method are made so that the carrying amount  equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2007, 2006 and 2005. The amount of this instrument is $20,072 and $19,970 and is recorded in Other Non-Current Liabilities as of March 3, 2007 and March 4, 2006, respectively.

13.          Capital Stock

As of March 3, 2007, the authorized capital stock of the Company consists of 1,000,000 shares of common stock and 20,000 shares of preferred stock, each having a par value of $1.00 per share. Preferred stock is issued in series, subject to terms established by the Board of Directors.

On January 18, 2007, the Company’s Stockholders approved an amendment to the Restated Certificate of Incorporation to increase the authorized shares of common stock to 1,500,000. This increase in authorized shares is contingent upon and effective on the closing date of the acquisition of Jean Coutu USA, as discussed in Note 2.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

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

During the fourth quarter of fiscal 2005, the Company issued 2,500 shares of Series E Mandatory Convertible preferred stock (“Series E preferred stock”) at an offering price of $49 per share. Dividends on the Series E preferred stock are $3.50 per share per year, and are due and payable on a quarterly basis beginning on May 2, 2005. The dividends are payable in either cash or common stock or a combination thereof at our election. The Series E preferred stock will automatically convert into common stock on February 1, 2008 at a rate that is dependent upon the adjusted applicable market value of the Company’s common stock (as defined in the Series E preferred stock agreement). If the adjusted applicable market value of the Company’s common stock is $5.36 a share or higher at the conversion date, then the Series E preferred stock is convertible at a rate of 9.3284 shares (or higher) of the Company’s common stock for every share of Series E preferred stock outstanding. If the adjusted applicable market value of the Company’s common stock is less than or equal to $3.57 per share at the conversion date, then the Series E preferred stock is convertible at a rate of 14.0056 shares of the Company’s common stock for every share of Series E preferred stock outstanding. If the adjusted applicable market value of the Company’s common stock is between $3.57 per share and $5.36 per share at the conversion date, then the Series E preferred stock is convertible into common stock at a rate that is between 14.0056 and 9.3284 shares. The Series E preferred stock is also convertible at the Company’s option, but only if the closing price per share of the Company’s common stock exceeds $8.04 for at least 20 trading days within a period of 40 consecutive trading days.

Proceeds of $120,000, net of estimated issuance cost of $2,500, from the offering of the Company’s Series E preferred stock were used to redeem 1,040 shares of the Company’s Series D preferred stock. In accordance with the provisions of the Series D stock agreement, the Company paid a premium of 105% of the liquidation preference of $100 per share. The total premium was $5,650 and was recorded as an increase to the accumulated deficit in the year ended February 26, 2005. Subsequent to the issuance of the Series E preferred stock, the Company exchanged the remaining 3,483 shares of Series D preferred stock for equal amounts of Series F, G and H preferred stock. The Series F, G and H preferred stock have substantially the same terms as the Series D preferred stock, except for differences in dividend rates and redemption features. The Series F preferred stock was redeemed in the year ended March 4, 2006, in connection with the issuance of Series I preferred stock previously described. The Series G preferred stock pays dividends at 7% of liquidation preference and can be redeemed at the Company’s election after January 2009. The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at the Company’s election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at the election of the Company. Any redemptions are at 105% of the liquidations preference of $100 per share, plus accrued and unpaid dividends. The Series G, and H shares are all convertible into common stock of the Company, at the holder’s option, at a conversion rate of $5.50 per share.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

14.          Stock Option and Stock Award Plans

As disclosed in Note 1, effective March 5, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using the modified prospective transition method.  Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures.  Operating results for fiscal 2007, 2006 and 2005 include $22,331, $20,261, and $19,020 of compensation costs related to the Company’s stock-based compensation arrangements.

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

In January 2007, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2006 Omnibus Equity Plan. Under the plan, 50,000 shares of Rite Aid common stock are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the 2006 Omnibus Equity Plan will become effective upon the closing of the pending acquisition.

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 113,591 as of March 3, 2007.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

The Company has issued options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein. As of March 3, 2007, 6,563 of these options remain outstanding.

Stock Options

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model.  The following assumptions were used for options granted in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Expected stock price volatility	56%	59%	72%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.99%	4.04%	3.27%
Expected option life	5.5 years	4.0 years	4.0 years

The weighted average fair value of options granted during fiscal 2007, 2006, and 2005 was $2.47, $1.99, and $2.92, respectively.

Following is a summary of stock option transactions for the fiscal years ended March 3, 2007, March 4, 2006, and February 26, 2005:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 28, 2004	61,995	$4.72
Granted	6,220	5.22
Exercised	(1,105)	2.78
Cancelled	(2,179)	5.50
Outstanding at February 26, 2005	64,931	4.78
Granted	7,678	4.05
Exercised	(4,206)	2.75
Cancelled	(5,685)	5.93
Outstanding at March 4, 2006	62,718	4.72
Granted	6,793	4.43
Exercised	(5,916)	3.44
Cancelled	(2,999)	9.05
Outstanding at March 3, 2007	60,596	4.60	5.32	$112,696
Vested or expected to vest at March 3, 2007	56,293	4.60	5.11	$107,389
Exercisable at March 3, 2007	46,268	4.65	4.34	$93,150

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

As of March 3, 2007, there was $22,728 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures.  These costs are expected to be recognized over a weighted average period of 2.47 years.

Cash received from stock option exercises for fiscal 2007, 2006, and 2005 was $20,386, $11,562, and $3,042, respectively.  The income tax benefits from stock option exercises totaled $4,202, $2,976, and $5,293 for fiscal 2007, 2006 and 2005, respectively. The total intrinsic value of stock options exercised for fiscal 2007, 2006, and 2005 was $12,346, $5,229, and $2,718, respectively.

Restricted Stock

The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. Additionally, vesting of 647 shares awarded to certain senior executives is conditional upon the Company meeting specified performance targets. Following is a summary of restricted stock transactions for the fiscal years ended March 3, 2007, March 4, 2006, and February 26, 2005:

	Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2004	206	$5.77
Granted	6,232	4.65
Vested	(83)	6.25
Cancelled	(1,884)	5.37
Balance at February 26, 2005	4,471	4.37
Granted	4,546	4.05
Vested	(905)	3.92
Cancelled	(2,377)	4.83
Balance at March 4, 2006	5,735	4.00
Granted	5,139	4.37
Vested	(1,899)	4.02
Cancelled	(973)	4.18
Balance at March 3, 2007	8,002	$4.21

Compensation expense related to all restricted stock grants is being recorded over a three year vesting period of these grants. At March 3, 2007, there was $21,027 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures.  These costs are expected to be recognized over a weighted average period of 1.88 years.

The total fair value of restricted stock vested during fiscal years 2007, 2006, and 2005 was $7,632, $3,548, and $521, respectively.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

15. Retirement Plans

Defined Contribution Plans

The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. During fiscal 2003, the Company committed to maintaining the current level of benefits in its principal 401(k) plan through December 31, 2006. Going forward, the Company’s contribution to the principal 401(k)  plan will continue to be based on the plan’s provisions. Per those provisions, the Company matches 100% of a participant’s pretax payroll contributions, up to a maximum of 3% of such participant’s pretax annual compensation. Thereafter, the Company will match 50% of the participant’s additional pretax payroll contributions, up to a maximum of 2% of such participant’s additional pretax annual compensation. Total expenses recognized for the above plans was $34,524 in fiscal 2007, $32,633 in fiscal 2006 and $30,358 in fiscal 2005.

The Chairman of the Board and the President and Chief Executive Officer are entitled to supplemental retirement defined contribution arrangements in accordance with their employment agreements, which vest immediately. The Company makes investments to fund these obligations. Other officers, who are not participating in the defined benefit nonqualified executive retirement plan, are included in a supplemental retirement plan, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense recognized for these plans was $7,294 in fiscal 2007,  $4,862 in fiscal 2006, and $5,170 in fiscal 2005.

Defined Benefit Plans

The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company’s funding policy for the Rite Aid Pension Plan (the “Defined Benefit Pension Plan”) is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made discretionary contributions of $10,700 in fiscal 2007, $8,100 in fiscal 2006, and $0 in fiscal 2005.

The Company has established the nonqualified executive retirement plan for certain officers who, pursuant to their employment agreements, are not participating in the defined contribution supplemental retirement plan. Generally, eligible participants receive an annual benefit, payable monthly over fifteen years, equal to a percentage of the average of the three highest annual base salaries paid or accrued for each participant within the ten fiscal years prior to the date of the event giving rise to payment of the benefit. This defined benefit plan is unfunded.

On March 3, 2007, the last day of the fiscal year, the Company adopted certain provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88. 106 and 132(R)”. This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

liability on the balance sheet and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income.

The initial incremental recognition of the funded status under SFAS No. 158 is recognized as an adjustment to accumulated other comprehensive loss as of March 3, 2007. The cumulative effect of adopting the provisions of SFAS No. 158 as of March 3, 2007 was not material to the consolidated financial statements. Subsequent changes in the funded status that are not included in net periodic benefit cost will be reflected as a component of other comprehensive loss.

Net periodic pension expense for the defined benefit plans included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2007	2006	2005	2007	2006	2005
Service cost	$3,231	$3,142	$2,843	$83	$77	$71
Interest cost	5,208	5,075	4,844	1,094	1,163	1,241
Expected return on plan assets	(4,193)	(3,788)	(2,687)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	87	87	87
Amortization of unrecognized prior service cost	728	831	669	—	—	—
Amortization of unrecognized net loss	1,681	1,732	1,862	776	238	387
Net pension expense	$6,655	$6,992	$7,531	$2,040	$1,565	$1,786

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company’s defined benefit plans, as well as the funded status and amounts recognized in the Company’s balance sheet as of March 3, 2007 and March 4, 2006:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligation at end of prior year	$96,402	$89,173	$21,018	$21,456
Service cost	3,231	3,142	83	77
Interest cost	5,207	5,075	1,094	1,163
Distributions	(5,906)	(5,867)	(1,651)	(1,934)
Change due to change in assumptions	(3,523)	3,994	(156)	254
Change due to plan amendment	2,618	85	—	—
Actuarial loss	651	800	765	2
Benefit obligation at end of year	$98,680	$96,402	$21,153	$21,018
Change in plan assets:
Fair value of plan assets at beginning of year	$72,647	$63,650	$—	$—
Employer contributions	10,700	11,490	1,651	1,934
Actual return on plan assets	7,791	5,022	—	—
Distributions (including expenses paid by the plan)	(7,255)	(7,515)	(1,651)	(1,934)
Fair value of plan assets at end of year	$83,883	$72,647	$—	$—
Funded status	$(14,797)	$(23,755)	$(21,153)	$(21,018)
Unrecognized net actuarial loss	—	24,451	—	1,830
Unrecognized prior service cost	—	3,525	—	—
Unrecognized net transition obligation	—	—	—	173
Net amount recognized	$(14,797)	$4,221	$(21,153)	$(19,015)
Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$4,221	$—	$—
Accrued pension liability	(14,797)	(27,343)	(21,153)	(20,800)
Pension intangible asset	—	3,525	—	173
Minimum pension liability included in accumulated other comprehensive income	—	23,818	—	1,612
Net amount recognized	$(14,797)	$4,221	$(21,153)	$(19,015)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(17,648)	$—	$(1,663)	$—
Prior service cost	(5,415)	—	—	—
Net transition obligation	—	—	(87)	—
Amount recognized	$(23,063)	$—	$(1,750)	$—

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

The estimated net actuarial loss, prior service cost and net transition obligation amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2008 are $1,036, $997, and $87, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $98,083 and $95,769 as of March 3, 2007 and March 4, 2006, respectively. The accumulated benefit obligation for the nonqualified executive retirement plan was $21,066 and $20,799 as of March 3, 2007 and March 4, 2006, respectively.

The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of March 3, 2007, March 4, 2006, and February 26, 2005 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2007	2006	2005	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Rate of increase in future compensation levels	5.00	5.00	4.50	3.00	3.00	3.00

Weighted average assumptions used to determine net cost for the fiscal years ended March 3, 2007, March  4, 2006 and February 26, 2005 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2007	2006	2005	2007	2006	2005
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Rate of increase in future compensation levels	5.00	5.00	4.50	3.00	3.00	3.00
Expected long-term rate of return on plan assets	7.75	7.75	8.00	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75% long-term rate of return on plan assets assumption for fiscal 2007 and 2006 and the 8.00% long-term rate of return on plan assets assumption for fiscal 2005.

The Company’s pension plan asset allocations at March 3, 2007 and March 4, 2006 by asset category were as follows:

	March 3, 2007	March 4, 2006
Equity securities	60%	62%
Fixed income securities	40%	38%
Total	100%	100%

The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

•       Achieve a rate of return on investments that exceeds inflation over a full market cycle and is consistent with actuarial assumptions;

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

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

The Company expects to contribute $10,100 to the Defined Benefit Pension Plan and $2,412 to the nonqualified executive retirement plan during fiscal 2008.

Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2008	$4,841	$2,412
2009	5,082	2,396
2010	5,337	2,087
2011	5,623	1,738
2012	5,725	1,777
2013-2017	32,750	8,775
Total	$59,358	$19,185

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

Other Plans

The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $13,326 in fiscal 2007, $11,642 in fiscal 2006 and $11,750 in fiscal 2005.

16.          Commitments, Contingencies and Guarantees

Legal Proceedings

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

Guaranteed Lease Obligations

In connection with certain business dispositions, the Company continues to guarantee lease obligations for 90 former stores. The respective purchasers assume the Company’s obligations and are, therefore, primarily liable for these obligations. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for amounts substantially less than the aggregate obligation of $181,175 as of March 3, 2007. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through January 1, 2021.

In the opinion of management, the ultimate disposition of these guarantees will not have a material effect on the Company’s results of operations, financial position or cash flows.

17.          Supplementary Cash Flow Data

	Year Ended
	March 3, 2007	March 4, 2006	February 26, 2005
Cash paid for interest (net of capitalized amounts of $1,474, $934 and $250	$267,807	$260,224	$274,964
Cash refunds from income taxes	$(2,676)	$(2,829)	$(24,557)
Equipment financed under capital leases	$9,387	$12,173	$12,349
Equipment received for noncash consideration	$3,471	$1,506	$1,439
Preferred stock dividends paid in additional shares	$16,075	$19,634	$34,441
Exchange of preferred shares	$—	$—	$348,243
Reduction in lease financing obligation	$13,629	$3,028	$—

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

18.          Related Party Transactions

There were receivables from related parties of $428 and $1,439 at March 3, 2007 and March 4, 2006, respectively.

During fiscal 2006, proceeds from the issuance of the Company’s Series I preferred stock, along with borrowings under the Company’s revolving credit facility, were used to redeem all of the Company’s Series F preferred stock, which was held by Green Equity Investors, III, L.P., as discussed further in Note 13.

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

During fiscal 2007, 2006 and 2005, the Company paid Leonard Green & Partners, L.P., fees of $275, $300 and $875 for financial advisory services, respectively. Jonathan D. Sokoloff and John G. Danhakl, two directors, are equity owners of Leonard Green & Partners, L.P. The Company has entered into a month-to-month agreement with Leonard Green & Partners, L.P., as amended whereby the Company has agreed to pay Leonard Green & Partners, L.P., a monthly fee of $25, paid in arrears, for its consulting services. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners, L.P.

19.          Interim Financial Results (Unaudited)

	Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,337,086	$4,288,356	$4,320,208	$4,562,069	$17,507,719
Cost of goods sold	3,153,086	3,137,321	3,166,165	3,335,025	12,791,597
Selling, general and administrative expenses	1,085,597	1,082,102	1,079,509	1,123,273	4,370,481
Store closing and impairment charges	12,588	6,446	5,119	25,164	49,317
Interest expense	69,334	68,185	68,184	69,516	275,219
Loss on debt modifications and retirements, net	—	—	—	18,662	18,662
Loss (gain) on sale of assets and investments, net	791	(2,146)	(48)	(9,736)	(11,139)
	4,321,396	4,291,908	4,318,929	4,561,904	17,494,137
Income (loss) before income taxes	15,690	(3,552)	1,279	165	13,582
Income tax expense (benefit)	4,735	(3,222)	175	(14,932)	(13,244)
Net income (loss)	$10,955	$(330)	$1,104	$15,097	$26,826
Basic income (loss) per share(1)	$0.01	$(0.02)	$(0.01)	$0.01	$(0.01)
Diluted income (loss) per share(1)	$0.01	$(0.02)	$(0.01)	$0.01	$(0.01)

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

	Fiscal Year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,221,436	$4,132,523	$4,145,683	$4,771,326	$17,270,968
Cost of goods sold	3,041,980	3,009,364	3,023,739	3,496,777	12,571,860
Selling, general and administrative expenses	1,046,276	1,044,062	1,060,054	1,157,029	4,307,421
Store closing and impairment charges	15,532	8,121	2,652	42,387	68,692
Interest expense	70,851	67,513	66,909	71,744	277,017
Loss on debt modifications and retirements, net	—	9,186	—	—	9,186
Gain on sale of assets and investments, net	(538)	(1,955)	(1,372)	(2,597)	(6,462)
	4,174,101	4,136,291	4,151,982	4,765,340	17,227,714
Income (loss) before income taxes	47,335	(3,768)	(6,299)	5,986	43,254
Income tax expense (benefit)	13,911	(2,197)	(1,079)	(1,240,387)	(1,229,752)
Net income (loss)	$33,424	$(1,571)	$(5,220)	$1,246,373	$1,273,006
Basic income (loss) per share(1)	$0.05	$(0.03)	$(0.02)	$2.36	$2.36
Diluted income (loss) per share(1)	$0.05	$(0.03)	$(0.02)	$1.83	$1.89

(1)          Income (loss) per share amounts for each quarter may not necessarily total to the yearly income (loss) per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

During the fourth quarter of fiscal 2007, the Company recorded a loss on debt modification of $18,662 related to the early redemption of its 9.5% notes due 2011. The Company recorded $25,164 in store closing and impairment charges. The Company recorded a total gain of $17,589 related to the settlement of its claim for Hurricane Katrina with various insurance carriers.

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

20.          Financial Instruments

The carrying amounts and fair values of financial instruments at March 3, 2007 and March 4, 2006 are listed as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$445,000	$445,000	$534,000	$534,000
Fixed rate indebtedness	$2,465,627	$2,353,634	$2,339,219	$2,233,048

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(In thousands, except per share amounts)

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

21.          Hurricane Katrina

On August 29, 2005, Hurricane Katrina made landfall in Louisiana and proceeded to move through Mississippi and Alabama, causing one of the worst natural disasters in the history of the United States.  As a result of this disaster, the Company had to close 14 stores, which resulted in lost inventory and fixed assets.  The Company also incurred repair and maintenance charges related to its clean-up efforts.  The Company received advance payments from its insurance carriers of $30,922 in fiscal 2006.  These payments, less the amounts of inventory and fixed assets written off and other Katrina related costs incurred, were deferred at the end of fiscal 2006.

In February 2007, the Company entered into a final binding settlement of its claims under Hurricane Katrina with its insurance carriers.  As a result of this settlement, the Company recorded a gain in fiscal 2007 of $17,589.  The portion of this gain related to reimbursement for lost and damaged fixed assets was $9,442 and was recorded as a gain on sale of assets and investments.  The portion relating to reimbursement for lost or damaged inventory was $2,169 and was recorded as a reduction of costs of goods sold.  The portion of this gain related to repair and maintenance and other clean-up charges was $5,977 and was recorded as a reduction of SG&A.

RITE AID CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 3, 2007, March 4, 2006 and February 26, 2005
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 3, 2007	$32,336	$26,603	$28,693	$30,246
Year ended March 4, 2006	$31,216	$34,702	$33,582	$32,336
Year ended February 26, 2005	$16,535	$47,291	$32,610	$31,216

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ MARY F. SAMMONS
Mary F. Sammons
President and Chief Executive Officer
Dated: April 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 27, 2007.

Signature	Title
/s/ ROBERT G. MILLER	Chairman of the Board of Directors
Robert G. Miller
/s/ MARY F. SAMMONS	Chief Executive Officer, President, and
Mary F. Sammons	Director
/s/ KEVIN TWOMEY	Chief Financial Officer and Executive Vice
Kevin Twomey	President
/s/ DOUGLAS E. DONLEY	Chief Accounting Officer and Senior Vice
Douglas E. Donley	President
/s/ JOSEPH B. ANDERSON, JR	Director
Joseph B. Anderson, Jr
/s/ JOHN G. DANHAKL	Director
John G. Danhakl
/s/ MICHAEL A. FRIEDMAN, MD	Director
Michael A. Friedman, MD
/s/ ALFRED M. GLEASON	Director
Alfred M. Gleason
/s/ GEORGE G. GOLLEHER	Director
George G. Golleher
/s/ ROBERT A. MARIANO	Director
Robert A. Mariano
/s/ PHILIP G. SATRE	Director
Philip G. Satre
/s/ STUART M. SLOAN	Director
Stuart M. Sloan
/s/ JONATHAN D. SOKOLOFF	Director
Jonathan D. Sokoloff
/s/ MARCY SYMS	Director
Marcy Syms

EXHIBIT INDEX

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Stock Purchase Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2 to Form 8-K, filed on August 24, 2006
2.2

Stockholder Agreement, dated August 23, 2006, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu

Exhibit 10.1 to Form 8-K, filed on August 24, 2006
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Form of Proposed Amendment to the Restated Certificate of Incorporation	Included in Preliminary Proxy Statement on Schedule 14A, filed on October 2, 2006
3.5	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	5.5% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.9	By-laws, as amended and restated	Exhibit 3.1 to Form 8-K, filed on December 14, 2005
3.10	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
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

Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.6	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company’s 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.7

Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company’s 7.5% Senior Secured Notes due 2017

Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.8	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company’s 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007

4.9

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

Exhibit 4.11 to Form 10-Q, filed on October 3, 2005
4.10

Amendment and Restatement Agreement, dated as of November 8, 2006, relating to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 30, 2005, among Rite Aid Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent and Bank of America, N.A., as syndication agent

Exhibit 10.1 to Form 8-K, filed on November 15, 2006
4.11

Amendment No. 4 to Receivables Financing Agreement and Consent, dated as of November 9, 2006, by and among Rite Aid Funding II, CAFCO, LLC, Jupiter Securitization Corporation, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, NA., as investor agent, Wachovia Bank, National Association, as investor agent, Citicorp North America, Inc., as investor agent and program agent, Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators

Exhibit 10.2 to Form 8-K, filed on November 15, 2006
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

Exhibit 4.13 to Form 10-Q, filed on October 3, 2005
4.14

First Amendment, dated as of September 22, 2004, to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of June 27, 2001, among Rite Aid. Corporation, the Subsidiary Guarantors (named therein), Wilmington Trust Company, as collateral trustee; the senior collateral processing co-agents (named therein) and the senior collateral agents (named therein)

Exhibit 10.2 to Form 10-Q filed on September 25, 2004

4.15

Amended and Restated Collateral Trust and Intercreditor Agreement dated as of May 28, 2003, among Rite Aid Corporation, each Subsidiary of Rite Aid named therein or which becomes a party hereto, Wilmington Trust Company, as collateral trustee for the holders from time to time of the Second Priority Debt Obligations, Citicorp North America, Inc., as senior collateral processing co-agent, JPMorgan Chase Bank, as senior collateral processing co-agent for the Senior Secured Parties under the Senior Loan Documents, U.S. Bank and Trust, as trustee under the 12.5% Note Indenture, BNY Midwest Trust Company, as trustee under the 9.5% Note Indenture and as trustee under the 8.125% Note Indenture, and each other Second Priority Representative which becomes a party thereto

Exhibit 10.2 to Registration Statement on Form 8-K, filed on May 30, 2003
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.6	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.7	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2005*	Exhibit 10.8 to Form 10-K, filed on April 28, 2005
10.8	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.9	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.10	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-K, filed on May 21, 2001
10.11	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, Filed on October 7, 2003
10.12	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000

10.13	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, Filed on December 22, 2005
10.14	Employment Agreement by and between Rite Aid Corporation and Mark de Bruin, dated as of February 5, 2003*	Exhibit 10.1 to Form 10-Q, Filed on December 22, 2005
10.15	Employment Agreement by and between Rite Aid Corporation and Mark C. Panzer, dated June 27, 2001*	Exhibit 10.34 to Form 10-K, Filed on May 2, 2003
10.16	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.17	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K filed on April 26, 2004
10.18	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K filed on May 21, 2001
10.19	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form10-Q, filed on October 7, 2003
10.20	Employment Agreement by and between Rite Aid Corporation and Pierre Legault, dated as of February 2, 2007	Filed herewith
11	Statement regarding computation of earnings per share	Filed herewith (see note 2 to the consolidated financial statements)
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14 (a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*                    Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.