Form 10-Q
period 2007-06-02
RITE AID CORP
filed 2007-07-12
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2007

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

The registrant had 789,674,376 shares of its $1.00 par value common stock outstanding as of July 6, 2007.

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

•                                  our ability to realize the benefits of the Brooks Eckerd acquisition;

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

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007 (“the Fiscal 2007 10-K”), which we filed with the Securities and Exchange Commission (“SEC”) on April 30, 2007. This document is available on the SEC’s website at www.sec.gov.

PART I.   FINANCIAL INFORMATION

ITEM 1.                Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 2, 2007	March 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$111,690	$106,148
Accounts receivable, net	377,234	374,493
Inventories, net	2,317,279	2,335,679
Prepaid expenses and other current assets	125,136	136,668
Total current assets	2,931,339	2,952,988
Property, plant and equipment, net	1,749,038	1,743,104
Goodwill	656,037	656,037
Other intangibles, net	181,515	178,220
Deferred tax assets	1,377,363	1,380,942
Cash restricted for business acquisition	1,232,180	—
Other assets	212,514	179,733
Total assets	$8,339,986	$7,091,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$17,012	$16,184
Accounts payable	946,779	902,807
Accrued salaries, wages and other current liabilities	694,509	670,934
Total current liabilities	1,658,300	1,589,925
Long-term debt, less current maturities	4,072,199	2,909,983
Lease financing obligations, less current maturities	165,196	174,121
Other noncurrent liabilities	733,754	754,149
Total liabilities	6,629,449	5,428,178
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—series E, par value $1 per share, liquidation value $50 per share; 2,500 shares authorized; shares issued 2,500	120,000	120,000
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,322 and 1,299	132,191	129,917
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,293 and 1,274	129,296	127,385
Preferred stock—series I, par value $1 per share, liquidation value $25 per share; 5,200 shares authorized; shares issued 4,820	116,415	116,415
Common stock, par value $1 per share; 1,000,000 authorized; shares issued and outstanding 539,510 and 536,686	539,510	536,686
Additional paid-in capital	3,126,660	3,118,299
Accumulated deficit	(2,430,173)	(2,462,197)
Accumulated other comprehensive loss	(23,362)	(23,659)
Total stockholders’ equity	1,710,537	1,662,846
Total liabilities and stockholders’ equity	$8,339,986	$7,091,024

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006
Revenues	$4,457,810	$4,337,086
Costs and expenses:
Cost of goods sold	3,235,129	3,153,086
Selling, general and administrative expenses	1,127,787	1,085,597
Store closing and impairment charges	4,030	12,588
Interest expense	68,725	69,334
(Gain) loss on sale of assets and investments, net	(4,230)	791
	4,431,441	4,321,396
Income before income taxes	26,369	15,690
Income tax (benefit) expense	(1,265)	4,735
Net income	$27,634	$10,955
Computation of income attributable to common stockholders:
Net income	$27,634	$10,955
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(8,030)	(7,767)
Preferred stock beneficial conversion	(76)	—
Income attributable to common stockholders—basic and diluted	$19,503	$3,163
Basic and diluted income per share	$0.04	$0.01

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006
Operating activities:
Net income	$27,634	$10,955
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	67,919	66,132
Store closing and impairment charges	4,030	12,588
LIFO charges	9,291	8,946
(Gain) loss on sale of assets and investments, net	(4,230)	791
Stock-based compensation expense	6,614	3,310
Proceeds from insured loss	7,258	—
Changes in deferred taxes	1,161	7,189
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	30,000	15,000
Accounts receivable	(43,010)	(46,751)
Inventories	9,109	39,896
Prepaid expenses and other current assets	11,780	14,005
Other assets	4,705	1,015
Income taxes receivable/payable	(8,210)	(3,604)
Accounts payable	51,180	(6,481)
Other liabilities	11,053	(1,190)
Net cash provided by operating activities	186,284	121,801
Investing activities:
Expenditures for property, plant and equipment	(117,500)	(70,513)
Intangible assets acquired	(13,801)	(11,619)
Expenditures for business acquisition	(5,332)	—
Change in cash restricted for business acquisition and acquisition related costs	(1,232,180)	—
Proceeds from sale-leaseback transactions	—	19,677
Proceeds from dispositions of assets and investments	4,711	435
Proceeds from insured loss	5,542	—
Net cash used in investing activities	(1,358,560)	(62,020)
Financing activities:
Net payments to revolver	(39,000)	(24,000)
Proceeds from issuance of long term debt	1,201,005	—
Proceeds from financing secured by owned property	—	8,841
Principal payments on long-term debt	(3,191)	(2,495)
Change in zero balance cash accounts	12,946	(4,699)
Excess tax deduction on stock options	2,871	65
Net proceeds from issuance of common stock	9,095	1,377
Payments for preferred stock dividends	(3,845)	(3,845)
Deferred financing costs paid	(2,063)	—
Net cash provided by (used in) financing activities	1,177,818	(24,756)
Increase in cash and cash equivalents	5,542	35,025
Cash and cash equivalents, beginning of period	106,148	76,067
Cash and cash equivalents, end of period	$111,690	$111,092
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $314 and $268, respectively)	$36,364	$54,595
Cash payments (refunds) of income taxes, net	$516	$(290)
Equipment financed under capital leases	$1,398	$4,244
Equipment received for noncash consideration	$290	$598
Reduction in lease financing obligation	$6,284	$—
Preferred stock dividends paid in additional shares	$4,185	$3,922

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 2, 2007 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Fiscal 2007 10-K.

2.                 Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” The interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination, based on the technical merits of the position. If it is determined that a tax position should be recognized, then the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 on March 4, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” amending Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” which the Company adopted on March 4, 2007. The Company performs servicing of the assets that it sells under its securitization agreements. However, the Company has determined the benefit of servicing the transferred financial assets, implicit in the terms and conditions of the securitization agreement, are just adequate to compensate the Company as servicer of these assets. Accordingly, the Company has concluded that it does not have a separate servicing asset or servicing liability to recognize.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact, if any, of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company has not yet assessed the impact, if any, of adopting SFAS No. 159.

3.      Income Per Share

Basic income per share was computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006
Numerator for income per share:
Net income	$27,634	$10,955
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(8,030)	(7,767)
Preferred stock beneficial conversion	(76)	—
Income attributable to common stockholders, basic and diluted	$19,503	$3,163
Denominator:
Basic weighted average shares	531,039	522,594
Outstanding options	19,299	10,714
Diluted weighted average shares	550,338	533,308
Basic and diluted income per share:	$0.04	$0.01

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income per share:

	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006
Stock options	9,500	16,588
Convertible preferred stock	95,355	99,466
Convertible notes	—	38,462
	104,855	154,516

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

4.      Store Closing and Impairment Charges

Store closing and impairment charges consisted of:

	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006
Impairment charges	$1,744	$11,294
Store and equipment lease exit charges	2,286	1,294
	$4,030	$12,588

Impairment charges

Impairment charges included non-cash charges of $1,744 and $11,294 for the thirteen week periods ended June 2, 2007 and June 3, 2006, for the impairment of long-lived assets at 15 and 16 stores, respectively. These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store.

Store and equipment lease exit charges

During the thirteen week periods ended June 2, 2007 and June 3, 2006, the Company recorded charges for 11 and five stores, respectively, to be closed or relocated under long term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. This liability is discounted using a risk-free rate of interest. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The amounts of the closed store charges that relate to new closures, changes in assumptions, and interest accretion are presented in the following table.

	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006
Balance—beginning of period	$195,205	$208,455
Provision for present value of noncancellable lease payments of stores designated to be closed	6,006	4,300
Changes in assumptions about future sublease income, terminations and changes in interest rates	(5,596)	(5,119)
Interest accretion	2,180	2,439
Cash payments, net of sublease income	(8,682)	(6,304)
Balance—end of period	$189,113	$203,771

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The Company’s revenues and income before income taxes for the thirteen week periods ended June 2, 2007 and June 3, 2006 included results from stores that have been closed, or approved for closure, as of June 2, 2007. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006
Revenues	$20,986	$44,078
Loss from operations	(207)	(2,102)

Included in these stores’ loss from operations for the thirteen week periods ended June 2, 2007 and June 3, 2006 was depreciation and amortization charges of $134 and $335 and closed store inventory liquidation charges of $1,052 and $1,528, respectively. Loss from operations did not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

5.                 Income Taxes

The Company recorded an income tax benefit of $1,265 and income tax expense of $4,735 for the thirteen week periods ended June 2, 2007 and June 3, 2006, respectively. The provision for income taxes for the thirteen week period ended June 2, 2007 was net of a benefit of $5,429 for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $2,351 for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $2,100 and related interest of $1,700 due to expiration of certain state statutes. The provision for income taxes for the thirteen week period ended June 3, 2006 was net of a reduction of a liability for state taxes of $6,337.

Effective March 4, 2007, the Company adopted the provisions of FIN 48. As of March 4, 2007, unrecognized tax benefits totaled $37,186.

As a result of the implementation of FIN 48, the Company’s tax contingencies decreased $6,636, and after the deferred tax impact of $2,170, the net effect was accounted for as an increase to retained earnings of $4,466. The decrease in unrecognized tax benefits would have decreased income tax expense in prior periods. To the extent the remaining unrecognized tax benefits are ultimately recognized, they will impact the income tax expense or benefit in a future period. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to tax contingencies as income tax expense. Prior to the adoption of FIN 48, the Company included interest as income tax expense and penalties as an

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

operating expense. As of June 2, 2007 and March 4, 2007, the total amount of accrued income tax-related interest and penalties was $7,669 and $9,186, respectively.

The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2002. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from fiscal 1996.

In addition to unrecognized tax benefits, the Company has valuation allowances related to tax benefits in certain jurisdictions arising primarily from state net operating loss carryforwards and federal capital loss carryforwards. On an ongoing basis, the Company reassesses the need for such valuation allowances based on recent operating results, its assessment of the likelihood of future taxable income and developments in relevant tax jurisdictions. The Company had a valuation allowance against net deferred tax assets of $239,836 at June 2, 2007.

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

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At June 2, 2007 and March 3, 2007, the total outstanding receivables that were transferred to CPVs were $380,000 and $350,000, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended June 2, 2007 and June 3, 2006 was $359,505 and $323,022, respectively. Total receivable transfers for the thirteen week periods ended June 2, 2007 and June 3, 2006 totaled approximately $1,289,000 and $1,080,000, respectively. Collections made by the Company as part of the servicing agreements on behalf of the CPVs, for the thirteen week periods ended June 2, 2007 and June 3, 2006 totaled approximately $1,259,000 and $1,065,000, respectively. At June 2, 2007 and March 3, 2007, the Company retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $252,995 and $255,057, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The Company is subject to an ongoing program fee of LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended June 2, 2007 and June 3, 2006 were $5,871 and $5,004 respectively. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2007 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, the Company has access to a backstop credit facility, which is backed by the CPVs and which expires in September 2007, to provide liquidity to the Company.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company’s corporate concentration account. At June 2, 2007 and March 3, 2007, the Company had $2,952 and $3,000 of cash, respectively, that is restricted for the payment of trustee fees.

The Company determined that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Additionally, the Company determined that it does not hold a variable interest in the CPVs, pursuant to the guidance in FIN 46R, “Consolidation of Variable Interest Entities”, and therefore determined that the de-recognition of the transferred receivables was appropriate.

7.                 Sale Leaseback Transactions

There were no sale leaseback transactions for the thirteen week period ended June 2, 2007. During the thirteen week period ended June 3, 2006, the Company sold 11 owned properties to independent third parties. Net proceeds from these sales were $28,500. Concurrent with these sales, the Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for eight of these leases as operating leases. A gain of $300 was deferred and is being recorded over the minimum lease term. The remaining three leases were accounted for using the financing method, as the lease agreements contained a clause that allowed the buyer to force the Company to repurchase the properties under certain conditions. Subsequent to June 3, 2006, two of these three leases were being accounted for as operating leases. The Company recorded a capital lease obligation of $3,000 related to the remaining lease.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

8.                 Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis at the end of its fiscal year. Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company’s amortizable intangible assets as of June 2, 2007 and March 3, 2007.

	June 2, 2007			March 3, 2007
			Remaining			Remaining
			Weighted			Weighted
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
	Amount	Amortization	Period	Amount	Amortization	Period
Favorable leases and other	$300,771	$(202,288)	10 years	$297,679	$(199,414)	10 years
Prescription files	436,672	(353,640)	3 years	428,282	(348,326)	3 years
Total	$737,443	$(555,928)		$725,961	$(547,740)

Amortization expense for these intangible assets was $10,274 and $9,702 for the thirteen weeks ended June 2, 2007 and June 3, 2006, respectively. The anticipated annual amortization expense for these intangible assets is 2008—$39,538; 2009—$35,904; 2010—$29,699; 2011—$20,993; and 2012—$11,379.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

9.      Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at June 2, 2007 and March 3, 2007:

	June 2,	March 3,
	2007	2007
Secured debt:
Senior secured revolving credit facility due September 2010	$261,000	$300,000
Senior secured credit facility term loan due September 2010	145,000	145,000
8.125% senior secured notes due May 2010 ($360,000 face less unamortized discount of $2,000 and $2,167)	358,000	357,833
7.5% senior secured notes due January 2015	200,000	200,000
7.5% senior secured notes due March 2017	500,000	500,000
Other secured	1,251	1,521
	1,465,251	1,504,354
Guaranteed unsecured debt:
9.25% senior notes due June 2013 ($150,000 face less unamortized discount of $1,441 and $1,501)	148,559	148,499
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face less unamortized discount of $5,986)	404,014	—
9.5% senior notes due June 2017 ($810,000 face less unamortized discount of $13,009)	796,991	—
	1,849,564	648,499
Unsecured debt:
6.125% fixed-rate senior notes due December 2008	150,000	150,000
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	757,773	757,773
Lease financing obligations	181,819	189,662
Total debt	4,254,407	3,100,288
Current maturities of long-term debt and lease financing obligations	(17,012)	(16,184)
Long-term debt and lease financing obligations, less current maturities	$4,237,395	$3,084,104

Credit Facility

The Company has a senior secured credit facility that includes a $1,750,000 revolving credit facility. Borrowings under the revolving credit facility currently bear interest at LIBOR plus 1.25%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.25%. The interest rate can fluctuate depending upon the amount of the revolver availability, as specified in the senior secured credit

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

facility. The Company is required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

The Company’s ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At June 2, 2007, the Company had $261,000 of borrowings outstanding under the revolving credit facility. At June 2, 2007, the Company also had letters of credit outstanding against the revolving credit facility of $123,882, which gave the Company additional borrowing capacity of $1,365,117. As of June 2, 2007, after taking into consideration borrowings necessary to consummate the acquisition of Brooks Eckerd, we had additional borrowing capacity of $1,179,844.

In November 2006, the Company entered into an amendment of its senior secured credit facility to permit the closing of the acquisition of Brooks Eckerd. Pursuant to the terms of the senior secured credit facility amendment, the Company borrowed $145,000 under a senior secured term loan. Proceeds from the borrowings under this senior secured term loan (the “Tranche 1 Term Loans”) were used to pay amounts outstanding under the revolving credit facility.

The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.25%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.25%. The interest rate can fluctuate depending on the amount of availability under the Company’s revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable in September 2010, or earlier, if there is a shortfall in the Company’s borrowing base under its revolving credit facility.

Subsequent to the first quarter, on June 4, 2007, the Company further amended its senior secured credit facility to establish a new senior secured term loan facility in the aggregate principal amount of $1,105,000 and borrowed the full amount thereunder.  Proceeds from the borrowings under this senior secured term loan facility (the “Tranche 2 Term Loans”) were used to fund the acquisition of Brooks Eckerd.  The Tranche 2 Term Loan facility will mature on June 4, 2014 and will bear interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.75%.  The Company must make mandatory prepayments of the Tranche 2 Term Loan Facility with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company and with the proceeds of certain issuances of equity and debt (subject to certain exceptions).  If at any time there is a shortfall in the Company’s borrowing base under the Company’s revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

The amended senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payment of principal prior to September 2014. The maximum amount of additional secured second priority debt and unsecured debt with a maturity prior to June 2014 that can be incurred is $1,500,000. However, other debentures do not permit additional secured debt if the revolver is fully drawn and there is no additional collateral. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

maturity beyond September 2014; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before June 2014, and for the repurchase of debt with a maturity after June 2014, if the Company maintains availability on the revolving credit facility of at least $100,000.

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

The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $75,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

Substantially all of Rite Aid Corporation’s wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees are secured by a first priority lien on, among other things the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. Rite Aid Corporation’s direct obligations under the senior secured credit facility are unsecured. The 8.125% senior secured notes due 2010, the 7.5% senior secured notes due 2015 and the 7.5% senior secured notes due 2017 are guaranteed by substantially all of the Company’s wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and are secured on a second priority basis by the same collateral as the senior secured credit facility. The 9.25% senior notes due June 2013, the 8.625% senior notes due March 2015, the 9.375% senior notes due December 2015 and the 9.5% senior notes due June 2017 are also guaranteed by substantially all of the Company’s wholly-owned subsidiaries.

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

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Other

On June 1, 2007 the Company issued $1,220,000 aggregate principal amount of senior notes. As of June 2, 2007, proceeds from the issuance of these notes were deposited into an escrow fund with an independent trustee and held as Cash Restricted for the Acquisition, which was recorded as a long-term asset on the balance sheet. Also included in Cash Restricted for the Acquisition was cash to pay accrued interest through the escrow period of $12,180 and a top-up of the notes to their face value of $18,995. On June 4, 2007, proceeds from the issuance of these notes were released from escrow and used to fund the Acquisition. The issue consisted of $410,000 of 9.375% senior notes due 2015 and $810,000 of 9.5% senior notes due 2017. The Company’s obligations under each series of notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company’s subsidiaries that guarantee its obligations under the existing senior secured credit facility and other outstanding senior secured notes. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of the Company’s other unsecured, unsubordinated debt. The indentures governing the notes contain covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things, incur additional debt, pay dividends or make other restricted payments, purchase, redeem or retire capital stock or subordinated debt, make asset sales, enter into transactions with affiliates, incur liens, enter into sale-leaseback transactions, provide subsidiary guarantees, make investments and merge or consolidate with any other persons.

After taking into effect additional debt related to the financing of the acquisition of Brooks Eckerd, the aggregate annual principal payments of long-term debt as of June 2, 2007 for the remainder of fiscal 2008 and the succeeding five fiscal years are as follows: 2008—$373; 2009—$150,322; 2010—$122; 2011—$884,097; 2012—$115; and $4,262,559 in 2013 and thereafter. At June 2, 2007, the Company was in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

10.          Capital Stock

As of June 2, 2007, the authorized capital stock of the Company consists of 1,000,000 shares of common stock and 20,000 shares of preferred stock, each having a par value of $1.00 per share.  On January 18, 2007, the Company’s Stockholders approved an amendment to the Restated Certificate of Incorporation to increase the authorized shares of common stock to 1,500,000.  This increase in authorized shares was effective on June 4, 2007, the closing date of the Acquisition.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

11.          Retirement Plans

Net periodic pension expense recorded in the thirteen week periods ended June 2, 2007 and June 3, 2006, for the Company’s defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006	June 2, 2007	June 3, 2006
Service cost	$858	$780	$12	$21
Interest cost	1,376	1,306	291	276
Expected return on plan assets	(1,272)	(969)	—	—
Amortization of unrecognized net transition obligation	—	—	23	21
Amortization of unrecognized prior service cost	249	177	—	—
Amortization of unrecognized net loss	235	631	24	44
Net pension expense	$1,446	$1,925	$350	$362

During the thirteen week period ended June 2, 2007 the Company made no contributions to the Defined Benefit Pension Plan and contributed $475 to the Nonqualified Executive Retirement Plan. During the remainder of fiscal 2008 the Company expects to contribute approximately $10,100 to the Defined Benefit Plan and $1,426 to the Nonqualified Executive Retirement Plan.

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

13.          Subsequent Event

On June 4, 2007, the Company completed the acquisition of all of the membership interests of JCG (PJC) USA, LLC (“Jean Coutu, USA”) from The Jean Coutu Group (PJC) Inc. (“Jean Coutu Group”), pursuant to the terms of the Stock Purchase Agreement (the “Agreement”) dated August 23, 2006.  Jean Coutu USA, which was a wholly owned subsidiary of the Jean Coutu Group, consisted of 1,854 stores operating under the Brooks and Eckerd banners and six distribution centers.  These stores and distribution centers are located in 18 states, primarily on the East Coast and in the Mid-Atlantic region.  Upon the completion of the divestiture of 26 stores that is required by the Federal Trade Commission (“FTC”) and several state regulatory agencies, the Company will have approximately 5,160 stores.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

As consideration for the acquisition of Jean Coutu, USA (the “Acquisition”), the Company paid $2,358,341 in cash and issued 250,000 shares of Rite Aid common stock.  Included in the cash payment is a preliminary working capital adjustment of $58,341, which is based upon the preliminary working capital (as defined in the Agreement) of Jean Coutu USA as of the closing date of the transaction.  The Company financed the cash payment via the establishment of a new term loan facility, issuances of notes and borrowings under its existing revolving credit facility.

The shares of Rite Aid common stock issued to Jean Coutu Group in the Acquisition represent approximately 30.2% of the total Rite Aid voting power.  The Company expanded its Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group.  In connection with the Acquisition, the Company entered into a Stockholder Agreement (the “Stockholder Agreement”) with Jean Coutu Group and certain Coutu family members.  The Stockholder Agreement contains provisions relating to Jean Coutu Group’s ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters.  The Company and Jean Coutu Group also entered into a Registration Rights Agreement giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

The Company will account for the Acquisition using the purchase method.  Under the purchase method, the assets acquired and liabilities assumed from Jean Coutu USA will be recorded at their fair value as of the acquisition date of June 4, 2007.  Any excess of the purchase price over the fair value of the net assets assumed will be recorded as goodwill.  The following table shows the preliminary values as of June 4, 2007 of the assets purchased and liabilities assumed from Jean Coutu, USA.  These values do not reflect the final working capital adjustment to the purchase price or the final allocation of the excess of the purchase price over the net book value of the assets of Jean Coutu, USA, as the process to assign a fair value to the various tangible and intangible assets acquired from Jean Coutu USA has not been completed.  Final adjustments are likely to result in a materially different purchase price and/or allocation of the purchase price, which will affect the value assigned to tangible and/or intangible assets acquired from Jean Coutu, USA.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen Week Periods Ended June 2, 2007 and June 3, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Preliminary Valuation of Assets Acquired and Liabilities Assumed

Total current assets	$2,096,244
Property, plant and equipment	1,046,977
Identifiable intangible assets	362,319
Goodwill	1,111,193
Other assets	5,933
Total assets acquired	4,622,666
Total current liabilities	950,238
Total non-current liabilities	224,128
Total liabilities assumed	1,174,366
Net assets acquired	$3,448,300

As of June 2, 2007, the Company had incurred and capitalized costs of $23,989 directly related to the acquisition.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen week period ended June 2, 2007 was $27.6 million compared to $11.0 million for the thirteen week period ended June 3, 2006. The improvement in operating results was due primarily to an increase in revenues, an improvement in gross margin rate, lower store closing and impairment charges, a gain on sale of assets and an income tax benefit. Partially offsetting these positive factors was acquisition and integration related expenses in advance of the completion of the acquisition of the Brooks Eckerd stores and distribution centers. These items are described in further detail in the following sections.

Acquisition of Brooks Eckerd After the Quarter End

Subsequent to our first quarter, on June 4, 2007, we completed our acquisition of all of the membership interests of JCG (PJC) USA, LLC (“Jean Coutu, USA”) from The Jean Coutu Group (PJC) Inc. (“Jean Coutu Group”), pursuant to the terms of the Stock Purchase Agreement (the “Agreement”) dated August 23, 2006.  Jean Coutu USA, which was a wholly owned subsidiary of the Jean Coutu Group, operates 1,854 stores under the Brooks and Eckerd banners and six distribution centers.  These stores and distribution centers are located in 18 states, primarily on the East Coast and in the Mid-Atlantic region.  Upon the completion of the divestiture of 26 stores that is required by the Federal Trade Commission (“FTC”) and several state regulatory agencies, we will have approximately 5,160 stores.  This acquisition created the largest drugstore chain on the East Coast, which will significantly strengthen our position as the third largest national drugstore chain, will provide us with the scale to more effectively compete with our major drugstore rivals and will enable us to achieve significant cost efficiencies in the areas of merchandising, purchasing, advertising and distribution as well as administrative expenses.

As consideration for the acquisition of Jean Coutu, USA (the “Acquisition”), we paid $2.36 billion in cash and issued 250 million shares of Rite Aid common stock.  Included in the cash payment is a preliminary working capital adjustment of $58.3 million, which is based upon the working capital (as defined in the Agreement) of Jean Coutu USA as of the closing date of the transaction.  We financed the cash payment via the establishment of a new term loan facility, issuances of notes and borrowings under our existing revolving credit facility.

The shares of Rite Aid common stock issued to Jean Coutu Group in the Acquisition represent approximately 30.2% of the total Rite Aid voting power. We expanded our Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group.  In connection with the Acquisition, we entered into a Stockholder Agreement (the “Stockholder Agreement”) with Jean Coutu Group and certain Coutu family members.  The Stockholder Agreement contains provisions relating to Jean Coutu Group’s ownership interest in us, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters.  We have also entered into a Registration Rights Agreement with Jean Coutu Group giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

The Brooks Eckerd stores will be integrated into Rite Aid in phases, including replacing store systems with Rite Aid store systems and a minor remodel of substantially all stores. Starting immediately, we will fully convert 23 Brooks Eckerd pilot stores, which represent various store layouts, and integrate the six new distribution centers. Once the pilot store conversion is completed, which we expect to be by the end of August 2007, we will begin replacing systems in all of the acquired stores, which is expected to be completed by next March. Some time after its systems are replaced, stores will receive a minor remodel, including upgraded décor and remerchandising. All stores are expected to be converted and re-branded as Rite Aid over the next 16 months.

Over the next several years, we plan to fully remodel almost all of the Brooks and Eckerd stores. We will also continue our store development program with plans to open nearly 1,000 new and relocated stores over the next five years.

Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006
	(dollars in thousands)
Revenues	$4,457,810	$4,337,086
Revenue growth	2.8%	2.7%
Same store sales growth	2.3%	3.6%
Pharmacy sales growth	3.0%	3.2%
Same store pharmacy sales growth	2.7%	4.4%
Pharmacy sales as a % of total sales	64.4%	64.3%
Third party sales as a % of total pharmacy sales	95.7%	95.2%
Front-end sales growth	2.5%	1.9%
Same store front-end sales growth	1.6%	2.1%
Front-end sales as a % of total sales	35.6%	35.7%
Store data:
Total stores (beginning of period)	3,333	3,323
New stores	6	3
Store acquisitions, net	7	2
Closed stores	(14)	(7)
Total stores (end of period)	3,332	3,321
Relocated stores	7	4
Remodeled stores	15	13

Revenues

The 2.8% increase in revenues for the thirteen week period ended June 2, 2007 was driven by increases in pharmacy and front-end sales of 3.0% and 2.5%, respectively.  The pharmacy increase was from a same store sale increase of 2.7% for the thirteen week period ended June 2, 2007.  This increase was driven by a 0.9% increase in the number of prescriptions filled and an increase in price per prescription, partially offset by an increase in generic sales.  Front-end sales growth was from a same store sales increase of 1.6% in the thirteen week period ended June 2, 2007, primarily as a result of improvement in our core categories, such as over-the-counter and health and beauty care, partially offset by a decrease in photo and film sales.

We include in same store sales all stores that have been open at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

Costs and Expenses

	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006
	(dollars in thousands)
Cost of goods sold	$3,235,129	$3,153,086
Gross profit	1,222,681	1,184,000
Gross margin	27.4%	27.3%
Selling, general and administrative expenses	1,127,787	1,085,597
Selling, general and administrative expenses as a percentage of revenues	25.3%	25.0%
Store closing and impairment charges	4,030	12,588
Interest expense	68,725	69,334
(Gain) loss on sale of assets and investments, net	(4,230)	791

Cost of Goods Sold

Gross margin rate was 27.4% for the thirteen week period ended June 2, 2007 compared to 27.3% for the thirteen week period ended June 3, 2006. The improvement in gross margin rate was driven by an increase in front-end gross margin rate due to an improvement in markdown support for promotions and front-end shrinkage and an improvement in the contribution from the photo category. Pharmacy gross profit increased due to an increase in pharmacy sales and an increase in generic prescriptions. These positive pharmacy gross profit factors were somewhat offset by a general reduction in reimbursement rates, an increase in our Medicare Part D business which has lower reimbursement rates, a decrease in generic drug repurchase allowances and rebates, the withdrawal or lack of alternate sources of supply for selected generic drugs and an increase in pharmacy shrinkage. The net result of these factors caused less pharmacy gross profit contribution to consolidated gross margin rate.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $9.3 million for the thirteen week period ended June 2, 2007 versus LIFO charges of $8.9 million for the thirteen week period ended June 3, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of revenues was 25.3% in the thirteen week period ended June 2, 2007 compared to 25.0% in the thirteen week period ended June 3, 2006. The increase in SG&A as a percentage of revenues was driven by an increase in rent and occupancy expense from new and relocated stores and the sale and leaseback of owned stores, an increase in depreciation and amortization expense resulting from capital expenditures related to prescription file buys and new and relocated stores, and incremental expenses related to our preparation for the integration of the stores to be acquired from Jean Coutu, USA.

Store Closing and Impairment Charges

Store closing and impairment charges consisted of:

	Thirteen Week Period Ended
	June 2, 2007	June 3, 2006
	(dollars in thousands)
Impairment charges	$1,744	$11,294
Store and equipment lease exit charges	2,286	1,294
	$4,030	$12,588

Impairment Charges:   Impairment charges included non-cash charges of $1.7 million and $11.3 million in the thirteen week periods ended June 2, 2007 and June 3, 2006, respectively, for the impairment of long- lived assets at 15 and 16 stores, respectively. These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store.

Store and Equipment Lease Exit Charges:   During the thirteen week periods ended June 2, 2007 and June 3, 2006, we recorded charges for 11 stores and five stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. This liability is discounted using a risk free rate of interest. We evaluate these assumptions each quarter and adjust the liability accordingly.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $68.7 million for the thirteen week period ended June 2, 2007, compared to $69.3 million for the thirteen week period ended June 3, 2006. The decrease in interest expense for the thirteen week period ended June 2, 2007 was due to lower levels of borrowings for most of the period and a reduction in non-cash interest expense, offset somewhat by an increase in borrowing rates.

The weighted average interest rates on our indebtedness for the thirteen week periods ended June 2, 2007 and June 3, 2006 were 7.9% and 7.5%, respectively.

Income Taxes

An income tax benefit of $1.3 million and income tax expense of $4.7 million have been recorded for the thirteen week periods ended June 2, 2007 and June 3, 2006, respectively. The provision for income taxes for the thirteen week period ended June 2, 2007 was net of a benefit of $5.4 million for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $2.4 million for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $2.1 million and related interest of $1.7 million due to expiration of certain state statutes.  The provision for income taxes for the thirteen week period ended June 3, 2006 was net of a reduction of a liability for state taxes of $6.3 million.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with the FASB Statement No. 109 “Accounting for Income Taxes,” by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly we adopted FIN 48 as of March 4, 2007 as required.

As a result of the implementation of FIN 48 our tax contingencies decreased  $6.6 million, and after the deferred tax impact of $2.2 million, the net effect was accounted for as an increase to retained earnings of $4.4 million. The decrease in unrecognized tax benefits would have decreased income tax expense in prior periods. Effective March 4, 2007, our unrecognized tax benefit totaled $37.2 million.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of an audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Liquidity and Capital Resources

General

We have five primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our receivable securitization agreements, (iv) the revolving credit facility under our senior secured credit facility and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for capital expenditures, to provide funds for the costs of integrating the Brooks Eckerd stores and distribution centers  and to provide funds for payment and repurchase of our debt.

Credit Facility

Our senior credit facility consists of a $1.75 billion revolving credit facility. Borrowings under the revolving credit facility currently bear interest at LIBOR plus 1.25%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 0.25%. The interest rate can fluctuate depending on the amount of revolver availability, as specified in the senior secured credit facility. We are required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

Our ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At June 2, 2007, we had $261.0 million of borrowings outstanding under the revolving credit facility. At June 2, 2007, we also had letters of credit outstanding against the revolving credit facility of $123.9 million, which gave us additional borrowing capacity of $1,365.1 million. As of June 2, 2007, after taking into consideration borrowings necessary to consummate the Acquisition, we had additional borrowing capacity of $1,179.8 million.

In November 2006, we entered into an amendment of our senior secured credit facility to permit the closing of the Acquisition. Pursuant to the terms of the senior secured facility amendment, we borrowed $145 million under a senior secured term loan. Proceeds from the borrowings under the new senior secured term loan facility (the “Tranche 1 Term Loans”) were used to pay amounts outstanding under the revolving credit facility.

The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.25%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 0.25%. The interest rate can fluctuate depending on the amount of availability under our revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable in September 2010, or earlier, if there is a shortfall in our borrowing base under the revolving credit facility.

Subsequent to the first quarter, on June 4, 2007, we further amended our senior secured credit facility to establish a new senior secured term loan facility in the aggregate principal amount of $1.105 billion and borrowed the full amount thereunder.  Proceeds from the borrowings under this senior secured term loan facility (the “Tranche 2 Term Loans”) were used to fund the Acquisition.  The Tranche 2 Term Loan facility will mature on June 4, 2014 and will bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 0.75%.  We must make mandatory prepayments of the Tranche 2 Term Loan Facility with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with a portion of the proceeds of certain issuances of equity and debt (subject to certain exceptions).  If at any time there is a shortfall in our borrowing base under our revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

The amended senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to September 2014. The maximum amount of additional secured second priority debt and unsecured debt with a maturity prior to June 2014 that can be incurred is $1.5 billion. However, other debentures do not permit additional secured debt if the revolver is fully drawn and there is no additional collateral. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond September 2014, however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before June, 2014, and for the repurchase of debt with a maturity after June 2014, if we maintain availability on the revolving credit facility of at least $100.0 million.

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

The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $75.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity of such debt.

Other

On June 1, 2007 we issued $1.22 billion aggregate principal amount of senior notes. As of June 2, 2007, proceeds from the issuance of these notes were deposited in an escrow fund with an independent trustee and recorded as Cash Restricted for the Acquisition, which was recorded as a long-term asset on our balance sheet.  Also included in Cash Restricted for the Acquisition was cash to pay accrued interest through the escrow period of $12.2 million and a top-up of the notes to their face value of $19.0 million.  On June 4, 2007, proceeds from the issuance of these notes were released from escrow and used to fund the Acquisition. The issue consisted of $410.0 million of 9.375% senior notes due 2015 and $810.0 million of 9.5% senior notes due 2017. Our obligations under each series of notes are fully and unconditionally guaranteed, jointly and severally, by all of our subsidiaries that guarantee our obligations under our existing senior secured credit facility and our outstanding senior secured notes. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of our other unsecured, unsubordinated debt. The indentures governing the notes contain covenants that limit our ability and the ability of our restricted subsidiaries to, among other things incur additional debt, pay dividends or make other restricted payments, purchase, redeem or retire capital stock or subordinated debt, make asset sales, enter into transactions with affiliates, incur liens, enter into sale-leaseback transactions, provide subsidiary guarantees, make investments and merge or consolidate with any other persons.

The following table shows our debt outstanding as of June 2, 2007, with a pro-forma adjustment to show the impact of financing the Acquisition:

June 2, 2007 (pro-forma) (dollars in thousands)
Secured debt:
Senior secured revolving credit facility due September 2010	$381,000
Senior secured credit facility term loan due September 2010	145,000
Senior secured credit facility term loan due June 2014	1,105,000
8.125% senior secured notes due May 2010 ($360,000 face value less unamoritzed discount of $2,000)	358,000
7.5% senior secured notes due January 2015	200,000
7.5% senior secured notes due March 2017	500,000
Other	1,251
2,690,251
Guaranteed unsecured debt:
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,441)	148,559
8.625% senior notes due March 2015	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $5,986)	404,014
9.5% senior notes due June 2017 ($810,000 face value less unamoritzed discount of $13,009)	796,991
1,849,564
Unsecured debt:
6.125% fixed-rate senior notes due December 2008	150,000
6.875% senior debentures due August 2013	184,773
7.7% notes due February 2027	295,000
6.875% fixed-rate senior notes due December 2028	128,000
757,773
Lease financing obligations	204,295
Total debt	5,501,883
Current maturities of long-term debt and lease financing obligations	(17,012)
Long-term debt and lease financing obligations, less current maturities	$5,484,871

After taking into effect additional debt related to the financing of the Acquisition described above, the aggregate annual principal payments of long-term debt as of June 2, 2007 for the remainder of fiscal 2008 and the succeeding five fiscal years are as follows: 2008—$0.4 million; 2009—$150.3 million; 2010—$0.1 million; 2011—$884.1 million; 2012—$0.1 million; and $4,262.6 million in 2013 and thereafter. At June 2, 2007 we were in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Sale Leaseback Transactions

There were no sale leaseback transactions for the thirteen week period ended June 2, 2007. During the thirteen week period ended June 3, 2006, we sold 11 owned properties to independent third parties. Net proceeds from these sales were $28.5 million. Concurrent with these sales, we entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. We accounted for eight of these leases as operating leases. A gain of $0.3 million was deferred and is being recorded over the minimum lease term. The remaining three leases were accounted for using the financing method, as the lease agreements contained a clause that allowed the buyer to force us to repurchase the properties under certain conditions. Subsequent to June 3, 2006, two of these three leases were accounted for as operating leases. We recorded a capital lease obligation of $3.0 million related to this remaining lease.

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

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At June 2, 2007 and March 3, 2007, the total of outstanding receivables that were transferred to the CPVs were $380.0 million and $350.0 million, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended June 2, 2007 and June 3, 2006 was $359.5 million and $323.0 million, respectively. Total receivable transfers for the thirteen week periods ended June 2, 2007 and June 3, 2006 totaled approximately $1,289.0 million and $1,080.0 million, respectively. Collections made by us as part of the servicing arrangement on behalf of the CPVs, for the thirteen week periods ended June 2, 2007 and June 3, 2006 totaled approximately $1,259.0 million and $1,065.0 million, respectively. At June 2, 2007 and March 3, 2007, we retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $253.0 million and $255.1 million, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

We are subject to an ongoing program fee of LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and must pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended June 2, 2007 and June 3, 2006 were $5.9 million and $5.0 million, respectively. We guarantee certain performance obligations of our affiliates under the securitization agreements, which include continued servicing of such receivables, but do not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2007 with the option to annually extend the commitment to purchase. Should any of the CPV’s fail to renew their commitment under these securitization agreements, we have access to a backstop credit facility, which is backed by the CPVs which expire in September 2007. It is our intent to renew our receivables securitization agreements with the CPVs.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At June 2, 2007 and March 3, 2007, we had $3.0 million of cash that was restricted for the payment of trustee fees.

We have determined that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Additionally, we determined that we do not hold a variable interest in the CPVs, pursuant to the guidance in FIN 46R, “Consolidation of Variable Interest Entities”, and therefore determined that the de-recognition of the transferred receivables was appropriate.

As of June 2, 2007, we had no material off balance sheet arrangements, other than our receivables securitization agreements and operating leases.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $186.3 and $121.8 million of cash in the thirteen week periods ended June 2, 2007 and June 3, 2006, respectively. Operating cash flow for the thirteen week period ended June 2, 2007 was provided by net income of $27.6 million, proceeds of $30.0 million from the accounts receivable securitization facility, increases in accounts payable and decreases in inventory, which were partially offset by increases in accounts receivable. Operating cash flow for the thirteen week period ended June 3, 2006 was provided by net income of $11.0 million, decreases in inventories and proceeds from the accounts receivable securitization facility, which offset decreases in accounts payable and increases in accounts receivable.

Cash used in investing activities was $1,358.6 million for the thirteen week period June 2, 2007. Included in cash used for investing activities for the thirteen week period ended June 2, 2007 is the investment of proceeds from the issuance of our 9.375% senior notes due 2015 and our 9.5% senior notes due 2017 into an escrow account which was used subsequent to period end to fund the Acquisition.  Other uses of cash for investing activities for the 13 week period ended June 2, 2007 were for the purchase of property, plant and equipment - $117.5 million, the purchase of prescription files - $13.8 million and capitalizable direct acquisition costs related to our pending acquisition of Jean Coutu USA - $5.3 million.  Cash of $4.7 million was provided by proceeds from asset dispositions and cash of $5.5 million was provided by recoveries related to our Hurricane Katrina settlement.

Cash used in investing activities was $62.0 million for the thirteen week period ended June 3, 2006.  Cash was used for: the purchase of property, plant and equipment - $70.5 million and the purchase of prescription files - $11.6 million.  Cash of $19.7 million was provided by proceeds from sale-leaseback transactions.

Cash provided by financing activities was $1,177.8 million for the thirteen week period ended June 2, 2007 primarily due to proceeds from the issuance of our private placement notes to fund the Acquisition. Cash used in financing activities was $24.8 million for the thirteen week period ended June 3, 2006 due to the impact of payments on the revolver, scheduled debt payments and preferred stock cash dividend payments, offset by proceeds from financing secured by owned property.

Capital Expenditures

During the thirteen week period ended June 2, 2007, we spent $131.3 million on capital expenditures, consisting of $53.1 million related to new store construction, store relocation and store remodel projects, $29.7 million related to technology enhancements, improvements to distribution centers and other corporate requirements, $34.7 million related to the integration of Brooks Eckerd and $13.8 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $825 million to $875 million during fiscal 2008, consisting of approximately 40% related to new store construction, store relocation, store remodel and store improvement projects, 40% related to the integration of Brooks Eckerd, 10% related to the purchase of prescription files from independent pharmacies and 10% related to technology enhancements, improvements in distribution centers and other corporate requirements.  Management expects that these capital expenditures will be financed primarily with cash flow from operating activities, proceeds from sale-leaseback transactions and use of the revolving credit facility.  We plan to open or relocate approximately 125 stores in fiscal 2008, with at least 50% being relocated or expanded stores.  These relocations and openings will be focused in our strongest existing markets.  We also expect to continue remodeling stores.

During the thirteen week period ended June 3, 2006, we spent $82.1 million on capital expenditures, consisting of $41.1 million related to new store construction, store relocation and store remodel projects, $29.4 million related to technology enhancements, improvements to distribution centers and other corporate requirements and $11.6 million related to the purchase of prescription files from independent pharmacists.

In fiscal 2009, we intend to make capital expenditures of approximately $700 million to $730 million, including capital expenditures related to the integration of Brooks Eckerd. In years subsequent to 2009, capital expenditures are planned to be approximately $575 million to $600 million.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt, including additional debt incurred for the acquisition of Brooks Eckerd. Based upon our current levels of operations, planned improvements in our operating performance and the opportunities that we believe the acquisition of Brooks Eckerd provides, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, sales of accounts receivable under our securitization agreements, borrowings made related to the Acquisition and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures including capital expenditures related to the Acquisition, for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” The interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination, based on the technical merits of the position. If it is determined that a tax position should be recognized, then the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adopted FIN 48 on March 4, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” amending Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” which we adopted on March 4, 2007. We perform servicing of the assets that we sell under our securitization agreements. However, we have determined the benefit of servicing the transferred financial assets, implicit in the terms and conditions of the securitization agreement, are just adequate to compensate us as servicer of these assets. Accordingly, we have concluded that we do not have a separate servicing asset or servicing liability to recognize.

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

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition—Critical Accounting Policies and Estimates” included in our fiscal 2007 10-K report.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2007 10-K.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of June 4, 2007, after taking into effect the debt incurred to finance the Acquisition.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at June 4, 2007
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$373	$150,322	$122	$358,097	$115	$3,157,559	$3,666,588	$3,575,633
Average Interest Rate	8.00%	6.13%	8.00%	8.17%	8.00%	8.52%	8.39%
Variable Rate	$—	$—	$—	$579,000	$	$1,105,000	$1,684,000	$1,684,000
Average Interest Rate	0.00%	0.00%	0.00%	7.23%	0.00%	0.00%	7.13%

As of June 4, 2007, after considering the borrowings made to consummate the Acquisition, 31% of our total debt is exposed to fluctuations in variable interest rates.

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

PART II.   OTHER INFORMATION

ITEM 1.                Legal Proceedings

Not applicable

ITEM 1A.        Risk Factors

See risk factors disclosed in the Fiscal 2007 10-K.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on both our Form 8-K filed with the SEC on June 7, 2007 and our Form 8-K/A filed with the SEC on July 6, 2007, the Company completed its acquisition (the “Acquisition”) of the Brooks and Eckerd drugstore chains from the Jean Coutu Group (PJC) Inc. (“Jean Coutu Group”), pursuant to the Stock Purchase Agreement, dated as of August 23, 2006, between Rite Aid and Jean Coutu Group (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, Rite Aid paid $2.36 billion in cash, subject to a final determination of the working capital adjustment included therein, and issued 250 million shares of Rite Aid common stock to Jean Coutu Group. The shares issued to Jean Coutu Group represent approximately 30% of the total Rite Aid voting power. The shares were issued in a private transaction in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the “Securities Act”). The basis for relying on this exemption is that the issuance of Rite Aid common stock to Jean Coutu, as a portion of the consideration for the Acquisition, was a privately negotiated transaction with one accredited investor that did not involve a general solicitation. The certificates representing the shares of common stock issued in the Acquisition contain a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration which has become effective under the Securities Act or pursuant to an exemption from such registration. We have granted Jean Coutu Group rights with respect to the registration under the Securities Act of the shares of our common stock issued pursuant to the Stock Purchase Agreement or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market purchase rights under our previously disclosed stockholder agreement with Jean Coutu Group and certain Coutu family members.

ITEM 3.                Defaults Upon Senior Securities

Not applicable.

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the thirteen week period ended June 2, 2007.

ITEM 5.                Other Information

Not applicable.

ITEM 6.                Exhibits

(a)        The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Stock Purchase Agreement, dated as of August 23, 2006, between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2 to Form 8-K, filed on August 24, 2006
2.2

Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu

Filed herewith
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Amendment to the Restated Certificate of Incorporation	Included in the Preliminary Proxy Statement on Schedule 14A, filed on October 2, 2006
3.5	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	5.50% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.9	By-laws, as amended and restated	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
4.1

Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027 and 6.875% Notes due 2013

Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993

4.2

Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company’s 7.70% Notes due 2027 and 6.875% Notes due 2013

Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3

Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company’s 6.125% Notes due 2008 and 6.875% Notes due 2028

Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4

Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company’s 6.125% Notes due 2008 and 6.875% Notes due 2028

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
4.7

Indenture, dated as of January 11, 2005, among Rite Aid Corporation, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company’s 7.5% Senior Secured Notes due January 15, 2015

Exhibit 99.2 to Form 8-K, filed on January 13, 2005
4.8

Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017

Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.9	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.10

Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015

Exhibit 4.1 to Form 8-K, filed on June 7, 2007

4.11

Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017

Exhibit 4.2 to Form 8-K, filed on June 7, 2007
10.1	Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of June 26, 2007	Filed herewith
10.2

First Amendment and Restatement and waiver dated as of June 4, 2007 (this “Amendment”) to the Amendment and Restatement Agreement dated as of November 8, 2006 relating to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 30, 2005 among Rite Aid Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent and Bank of America, N.A., as syndication agent.

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

Date: July 12, 2007	RITE AID CORPORATION
	By:	/s/ ROBERT B. SARI
Robert B. Sari
Executive Vice President and General Counsel
Date: July 12, 2007	By:	/s/ KEVIN TWOMEY
Kevin Twomey
Chief Financial Officer and Executive Vice President