Form 10-Q
period 2007-09-01
RITE AID CORP
filed 2007-10-10
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2007

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

The registrant had 795,128,705 shares of its $1.00 par value common stock outstanding as of October 5, 2007.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.                Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 1, 2007	March 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$170,332	$106,148
Accounts receivable, net	788,718	374,493
Inventories, net	3,992,427	2,335,679
Prepaid expenses and other current assets	167,203	136,668
Total current assets	5,118,680	2,952,988
Property, plant and equipment, net	2,911,391	1,743,104
Goodwill	1,575,924	656,037
Other intangibles, net	1,233,305	178,220
Deferred tax assets	1,186,256	1,380,942
Other assets	240,571	179,733
Total assets	$12,266,127	$7,091,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$22,267	$16,184
Accounts payable	1,638,674	902,807
Accrued salaries, wages and other current liabilities	1,093,136	670,934
Total current liabilities	2,754,077	1,589,925
Long-term debt, less current maturities	5,519,777	2,909,983
Lease financing obligations, less current maturities	160,006	174,121
Other noncurrent liabilities	1,092,852	754,149
Total liabilities	9,526,712	5,428,178
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—series E, par value $1 per share, liquidation value $50 per share; 2,500 shares authorized; shares issued 2,500	120,000	120,000
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,345 and 1,299	134,504	129,917
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,312 and 1,274	131,235	127,385
Preferred stock—series I, par value $1 per share, liquidation value $25 per share; 5,200 shares authorized; shares issued 4,820	116,415	116,415
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 795,430 and 536,686	795,430	536,686
Additional paid-in capital	3,965,143	3,118,299
Accumulated deficit	(2,500,250)	(2,462,197)
Accumulated other comprehensive loss	(23,062)	(23,659)
Total stockholders’ equity	2,739,415	1,662,846
Total liabilities and stockholders’ equity	$12,266,127	$7,091,024

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Week Period Ended
	September 1, 2007	September 2, 2006
Revenues	$6,599,205	$4,288,356
Costs and expenses:
Cost of goods sold	4,802,881	3,137,321
Selling, general and administrative expenses	1,750,881	1,082,102
Store closing and impairment charges	16,587	6,446
Interest expense	123,250	68,185
Acquisition related financing commitment charge	12,900	—
Loss (gain) on sale of assets and investments, net	1,651	(2,146)
	6,708,150	4,291,908
Loss before income taxes	(108,945)	(3,552)
Income tax benefit	(39,347)	(3,222)
Net loss	$(69,598)	$(330)
Computation of loss attributable to common stockholders:
Net loss	$(69,598)	$(330)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,097)	(7,830)
Preferred stock beneficial conversion	(480)	—
Loss attributable to common stockholders	$(78,201)	$(8,186)
Basic and diluted loss per share	$(0.10)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006
Revenues	$11,057,015	$8,625,442
Costs and expenses:
Cost of goods sold	8,038,010	6,290,407
Selling, general and administrative expenses	2,878,668	2,167,699
Store closing and impairment charges	20,617	19,034
Interest expense	191,975	137,519
Acquisition related financing commitment charge	12,900	—
Gain on sale of assets and investments, net	(2,579)	(1,355)
	11,139,591	8,613,304
(Loss) income before income taxes	(82,576)	12,138
Income tax (benefit) expense	(40,612)	1,513
Net (loss) income	$(41,964)	$10,625
Computation of loss attributable to common stockholders:
Net (loss) income	$(41,964)	$10,625
Accretion of redeemable preferred stock	(51)	(51)
Cumulative preferred stock dividends	(16,127)	(15,597)
Preferred stock beneficial conversion	(556)	—
Loss attributable to common stockholders	$(58,698)	$(5,023)
Basic and diluted loss per share	$(0.09)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006
Operating activities:
Net (loss) income	$(41,964)	$10,625
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	200,411	133,420
Store closing and impairment charges	20,617	19,034
LIFO charges	25,332	17,892
Gain on sale of assets and investments, net	(2,579)	(1,355)
Stock-based compensation expense	18,574	8,606
Acquisition related financing commitment charge	12,900	—
Changes in deferred taxes	(39,002)	4,234
Proceeds from insured loss	8,550	—
Changes in operating assets and liabilities:
Net repayments to accounts receivable securitization	(60,000)	(5,000)
Proceeds from the sale of inventory	8,156	—
Accounts receivable	56,590	7,293
Inventories	(256,035)	(100,776)
Prepaid expenses and other current assets	(1,803)	1,329
Other assets	(418)	1,490
Income taxes receivable/payable	(11,518)	(6,024)
Accounts payable	75,324	76,882
Other liabilities	33,517	(29,710)
Net cash provided by operating activities	46,652	137,940
Investing activities:
Payments for property, plant and equipment	(279,686)	(137,194)
Intangible assets acquired	(29,710)	(17,781)
Acquisition of Jean Coutu USA, net of cash acquired	(2,356,578)	—
Proceeds from sale-leaseback transactions	10,550	31,480
Proceeds from dispositions of assets and investments	13,108	5,166
Proceeds from insured loss	5,950	—
Net cash used in investing activities	(2,636,366)	(118,329)
Financing activities:
Proceeds from issuance of long term debt	2,306,005	—
Net proceeds from revolver	303,000	1,000
Proceeds from financing secured by owned property	—	11,072
Principal payments on long-term debt	(7,209)	(5,170)
Change in zero balance cash accounts	100,617	(875)
Excess tax deduction on stock options	5,522	111
Net proceeds from issuance of common stock	11,848	2,506
Payments for preferred stock dividends	(7,690)	(7,690)
Financing costs paid	(58,195)	—
Net cash provided by financing activities	2,653,898	954
Increase in cash and cash equivalents	64,184	20,565
Cash and cash equivalents, beginning of period	106,148	76,067
Cash and cash equivalents, end of period	$170,332	$96,632
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $904 and $568, respectively)	$103,879	$126,154
Cash payments of income taxes, net of refunds	$2,272	$1,737
Equipment financed under capital leases	$4,231	$5,245
Equipment received for noncash consideration	$290	$3,111
Reduction in lease financing obligation	$27,543	$2,976
Preferred stock dividends paid in additional shares	$8,437	$7,907

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended September 1, 2007 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Fiscal 2007 10-K.

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

3.                 Acquisition

On June 4, 2007, the Company acquired of all of the membership interests of JCG (PJC) USA, LLC (“Jean Coutu USA”) from Jean Coutu Group (PJC) Inc. (“Jean Coutu Group”), pursuant to the terms of the Stock Purchase Agreement (the “Agreement”) dated August 23, 2006. Jean Coutu USA, which was a

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

wholly owned subsidiary of the Jean Coutu Group, consisted of 1,854 stores operating under the Brooks and Eckerd banners and six distribution centers. These stores and distribution centers are located in 18 states, primarily on the East Coast and in the Mid-Atlantic region. As a condition of the acquisition of Jean Coutu USA, the Company was required by the Federal Trade Commission (“FTC”) to divest of 23 stores. The Company’s acquisition of Jean Coutu USA created the largest drugstore chain on the east coast, which the Company believes will significantly strengthen the Company’s position as the third largest national drugstore chain. The Company’s management believes that the acquisition of Jean Coutu USA will provide the Company with the scale to more effectively compete with its major drugstore rivals and will enable the Company to achieve significant cost efficiencies in the areas of merchandising, purchasing, advertising and distribution, as well as administrative expenses.

As consideration for the acquisition of Jean Coutu USA (the “Acquisition”), the Company paid $2,358,241, including a preliminary working capital adjustment of $58,241, and issued 250,000 shares of Rite Aid common stock. The Company financed the cash payment via the establishment of a new term loan facility, issuance of senior notes and borrowings under its existing revolving credit facility. The consideration associated with the common stock was $1,090,000 based on a stock price of $4.36 per share, representing the average closing price of Rite Aid common stock beginning two days prior to the announcement of the Acquisition on August 24, 2006 and ending two days after the announcement. The working capital adjustment has not yet been finalized and therefore the final purchase price of the Acquisition could change.

The shares of Rite Aid common stock issued to Jean Coutu Group in the Acquisition represent approximately 30.2% of the total Rite Aid voting power. The Company expanded its Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, the Company entered into a Stockholder Agreement (the “Stockholder Agreement”) with Jean Coutu Group and certain Coutu family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group’s ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. The Company and Jean Coutu Group also entered into a Registrations Rights Agreement giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

The Company’s consolidated financial statements for the thirteen and twenty-six week periods ended September 1, 2007 include Jean Coutu USA results of operations for the thirteen week period ended September 1, 2007. The Company’s financial statements reflect preliminary purchase accounting adjustments in accordance with SFAS No. 141 “Business Combinations”, whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The following allocation of the purchase price and the estimated transaction costs is preliminary and is based on information available to the Company’s management at the time the consolidated financial statements were prepared. Accordingly, the allocation is expected to change and the impact of such changes may be material.

Preliminary purchase price
Cash consideration	$2,358,241
Stock consideration	1,090,000
Capitalized acquisition costs	42,547
Total	$3,490,788
Preliminary purchase price allocation
Cash and cash equivalents	$25,868
Accounts receivable	437,074
Inventories	1,422,720
Other current assets	63,481
Total current assets	1,949,143
Property and equipment(1)	1,100,949
Intangible assets(2)	1,089,019
Goodwill	919,887
Other assets	3,667
Total assets acquired	5,062,665
Accounts payable	561,369
Other current liabilities(3)	468,338
Total current liabilities	1,029,707
Other long term liabilities(4)	542,170
Total liabilities assumed	1,571,877
Net assets acquired	$3,490,788

(1)          Property, plant and equipment is recorded at estimated fair value, as determined by management based on available information including a preliminary valuation prepared by an independent third party.

(2)          Intangible assets are recorded at estimated fair value, as determined by management based on available information including a preliminary valuation prepared by an independent third party. Included in intangible assets are prescription file intangibles of $619,100 and intangible assets for operating leases with favorable market terms of $469,900.

(3)          Included in accrued liabilities is an accrual for severance payments to associates of Jean Coutu USA who were involuntarily terminated of $11,137. Also included in other current liabilities is a deferred tax liability of $79,635.

(4)          Included in other long-term liabilities is an accrual of $30,810 to reserve for the remaining lease liability on stores of Jean Coutu USA that the Company entered into a formal plan to close. Also

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

included in other long-term liabilities is an intangible liability of $141,500 for operating leases with unfavorable market terms and a deferred tax liability of $175,713.

In connection with the Acquisition, the Company has entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group will provide certain information technology, network and support services to the Company. Jean Coutu Group must provide these services to the Company for a minimum period of nine months following the closing date of the Acquisition. The Company has the option to extend the term of the agreement for up to three additional three-month periods. During the thirteen week period ended September 1, 2007, the Company recorded expense of $1,790 for services provided under this agreement.

The following unaudited pro forma consolidated financial data gives effect to the Acquisition as if it had occurred as of the beginning of the periods presented.

	Thirteen week Periods Ended		Twenty-Six week Periods Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
	Actual	Pro forma	Pro forma	Pro forma
Net revenues	$6,599,205	$6,636,615	$13,449,805	$13,401,883
Net loss	(69,598)	(52,338)	(99,498)	(72,762)
Basic and diluted loss per share	$(0.10)	$(0.07)	$(0.13)	$(0.09)

The pro forma information for the thirteen weeks ended September 1, 2007 is identical to the actual results reported by the Company as Jean Coutu USA results were included in the consolidated operations of the Company for the entire period.

The pro forma combined information assumes the acquisition of Jean Coutu USA occurred at the beginning of each period presented. These results have been prepared by combining the historical results of the Company and historical results of Jean Coutu USA. The pro forma financial data for all periods presented include adjustments to reflect the incremental interest expense that results from the incurrence of the additional debt to finance the acquisition and additional depreciation and amortization expense resulting from the preliminary purchase price allocation described above. The pro forma information for the twenty-six weeks ended September 1, 2007 includes charges of $63,266 resulting from the integration of the Jean Coutu USA stores. Pro forma results do not include any incremental cost savings that may result from the integration. Additionally, pro forma results have not been adjusted to reflect the divestiture of stores required by the FTC.

The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Numerator for loss per share:
Net (loss) income	$(69,598)	$(330)	$(41,964)	$10,625
Accretion of redeemable preferred stock	(26)	(26)	(51)	(51)
Cumulative preferred stock dividends	(8,097)	(7,830)	(16,127)	(15,597)
Preferred stock beneficial conversion	(480)	—	(556)	—
Loss attributable to common stockholders, basic and diluted	$(78,201)	$(8,186)	$(58,698)	$(5,023)
Denominator:
Basic and diluted weighted average shares	781,805	523,373	656,422	522,751
Basic and diluted loss per share:	$(0.10)	$(0.02)	$(0.09)	$(0.01)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Stock options	66,262	67,388	66,262	67,388
Convertible preferred stock	96,754	100,904	96,754	100,904
Convertible debt	—	38,462	—	38,462
	163,016	206,754	163,016	206,754

5.                 Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Impairment charges	$582	$98	$2,326	$11,392
Store and equipment lease exit charges	16,005	6,348	18,291	7,642
	$16,587	$6,446	$20,617	$19,034

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

Impairment charges

Impairment charges include non-cash charges of $582 and $98 for the thirteen week periods ended September 1, 2007 and September 2, 2006, for the impairment of long-lived assets at eight and three stores, respectively. Impairment charges include non-cash charges of $2,326 and $11,392 for the twenty-six week periods ended September 1, 2007 and September 2, 2006, for the impairment of long-lived assets at 23 and 19 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store.

Store and equipment lease exit charges

During the thirteen week periods ended September 1, 2007 and September 2, 2006, the Company recorded charges for nine and 13 stores to be closed or relocated under long term leases in each respective period. During the twenty-six week periods ended September 1, 2007 and September 2, 2006, the Company recorded charges for 20 and 18 stores to be closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion. The table for the thirteen and twenty-six week periods ended September 1, 2007 also reflects the increase in the closed store reserve related to the acquisition of the existing closed store portfolio from Jean Coutu USA as well as the additional liability related to stores that Company management plans to close as a result of the acquisition. These liabilities represent the estimated fair value of the respective store lease commitments as of the date of the acquisition and are therefore recorded as part of allocation of the purchase price of Jean Coutu USA.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Balance—beginning of period	$189,113	$203,771	$195,205	$208,455
Provision for present value of noncancellable lease payments of closed stores	5,362	3,138	11,368	7,438
Changes in assumptions about future sublease income, terminations and changes in interest rates	6,738	939	1,142	(4,180)
Interest accretion	3,955	2,410	6,135	4,849
Leased properties of Jean Coutu USA closed or designated to be closed	136,172	—	136,172	—
Cash payments, net of sublease income	(15,090)	(8,556)	(23,772)	(14,860)
Balance—end of period	$326,250	$201,702	$326,250	$201,702

The Company’s revenues and income before income taxes for the thirteen and twenty-six week periods ended September 1, 2007 and September 2, 2006 include results from stores that have been closed as of September 1, 2007. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Revenues	$31,071	$55,548	$71,909	$121,073
Loss from operations	(2,546)	(2,140)	(5,651)	(3,268)

Included in these stores’ loss from operations for the thirteen week periods ended September 1, 2007 and September 2, 2006, are depreciation and amortization charges of $114 and $427 and closed store inventory liquidation charges of $1,446 and $2,126, respectively. Included in these stores’ loss from operations for the twenty-six week periods ended September 1, 2007 and September 2, 2006, are depreciation and amortization charges of $387 and $925 and closed store inventory liquidation charges of $2,647 and $3,652, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

6.                 Income Taxes

The Company recorded an income tax benefit of $39,347 and $3,222 for the thirteen week periods ended September 1, 2007 and September 2, 2006 respectively, and income tax benefit of $40,612 and income tax expense of $1,513 for the twenty-six week periods ended September 1, 2007 and September 2, 2006, respectively. The provision for income taxes for the twenty-six week period ended September 1, 2007 was net of a benefit of $6,981 for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $1,767 for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $2,100 and related interest of $1,700 due to expiration of certain state statutes. The provision for income taxes for the twenty-six week period ended September 2, 2006 was net of a reduction of a liability for state taxes of $6,337. The Company’s net deferred tax assets have decreased as a result of the acquisition of Jean Coutu USA.

Effective March 4, 2007, the Company adopted the provisions of FIN 48. As of March 4, 2007, unrecognized tax benefits totaled $37,186. As a result of the implementation of FIN 48, the Company’s tax contingencies decreased $6,636, and after the deferred tax impact of $2,170, the net effect was accounted for as an increase to retained earnings of $4,466. The decrease in unrecognized tax benefits would have decreased income tax expense in prior periods. To the extent the remaining unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

A preliminary liability of $23,650 was established for Jean Coutu USA for uncertain tax positions. In subsequent periods, any income tax adjustments related to pre-acquisition tax periods will result in adjustments to assets and liabilities acquired in connection with the Acquisition.

The Company recognizes interest and penalties related to tax congingencies as income tax expense. Prior to the adoption of FIN 48, the Company included interest as income tax expense and penalties as an operating expense. As of September 1, 2007 and March 4, 2007, the total amount of accrued income tax-related interest and penalties was $15,148 and $14,182, respectively.

The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2002. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax return for Jean Coutu USA for fiscal years 2004 and 2005. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from fiscal 1996.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

In addition to unrecognized tax benefits, the Company has valuation allowances related to tax benefits in certain jurisdictions arising primarily from state net operating loss carryforwards and federal capital loss carryforwards. On an ongoing basis, the Company reassesses the need for such valuation allowances based on recent operating results, its assessment of the likelihood of future taxable income and developments in relevant tax jurisdictions. The Company had a valuation allowance against net deferred tax assets of $239,836 at March 3, 2007.

7.                 Accounts Receivable

The Company maintains securitization agreements with several multi-seller asset-backed commercial paper vehicles (“CPVs”). Under the terms of the securitization agreements, the Company sells substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company’s affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs. Transferred outstanding receivables during the thirteen and twenty-six week periods ended September 1, 2007 and September 2, 2006 could not exceed $400,000.

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At September 1, 2007 and March 3, 2007, the total outstanding receivables that have been transferred to CPVs were $290,000 and $350,000, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended September 1, 2007 and September 2, 2006 was $317,527 and $331,593, respectively. Total receivable transfers for both the thirteen week periods ended September 1, 2007 and September 2, 2006 totaled approximately $1,151,000. Collections made by the Company as part of the servicing agreements on behalf of the CPVs, for the thirteen week periods ended September 1, 2007 and September 2, 2006 totaled approximately $1,241,000 and $1,171,000, respectively. The average amount of outstanding receivables transferred during the twenty-six week periods ended September 1, 2007 and September 2, 2006 was $338,516 and $327,308, respectively. Total receivable transfers for the twenty-six week periods ended September 1, 2007 and September 2, 2006 totaled approximately $2,441,000 and $2,231,000, respectively. Collections made by the Company as part of the servicing agreements on behalf of the CPVs, for the twenty-six week periods ended September 1, 2007 and September 2, 2006 totaled approximately $2,501,000 and $2,236,000, respectively. At September 1, 2007 and March 3, 2007, the Company retained an interest in the eligible third party pharmaceutical receivables not transferred to the CPVs of $210,000 and $255,057, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

During the thirteen and twenty-six week periods ended September 1, 2007 and September 2, 2006, the Company was subject to an ongoing program fee of LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and had to pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended September 1, 2007 and September 2, 2006 were $5,107 and $5,424 respectively. Program and liquidity fees for the twenty-six week periods ended September 1, 2007 and September 2, 2006 were $10,979 and $10,428 respectively. Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2008 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, the Company has access to a backstop credit facility, which is backed by the CPVs and which expires in September 2010, to provide liquidity to the Company.

On September 18, 2007, the Company amended its securitization agreements. As a result of this amendment the total amount of interest in receivables that can be transferred to the CPV was increased to $650,000. Also the ongoing program fee is LIBOR plus 1.00% and the liquidity fee is .25%. The CPV’s commitment to purchase has been extended to September 2008 and the backstop credit facility availability has been extended to September 2010. The Company paid a one time fee of $900 to secure this amendment.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company’s corporate concentration account. At September 1, 2007 and March 3, 2007, the Company had $2,579 and $3,000 of cash respectively that is restricted for the payment of trustee fees.

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

8.                 Sale Leaseback Transactions

During the twenty-six week period ended September 1, 2007, the Company sold a total of three owned properties to independent third parties. Net proceeds from these sales were $10,550. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for all of these leases as operating leases. A gain on the sale of these stores of $1,490 was deferred and is being recorded over the minimum term of these leases.

During the twenty-six week period ended September 2, 2006, the Company sold the land and buildings on 16 owned properties to independent third parties. Net proceeds from the sale were $42,552. Concurrent with these sales, the Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. The Company is accounting for 12 of these leases as operating leases. A

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

gain of $2,072 was deferred and is being recorded over the minimum lease term. The remaining four leases were originally accounted for using the financing method, as the lease agreements contained a clause that allowed the buyer to force the Company to repurchase the properties under certain conditions. Subsequent to September 2, 2006, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on three of the four leases. Therefore, these leases are now accounted for as operating leases. The Company recorded a capital lease obligation of $3,029 related to the remaining lease.

9.                 Goodwill and Other Intangibles

The Company evaluates goodwill for impairment on an annual basis at the end of its fiscal year. The increase in goodwill as of September 1, 2007 is a result of the acquisition of Jean Coutu USA. Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company’s amortizable intangible assets as of September 1, 2007 and March 3, 2007.

	September 1, 2007			March 3, 2007
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$774,155	$(220,317)	9 years	$297,679	$(199,414)	10 years
Prescription files	1,066,437	(386,970)	9 years	428,282	(348,326)	3 years
Total	$1,840,592	$(607,287)		$725,961	$(547,740)

Amortization expense for these intangible assets was $49,401 and $59,675 for the thirteen and twenty-six week periods ended September 1, 2007. Amortization expense for these intangible assets was $10,111 and $19,814 for the thirteen and twenty-six week periods ended September 2, 2006. The anticipated annual amortization expense for these intangible assets is 2008—$167,238; 2009—$195,116; 2010—$177,888; 2011—$165,365; and 2012—$134,401. These anticipated annual amortization expenses could change upon the final allocation of the purchase price of Jean Coutu USA.

In connection with its acquisition of Jean Coutu USA, the Company determined that the acquired prescription files will be amortized over an estimated useful life of ten years on an accelerated basis, which approximates the anticipated prescription file retention and related cash flows.

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

10.          Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at September 1, 2007 and March 3, 2007:

	September 1, 2007	March 3 2007
Secured Debt:
Senior secured revolving credit facility due September 2010	$603,000	$300,000
Senior secured credit facility term loan due September 2010	145,000	145,000
Senior secured credit facility term loan due June 2014	1,105,000	—
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $1,834 and $2,167)	358,166	357,833
7.5% senior secured notes due January 2015	200,000	200,000
7.5% senior secured notes due March 2017	500,000	500,000
Other secured	1,109	1,521
	2,912,275	1,504,354
Guaranteed unsecured Debt:
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,381 and $1,501)	148,619	148,499
8.625 senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $5,810)	404,190	—
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $12,683)	797,317	—
	1,850,126	648,499
Unsecured Debt:
6.125% fixed-rate senior notes due December 2008	150,000	150,000
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	757,773	757,773
Lease financing obligations	181,876	189,662
Total debt	5,702,050	3,100,288
Current maturities of long-term debt and lease financing obligations	(22,267)	(16,184)
Long-term debt and lease financing obligations, less current maturities	$5,679,783	$3,084,104

Credit Facility

The Company has a senior secured credit facility that includes a $1,750,000 revolving credit facility. Borrowings under the revolving secured credit facility currently bear interest at LIBOR plus 1.5%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending upon the amount of the revolver availability, as specified in the senior secured credit

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

facility. The Company is required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

The Company’s ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At September 1, 2007, the Company had $603,000 of borrowings outstanding under the revolving credit facility. At September 1, 2007, the Company also had letters of credit outstanding against the revolving credit facility of $184,779, which gave the Company additional borrowing capacity of $962,221.

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

The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending on the amount of availability under the Company’s revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable on September 30, 2010, or earlier, if there is a shortfall in the Company’s borrowing base under its revolving credit facility.

On June 4, 2007, the Company amended its senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105,000 and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the “Tranche 2 Term Loans”) were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bears interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 0.75%. The Company must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company’s borrowing base under the Company’s revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payment of principal prior to three months after September 30, 2014. However, other debentures do not permit additional secured debt if the revolver is fully drawn and there is no additional collateral. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after September 30, 2014; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before June 4, 2014, and for the

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

repurchase of debt with a maturity after June 4, 2014, if the Company maintains availability on the revolving credit facility of at least $100,000.

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

Substantially all of Rite Aid Corporation’s wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the revolving credit facility and Tranche 1 Term Loans and following the filing of this quarterly report, the Tranche 2 Term Loans are secured by a first priority lien on, among other things the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The 8.125% senior secured notes due 2010, the 7.5% senior secured notes due 2015 and the 7.5% senior secured notes due 2017 are guaranteed by substantially all of the Company’s wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and are secured on a second priority basis by the same collateral as the senior secured credit facility. The 9.25% senior notes due June 2013, the 8.625% senior notes due March 2015, the 9.375% senior notes due December 2015 and the 9.5% senior notes due June 2017 are also guaranteed by substantially all of the Company’s wholly-owned subsidiaries.

The subsidiary guarantees related to the Company’s senior secured credit facility and certain of the Company’s indentures are full and unconditional and joint and several, and there are no restrictions on the ability of the parent to obtain funds from its subsidiaries. Also, the parent company has no independent assets or operations, and subsidiaries not guaranteeing the credit facility and applicable indentures are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

Other

On June 4, 2007 the Company incurred $1,220,000 aggregate principal amount of senior notes. The issue consisted of $410,000 of 9.375% senior notes due 2015 and $810,000 of 9.5% senior notes due 2017. The Company’s obligations under each series of notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company’s subsidiaries that guarantee its obligations under the existing senior secured credit facility and other outstanding senior secured notes. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of the Company’s other unsecured, unsubordinated debt. The indentures governing the notes contain covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things, incur additional debt, pay dividends or make other restricted payments, purchase, redeem or retire capital stock

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

or subordinated debt, make asset sales, enter into transactions with affiliates, incur liens, enter into sale-leaseback transactions, provide subsidiary guarantees, make investments and merge or consolidate with any other persons.

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2008 and thereafter are as follows: 2008—$230; 2009—$158,610; 2010—$11,172; 2011—$1,117,314; 2012—$11,165 and $4,221,684 in 2013 and thereafter. At September 1, 2007 the Company was in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

11.          Stock Option and Stock Awards

Effective March 5, 2006, the Company adopted SFAS No. 123 (R), “Share-Based Payment” using the modified prospective transition method. Total share based compensation expense for the twenty-six week periods ended September 1, 2007 and September 2, 2006 was $18,574 and $8,606, respectively. Share-based compensation expense is included in the consolidated statements of operations within selling, general and administrative expenses.

The Company typically issues its annual share-based compensation grants during the second quarter of each fiscal year. The total number and type of grants and the related weighted average fair value for the twenty-six week periods are as follows:

	September 1, 2007		September 2, 2006
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options awarded	10,087	$3.25	6,642	$2.47
Stock awards granted	6,768	$6.10	4,812	$4.34
Total awards	16,855		11,454

Stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Non-employee director options granted vest, and are subsequently exercisable in equal annual installments over a three-year period. Stock awards granted vest in equal annual installments over a three year period. Additionally, vesting of 991 shares awarded to certain senior executives is conditional upon the Company meeting specified performance targets.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006
Expected stock price volatility	52%	56%
Expected dividend yield	0%	0%
Risk-free interest rate	5.0%	5.0%
Expected option life	5.5 years	5.5 years

RITE AID CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Thirteen and Twenty-six Week Periods Ended September 1, 2007 and September 2, 2006
(Dollars and share information in thousands, except per share amounts)
(unaudited)

As of September 1, 2007, there was $40,312 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 3.1 years. As of September 1, 2007, there was $40,896 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.2 years.

Certain of the Company’s executives have employment agreements with change-in-control clauses that resulted in the full vesting of unvested stock options and stock awards upon the closing of the Acquisition. In connection with this vesting the Company recorded additional share-based compensation expense of $4,299 in the thirteen and twenty-six week periods ended September 1, 2007.

12.          Retirement Plans

Net periodic pension expense recorded in the thirteen and twenty-six week periods ended September 1, 2007 and September 2, 2006, for the Company’s defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
Service cost	$858	$780	$12	$21	$1,716	$1,560	$24	$42
Interest cost	1,376	1,306	285	276	2,752	2,612	576	552
Expected return on plan assets	(1,272)	(969)	—	—	(2,544)	(1,938)	—	—
Amortization of unrecognized net transition obligation	—	—	21	21	—	—	44	42
Amortization of unrecognized prior service cost	249	177	—	—	498	354	—	—
Amortization of unrecognized net loss	235	631	24	44	470	1,262	48	88
Net pension expense	$1,446	$1,925	$342	$362	$2,892	$3,850	$692	$724

During the thirteen and twenty-six week periods ended September 1, 2007 the Company contributed $432 and $907, respectively, to the Nonqualified Executive Retirement Plan. The Company made no contributions to the Defined Benefit Pension Plan. During the remainder of fiscal 2008, the Company expects to contribute $10,100 to the Defined Benefit Pension Plan and $907 to the Nonqualified Executive Retirement Plans.

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

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net loss for the thirteen week period ended September 1, 2007 was $69.6 million compared to $0.3 million for the thirteen week period ended September 2, 2006.  The operating results for the thirteen week period ended September 1, 2007 include the operating results of Brooks Eckerd for the entire period.  Although there was an increase in revenue related to the Brooks Eckerd acquisition and improvements in gross margin rate, these items were exceeded primarily by an increase in selling, general and administrative expenses (“SG&A) as a percent of revenues and an increase in interest expense.  These items are described in further detail in the following sections.  Also contributing to the loss in the thirteen week period ended September 1, 2007 was a $12.9 million charge related to a financing commitment charge that was incurred as a result of the Brooks Eckerd acquisition.

Net loss for the twenty-six week period ended September 1, 2007 was $42.0 million compared to net income of $10.6 million for the twenty-six week period ended September 2, 2006.  The operating results for the twenty-six week period ended September 1, 2007 include the operating results of Brooks Eckerd for the thirteen week period ended September 1, 2007.  Although there was an increase in revenue related to the Brooks Eckerd acquisition and improvements in gross margin rate, these items were exceeded primarily by an increase in selling, general and administrative expenses (“SG&A) as a percent of revenues and an increase in interest expense.  These items are described in further detail in the following sections.  Also contributing to the loss in the twenty-six week period ended September 1, 2007 was the $12.9 million financing commitment charge described above.

Acquisition of Jean Coutu USA

On June 4, 2007, we acquired all of the membership interests of JCG (PJC) USA, LLC (“Jean Coutu USA”) from Jean Coutu Group (PJC) Inc. (“Jean Coutu Group”), pursuant to the terms of the Stock Purchase Agreement (the “Agreement”) dated August 23, 2006. Jean Coutu USA, which was a wholly owned subsidiary of the Jean Coutu Group, consisted of 1,854 stores operating under the Brooks Eckerd banners and six distribution centers. These stores and distribution centers are located in 18 states, primarily on the East Coast and in the Mid-Atlantic region. As a condition of the acquisition of Jean Coutu USA, we were required by the Federal Trade Commission (“FTC”) to divest of 23 stores. Our acquisition of Jean Coutu USA created the largest drugstore chain on the East Coast, which we believe will significantly strengthen our position as the third largest national drugstore chain. We believe that the acquisition of Jean Coutu USA will provide us with the scale to more effectively compete with our major drugstore rivals and will enable us to achieve significant cost efficiencies in the areas of merchandising, purchasing, advertising and distribution, as well as administrative expenses.

As consideration for the acquisition of Jean Coutu USA (the “Acquisition”), we paid $2.36 billion, in cash, including a preliminary working capital adjustment of $58.2 million, and issued 250 million shares of Rite Aid common stock. We financed the cash payment via the establishment of a new term loan facility, issuance of notes and borrowings under our existing revolving credit facility. The working capital adjustment has not yet been finalized and therefore the final purchase price could change.

The shares of our common stock issued to Jean Coutu Group in the Acquisition represent approximately 30.2% of the total voting power. We expanded our Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, we entered into a Stockholder Agreement (the “Stockholder Agreement”) with Jean Coutu Group and certain Coutu family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group’s ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We have also entered into a Registrations Rights Agreement with Jean Coutu Group giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of our common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

The Brooks Eckerd stores are being integrated in phases.  These phases include the replacement of the Brooks Eckerd store systems with our store systems and a minor remodel of substantially all stores.  We have commenced the Brooks Eckerd store system conversions and have integrated the six new distribution centers.  We expect to complete the replacement of the Brooks Eckerd store systems by next March.  Some time after its systems are replaced, stores will receive a minor remodel, including upgraded décor and remerchandising.  All stores are expected to be converted and re-branded as Rite Aid over the next 13 months.

Over the next several years, we plan to fully remodel many of the Brooks Eckerd stores. We will also continue our store development program with plans to open nearly 1,000 new and relocated stores over the next five years.

Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
	(dollars in thousands)
Revenues	$6,599,205	$4,288,356	$11,057,015	$8,625,442
Revenue growth	53.9%	3.8%	28.2%	3.2%
Same store sales growth	1.1%	3.8%	1.7%	3.7%
Pharmacy sales growth	63.1%	4.9%	32.7%	4.0%
Same store pharmacy sales growth	1.4%	4.7%	2.1%	4.5%
Pharmacy sales as a % of total sales	67.4%	63.7%	66.2%	64.0%
Third party sales as a % of total pharmacy sales	95.9%	95.3%	95.8%	95.3%
Front-end sales growth	38.3%	1.9%	20.4%	1.9%
Same store front-end sales growth	0.6%	2.3%	1.1%	2.2%
Front-end sales as a % of total sales	32.6%	36.3%	33.8%	36.0%
Store data:
Total stores (beginning of period)	3,332	3,321	3,333	3,323
New stores	11	8	17	11
Store acquisitions, net	1,855	—	1,862	2
Closed stores	(56)	(14)	(70)	(21)
Total stores (end of period)	5,142	3,315	5,142	3,315
Relocated stores	8	17	15	21
Remodeled stores	20	1	35	14

Revenues

Revenue growth was 53.9% and 28.2% for the thirteen and twenty-six week periods ended September 1, 2007, respectively. This revenue growth was driven primarily by the acquisition of Brooks Eckerd. Same store sales trends, which do not include the Brooks Eckerd stores, are described in the following paragraphs. Brooks Eckerd store sales decreased from last year’s comparable period due primarily to the expected impact of current and ongoing integration activities. The Brooks Eckerd stores are being integrated in phases over the next 13 months and therefore integration activities could have a negative impact on Brooks Eckerd store sales trends in future periods.

Pharmacy same store sales increased by 1.4% and 2.1% in the thirteen and twenty-six week periods ended September 1, 2007, respectively, primarily driven by an increase in price per prescription and by same store prescription growth of 0.4% and 0.6% in the thirteen and twenty-six week periods ended September 1, 2007, respectively. In addition to favorable demographic trends, our script growth was positively impacted by Medicare Part D and by initiatives such as our focus on customer satisfaction, prescription file buys, our senior citizen loyalty program and the new and relocated store program. Partially offsetting these items was an increase in generic sales and lower reimbursement rates, including the lower reimbursement rates from the new Medicare Part D program. The rate of same store pharmacy sales growth has declined from last year’s comparable periods. This decline is partially due to a lower rate of growth in Medicare Part D enrollment in the thirteen and twenty-six week periods ended September 1, 2007 and partially due to a greater mix of generic prescriptions.

Front end same store sales increased by 0.6% and 1.1% in the thirteen and twenty-six week periods ended September 1, 2007, respectively, primarily as a result of strong performance in core categories, such as over-the-counter and health and beauty care, partially offset by a decrease in photo and film sales.

We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed. The Brooks Eckerd stores will be included in same store sales following the one-year anniversary of the acquisition.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2007	September 2 2006	September 1, 2007	September 2, 2006
	(dollars in thousands)
Cost of goods sold	$4,802,881	$3,137,321	$8,038,010	$6,290,407
Gross profit	1,796,324	1,151,035	3,019,005	2,335,035
Gross margin rate	27.2%	26.8%	27.3%	27.1%
Selling, general and administrative expenses	1,750,881	1,082,102	2,878,668	2,167,699
Selling, general and administrative expenses as a percentage of revenues	26.5%	25.2%	26.0%	25.1%
Store closing and impairment charges	16,587	6,446	20,617	19,034
Interest expense	123,250	68,185	191,975	137,519
Acquisition related financing commitment charge	12,900	—	12,900	—
Loss (gain) on sale of assets and investments, net	1,651	(2,146)	(2,579)	(1,355)

Cost of Goods Sold

Gross margin rate was 27.2% for the thirteen week period ended September 1, 2007 compared to 26.8% for the thirteen week period ended September 2, 2006. The improvement in gross margin rate was driven by an improvement in pharmacy and front-end gross margin rates. The improvement in the pharmacy gross margin rate was primarily due to an increase in the percentage of generic drugs sold and a lower cost of generics partially offset by lower reimbursement rates. The improvement in the front-end gross margin rate was primarily due to an increase in vendor promotional support and an increase in photo category gross margin rate.

Gross margin rate was 27.3% for the twenty-six week period ended September 1, 2007 compared to 27.1% for the twenty-six week period ended September 2, 2006. The improvement in gross margin rate was driven primarily by an improvement in front-end gross margin rates which was primarily due to an increase in vendor promotional support.

We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $16.0 million and $25.3 million for the thirteen and twenty-six week periods ended September 1, 2007 versus LIFO charges of $8.9 million and $17.9 million for the thirteen and twenty-six week periods ended September 2, 2006.

Selling, General and Administrative Expenses

SG&A as a percentage of revenues was 26.5% in the thirteen week period ended September 1, 2007 compared to 25.2% in the thirteen week period ended September 2, 2006. The increase in SG&A as a percentage of revenues is primarily due to an increase in expenses related to the integration of the Brooks Eckerd stores and distribution centers, an increase in depreciation and amortization expense related primarily to increased intangible assets resulting from the preliminary allocation of the purchase price of Brooks Eckerd and an increase in rent and occupancy expense in new and relocated stores and the sale and leaseback of owned stores. These increases were partially offset by expense management in other expense categories.

SG&A as a percentage of revenues was 26.0% in the twenty-six week period ended September 1, 2007 compared to 25.1% in the twenty-six week period ended September 2, 2006. The increase in SG&A as a percentage of revenues is primarily due to an increase in expenses related to the integration of the Brooks Eckerd stores and distribution centers, an increase in depreciation and amortization expense related primarily to increased intangible assets resulting from the preliminary allocation of the purchase price of Brooks Eckerd and an increase in rent and occupancy expense in new and relocated stores and the sale and leaseback of owned stores. These increases were partially offset by expense management in other expense categories.

Store Closing and Impairment Charges

Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006
	(dollars in thousands)
Impairment charges	$582	$98	$2,326	$11,392
Store and equipment lease exit charges	16,005	6,348	18,291	7,642
	$16,587	$6,446	$20,617	$19,034

Impairment Charges:   Impairment charges include non-cash charges of $0.6 million and $0.1 million in the thirteen week periods ended September 1, 2007 and September 2, 2006, respectively, for the impairment of long- lived assets at eight and three stores, respectively. Impairment charges include non-cash charges of $2.3 million and $11.4 million for the twenty-six week periods ended September 1, 2007 and September 2, 2006, respectively, for the impairment of long-lived assets at 23 and 19 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management’s intention to relocate or close the store.

Store and Equipment Lease Exit Charges:   During the thirteen week periods ended September 1, 2007 and September 2, 2006, we recorded charges for nine stores and 13 stores, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended September 1, 2007 and September 2, 2006, we recorded charges for 20 and 18 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly.

As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

Interest Expense

Interest expense was $123.2 million and $192.0 million for the thirteen and twenty-six week periods ended September 1, 2007, compared to $68.2 million and $137.5 million for the thirteen and twenty-six week periods ended September 2, 2006. The increase in interest expense for the thirteen week and twenty-six periods ended September 1, 2007 was due to increased borrowings to fund the Brooks Eckerd acquisition and an increase in LIBOR, which increased interest expense on borrowings under our senior secured credit facility.

The weighted average interest rates on our indebtedness for the twenty-six week period ended September 1, 2007 and September 2, 2006 were 7.8% and 7.6%, respectively.

Income Taxes

We recorded an income tax benefit of $39.3 million and $3.2 million for the thirteen week periods ended September 1, 2007 and September 2, 2006, respectively and income tax benefit of $40.6 million and income tax expense of $1.5 million for the twenty-six week periods ended September 1, 2007 and September 2, 2006, respectively. The provision for income taxes for the twenty-six week period ended September 1, 2007 was net of a benefit of $7.0 million for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $1.8 million for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $2.1 million and related interest of $1.7 million due to expiration of certain state statutes. The provision for income taxes for the twenty-six week period ended September 2, 2006 was net of a reduction of a liability for state taxes of $6.3 million.

As a result of the implementation of FIN 48, our tax contingencies decreased $6.6 million, and after the deferred tax impact of $2.2 million, the net effect was accounted for as an increase to retained earnings of $4.5 million. The decrease in unrecognized tax benefits would have decreased income tax expense in prior periods. To the extent our remaining unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect the change to have a significant impact on the results of operations or the financial position of our company. In subsequent periods, any income tax adjustments related to pre-acquisition tax periods will result in adjustments to assets and liabilities acquired in connection with the Acquisition.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties in accordance with the provisions of FIN 48. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable.

Liquidity and Capital Resources

General

We have five primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our receivable securitization agreements, (iv) the revolving credit facility under our senior secured credit facility and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for the costs of integrating the Brooks Eckerd stores and distribution centers and to provide funds for payment and repurchase of our debt.

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

Our ability to borrow under the senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At September 1, 2007, we had $603.0 million of borrowings outstanding under the revolving credit facility. At September 1, 2007, we also had letters of credit outstanding against the revolving credit facility of $184.8 million, which gave us additional borrowing capacity of $962.2 million.

In November 2006, we entered into an amendment of our senior secured credit facility to permit the closing of the acquisition of Brooks Eckerd. Pursuant to the terms of the senior secured credit facility amendment, we borrowed $145.0 million under a senior secured term loan. Proceeds from the borrowings under this senior secured term loan (the “Tranche 1 Term Loans”) were used to pay amounts outstanding under the revolving credit facility.

The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 0.50%. The interest rate can fluctuate depending on the amount of availability under our revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable on September 30, 2010, or earlier, if there is a shortfall in our borrowing base under our revolving credit facility.

On June 4, 2007, we further amended our senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105.0 million and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the “Tranche 2 Term Loans”) were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bears interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after September 30, 2014. However, other debentures do not permit additional secured debt if the revolver is fully drawn and there is no additional collateral. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after September 30, 2014; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before June 4, 2014 and for the repurchase of debt with a maturity after June 4, 2014 if we maintain availability on the revolving credit facility of at least $100.0 million.

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

Other

On June 4, 2007 we incurred $1.22 billion aggregate principal amount of senior notes. The issue consisted of $410.0 million of 9.375% senior notes due 2015 and $810.0 million of 9.5% senior notes due 2017. Our obligations under each series of notes are fully and unconditionally guaranteed, jointly and severally, by all of our subsidiaries that guarantee our obligations under our existing senior secured credit facility and our outstanding senior secured notes. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of our other unsecured, unsubordinated debt. The indentures governing the notes contain covenants that limit our ability and the ability of our restricted subsidiaries to, among other things; incur additional debt, pay dividends or make other restricted payments, purchase, redeem or retire capital stock or subordinated debt, make asset sales, enter into transactions with affiliates, incur liens, enter into sale-leaseback transactions, provide subsidiary guarantees, make investments and merge or consolidate with any other persons.

The aggregate annual principal payments of long-term debt as of September 1, 2007 for the remainder of fiscal 2008 and thereafter are as follows: 2008—$0.2 million; 2009—$158.6 million; 2010—$11.2 million; 2011—$1,117.3 million; 2012—$11.2 million; and $4,221.7 million in 2013 and thereafter. At September 1, 2007 we were in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

Sale Leaseback Transactions

During the twenty-six week period ended September 1, 2007, we sold a total of three owned properties to independent third parties. Net proceeds from these sales were $10.6 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over a minimum lease terms of 20 years. We accounted for all of these leases as operating leases. A gain on the sale of these stores of $1.5 million was deferred and is being recorded over the minimum term of these leases.

During the twenty-six week period ended September 2, 2006, we sold the land and buildings at a total of 16 owned stores to an independent third party. Proceeds from these sales were approximately $42.6 million. Concurrent with these sales, we entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. We account for 12 of these leases as operating leases. A gain of approximately $2.1 million was deferred and is being recorded over the minimum lease term. We originally accounted for the remaining 4 leases as capital leases, as the lease agreements contained a clause that allowed the buyer to force us to repurchase the property under certain conditions. Subsequent to September 2, 2006, the clause that allowed the buyer to force us to repurchase the properties lapsed on three of the four leases. Therefore, these three leases are now being accounted for as operating leases. We recorded a capital lease obligation of $3.0 million related to the remaining lease.

Off Balance Sheet Obligations

We maintain receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles (“CPVs”). Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs. Transferred outstanding receivables during the thirteen and twenty-six week periods ended September 1, 2007 and September 2, 2006 could not exceed $400.0 million.

The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution (“Securitization Formula”). Adjustments to this amount can occur on a weekly basis. At September 1, 2007 and March 3, 2007, the total of outstanding receivables that had been transferred to the CPVs were $290.0 million and $350.0 million, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended September 1, 2007 and September 2, 2006 was $317.5 million and $331.6 million, respectively. Total receivable transfers for both the thirteen week periods ended September 1, 2007 and September 2, 2006 totaled $1,151.0 million. Collections made by us as part of the servicing arrangement on behalf of the CPVs, for the thirteen week periods ended September 1, 2007 and September 2, 2006 totaled $1,241.0 million and $1,171.0 million, respectively. The average amount of outstanding receivables transferred during the twenty-six week periods ended September 1, 2007 and September 2, 2006 was $338.5 million and $327.3 million, respectively. Total receivable transfers for the twenty-six week periods ended September 1, 2007 and September 2, 2006 totaled $2,441.0 million and $2,231.0 million, respectively. Collections made by us as part of the servicing agreements on behalf of the CPVs, for the twenty-six week periods ended September 1, 2007 and September 2, 2006 totaled $2,501.0 million and $2,236.0 million, respectively. At September 1, 2007 and March 3, 2007, we retained an interest in the eligible third party pharmaceutical receivables not transferred to the CPVs of $210.0 million and $255.1 million, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet at allocated cost, which approximates fair value.

During the thirteen and twenty-six week periods ended September 1, 2007 and September 2, 2006, we were subject to an ongoing program fee of LIBOR plus 1.125% on the amount transferred to the CPVs under the securitization agreements and had to pay a liquidity fee of 0.375% on the daily unused amount under the securitization agreements. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen and twenty-six weeks ended September 1, 2007 were $5.1 million and $11.0 million, respectively. Program and liquidity fees for the thirteen and twenty-six weeks ended September 2, 2006 were $5.4 million and $10.4 million, respectively. We guarantee certain performance obligations of our affiliates under the securitization agreements, which includes continued servicing of such receivables, but do not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2008 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, we have access to a backstop credit facility, which is backed by the CPVs which expire in September 2010. It is our intent to renew our receivables securitization agreements with the CPVs.

On September 18, 2007, we amended our securtization agreements. As a result of this amendment, the total amount of eligible third party pharmaceutical receivables that can be sold to the SPE was increased to $650.0 million. Also the ongoing program fee is LIBOR plus 1.00% and the liquidity fee is .25%. The CPV’s commitment to purchase has been extended to September 2008 and the backstop credit facility availability has been extended to September 2010.

Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At September 1, 2007 and March 3, 2007, we had $2.6 million and $3.0 million of cash, respectively, that was restricted for the payment of trustee fees.

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

As of September 1, 2007, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases.

Contractual Obligations and Commitments

The following table details the maturities of our indebtedness and lease financing obligations as of September 1, 2007, as well as other contractual cash obligations and commitments. This table has been updated to reflect changes directly related to our acquisition of Jean Coutu USA.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$220,423	$1,040,036	$1,869,654	$5,867,274	$8,997,387
Capital lease obligations(2)	18,458	53,012	45,081	163,950	280,501
Operating leases(3)	474,681	1,885,262	1,696,273	6,772,346	10,828,562
Open purchase orders	649,974	—	—	—	649,974
Redeemable preferred stock(4)	—	—	—	21,300	21,300
Other, primarily self insurance and retirement plan obligations(5)	131,948	159,092	38,345	91,881	421,266
Total contractual cash obligations	$1,495,484	$3,137,402	$3,649,353	$12,916,751	$21,198,990
Commitments
Lease guarantees	$16,042	$51,499	$48,670	$148,296	$264,507
Outstanding letters of credit	184,779	—	—	—	184,779
Total commitments	$200,821	$51,499	$48,670	$148,296	$449,286

(1)          Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of September 1, 2007.

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

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Our operating activities provided $46.7 million and $137.9 million of cash in the twenty-six week periods ended September 1, 2007 and September 2, 2006, respectively. Operating cash flow for the twenty-six week period ended September 1, 2007 was primarily provided by increases in accounts payable and other liabilities and a decrease in accounts receivable, offset by a net loss of $42.0 million, an increase in inventories and payments to our accounts receivable securitization. Operating cash flow for the twenty-six week period ended September 2, 2006 was provided primarily by net income of $10.6 million and an increase in accounts payable which partially offset an increase in inventory.

Cash used in investing activities was $2,636.4 million and $118.3 million for the twenty-six week periods ended September 1, 2007 and September 2, 2006, respectively. Cash used in investing activities for the twenty-six week period ended September 1, 2007 was primarily for the acquisition of Brooks Eckerd and purchase of property, plant and equipment and intangible assets offset by proceeds from sale-leaseback transactions and asset dispositions. Cash used in investing activities for the twenty-six week period ended September 2, 2006 was for the purchase of property, plant and equipment and intangible assets, offset by proceeds from sale-leaseback transactions and asset dispositions.

Cash provided by financing activities was $2,653.9 million and $1.0 million for the twenty-six week periods ended September 1, 2007 and September 2, 2006, respectively. Cash provided by financing activities for the twenty-six week period ended September 1, 2007 was primarily provided by proceeds from issuance of long-term debt utilized to fund the Brooks Eckerd acquisition, net proceeds from our revolving credit facility, the change in the zero balance cash accounts and net proceeds from the issuance of common stock offset by financing costs paid, scheduled debt payments and preferred stock cash dividend payments. Cash provided by financing activities for the twenty-six week periods ended September 2, 2006 was due to the impact of scheduled debt payments and preferred stock cash dividend payments offset by proceeds from financing secured by owned property.

Capital Expenditures

During the twenty-six week period ended September 1, 2007, we spent $309.4 million on capital expenditures, consisting of $118.8 million related to new store construction, store relocation and store remodel projects, $56.4 million related to technology enhancements, improvements to distribution centers and other corporate requirements, $104.5 million related to the integration of Brooks Eckerd and $29.7 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $825 million to $875 million during fiscal 2008, consisting of approximately 40% related to new store construction, store relocation, store remodel and store improvement projects, 40% related to the integration of Brooks Eckerd, 10% related to the purchase of prescription files from independent pharmacies and 10% related to technology enhancements, improvements in distribution centers and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities, proceeds from sale-leaseback transactions and use of the revolving credit facility. We plan to open or relocate approximately 125 stores in fiscal 2008, with at least 50% being relocated or expanded stores. These relocations and openings will be focused in our strongest existing markets. We also expect to continue remodeling stores.

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

In fiscal 2009, we intend to make capital expenditures of approximately $700 million to $750 million, including capital expenditures related to the integration of Brooks Eckerd.

Future Liquidity

We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt, including additional debt incurred for the acquisition of Brooks Eckerd. Based upon our current levels of operations, planned improvements in our operating performance and the opportunities that we believe the acquisition of Brooks Eckerd provides, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, sales of accounts receivable under our securitization agreements and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures including capital expenditures related to the Acquisition, for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

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

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition—Critical Accounting Policies and Estimates” included in our fiscal 2007 10-K report.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Disussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2007 10-K.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of September 1, 2007

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value at September 1, 2007
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$230	$150,322	$122	$358,264	$115	$3,158,121	$3,667,174	$3,294,965
Average Interest Rate	8.00%	6.13%	8.00%	8.17%	8.00%	8.52%	8.39%
Variable Rate	$—	$8,288	$11,050	$759,050	$11,050	$1,063,562	$1,853,000	$1,853,000
Average Interest Rate	0.00%	7.18%	7.18%	7.14%	7.18%	7.18%	7.17%

As of September 1, 2007, 33.6% of our total debt is exposed to fluctuations in variable interest rates.

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

ITEM 4.                Submission of Matters to a Vote of Security Holders

On June 27, 2007, we held our 2007 Annual Meeting of Stockholders. At the 2007 Annual Meeting, our stockholders elected four directors to hold office until the 2010 Annual Meeting of Stockholders and until their respective successors are elected and qualified, by the following votes:

Common and LGP Preferred Stock

Andre Belzile	For: 436,522,708	Withheld: 27,012,183
George G. Golleher	For: 447,226,625	Withheld: 16,308,266
Mary F. Sammons	For: 447,046,714	Withheld: 16,488,177
Philip G. Satre	For: 444,865,235	Withheld: 18,669,656

The LGP preferred stockholders votes of 47,542,989 were all for the election of the four directors listed above.

The following directors continue to hold office until their terms expire in 2008; Michael A. Friedman, MD and Robert G. Miller, and until their terms expire in 2009; Joseph B. Anderson, Jr., Robert A. Mariano, Jonathan Sokoloff and Marcy Syms. Upon completion of our acquisition of Jean Coutu USA Francois J. Coutu and Dennis Wood were appointed to the Board for terms expiring in 2008 and Michel Coutu was appointed to the Board with a term expiring in 2009.

ITEM 5.                Other Information

Not applicable.

ITEM 6.                Exhibits

(a)          The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Stock Purchase Agreement, dated as of August 23, 2006, between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	5.50% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.9	Amended Restated By-laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
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

4.10

Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company’s 9.375% Senior Notes due 2015

Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.11

Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company’s 9.5% Senior Notes due 2017

Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.12

Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu

Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
4.13	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
10.1	Employment Agreement by and between Rite Aid Corporation and Robert J. Easley, dated as of August 20, 2007	Exhibit 10.26 to Registration Statement on Form S-4, File No 333-146383, filed on September 28, 2007
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

Exhibit 10.2 to Form 10-Q, filed on July 12, 2007
10.3

Amendment No. 7 to Receivables Financing Agreement and Consent, dated as of September 18, 2007, by and among Rite Aid Funding II, CAFCO, LLC, CRC Funding, LLC, Falcon Asset Securitization Company LLC, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, NA., Wachovia Bank, National Association, Citicorp North America, Inc., Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators

Filed herewith

11	Statement regarding computation of earnings per share. (See Note 4 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 10, 2007	RITE AID CORPORATION
	By:	/s/ ROBERT B. SARI
Robert B. Sari
Executive Vice President and General Counsel
Date: October 10, 2007	By:	/s/ KEVIN TWOMEY
Kevin Twomey
Chief Financial Officer and Executive Vice President