Form 10-Q
period 2007-12-01
RITE AID CORP
filed 2008-01-09
CIK 84129

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2007
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                         .

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
 Not Applicable

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "Accelerated Filer" and "Large Accelerated Filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated ☒                Accelerated Filer ☐                Non-Accelerated Filer ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The registrant had 795,328,782 shares of its $1.00 par value common stock outstanding as of January 4, 2008.

RITE AID CORPORATION
TABLE OF CONTENTS

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

  •
  general economic conditions and inflation, interest rate movements and access to capital; and

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission ("the SEC").

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007 ("the Fiscal 2007 10-K"), which we filed with the SEC on April 30, 2007. This document is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	December 1, 2007	March 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$173,642	$106,148
Accounts receivable, net	731,803	374,493
Inventories, net	4,270,255	2,335,679
Prepaid expenses and other current assets	163,146	136,668

Total current assets	5,338,846	2,952,988
Property, plant and equipment, net	2,892,242	1,743,104
Goodwill	1,589,459	656,037
Other intangibles, net	1,231,586	178,220
Deferred tax assets	1,262,241	1,380,942
Other assets	236,466	179,733

Total assets	$12,550,840	$7,091,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$29,997	$16,184
Accounts payable	1,542,509	902,807
Accrued salaries, wages and other current liabilities	1,160,299	670,934

Total current liabilities	2,732,805	1,589,925
Long-term debt, less current maturities	5,919,892	2,909,983
Lease financing obligations, less current maturities	153,327	174,121
Other noncurrent liabilities	1,083,772	754,149

Total liabilities	9,889,796	5,428,178
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—series E, par value $1 per share, liquidation value $50 per share; 2,500 shares authorized; shares issued 2,500	120,000	120,000
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,369 and 1,299	136,858	129,917
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,332 and 1,274	133,204	127,385
Preferred stock—series I, par value $1 per share, liquidation value $25 per share; 5,200 shares authorized; shares issued 4,820	116,415	116,415
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 795,352 and 536,686	795,352	536,686
Additional paid-in capital	3,967,116	3,118,299
Accumulated deficit	(2,585,096)	(2,462,197)
Accumulated other comprehensive loss	(22,805)	(23,659)

Total stockholders' equity	2,661,044	1,662,846

Total liabilities and stockholders' equity	$12,550,840	$7,091,024

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	December 1, 2007	December 2, 2006
Revenues	$6,523,544	$4,320,208
Costs and expenses:
Cost of goods sold	4,772,895	3,166,165
Selling, general and administrative expenses	1,738,926	1,079,509
Store closing and impairment charges	21,836	5,119
Interest expense	130,306	68,184
Gain on sale of assets and investments, net	(2,105)	(48)

	6,661,858	4,318,929

(Loss) income before income taxes	(138,314)	1,279
Income tax (benefit) expense	(53,468)	175

Net (loss) income	$(84,846)	$1,104

Computation of loss attributable to common stockholders:
Net (loss) income	$(84,846)	$1,104
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(8,168)	(7,897)

Loss attributable to common stockholders	$(93,040)	$(6,819)

Basic and diluted loss per share	$(0.12)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006
Revenues	$17,580,559	$12,945,650
Costs and expenses:
Cost of goods sold	12,810,905	9,456,572
Selling, general and administrative expenses	4,617,594	3,247,208
Store closing and impairment charges	42,453	24,153
Interest expense	322,281	205,703
Acquisition related financing commitment charge	12,900	—
Gain on sale of assets and investments, net	(4,684)	(1,403)

	17,801,449	12,932,233

(Loss) income before income taxes	(220,890)	13,417
Income tax (benefit) expense	(94,080)	1,688

Net (loss) income	$(126,810)	$11,729

Computation of loss attributable to common stockholders:
Net (loss) income	$(126,810)	$11,729
Accretion of redeemable preferred stock	(77)	(77)
Cumulative preferred stock dividends	(24,295)	(23,494)
Preferred stock beneficial conversion	(556)	—

Loss attributable to common stockholders	$(151,738)	$(11,842)

Basic and diluted loss per share	$(0.22)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006
Operating activities:
Net (loss) income	$(126,810)	$11,729
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	337,941	201,228
Store closing and impairment charges	42,453	24,153
LIFO charges	41,373	26,838
Gain on sale of assets and investments, net	(4,684)	(1,403)
Stock-based compensation expense	27,618	15,851
Acquisition related financing commitment charge	12,900	—
Changes in deferred taxes	(89,872)	5,302
Proceeds from insured loss	8,550	—
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	50,000	40,000
Proceeds from the sale of inventory	8,156	—
Accounts receivable	8,044	(6,872)
Inventories	(561,144)	(153,850)
Prepaid expenses and other current assets	(6,083)	(687)
Other assets	6,337	(7,652)
Income taxes receivable/payable	(15,061)	(7,279)
Accounts payable	(39,837)	54,343
Other liabilities	70,044	(18,956)

Net cash (used in) provided by operating activities	(230,075)	182,745

Investing activities:
Payments for property, plant and equipment	(478,431)	(224,008)
Intangible assets acquired	(40,737)	(23,813)
Acquisition of Jean Coutu USA, net of cash acquired	(2,306,554)	—
Proceeds from sale-leaseback transactions	20,757	31,682
Proceeds from dispositions of assets and investments	23,566	7,714
Proceeds from insured loss	5,950	—

Net cash used in investing activities	(2,775,449)	(208,425)

Financing activities:
Proceeds from issuance of long term debt	2,306,005	145,000
Net proceeds from revolver	708,000	341,000
Proceeds from financing secured by owned property	—	11,072
Principal payments on long-term debt	(10,919)	(399,885)
Change in zero balance cash accounts	121,058	9,642
Excess tax deduction on stock options	5,882	434
Net proceeds from issuance of common stock	12,722	4,301
Payments for preferred stock dividends	(11,535)	(11,535)
Financing costs paid	(58,195)	(2,019)

Net cash provided by financing activities	3,073,018	98,010

Increase in cash and cash equivalents	67,494	72,330
Cash and cash equivalents, beginning of period	106,148	76,067

Cash and cash equivalents, end of period	$173,642	$148,397

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $1,515 and $1,027, respectively)	$206,974	$183,455

Cash payments of income taxes, net of refunds	$2,762	$1,777

Equipment financed under capital leases	$6,357	$6,888

Equipment received for noncash consideration	$290	$3,304

Reduction in lease financing obligation	$30,520	$10,691

Preferred stock dividends paid in additional shares	$12,760	$11,959

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2007 and December 2, 2006

(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended December 1, 2007 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2007 10-K.

2.    Recent Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." The interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company's tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination, based on the technical merits of the position. If it is determined that a tax position should be recognized, then the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 on March 4, 2007.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, a FASB Staff Position (FSP) was proposed to delay the effective dates of SFAS No. 157 as it relates to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. The Company is currently evaluating the impact of adopting SFAS No. 157.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the assets acquired and liabilities assumed in a business combination and makes several changes to the method of accounting for business combinations previously set forth in SFAS No. 141. SFAS No. 141 (Revised) will become effective for acquisitions consummated in fiscal years beginning after December 15, 2008.

3.    Acquisition

        On June 4, 2007, the Company acquired of all of the membership interests of JCG (PJC) USA, LLC ("Jean Coutu USA") from Jean Coutu Group (PJC) Inc. ("Jean Coutu Group"), pursuant to the terms of the Stock Purchase Agreement (the "Agreement") dated August 23, 2006. As consideration for the acquisition of Jean Coutu USA (the "Acquisition"), the Company paid $2,307,747 and issued 250,000 shares of Rite Aid common stock. The Company financed the cash payment via the establishment of a new term loan facility, issuance of senior notes and borrowings under its existing revolving credit facility. The consideration associated with the common stock was $1,090,000 based on a stock price of $4.36 per share, representing the average closing price of Rite Aid common stock beginning two days prior to the announcement of the Acquisition on August 24, 2006 and ending two days after the announcement.

        The shares of Rite Aid common stock issued to Jean Coutu Group in the Acquisition represented approximately 30.2% of the total Rite Aid voting power as of June 4, 2007. The Company expanded its Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, the Company entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain Coutu family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. The Company and Jean Coutu Group also entered into a Registration Rights Agreement giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        The Company's consolidated financial statements for the thirteen and thirty-nine week periods ended December 1, 2007 include Jean Coutu USA results of operations for the thirteen and twenty-six week periods ended December 1, 2007. The Company's financial statements reflect preliminary purchase accounting adjustments in accordance with SFAS No. 141 "Business Combinations", whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

        The following allocation of the purchase price and the estimated transaction costs is preliminary and is based on information available to the Company's management at the time the consolidated financial statements were prepared. Accordingly, the allocation is expected to change and the impact of such changes may be material.

Preliminary purchase price
Cash consideration	$2,307,747
Stock consideration	1,090,000
Capitalized acquisition costs	43,044

Total	$3,440,791

Preliminary purchase price allocation
Cash and cash equivalents	$25,868
Accounts receivable	429,854
Inventories	1,422,961
Other current assets	52,062

Total current assets	1,930,745
Property and equipment(1)	990,771
Intangible assets(2)	1,135,000
Goodwill	933,422
Other assets	4,913

Total assets acquired	4,994,851

Accounts payable	575,903
Deferred tax liability	40,792
Other current liabilities(3)	420,000

Total current liabilities	1,036,695
Deferred tax liability—non-current	206,095
Other long term liabilities(4)	311,270

Total liabilities assumed	1,554,060

Net assets acquired	$3,440,791

    (1)
    Property, plant and equipment is recorded at estimated fair value, as determined by management based on available information including a preliminary valuation prepared by an independent third party.

    (2)
    Intangible assets are recorded at estimated fair value, as determined by management based on available information including a preliminary valuation prepared by an independent third party. Included in intangible assets are prescription file intangibles of $693,200 and intangible assets for operating leases with favorable market terms of $441,800.

    (3)
    Included in accrued liabilities is an accrual for severance payments to associates of Jean Coutu USA who were involuntarily terminated of $11,137.

    (4)
    Included in other long-term liabilities is an accrual of $29,504 to reserve for the remaining lease liability on stores of Jean Coutu USA that the Company entered into a formal plan to close. Also included in other long-term liabilities is an intangible liability of $141,300 for operating leases with unfavorable market terms. Intangible liabilities are recorded at estimated fair value, as determined by management based on available information including a preliminary valuation prepared by an independent third party.

        In connection with the Acquisition, the Company entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group provides certain information technology, network and support services to the Company. Jean Coutu Group must provide these services to the Company for a minimum period of nine months following the closing date of the Acquisition. The Company has the option to extend the term of the agreement for up to three additional three-month periods. During the thirteen and thirty-nine week periods ended December 1, 2007, the Company recorded expense of $999 and $3,185, respectively, for services provided under this agreement.

        The following unaudited pro forma consolidated financial data gives effect to the Acquisition as if it had occurred as of the beginning of the periods presented.

	Thirteen week Periods Ended		Thirty-Nine week Periods Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
	Actual	Pro forma	Pro forma	Pro forma
Net revenues	$6,523,544	$6,672,260	$19,973,349	$20,074,093
Net loss	(84,846)	(32,598)	(184,344)	(101,584)
Basic and diluted loss per share	$(0.12)	$(0.05)	$(0.27)	$(0.16)

        The pro forma information for the thirteen weeks ended December 1, 2007 is identical to the actual results reported by the Company as Jean Coutu USA results were included in the consolidated operations of the Company for the entire period.

        The pro forma combined information assumes the acquisition of Jean Coutu USA occurred at the beginning of each period presented. These results have been prepared by combining the historical results of the Company and historical results of Jean Coutu USA. The pro forma financial data for all periods presented include adjustments to reflect the incremental interest expense that results from the incurrence of the additional debt to finance the acquisition and additional depreciation and amortization expense resulting from the preliminary purchase price allocation described above. The pro forma information for the thirty-nine week period ended December 1, 2007 includes charges of $116,564 resulting from the integration of the Jean Coutu USA stores. Pro forma results for periods prior to the acquisition do not include any incremental cost savings that may result from the integration. Additionally, pro forma results for periods prior to the acquisition have not been adjusted to reflect the divestiture of stores required by the FTC.

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Numerator for loss per share:
Net (loss) income	$(84,846)	$1,104	$(126,810)	$11,729
Accretion of redeemable preferred stock	(26)	(26)	(77)	(77)
Cumulative preferred stock dividends	(8,168)	(7,897)	(24,295)	(23,494)
Preferred stock beneficial conversion	—	—	(556)	—

Loss attributable to common stockholders, basic and diluted	$(93,040)	$(6,819)	$(151,738)	$(11,842)

Denominator:
Basic and diluted weighted average shares	785,512	524,556	699,453	523,465
Basic and diluted loss per share:	$(0.12)	$(0.01)	$(0.22)	$(0.02)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Stock options	65,712	65,511	65,712	65,511
Convertible preferred stock	110,272	99,333	110,272	99,333
Convertible debt	—	38,462	—	38,462

	175,984	203,306	175,984	203,306

5.    Store Closing and Impairment Charges

        Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Impairment charges	$5,825	$689	$8,151	$12,081
Store and equipment lease exit charges	16,011	4,430	34,302	12,072

	$21,836	$5,119	$42,453	$24,153

Impairment charges

        Impairment charges include non-cash charges of $5,825 and $689 for the thirteen week periods ended December 1, 2007 and December 2, 2006, for the impairment of long-lived assets at 52 and 11 stores, respectively. Impairment charges include non-cash charges of $8,151 and $12,081 for the thirty-nine week periods ended December 1, 2007 and December 2, 2006, for the impairment of long-lived assets at 75 and 30 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

Store and equipment lease exit charges

        During the thirteen week periods ended December 1, 2007 and December 2, 2006, the Company recorded charges for 16 and 15 stores to be closed or relocated under long term leases in each respective period. During the thirty-nine week periods ended December 1, 2007 and December 2, 2006, the Company recorded charges for 36 and 33 stores to be closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

        The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion. The table for the thirteen and thirty-nine week periods ended December 1, 2007 also reflects the increase in the closed store reserve related to the acquisition of the existing closed store portfolio from Jean Coutu USA as well as the additional liability related to the acquired stores that Company management plans to close as a result of the acquisition. These liabilities represent the estimated fair value of the respective store lease commitments as of the date of the acquisition and are therefore recorded as part of allocation of the purchase price of Jean Coutu USA.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Balance—beginning of period	$326,250	$201,702	$195,205	$208,455
Provision for present value of noncancellable lease payments of closed stores	5,353	2,058	16,722	9,496
Changes in assumptions about future sublease income, terminations and changes in interest rates	8,419	975	9,561	(3,205)
Reversal of reserves for stores that management has determined will remain open	(1,465)	(812)	(1,465)	(812)
Interest accretion	3,933	2,219	10,067	7,068
Leased properties of Jean Coutu USA closed or designated to be closed as part of integration plan	(1,304)	—	134,868	—
Cash payments, net of sublease income	(15,688)	(8,965)	(39,460)	(23,825)

Balance—end of period	$325,498	$197,177	$325,498	$197,177

        The Company's revenues and income before income taxes for the thirteen and thirty-nine week periods ended December 1, 2007 and December 2, 2006 include results from stores that have been closed or are planned to be closed as of December 1, 2007. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Revenues	$106,857	$118,126	$373,111	$373,019
Loss from operations	(2,572)	(2,205)	(1,085)	(2,465)

        Included in these stores' loss from operations for the thirteen week periods ended December 1, 2007 and December 2, 2006, are depreciation and amortization charges of $820 and $1,100 and closed store inventory liquidation charges of $1,681 and $864, respectively. Included in these stores' loss from operations for the thirty-nine week periods ended December 1, 2007 and December 2, 2006, are depreciation and amortization charges of $2,741 and $3,430 and closed store inventory liquidation charges of $4,272 and $4,532, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues.

        On January 4, 2008, the Company announced that it would terminate the operation of 28 stores in Las Vegas Nevada area and had entered into an agreement to sell the prescription files of these stores. The Company owns 4 of the stores and is currently in the process of selling these stores. The remaining stores are leased. The lease rights for 17 of these stores are expected to be assigned to other parties and the remaining stores will be closed. The Company plans to complete the sale, closure and lease assignment process over the next three months. The Company has not completed all the steps necessary to estimate the related gain or loss on the sale of these assets or the closed store charge, but does not expect these items to have a material effect on its financial position or results of operations.

        The Company's revenues and income before income taxes for the thirteen and thirty-nine weeks ended December 1, 2007 and December 2, 2006 include results from these stores. The impact of these results is presented as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Revenues	$25,514	$26,458	$78,162	$79,395
Loss from operations	(1,854)	(962)	(4,624)	(2,780)

        Included in these stores' loss from operations for the thirteen week periods ended December 1, 2007 and December 2, 2006, are depreciation and amortization charges of $204 and $186. Included in these stores' loss from operations for the thirty-nine week periods ended December 1, 2007 and December 2, 2006, are depreciation and amortization charges of $600 and $581. Loss from operations does not include any allocation of corporate level overhead costs.

6.    Income Taxes

        The Company recorded an income tax benefit of $53,468 and income tax expense of $175 for the thirteen week periods ended December 1, 2007 and December 2, 2006 respectively, and income tax benefit of $94,080 and income tax expense of $1,688 for the thirty-nine week periods ended December 1, 2007 and December 2, 2006, respectively.

        The benefit from income taxes for the thirty-nine week period ended December 1, 2007 included a net benefit of $7,860 for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $5,974 for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $5,163 and related interest of $2,490 due to expiration of certain state statutes. The benefit from income taxes for the thirty-nine week period ended December 2, 2006 was net of a reduction of a liability for state taxes of $7,467.

        Effective March 4, 2007, the Company adopted the provisions of FIN 48. As of March 4, 2007, unrecognized tax benefits totaled $37,186. As a result of the implementation of FIN 48, the Company's tax contingencies decreased $6,636, and after the deferred tax impact of $2,170, the net effect was accounted for as an increase to retained earnings of $4,466. The decrease in unrecognized tax benefits would have decreased income tax expense in prior periods. To the extent the remaining unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        A preliminary liability of $23,650 was established for Jean Coutu USA for uncertain tax positions. The Company is still evaluating the tax positions of the acquired entities and adjustments, if any, could be material. Upon finalization of the purchase price allocation, any such adjustments related to pre-acquisition tax periods will result in adjustments to assets and liabilities acquired in connection with the Acquisition.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. Prior to the adoption of FIN 48, the Company included interest as income tax expense and penalties as an operating expense. As of December 1, 2007 and March 4, 2007, the total amount of accrued income tax-related interest and penalties was $10,700 and $14,182, respectively.

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

7.    Accounts Receivable

        The Company maintains securitization agreements with several multi-seller asset-backed commercial paper vehicles ("CPVs"). Under the terms of the securitization agreements, the Company sells substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company's affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs.

        The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur on a weekly basis. At December 1, 2007 and March 3, 2007, the total outstanding receivables that have been transferred to CPVs were $400,000 and $350,000, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended December 1, 2007 and December 2, 2006 was $320,879 and $345,549, respectively. Total receivable transfers for the thirteen week periods ended December 1, 2007 and December 2, 2006 totaled approximately $1,233,000 and $1,242,000, respectively. Collections made by the Company as part of the servicing agreements on behalf of the CPVs, for the thirteen week periods ended December 1, 2007 and December 2, 2006 totaled approximately $1,123,000 and $1,197,000, respectively. The average amount of outstanding receivables transferred during the thirty-nine week periods ended December 1, 2007 and December 2, 2006 was $332,637 and $333,388, respectively. Total receivable transfers for the thirty-nine week periods ended December 1, 2007 and December 2, 2006 totaled approximately $3,673,000 and $3,473,000, respectively. Collections made by the Company as part of the servicing agreements on behalf of the CPVs, for the thirty-nine week periods ended December 1, 2007 and December 2, 2006 totaled approximately $3,623,000 and $3,433,000, respectively. At December 1, 2007 and March 3, 2007, the Company retained an interest in the eligible third party pharmaceutical receivables not transferred to the CPVs of $568,130 and $255,057, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet.

        On September 18, 2007, the Company amended its securitization agreements. As a result of this amendment the total amount of interest in receivables than can be transferred to the CPV was increased to $650,000 from $400,000. The ongoing program fee was decreased from the CPVs' commercial paper rate (which often approximates 1-month LIBOR) plus 1.125% to the CPVs' commercial paper rate plus 1.00%. The liquidity fee was reduced from 0.375% to 0.25%.

        The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended December 1, 2007 and December 2, 2006 were $6,310 and $5,637 respectively. Program and liquidity fees for the thirty-nine week periods ended December 1, 2007 and December 2, 2006 were $17,289 and $16,065 respectively.

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

        Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company's corporate concentration account. At December 1, 2007 and March 3, 2007, the Company had $2,629 and $3,000 of cash respectively that is restricted for the payment of trustee fees.

        The Company has determined that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, the Company has determined that it does not hold a variable interest in the CPVs, pursuant to the guidance in FIN 46R, "Consolidation of Variable Interest Entities", and therefore has determined that the de-recognition of the transferred receivables is appropriate.

8.    Sale Leaseback Transactions

        During the thirty-nine week period ended December 1, 2007, the Company sold a total of five owned properties to independent third parties. Net proceeds from these sales were $20,757. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for all of these leases as operating leases. A gain on the sale of these stores of $1,928 was deferred and is being recorded over the minimum term of these leases.

        During the thirty-nine week period ended December 2, 2006, the Company sold the land and buildings on 17 owned properties to independent third parties. Net proceeds from these sales were $42,754. Concurrent with these sales, the Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for 13 of these leases as operating leases. A gain of $2,072 was deferred and is being recorded over the minimum lease term. The remaining four leases were originally accounted for using the financing method, as the lease agreements contained a clause that allowed the buyer to force the Company to repurchase the properties under certain conditions. Subsequent to December 2, 2006, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on three of the four leases. Therefore, these leases are now accounted for as operating leases. The Company recorded a capital lease obligation of $3,029 related to the remaining lease.

9.    Goodwill and Other Intangibles

        The Company evaluates goodwill for impairment on an annual basis at the end of its fiscal year. The increase in goodwill as of December 1, 2007 is a result of the acquisition of Jean Coutu USA. Intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of December 1, 2007 and March 3, 2007.

	December 1, 2007			March 3, 2007
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$746,574	$(236,292)	9 years	$297,679	$(199,414)	10 years
Prescription files	1,145,509	(424,205)	9 years	428,282	(348,326)	3 years

Total	$1,892,083	$(660,497)		$725,961	$(547,740)

        Also included in other non-current liabilities as of December 1, 2007 and March 3, 2007 are unfavorable lease intangibles with a gross carrying amount of $197,788 and $58,017, respectively, and accumulated amortization of $48,105 and $39,977, respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $53,209 and $112,884 for the thirteen and thirty-nine week periods ended December 1, 2007. Amortization expense for these intangible assets and liabilities was $10,214 and $30,028 for the thirteen and thirty-nine week periods ended December 2, 2006. The anticipated annual amortization expense for these intangible assets and liabilities is 2008—$162,547; 2009—$189,375; 2010—$171,144; 2011—$158,364; and 2012—$125,072. These anticipated annual amortization expenses could change upon the final allocation of the purchase price of Jean Coutu USA.

        In connection with its acquisition of Jean Coutu USA, the Company determined that the acquired prescription files will be amortized over an estimated useful life of ten years on an accelerated basis, which approximates the anticipated prescription file retention and related cash flows.

10.    Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at December 1, 2007 and March 3, 2007:

	December 1, 2007	March 3 2007
Secured Debt:
Senior secured revolving credit facility due September 2010	$1,008,000	$300,000
Senior secured credit facility term loan due September 2010	145,000	145,000
Senior secured credit facility term loan due June 2014	1,105,000	—
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $1,667 and $2,167)	358,333	357,833
7.5% senior secured notes due January 2015	200,000	200,000
7.5% senior secured notes due March 2017	500,000	500,000
Other secured	1,027	1,521

	3,317,360	1,504,354
Guaranteed unsecured Debt:
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,321 and $1,501)	148,679	148,499
8.625 senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $5,634)	404,366	—
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $12,358)	797,642	—

	1,850,687	648,499
Unsecured Debt:
6.125% fixed-rate senior notes due December 2008	150,000	150,000
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	757,773	757,773
Lease financing obligations	177,396	189,662

Total debt	6,103,216	3,100,288
Current maturities of long-term debt and lease financing obligations	(29,997)	(16,184)

Long-term debt and lease financing obligations, less current maturities	$6,073,219	$3,084,104

Credit Facility

        The Company has a senior secured credit facility that includes a $1,750,000 revolving credit facility. Borrowings under the revolving secured credit facility currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate depending upon the amount of the revolver availability, as specified in the senior secured credit facility. The Company is required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At December 1, 2007, the Company had $1,008,000 of borrowings outstanding under the revolving credit facility. At December 1, 2007, the Company also had letters of credit outstanding against the revolving credit facility of $184,827, which gave the Company additional borrowing capacity of $557,173.

        In November 2006, the Company entered into an amendment of its senior secured credit facility to permit the closing of the acquisition of Brooks Eckerd. Pursuant to the terms of the senior secured credit facility amendment, the Company borrowed $145,000 under a senior secured term loan. Proceeds from the borrowings under this senior secured term loan (the "Tranche 1 Term Loans") were used to pay amounts outstanding under the revolving credit facility.

        The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate depending on the amount of availability under the Company's revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable on September 30, 2010, or earlier, if there is a shortfall in the Company's borrowing base under its revolving credit facility.

        On June 4, 2007, the Company amended its senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105,000 and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loans") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bears interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Company must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company's borrowing base under the Company's revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

        The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payment of principal prior to three months after September 30, 2014. However, other debentures do not permit additional secured debt if the revolver is fully drawn and there is no additional collateral. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after September 30, 2014; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before June 4, 2014, and for the repurchase of debt with a maturity after June 4, 2014, if the Company maintains availability on the revolving credit facility of at least $100,000.

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

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility are secured by a first priority lien on, among other things the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The 8.125% senior secured notes due 2010, the 7.5% senior secured notes due 2015 and the 7.5% senior secured notes due 2017 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and are secured on a second priority basis by the same collateral as the senior secured credit facility. The 9.25% senior notes due 2013, the 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are also guaranteed by substantially all of the Company's wholly-owned subsidiaries.

        The subsidiary guarantees related to the Company's senior secured credit facility and on an unsecured basis the guaranteed indentures are full and unconditional and joint and several, and there are no restrictions on the ability of the parent to obtain funds from its subsidiaries. Also, the parent company has no independent assets or operations, and subsidiaries not guaranteeing the credit facility and applicable indentures are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

Other

        On June 4, 2007 the Company incurred $1,220,000 aggregate principal amount of senior notes. The issue consisted of $410,000 of 9.375% senior notes due 2015 and $810,000 of 9.5% senior notes due 2017. The Company's obligations under each series of notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company's subsidiaries that guarantee its obligations under the existing senior secured credit facility and other outstanding senior secured notes. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of the Company's other unsecured, unsubordinated debt. The indentures governing the notes contain covenants that limit the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional debt, pay dividends or make other restricted payments, purchase, redeem or retire capital stock or subordinated debt, make asset sales, enter into transactions with affiliates, incur liens, enter into sale-leaseback transactions, provide subsidiary guarantees, make investments and merge or consolidate with any other persons.

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2008 and thereafter are as follows: 2008—$155; 2009—$158,618; 2010—$11,157; 2011—$1,522,481; 2012—$11,165 and $4,222,244 in 2013 and thereafter. At December 1, 2007 the Company was in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

11.    Stock Option and Stock Awards

        Effective March 5, 2006, the Company adopted SFAS No. 123 (R), "Share-Based Payment" using the modified prospective transition method. Total share based compensation expense for the thirty-nine week periods ended December 1, 2007 and December 2, 2006 was $29,833 and $15,851, respectively. Share-based compensation expense for the thirty-nine week period ended December 1, 2007 includes $2,215 for one time grants related to the Acquisition integration. Share-based compensation expense is included in the consolidated statements of operations within selling, general and administrative expenses.

        The total number and type of grants and the related weighted average fair value for the thirty-nine week periods are as follows:

	December 1, 2007		December 2, 2006
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options awarded	10,446	$3.24	6,779	$2.47
Stock awards granted	7,042	$6.07	4,994	$4.35

Total awards	17,488		11,773

        Stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Non-employee director options granted vest, and are subsequently exercisable in equal annual installments over a three-year period. Stock awards granted vest in equal annual installments over a three year period. Additionally, vesting of 975 shares awarded to certain senior executives is conditional upon the Company meeting specified performance targets.

        The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006
Expected stock price volatility	52%	56%
Expected dividend yield	0%	0%
Risk-free interest rate	5.0%	5.0%
Expected option life	5.5 years	5.5 years

        As of December 1, 2007, there was $36,291 of total unrecognized pre-tax compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.9 years. As of December 1, 2007, there was $38,888 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.1 years.

        Certain of the Company's executives have employment agreements with change-in-control clauses that resulted in the full vesting of unvested stock options and stock awards upon the closing of the Acquisition. In connection with this vesting the Company recorded additional share-based compensation expense of $4,299 in the thirty-nine week period ended December 1, 2007.

12.    Retirement Plans

        Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended December 1, 2007 and December 2, 2006, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Service cost	$724	$863	$12	$21	$2,440	$2,423	$36	$63
Interest cost	1,354	1,294	285	276	4,106	3,906	861	828
Expected return on plan assets	(1,246)	(1,206)	—	—	(3,790)	(3,144)	—	—
Amortization of unrecognized net transition obligation	—	—	21	21	—	—	65	63
Amortization of unrecognized prior service cost	249	192	—	—	747	546	—	—
Amortization of unrecognized net loss	164	(2)	24	44	634	1,260	72	132

Net pension expense	$1,245	$1,141	$342	$362	$4,137	$4,991	$1,034	$1,086

        During the thirteen and thirty-nine week periods ended December 1, 2007 the Company contributed $466 and $1,373, respectively, to the Nonqualified Executive Retirement Plan and $10,100 to the Defined Benefit Pension Plan. During the remainder of fiscal 2008, the Company expects to contribute $458 to the Nonqualified Executive Retirement Plans.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended December 1, 2007 was $84.8 million compared to net income of $1.1 million for the thirteen week period ended December 2, 2006. Although there was an increase in revenue related to the Brooks Eckerd acquisition and improvements in gross margin rate, these items were exceeded primarily by an increase in selling, general and administrative expenses ("SG&A") as a percent of revenues and an increase in interest expense. These items are described in further detail in the following sections.

        Net loss for the thirty-nine week period ended December 1, 2007 was $126.8 million compared to net income of $11.7 million for the thirty-nine week period ended December 2, 2006. The operating results for the thirty-nine week period ended December 1, 2007 include the operating results of Brooks Eckerd for the twenty-six week period ended December 1, 2007. Although there was an increase in revenue related to the Brooks Eckerd acquisition and improvements in gross margin rate, these items were exceeded primarily by an increase in SG&A as a percent of revenues and an increase in interest expense. These items are described in further detail in the following sections. Also contributing to the loss in the thirty-nine week period ended December 1, 2007 was a $12.9 million charge related to a financing commitment charge that was incurred as a result of the Brooks Eckerd acquisition.

Acquisition of Jean Coutu USA

        On June 4, 2007, we acquired all of the membership interests of JCG (PJC) USA, LLC ("Jean Coutu USA") from Jean Coutu Group (PJC) Inc. ("Jean Coutu Group"), pursuant to the terms of the Stock Purchase Agreement (the "Agreement") dated August 23, 2006. As consideration for the acquisition of Jean Coutu USA (the "Acquisition"), we paid $2.31 billion, in cash and issued 250 million shares of Rite Aid common stock. We financed the cash payment via the establishment of a new term loan facility, issuance of notes and borrowings under our existing revolving credit facility.

        The shares of our common stock issued to Jean Coutu Group in the Acquisition represented approximately 30.2% of the total voting power as of June 4, 2007. We expanded our Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, we entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain Coutu family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We have also entered into a Registrations Rights Agreement with Jean Coutu Group giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of our common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        The Brooks Eckerd stores are being integrated in phases. These phases include the replacement of the Brooks Eckerd store systems with our store systems and a minor remodel of substantially all stores. We have commenced the Brooks Eckerd store system conversions and the minor remodels and have integrated the six new distribution centers. All stores are expected to be converted and re-branded as Rite Aid by October 2008.

        Over the next several years, we plan to fully remodel many of the Brooks Eckerd stores. We will also continue our store development program with plans to open 800 to 1,000 new and relocated stores over the next five years.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
	(dollars in thousands)
Revenues	$6,523,544	$4,320,208	$17,580,559	$12,945,650
Revenue growth	51.0%	4.2%	35.8%	3.6%
Same store sales growth	0.7%	3.4%	1.4%	3.6%
Pharmacy sales growth	60.6%	5.0%	42.1%	4.4%
Same store pharmacy sales growth	1.2%	4.3%	1.8%	4.5%
Pharmacy sales as a % of total sales	68.3%	64.3%	67.0%	64.1%
Third party sales as a % of total pharmacy sales	96.0%	95.5%	95.9%	95.3%
Front-end sales growth	33.9%	2.8%	24.9%	2.2%
Same store front-end sales (decline) growth	(0.4)%	1.9%	0.6%	2.1%
Front-end sales as a % of total sales	31.7%	35.7%	33.0%	35.9%
Store data:
Total stores (beginning of period)	5,142	3,315	3,333	3,323
New stores	12	10	29	21
Store acquisitions, net	—	—	1,862	2
Closed stores	(65)	(3)	(135)	(24)
Total stores (end of period)	5,089	3,322	5,089	3,322
Relocated stores	21	13	36	34
Remodeled stores	93	4	128	18

  Revenues

        Revenue growth was 51.0% and 35.8% for the thirteen and thirty-nine week periods ended December 1, 2007, respectively. This revenue growth was driven primarily by the acquisition of Brooks Eckerd. Same store sales trends, which do not include the Brooks Eckerd stores, are described in the following paragraphs. Brooks Eckerd store sales decreased from last year's comparable period due primarily to the expected impact of current and ongoing integration activities. The Brooks Eckerd stores are being integrated in phases and therefore integration activities are expected to have a negative impact on Brooks Eckerd store sales trends in future periods.

        Pharmacy same store sales increased by 1.2% and 1.8% in the thirteen and thirty-nine week periods ended December 1, 2007, respectively, primarily driven by an increase in price per prescription and by same store prescription growth of 0.2% and 0.5% in the thirteen and thirty-nine week periods ended December 1, 2007, respectively. In addition to favorable demographic trends, our script growth was positively impacted by Medicare Part D and by initiatives such as our focus on customer satisfaction, prescription file buys, our senior citizen loyalty program and the new and relocated store program. Partially offsetting these items was an increase in generic sales and lower reimbursement rates, including the lower reimbursement rates from the new Medicare Part D program. The rate of same store pharmacy sales growth has declined from last year's comparable periods. This decline is primarily due to a lower rate of growth in Medicare Part D enrollment in the thirteen and thirty-nine week periods ended December 1, 2007, a greater mix of generic prescriptions and a slower start to the cough, cold and flu season.

        Front end same store sales decreased by 0.4% and increased 0.6% in the thirteen and thirty-nine week periods ended December 1, 2007. The same store sales decrease for the thirteen week period ended December 1, 2007 was caused primarily by a lower percentage of promotional and seasonal sales in the current year thirteen week period when compared to the prior year, a decrease in photo and film sales and a slower start to the cough, cold and flu season. These items were partially offset by strong performance in core categories, such as over-the-counter and consumables. The same store sales increase for the thirty-nine week period ended December 1, 2007 was due to strong performance in core categories, such as over-the-counter and consumables, offset somewhat by a decrease in photo and film sales.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed. The Brooks Eckerd stores will be included in same store sales following the one-year anniversary of the Acquisition.

  Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
	(dollars in thousands)
Cost of goods sold	$4,772,895	$3,166,165	$12,810,905	$9,456,572
Gross profit	1,750,649	1,154,043	4,769,654	3,489,078
Gross margin rate	26.8%	26.7%	27.1%	27.0%
Selling, general and administrative expenses	1,738,926	1,079,509	4,617,594	3,247,208
Selling, general and administrative expenses as a percentage of revenues	26.7%	25.0%	26.3%	25.1%
Store closing and impairment charges	21,836	5,119	42,453	24,153
Interest expense	130,306	68,184	322,281	205,703
Acquisition related financing commitment charge	—	—	12,900	—
Gain on sale of assets and investments, net	(2,105)	(48)	(4,684)	(1,403)

  Cost of Goods Sold

        Gross margin rate was 26.8% for the thirteen week period ended December 1, 2007 compared to 26.7% for the thirteen week period ended December 2, 2006. The improvement in gross margin rate was driven by an improvement in pharmacy and front-end gross margin rates. The improvement in the pharmacy gross margin rate was primarily due to an increase in the percentage of generic drugs sold and a lower cost of generics partially offset by lower reimbursement rates and an increase in Medicare Part D sales as a percentage of total pharmacy sales. The improvement in the front-end gross margin rate was primarily due to an increase in vendor promotional support, a reduction in the mix of promotional sales and an increase in photo category gross margin rate. The improvement in front-end and pharmacy gross margin rates were partially offset by an increase in distribution expense as a percentage of sales, due to higher fuel costs and increases in other expenses not offset by productivity improvements, and an increased LIFO charge.

        Gross margin rate was 27.1% for the thirty-nine week period ended December 1, 2007 compared to 27.0% for the thirty-nine week period ended December 2, 2006. The improvement in gross margin rate was driven by an improvement in pharmacy and front-end gross margin rates, offset somewhat by an increased LIFO charge. The improvement in the pharmacy gross margin rate was primarily due to an increase in the percentage of generic drugs sold and a lower cost of generics, partially offset by lower reimbursement rates and an increase in Medicare Part D sales as a percentage of total pharmacy sales. The improvement in the front-end gross margin rate was primarily due to an increase in vendor promotional support.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $16.0 million and $41.4 million for the thirteen and thirty-nine week periods ended December 1, 2007 versus LIFO charges of $8.9 million and $26.8 million for the thirteen and thirty-nine week periods ended December 2, 2006.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 26.7% in the thirteen week period ended December 1, 2007 compared to 25.0% in the thirteen week period ended December 2, 2006. The increase in SG&A as a percentage of revenues is primarily due to an increase in expenses related to the integration of the Brooks Eckerd stores and distribution centers, an increase in depreciation and amortization expense related primarily to increased intangible assets resulting from the preliminary allocation of the purchase price of Brooks Eckerd and an increase in rent and occupancy expense from new and relocated stores and the sale and leaseback of owned stores. These increases were partially offset by expense management in other expense categories.

        SG&A as a percentage of revenues was 26.3% in the thirty-nine week period ended December 1, 2007 compared to 25.1% in the thirty-nine week period ended December 2, 2006. The increase in SG&A as a percentage of revenues is primarily due to an increase in expenses related to the integration of the Brooks Eckerd stores and distribution centers, an increase in depreciation and amortization expense related primarily to increased intangible assets resulting from the preliminary allocation of the purchase price of Brooks Eckerd and an increase from rent and occupancy expense in new and relocated stores and the sale and leaseback of owned stores. These increases were partially offset by expense management in other expense categories.

  Store Closing and Impairment Charges

        Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
	(dollars in thousands)
Impairment charges	$5,825	$689	$8,151	$12,081
Store and equipment lease exit charges	16,011	4,430	34,302	12,072

	$21,836	$5,119	$42,453	$24,153

        Impairment Charges:    Impairment charges include non-cash charges of $5.8 million and $0.7 million in the thirteen week periods ended December 1, 2007 and December 2, 2006, respectively, for the impairment of long- lived assets at 52 and 11 stores, respectively. Impairment charges include non-cash charges of $8.2 million and $12.1 million for the thirty-nine week periods ended December 1, 2007 and December 2, 2006, respectively, for the impairment of long-lived assets at 75 and 30 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store.

        Store and Equipment Lease Exit Charges:    During the thirteen week periods ended December 1, 2007 and December 2, 2006, we recorded charges for 16 and 15 stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended December 1, 2007 and December 2, 2006, we recorded charges for 36 and 33 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The increase in the store and equipment lease exit charge for the thirteen and thirty-nine week periods ended December 1, 2007 is primarily due to a decrease in the discount rate used to calculate the store lease exit charge liability.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        Interest expense was $130.3 million and $322.3 million for the thirteen and thirty-nine week periods ended December 1, 2007, compared to $68.2 million and $205.7 million for the thirteen and thirty-nine week periods ended December 2, 2006. The increase in interest expense for the thirteen and thirty-nine week periods ended December 1, 2007 was primarily due to increased borrowings to fund the Brooks Eckerd acquisition and related integration activities and an increase in LIBOR, which increased interest expense on borrowings under our senior secured credit facility.

        The weighted average interest rates on our indebtedness for the thirty-nine week periods ended December 1, 2007 and December 2, 2006 were 7.7% and 7.5%, respectively.

  Income Taxes

        We recorded an income tax benefit of $53.5 million and income tax expense of $0.2 million for the thirteen week periods ended December 1, 2007 and December 2, 2006, respectively and income tax benefit of $94.1 million and income tax expense of $1.7 million for the thirty-nine week periods ended December 1, 2007 and December 2, 2006, respectively.

        The benefit from income taxes for the thirty-nine week period ended December 1, 2007 included a net benefit of $7.9 million for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $6.0 million for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $5.2 million and related interest of $2.5 million due to expiration of certain state statutes. The benefit from income taxes for the thirty-nine week period ended December 2, 2006 was net of a reduction of a liability for state taxes of $7.5 million.

        As a result of the implementation of FIN 48, our tax contingencies decreased $6.6 million, and after the deferred tax impact of $2.2 million, the net effect was accounted for as an increase to retained earnings of $4.5 million. The decrease in unrecognized tax benefits would have decreased income tax expense in prior periods. To the extent our remaining unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect the change to have a significant impact on the results of operations or the financial position of our company. We are still evaluating the tax positions of the acquired entities and adjustments, if any, could be material. Upon finalization of the purchase price allocation, any such adjustments related to pre-acquisition tax periods will result in adjustments to assets and liabilities acquired in connection with the Acquisition.

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

Liquidity and Capital Resources

  General

        We have five primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our receivable securitization agreements, (iv) the revolving credit facility under our senior secured credit facility and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and the costs of integrating the Brooks Eckerd stores and distribution centers and to provide funds for payment of our debt.

  Credit Facility

        Our senior credit facility includes a $1.75 billion revolving credit facility. Borrowings under the revolving credit facility currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate depending on the amount of revolver availability, as specified in the senior secured credit facility. We are required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

        Our ability to borrow under the senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At December 1, 2007, we had $1,008.0 million of borrowings outstanding under the revolving credit facility. At December 1, 2007, we also had letters of credit outstanding against the revolving credit facility of $184.8 million, which gave us additional borrowing capacity of $557.2 million.

        In November 2006, we entered into an amendment of our senior secured credit facility to permit the closing of the acquisition of Brooks Eckerd. Pursuant to the terms of the senior secured credit facility amendment, we borrowed $145.0 million under a senior secured term loan. Proceeds from the borrowings under this senior secured term loan (the "Tranche 1 Term Loans") were used to pay amounts outstanding under the revolving credit facility.

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

        On June 4, 2007, we further amended our senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105.0 million and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loans") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bears interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

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

  Other

        On June 4, 2007 we incurred $1.22 billion aggregate principal amount of senior notes. The issue consisted of $410.0 million of 9.375% senior notes due 2015 and $810.0 million of 9.5% senior notes due 2017. Our obligations under each series of notes are fully and unconditionally guaranteed (on an unsecured basis), jointly and severally, by all of our subsidiaries that guarantee our obligations under our existing senior secured credit facility and our outstanding senior secured notes. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of our other unsecured, unsubordinated debt. The indentures governing the notes contain covenants that limit our ability and the ability of our restricted subsidiaries to, among other things; incur additional debt, pay dividends or make other restricted payments, purchase, redeem or retire capital stock or subordinated debt, make asset sales, enter into transactions with affiliates, incur liens, enter into sale-leaseback transactions, provide subsidiary guarantees, make investments and merge or consolidate with any other persons.

        The aggregate annual principal payments of long-term debt as of December 1, 2007 for the remainder of fiscal 2008 and thereafter are as follows: 2008—$0.2 million; 2009—$158.6 million; 2010—$11.2 million; 2011—$1,522.5 million; 2012—$11.2 million; and $4,222.2 million in 2013 and thereafter. At December 1, 2007 we were in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

  Sale Leaseback Transactions

        During the thirty-nine week period ended December 1, 2007, we sold a total of five owned properties to independent third parties. Net proceeds from these sales were $20.8 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for all of these leases as operating leases. A gain on the sale of these stores of $1.9 million was deferred and is being recorded over the minimum term of these leases.

        During the thirty-nine week period ended December 2, 2006, we sold the land and buildings on 17 owned properties to independent third parties. Net proceeds from these sales were approximately $42.8 million. Concurrent with these sales, we entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. We accounted for 13 of these leases as operating leases. A gain of approximately $2.1 million was deferred and is being recorded over the minimum lease term. The remaining four leases were originally accounted for using the financing method, as the lease agreements contained a clause that allowed the buyer to force us to repurchase the properties under certain conditions. Subsequent to December 2, 2006, the clause that allowed the buyer to force us to repurchase the properties lapsed on three of the four leases. Therefore, these three leases are now accounted for as operating leases. We recorded a capital lease obligation of $3.0 million related to the remaining lease.

  Off Balance Sheet Obligations

        We maintain receivables securitization agreements with several multi-seller asset-backed commercial paper vehicles ("CPVs"). Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity ("SPE") and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs.

        The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur on a weekly basis. At December 1, 2007 and March 3, 2007, the total of outstanding receivables that had been transferred to the CPVs were $400.0 million and $350.0 million, respectively. The average amount of outstanding receivables transferred during the thirteen week periods ended December 1, 2007 and December 2, 2006 was $320.9 million and $345.5 million, respectively. Total receivable transfers for both the thirteen week periods ended December 1, 2007 and December 2, 2006 totaled approximately $1,233.0 million and $1,242.0 million, respectively. Collections made by us as part of the servicing arrangement on behalf of the CPVs, for the thirteen week periods ended December 1, 2007 and December 2, 2006 totaled $1,123.0 million and $1,197.0 million, respectively. The average amount of outstanding receivables transferred during the thirty-nine week periods ended December 1, 2007 and December 2, 2006 was $332.6 million and $333.4 million, respectively. Total receivable transfers for the thirty-nine week periods ended December 1, 2007 and December 2, 2006 totaled $3,673.0 million and $3,473.0 million, respectively. Collections made by us as part of the servicing agreements on behalf of the CPVs, for the thirty-nine week periods ended December 1, 2007 and December 2, 2006 totaled $3,623.0 million and $3,433.0 million, respectively. At December 1, 2007 and March 3, 2007, we retained an interest in the eligible third party pharmaceutical receivables not transferred to the CPVs of $568.1 million and $255.1 million, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet.

        On September 18, 2007 we amended our securitization agreements. As a result of this amendment the total amount of interest in receivables than can be transferred to the CPV was increased to $650.0 million from $400.0 million. The ongoing program fee was decreased from the CPVs' commercial paper rate (which often approximates 1-month LIBOR) plus 1.125% to the CPVs' commercial paper rate plus 1.00%. The liquidity fee was reduced from 0.375% to 0.25%.

        The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen and thirty-nine weeks ended December 1, 2007 were $6.3 million and $17.3 million, respectively. Program and liquidity fees for the thirteen and thirty-nine weeks ended December 2, 2006 were $5.6 million and $16.1 million, respectively. We guarantee certain performance obligations of our affiliates under the securitization agreements, which includes continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2008 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, we have access to a backstop credit facility, which is backed by the CPVs which expire in September 2010. It is our intent to renew our receivables securitization agreements with the CPVs.

        Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At December 1, 2007 and March 3, 2007, we had $2.6 million and $3.0 million of cash, respectively, that was restricted for the payment of trustee fees.

        We have determined that the transactions meet the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, we have determined that we do not hold a variable interest in the CPVs, pursuant to the guidance in FIN 46R, "Consolidation of Variable Interest Entities", and therefore have determined that de-recognition of the transferred receivables is appropriate.

        As of December 1, 2007, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Our operating activities used $230.1 million and provided $182.7 million of cash in the thirty-nine week periods ended December 1, 2007 and December 2, 2006, respectively. The use in operating cash for the thirty-nine week period ended December 1, 2007 was caused primarily by a net loss of $126.8 million and an increase in inventory, partially offset by net proceeds from our accounts receivable securitization. The increase in inventory is due to seasonal build and also caused by Brooks Eckerd integration activities. Integration activities that require a temporary investment in inventory include replacing non-go-forward inventory, increasing the number of SKU's at the Brooks Eckerd distribution centers and retrofitting the planograms in the Brooks Eckerd stores. We expect the levels of inventory to decrease as these activities are completed.

        Operating cash for the thirty-nine week period ended December 2, 2006 was provided by net income of $11.7 million, proceeds of $40.0 million our accounts receivable securitization and increases in accounts payable, which were partially offset by seasonal increases in inventory.

        Cash used in investing activities was $2,775.4 million and $208.4 million for the thirty-nine week periods ended December 1, 2007 and December 2, 2006, respectively. Cash used in investing activities for the thirty-nine week period ended December 1, 2007 was primarily for the acquisition of Brooks Eckerd and purchase of property, plant and equipment and intangible assets offset by proceeds from sale-leaseback transactions and asset dispositions. Cash used in investing activities for the thirty-nine week period ended December 2, 2006 was for the purchase of property, plant and equipment and intangible assets offset by proceeds from sale-leaseback transactions and asset dispositions.

        Cash provided by financing activities was $3,073.0 million and $98.0 million for the thirty-nine week periods ended December 1, 2007 and December 2, 2006, respectively. Cash provided by financing activities for the thirty-nine week period ended December 1, 2007 was primarily provided by proceeds from issuance of long-term debt utilized to fund the Brooks Eckerd acquisition, net proceeds from our revolving credit facility, the change in the zero balance cash accounts and net proceeds from the issuance of common stock, offset by financing costs paid, scheduled debt payments and preferred stock dividends. Cash provided by financing activities for the thirty-nine week period ended December 2, 2006 was due to the impact of borrowings under our revolving credit facility and issuance of long-term debt, offset by the payment at maturity of our 12.5% senior secured notes due September 2006 and our 4.75% convertible notes due December 2006 and by preferred stock cash dividend payments.

  Capital Expenditures

        During the thirty-nine week period ended December 1, 2007, we spent $519.2 million on capital expenditures, consisting of $185.8 million related to new store construction, store relocation and store remodel projects, $91.2 million related to technology enhancements, improvements to distribution centers and other corporate requirements, $201.5 million related to the integration of Brooks Eckerd and $40.7 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $790 million to $820 million during fiscal 2008, consisting of approximately 40% related to new store construction, store relocation, store remodel and store improvement projects, 40% related to the integration of Brooks Eckerd, 10% related to the purchase of prescription files from independent pharmacies and 10% related to technology enhancements, improvements in distribution centers and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities, proceeds from sale-leaseback transactions and use of the revolving credit facility. We plan to open or relocate approximately 123 stores in fiscal 2008, with at least 50% being relocated or expanded stores. These relocations and openings will be focused in our strongest existing markets. We also expect to continue remodeling stores.

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

Recent Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." The interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company's tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination, based on the technical merits of the position. If it is determined that a tax position should be recognized, then the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adopted FIN 48 on March 4, 2007.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, a FASB Staff Position (FSP) was proposed to delay the effective dates of SFAS No. 157 as it relates to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. We are currently evaluating the effect of the adoption of SFAS No. 157 on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the assets acquired and liabilities assumed in a business combination and makes several changes to the method of accounting for business combinations previously set forth in SFAS No. 141. SFAS No. 141 (Revised) will become effective for acquisitions consummated in fiscal years beginning after December 15, 2008.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition—Critical Accounting Policies and Estimates" included in our fiscal 2007 10-K report.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our fiscal 2007 10-K.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our major market risk exposure is changing interest rates. Increases in interest rates would increase our interest expense. We enter into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. Our policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions. We currently do not have any derivative transactions outstanding.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of December 1, 2007.

	2008		2009	2010	2011	2012	Thereafter	Total	Fair Value at December 1, 2007
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$155		$150,330	$107	$358,431	$115	$3,158,682	$3,667,820	$3,200,471
Average Interest Rate	8.00%		6.13%	8.00%	8.16%	8.00%	8.52%	8.39%
Variable Rate	$0		$8,288	$11,050	$1,164,050	$11,050	$1,063,562	$2,258,000	$2,258,000
Average Interest Rate		%	6.46%	6.46%	6.33%	6.46%	6.46%	6.39%

        As of December 1, 2007, 38.1% of our total debt is exposed to fluctuations in variable interest rates.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the security holders during the thirteen week period ended December 1, 2007.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

        (a) The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Stock Purchase Agreement, dated as of August 23, 2006, between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	7.0% Series E Mandatory Convertible Preferred Stock Certificate of Designation dated January 25, 2005	Exhibit 3.1 to Form 8-K, filed on February 1, 2005

3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	5.50% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.9	Amended Restated By-laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
4.1
	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3
	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003

4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Filed herewith
4.7	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.8
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Filed herewith
4.9
	Indenture, dated as of January 11, 2005, among Rite Aid Corporation, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company's 7.5% Senior Secured Notes due January 15, 2015	Exhibit 99.2 to Form 8-K, filed on January 13, 2005
4.10
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of January 11, 2005 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 7.5% Senior Secured Notes due 2015	Filed herewith
4.11
	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007

4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Filed herewith
4.13	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.14
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Filed herewith
4.15
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.16
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.17
	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007

4.18	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
11	Statement regarding computation of earnings per share. (See Note 4 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 9, 2008	RITE AID CORPORATION
	By:	/s/ ROBERT B. SARI Robert B. Sari Executive Vice President and General Counsel
Date: January 9, 2008	By:	/s/ KEVIN TWOMEY Kevin Twomey Chief Financial Officer and Executive Vice President