Form 10-K
period 2008-03-01
RITE AID CORP
filed 2008-04-29
CIK 84129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 1, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "Accelerated Filer" and "Large Accelerated Filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 1, 2007 was approximately $2,758,478. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         As of April 18, 2008 the registrant had outstanding 830,600,823 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 25, 2008 are incorporated by reference into Part III.

TABLE OF CONTENTS

		Page
Cautionary Statement Regarding Forward Looking Statements		3
PART I
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	12
ITEM 1B.	Unresolved Staff Comments	20
ITEM 2.	Properties	20
ITEM 3.	Legal Proceedings	22
ITEM 4.	Submission of Matters to a Vote of Security Holders	22
PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
ITEM 6.	Selected Financial Data	25
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
ITEM 8.	Financial Statements and Supplementary Data	45
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
ITEM 9A.	Controls and Procedures	46
ITEM 9B.	Other Information	48
PART III
ITEM 10.	Directors and Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions and Director Independence
ITEM 14.	Principal Accountant Fees and Services
PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	49
SIGNATURES		107

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This report, as well as our other public filings or public statements, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," "will" and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

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

  •
  our ability to realize the benefits of the acquisition of Brooks Eckerd;

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

  •
  general economic conditions and inflation, interest rate movements and access to capital; and,

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission ("the SEC").

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Such factors are discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Factors Affecting Our Future Prospects" included in this annual report on Form 10-K.

PART I

Item 1.    Business

Overview

        We are the third largest retail drugstore chain in the United States based on revenues and number of stores. We operate our drugstores in 31 states across the country and in the District of Columbia. As of March 1, 2008, we operated 5,059 stores.

        In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2008, prescription drug sales accounted for 66.7% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, the federally funded prescription drug benefit program ("Medicare Part D"), the discovery of new and better drug therapies and our ongoing program of purchasing prescription files from independent pharmacies. We offer approximately 26,300 front-end products, which accounted for the remaining 33.3% of our total sales in fiscal 2008. Front end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We attempt to distinguish our stores from other national chain drugstores, in part, through our private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer approximately 3,000 products under the Rite Aid private brand, which contributed approximately 12.9% of our front-end sales in the categories where private brand products were offered in fiscal 2008.

        The overall average size of each store in our chain is approximately 12,400 square feet. The average size of our stores is larger in the western United States. As of March 1, 2008, approximately 56% of our stores are freestanding; approximately 47% of our stores include a drive-thru pharmacy; approximately 62% include one-hour photo shops; and approximately 29% include a GNC store-within-Rite Aid-store.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD". We were incorporated in 1968 and are a Delaware corporation.

Acquisition

        On June 4, 2007, we acquired of all of the membership interests of JCG (PJC) USA, LLC ("Jean Coutu USA"), the holding company for the Brooks Eckerd drugstore chain ("Brooks Eckerd"), from Jean Coutu Group (PJC) Inc. ("Jean Coutu Group"), pursuant to the terms of the Stock Purchase Agreement (the "Agreement") dated August 23, 2006. As consideration for the acquisition of Jean Coutu USA (the "Acquisition"), we paid $2.3 billion and issued 250 million shares of Rite Aid common stock. We financed the cash payment via the establishment of a new term loan facility, issuance of senior notes and borrowings under our existing revolving credit facility. Our operating results include the results of the Brooks Eckerd stores from the date of acquisition.

        As of March 1, 2008, the Jean Coutu Group owns 251.9 million shares of Rite Aid common stock, which represents approximately 28.6% of the total Rite Aid voting power. We expanded our Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, we entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain Coutu family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We also entered into a Registration Rights Agreement giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock issued to Jean

Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        We believe the acquisition of Brooks Eckerd provides several strategic benefits, including the following:

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

  •
  better positioning to capture additional growth in a sector where growth is projected; and,

  •
  an opportunity to apply our scaleable infrastructure, including our programs, best practices and management capabilities, across a larger store network, which we believe will improve profitability through cost savings and sales growth.

Industry Trends

        We believe pharmacy sales in the United States will grow between 2% and 3% in 2008 based upon a study published by a pharmaceutical market intelligence firm. This anticipated growth is expected to be driven by greater drug utilization, an aging population caused by the "baby boom" generation entering their sixties, the increasing life expectancy of the American population, the introduction of new drugs and the rate of inflation. The growth rate of pharmacy sales in the United States in recent years has slowed, due to an increased percentage of generic drug sales, new over-the-counter drugs that replace prescription drugs, safety concerns for certain drugs and a flattening of growth in the Medicare Part D program.

        Generic prescription drugs help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals will continue to increase. Further, we believe a significant number of new generics are expected to be introduced in the next few years. The gross profit from a generic drug prescription in the retail drugstore industry is greater than the gross profit from a brand drug prescription.

        The retail drugstore industry is highly competitive and has been experiencing consolidation. We believe that the continued consolidation of the drugstore industry, continued new store openings, increased mail order, increased competition from internet based providers, drug importation and aggressive generic pricing programs at competitors such as Wal-Mart and Kroger will further increase competitive pressures in the industry. In addition, sales of generic pharmaceuticals continue to grow as a percentage of total prescription drug sales, which has a dampening effect on sales growth.

        The retail drugstore industry relies significantly on third party payors. Third party payors, including the Medicare Part D plans and the state sponsored Medicaid agencies, periodically evaluate and at times change the eligibility requirements to reduce the number of participants or reduce certain reimbursement rates. These evaluations and resulting changes and reductions are expected to continue. When third-party payors, including the Medicare Part D program and state sponsored Medicaid agencies, reduce the number of participants or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry could be adversely affected. These possible adverse effects can be partially or entirely offset by controlling expenses, dispensing more higher margin generics or dispensing more prescriptions overall.

Strategy

        Our objectives and goals are to grow our sales, increase our market share and reach a leverage ratio that existed prior to the Brooks Eckerd acquisition. Our strategies for achieving our goals and objectives are to establish a marketing distinctiveness with our customers, improve the productivity of our existing stores, develop new and relocated stores in our strongest existing markets, leverage our size and scale for lower costs and improve our efficiencies and cost control. We believe that improving the sales of existing stores and growing our existing markets is critical to improving our profitability and cash flow. We believe the acquisition of Brooks Eckerd broadens and accelerates the achievement of our strategic goals and objectives.

        The following paragraphs describe in more detail some of the components of our strategies which will result in achievement of our goals and objectives:

        Complete the Integration of the Brooks Eckerd Stores.    The Brooks Eckerd stores and distribution centers are being integrated in phases. We have completed integrating the six distribution centers and are well on our way to completing systems conversions in all of the acquired stores by the end of May 2008. We have also begun the minor remodel phase of the Brooks Eckerd stores, which we expect to complete by October 2008.

        Develop Stores in Existing Markets    Our new store, store relocation and store remodeling program is focused on our strongest existing markets. We expect to make significant investments for the next several years in new stores, store relocations and store remodels because the best return on capital is to invest in the store base. However, it is equally important that we complete the integration of the Brooks Eckerd stores, which includes the minor remodels described above, as well as maintain a balance between debt and operating cash flows that optimizes the cost of capital and provides reliable access to the capital and sale-leaseback markets. As a result, we will take these two factors into account when determining the number of new and relocated stores that we open and the number of stores that will be remodeled. We expect that more than 50% of the new stores that we open each year will be relocations. An integral part of the store development program is our new store prototype. At March 1, 2008, approximately 270 new or relocated stores have been constructed and opened utilizing the customer world prototype. We expect that almost all of the planned new and relocated stores will be the customer world prototype store.

        Grow our Pharmacy Sales and Attract More Customers.    We believe that customer service and convenience are key factors to growing pharmacy sales. To improve customer service, we are focused on our "With Us, It's Personal" program that is aimed at delivering more personalized service along with timely delivery to our customers. To help our pharmacists do this, we developed and implemented an automated customer satisfaction feedback and measurement system. Using the system, we establish improving customer satisfaction target goals each year and those goals are the basis for a significant portion of incentive compensation for management throughout the company. We also developed and implemented a pharmacy management and dispensing system. This system, which we call "Nexgen," provides our pharmacists with better tools and information to meet our customers' needs. In addition, Nexgen provides management with important information about the performance of each pharmacy in critical operating areas that drive customer service. We provide our customers with an easy and convenient way to order refills over the telephone or the internet using our automatic refill program. To provide better value to our customers we recommend, when appropriate, the utilization of generic drugs. Generic drugs, which cost our customers significantly less than a branded drug, are also more profitable for us. Our generic penetration continues to increase every year, and we are setting our goals even higher in future years to take advantage of the number of new generics expected to come to market.

        The Medicare Part D program provides prescription drug coverage to senior citizens, including those who previously were not covered by any drug benefit program. We communicate information on the Medicare Part D program to senior citizens. We also offer senior citizens newsletters and prescription discounts through our Living More senior loyalty program. We have also expanded our home health category to target senior citizens with products like wheelchairs, canes, electric scooters and products that enhance bath safety.

        To help grow sales and script count, we acquire pharmacy files from other drug stores and have initiatives designed to attract and retain those customers. Other initiatives that we expect to grow our pharmacy sales include the opening of in-store health clinics such as those in the Los Angeles, California, Sacramento, California and Boise, Idaho areas, the implementation of technology that will enable our pharmacists to better monitor patient prescription compliance and the continuing pilot of a medication therapy management program, a fee for service arrangement, in conjunction with physicians and the University of Pittsburgh. We believe these initiatives have been effective at growing sales in their target markets and have scalable, replicable potential for future expansion.

        Grow Front-End Sales.    We intend to grow front-end sales through continued emphasis on core drugstore categories, a commitment to health and wellness products to enhance our pharmacy position, a focus on seasonal and cross-merchandising opportunities, a wider selection of products and services to our customers, an emphasis on our private brand offerings and effective promotions in our weekly advertising circulars. Our focus for expanding our products and services includes several fully integrated health condition marketing programs, e.g., diabetes, allergy, vitamins, heart health, skincare, weight and pain management, a continued strengthening of our collaborative relationship with our suppliers, an emphasis on our Rite Aid private brand products, which provide better value for our customers and higher margins for us, ethnic products in selected markets, expansion of the number of GNC store-within-Rite Aid-store, and state-of-the-art digital technology in our one-hour photo development through our new partnership with FUJI Film USA, Inc.

        Focus on Customers and Associates.    Our "With Us, It's Personal" commitment encourages associates to provide customers with a superior customer service experience. We obtain feedback on our customer service performance by utilizing an automated survey system that collects store specific information from customers shortly after the point of sale and from independent third party customer surveys. We also have programs in place that are designed to enhance customer satisfaction, an example of which is the maintenance of a customer support center that centrally receives and processes all customer calls. We continue to improve store-level operating procedures and monitor adherence to those standards and continue to develop and implement associate training programs such as our "Take 10" program to improve customer satisfaction and educate our associates about the products we offer. We have also implemented a customer focused store visit guide that can be used by field management to assess the quality of customer service provided by specific stores. We have implemented programs that create compensatory and other incentives for associates to provide customers with excellent service. We believe that these steps further enable and motivate our associates to deliver superior customer service.

        Leverage Size and Reduce Expenses.    Our strategy is to leverage our size and either lower expense or contain expense in order to increase the contribution from the pharmacy and front end sales growth strategies described earlier with a focus on reduction of expense in non-retail categories. The general categories of anticipated cost and expense reduction opportunities are cost of product, corporate administrative expenses, advertising expenses and other expense reduction opportunities. We budget and monitor all areas of expense and have also targeted areas of spending for continuous improvement. Our targeted expense areas are subject to analysis of the processes involved, with an emphasis on collaboration between areas in the company and vendors, utilization of competition between vendors and consolidation of spending volumes to achieve economies of scale.

Products and Services

        Sales of prescription drugs represented approximately 66.7%, 63.7%, and 63.2% of our total sales in fiscal years 2008, 2007 and 2006, respectively. In fiscal years 2008, 2007 and 2006, prescription drug sales were $16.2 billion, $11.1 billion, and $10.9 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We sell approximately 26,300 different types of non-prescription, or front-end products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2008, although certain front-end product classes contributed in excess of 10% to our sales. Our principal classes of products in fiscal 2008 were the following:

Product Class	Percentage of Sales
Prescription drugs	66.7%
Over-the-counter medications and personal care	10.3%
Health and beauty aids	4.6%
General merchandise and other	18.4%

        We offer approximately 3,000 products under the Rite Aid private brand, which contributed approximately 12.9% of our front-end sales in the categories where private brand products were offered in fiscal 2008. We intend to continue to increase the number of private brand products.

        We have a strategic alliance with GNC under which we have opened 1,486 GNC "stores-within-Rite Aid-stores" at March 1, 2008 and a contractual commitment to open an additional 866 stores by December 2014. We have incorporated the GNC store-within-Rite Aid store into our new and relocated stores and intend to incorporate the GNC store-within-Rite Aid-store concept into the Brooks Eckerd stores where appropriate.

Technology

        All of our stores will be integrated, into a common information system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, reduces chances of adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. This system can be expanded to accommodate new stores. Our customers may also order prescription refills over the Internet through www.riteaid.com powered by drugstore.com, or over the phone through our telephonic automated refill systems. As of March 1, 2008 we had installed ScriptPro automated pharmacy dispensing units, which are linked to our pharmacists' computers and fill and label prescription drug orders, in 1,328 stores, and we are extending this technology to the Brooks and Eckerd stores where appropriate. The efficiency of ScriptPro units allows our pharmacists to spend an increased amount of time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which together are the basis for our automated inventory replenishment process.

Suppliers

        We purchase almost all of our generic (non-brand name) pharmaceuticals directly from manufacturers. During fiscal 2008, we purchased brand pharmaceuticals and some generic pharmaceuticals, which amounted to approximately 93.7% of the dollar volume of our prescription drugs, from a single wholesaler, McKesson Corp ("McKesson"), under a contract, which runs through April 2010. Under the contract, with limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling brand drug prescriptions until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes, which could negatively affect our business.

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

Customers and Third Party Payors

        During fiscal 2008, our stores served an average of 2.5 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2008, 95.9% of our pharmacy sales were to customers covered by health plan contracts which typically contract with third party payors (such as insurance companies, prescription benefit management companies, governmental agencies, private employers, health maintenance organizations or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases and negotiate with us for reduced prescription rates. During fiscal 2008, the top five third party payors accounted for approximately 36.3% of our total sales, the largest of which represented 11.3% of our total sales. During fiscal 2008, Medicaid related sales were approximately 6.3% of our total sales, of which the largest single Medicaid payor was less than 2% of our total sales. During fiscal 2008, approximately 10.2% of our total sales were to customers covered by Medicare Part D.

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

Marketing and Advertising

        In fiscal 2008, marketing and advertising expense was $375.0 million, which was spent primarily on weekly circular advertising. We have implemented various programs that are designed to support our health and wellness vision and improve our image with customers by delivering upon our "With Us, It's Personal" brand promise. These include health condition marketing platforms focused on specific health conditions, increased GNC presence through expanded locations and promotional activity, continuation of our Rite Aid Health and Beauty Expos, and marketing and merchandising strategies that capitalize on emerging beauty trends such as men's grooming, spa products, proprietary cosmetics and skincare. We continue to implement programs that are specifically directed to our pharmacy business. These include promotions that provide incentives for customers that transfer their prescriptions to us, a card-based loyalty program for senior citizens called "Living More" that provides meaningful discounts and targeted newsletters and offers, direct marketing programs, comprehensive health condition management programs, and other educational materials to help customers with their healthcare decisions. We are creating a more inviting store environment for our Hispanic customers through tailored product assortments and bi-lingual signing and advertising in stores with large Hispanic customer bases.

Associates

        We believe that our relationships with our associates are good. As of March 1, 2008, we had approximately 112,800 associates; 12% were pharmacists, 46% were part-time and 23% were unionized. Associate satisfaction is critical to the success of our strategy. We have surveyed our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission.

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

Licenses, Trademarks and Patents

        The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC we have a license to operate GNC "stores-within-Rite Aid-stores". We also hold licenses to operate our pharmacies and our distribution facilities. Together, these licenses are material to our operations.

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

Regulation

        Our business is subject to federal, state, and local government laws, regulations and administrative practices. We must comply with numerous provisions regulating health and safety, equal employment opportunity, minimum wage and licensing for the sale of drugs, alcoholic beverages, tobacco and other products. In addition we must comply with regulations pertaining to product content, labeling, dating and pricing.

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

        In recent years, an increasing number of legislative proposals have been enacted, introduced or proposed in Congress and in some state legislatures that affect or would affect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include changes in reimbursement levels, changes in qualified participants, changes in drug safety regulations and e-prescribing. Although we believe we are well positioned to respond to these developments, we cannot predict the long-term outcome or effect of legislation from these efforts.

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

Corporate Governance and Internet Address

        We recognize that good corporate governance is an important means of protecting the interests of our stockholders, associates, customers, and the community. We have closely monitored and implemented relevant legislative and regulatory corporate governance reforms, including provisions of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the rules of the SEC interpreting and implementing Sarbanes-Oxley, and the corporate governance listing standards of the New York Stock Exchange.

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

Item 1A.    Risk Factors

Factors Affecting our Future Prospects

        Set forth below is a description of certain risk factors which we believe may be relevant to an understanding of us and our business. Security holders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may be anticipated. See "Cautionary Statement Regarding Forward-Looking Statements."

Risks Related to Our Financial Condition

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of March 1, 2008, $6.0 billion of outstanding indebtedness and stockholders' equity of $1.7 billion. We also had additional borrowing capacity under our existing $1.75 billion senior secured revolving credit facility of approximately $716.2 million at that time, net of outstanding letters of credit of $184.8 million. However, lien covenants in several of our secured note indentures limit the amount of additional secured debt that we could have incurred as of March 1, 2008 and thereby limited our additional borrowing capacity under our revolver to approximately $441.6 million.

        Our debt obligations adversely affect our operations in a number of ways and while we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal year 2009, there can be no assurance that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt or reduce planned capital expenditures. Our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2008, 2007, 2006, and 2004 by $340.6 million, $50.8 million, $23.1 million, and $2.6 million, respectively. Our ratio of earnings to fixed charges for fiscal 2005 was 1.15.

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

        Our 6.125% senior notes, of which $150 million aggregate principal amount was outstanding as of March 1, 2008, mature in December 2008. Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to substantially improve our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors, many of which are or may be beyond our control. In addition, some of our debt service obligations, including our exisiting credit facility, have interest payments that are subject to variable interest rates and are therefore dependent upon future interest rate which are beyond our control. We can not provide assurance that our business will generate sufficient cash flows from operations to fund our cash requirements and debt service obligations. If our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or to successfully undertake any of these actions could have a material adverse effect on us.

Borrowings under our senior secured credit facility and expenses related to the sale of our accounts receivable under our receivables securitization agreements are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        Approximately $2.1 billion of our outstanding indebtedness as of March 1, 2008 bears interest at a rate that varies depending upon the London Interbank Offered Rate ("LIBOR"). If we borrow additional amounts under our senior credit facility, the interest rate on those borrowings will also vary depending upon LIBOR. Further, we pay ongoing program fees under our receivables securitization agreements that are indexed to a commercial paper rate that approximates 1-month LIBOR. If LIBOR rises, the interest rates on outstanding debt and related program fees under our receivables securitization program will increase. Therefore an increase in LIBOR would increase our interest payment obligations under these loans, increase our receivables securitization program fee payments and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest.

The covenants in our current indebtedness may limit our operating and financial flexibility.

        The covenants in the instruments that govern our current indebtedness limit our ability to:

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

        In addition, if we have less than $100 million of revolver availability under our senior secured credit facility, we will be subject to a fixed charge coverage ratio maintenance test. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on terms acceptable to us. If we obtain modifications of our agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs.

Subject to certain limitations, Jean Coutu Group may sell Rite Aid common stock at any time, which could cause our stock price to decrease.

        The shares of Rite Aid common stock that the Jean Coutu Group currently holds are restricted, but Jean Coutu Group may sell these shares under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act or in accordance with Rule 144 under the Securities Act. We have entered into a registration rights agreement with Jean Coutu Group, which will give Jean Coutu Group the right to require us to register all or a portion of its shares at any time (subject to certain exceptions). The sale of a substantial number of our shares by Jean Coutu Group or our other stockholders within a short period of time could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of Rite Aid common stock or acquire other businesses using Rite Aid common stock as consideration.

Risks Related to Our Operations

We need to continue to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot continue to effectively implement our business strategy or if our strategy is negatively affected by general economic conditions.

        We have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores and the acquired Brooks Eckerd stores is important to improving profitability and operating cash flow. If we are not successful in implementing our strategy, or if our strategy is not effective, we may not be able to improve our operations. In addition, any adverse change in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions, such as changes that have recently occurred, affect consumer buying practices and consequently reduce our sales of front-end products, and cause a decrease in our profitability. Failure to continue to improve operations or a decline in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

Although we expect that the acquisition of Brooks Eckerd will result in benefits to us, we may not realize those benefits because of integration difficulties.

        Integrating the operations of Brooks Eckerd successfully or otherwise realizing any of the anticipated benefits of the acquisition, including anticipated cost savings and additional revenue opportunities, involve a number of potential challenges. The failure to meet these integration challenges could seriously harm our results of operations.

        Realizing the benefits of the acquisition will depend in part on the integration of information technology, operations and personnel. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

  •
  diversion of management attention from ongoing business concerns to integration matters;

  •
  difficulties in integrating the Brooks Eckerd store operations to serve the combined customer base of Rite Aid and Brooks Eckerd;

  •
  difficulties in combining corporate cultures, maintaining associate morale and retaining key associates; and

  •
  challenges in demonstrating to our customers and to customers of Brooks Eckerd that the acquisition will not result in adverse changes in customer service standards or business focus.

        During fiscal 2008, we incurred approximately $240 million of integration related capital expenditures and approximately $154 million of integration related, non-recurring expenses. We expect to spend approximately $430 million of integration-related capital expenditures and to incur approximately $260 million of integration-related non-recurring expenses during the anticipated integration period. If the anticipated benefits are not realized, if anticipated sales levels are not achieved or if the integration-related expenses and capital requirements are greater than anticipated, the accretive effect of the acquisition could be decreased or delayed, which could cause a decline in the price of our common stock, and our revenue assumptions could be inaccurate.

For so long as Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) maintain certain levels of Rite Aid stock ownership, Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) could exercise significant influence over us.

        At March 1, 2008 Jean Coutu Group owns approximately 28.6% of the voting power of Rite Aid. As a result, Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) generally has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The stockholder agreement provides that Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) designate four of the fourteen members of our board of directors, subject to adjustment based on its ownership position in us. Accordingly, Jean Coutu Group generally is able to significantly influence the outcome of all matters that come before our board of directors. As a result of its significant interest in us, Jean Coutu Group may have the power, subject to applicable law (including the fiduciary duties of the directors designated by Jean Coutu Group), to significantly influence actions that might be favorable to Jean Coutu Group, but not necessarily favorable to our financial condition and results of operations. In addition, the ownership position and governance rights of Jean Coutu Group could discourage a third party from proposing a change of control or other strategic transaction concerning us.

Conflicts of interest may arise between us and Jean Coutu Group, which may be resolved in a manner that adversely affects our business, financial condition or results of operations.

        Following the acquisition, Jean Coutu Group has continued its Canadian operations but no longer has any operations in the United States; we currently have no operations in Canada. Despite the lack of geographic overlap after the acquisition, conflicts of interest may arise between us and Jean Coutu Group in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by Jean Coutu Group of its interests in us and the exercise by Jean Coutu Group of its influence over our management and affairs.

        As a result of the acquisition, a number of the directors on our board of directors are persons who are also officers or directors of Jean Coutu Group or its subsidiaries. Service as a director or officer of both Rite Aid and Jean Coutu Group or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for Rite Aid and for Jean Coutu Group. Apart from the conflicts of interest policy contained in our Code of Ethics and Business Conduct and applicable to our directors, we and Jean Coutu Group have not established any formal procedures for us and Jean Coutu Group to resolve potential or actual conflicts of interest between us. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect our business, financial condition or results of operations.

We are dependent on Jean Coutu Group for certain transitional services pursuant to a transition services agreement. The failure of Jean Coutu Group to perform its obligations under the transition services agreement could adversely affect our business, financial condition or results of operations.

        Our ability to effectively monitor and control the operations of Brooks Eckerd depends to a large extent on the proper functioning of our information technology and business support systems. Currently, we are dependent upon Jean Coutu Group to continue to provide certain information technology, network and support services to the Brooks Eckerd stores for a period of time following the acquisition to facilitate the Brooks Eckerd transition. The terms of these arrangements are governed by a transition services agreement entered into at the time of the acquisition. If Jean Coutu Group fails to perform its obligations under the transition services agreement, we may not be able to perform such services ourselves or obtain such services from third parties at all or on terms favorable to us. In addition, upon termination of the transition services agreement, if we are unable to develop the necessary systems, resources and controls necessary to allow us to provide the services formerly provided by Jean Coutu Group or to obtain such services from third parties, it could adversely affect our business, financial condition or results of operations.

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

        We purchase all of our brand prescription drugs from a single wholesaler, McKesson, pursuant to a contract that runs through April 2010. Pharmacy sales represented approximately 66.7% of our total sales during fiscal 2008, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson would make it difficult for us to continue to operate our business until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. There can be no assurance that we would be able to find a replacement wholesaler on a timely basis or that such wholesaler would be able to fulfill our demands on similar terms, which would have a material adverse effect on our results of operations, financial condition and cash flows.

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

        Sales of prescription drugs, as a percentage of sales, and the percentage of prescription sales reimbursed by third parties, have been increasing and we expect them to continue to increase. In fiscal 2008, sales of prescription drugs represented 66.7% of our sales and 95.9% of all of the prescription drugs that we sold were with third party payors. During fiscal 2008, the top five third-party payors accounted for approximately 36.3% of our total sales, the largest of which represented 11.3% of our total sales. Third party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Any significant loss of third-party payor business or any significant reduction in reimbursement levels could have a material adverse effect on our business and results of operations.

        In fiscal 2008, approximately 6.3% of our revenues were from state sponsored Medicaid agencies, the largest of which was less than 2% of our total sales. In fiscal 2008, approximately 10.2% of our total sales were to customers covered by Medicare Part D, and we expect these sales to continue. There have been a number of recent proposals and enactments by the Federal government and various states to reduce Medicaid reimbursement levels in response to budget problems, some of which propose to reduce reimbursement levels in the applicable states significantly, and we expect other similar proposals in the future. If third party payors reduce their reimbursement levels or if Medicare Part D or state Medicaid programs cover prescription drugs at lower reimbursement levels, our margins on these sales would be reduced, and the profitability of our business and our results of operations, financial condition or cash flows could be adversely affected.

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

  •
  increased scrutiny of, and litigation relating to, prescription drug manufacturers' pricing and marketing practices; and

  •
  regulatory changes relating to the approval process for prescription drugs.

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

        There is a nationwide shortage of qualified pharmacists. Accordingly, we may not be able to attract, hire and retain enough qualified pharmacists. This could adversely affect our operations.

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

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of March 1, 2008, we operated 5,059 retail drugstores, which includes the acquired Brooks Eckerd stores. The overall average selling square feet of each store in our chain is 9,900 square feet. The overall average total square feet of each store in our chain is 12,400. The stores in the eastern part of the U.S. average 8,700 selling square feet per store (10,800 average total square feet per store). The stores in the western part of the U.S. average 15,400 selling square feet per store (19,900 average total square feet per store).

        Our customer world store prototype, which is being utilized in our new store and store relocation program, has an overall average selling square footage of 11,500 and an overall average total square feet of 14,500. The new world store prototype in the eastern parts of the U.S. will average 10,200 selling square feet (13,000 average total square feet per store). The world store prototype in the western part of the U.S. will average 14,000 selling square feet (17,400 average total square feet per store).

        The table below identifies the number of stores by state as of March 1, 2008:

State	Store Count
Alabama	105
California	611
Colorado	22
Connecticut	82
Delaware	44
District of Columbia	7
Georgia	231
Idaho	19
Indiana	8
Kentucky	120
Louisiana	72
Massachusetts	166
Maine	81
Maryland	148
Michigan	313
Mississippi	27
North Carolina	258
Nevada	1
New Hampshire	70
New Jersey	286
New York	706
Ohio	242
Oregon	71
Pennsylvania	607
Rhode Island	46
South Carolina	107
Tennessee	95
Utah	23
Vermont	38
Virginia	212
Washington	138
West Virginia	103

Total	5,059

        Our stores have the following attributes at March 1, 2008:

Attribute	Number	Percentage
Freestanding	2,812	56%
Drive through pharmacy	2,388	47%
One-hour photo development department	3,157	62%
GNC stores-within a Rite Aid-store	1,486	29%

        We lease 4,709 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

        We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease 125,000 square feet of space in various buildings near Harrisburg, Pennsylvania for use by additional administrative personnel.

        We operate the following distribution centers and overflow storage locations, which we own or lease as indicated:

Location	Owned or Leased	Approximate Square Footage
Rome, New York	Owned	283,000
Utica, New York(1)	Leased	172,000
Geddes, New York(1)	Leased	300,000
Poca, West Virginia	Owned	255,000
Dunbar, West Virginia(1)	Leased	110,000
Perryman, Maryland	Owned	885,000
Perryman, Maryland(1)	Leased	262,000
Belcamp, Maryland(1)	Leased	252,000
Tuscaloosa, Alabama	Owned	230,000
Cottondale, Alabama(1)	Leased	155,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Owned	513,000
Woodland, California(1)	Leased	200,000
Wilsonville, Oregon	Leased	517,000
Wilsonville, Oregon(1)	Leased	96,000
Lancaster, California	Owned	914,000
Atlanta, Georgia	Owned	195,000
Atlanta, Georgia(1)	Leased	201,000
Atlanta, Georgia(1)	Leased	299,000
Atlanta Georgia (1)	Leased	125,000
Charlotte, North Carolina	Owned	585,500
Charlotte, North Carolina(1)	Leased	291,000
Dayville, Connecticut	Owned	460,000
Liverpool, New York	Owned	738,000
Philadelphia, Pennsylvania	Owned	240,000
Philadelphia, Pennsylvania	Leased	415,000
Bohemia, New York	Owned	255,000

    (1)
    Overflow storage locations.

        The original terms of the leases for our distribution centers and overflow storage locations range from 5 to 22 years. In addition to minimum rental payments, certain distribution centers require tax reimbursement, maintenance and insurance. Most leases contain renewal options, some of which involve rent increases. Although from time to time, we may be near capacity at some of our distribution facilities, particularly at our older facilities, we believe that the capacity of our facilities is adequate.

        We also own a 55,800 square foot ice cream manufacturing facility located in El Monte, California and a 68,000 square foot office building in Warwick, Rhode Island.

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, under performing or otherwise deemed unsuitable. When we reduce in size, close or relocate a store, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of March 1, 2008, we have 8,932,280 square feet of excess space, of which 5,078,480 square feet was subleased.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

        Our common stock is listed on the New York Stock Exchange under the symbol "RAD." On April 18, 2008, we had approximately 30,268 stockholders of record. Quarterly high and low stock prices, based on the New York Stock Exchange ("NYSE") composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2009 (through April 18, 2008)	First	$2.99	$2.29
2008	First Second Third Fourth	6.59 6.70 5.11 4.41	5.53 4.84 3.48 1.95
2007	First Second Third Fourth	4.85 4.74 4.87 6.36	3.79 4.07 4.28 4.75

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

        We have not sold any unregistered equity securities during the period covered by this report, nor have we repurchased any equity securities, other than issuances to Jean Coutu Group, during the period covered by this report.

        The Chief Executive Officer of the Company certified to the NYSE on June 21, 2007 that she was not aware of any violation by the Company of the NYSE's corporate governance listing standards.

STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index, and (ii) the Russell 1000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on March 1, 2003 and reinvestment of dividends).

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

Comparison of 5 Years Cumulative Total Return
Assumes Initial Investment of $100
February 2008

	2003	2004	2005	2006	2007	2008
RITE AID CORP	100.00	232.53	145.84	153.79	248.80	111.25
Russell 1000 Index	100.00	139.69	150.12	164.92	185.15	178.16
Russell 1000 Consumer Staples Index	100.00	131.88	139.90	148.97	169.90	173.17

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes appearing on pages 58-99.

        Selected financial data for the fiscal years 2007, 2006, 2005 and 2004 have been adjusted to reflect the operations of our 28 stores in the Las Vegas market area as a discontinued operations as the Company has entered into an agreement to sell the prescription files and terminate the operations of these stores. The disposition was announced on January 4, 2008.

        Selected financial data for March 1, 2008 includes Brooks Eckerd results of operations for the thirty-nine week period ended March 1, 2008.

	Fiscal Year Ended
	March 1, 2008 (52 weeks)	March 3, 2007 (52 weeks)	March 4, 2006 (53 weeks)	February 26, 2005 (52 weeks)	February, 28, 2004 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues(1)	$24,326,846	$17,399,383	$17,163,044	$16,715,598	$16,501,227
Costs and expense:
Cost of goods sold(2)	17,689,272	12,710,609	12,491,642	12,127,547	12,079,569
Selling, general and administrative expenses(3)(4)	6,366,137	4,338,462	4,275,098	4,094,782	4,006,841
Store closing and impairment charges	86,166	49,317	68,692	35,655	22,074
Interest expense	449,596	275,219	277,017	294,871	313,498
Acquisition related financing commitment charge	12,900	—	—	—	—
Loss (gain) on debt modifications and retirements, net	—	18,662	9,186	19,229	35,315
(Gain) loss on sale of assets and investments, net	(3,726)	(11,139)	(6,463)	2,247	2,022

Total costs and expenses	24,600,345	17,381,130	17,115,172	16,574,331	16,459,319

(Loss) income before income taxes	(273,499)	18,253	47,872	141,267	41,908
Income tax expense (benefit)(5)	802,701	(11,609)	(1,228,136)	(165,930)	(46,232)

Net (loss) income from continuing operations	(1,076,200)	29,862	1,276,008	307,197	88,140
Loss from discontinued operations, net of gain on disposal and income tax benefit	(2,790)	(3,036)	(3,002)	(4,719)	(4,761)

Net (loss) income	$(1,078,990)	$26,826	$1,273,006	$302,478	$83,379

Basic and diluted (loss) income per share:
Basic (loss) income per share	$(1.54)	$(0.01)	$2.36	$0.50	$0.11

Diluted (loss) income per share	$(1.54)	$(0.01)	$1.89	$0.47	$0.11

Year-End Financial Position:
Working capital	$2,123,855	$1,363,063	$741,488	$1,335,017	$1,894,247
Property, plant and equipment, net	2,873,009	1,743,104	1,717,022	1,733,694	1,882,763
Total assets	11,488,023	7,091,024	6,988,371	5,932,583	6,245,634
Total debt(6)	5,985,524	3,100,288	3,051,446	3,311,336	3,891,666
Stockholders' equity (deficit)	1,711,185	1,662,846	1,606,921	322,934	(8,277)
Other Data:
Cash flows provided by (used in):
Operating activities	79,368	309,145	417,165	518,446	227,515
Investing activities	(2,933,744)	(312,780)	(231,084)	(118,985)	(242,150)
Financing activities	2,903,990	33,716	(272,835)	(571,395)	(15,931)
Capital expenditures	740,375	363,728	341,349	222,417	267,373
Basic weighted average shares	723,923,000	524,460,000	523,938,000	518,716,000	515,822,000
Diluted weighted average shares(7)	723,923,000	524,460,000	676,666,000	634,062,000	525,831,000
Number of retail drugstores	5,059	3,333	3,323	3,356	3,382
Number of associates	112,800	69,700	70,200	71,200	72,500

(1)
Revenues for the fiscal years 2007, 2006, 2005 and 2004 have been adjusted by $108,336, $107,924, $100,841 and $99,222, respectively for the effect of discontinued operations.

(2)
Cost of goods sold for the fiscal years 2007, 2006, 2005 and 2004 have been adjusted by $80,988, $80,218, $75,347 and $84,166 respectively for the effect of discontinued operations.

(3)
Selling, general and administrative expenses for the fiscal years 2007, 2006, 2005 and 2004 have been adjusted by $32,019, $32,323, $32,754 and $22,379 respectively for the effect of discontinued operations.

(4)
Includes stock-based compensation expense. Stock based compensation expense for the fiscal year ended March 1, 2008 and March 3, 2007 was determined using the fair value method set forth in SFAS No. 123(R), "Share Based Payment". Stock-based compensation expense for the fiscal years end March 4, 2006, February 26, 2005 and February 28, 2004 was determined using the fair value method set forth in SFAS No. 123 "Accounting for Stock-Based Compensation".

(5)
Income tax benefit for the fiscal years 2007, 2006, 2005 and 2004 has been adjusted by $1,635, $1,616, $2,541 and $2,563 respectively for the effect of discontinued operations.

(6)
Total debt included capital lease obligations of $216.3 million, $189.7 million, $178.2 million, $168.3 million and $183.2 million, as of March 1, 2008, March 3, 2007, March 4, 2006, February 26, 2005 and February 28, 2004, respectively.

(7)
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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for fiscal 2008 was $1,079.0 or $1.54 per basic and diluted share, compared to net income for fiscal 2007 of $26.8 million or net loss of $0.01 per diluted share, and $1,273.0 million, or $1.89 per diluted share in fiscal 2006. Our operating results are described in detail in the Results of Operations section of this Item 7. However, some of the key factors that impacted our results in fiscal 2008, 2007, and 2006 are summarized as follows:

        Income Tax Valuation Allowance Adjustments.    Net loss for fiscal 2008 included income tax expense of $802.7 million. The income tax expense was primarily due to a non-cash increase of the valuation allowance on federal and state net deferred tax assets. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets.

        Net income for fiscal 2007 and 2006 included non-cash income tax benefits of $19.8 million and 1,231.1 million, respectively, related to the recognition of net deferred tax assets as a result of the release of a tax valuation allowance. Based upon a review of a number of factors, including historical operating performance and our expectation that we could generate sustainable consolidated taxable income for the foreseeable future, we concluded at the end of fiscal 2006 that the majority of the net deferred tax assets would be recognized. Thus, pursuant to SFAS No. 109, we recorded a tax benefit during fiscal 2006 releasing a majority of the remaining valuation allowance, resulting in a non-cash increase in net income of $1,231.1 million.

        Acquisition of Brooks Eckerd.    On June 4, 2007, we acquired all of the membership interests of Jean Coutu USA, the holding company for Brooks Eckerd, from Jean Coutu Group, pursuant to the terms of the Agreement dated August 23, 2006. As consideration for the Acquisition, we paid $2.31 billion in cash and issued 250 million shares of Rite Aid common stock. We financed our cash payment via the establishment of a new term loan facility, issuance of senior notes and borrowings under our existing revolving credit facility. As part of the arrangement of the financing necessary to complete the Acquisition, we incurred a $12.9 million fee for bridge financing that ultimately was not needed. This fee was recorded as an acquisition related financing commitment charge in our statement of operations for fiscal 2008.

        As of March 1, 2008, Jean Coutu Group owns 251.9 million shares of Rite Aid common stock, which represents approximately 28.6% of the total Rite Aid voting power. We expanded our Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, we entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We have also entered into a Registration Rights Agreement with Jean Coutu Group giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of our common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        The Brooks Eckerd stores and distribution centers are being integrated in phases. We have completed integrating the six distribution centers and are well on our way to completing systems conversions in all of the acquired stores by the end of May 2008. We have also begun the minor remodel phase of the Brooks Eckerd stores, which we expect to complete by October 2008.

        Debt Refinancing.    In fiscal years 2007 and 2006, we took several steps to extend the terms of our debt, lower our interest rates and obtain more flexibility. In fiscal 2007, we issued our 7.5% senior secured notes due January 2015, the proceeds of which were used to redeem our 9.5% senior secured notes due February 2011. We incurred a charge to call these notes prior to maturity and recorded a write-off of unamortized debt issue costs. These items totaled $18.7 million, which was recorded as a loss on debt modification in fiscal 2007. In fiscal 2006, we amended our senior secured credit facility to consist solely of a $1.75 billion revolving credit facility, paid at maturity the remaining outstanding principal on two existing notes and completed the early redemption of another existing note. As a result of amending our senior secured credit facility and the early redemption of an existing note, we recorded a loss on debt modification of $9.2 million

        Hurricane Katrina.    On August 27, 2005, Hurricane Katrina made landfall in Louisiana and proceeded to move through Mississippi and Alabama, causing one of the worst natural disasters in the history of the United States. As a result of this disaster, we had to close 14 stores, which resulted in lost inventory and fixed assets. We also incurred repair and maintenance charges related to our clean-up efforts. In February 2007, we entered into a final binding settlement of our claims under Hurricane Katrina with our insurance carriers. As a result of this settlement, we recorded a gain in fiscal 2007 of $17.6 million. The portion of this gain related to reimbursement for lost and damaged fixed assets was $9.4 million and was recorded as a gain on sale of assets and investments. The portion relating to reimbursement for lost or damaged inventory was $2.2 million and was recorded as a reduction of costs of goods sold. The portion of this gain related to repair and maintenance and other clean-up charges was $6.0 million and was recorded as a reduction of selling, general and administrative expenses ("SG&A").

        Dilutive Equity Issuances.    At March 1, 2008, 830.2 million shares of common stock were outstanding and an additional 141.8 million shares of common stock were issuable related to outstanding stock options and preferred stock.

        Our 141.8 million shares of potentially issuable common stock consist of the following:

Strike price	Outstanding Stock Options(a)	Preferred Stock	Total
	(Shares in thousands)
$5.50 and under	49,827	77,163	126,990
$5.51 to $7.50	11,017	—	11,017
$7.51 and over	3,818	—	3,818

Total issuable shares	64,662	77,163	141,825

    (a)
    The exercise of these options would provide cash of $313.6 million

Results of Operations

        The results of operations for the fiscal years ended March 1, 2008, March 3, 2007 and March 4, 2006 have been adjusted to reflect the operations of our 28 stores in the Las Vegas market area as a discontinued operation, as the Company has entered into an agreement to sell the prescription files and terminate the operations of these stores. This disposition was announced on January 4, 2008.

Revenue and Other Operating Data

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
	(Dollars in thousands)
Revenues	$24,326,846	$17,399,383	$17,163,044
Revenue growth	39.8%	1.4%	2.7%
Same store sales growth(1)	1.3%	3.4%	1.1%
Pharmacy sales growth	46.2%	2.2%	2.0%
Same store pharmacy sales growth(1)	1.7%	4.4%	0.3%
Pharmacy sales as a % of total sales	66.7%	63.7%	63.2%
Third-party sales as a % of total pharmacy sales	95.9%	95.4%	93.9%
Front-end sales growth	28.0%	0.1%	3.8%
Same store front-end sales growth(1)	0.7%	1.9%	2.6%
Front-end sales as a % of total sales	33.3%	36.3%	36.8%
Store data:
Total stores (beginning of period)	3,333	3,323	3,356
New stores	47	40	17
Closed stores	(183)	(32)	(56)
Store acquisitions, net	1,862	2	6
Total stores (end of period)	5,059	3,333	3,323
Remodeled stores	145	19	173
Relocated stores	65	66	53

(1)
Same store sales for fiscal 2006 are calculated by comparing the 53 week period ended March 4, 2006 with the 53 week period ended March 5, 2005.

  Revenues

        Fiscal 2008 compared to Fiscal 2007:    The 39.8% growth in revenue was driven primarily by the acquisition of Brooks Eckerd. In addition, same store sales increased 1.3% over the prior year. This increase consisted of 1.7% pharmacy same store sales increase and a 0.7% increase in front end same store sales. Same store sales trends which do not include the results of the Brooks Eckerd stores are described in the following paragraphs. We include in same store sales all stores that have been opened at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed. Brooks Eckerd store sales decreased from last year's comparable period due primarily to the expected impact of current and ongoing integration activities. The Brooks Eckerd stores are being integrated in phases, and therefore integration activities are expected to have a negative impact on Brooks Eckerd store sales trends in future periods.

        Pharmacy same store sales increased 1.7%, primarily driven by an increase in price per prescription and by same store prescription growth of 0.5%. In addition to favorable demographic trends, our script growth was positively impacted by Medicare Part D and by initiatives such as our focus on customer satisfaction, prescription file buys, our senior citizen loyalty program and the new and relocated store program. Partially offsetting these items was an increase in generic sales and lower reimbursement including lower reimbursement rates from the new Medicare Part D program. The rate of same store pharmacy sales growth has declined from the previous year primarily due to a lower rate of new enrollment in the Medicare Part D program, a greater mix of generic prescriptions and a weaker cough, cold and flu season.

        Front end same store sales increased 0.7% from the prior year, due to strong performance in core categories, such as over-the-counter and consumables and a higher percentage of promotional sales were offset somewhat by the impact of a difficult economic environment during the holiday season and a weaker cough, cold and flu season than in the prior year.

        Fiscal 2007 compared to Fiscal 2006:    The 1.4% growth in revenues for fiscal 2007 was driven by front-end sales growth of 0.1% and pharmacy sales growth of 2.2%. Sales growth in front-end and pharmacy was driven by increases in same store sales, which are discussed in more detail in the paragraphs below, offset somewhat by the additional week in fiscal 2006.

        Fiscal 2007 pharmacy same store sales increased 4.4% due to same store prescription growth of 2.0% and an increase in price per prescription. In addition to favorable demographic trends, our script growth was positively impacted by Medicare Part D and by initiatives such as our focus on customer satisfaction, prescription file buys, our senior loyalty program, our health condition programs and the new and relocated store program. These items were partially offset by an increase in generic sales, a milder cough, cold and flu season and lower reimbursement rates, including lower reimbursement rates from the Medicare Part D program.

        Fiscal 2007 front-end same store sales increased 1.9%, primarily as a result of strong performance in core categories, such as over-the-counter and health and beauty and an increase in sales driven by promotional activities. These items were partially offset primarily by a decrease in photo and film sales and a milder cough, cold and flu season.

Costs and Expenses

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
	(Dollars in thousands)
Costs of goods sold	$17,689,272	$12,710,609	$12,491,642
Gross profit	6,637,574	4,688,774	$4,671,402
Gross margin	27.3%	26.9%	27.2%
Selling, general and administrative expenses	$6,366,137	$4,338,462	$4,275,098
Selling, general and administrative expenses as a percentage of revenues	26.2%	25.0%	24.9%
Store closing and impairment charges	86,166	49,317	68,692
Interest expense	449,596	275,219	277,017
Acquisition related financing commitment charge	12,900	—	—
Loss on debt modifications and retirements, net	—	18,662	9,186
Gain on sale of assets, net	(3,726)	(11,139)	(6,463)

  Cost of Goods Sold

        Gross margin rate was 27.3% for fiscal 2008 compared to 26.9% in fiscal 2007. The improvement in gross margin rate was driven by an improvement in pharmacy gross margin rates, front end gross margin rates, and a lower LIFO charge than the prior year. The improvement in the pharmacy gross margin rate was primarily due to an increase in the percentage of generic drugs sold and a lower cost of generics partially offset by lower reimbursement rates and an increase in Medicare Part D sales as a percentage of total pharmacy sales. The improvement in the front-end gross margin rate was primarily due to an increase in vendor promotional support. The reduction in LIFO charges was primarily due to lower pharmacy product inflation than in the prior year. These improvements were partially offset by an increase in distribution expense as a percentage of sales, due to higher fuel costs and increases in other expenses not offset by productivity improvements.

        Gross margin rate was 26.9% for fiscal 2007 compared to 27.2% in fiscal 2006. Gross margin rate was primarily negatively impacted by a decline in front-end gross margin rate, which was caused by a higher mix of promotional sales and a reduction in photo and film gross profit. Gross margin rate was also negatively impacted by the recording of a LIFO charge of $43.0 million in fiscal 2007 compared to a $32.2 million charge in fiscal 2006. Our pharmacy gross profit had a slight positive contribution to consolidated gross margin rate due to the increase in sales. However, our pharmacy gross margin rate was down slightly. Although there was an increase in generic prescriptions and a reduction in pharmacy shrink, these positive factors were offset by a reduction in reimbursement rates, particularly from Medicare Part D prescriptions.

        We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO charge was $16.1 million in fiscal 2008, $43.0 million in fiscal 2007 and $32.2 million in fiscal 2006.

  Selling, General and Administrative Expenses

        SG&A for fiscal 2008 was 26.2% as a percentage of revenue, compared to 25.0% in fiscal 2007. The increase in SG&A as a percentage of revenues was primarily due to an increase in expenses related to the integration of the Brooks Eckerd stores and distribution centers, an increase in depreciation and amortization expense related primarily to increased intangible assets resulting from the preliminary allocation of the purchase price of Brooks Eckerd and an increase in rent and occupancy expense from new and relocated stores and the sale and leaseback of owned stores. These increases were partially offset by expense control in other expense categories. We will continue to incur expenses related to the integration of the Brooks Eckerd stores in fiscal 2009.

        SG&A for fiscal 2007 was 25.0% as a percentage of revenues, compared to 24.9% in fiscal 2006. SG&A was positively impacted by effective labor and expense control, offset by an increase in rent and occupancy expense from new and relocated stores and the sale-leaseback of owned stores and an increase in depreciation and amortization expense resulting from capital expenditures related to prescription file buys and new and relocated stores. Also negatively impacting the comparison to fiscal 2006 was a $20.0 million accrual reversal recorded in fiscal 2006 resulting from the United States Attorney closing its investigation involving matters related to prior management's business practices.

  Store Closing and Impairment Charges

        Store closing and impairment charges consist of:

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
	(Dollars in thousands)
Impairment charges	$30,823	$31,425	$46,114
Store and equipment lease exit charges	55,343	17,892	22,578

	$86,166	$49,317	$68,692

        Impairment Charges.    In fiscal 2008, 2007, and 2006, store closing and impairment charges include non-cash charges of $30.8 million, $31.4 million and $46.1 million, respectively, for the impairment of long-lived assets at 420, 342, and 414 stores, respectively. These amounts include the write-down of long-lived assets to estimated fair value at stores that were identified for impairment as part of our on-going store performance review at all of our stores or management's intention to relocate or close a specific store.

        Store and Equipment Lease Exit Charges.    In fiscal 2008, 2007, and 2006, we recorded charges for 66, 49, and 43 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The increase in the store and equipment lease exit charge for the fiscal year 2008 was primarily due to an increase in the number of stores closed and a decrease in the discount rate used to calculate the store lease exit charge liability.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        In fiscal 2008, 2007, and 2006, interest expense was $449.6 million, $275.2 million and $277.0 million, respectively. The increase in interest expense in 2008 compared to 2007 was primarily due to increased borrowings to fund the Brooks Eckerd acquisition and related integration activities partially offset by lower interest rates. Interest expense for 2007 decreased from 2006 due to an extra week in fiscal 2006 which was partially offset by slightly higher borrowings and slightly higher interest rates.

        The annual weighted average interest rates on our indebtedness in fiscal 2008, 2007 and 2006 were 7.5%, 7.6% and 7.4%, respectively.

  Income Taxes

        Income tax expense of $802.7 million and income tax benefits of $11.6 million, and $1,228.1 million have been recorded for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The fiscal 2008 income tax expense included non-cash income tax expense of $920.4 million related to the increase of the valuation allowance on federal and state net deferred tax assets. SFAS No. 109 requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS No. 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

        The existence of negative evidence at March 1, 2008, was primarily the result of the recently completed acquisition of Brooks Eckerd and the impact on current year earnings due to planned integration and acquisition activities, compounded by the weakening economy during the later half of the year.

        The fiscal 2007 income tax benefit included a non-cash state tax benefit of $24.1 million which primarily related to an increase in our state tax rate applied to the net deferred tax assets partially offset by a non-cash state tax expense of $9.1 million related to an increase in the valuation allowance. The fiscal 2006 benefit was primarily comprised of a federal and state non-cash income tax benefit of $1,231.1 million for the release of valuation allowances for net deferred tax assets that, at the time, had an expected future utilization. That utilization was based upon an ongoing review of a number of factors, including historical operating performance and our expectation that we could generate sustainable consolidated taxable income for the foreseeable future.

        We monitor all available evidence related to our ability to utilize our remaining net deferred tax assets. We maintained a valuation allowance of $1,104.0 million and $239.8 million against remaining net deferred tax assets at fiscal year end 2008 and 2007, respectively.

        We underwent an ownership change for statutory tax purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards. This limitation was considered when determining the required level for the valuation allowance.

Liquidity and Capital Resources

General

        We have five primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our receivable securitization agreements, (iv) the revolving credit facility under our senior secured credit facility and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and the costs of integrating the Brooks Eckerd stores and distribution centers.

2008 Transactions

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

        Our ability to borrow under the senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At March 1, 2008, we had $849.0 million of borrowings outstanding under the revolving credit facility. At March 1, 2008, we also had letters of credit outstanding against the revolving credit facility of $184.8 million, which gave us additional borrowing capacity of $716.2 million. However, our 8.125% senior secured notes due May 2010 and our 7.5% senior secured notes due March 2015 limit the amount of secured debt we may incur in such a manner that we cannot fully draw our revolver. This lien limitation is based upon the amount of outstanding inventory and accounts receivable that we have available under the borrowing base calculations in the note indentures and is more restrictive than our secured debt incurrence availability in the same bond indentures. As of March 1, 2008, the lien limitations under the 8.125% senior secured notes due May 2010 and our 7.5% senior secured notes due March 2015 limited our additional borrowing capacity under our revolver to approximately $441.6 million. We currently have an outstanding consent solicitation to the holders of our 8.125% senior secured notes due May 2010 and our 7.5% senior secured notes due March 2015 to amend the note indentures which would allow us to incur an additional $320 million of secured debt and thereby eliminate a mismatch between the debt and lien covenants in such indentures.

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

        On June 4, 2007, we amended our senior secured credit facility, to establish a new senior secured term loan in the aggregate principal amount of $1,105.0 million and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loans") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bears interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after September 30, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after September 30, 2014. The senior secured facility also allows for the repurchase of any debt with a maturity on or before June 4, 2014 and for the repurchase of debt with a maturity after June 4, 2014 if we maintain availability on the revolving credit facility of at least $100.0 million.

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

  Preferred Stock Transactions

        During the fourth quarter of fiscal 2005, we issued 2.5 million shares of our Series E Mandatory Convertible Series E preferred stock ("Series E preferred stock"). The Series E preferred stock automatically converted into common stock on February 1, 2008 at a rate of 14.0056 common shares per preferred share, as determined by the adjusted applicable market value of our common stock (as defined in the Series E preferred stock agreement) on the date of conversion. The Series E preferred stock conversion resulted in the issuance of 35.0 million shares of our common stock to the holders of the Series E preferred stock.

  Other Debt Transactions

        On June 4, 2007 we incurred $1.22 billion aggregate principal amount of senior notes. The issue consisted of $410.0 million of 9.375% senior notes due 2015 and $810.0 million of 9.5% senior notes due 2017. Our obligations under each series of notes are guaranteed fully and unconditionally, jointly and severally, by all of our subsidiaries that guarantee our obligations under our existing senior secured credit facility and our outstanding senior secured notes. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of our other unsecured, unsubordinated debt. The indentures governing the notes contain covenants that limit our ability and the ability of our restricted subsidiaries to, among other things; incur additional debt, pay dividends or make other restricted payments, purchase, redeem or retire capital stock or subordinated debt, make asset sales, enter into transactions with affiliates, incur liens, enter into sale-leaseback transactions, provide subsidiary guarantees, make investments and merge or consolidate with any other persons.

  Sale Leaseback Transactions

        During fiscal 2008 we sold a total of 22 owned stores to independent third parties. Net proceeds from these sales were $93.3 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 14 of these leases as operating leases and the remaining eight were accounted for using the financing method as these lease agreements contain a clause that allow the buyer to force us to repurchase the properties under certain conditions. A gain on the sale of these stores of $8.0 million was deferred and is being recorded over the minimum term of these leases.

2007 Transactions

  Debt Transactions

        In November 2006, we entered into an amendment of our senior secured credit facility to permit the financing of the Acquisition. Pursuant to the terms of the senior secured facility amendment, we established a senior secured term loan facility in the aggregate principal amount of $145.0 million and borrowed the full amount thereunder. Proceeds from the borrowings under the new senior secured term loan facility (the "Tranche 1 Term Loans") were used to pay amounts outstanding under the revolving credit facility, which had been used to repay, at maturity, the outstanding principal and accrued interest payable under our 12.5% senior secured notes due September 2006.

  Other Transactions

        In February 2007, we issued $500.0 million aggregate principal amount of 7.5% senior secured notes due 2017. These notes are unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our senior secured credit facility and other secured notes. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with holders of our 8.125% senior secured notes due 2010 and our 7.5% senior secured notes due 2015, granted by subsidiary guarantors on all their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions. The indenture governing the 7.5% senior secured notes due 2017 contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. Proceeds from this offering were used to repay outstanding borrowings on our revolving credit facility and to fund the redemption of our 9.5% senior secured notes due 2011. Per the terms of the indenture that governed the 9.5% senior secured notes due 2011, we paid a premium to the noteholders of 104.75% of par. We recorded a loss on debt modification of $18.7 million related to the early redemption of the 9.5% senior secured notes due 2011, which included the call premium and unamortized debt issue costs on the notes.

        In February 2007, we issued $500.0 million aggregate principal amount of 8.625% senior notes due 2015. These notes are unsecured. The indenture governing the 8.625% senior notes due 2015 contains provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 8.625% senior notes due 2015 are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under the senior secured credit facility. Proceeds from the issuance of the notes were used to repay borrowings under our revolving credit facility.

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

  Sale-Leaseback Transactions

        During fiscal 2007, we sold a total of 29 owned stores to independent third parties. Net proceeds from these sales were approximately $82.1 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 24 of these leases as operating leases and the remaining five leases were accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force us to purchase the properties under certain conditions. Subsequent to March 3, 2007, the clause that allowed the buyer to force us to repurchase the properties lapsed on four of the five leases. Therefore, these leases are now accounted for as operating leases.

2006 Transactions

  Preferred Stock Transactions

        In fiscal 2006, we issued 4.8 million shares of Series I Mandatory Convertible Preferred Stock ("Series I preferred stock") at an offering price of $25 per share. Dividends on the Series I preferred stock are $1.38 per share per year, and are due and payable on a quarterly basis in either cash or common stock or a combination of both at our election. The Series I preferred stock will automatically convert into common stock on November 17, 2008 at a rate that is dependent upon the adjusted applicable market value of our common stock (as defined in the Series I Certificate of Designations). If the adjusted applicable market value of our common stock is $5.30 a share or higher at the conversion date, then the Series I preferred stock is convertible at a rate of 4.7134 per share of our common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of our common stock is less than or equal to $4.42 per share at the conversion date, then the Series I preferred stock is convertible at a rate of 5.6561 shares of our common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of our common stock is between $4.42 per share and $5.30 per share at the conversion date, then the Series I preferred stock is convertible into common stock at a rate that is between 4.7134 and 5.6561 per share. The holder may convert shares of the Series I preferred stock into common stock at any time prior to the mandatory conversion date at the rate of 4.7134 per share. The Series I preferred stock is also convertible at our option, but only if the adjusted applicable market value of our common stock exceeds $9.55. If we are subject to a cash acquisition (as defined in the Certificate of Designations) prior to the mandatory conversion date, the holder may elect to convert the shares of Series I preferred stock into shares of common stock using a conversion rate set forth in the Certificate of Designations. The holder will also receive a payment equal to the present value of all scheduled dividends through the mandatory conversion date.

        Proceeds from the issuance of the Series I preferred stock, along with borrowings under the revolver, were used to redeem all shares of our Series F preferred stock, at 105% of the liquidation preference of $100 share. We paid a premium to redeem the Series F preferred stock of $5.9 million.

  Sale Leaseback Transactions

        During fiscal 2006, we sold a total of 32 owned stores to independent third parties. Net proceeds from these sales were approximately $85.3 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 30 of these leases as operating leases and the remaining two leases were accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force us to purchase the properties under certain conditions. Subsequent to March 4, 2006, the clause that allowed the buyer to force us to repurchase the properties lapsed on one of the two leases. Therefore, this lease is now accounted for as an operating lease.

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

        The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution

("Securitization Formula"). Adjustments to this amount can occur on a weekly basis. At March 1, 2008 and March 3, 2007, the total of outstanding receivables that have been transferred to the CPVs were $435.0 million and $350.0 million, respectively. The following table details receivable transfer activity for the years presented (in thousands):

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Average amount of outstanding receivables transferred	$332,115	$334,588	$243,639
Total receivable transfers	$4,992,000	$4,674,000	$3,716,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$4,907,000	$4,654,000	$3,536,000

        At March 1, 2008 and March 3, 2007, we retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $493.8 million and $255.1 million, respectively, inclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet.

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

        Rite Aid guarantees certain performance obligations of our affiliates under the securitization agreements, which include continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2008 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, we have access to a backstop credit facility, which is backed by the CPVs and which expires in September 2010. It is our intent to renew our receivables securitization agreements with the CPVs.

        Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At March 1, 2008 and March 3, 2007, we had $3.3 million and $3.0 million of cash, respectively, that was restricted for the payment of trustee fees.

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

        As of March 1, 2008, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases, which are included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of March 1, 2008, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$569,095	$2,140,615	$704,903	$5,477,465	$8,892,078
Capital lease obligations(2)	43,374	51,209	50,882	187,034	332,499
Operating leases(3)	967,181	1,894,107	1,690,219	6,573,665	11,125,172
Open purchase orders	378,678	—	—	—	378,678
Redeemable preferred stock(4)	—	—	—	20,175	20,175
Other, primarily self insurance and retirement plan obligations(5)	134,208	161,085	39,861	94,984	430,138
Minimum purchase commitments(6)	—	—	14,000	1,500,000	1,514,000

Total contractual cash obligations	$2,092,536	$4,247,016	$2,499,865	$13,853,323	$22,692,740

Commitments
Lease guarantees	$22,922	$44,575	$42,106	$114,682	$224,285
Outstanding letters of credit	184,780	—	—	—	184,780

Total commitments	$207,702	$44,575	$42,106	$114,682	$409,065

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of March 1, 2008.

(2)
Represents the minimum lease payments on non-cancelable leases, including interest, but net of sublease income.

(3)
Represents the minimum lease payments on non-cancelable leases, net of sublease income.

(4)
Represents value of redeemable preferred stock at its redemption date.

(5)
Includes the undiscounted payments for self-insured medical coverage, actuarially determined undiscounted payments for self-insured workers' compensation and general liability, and actuarially determined obligations for defined benefit pension and nonqualified executive retirement plans.

(6)
Represents commitments to purchase products from certain vendors.

        Obligations for income tax uncertainties pursuant to FIN 48 of approximately $82.6 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $79.4 million in fiscal 2008. Cash flow was positively impacted by net proceeds from our accounts receivable securitization and a reduction in accounts receivable partially offset by an increase in inventory and a decrease in accounts payable. The increase in inventory was primarily caused by Brooks Eckerd integration activities. Integration activities that require a temporary investment in inventory include replacing non-go-forward inventory, increasing the number of SKU's at the Brooks Eckerd distribution centers and retrofitting the planograms in the Brooks Eckerd stores. We expect the levels of inventory to decrease as these activities are completed.

The decrease in accounts payable was primarily due to conforming vendor terms as part of the integration efforts.

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

        Cash used in investing activities was $2,933.7 million in fiscal 2008. Cash used was primarily for the acquisition of Brooks Eckerd and purchase of property, plant and equipment and intangible assets offset by proceeds from sale-leaseback transactions and asset dispositions.

        Cash used in investing activities was $312.8 million in fiscal 2007. Cash was used for: the purchase of property, plant and equipment, the purchase of prescription file and capitalizable direct acquisition costs related to our pending acquisition of Brooks Eckerd. Cash was provided by proceeds from our sale leaseback transactions and proceeds from other asset dispositions.

        Cash used in investing activities was $231.1 million in fiscal 2006. Cash was used for: the purchase of property, plant and equipment and the purchase of prescription files. Cash was provided by proceeds from our sale leaseback transactions and by proceeds from other asset dispositions.

        Cash provided by financing activities was $2,904.0 in fiscal 2008. Cash provided by financing was primarily provided by proceeds from issuance of long-term debt utilized to fund the Brooks Eckerd acquisition, net proceeds from our revolving credit facility, the change in the zero balance cash accounts and net proceeds from the issuance of common stock, offset by financing costs paid, scheduled debt payments and preferred stock dividends.

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

Capital Expenditures

        We plan to make total capital expenditures of approximately $600 million during fiscal 2009, consisting of approximately 40% related to the new store construction, store relocation, store remodel and store improvement projects, 30% related to the integration of Brooks Eckerd, 10% related to the purchase of prescription files from independent pharmacies and 20% related to technology enhancements, improvements to distribution centers, and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities, proceeds from sale leaseback transactions and use of the revolving credit facility.

Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt;

(iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt, including additional debt incurred for the acquisition of Brooks Eckerd. Based upon our current levels of operations, planned improvements in our operating performance and the opportunities that we believe the acquisition of Brooks Eckerd provides, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, sales of accounts receivable under our securitization agreements, proceeds from sale-leaseback of owned properties and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures including capital expenditures related to the completion of the Brooks Eckerd integration, for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. The restrictions on the incurrence of additional indebtedness in our senior secured credit facility and several of our bond indentures may limit our ability to obtain additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, a FASB Staff Position (FSP) was proposed, and subsequently approved, to delay the effective dates of SFAS No. 157 as it relates to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. We are currently evaluating the effect of the adoption of SFAS No. 157 on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to elect fair value treatment for our financial assets.

        In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the assets acquired and liabilities assumed in a business combination and make several changes to the method of accounting for business combinations previously set forth in SFAS No. 141. SFAS No. 141 (Revised) will become effective for acquisitions consummated in fiscal years beginning after December 15, 2008.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for uncollectible receivables, inventory shrink, impairment, self insurance liabilities, pension benefits, lease exit liabilities, income taxes and litigation. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Variability reflected in the sensitivity analyses presented below is reasonably likely based on our recent historical experience. Actual results may differ materially from these estimates and sensitivity analyses.

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Allowance for uncollectible receivables:    Almost all of our prescription sales are made to customers that are covered by third party payors, such as insurance companies, prescription benefit management companies, government agencies, private employers, health maintenance organizations or other managed care providers. We recognize and report receivables that represent the amount owed to us for sales made to customers, who are employees or members of those payors, which have not yet been paid. We maintain an allowance for the amount of these receivables deemed to be uncollectible. This allowance is calculated based upon historical collection and write-off activity adjusted for current conditions. The estimated bad debt write-off rate is calculated by dividing historical write-offs for the most recent twelve months, for which collection activities have been completed, by third party payor sales for the same period. A bad debt expense is recognized by applying the estimated write-off rate to third party payor sales for the period. There have been no significant changes in the assumptions used to calculate our estimated write-off rate over the past three years. If the financial condition of the payors were to deteriorate, resulting in an inability to make payments, an additional reserve would be recorded in the period in which the change in financial condition first became known. Based on current conditions, we do not expect a significant change to our write-off rate in future periods. A one basis point difference in our estimated write-off rate for the year ended March 1, 2008, would have affected pretax income by approximately $1.3 million.

        Inventory:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations (including stores and distribution centers), as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended March 1, 2008, would have affected pretax income by approximately $8.3 million.

        Impairment of Long-Lived Assets:    We evaluate long-lived assets, including stores and excluding goodwill, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. We have identified each store as an asset group for purposes of performing this evaluation. Our evaluation of whether possible impairment indicators exist includes comparing future cash flows expected to be generated by the store to the carrying value of the store's assets. If the estimated future cash flows of the asset group (store level) are less than the carrying amount of the store's assets, we calculate an impairment loss by comparing the carrying value of the store's assets to the fair value of such assets. We determine fair value by discounting the estimated future cash flows of the store discussed above.

        Cash flows are calculated utilizing the detailed store financial plan for the year immediately following the current year end. To arrive at cash flow estimates for additional future years, we project sales growth by store (consistent with our overall business planning objectives and results), and determine the incremental cash flow that such sales growth will contribute to that store's operations. The discount rate used is a weighted average cost of capital, which is internally developed.

        The assumptions utilized in calculating impairment are updated annually. Should actual sales growth rates and related incremental cash flow differ from those forecasted and projected, we may incur future impairment charges related to the stores being evaluated. Changes in our discount rate of 50 basis points would not have a material impact on the total impairment recorded in Fiscal 2008.

        Goodwill Impairment:    As disclosed in the consolidated financial statements, we have unamortized goodwill in the amount of $1,783.4 million as of March 1, 2008. We perform an annual impairment test of goodwill. If certain events or circumstances occur that would indicate a reduced fair value in our reporting unit could exist, we would then perform our impairment test more frequently. Our impairment calculation is based upon a comparison of the book value of our equity compared to our estimated fair value. We estimate fair value utilizing both a discounted cash flow analysis that is based upon forward year projections that are developed as part of our business planning process, as well as the value implied by our year end quoted stock price. Significant differences between these two methods are reconciled and adjustments, if necessary, are incorporated into our discounted cash flow analysis.

        These forward year projections utilize assumptions that are based upon historical trends, management's estimates of economic conditions and our strategic plans, which are consistent with assumptions utilized in evaluating Long-Lived assets for impairment as discussed above. Significant assumptions are annual sales increases and the discount rate utilized. The discount rate used is a weighted average cost of capital, which is internally developed.

        Our calculation as of March 1, 2008 resulted in no impairment of goodwill being identified. However, changes to our strategic plans or economic conditions could result in our cash flows being less than projected, which could result in a material change to our goodwill impairment valuation in future periods. An increase in our discount rate of 50 basis points would not have resulted in an impairment of goodwill as of March 1, 2008.

        Self-insurance liabilities:    We expense claims for self-insured medical, dental, workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured medical and dental claims incurred but not paid is determined by multiplying the average claim value paid over the most recent twelve months by the average number of days from the same period between when the claims were incurred and paid. There have been no significant changes in assumptions used to determine days lag over the last three years. Should a greater amount of claims occur compared to what was previously estimated, or medical costs increase beyond what was anticipated, expense recorded may not be sufficient, and additional expense may be recorded. A one day change in days lag for the year ended March 1, 2008, would have affected pretax income by approximately $0.6 million.

        The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A 25 basis point difference in the discount rate for the year ended March 1, 2008, would have affected pretax income by approximately $2.1 million.

        Benefit plan accrual:    We have several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. We record expense related to these plans using actuarially determined amounts that utilize various assumptions. Key assumptions used in the actuarial valuations include the mortality rate, the discount rate, the expected rate of return on plan assets and the rate of increase in future compensation levels. These rates are updated annually and are based on available public information, market interest rates and internal plans regarding compensation and any other changes impacting benefits.

        These assumptions have not significantly changed over the last three years, except that the discount rate has been adjusted due to changes in rates derived from published high-quality long-term bond indices, the terms of which approximate the term of the cash flows to pay the accumulated benefit obligations when due. A decrease of 25 basis points in the discount rate, assuming no other changes in the estimates, increases the amount of the projected benefit obligation and the related required expense by $3.3 million and $0.6 million, respectively.

        Lease exit liabilities:    We record reserves for closed stores based on future lease commitments, anticipated ancillary occupancy costs and anticipated future subleases of properties. The reserves are calculated at the individual location level and the assumptions are assessed at that level. Sublease income is estimated based on agreements in place at the time of reserve assessment. The reserve for lease exit liabilities is discounted using a credit adjusted risk free interest rate. Reserve estimates and related assumptions are updated on a quarterly basis.

        A substantial amount of our closed stores were closed prior to our adoption of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective January 1, 2003. Therefore, if interest rates change, reserves may be increased or decreased. In addition, changes in the real estate leasing markets can have an impact on the reserve. As of March 1, 2008, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $4.0 million for Fiscal 2008.

        Income taxes:    We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. We regularly review the deferred tax assets for recoverability considering the relative impact of negative and positive evidence including our historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The weight given to the potential effect of the negative and positive evidence is commensurate with the extent to which it can be objectively verified. We will establish a valuation allowance against deferred tax assets when we determine that it is more likely than not that some portion of our deferred tax assets will not be realized. There have been no significant changes in the assumptions used to calculate our valuation allowance over the last three years. Changes in valuation allowance from period to period are included in the tax provision in the period of change.

        We recognize tax liabilities in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

        Litigation reserves:    We are involved in litigation on an on-going basis. We accrue our best estimate of the probable loss related to legal claims. Such estimates are developed in consultation with in-house counsel, and are based upon a combination of litigation and settlement strategies. These estimates are updated as the facts and circumstances of the cases develop and/or change. To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability may also change. Changes to these reserves during the last three fiscal years were not material.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 1, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at March 1 2008
	(Dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$150,470	$186	$358,687	$198	$213	$3,160,508	$3,670,262	$2,902,318
Average Interest Rate	6.13%	7.08%	8.16%	7.00%	7.00%	8.52%	8.38%
Variable Rate	$8,287	$11,050	$1,005,050	$11,050	$11,050	$1,052,513	$2,099,000	$1,896,705
Average Interest Rate	4.91%	4.91%	4.93%	4.91%	4.91%	4.91%	4.92%

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

        The interest rate on the variable-rate borrowings under our senior secured credit facility are based on LIBOR. Changes in one month LIBOR affect our cost of borrowings because the interest rate on our variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 10% (approximately 31 basis points) as compared to the LIBOR rate of 3.11% as of March 1, 2008 our annual interest expense would change by approximately $6.5 million based upon our variable-rate debt outstanding of approximately $2,099.0 million on March 1, 2008.

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

(b)   Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our assessment the internal control over financial reporting of the 814 stores acquired from Brooks Eckerd that had not been converted to the legacy Rite Aid systems as of March 1, 2008. Assets at these stores constituted 12.3% of our total assets as of March 1, 2008. Sales generated by these stores constituted 12.1% of our total revenues for the year ended March 1, 2008. Based on this evaluation, our management has concluded that, as of March 1, 2008, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)   Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended March 1, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of March 1, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting relating to 814 stores acquired on June 4, 2007 in conjunction with the acquisition of JCG (PJC) USA, LLC, which stores have not yet been converted to the Company's systems and processes, and constitute 12.3% of total assets and 12.1% of total revenues of the consolidated financial statement amounts as of and for the year ended March 1, 2008. Accordingly, our audit did not include the internal control over financial reporting for such unconverted stores. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 1, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 1, 2008 of the Company and our report dated April 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 28, 2008

Item 9B.    Other Information

        None

PART III

        We intend to file with the SEC a definitive proxy statement for our 2008 Annual Meeting of Stockholders, to be held on June 25, 2008, pursuant to Regulation 14A not later than 120 days after March 1, 2008. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

3.
Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Stock Purchase Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2 to Form 8-K, filed on August 24, 2006
2.2
	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999

3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	5.5% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.8	Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
3.9	Amendment to Sections 1, 3 and 4 of Article V of Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on December 21, 2007
4.1
	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3
	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003

4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.6 to Form 10-Q, filed on January 9, 2008
4.7	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.8
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008
4.9
	Indenture, dated as of January 11, 2005, among Rite Aid Corporation, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company's 7.5% Senior Secured Notes due 2015	Exhibit 99.2 to Form 8-K, filed on January 13, 2005
4.10
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of January 11, 2005 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 7.5% Senior Secured Notes due 2015	Exhibit 4.10 to Form 10-Q, filed on January 9, 2008
4.11
	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.13	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.14
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008

4.15
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 6, 2007
4.16
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 6, 2007
4.17
	Amendment and Restatement Agreement, dated as of November 8, 2006, relating to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 30, 2005, among Rite Aid Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent and Bank of America, N.A., as syndication agent	Exhibit 10.1 to Form 8-K, filed on November 15, 2006
4.18
	First Amendment and Restatement and Waiver dated as of June 4, 2007, to the Amendment and Restatement Agreement dated as of November 8, 2006, relating to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 30, 2005 among Rite Aid Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent and Bank of America, N.A., as syndication agent	Exhibit 10.2 to Form 10-Q, filed on July 12, 2007
4.19
	Amendment No. 4 to Receivables Financing Agreement and Consent, dated as of November 9, 2006, by and among Rite Aid Funding II, CAFCO, LLC, Jupiter Securitization Corporation, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, N.A., as investor agent, Wachovia Bank, National Association, as investor agent, Citicorp North America, Inc., as investor agent and program agent, Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators	Exhibit 10.2 to Form 8-K filed on November 15, 2006
4.20
	Amendment No. 7 to Receivables Financing Agreement and Consent, dated as of September 18, 2007, by and among Rite Aid Funding II, CAFCO, LLC, CRC Funding, LLC, Falcon Asset Securitization Company LLC, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, NA., Wachovia Bank, National Association, Citicorp North America, Inc., Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators	Exhibit 10.3 to Form 10-Q, filed on October 10, 2007
4.21	Definitions Annex to the Senior Loan Documents and the Second Priority Debt Documents	Exhibit 4.12 to Form 10-Q, filed on October 3, 2005

4.22
	Second Amendment, dated as of September 30, 2005, to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, among Rite Aid Corporation and its subsidiaries that are a party thereto, the collateral trustees, the collateral processing co-agents and the trustees of various indentures covered by this agreement	Exhibit 4.13 to Form 10-Q, filed on October 3, 2005
4.23
	First Amendment, dated as of September 22, 2004, to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of June 27, 2001, among Rite Aid Corporation, the Subsidiary Guarantors (named therein), Wilmington Trust Company, as collateral trustee; the senior collateral processing co-agents (named therein) and the senior collateral agents (named therein)	Exhibit 10.2 to Form 10-Q filed on September 25, 2004
4.24
	Amended and Restated Collateral Trust and Intercreditor Agreement dated as of May 28, 2003, among Rite Aid Corporation, each Subsidiary of Rite Aid named therein or which becomes a party hereto, Wilmington Trust Company, as collateral trustee for the holders from time to time of the Second Priority Debt Obligations, Citicorp North America, Inc., as senior collateral processing co-agent, JPMorgan Chase Bank, as senior collateral processing co-agent for the Senior Secured Parties under the Senior Loan Documents, U.S. Bank and Trust, as trustee under the 12.5% Note Indenture, BNY Midwest Trust Company, as trustee under the 9.5% Note Indenture and as trustee under the 8.125% Note Indenture, and each other Second Priority Representative which becomes a party thereto	Exhibit 10.2 to Form 8-K, filed on May 30, 2003
4.25
	Senior Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of September 27, 2004, among the Subsidiary Guarantors and Citicorp North America, Inc., as collateral processing agent	Exhibit 10.31 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.26
	Senior Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented by Supplement No. 1 dated as of June 27, 2004, and as amended and restated as of September 22, 2004 by the Subsidiary Guarantors in favor of the Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Exhibit 10.32 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.27
	Senior Indemnity, Subrogation and Contribution Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Filed herewith
4.28
	Credit Agreement, dated as of June 27, 2001, as amended and restated as of June 4, 2007, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent, and Bank of America, N.A., as syndication agent	Exhibit 10.2 on Form 10-Q, filed on July 12, 2007

4.29	Representative Supplement No. 1 to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of January 11, 2005, by BNY Midwest Trust Company, as Trustee	Filed herewith
4.30	Representative Supplement No. 2 to the Amended and Restated Collateral Trust and Indenture Agreement, dated as of February 21, 2007, by the Bank of New York Trust Company, N.A., as Trustee	Filed herewith
4.31
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 10.34 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.32
	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee.	Exhibit 10.35 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.33
	Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Filed herewith
4.34
	Participation Agreement, dated as of June 27, 2001, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Exhibit 10.38 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.35
	Amendment No. 1 to the Participation Agreement, dated as of June 27, 2001, dated as of February 22, 2002, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Exhibit 10.29 to Form 10-K, filed on May 2, 2003
4.36
	Amendment No. 2 to the Participation Agreement, dated as of June 27, 2001, dated as of December 23, 2002, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Exhibit 10.30 to Form 10-K, filed on May 2, 2003
4.37
	Amendment No. 3 to the Participation Agreement, dated as of June 27, 2001, dated as of February 6, 2003, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Exhibit 10.31 to Form 10-K, filed on May 2, 2003

4.38
	The Receivables Financing Agreement, dated as of September 21, 2004, by and among Rite Aid Funding I, as borrower, Rite Aid Hdqtrs. Funding, Inc., as collection agent, Citicorp North America, Inc., as program agent and as an investor agent, Citibank, N.A., as a bank, Wachovia Bank, National Association, as an investor agent and as a bank, JPMorgan Chase Bank, N.A. (as successor to Bank One, NA), as an investor agent and as a bank, CAFCO, LLC, as an investor, Falcon Asset Securitization Company LLC (as successor to Jupiter Securitization Corporation), as an investor, Variable Funding Capital Company LLC (as successor to Blue Ridge Asset Funding Corporation), as an investor, and Rite Aid Corporation and the companies named therein, as originators	Exhibit 10.3 to Form 10-Q, filed on September 28, 2004
4.39
	The Originator Purchase Agreement, dated as of September 21, 2004, by and among Rite Aid Hdqtrs. Funding, Inc., as purchaser and as collection agent, Rite Aid Corporation, as parent, and the companies named therein, as sellers	Exhibit 10.4 to Form 10-Q, filed on September 28, 2004
4.40	The Secondary Purchase Agreement, dated as of September 21, 2004, between Rite Aid Hdqtrs. Funding, Inc., as seller and as collection agent, and Rite Aid Funding I, as purchaser	Exhibit 10.5 to From 10-Q, filed on September 28, 2004
4.41	The Tertiary Purchase Agreement, dated as of September 21, 2004, among Rite Aid Funding I, as seller, Rite Aid Funding II, as purchaser, and Rite Aid Hdqtrs. Funding, Inc., as collection agent	Exhibit 10.6 to From 10-Q, filed on September 28, 2004
4.42
	The Intercreditor Agreement, dated as of September 22, 2004, by and among Rite Aid Hdqtrs. Funding, Inc., Rite Aid Funding I, Rite Aid Funding II, Citicorp North America, Inc., as program agent and senior collateral agent, JPMorgan Chase Bank and Rite Aid Corporation and the companies named therein	Exhibit 10.7 to From 10-Q, filed on September 28, 2004
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.6	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.7	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2005*	Exhibit 10.8 to Form 10-K, filed on April 28, 2005
10.8	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2008*	Filed herewith
10.9	Side Agreement to Employment Agreement between Rite Aid Corporation and Robert G. Miller, dated as of November 28, 2006*	Filed herewith

10.10	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.11	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.12	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-Q, filed on May 21, 2001
10.13	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, filed on October 7, 2003
10.14	Side Agreement to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of October 11, 2006*	Filed herewith
10.15	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.16	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.17	Employment Agreement by and between Rite Aid Corporation and Mark de Bruin, dated as of February 5, 2003*	Exhibit 10.2 to Form 10-Q, filed on December 22, 2005
10.18	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.19	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.20	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K, filed on May 21, 2001
10.21	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2003
10.22	Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of June 26, 2007*	Exhibit 10.1 to Form 10-Q, filed on July 12, 2007
10.23	Employment Agreement by and between Rite Aid Corporation and Robert Easley, dated as of August 20, 2007*	Exhibit 10.26 to Registration Statement on Form S-4, File No. 333-146383, filed on September 28, 2007
10.24	Employment Agreement by and between Rite Aid Corporation and Pierre Legault, dated as of February 2, 2007*	Exhibit 10.20 to Form 10-K, filed on April 30, 2007
10.25	Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 22, 2003**	Filed herewith
10.26	First Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 8, 2007**	Filed herewith

10.27	Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of January 1, 2003	Filed herewith
10.28	Fourth Amendment to Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of February 12, 2007	Filed herewith
11	Statement regarding computation of earnings per share	Filed herewith (see note 3 to the consolidated financial statements)
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14 (a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14 (a)/15d-14 (a) under Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

**
Confidential portions of this Exhibit were redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of March 1, 2008 and March 3, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 1, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of March 1, 2008 and March 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 1, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 1, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 28, 2008

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 1, 2008	March 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$155,762	$106,148
Accounts receivable, net	665,971	374,493
Inventories, net	3,936,827	2,335,679
Prepaid expenses and other current assets	163,334	136,668

Total current assets	4,921,894	2,952,988
Property, plant and equipment, net	2,873,009	1,743,104
Goodwill	1,783,372	656,037
Other intangibles, net	1,187,327	178,220
Deferred tax assets	384,163	1,380,942
Other assets	338,258	179,733

Total assets	$11,488,023	$7,091,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$185,609	$16,184
Accounts payable	1,425,768	902,807
Accrued salaries, wages and other current liabilities	1,110,288	670,934
Deferred tax liabilities	76,374	—

Total current liabilities	2,798,039	1,589,925
Long-term debt, less current maturities	5,610,489	2,909,983
Lease financing obligations, less current maturities	189,426	174,121
Other noncurrent liabilities	1,178,884	754,149

Total liabilities	9,776,838	5,428,178
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—series E, par value $1 per share; liquidation value $50 per share; 2,500 shares authorized; shares issued 0 and 2,500	—	120,000
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,393 and 1,299	139,253	129,917
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,352 and 1,274	135,202	127,385
Preferred stock—series I, par value $1 per share; liquidation value $25 per share; 5,200 shares authorized; shares issued 4,820	116,415	116,415
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 830,209 and 536,686	830,209	536,686
Additional paid-in capital	4,047,499	3,118,299
Accumulated deficit	(3,537,276)	(2,462,197)
Accumulated other comprehensive loss	(20,117)	(23,659)

Total stockholders' equity	1,711,185	1,662,846

Total liabilities and stockholders' equity	$11,488,023	$7,091,024

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Revenues	$24,326,846	$17,399,383	$17,163,044
Costs and expenses:
Cost of goods sold	17,689,272	12,710,609	12,491,642
Selling, general and administrative expenses	6,366,137	4,338,462	4,275,098
Store closing and impairment charges	86,166	49,317	68,692
Interest expense	449,596	275,219	277,017
Acquisition related financing commitment charge	12,900	—	—
Loss on debt modifications and retirements, net	—	18,662	9,186
Gain on sale of assets, net	(3,726)	(11,139)	(6,463)

	24,600,345	17,381,130	17,115,172

(Loss) income before income taxes	(273,499)	18,253	47,872
Income tax expense (benefit)	802,701	(11,609)	(1,228,136)

Net (loss) income from continuing operations	$(1,076,200)	$29,862	$1,276,008
Loss from discontinued operations, net of gain on disposal and income tax benefit	(2,790)	(3,036)	(3,002)

Net (loss) income	$(1,078,990)	$26,826	$1,273,006

Computation of (loss) income applicable to common stockholders:
Net (loss) income	$(1,078,990)	$26,826	$1,273,006
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(32,533)	(31,455)	(32,723)
Premium to redeem preferred stock	—	—	(5,883)
Preferred stock beneficial conversion	(556)	—	—

(Loss) income applicable to common stockholders	$(1,112,181)	$(4,731)	$1,234,298

Basic and diluted (loss) income per share:
Basic (loss) income per share	$(1.54)	$(0.01)	$2.36

Diluted (loss) income per share	$(1.54)	$(0.01)	$1.89

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006
(In thousands)

	Preferred Stock Series E		Preferred Stock-Series F		Preferred Stock-Series G		Preferred Stock-Series H		Preferred Stock-Series I		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount
BALANCE FEBRUARY 26, 2005	2,500	$120,000	1,131	$113,081	1,131	$113,081	1,131	$113,081	—	$—	520,438	$520,438	$3,121,404	$(3,756,146)	$(22,005)	$322,934
Net income														1,273,006		1,273,006
Other comprehensive income:
Minimum pension liability															(3,425)	(3,425)
Tax benefit from minimum pension liability adjustment															1,409	1,409

Comprehensive income																1,270,990
Exchange of restricted shares for taxes											(340)	(340)	(914)			(1,254)
Issuance of restricted stock											4,202	4,202	(4,202)			—
Cancellation of restricted stock											(839)	(839)	839			—
Amortization of restricted stock balance													6,274			6,274
Stock-based compensation expense													13,987			13,987
Stock options exercised											4,206	4,206	7,356			11,562
Tax benefit from exercise of stock options													2,976			2,976
Dividends on preferred stock			46	4,569	81	8,126	69	6,939					(19,634)			—
Issuance of Series I preferred stock									4,820	116,074						116,074
Redemption of Series F stock			(1,177)	(117,650)										(5,883)		(123,533)
Cash dividends paid on preferred shares													(13,089)			(13,089)

BALANCE MARCH 4, 2006	2,500	$120,000	—	$—	1,212	$121,207	1,200	$120,020	4,820	$116,074	527,667	$527,667	$3,114,997	$(2,489,023)	$(24,021)	$1,606,921

Net income														26,826		26,826
Other comprehensive income:
Minimum pension liability															6,802	6,802
Tax provision from minimum pension liability adjustment															(2,813)	(2,813)

Comprehensive income																30,815
Adjustment to initially apply FAS No. 158, net of tax benefit of $2,560 (see Note 15)															(3,627)	(3,627)
Exchange of restricted shares for taxes											(723)	(723)	(2,421)			(3,144)
Issuance of restricted stock											4,790	4,790	(4,790)			—
Cancellation of restricted stock											(972)	(972)	972			—
Amortization of restricted stock balance													10,702			10,702
Stock-based compensation expense													11,630			11,630
Stock options exercised											5,924	5,924	14,462			20,386
Tax benefit from exercise of stock options													4,202			4,202
Dividends on preferred stock					87	8,710	74	7,365					(16,075)			—
Adjustment to issuance costs of Series I preferred stock										341						341
Cash dividends paid on preferred shares													(15,380)			(15,380)

BALANCE MARCH 3, 2007	2,500	$120,000	—	$—	1,299	$129,917	1,274	$127,385	4,820	$116,415	536,686	$536,686	$3,118,299	$(2,462,197)	$(23,659)	$1,662,846

Net loss														(1,078,990)		(1,078,990)
Other comprehensive income:
Changes in Defined Benefit Plans															6,285	6,285
Tax provision from minimum pension liability adjustment															(2,743)	(2,743)

Comprehensive loss																(1,075,448)
Adjustment to initially apply FIN 48														4,467		4,467
Issuance of shares to Jean Coutu Group											250,000	250,000	840,000			1,090,000
Exchange of restricted shares for taxes											(1,423)	(1,423)	(7,080)			(8,503)
Issuance of restricted stock											7,179	7,179	(7,179)			—
Cancellation of restricted stock											(1,382)	(1,382)	1,382			—
Amortization of restricted stock balance													21,224			21,224
Stock-based compensation expense													19,215			19,215
Stock options exercised											4,135	4,135	8,629			12,764
Dividends on preferred stock					94	9,336	78	7,817					(17,153)			—
Preferred stock beneficial conversion													556	(556)		—
Conversion of Series E preferred stock	(2,500)	(120,000)									35,014	35,014	84,986			—
Cash dividends paid on preferred shares													(15,380)			(15,380)

BALANCE MARCH 1, 2008	—	$—	—	$—	1,393	$139,253	1,352	$135,202	4,820	$116,415	830,209	$830,209	$4,047,499	$(3,537,276)	$(20,117)	$1,711,185

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
OPERATING ACTIVITIES:
Net (loss) income	$(1,078,990)	$26,826	$1,273,006
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	472,473	270,307	249,755
Store closings and impairment charges	86,166	49,317	68,692
LIFO charges	16,114	43,006	32,188
Gain on sale of assets, net	(11,826)	(11,139)	(6,462)
Stock-based compensation expense	40,439	22,331	20,261
Acquisition related financing commitment charge	12,900	—	—
Loss on debt modifications and retirements, net	—	18,662	9,186
Changes in deferred taxes	805,204	(13,362)	(1,211,646)
Proceeds from sale of inventory	16,811	—	—
Tax benefit from the exercise of stock options	—	—	2,976
Proceeds from insured loss	8,550	593	24,319
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	85,000	20,000	180,000
Accounts receivable	36,820	(39,543)	(51,494)
Inventories	(306,360)	(37,275)	(63,445)
Prepaid expenses and other current assets	31,191	1,028	(62,061)
Other assets	7,812	13,427	(13,961)
Income taxes receivable/payable	(2,155)	1,454	(21,263)
Accounts payable	(115,624)	14,219	71,641
Other liabilities	(25,157)	(70,706)	(84,527)

Net cash provided by operating activities	79,368	309,145	417,165

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(687,529)	(334,485)	(287,785)
Intangible assets acquired	(52,846)	(29,243)	(53,564)
Acquisition of Jean Coutu, USA, net of cash acquired	(2,306,774)	(18,369)	—
Proceeds from sale-leaseback transactions	48,985	55,563	77,307
Proceeds from dispositions of assets and investments	58,470	9,348	26,355
Proceeds from insured loss	5,950	4,406	6,603

Net cash used in investing activities	(2,933,744)	(312,780)	(231,084)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,307,867	1,145,000	—
Net proceeds from (payments to) revolver	549,000	(234,000)	534,000
Principal payments on bank credit facilities	—	—	(448,875)
Proceeds from financing secured by owned property	44,267	26,527	8,001
Principal payments on long-term debt	(15,939)	(901,297)	(377,023)
Change in zero balance cash accounts	79,606	15,662	26,393
Net proceeds from the issuance of common stock	12,764	20,386	11,562
Net proceeds from the issuance of preferred stock	—	—	116,885
Payments for the redemption of preferred stock	—	—	(123,533)
Payments for preferred stock dividends	(15,380)	(15,380)	(13,089)
Excess tax deduction on stock options	—	1,587	—
Deferred financing costs paid	(58,195)	(24,769)	(7,156)

Net cash provided by (used in) financing activities	2,903,990	33,716	(272,835)

Increase (decrease) in cash and cash equivalents	49,614	30,081	(86,754)
Cash and cash equivalents, beginning of year	106,148	76,067	162,821

Cash and cash equivalents, end of year	$155,762	$106,148	$76,067

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its wholly-owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 5,059 stores in operation as of March 1, 2008. The Company's drugstores' primary business is pharmacy services. The Company also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

        The Company's operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Pharmacy sales	$16,179,170	$11,042,183	$10,810,713
Front-end sales	8,049,446	6,272,333	6,267,332
Other revenue	98,230	84,867	84,999

	$24,326,846	$17,399,383	$17,163,044

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal year ended March 1, 2008 and March 3, 2007 included 52 weeks. The fiscal year ended March 4, 2006 included 53 weeks.

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

  Allowance for Uncollectible Receivables

        Approximately 96% of prescription sales are made to customers that are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Inventories

        Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories. At March 1, 2008 and March 3, 2007, inventories were $562,728 and $546,614, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The LIFO charge was $16,114, $43,006 and $32,188 for fiscal years 2008, 2007, and 2006, respectively.

  Impairment of Long-Lived Assets

        Asset impairments are recorded when the carrying value of assets are not recoverable. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of operating stores as "Assets to Be Held and Used" and assets of stores that have been closed as "Assets to Be Disposed Of". The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at the store level include tangible long-lived assets and identifiable, finite-lived intangibles that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flows from the stores that support those assets. Goodwill is evaluated based on a comparison of the estimated fair value of the Company with its total capitalization including long term debt and stockholders' equity.

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

        Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease. When determining the amortization period of a leasehold improvement, the Company considers whether discretionary exercise of a lease renewal option is reasonably assured. If it is determined that the exercise of such option is reasonably assured, the Company will amortize the leasehold improvement asset over the minimum lease term, plus the option period. This determination depends on the remaining life of the minimum lease term and any economic penalties that would be incurred if the lease option is not exercised.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Capitalized lease assets are recorded at the lesser of the present value of minimum lease payments or fair market value and amortized over the estimated useful life of the related property or term of the lease.

        The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2008, 2007 and 2006, the Company capitalized costs of approximately $3,399, $4,956 and $3,563, respectively.

  Intangible Assets

        Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets", the Company does not amortize goodwill. The Company also has certain finite-lived intangible assets that are amortized over their useful lives. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Prescription files acquired in business combinations are amortized over an estimated useful life of ten years on an accelerated basis, which approximates the anticipated prescription file retention and related cash flows. Purchased prescription files acquired in other than business combinations are amortized over their estimated useful lives of five years on a straight line basis.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2008, 2007 and 2006 were $375,025, $295,232 and $293,545, respectively.

  Insurance

        The Company is self-insured for certain general liability and workers' compensation claims. For claims that are self-insured, stop-loss insurance coverage is maintained for workers' compensation occurrences exceeding $750 and general liability occurrences exceeding $2,000. The Company utilizes actuarial studies as the basis for developing reported claims and estimating claims incurred but not reported relating to the Company's self-insurance. Workers' compensation claims are discounted to present value using a risk-free interest rate.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Accounting for Pensions". Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and the rate of increase in future compensation levels.

  Stock-Based Compensation

        The Company has several stock option plans, which are described in detail in Note 15. The Company accounts for stock-based compensation under SFAS No. 123(R), "Share-Based Payment", which requires companies to account for share-based payments to associates using the fair value method of expense recognition. Fair value for stock options can be calculated using either a closed form or open form calculation method. SFAS No. 123(R) requires companies to recognize option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.

        The Company adopted SFAS No. 123(R) effective March 5, 2006 using the modified prospective transition method. The Company had previously adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" effective March 2, 2003 and had been recognizing expense on a ratable basis related to share-based payments to associates using the fair value method. The adoption of SFAS No. 123(R) did not have a material impact on its financial position and results of operations.

        SFAS No. 123(R) also requires the company to reclassify tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statement of cash flows.

  Store Pre-opening Expenses

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

  Store Closing Costs and Lease Exit Charges

        When a store is closed, the Company records an expense for unrecoverable costs and accrues a liability equal to the present value at current credit adjusted risk-free interest rates of the remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Other store closing and liquidation costs are expensed when incurred.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

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

        The Company recognizes tax liabilities in accordance with FIN 48 and management adjusts these liabilities with changes in judgement as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

  Sales Tax Collected

        Sales taxes collected from customers and remitted to various governmental agencies are presented on a net basis (excluded from revenues) in the Company's statement of operations.

  Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Significant Concentrations

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2008, the top five third party payors accounted for approximately 36.3% of the Company's total sales, the largest of which represented 11.3% of total sales. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. During fiscal 2008, state sponsored Medicaid agencies accounted for approximately 6.3% of the Company's total sales, the largest of which was less than 2.0% of the Company's total sales. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        During fiscal 2008, the Company purchased brand pharmaceuticals and some generic pharmaceuticals which amounted to approximately 93.7% of the dollar volume of its prescription drugs from a single wholesaler, McKesson Corp. ("McKesson"), under a contract expiring April 2010. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

temporary difficulty filling prescriptions until a replacement wholesaler agreement was executed, which would negatively impact the business.

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. As of March 1, 2008 and March 3, 2007, the Company had no interest rate swap arrangements or other derivatives.

  Discontinued Operations

        For purposes of determining discontinued operations, the Company has determined that the store level is a component of the entity within the context of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The Company routinely evaluates its store base and closes non-performing stores. The Company evaluates the results of operations of these closed stores both quantitatively and qualitatively to determine if appropriate for reporting as discontinued operations. Stores sold where the Company retains the prescription files are excluded from the analysis as the Company retains direct cash flows resulting from the migration of revenue to existing stores.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, a FASB Staff Position (FSP) was proposed, and subsequently approved, to delay the effective dates of SFAS No. 157 as it relates to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. The Company is currently evaluating the impact of adopting SFAS No. 157.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company does not expect to adopt SFAS No. 159.

        In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the assets acquired and liabilities assumed in a business combination, and makes several changes to the method of accounting for business combinations previously set forth in SFAS No. 141. SFAS No. 141 (Revised) will become effective for acquisitions consummated in fiscal years beginning after December 15, 2008.

2. Acquisition

        On June 4, 2007, the Company acquired of all of the membership interests of JCG (PJC) USA, LLC ("Jean Coutu USA"), the holding company for the Brooks Eckerd drugstore chain ("Brooks Eckerd"), from Jean Coutu Group (PJC) Inc. ("Jean Coutu Group"), pursuant to the terms of the Stock Purchase Agreement (the "Agreement") dated August 23, 2006. As consideration for the acquisition of Jean Coutu USA (the "Acquisition"), the Company paid $2,307,747 and issued 250,000 shares of Rite Aid common stock. The Company financed the cash payment via the establishment of a new term loan facility, issuance of senior notes and borrowings under its existing revolving credit facility. The consideration associated with the common stock was $1,090,000 based on a stock price of $4.36 per share, representing the average closing price of Rite Aid common stock beginning two days prior to the announcement of the Acquisition on August 24, 2006 and ending two days after the announcement.

        At March 1, 2008, the Jean Coutu Group owned approximately 28.6% of total Rite Aid voting power. The Company expanded its Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, the Company entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain Coutu family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. The Company and Jean Coutu Group also entered into a Registration Rights Agreement giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        The Company's consolidated financial statements for the fiscal year ended March 1, 2008 include Brooks Eckerd results of operations for the thirty-nine week period ended March 1, 2008. The

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

2. Acquisition (Continued)

Company's financial statements reflect preliminary purchase accounting adjustments in accordance with SFAS No. 141 "Business Combinations", whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

        The following allocation of the purchase price and the estimated transaction costs is preliminary and is based on information available to the Company's management at the time the consolidated financial statements were prepared. Accordingly, the allocation is expected to change and the impact of such changes may be material. The Company will finalize the allocation of the purchase price in the quarter ended May 31, 2008.

Preliminary purchase price
Cash consideration	$2,307,747
Stock consideration	1,090,000
Capitalized acquisition costs	43,264

Total	$3,441,011

Preliminary purchase price allocation
Cash and cash equivalents	$25,868
Accounts receivable	427,798
Inventories	1,319,058
Other current assets	48,763

Total current assets	1,821,487
Property and equipment	914,486
Intangible assets(1)	1,131,550
Goodwill	1,127,335
Other assets	106,790

Total assets acquired	5,101,648

Accounts payable	577,354
Deferred tax liability	49,931
Other current liabilities(2)	416,146

Total current liabilities	1,043,431
Deferred tax liability—non-current	250,360
Other long-term liabilities(3)	366,846

Total liabilities assumed	1,660,637

Net assets acquired	$3,441,011

    (1)
    Included in intangible assets are prescription file intangibles of $693,500 and intangible assets for operating leases with favorable market terms of $438,050.

    (2)
    Included in other current liabilities is an accrual for severance payments to associates of Brooks Eckerd who were involuntarily terminated of $11,137.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

2. Acquisition (Continued)

    (3)
    Included in other long-term liabilities is an accrual of $28,502 to reserve for the remaining lease liability of Brooks Eckerd stores for which the Company entered into a formal plan to close. Also included in other long-term liabilities is an intangible liability of $143,100 for operating leases with unfavorable market terms.

        In connection with the Acquisition, the Company entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group provides certain information technology, network and support services to the Company. Jean Coutu Group must provide these services to the Company for a minimum period of nine months following the closing date of the Acquisition. The Company has extended the term of the agreement for two additional three month periods and has the option to further extend the term of the agreement for an additional three-month period. The Company recorded an expense of $4,085 for services provided under this agreement for the year ended March 1, 2008.

        The following unaudited pro forma consolidated financial data gives effect to the Acquisition as if it had occurred as of the beginning of the periods presented.

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Net revenues	$26,747,000	$27,315,600	$26,766,900
Net (loss) income	(1,133,300)	(79,800)	1,164,700
Basic (loss) income per share	$(1.57)	$(0.14)	$1.45
Diluted (loss) income per share	$(1.57)	$(0.14)	$1.31

        The pro forma combined information assumes the acquisition of Brooks Eckerd occurred at the beginning of each period presented. These results have been prepared by combining the historical results of the Company and historical results of Brooks Eckerd. The pro forma financial data for all periods presented include adjustments to reflect the incremental interest expense that results from the incurrence of the additional debt to finance the acquisition and additional depreciation and amortization expense resulting from the preliminary purchase price allocation described above. The pro forma information for the fiscal year ended March 1, 2008 includes charges of $154,222 resulting from the integration of the Brooks Eckerd stores. Pro forma results for periods prior to the acquisition do not include any incremental cost savings that may result from the integration. Additionally, pro forma results for periods prior to the acquisition have not been adjusted to reflect the divestiture of stores required by the FTC.

        The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

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

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Numerator for (loss) income per share:
Net (loss) income	$(1,078,990)	$26,826	$1,273,006
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(32,533)	(31,455)	(32,723)
Premium to redeem preferred stock	—	—	(5,883)
Preferred stock beneficial conversion	(556)	—	—

(Loss) income attributable to common stockholders	$(1,112,181)	$(4,731)	$1,234,298

Plus: Interest on convertible debt	—	—	5,936
Plus: Cumulative preferred stock dividends	—	—	32,723
Plus: Redemption premium on preferred stock	—	—	5,883

(Loss) income attributable to common stockholders—diluted	$(1,112,181)	$(4,731)	$1,278,840

Denominator:
Basic weighted average shares	723,923	524,460	523,938
Outstanding options, net	—	—	7,749
Convertible preferred stock	—	—	106,517
Convertible debt	—	—	38,462

Diluted weighted average shares	723,923	524,460	676,666

Basic and diluted (loss) income per share:
Basic (loss) income per share	$(1.54)	$(0.01)	$2.36

Diluted (loss) income per share	$(1.54)	$(0.01)	$1.89

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

3. (Loss) Income Per Share (Continued)

        The following potential common shares have been excluded from the computation of diluted earnings per share:

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Stock options and unvested restricted stock	52,036	54,460	38,427
Convertible preferred stock	108,074	94,291	—
Convertible notes(1)	—	38,462	—

	160,110	187,213	38,427

    (1)
    Although the 4.75% convertible notes were paid at maturity in December 2006, they are included on this table because the weighted average shares outstanding would have been included in the income per share calculation for the fiscal year ended March 3, 2007 if the security had been dilutive.

4. Store Closing and Impairment Charges

        Store closing and impairment charges consisted of:

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Impairment charges	$30,823	$31,425	$46,114
Store and equipment lease exit charges	55,343	17,892	22,578

	$86,166	$49,317	$68,692

  Impairment Charges

        In fiscal 2008, 2007, and 2006, store closing and impairment charges included non-cash charges of $30,823, $31,425 and $46,114, respectively, for the impairment of long-lived assets at 420, 342 and 414 stores, respectively. These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store, or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

  Store and Equipment Lease Exit Charges

        During fiscal 2008, 2007, and 2006, the Company recorded charges for 66, 49 and 43 stores, respectively, to be closed or relocated under long term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

4. Store Closing and Impairment Charges (Continued)

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

        The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion. The table also reflects the increase in the closed store reserve related to the acquisition of the existing closed store portfolio from Brooks Eckerd as well as the additional liability related to the acquired stores that Company management plans to close as a result of the acquisition. These liabilities represent the estimated fair value of the respective store lease commitments as of the date of the acquisition and are therefore recorded as part of allocation of the purchase price of Brooks Eckerd.

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Balance—beginning of year	$195,205	$208,455	$220,903
Provision for present value of noncancellable lease payments of closed stores	27,464	14,288	18,482
Changes in assumptions about future sublease income, terminations and change of interest rate	16,482	(4,283)	(4,201)
Reversals of reserves for stores that management has determined will remain open	(1,465)	(812)	(271)
Interest accretion	13,874	9,274	8,814
Leased properties of Jean Coutu USA closed or designated to be closed as part of the integration plan	133,864	—	—
Cash payments, net of sublease income	(55,742)	(31,717)	(35,272)

Balance—end of year	$329,682	$195,205	$208,455

        The Company's revenues and income before income taxes for fiscal 2008, 2007, and 2006 included results from stores that have been closed or are approved for closure as of March 1, 2008. The revenue and operating losses of these stores for the periods are presented as follows:

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Revenues	$523,775	$547,778	$700,390
(Loss) income from operations	(14,165)	902	3,813

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

4. Store Closing and Impairment Charges (Continued)

        Included in loss from operations for fiscal 2008, 2007, and 2006 are depreciation and amortization charges of $9,246, $4,995 and $6,283, respectively, and closed store inventory liquidation charges of $6,193, $5,415 and $7,401, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues. The amounts indicated above do not include the results of operations for stores closed related to discontinued operations.

5. Discontinued Operations

        During the fourth quarter of fiscal 2008, the Company entered into agreements to sell the prescription files of 28 of its stores in the Las Vegas Nevada area. The Company owns four of these stores and the remaining stores are leased. The Company has assigned the lease rights of 17 of these stores to other entities and is in the process of closing the remaining leased stores. The Company plans to sell the owned stores. The sale and transfer of the prescription files has been completed and the inventory at the stores is in the process of being liquidated.

        The Company has presented the operating results of and the gain on the sale of Las Vegas as a discontinued operation in the statement of operations for all fiscal years presented. The following amounts have been segregated from continuing operations and included in discontinued operations:

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
	(Dollars in thousands)
Revenues	$90,815	$108,336	$107,924
Costs and expenses:
Cost of goods sold	70,171	80,988	80,218
Selling, general and administrative expenses	33,039	32,019	32,324
Gain on sale of assets	(8,100)	—	—

Total costs and expenses	95,110	113,007	112,542

Loss from discontinued operations before income taxes	(4,295)	(4,671)	(4,618)
Income tax benefit	(1,505)	(1,635)	(1,616)

Net loss from discontinued operations	$(2,790)	$(3,036)	$(3,002)

        The assets and liabilities of the divested stores for the years ended March 1, 2008 and March 2, 2007 are not significant and have not been segregated in the consolidated balance sheets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

6. Income Taxes

        The provision for income taxes was as follows:

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Current tax expense (benefit):
Federal	$(355)	$3,771	$(6,621)
State	1,183	(3,585)	(17,424)

	828	186	(24,045)
Deferred tax expense (benefit):
Federal	726,167	16,056	(1,086,891)
State	75,706	(27,851)	(117,200)

	801,873	(11,795)	(1,204,091)

Total income tax expense (benefit)	$802,701	$(11,609)	$(1,228,136)

        A reconciliation of the expected statutory federal tax and the total income tax benefit was as follows:

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Expected federal statutory expense at 35%	$(95,725)	$6,388	$16,755
Nondeductible expenses	6,476	3,460	2,568
State income taxes, net	(25,789)	(24,140)	3,155
Recoverable tax and reduction of previously recorded liabilities	(999)	(5,376)	(19,527)
Credits generated	(1,699)	(1,022)	—
Valuation allowance	920,437	9,081	(1,231,087)

Total income tax expense (benefit)	$802,701	$(11,609)	$(1,228,136)

        The income tax expense for fiscal 2008 included $920,437 related to the increase of the valuation allowance on federal and state net deferred tax assets. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS No. 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. As such, except for tax planning strategies, the Company has not utilized projections of future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

6. Income Taxes (Continued)

        At March 1, 2008 the Company had a cumulative loss which was primarily due to the recently completed acquisition of Brooks Eckerd and the impact on current year earnings due to planned integration activities, compounded by the weakening economy during the later half of the year.

        The income tax benefit for fiscal 2007 included a state tax benefit of $24,140 which primarily related to an increase in the Company's state tax rate applied to the net deferred tax assets.

        The income tax benefit for fiscal 2006 included $1,231,087 related to the reduction of the valuation allowance on federal and state net deferred tax assets that, at the time, were expected to have future utilization.

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at March 1, 2008 and March 3, 2007:

	2008	2007
Deferred tax assets:
Accounts receivable	$31,802	$17,469
Accrued expenses	289,033	170,293
Liability for lease exit costs	151,519	92,136
Pension, retirement and other benefits	154,141	111,126
Investment	8,201	13,927
Credits	71,920	71,727
Net operating losses	1,058,418	1,022,015

Total gross deferred tax assets	1,765,034	1,498,693
Valuation allowance	(1,103,973)	(239,836)

Total deferred tax assets	661,061	1,258,857
Deferred tax liabilities:
Inventory	263,417	97,657
Long-lived assets	86,546	(255,326)
Other	3,309	3,558

Total gross deferred tax liabilities	353,272	(154,111)

Net deferred tax assets	$307,789	$1,412,968

        Prior year's classifications in the above table were reclassed during fiscal 2008 to conform to current year presentation.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

Unrecognized tax benefits balance at March 4, 2007	$23,004
Increases to prior year tax positions	31,122
Increases to prior year tax positions for Brooks Eckerd Acquisition	178,759
Increases to current year tax positions	3,459
Settlements	0
Lapse of statute of limitations	(3,330)

Unrecognized tax benefits balance at March 1, 2008	233,014

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

6. Income Taxes (Continued)

        Effective March 4, 2007, the Company adopted the provisions of FIN 48. As of March 4, 2007, unrecognized tax benefits totaled $37,186, including interest and penalties. As a result of the implementation of FIN 48, the Company's tax contingencies decreased $6,636, and after the deferred tax impact of $2,170, the net effect was accounted for as an increase to retained earnings of $4,466. The decrease in unrecognized tax benefits would have decreased income tax expense in prior periods.

        As of June 4, 2007, with the acquisition of Brooks Eckerd, a liability and reduction of deferred tax assets of $200,015, including tax, interest and penalties was established for uncertain tax positions. The Company is still evaluating the tax positions of the acquired entities and adjustments, if any, could be material. Upon finalization of the purchase price allocation, any such adjustments related to pre-acquisition tax periods will result in adjustments to assets and liabilities acquired in connection with the Acquisition. The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of March 1, 2008 the Company had a corresponding recoverable indemnification asset from Jean Coutu Group, included in the "Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        As of March 1, 2008 the total amount of unrecognized tax benefits that would be recorded as an adjustment to goodwill and not impact the effective tax rate in a future period was $200,015. The remaining unrecognized tax benefits would impact the effective tax rate in a future period. Upon the adoption of SFAS 141(R) which applies to our fiscal year 2010, changes in income tax uncertainties recorded in a business combination will also affect income tax expense and will no longer impact goodwill. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. Prior to the adoption of FIN 48, the Company included interest as income tax expense and penalties as an operating expense. As of March 1, 2008 and March 4, 2007, the total amount of accrued income tax-related interest and penalties was $33,608 and $14,182, respectively.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2002. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax return for Brooks Eckerd for fiscal years 2004 and 2005. Additionally, the IRS is examining the consolidated U.S. income tax return for Rite Aid Corporation and subsidiaries for fiscal years 2006 and 2007. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from fiscal 1996.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

6. Income Taxes (Continued)

  Net Operating Losses, Capital Losses and Tax Credits

        At March 1, 2008, the Company had federal net operating loss (NOL) carryforwards of approximately $2,505,000, the majority of which will expire, if not utilized, between fiscal 2019 and 2022. The Company underwent an ownership change for statutory tax purposes during fiscal 2002, which resulted in a limitation on the future use of net operating loss carryforwards.

        At March 1, 2008, the Company had state NOL carryforwards of approximately $4,704,000, the majority of which will expire between fiscal 2015 and 2022.

        At March 1, 2008, the Company had federal business tax credit carryforwards of $52,979, the majority of which will expire between 2013 and 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $9,355.

  Valuation Allowances

        The valuation allowances as of March 1, 2008 and March 3, 2007 apply to the net deferred tax assets of the Company. In the fourth quarter of 2008, a non-cash tax charge of $920,437 was recorded to establish a valuation allowance against the net deferred tax assets. The fiscal 2007 net decrease in the valuation allowance resulted primarily from the expiration of capital loss and state net operating loss carryforwards which had been fully reserved as of the beginning of the fiscal year. The Company maintained a valuation allowance of $1,103,973 and $239,836 against net deferred tax assets at fiscal year end 2008 and 2007, respectively.

7. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at March 1, 2008 and March 3, 2007 was $40,990 and $30,246, respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

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

        The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur on a weekly basis. At March 1, 2008

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

7. Accounts Receivable (Continued)

and March 3, 2007, the total of outstanding receivables that have been transferred to the CPVs were $435,000 and $350,000, respectively. The following table details receivable transfer activity for the years presented:

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)	March 4, 2006 (53 Weeks)
Average amount of outstanding receivables transferred	$332,115	$334,588	$243,639
Total receivable transfers	$4,992,000	$4,674,000	$3,716,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$4,907,000	$4,654,000	$3,536,000

        At March 1, 2008 and March 3, 2007, the Company retained an interest in the third party pharmaceutical receivables not transferred to the CPVs of $493,833 and $255,057, respectively, inclusive of the allowance for uncollectible accounts, which is included in accounts receivable, net, on the consolidated balance sheet.

        On September 18, 2007, the Company amended its securitization agreements. As a result of this amendment the total amount of interest in receivables than can be transferred to the CPV was increased to $650,000 from $400,000. The ongoing program fee was decreased from the CPVs' commercial paper rate (which often approximates 1-month LIBOR) plus 1.125% to the CPVs' commercial paper rate plus 1.00%. The liquidity fee was reduced from 0.375% to 0.25%. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2008, 2007 and 2006 were $22,314, $21,885 and $12,805, respectively.

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

        Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company's corporate concentration account. At March 1, 2008 and March 3, 2007, the Company had $3,277 and $3,000 of cash respectively that is restricted for the payment of trustee fees.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

7. Accounts Receivable (Continued)

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

8. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at March 1, 2008 and March 3, 2007:

	2008	2007
Land	$358,849	$190,859
Buildings	902,281	616,907
Leasehold improvements	1,557,125	1,199,043
Equipment	2,021,478	1,611,947
Construction in progress	239,061	100,762

	5,078,794	3,719,518
Accumulated depreciation	(2,205,785)	(1,976,414)

Property, plant and equipment, net	$2,873,009	$1,743,104

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $309,270, $230,168 and $217,160 in fiscal 2008, 2007 and 2006, respectively.

        Included in property, plant and equipment was the carrying amount of assets to be disposed of totaling $23,908 and $19,269 at March 1, 2008 and March 3, 2007, respectively.

9. Goodwill and Other Intangibles

        The Company accounts for goodwill under the guidance set forth in SFAS No. 142, which specifies that all goodwill and indefinite life intangibles should not be amortized. Goodwill must be allocated to reporting units and evaluated for impairment on an annual basis. The Company has completed its annual impairment evaluation for the year ended March 1, 2008, and concluded that there is no goodwill impairment loss to be recognized. As of March 1, 2008 and March 3, 2007 the Company had goodwill of $1,783,372 and $656,037 and no other indefinite life intangibles. The increase in goodwill as of March 1, 2008 is a result of the acquisition of Jean Coutu USA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

9. Goodwill and Other Intangibles (Continued)

        The Company's intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of March 1, 2008 and March 3, 2007.

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$738,855	$(240,079)	12 years	$297,679	$(199,414)	10 years
Prescription files	1,152,620	(464,069)	9 years	428,281	(348,326)	3 years

Total	$1,891,475	$(704,148)		$725,960	$(547,740)

        Also included in other non-current liabilities as of March 1, 2008 and March 3, 2007 are unfavorable lease intangibles with a net carrying amount of $147,035 and $18,040, respectively.

        Amortization expense for these intangible assets and liabilities was $163,201, $40,139 and $32,595 for fiscal 2008, 2007 and 2006, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2009—$185,234; 2010—$167,025; 2011—$154,277; 2012—$120,951 and 2013—$95,995. The anticipated annual amortization expenses could change upon the final allocation of the purchase price of Brooks Eckerd.

10. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at March 1, 2008 and March 3, 2007:

	2008	2007
Accrued wages, benefits and other personnel costs	$392,753	$270,539
Accrued sales and other taxes payable	161,820	50,904
Accrued store expense	173,516	95,977
Other	382,199	253,514

	$1,110,288	$670,934

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at March 1, 2008 and March 3, 2007:

	2008	2007
Secured Debt:
Senior secured revolving credit facility due September 2010	$849,000	$300,000
Senior secured credit facility term loan due September 2010	145,000	145,000
Senior secured credit facility term loan due June 2014	1,105,000	—
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $1,500 and $2,167)	358,500	357,833
7.5% senior secured notes due January 2015	200,000	200,000
7.5% senior secured notes due March 2017	500,000	500,000
Other secured	2,740	1,521

	3,160,240	1,504,354
Guaranteed Unsecured Debt:
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,261 and $1,501)	148,739	148,499
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $5,458)	404,542	—
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $12,033)	797,967	—

	1,851,248	648,499
Unsecured Debt:
6.125% fixed-rate senior notes due December 2008	150,000	150,000
6.875% senior debentures due August 2013	184,773	184,773
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	757,773	757,773
Lease financing obligations	216,263	189,662

Total debt	5,985,524	3,100,288
Current maturities of long-term debt and lease financing obligations	(185,609)	(16,184)

Long-term debt and lease financing obligations, less current maturities	$5,799,915	$3,084,104

  2008 Transactions:

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

secured credit facility. The Company is required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At March 1, 2008, the Company had $849,000 of borrowings outstanding under the revolving credit facility. At March 1, 2008, the Company also had letters of credit outstanding against the revolving credit facility of $184,780, which gave the Company additional borrowing capacity under the revolving credit facility of $716,221.

        However, the Company's 8.125% senior secured notes due May 2010 and its 7.5% senior secured notes due March 2015 limit the amount of secured debt the Company may incur in such a manner that we cannot fully draw on our revolver. This lien limitation is based upon the amount of outstanding inventory and accounts receivable that the Company has available under the borrowing base calculations in the note indentures and is more restrictive than the secured debt incurrence availability in the same note indentures. As of March 1, 2008, the lien limitations under the 8.125% senior secured notes due May 2010 and the 7.5% senior secured notes due March 2015 limited borrowing capacity under the revolver to approximately $441,570 at March 1, 2008. The Company currently has an outstanding consent solicitation to the holders of the 8.125% senior secured notes due May 2010 and the 7.5% senior secured notes due March 2015 to amend the note indentures which would allow us to incur an additional $320,000 of secured debt and thereby eliminate a mismatch between the debt and lien covenants in such indentures.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

shortfall in the Company's borrowing base under the Company's revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

        The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payment of principal prior to three months after September 30, 2014. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after September 30, 2014. The senior secured facility also allows for the repurchase of any debt with a maturity on or before June 4, 2014, and for the repurchase of debt with a maturity after June 4, 2014, if the Company maintains availability on the revolving credit facility of at least $100,000.

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

  Other Transactions

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

  2007 Transactions:

        In February 2007, the Company issued $500,000 aggregate principal amount of 7.5% senior secured notes due 2017. These notes are unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under its senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with holders of our 8.125% senior secured notes due 2010 and our 7.5% senior secured notes due 2015, granted by subsidiary guarantors on all their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions. The indenture governing the 7.5% senior secured notes due 2017 contains covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. Proceeds from this offering were used to repay outstanding borrowings on the Company's revolving credit facility and to fund the redemption of the Company's 9.5% senior secured notes due 2011, by deposit into an escrow fund with an independent trustee. Per the terms of the indenture that governed the 9.5% senior secured notes due 2011, the Company paid a premium to the noteholders of 104.75% of par. The Company recorded a loss on debt modification of $18,662 related to the early redemption of the 9.5% senior secured notes due 2011, which included the call premium and unamortized debt issue costs on the notes.

        In February 2007, the Company issued $500,000 aggregate principal amount of 8.625% senior notes due 2015. These notes are unsecured. The indenture governing the 8.625% senior notes due 2015 contains provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 8.625% senior notes due 2015 are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under the senior secured credit facility. Proceeds from the issuance of the notes were used to repay borrowings under the Company's revolving credit facility.

        In January 2007, the Company paid at maturity the remaining outstanding principal amount of $184,074 of the Company's 7.125% notes due January 2007. This payment was funded with borrowings under the revolving credit facility.

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

  2006 Transactions:

        On December 15, 2005, the Company paid at maturity the remaining outstanding principal amount of $38,000 of the Company's 6.0% fixed-rate senior notes due December 2005.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

        On July 15, 2005, the Company completed the early redemption of all of the Company's $150,000 aggregate principal amount of 11.25% notes due July 2008 at the Company's contractually determined early redemption price of 105.625% plus accrued interest. The Company funded the redemption with borrowings under the Company's receivable securitization agreements. The Company recorded a loss on debt modification of $9,200 related to this transaction.

        On April 15, 2005 the Company paid at maturity the remaining outstanding principal amount of $170,500 of the Company's 7.625% senior notes due April 2005.

  Other:

        The annual weighted average interest rate on the Company's indebtedness was 7.5%, 7.6%, and 7.4% for fiscal 2008, 2007, and 2006, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2009—$158,757; 2010—$11,236; 2011—$1,363,737; 2012—$11,248 and $4,224,284 in 2013 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

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

12. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from five to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

12. Leases (Continued)

leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $10,331, $7,725, and $7,534, was $863,801, $586,776 and $569,269 in fiscal 2008, 2007, and 2006, respectively. These amounts include contingent rentals of $35,932, $30,786 and $31,345 in fiscal 2008, 2007, and 2006, respectively.

        During fiscal 2008, the Company sold 22 owned stores to several independent third parties. Proceeds from these sales totaled $93,252. The Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. Fourteen leases are being accounted for as operating leases and 8 are being accounted for under the financing method as of March 1, 2008, as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Gains on these transactions of $8,015 have been deferred and are being recorded over the related minimum lease terms. Losses of $271, which relate to certain stores in these transactions, were recorded as losses on the sale of assets and investments for the year ended March 1, 2008.

        During fiscal 2007, the Company sold a total of 29 owned stores to independent third parties. Proceeds from these sales totaled $82,090. The Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. Twenty-four leases were accounted for as operating leases and the remaining five leases were accounted for using the financing method, as these lease agreements contained a clause that allowed the buyer to force the Company to purchase the properties under certain conditions. Subsequent to March 3, 2007, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on four of the five leases. Therefore, these leases are now accounted for as operating leases. The Company recorded a capital lease obligation of $3,029 related to the remaining leases.

        During fiscal 2006, the Company sold a total of 32 owned stores to independent third parties. Proceeds from these sales totaled $85,308. The Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. Thirty leases were accounted for as operating leases and the remaining two leases were accounted for using the financing method, as these lease agreements contained a clause that allowed the buyer to force the Company to purchase the properties under certain conditions. Subsequent to March 4, 2006, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on one of the two leases. Therefore, this lease is now accounted for as operating lease. The Company recorded a capital lease obligation of $2,324 related to the remaining lease.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

12. Leases (Continued)

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 1, 2008 and March 3, 2007 are summarized as follows:

	2008	2007
Land	$16,193	$7,670
Buildings	193,361	181,433
Leasehold improvements	6,654	6,238
Equipment	29,878	17,263
Accumulated depreciation	(90,687)	(79,316)

	$155,399	$133,288

        Following is a summary of lease finance obligations at March 1, 2008 and March 3, 2007:

	2008	2007
Obligations under capital leases	$170,116	$169,375
Sale-leaseback obligations	46,147	20,286
Less current obligation	(26,837)	(15,540)

Long-term lease finance obligations	$189,426	$174,121

        Following are the minimum lease payments for all properties under a lease agreement, net of sublease income, that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 1, 2008:

Fiscal year	Lease Financing Obligations	Operating Leases
2009	43,374	967,181
2010	25,617	970,378
2011	25,592	923,729
2012	25,496	870,054
2013	25,386	820,165
Later years	187,034	6,573,665

Total minimum lease payments	332,499	11,125,172

Amount representing interest	(116,236)

Present value of minimum lease payments	216,263

13. Redeemable Preferred Stock

        In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

13. Redeemable Preferred Stock (Continued)

dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $19,253 for the fiscal 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to stockholders' equity using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2008, 2007 and 2006. The amount of this instrument is $20,174 and $20,072 and is recorded in Other Non-Current Liabilities as of March 1, 2008 and March 3, 2007, respectively.

14. Capital Stock

        As of March 1, 2008, the authorized capital stock of the Company consists of 1,500,000 shares of common stock and 20,000 shares of preferred stock, each having a par value of $1.00 per share. Preferred stock is issued in series, subject to terms established by the Board of Directors.

        In fiscal 2006, the Company issued 4,820 shares of Series I Mandatory Convertible Preferred Stock ("Series I preferred stock") at an offering price of $25 per share. Dividends on the Series I preferred stock are $1.38 per share per year, and are due and payable on a quarterly basis in either cash or common stock or a combination of both at the Company's election. The Series I preferred stock will automatically convert into common stock on November 17, 2008 at a rate that is dependent upon the adjusted applicable market value of the Company's common stock (as defined in the Series I Certificate of Designations). If the adjusted applicable market value of the Company's common stock is $5.30 a share or higher at the conversion date, then the Series I preferred stock is convertible at a rate of 4.7134 share of the Company's common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of the Company's common stock is less than or equal to $4.42 per share at the conversion date, then the Series I preferred stock is convertible at a rate of 5.6561 shares of the Company's common stock for every share of Series I preferred stock outstanding. If the adjusted applicable market value of the Company's common stock is between $4.42 per share and $5.30 per share at the conversion date, then the Series I preferred stock is convertible into common stock at a rate that is between 4.7134 and 5.6561 per share. The holder may convert shares of the Series I preferred stock into common stock at any time prior to the mandatory conversion date at the rate of 4.7134 per share. The Series I preferred stock is also convertible at the Company's option, but only if the adjusted applicable market value of the Company's common stock exceeds $9.55. If the Company is subject to a cash acquisition (as defined in the Certificate of Designations) prior to the mandatory conversion date, the holder may elect to convert the shares of Series I preferred stock into shares of common stock using a conversion rate set forth in the Certificate Designations. The holder will also receive a payment equal to the present value of all scheduled dividends through the mandatory conversion date.

        Proceeds from the issuance of the Series I preferred stock, along with borrowings under the revolver, were used to redeem all shares of the Company's Series F preferred stock, at 105% of the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

14. Capital Stock (Continued)

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

        During the fourth quarter of fiscal 2005, the Company issued 2,500 shares of Series E Mandatory Convertible preferred stock ("Series E preferred stock") at an offering price of $49 per share. Dividends on the Series E preferred stock were $3.50 per share per year, and were due and payable on a quarterly basis beginning on May 2, 2005. The dividends were payable in either cash or common stock or a combination thereof at our election. The Series E preferred stock automatically converted into common stock on February 1, 2008 at a rate of 14.006 shares as determined by the adjusted applicable market value of the Company's common stock (as defined in the Series E preferred stock agreement at the date of conversion). The series E conversion resulted in the issuance of 35,014 shares of Rite Aid common stock to the holders of the Series E preferred stock.

        The Company also has outstanding Series G and Series H preferred stock. The Series G preferred stock has a liquidation preference of $100 per share and pays quarterly dividends at 7% of liquidation preference. The Series G preferred stock can be redeemed at the Company's election after January 2009. The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at the Company's election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at the election of the Company. Any redemptions are at 105% of the liquidations preference of $100 per share, plus accrued and unpaid dividends. The Series G, and H shares are all convertible into common stock of the Company, at the holder's option, at a conversion rate of $5.50 per share.

15. Stock Option and Stock Award Plans

        As disclosed in Note 1, effective March 5, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" using the modified prospective transition method. Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2008, 2007 and 2006 include $40,439, $22,331, and $20,261 of compensation costs related to the Company's stock-based compensation arrangements.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

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

        In January 2007, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2006 Omnibus Equity Plan. Under the plan, 50,000 shares of Rite Aid common stock are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the 2006 Omnibus Equity Plan became effective upon the closing of the acquisition.

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 104,947 as of March 1, 2008.

        The Company has issued options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein. As of March 1, 2008, 6,163 of these options remain outstanding.

  Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used for options granted in fiscal 2008, 2007 and 2006:

	2008	2007	2006
Expected stock price volatility	52%	56%	59%
Expected dividend yield	0.00%	0.0%	0.0%
Risk-free interest rate	4.96%	4.99%	4.04%
Expected option life	5.5 years	5.5 years	4.0 years

        The weighted average fair value of options granted during fiscal 2008, 2007, and 2006 was $3.20, $2.47, and $1.99, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

        Following is a summary of stock option transactions for the fiscal years ended March 1, 2008, March 3, 2007, and March 4, 2006:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 26, 2005	64,931	4.78
Granted	7,678	4.05
Exercised	(4,206)	2.75
Cancelled	(5,685)	5.93

Outstanding at March 4, 2006	62,718	4.72
Granted	6,793	4.43
Exercised	(5,916)	3.44
Cancelled	(2,999)	9.05

Outstanding at March 3, 2007	60,596	4.60
Granted	10,744	6.01
Exercised	(4,135)	3.09
Cancelled	(2,543)	6.66

Outstanding at March 1, 2008	64,662	4.85	5.08	$2,642

Vested or expected to vest at March 1, 2008	59,655	4.83	4.83	$2,642

Exercisable at March 1, 2008	47,642	4.68	3.82	$2,638

        As of March 1, 2008, there was $33,365 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.76 years.

        Cash received from stock option exercises for fiscal 2008, 2007, and 2006 was $12,764, $20,386, and $11,562 respectively. There was no income tax benefit from stock options for fiscal year 2008. The income tax benefits from stock option exercises totaled $4,202 and $2,976 for fiscal 2007 and 2006, respectively. The total intrinsic value of stock options exercised for fiscal 2008, 2007, and 2006 was $12,705, $12,346, and $5,229, respectively.

Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. Additionally, vesting of 577 shares awarded to certain senior executives is conditional upon the Company meeting specified performance targets. Following is

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

a summary of restricted stock transactions for the fiscal years ended March 1, 2008, March 3, 2007, and March 4, 2006:

	Shares	Weighted Average Grant Date Fair Value
Balance at February 26, 2005	4,471	4.37
Granted	4,546	4.05
Vested	(905)	3.92
Cancelled	(2,377)	4.83

Balance at March 4, 2006	5,735	4.00
Granted	5,139	4.37
Vested	(1,899)	4.02
Cancelled	(973)	4.18

Balance at March 3, 2007	8,002	4.21
Granted	7,542	5.94
Vested	(4,004)	4.12
Cancelled	(1,568)	5.25

Balance at March 1, 2008	9,972	5.39

        Compensation expense related to all restricted stock grants is being recorded over a three year vesting period of these grants. At March 1, 2008, there was $33,348 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.98 years.

        The total fair value of restricted stock vested during fiscal years 2008, 2007, and 2006 was $16,488, $7,632, and $3,548, respectively.

16. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. Per those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expenses recognized for the above plans was $56,318 in fiscal 2008, $34,524 in fiscal 2007 and $32,633 in fiscal 2006.

        The Chairman of the Board, President and Chief Executive Officer and a member of the Board of Directors are entitled to supplemental retirement defined contribution arrangements in accordance with

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

their employment agreements, which vest immediately. The Company makes investments to fund these obligations. Other officers, who are not participating in the defined benefit nonqualified executive retirement plan, are included in a supplemental retirement plan, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense recognized for these plans was $3,180 in fiscal 2008, $7,294 in fiscal 2007, and $4,862 in fiscal 2006.

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for the Rite Aid Pension Plan (The "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made discretionary contributions of $10,100 in fiscal 2008, $10,700 in fiscal 2007, and $8,100 in fiscal 2006.

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

        On March 3, 2007, the last day of the 2007 fiscal year, the Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88. 106 and 132(R)". This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit plans included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2008	2007	2006	2008	2007	2006
Service cost	$3,254	$3,231	$3,142	$49	$83	$77
Interest cost	5,476	5,208	5,075	1,146	1,094	1,163
Expected return on plan assets	(5,054)	(4,193)	(3,788)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	87	87	87
Amortization of unrecognized prior service cost	997	728	831	—	—	—
Amortization of unrecognized net loss (gain)	845	1,681	1,732	(445)	776	238

Net pension expense	$5,518	$6,655	$6,992	$837	$2,040	$1,565

Other changes recognized in other comprehensive loss:
Unrecognized net gain arising during period	$(3,928)			$(874)
Amortization of unrecognized net transition obligation	—			(87)
Amortization of unrecognized prior service costs	(997)			—
Amortization of unrecognized net (loss) gain	(845)			445

Net amount recognized in other comprehensive loss	(5,770)			(516)

Net amount recognized in pension expense and other comprehensive loss	$(252)			$321

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        The table below sets forth a reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of March 1, 2008 and March 3, 2007:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2008	2007	2008	2007
Change in benefit obligations:
Benefit obligation at end of prior year	$98,680	$96,402	$21,153	$21,018
Service cost	3,255	3,231	49	83
Interest cost	5,476	5,207	1,146	1,094
Distributions	(5,456)	(5,906)	(1,797)	(1,651)
Change due to change in assumptions	(9,026)	(3,523)	(938)	(156)
Change due to plan amendment	—	2,618	—	—
Actuarial (gain) loss	(628)	651	65	765

Benefit obligation at end of year	$92,301	$98,680	$19,678	$21,153

Change in plan assets:
Fair value of plan assets at beginning of year	$83,883	$72,647	$—	$—
Employer contributions	10,100	10,700	1,797	1,651
Actual return on plan assets	547	7,791	—	—
Distributions (including expenses paid by the plan)	(6,674)	(7,255)	(1,797)	(1,651)

Fair value of plan assets at end of year	$87,856	$83,883	$—	$—

Funded status	$(4,445)	$(14,797)	$(19,678)	$(21,153)
Unrecognized net actuarial loss	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized net transition obligation	—	—	—	—

Net amount recognized	$(4,445)	$(14,797)	$(19,678)	$(21,153)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—	$—	$—
Accrued pension liability	(4,445)	(14,797)	(19,678)	(21,153)
Pension intangible asset	—	—	—	—
Minimum pension liability included in accumulated other comprehensive loss	—	—	—	—

Net amount recognized	$(4,445)	$(14,797)	$(19,678)	$(21,153)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(12,875)	$(17,648)	$(1,235)	$(1,663)
Prior service cost	(4,418)	(5,415)	—	—
Net transition obligation	—	—	—	(87)

Amount recognized	$(17,293)	$(23,063)	$(1,235)	$(1,750)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2009 are $427 and $997, respectively.

        The accumulated benefit obligation for the defined benefit pension plan was $91,786 and $98,083 as of March 1, 2008 and March 3, 2007, respectively. The accumulated benefit obligation for the nonqualified executive retirement plan was $19,555 and $21,066 as of March 1, 2008 and March 3, 2006, respectively.

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of March 1, 2008, March 3, 2007, and March 4, 2006 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2008	2007	2006	2008	2007	2006
Discount rate	6.50%	5.75%	5.50%	6.50%	5.75%	5.50%
Rate of increase in future compensation levels	5.00	5.00	5.00	3.00	3.00	3.00

        Weighted average assumptions used to determine net cost for the fiscal years ended March 1, 2008, March 3, 2007 and March 4, 2006 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2008	2007	2006	2008	2007	2006
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Rate of increase in future compensation levels	5.00	5.00	5.00	3.00	3.00	3.00
Expected long-term rate of return on plan assets	7.75	7.75	7.75	N/A	N/A	N/A

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75% long-term rate of return on plan assets assumption for fiscal 2008, 2007 and 2006.

        The Company's pension plan asset allocations at March 1, 2008 and March 3, 2007 by asset category were as follows:

	March 1, 2008	March 3, 2007
Equity securities	59%	60%
Fixed income securities	41%	40%

Total	100%	100%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

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

        The Company expects to contribute $4,500 to the Defined Benefit Pension Plan and $2,412 to the nonqualified executive retirement plan during fiscal 2009.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2009	$5,137	$2,412
2010	5,360	2,397
2011	5,644	1,802
2012	5,726	1,794
2013	6,074	1,889
2014-2018	33,860	8,508

Total	$61,801	$18,802

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $13,341 in fiscal 2008, $13,326 in fiscal 2007 and $11,642 in fiscal 2006.

17. Commitments, Contingencies and Guarantees

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

  Guaranteed Lease Obligations

        In connection with certain business dispositions, the Company continues to guarantee lease obligations for 120 former stores. The respective purchasers assume the Company's obligations and are, therefore, primarily liable for these obligations. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for amounts substantially less than the aggregate obligation of $224,286 as of March 1, 2008. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through February 17, 2024.

        In the opinion of management, the ultimate disposition of these guarantees will not have a material effect on the Company's results of operations, financial position or cash flows.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

18. Supplementary Cash Flow Data

	Year Ended
	March 1, 2008	March 3, 2007	March 4, 2006
Cash paid for interest (net of capitalized amounts of $2,069, $1,474 and $934	$353,711	$267,807	$260,224

Cash payments (refunds) from income taxes, net	$2,404	$(2,676)	$(2,829)

Equipment financed under capital leases	$11,667	$9,387	$12,173

Equipment received for noncash consideration	$3,411	$3,471	$1,506

Preferred stock dividends paid in additional shares	$17,153	$16,075	$19,634

Reduction in lease financing obligation	$51,861	$13,629	$3,028

Accrued capital expenditures	$37,344	$54,300	$43,150

19. Related Party Transactions

        There were receivables from related parties of $507 and $428 at March 1, 2008 and March 3, 2007, respectively.

        In connection with the acquisition of Jean Coutu, USA, the Company entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group provides certain information technology, network and support services to the Company. Jean Coutu Group must provide these services to the Company for a minimum period of nine months following the closing date of the Acquisition. The Company has extended the term of the agreement for two additional three month periods and has the option to further extend the term of the agreement for an additional three-month period. The Company recorded an expense of $4,085 for services provided under this agreement for the year ended March 1, 2008.

        During fiscal 2006, proceeds from the issuance of the Company's Series I preferred stock, along with borrowings under the Company's revolving credit facility, were used to redeem all of the Company's Series F preferred stock, which was held by Green Equity Investors, III, L.P., as discussed further in Note 13.

        During fiscal 2008, 2007 and 2006, the Company paid Leonard Green & Partners, L.P., fees of $276, $334 and $458, for financial advisory services, respectively. These amounts include expense reimbursements of $89, $59 and $158 for the fiscal years 2008, 2007 and 2006, respectively. Jonathan D. Sokoloff, director, is an equity owners of Leonard Green & Partners, L.P. The Company has entered into a month-to-month agreement with Leonard Green & Partners, L.P., as amended whereby the Company has agreed to pay Leonard Green & Partners, L.P., a monthly fee of $12.5, paid in arrears, for its consulting services. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners, L.P.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

20. Interim Financial Results (Unaudited)

	Fiscal Year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,430,413	$6,573,699	$6,497,912	$6,824,822	$24,326,846
Cost of goods sold	3,214,834	4,783,888	4,754,057	4,936,493	17,689,272
Selling, general and administrative expenses	1,119,642	1,742,146	1,730,053	1,774,296	6,366,137
Store closing and impairment charges	4,030	16,587	21,836	43,713	86,166
Interest expense	68,725	123,250	130,306	127,315	449,596
Loss on debt modifications and retirements, net	—	12,900	—	—	12,900
(Gain) Loss on sale of assets and investments, net	(4,230)	1,651	(2,105)	958	(3,726)

	4,403,001	6,680,422	6,634,147	6,882,775	24,600,345

Income (loss) before income taxes	27,412	(106,723)	(136,235)	(57,953)	(273,499)
Income tax (benefit) expense	(900)	(38,570)	(52,739)	894,910	802,701

Net income (loss) from continuing operations	28,312	(68,153)	(83,496)	(952,863)	(1,076,200)
(Loss) income from discontinued operations, net of gain on disposal and income tax benefit	(678)	(1,443)	(1,352)	683	(2,790)

Net income (loss)	$27,634	$(69,596)	$(84,848)	$(952,180)	$(1,078,990)

Basic income (loss) per share(1)	$0.04	$(0.10)	$(0.12)	$(1.20)	$(1.54)

Diluted income (loss) per share(1)	$0.04	$(0.10)	$(0.12)	$(1.20)	$(1.54)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

20. Interim Financial Results (Unaudited) (Continued)

	Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,309,644	$4,262,613	$4,293,624	$4,533,502	$17,399,383
Cost of goods sold	3,132,647	3,117,966	3,146,259	3,313,737	12,710,609
Selling, general and administrative expenses	1,077,924	1,074,047	1,071,612	1,114,879	4,338,462
Store closing and impairment charges	12,588	6,446	5,119	25,164	49,317
Interest expense	69,334	68,185	68,184	69,516	275,219
Loss on debt modifications and retirements, net	—	—	—	18,662	18,662
Loss (gain) on sale of assets and investments, net	791	(2,146)	(48)	(9,736)	(11,139)

	4,293,284	4,264,498	4,291,126	4,532,222	17,381,130

Income (loss) before income taxes	16,360	(1,885)	2,498	1,280	18,253
Income tax expense (benefit)	4,969	(2,639)	602	(14,541)	(11,609)

Net income from continuing operations	11,391	754	1,896	15,821	29,862
Loss from discontinued operations, net of gain on disposal and income tax benefit	(436)	(1,084)	(792)	(724)	(3,036)

Net income (loss)	$10,955	(330)	1,104	15,097	26,826

Basic income (loss) per share(1)	$0.01	$(0.02)	$(0.01)	$0.01	$(0.01)

Diluted income (loss) per share(1)	$0.01	$(0.02)	$(0.01)	$0.01	$(0.01)

(1)
Income (loss) per share amounts for each quarter may not necessarily total to the yearly income (loss) per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

        During the fourth quarter of fiscal 2008, the Company recorded an income tax expense of $894,910 related primarily to the establishment of a valuation allowance against deferred tax assets. The Company recorded store closing and impairment charges of $43,713. The Company recorded a credit of $25,259 to record an adjustment to the LIFO reserve, as inflation on pharmacy products was less than estimated in previous quarters. The Company recorded a gain on the sale of assets in Las Vegas of $8,100.

        During the second quarter of fiscal 2008, the Company recorded a charge of $12,900 related to commitment fees for bridge financing of the Acquisition that was never utilized.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(In thousands, except per share amounts)

20. Interim Financial Results (Unaudited) (Continued)

        During the fourth quarter of fiscal 2007, the Company recorded a loss on debt modification of $18,662 related to the early redemption of its 9.5% notes due 2011. The Company recorded $25,164 in store closing and impairment charges. The Company recorded a total gain of $17,589 related to the settlement of its claim for Hurricane Katrina with various insurance carriers.

21. Financial Instruments

        The carrying amounts and fair values of financial instruments at March 1, 2008 and March 3, 2007 are listed as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$2,099,000	$1,896,705	$445,000	$445,000
Fixed rate indebtedness	$3,670,262	$2,902,318	$2,465,627	$2,353,634

        Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments.

        The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

  LIBOR-based borrowings under credit facilities:

        The carrying amounts for LIBOR-based borrowings under the credit facilities, term loans and term notes are estimated based on the quoted market price of the financial instruments.

  Long-term indebtedness:

        The fair values of long-term indebtedness are estimated based on the quoted market prices of the financial instruments. If quoted market prices were not available, the Company estimated the fair value based on the quoted market price of a financial instrument with similar characteristics.

22. Hurricane Katrina

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006

(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Allowances Related to the Purchase of Jean Coutu, USA	Balance at End of Period
Year ended March 1, 2008	$30,246	$34,598	$34,015	10,392	$41,221
Year ended March 3, 2007	$32,336	$26,603	$28,693	—	$30,246
Year ended March 4, 2006	$31,216	$34,702	$33,582	—	$32,336

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ MARY F. SAMMONS Mary F. Sammons Chairman of the Board, President and Chief Executive Officer
Dated: April 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 29, 2008.

Signature	Title
/s/ MARY F. SAMMONS Mary F. Sammons	Chairman of the Board, President and Chief Executive Officer
/s/ MICHEL COUTU Michel Coutu	Non-Executive Co-Chairman of the Board
/s/ KEVIN TWOMEY Kevin Twomey	Chief Financial Officer and Executive Vice President
/s/ DOUGLAS E. DONLEY Douglas E. Donley	Chief Accounting Officer and Senior Vice President
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ ANDRE BELZILE Andre Belzile	Director
/s/ FRANCOIS J. COUTU Francois J. Coutu	Director

/s/ MICHAEL A. FRIEDMAN, MD Michael A. Friedman, MD	Director
/s/ GEORGE G. GOLLEHER George G. Golleher	Director
/s/ ROBERT A. MARIANO Robert A. Mariano	Director
/s/ ROBERT J. MILLER Robert J. Miller	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ PHILIP G. SATRE Philip G. Satre	Director
/s/ JONATHAN D. SOKOLOFF Jonathan D. Sokoloff	Director
/s/ MARCY SYMS Marcy Syms	Director
/s/ DENNIS WOOD Dennis Wood	Director

EXHIBIT INDEX

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Stock Purchase Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2 to Form 8-K, filed on August 24, 2006
2.2
	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	5.5% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.8	Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
3.9	Amendment to Sections 1, 3 and 4 of Article V of Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on December 21, 2007
4.1
	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000

4.3
	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.6 to Form 10-Q, filed on January 9, 2008
4.7	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.8
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008
4.9
	Indenture, dated as of January 11, 2005, among Rite Aid Corporation, the subsidiary guarantors described therein, and BNY Midwest Trust Company, as trustee, related to the Company's 7.5% Senior Secured Notes due 2015	Exhibit 99.2 to Form 8-K, filed on January 13, 2005
4.10
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of January 11, 2005 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 7.5% Senior Secured Notes due 2015	Exhibit 4.10 to Form 10-Q, filed on January 9, 2008
4.11
	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008

4.13	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.14
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.15
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 6, 2007
4.16
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 6, 2007
4.17
	Amendment and Restatement Agreement, dated as of November 8, 2006, relating to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 30, 2005, among Rite Aid Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent and Bank of America, N.A., as syndication agent	Exhibit 10.1 to Form 8-K, filed on November 15, 2006
4.18
	First Amendment and Restatement and Waiver dated as of June 4, 2007, to the Amendment and Restatement Agreement dated as of November 8, 2006, relating to the Credit Agreement dated as of June 27, 2001, as amended and restated as of September 30, 2005 among Rite Aid Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent and Bank of America, N.A., as syndication agent	Exhibit 10.2 to Form 10-Q, filed on July 12, 2007
4.19
	Amendment No. 4 to Receivables Financing Agreement and Consent, dated as of November 9, 2006, by and among Rite Aid Funding II, CAFCO, LLC, Jupiter Securitization Corporation, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, N.A., as investor agent, Wachovia Bank, National Association, as investor agent, Citicorp North America, Inc., as investor agent and program agent, Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators	Exhibit 10.2 to Form 8-K filed on November 15, 2006
4.20
	Amendment No. 7 to Receivables Financing Agreement and Consent, dated as of September 18, 2007, by and among Rite Aid Funding II, CAFCO, LLC, CRC Funding, LLC, Falcon Asset Securitization Company LLC, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, NA., Wachovia Bank, National Association, Citicorp North America, Inc., Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators	Exhibit 10.3 to Form 10-Q, filed on October 10, 2007

4.21	Definitions Annex to the Senior Loan Documents and the Second Priority Debt Documents	Exhibit 4.12 to Form 10-Q, filed on October 3, 2005
4.22
	Second Amendment, dated as of September 30, 2005, to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, among Rite Aid Corporation and its subsidiaries that are a party thereto, the collateral trustees, the collateral processing co-agents and the trustees of various indentures covered by this agreement	Exhibit 4.13 to Form 10-Q, filed on October 3, 2005
4.23
	First Amendment, dated as of September 22, 2004, to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of June 27, 2001, among Rite Aid Corporation, the Subsidiary Guarantors (named therein), Wilmington Trust Company, as collateral trustee; the senior collateral processing co-agents (named therein) and the senior collateral agents (named therein)	Exhibit 10.2 to Form 10-Q filed on September 25, 2004
4.24
	Amended and Restated Collateral Trust and Intercreditor Agreement dated as of May 28, 2003, among Rite Aid Corporation, each Subsidiary of Rite Aid named therein or which becomes a party hereto, Wilmington Trust Company, as collateral trustee for the holders from time to time of the Second Priority Debt Obligations, Citicorp North America, Inc., as senior collateral processing co-agent, JPMorgan Chase Bank, as senior collateral processing co-agent for the Senior Secured Parties under the Senior Loan Documents, U.S. Bank and Trust, as trustee under the 12.5% Note Indenture, BNY Midwest Trust Company, as trustee under the 9.5% Note Indenture and as trustee under the 8.125% Note Indenture, and each other Second Priority Representative which becomes a party thereto	Exhibit 10.2 to Form 8-K, filed on May 30, 2003
4.25
	Senior Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of September 27, 2004, among the Subsidiary Guarantors and Citicorp North America, Inc., as collateral processing agent	Exhibit 10.31 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.26
	Senior Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented by Supplement No. 1 dated as of June 27, 2004, and as amended and restated as of September 22, 2004 by the Subsidiary Guarantors in favor of the Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Exhibit 10.32 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.27
	Senior Indemnity, Subrogation and Contribution Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Filed herewith
4.28
	Credit Agreement, dated as of June 27, 2001, as amended and restated as of June 4, 2007, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent, and Bank of America, N.A., as syndication agent	Exhibit 10.2 on Form 10-Q, filed on July 12, 2007

4.29	Representative Supplement No. 1 to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of January 11, 2005, by BNY Midwest Trust Company, as Trustee	Filed herewith
4.30	Representative Supplement No. 2 to the Amended and Restated Collateral Trust and Indenture Agreement, dated as of February 21, 2007, by the Bank of New York Trust Company, N.A., as Trustee	Filed herewith
4.31
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 10.34 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.32
	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee.	Exhibit 10.35 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.33
	Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Filed herewith
4.34
	Participation Agreement, dated as of June 27, 2001, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Exhibit 10.38 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
4.35
	Amendment No. 1 to the Participation Agreement, dated as of June 27, 2001, dated as of February 22, 2002, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Exhibit 10.29 to Form 10-K, filed on May 2, 2003
4.36
	Amendment No. 2 to the Participation Agreement, dated as of June 27, 2001, dated as of December 23, 2002, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Exhibit 10.30 to Form 10-K, filed on May 2, 2003
4.37
	Amendment No. 3 to the Participation Agreement, dated as of June 27, 2001, dated as of February 6, 2003, among Rite Aid Realty Corp., as lessee, Rite Aid Corporation, as guarantor, Wells Fargo, as trustee and lessor, the persons named therein as note holders and certificate holders and Citicorp USA, Inc., as administrative agent	Exhibit 10.31 to Form 10-K, filed on May 2, 2003

4.38
	The Receivables Financing Agreement, dated as of September 21, 2004, by and among Rite Aid Funding I, as borrower, Rite Aid Hdqtrs. Funding, Inc., as collection agent, Citicorp North America, Inc., as program agent and as an investor agent, Citibank, N.A., as a bank, Wachovia Bank, National Association, as an investor agent and as a bank, JPMorgan Chase Bank, N.A. (as successor to Bank One, NA), as an investor agent and as a bank, CAFCO, LLC, as an investor, Falcon Asset Securitization Company LLC (as successor to Jupiter Securitization Corporation), as an investor, Variable Funding Capital Company LLC (as successor to Blue Ridge Asset Funding Corporation), as an investor, and Rite Aid Corporation and the companies named therein, as originators	Exhibit 10.3 to Form 10-Q, filed on September 28, 2004
4.39
	The Originator Purchase Agreement, dated as of September 21, 2004, by and among Rite Aid Hdqtrs. Funding, Inc., as purchaser and as collection agent, Rite Aid Corporation, as parent, and the companies named therein, as sellers	Exhibit 10.4 to Form 10-Q, filed on September 28, 2004
4.40	The Secondary Purchase Agreement, dated as of September 21, 2004, between Rite Aid Hdqtrs. Funding, Inc., as seller and as collection agent, and Rite Aid Funding I, as purchaser	Exhibit 10.5 to From 10-Q, filed on September 28, 2004
4.41	The Tertiary Purchase Agreement, dated as of September 21, 2004, among Rite Aid Funding I, as seller, Rite Aid Funding II, as purchaser, and Rite Aid Hdqtrs. Funding, Inc., as collection agent	Exhibit 10.6 to From 10-Q, filed on September 28, 2004
4.42
	The Intercreditor Agreement, dated as of September 22, 2004, by and among Rite Aid Hdqtrs. Funding, Inc., Rite Aid Funding I, Rite Aid Funding II, Citicorp North America, Inc., as program agent and senior collateral agent, JPMorgan Chase Bank and Rite Aid Corporation and the companies named therein	Exhibit 10.7 to From 10-Q, filed on September 28, 2004
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.6	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.7	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2005*	Exhibit 10.8 to Form 10-K, filed on April 28, 2005
10.8	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2008*	Filed herewith

10.9	Side Agreement to Employment Agreement between Rite Aid Corporation and Robert G. Miller, dated as of November 28, 2006*	Filed herewith
10.10	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.11	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.12	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-Q, filed on May 21, 2001
10.13	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, filed on October 7, 2003
10.14	Side Agreement to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of October 11, 2006*	Filed herewith
10.15	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.16	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.17	Employment Agreement by and between Rite Aid Corporation and Mark de Bruin, dated as of February 5, 2003*	Exhibit 10.2 to Form 10-Q, filed on December 22, 2005
10.18	Employment Agreement by and between Rite Aid Corporation and James Mastrian, dated as of September 27, 1999*	Exhibit 10.20 to Form 10-K, filed on May 21, 2001
10.19	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.20	Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of February 28, 2001*	Exhibit 10.49 to Form 10-K, filed on May 21, 2001
10.21	Employment Agreement by and between Rite Aid Corporation and Kevin Twomey, dated as of September 30, 2003*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2003
10.22	Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of June 26, 2007*	Exhibit 10.1 to Form 10-Q, filed on July 12, 2007
10.23	Employment Agreement by and between Rite Aid Corporation and Robert Easley, dated as of August 20, 2007*	Exhibit 10.26 to Registration Statement on Form S-4, File No. 333-146383, filed on September 28, 2007
10.24	Employment Agreement by and between Rite Aid Corporation and Pierre Legault, dated as of February 2, 2007*	Exhibit 10.20 to Form 10-K, filed on April 30, 2007
10.25	Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 22, 2003**	Filed herewith
10.26	First Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 8, 2007**	Filed herewith

10.27	Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of January 1, 2003	Filed herewith
10.28	Fourth Amendment to Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of February 12, 2007	Filed herewith
11	Statement regarding computation of earnings per share	Filed herewith (see note 3 to the consolidated financial statements)
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14 (a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14 (a)/15d-14 (a) under Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

**
Confidential portions of this Exhibit were redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved SEC Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.
STOCK PERFORMANCE GRAPH
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risks
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
RITE AID CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
RITE AID CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
RITE AID CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006 (In thousands)
RITE AID CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
RITE AID CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006 (In thousands, except per share amounts)
RITE AID CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the Years Ended March 1, 2008, March 3, 2007 and March 4, 2006 (dollars in thousands)
SIGNATURES
EXHIBIT INDEX