Form 10-Q
period 2008-05-31
RITE AID CORP
filed 2008-07-10
CIK 84129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008
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

        Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The registrant had 843,614,282 shares of its $1.00 par value common stock outstanding as of July 7, 2008.

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

  •
  our ability to successfully complete and realize the benefits of the acquisition of Brooks Eckerd including positive same store sales growth for Brooks Eckerd and cost savings;

  •
  our ability to manage our expenses, including integration expenses;

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008 ("the Fiscal 2008 10-K"), which we filed with the SEC on April 29, 2008. This document is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	May 31, 2008	March 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$152,189	$155,762
Accounts receivable, net	645,592	665,971
Inventories, net of LIFO reserve of $577,823 and $562,729	3,942,922	3,936,827
Prepaid expenses and other current assets	157,584	163,334

Total current assets	4,898,287	4,921,894
Property, plant and equipment, net	2,809,987	2,873,009
Goodwill	1,810,223	1,783,372
Other intangibles, net	1,168,774	1,187,327
Deferred tax assets	355,533	384,163
Other assets	359,878	338,258

Total assets	$11,402,682	$11,488,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$36,962	$185,609
Accounts payable	1,315,825	1,425,768
Accrued salaries, wages and other current liabilities	1,083,708	1,110,288
Deferred tax liabilities	47,744	76,374

Total current liabilities	2,484,239	2,798,039
Long-term debt, less current maturities	5,952,423	5,610,489
Lease financing obligations, less current maturities	191,279	189,426
Other noncurrent liabilities	1,211,890	1,178,884

Total liabilities	9,839,831	9,776,838
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,417 and 1,393	141,690	139,253
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,372 and 1,352	137,230	135,202
Preferred stock—series I, par value $1 per share, liquidation value $25 per share; 5,200 shares authorized; shares issued and outstanding 2,416 and 4,820	58,358	116,415
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 845,088 and 830,209	845,088	830,209
Additional paid-in capital	4,094,170	4,047,499
Accumulated deficit	(3,693,929)	(3,537,276)
Accumulated other comprehensive loss	(19,756)	(20,117)

Total stockholders' equity	1,562,851	1,711,185

Total liabilities and stockholders' equity	$11,402,682	$11,488,023

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007
Revenues	$6,612,856	$4,430,413
Costs and expenses:
Cost of goods sold	4,804,610	3,214,834
Selling, general and administrative expenses	1,792,974	1,119,642
Store closing and impairment charges	36,262	4,030
Interest expense	118,240	68,725
Loss on debt modifications and retirements, net	3,708	—
Loss (gain) on sale of assets, net	5,340	(4,230)

	6,761,134	4,403,001

(Loss) income from continuing operations before income taxes	(148,278)	27,412
Income tax expense (benefit)	4,993	(900)

Net (loss) income from continuing operations	$(153,271)	$28,312
Loss from discontinued operations	(3,369)	(678)

Net (loss) income	$(156,640)	$27,634

Computation of (loss) income attributable to common stockholders:
Net (loss) income	$(156,640)	$27,634
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(6,122)	(8,030)
Preferred stock beneficial conversion	—	(76)

(Loss) income attributable to common stockholders—basic and diluted	$(162,787)	$19,503

Basic and diluted (loss) income per share	$(0.20)	$0.04

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007
Operating activities:
Net (loss) income	$(156,640)	$27,634
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	145,041	67,919
Store closing and impairment charges	36,262	4,030
LIFO charges	15,094	9,291
Loss (gain) on sale of assets, net	5,388	(4,230)
Stock-based compensation expense	8,679	6,614
Loss on debt modifications and retirements	3,708	—
Changes in deferred taxes	—	1,161
Proceeds from insured loss	—	7,258
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	70,000	30,000
Accounts receivable	(48,842)	(43,010)
Inventories	(51,103)	9,109
Accounts payable	(116,929)	51,180
Other assets and liabilities, net	(15,986)	19,328

Net cash (used in) provided by operating activities	(105,328)	186,284

Investing activities:
Payments for property, plant and equipment	(149,876)	(117,500)
Intangible assets acquired	(36,122)	(13,801)
Expenditures for business acquisition	(112)	(1,237,512)
Proceeds from sale-leaseback transactions	87,620	—
Proceeds from dispositions of assets and investments	4,676	4,711
Proceeds from insured loss	—	5,542

Net cash used in investing activities	(93,814)	(1,358,560)

Financing activities:
Proceeds from issuance of long-term debt	158,000	1,201,005
Net proceeds from (payments to) revolver	186,000	(39,000)
Principal payments on long-term debt	(154,965)	(3,191)
Proceeds from financing secured by owned property	11,132	—
Change in zero balance cash accounts	5,542	12,946
Excess tax deduction on stock options	—	2,871
Net proceeds from issuance of common stock	1,117	9,095
Payments for preferred stock dividends	(1,657)	(3,845)
Financing costs paid	(9,600)	(2,063)

Net cash provided by financing activities	195,569	1,177,818

(Decrease) increase in cash and cash equivalents	(3,573)	5,542
Cash and cash equivalents, beginning of period	155,762	106,148

Cash and cash equivalents, end of period	$152,189	$111,690

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $377 and $314, respectively)	$99,312	$36,364

Cash payments of income taxes, net of refunds	$1,198	$516

Equipment financed under capital leases	$1,231	$1,398

Equipment received for noncash consideration	$2,001	$290

Reduction in lease financing obligation	$6,728	$6,284

Preferred stock dividends paid in additional shares	$4,465	$4,185

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 31, 2008 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2008 10-K.

2.    Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, a FASB Staff Position (FSP) was proposed, and subsequently approved, to delay the effective dates of SFAS No. 157 as it relates to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. The Company has adopted SFAS No. 157 as of March 2, 2008 as it relates to financial assets and liabilities and there was no impact on the financial statements. The Company is currently evaluating the impact of SFAS No. 157 on nonfinancial assets and liabilities.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

3.    Acquisition (Continued)

closing price of Rite Aid common stock beginning two days prior to the announcement of the Acquisition on August 24, 2006 and ending two days after the announcement.

        At May 31, 2008, the Jean Coutu Group owned approximately 28.1% of total Rite Aid voting power. The Company expanded its Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, the Company entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain Coutu family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. The Company and Jean Coutu Group also entered into a Registration Rights Agreement giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        The Company's consolidated financial statements for the thirteen week period ended May 31, 2008 include Brooks Eckerd results of operations. The Company's financial statements reflect the final purchase accounting adjustments in accordance with SFAS No. 141 "Business Combinations", whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

3.    Acquisition (Continued)

        The following table reflects the final allocation of the purchase price:

Purchase price
Cash consideration	$2,307,747
Stock consideration	1,090,000
Capitalized acquisition costs	43,376

Total	$3,441,123

Purchase price allocation
Cash and cash equivalents	$25,838
Accounts receivable	427,234
Inventories	1,296,984
Other current assets	48,756

Total current assets	1,798,812
Property and equipment	897,640
Intangible assets(1)	1,131,550
Goodwill	1,154,186
Other assets	122,740

Total assets acquired	5,104,928

Accounts payable	579,302
Deferred tax liability	21,301
Other current liabilities(2)	401,522

Total current liabilities	1,002,125
Deferred tax liability—non-current	278,990
Other long term liabilities(3)	382,690

Total liabilities assumed	1,663,805

Net assets acquired	$3,441,123

    (1)
    Included in intangible assets are prescription file intangibles of $693,500 and intangible assets for operating leases with favorable market terms of $438,050.

    (2)
    Included in other current liabilities is an accrual for severance payments to associates of Brooks Eckerd who were involuntarily terminated of $11,137.

    (3)
    Included in other long-term liabilities is an accrual of $29,504 to reserve for the remaining lease liability of Brooks Eckerd stores for which the Company entered into a formal plan to close. Also included in other long-term liabilities is an intangible liability of $143,100 for operating leases with unfavorable market terms.

        In connection with the Acquisition, the Company entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group provides certain

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

3.    Acquisition (Continued)

information technology, network and support services to the Company. This agreement will expire in September 2008. During the thirteen week period ended May 31, 2008, the Company recorded expense of $549 for services provided under this agreement.

        The following unaudited pro forma consolidated financial data gives effect to the Acquisition as if it had occurred as of the beginning of the periods presented.

Thirteen Week Period Ended
June 2, 2007
Pro forma
Net revenues	$6,823,181
Net loss	(1,329)
Basic and diluted loss per share	$(0.01)

        The pro forma combined information assumes the acquisition of Brooks Eckerd occurred at the beginning of the period presented. These results have been prepared by combining the historical results of the Company and historical results of Brooks Eckerd. The pro forma financial data for the period presented include adjustments to reflect the incremental interest expense that results from the incurrence of the additional debt to finance the acquisition and additional depreciation and amortization expense resulting from the purchase price allocation described above. Pro forma results for periods prior to the acquisition do not include any incremental cost savings that may result from the integration. Additionally, pro forma results for periods prior to the acquisition have not been adjusted to reflect the divestiture of stores required by the FTC.

        The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the period presented and is not intended to be a projection of future results or trends.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

4.    (Loss) Income Per Share (Continued)

	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007
Numerator for (loss) income per share:
Net (loss) income	$(156,640)	$27,634
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(6,122)	(8,030)
Preferred stock beneficial conversion	—	(76)

(Loss) income attributable to common stockholders, basic and diluted	$(162,787)	$19,503

Denominator:
Basic and diluted weighted average shares	823,086	531,039
Outstanding options	—	19,299

Diluted weighted average shares	823,086	550,338
Basic and diluted (loss) income per share:	$(0.20)	$0.04

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of May 31, 2008 and June 2, 2007:

	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007
Stock options	61,435	9,500
Convertible preferred stock	64,378	95,355
Convertible debt	61,045	—

	186,858	104,855

        Also excluded from the computation of diluted loss per share as of May 31, 2008 and June 2, 2007 are restricted shares of 8,977 and 6,838 which are included in shares outstanding.

5.    Store Closing and Impairment Charges

        Store closing and impairment charges consist of:

	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007
Impairment charges	$2,594	$1,744
Store and equipment lease exit charges	33,668	2,286

	$36,262	$4,030

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

5.    Store Closing and Impairment Charges (Continued)

Impairment charges

        Impairment charges include non-cash charges of $2,594 and $1,744 for the thirteen week periods ended May 31, 2008 and June 2, 2007, for the impairment of long-lived assets at 30 and 15 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

Store and equipment lease exit charges

        During the thirteen week periods ended May 31, 2008 and June 2, 2007, the Company recorded charges for 49 and 11 stores closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

        The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion.

	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007
Balance—beginning of period	$329,682	$195,205
Provision for present value of noncancellable lease payments of closed stores	35,546	6,006
Changes in assumptions about future sublease income, terminations and changes in interest rates	(5,270)	(5,596)
Interest accretion	4,220	2,180
Cash payments, net of sublease income	(19,809)	(8,682)

Balance—end of period	$344,369	$189,113

        The Company's revenues and income before income taxes for the thirteen week periods ended May 31, 2008 and June 2, 2007 include results from stores that have been closed or are planned to be

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

5.    Store Closing and Impairment Charges (Continued)

closed as of May 31, 2008. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007
Revenues	$76,666	$86,785
(Loss) income from operations	(10,564)	1,960

        Included in these stores' loss or income from operations for the thirteen week periods ended May 31, 2008 and June 2, 2007, are depreciation and amortization charges of $1,280 and $689 and closed store inventory liquidation charges of $1,528 and $0, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues. The amounts indicated above do not include the results of operations for stores closed related to discontinued operations.

6.    Income Taxes

        The Company recorded an income tax expense from continuing operations of $4,993 and an income tax benefit from continuing operations of $900 for the thirteen week periods ended May 31, 2008 and June 2, 2007, respectively. The income tax expense for the thirteen week period ended May 31, 2008 is primarily attributable to the accrual of state and local taxes. The provision for income taxes for the thirteen week period ended June 2, 2007 was net of a benefit of $5,429 for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $2,351 for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $2,100 and related interest of $1,700 due to expiration of certain state statutes.

        Effective March 4, 2007, the Company adopted the provisions of FIN 48. As of May 31, 2008, and March 1, 2008 unrecognized tax benefits totaled $265,939 and $233,014, respectively. The Company recognizes interest and penalties related to tax contingencies as income tax expense. As of May 31, 2008 and March 1, 2008, the total amount of accrued income tax-related interest and penalties was $39,096 and $33,608, respectively.

        As of May 31, 2008 the total amount of unrecognized tax benefits that would be recorded as an adjustment to goodwill and not impact the effective tax rate in a future period was $237,017, which includes related interest and penalties. The remaining unrecognized tax benefits would impact the effective tax rate in a future period. Upon the adoption of SFAS 141(Revised) which applies to fiscal year 2010, changes in income tax uncertainties recorded in a business combination will also affect income tax expense and will no longer impact goodwill. Additionally, any impact on the effective rate

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

6.    Income Taxes (Continued)

may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of May 31, 2008 the Company had a corresponding recoverable indemnification asset from Jean Coutu Group, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2002. However, any net operating losses that were generated in these closed years may be subject to adjustment by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax return for Brooks Eckerd for fiscal years 2004 and 2005. Additionally, the IRS is examining the consolidated U.S. income tax return for Rite Aid Corporation and subsidiaries for fiscal years 2006 and 2007. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from 1996.

        The valuation allowances as of May 31, 2008 and March 1, 2008 apply to the net deferred tax assets of the Company. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. Accordingly, the valuation allowance on federal and state net deferred tax assets was increased during the fourth quarter of 2008. The Company had a valuation allowance against net deferred tax assets of $1,103,973 at March 1, 2008.

7.    Discontinued Operations

        During the fourth quarter of fiscal 2008, the Company entered into agreements to sell the prescription files of 28 of its stores in the Las Vegas Nevada area. The Company owned four of these stores and the remaining stores were leased. The Company has assigned the lease rights of 17 of these stores to other entities and closed the remaining leased stores. The Company has sold one of the owned stores and plans to sell the remaining three owned stores. The sale and transfer of the prescription files has been completed and the inventory at the stores has been liquidated.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

7.    Discontinued Operations (Continued)

        The Company has presented the operating results of Las Vegas as a discontinued operation in the statement of operations for the thirteen week periods ended May 31, 2008 and June 2, 2007. The following amounts have been segregated from continuing operations and included in discontinued operations:

	May 31, 2008	June 2, 2007
Revenues	$267	$27,397
Costs and expenses:
Cost of goods sold	1,652	20,295
Selling, general and administrative expenses	1,936	8,145
Loss on sale of assets	48	—

Total costs and expenses	3,636	28,440

Loss from discontinued operations before income taxes	(3,369)	(1,043)
Income tax benefit	—	(365)

Net loss from discontinued operations	$(3,369)	$(678)

        The assets and liabilities of the divested stores as of May 31, 2008 and March 1, 2008 are not significant and have not been segregated in the consolidated balance sheets.

8.    Accounts Receivable

        The Company maintains securitization agreements with several multi-seller asset-backed commercial paper vehicles ("CPVs"). Under the terms of the securitization agreements, the Company sells substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity ("SPE") and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company's affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs.

        Under the terms of the securitization agreements, the total amount of interest in receivables that can be transferred to the CPVs is $650,000. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur on a weekly basis. At May 31, 2008 and March 1, 2008, the total outstanding receivables that have been

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

8.    Accounts Receivable (Continued)

transferred to CPVs were $505,000 and $435,000, respectively. The following table details receivable transfer activity for the thirteen week periods ended May 31, 2008 and June 2, 2007:

	May 31, 2008	June 2, 2007
Average amount of outstanding receivables transferred	$421,538	$359,505
Total receivable transfers	$1,624,000	$1,289,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$1,554,000	$1,259,000

        At May 31, 2008 and March 1, 2008, the Company retained an interest in the eligible third party pharmaceutical receivables not transferred to the CPVs of $479,338 and $493,833, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet.

        The program fee under the securitization agreement is the CPVs' commercial paper rate plus 1.00%. The liquidity fee is 0.25%. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended May 31, 2008 and June 2, 2007 were $4,663 and $5,871 respectively.

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

        Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company's corporate concentration account. At May 31, 2008 and March 1, 2008, the Company had $2,505 and $3,277 of cash, respectively, that is restricted for the payment of trustee fees.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

9.    Sale Leaseback Transactions

        During the thirteen week period ended May 31, 2008, the Company sold a total of 35 owned stores to independent third parties. Net proceeds from these sales were $98,752. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for 31 of these leases as operating leases and four are being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Gains on these transactions of $2,349 have been deferred and are being recorded over the related minimum lease terms. Losses of $36 which relate to certain stores in these transactions, were recorded as losses on the sale of assets. There were no sale leaseback transactions for the thirteen week period ended June 2, 2007.

10.    Goodwill and Other Intangibles

        The Company accounts for goodwill and other intangibles under the guidance set forth in SFAS No.142, which specifies that goodwill and indefinite-lived intangibles should not be amortized. The Company evaluates goodwill for impairment on an annual basis at the end of its fiscal year or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. The Company's intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of May 31, 2008 and March 1, 2008.

	May 31, 2008			March 1, 2008
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$742,721	$(254,076)	12 years	$738,855	$(240,079)	12 years
Prescription files	1,181,741	(501,612)	8 years	1,152,620	(464,069)	9 years

Total	$1,924,462	$(755,688)		$1,891,475	$(704,148)

        Also included in other non-current liabilities as of May 31, 2008 and March 1, 2008 are unfavorable lease intangibles with a net carrying amount of $143,773 and $147,035 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $51,881 for the thirteen week period ended May 31, 2008. Amortization expense for these intangible assets and liabilities was $10,274 for the thirteen week period ended June 2, 2007. The anticipated annual amortization expense for these intangible assets and liabilities is 2009—$188,774; 2010—$171,893; 2011—$159,165; 2012—$125,198 and 2013—$101,117.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

11.    Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at May 31, 2008 and March 1, 2008:

	May 31, 2008	March 1 2008
Secured Debt:
Senior secured revolving credit facility due September 2010	$1,035,000	$849,000
Senior secured credit facility term loan due September 2010	145,000	145,000
Senior secured credit facility term loan due June 2014	1,105,000	1,105,000
8.125% senior secured notes due May 2010 ($360,000 face value less unamortized discount of $1,334 and $1,500)	358,666	358,500
7.5% senior secured notes due January 2015	200,000	200,000
7.5% senior secured notes due March 2017	500,000	500,000
Other secured	2,699	2,740

	3,346,365	3,160,240
Guaranteed Unsecured Debt:
9.25% senior notes due June 2013 ($150,000 face value less unamortized discount of $1,201 and $1,261)	148,799	148,739
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $5,282 and $5,458)	404,718	404,542
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $11,708 and $12,033)	798,292	797,967

	1,851,809	1,851,248
Unsecured Debt:
6.125% fixed-rate senior notes due December 2008	—	150,000
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	158,000	—
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	765,773	757,773
Lease financing obligations	216,717	216,263

Total debt	6,180,664	5,985,524
Current maturities of long-term debt and lease financing obligations	(36,962)	(185,609)

Long-term debt and lease financing obligations, less current maturities	$6,143,702	$5,799,915

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

11.    Indebtedness and Credit Agreements (Continued)

Refinancing Transactions

        On June 4, 2008, the Company commenced a tender offer and consent solicitation under which the Company offered to repurchase all outstanding amounts of its 8.125% senior secured notes due May 2010, its 7.5% senior secured notes due January 2015 and its 9.25% senior notes due June 2013. On July 8, 2008, the tender offer expired and on July 9, the Company repaid $348,883 of the outstanding balance of its 8.125% notes due May 2010, $199,584 of its 7.5% notes due January 2015 and $143,985 of the outstanding balance of its 9.25% notes due June 2013. In addition, on July 9, 2008, the Company sent a notice of redemption for the remaining outstanding 7.5% notes due 2015 and deposited funds with the trustee for such notes sufficient to discharge the indenture governing such notes. As a result of this tender and consent solicitation, the indentures governing these notes were amended to eliminate substantially all restrictions against the Company to enter into certain transactions, including to incur additional debt and liens against assets. In addition, the guarantees on each series were eliminated and the 8.125% notes and the 7.5% notes (until redeemed) are no longer secured. The transaction was done because these notes had restrictions on secured debt that prohibited the Company from fully drawing on its revolving credit facility under certain circumstances. The Company expects to incur a loss on debt modification related to this transaction of approximately $35,000, which it will record in the 13 week period ended August 30, 2008.

        This transaction was financed via the issuance, effective July 9, 2008, of a new senior secured term loan (Tranche 3 Term Loans) of $350,000 under the Company's existing senior secured credit facility and the issuance of a $470,000 10.375% senior secured notes due July, 2016. The Tranche 3 Term Loans were issued at a discount of 90% of par. The Tranche 3 Term Loans will mature on June 4, 2014 and will bear interest at LIBOR plus 3.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. The Company must make mandatory prepayments of the Tranche 3 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company's borrowing base under the Company's revolving credit facility, prepayment of the Tranche 3 Term Loans may also be required.

        The Company's $470,000 10.375% senior secured notes due July 2016 are unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under its senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens with holders of our 7.5% senior secured notes due 2017. The indenture that governs the 10.375% senior secured notes due 2016 contains covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The senior 10.375% secured notes due July 2016 were issued at a discount of 90.588% of par.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

11.    Indebtedness and Credit Agreements (Continued)

        The Company issued $158,000 of 8.5% convertible notes due May 2015 in May 2008. These notes are unsecured and are effectively subordinate to the secured debt of the Company. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $2.59 per share, subject to adjustments to prevent dilution, at any time. Proceeds from the issuance of these notes were used to fund the redemption of the Company's 6.125% notes due December 2008, by deposit with the trustee for such notes. The Company recorded a loss on debt modification of $3,708 related to the early redemption of the 6.125% notes due 2008, which included payment of a make whole premium to the noteholders and unamortized debt issue costs on the notes.

        The table of outstanding debt presented above does not reflect the impact of the issuance of the Tranche 3 Term Loans, the issuance of our senior secured notes due July 2016 or the use of these proceeds to fund the tender of our 8.125% notes due May 2010, our 7.5% notes due January 2015 or our 9.25% notes due June 2013, as these transactions occurred subsequent to May 31, 2008. However, our disclosure of subsequent maturities of long term debt contained in this note reflects the impact of these transactions.

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

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At May 31, 2008, the Company had $1,035,000 of borrowings outstanding under the revolving credit facility. At May 31, 2008, the Company also had letters of credit outstanding against the revolving credit facility of $185,280 which gave the Company additional borrowing capacity of $529,720.

        In November 2006, the Company entered into an amendment of its senior secured credit facility and borrowed $145,000 under a senior secured term loan. Proceeds from the borrowings under this senior secured term loan (the "Tranche 1 Term Loans") were used to pay amounts outstanding under the revolving credit facility.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

11.    Indebtedness and Credit Agreements (Continued)

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

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility are secured by a first priority lien on, among other things the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The 7.5% senior secured notes due 2017 and, as of July 9, 2008, the Company's new 10.375% senior secured notes due 2016 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

11.    Indebtedness and Credit Agreements (Continued)

secured credit facility and are secured on a second priority basis by the same collateral as the senior secured credit facility. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are also guaranteed by substantially all of the same subsidiaries.

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

Other

        After giving effect to the refinancing transactions described above, the aggregate annual principal payments of long-term debt for the remainder of fiscal 2009 and thereafter are as follows: 2009—$9,605; 2010—$14,722; 2011—$1,214,269; 2012—$14,765; 2013—$14,764 and $4,754,667 in 2014 and thereafter.

12.    Redeemable Preferred Stock

        The Company entered into agreements with several of the holders of the Series I preferred stock for the holders to convert 2,404 shares of the Series I preferred stock into 14,647 shares of the Company's common stock. This conversion occurred in May 2008, which was earlier than the mandatory conversion of November 2008.

13.    Retirement Plans

        Net periodic pension expense recorded in the thirteen week periods ended May 31, 2008 and June 2, 2007, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Service cost	$771	$858	$15	$12
Interest cost	1,454	1,376	325	291
Expected return on plan assets	(1,345)	(1,272)	—	—
Amortization of unrecognized net transition obligation	—	—	—	23
Amortization of unrecognized prior service cost	249	249	—	—
Amortization of unrecognized net loss	108	235	7	24

Net pension expense	$1,237	$1,446	$347	$350

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007

(Dollars and share information in thousands, except per share amounts)
(unaudited)

13.    Retirement Plans (Continued)

        During the thirteen week period ended May 31, 2008 the Company contributed $446 to the Nonqualified Executive Retirement Plans. During the remainder of fiscal 2009, the Company expects to contribute $1,340 to the Nonqualified Executive Retirement Plans and $4,500 to the Defined Benefit Pension Plan.

14.    Commitments and Contingencies

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended May 31, 2008 was $156.6 million compared to net income of $27.6 million for the thirteen week period ended June 2, 2007. Although there was an increase in revenue related to the Brooks Eckerd acquisition, this item was more than offset primarily by a decrease in gross margin rate, an increase in selling, general and administrative expenses ("SG&A") as a percent of revenues, an increase in store closing and impairment charges, and an increase in interest expense. These items are described in further detail in the following sections.

Acquisition of Jean Coutu USA

        On June 4, 2007, we acquired all of the membership interests of JCG (PJC) USA, LLC ("Jean Coutu USA") from Jean Coutu Group (PJC) Inc. ("Jean Coutu Group"), pursuant to the terms of the Stock Purchase Agreement (the "Agreement") dated August 23, 2006. As consideration for the acquisition of Jean Coutu USA (the "Acquisition"), we paid $2.31 billion in cash and issued 250 million shares of Rite Aid common stock. We financed the cash payment via the establishment of a new term loan facility, issuance of notes and borrowings under our existing revolving credit facility.

        As of May 31, 2008 the Jean Coutu Group owns 251.9 million shares of Rite Aid common stock, which represents approximately 28.1% of the total Rite Aid voting power. We expanded our Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, we entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain Coutu family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We have also entered into a Registrations Rights Agreement with Jean Coutu Group giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of our common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        The Brooks Eckerd stores and distribution centers are being integrated in phases. We have completed integrating the six distribution centers and completed system conversions on all acquired stores at the end of May 2008. We are currently in the minor remodel phase of the Brooks Eckerd stores, which we expect to complete by October 2008.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007
	(dollars in thousands)
Revenues	$6,612,856	$4,430,413
Revenue growth	49.3%	2.8%
Same store sales growth	1.5%	2.3%
Pharmacy sales growth	55.7%	3.0%
Same store pharmacy sales growth	1.4%	2.7%
Pharmacy sales as a % of total sales	67.6%	64.4%
Third party sales as a % of total pharmacy sales	96.2%	95.7%
Front-end sales growth	35.3%	2.5%
Same store front-end sales growth	1.7%	1.6%
Front-end sales as a % of total sales	32.4%	35.6%
Store data:
Total stores beginning of period	5,059	3,333
New stores	5	6
Store acquisitions, net	8	7
Closed stores	(68)	(14)
Total stores end of period	5,004	3,332
Relocated stores	6	7
Remodeled stores	39	15

  Revenues

        Revenue growth was 49.3% for the thirteen week period ended May 31, 2008. This revenue growth was driven primarily by the acquisition of Brooks Eckerd. Same store sales trends, which do not include the Brooks Eckerd stores, are described in the following paragraphs.

        Pharmacy same store sales increased by 1.4% in the thirteen week period ended May 31, 2008, primarily driven by an increase in price per prescription and by same store prescription growth of 0.2%. Our script growth was positively impacted by initiatives such as our focus on customer satisfaction, prescription file buys, our senior citizen loyalty program and the new and relocated store program. Partially offsetting these items was an increase in generic sales, slower growth in the Medicare Part D program, a growing number of 90 day prescriptions, switches of prescriptions to over-the-counter products and the economic environment.

        Front-end same store sales increased by 1.7% in the thirteen week period ended May 31, 2008. The increase was primarily due to a higher percentage of promotional sales and strong performance in our consumable and over-the-counter categories. These items were offset somewhat by weakness in the overall economic environment and decreases in photo sales, which were due to the continuing trend of consumers printing fewer images and the conversion of our photo technology to FUJI digital equipment.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed. Brooks Eckerd store sales are not included in same store sales, since we have not owned the Brooks Eckerd stores for one year. The Brooks Eckerd stores will be included in same store sales beginning in the thirteen week period ending August 30, 2008.

        Front-end same store sales trends for the Brooks Eckerd stores were negative 13.7% for the third quarter of fiscal 2008, negative 10.0% for the fourth quarter of fiscal 2008 and negative 8.8% for the first quarter of fiscal 2009. Pharmacy same store sales trends for Brooks Eckerd were negative 4.7% in the third quarter of fiscal 2008, negative 6.0% in the fourth quarter of fiscal 2008 and negative 6.7% in the first quarter of fiscal 2009. These negative results were primarily due to changes in front-end promotion offers, removal of non-go-forward inventory, retro-fitting of planograms, prescription drug switches to over-the-counter medications, photo department conversions, the pharmacy systems integration, and the minor remodels. These sales trends are improving, after considering these negative factors, and we expect them to continue to improve as we complete integration activities and anniversary prior year activities. Positive same store sales in the Brooks Eckerd stores are expected beginning our third quarter of fiscal 2009.

  Costs and Expenses

	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007
	(dollars in thousands)
Cost of goods sold	$4,804,610	$3,214,834
Gross profit	1,808,246	1,215,579
Gross margin rate	27.3%	27.4%
Selling, general and administrative expenses	1,792,974	1,119,642
Selling, general and administrative expenses as a percentage of revenues	27.1%	25.3%
Store closing and impairment charges	36,262	4,030
Interest expense	118,240	68,725

  Cost of Goods Sold

        Gross margin rate was 27.3% for the thirteen week period ended May 31, 2008 compared to 27.4% for the thirteen week period ended June 2, 2007. The decrease in gross margin rate is due to a decrease in front-end gross margin rate, caused by higher levels of promotional sales than in prior year and higher product handling and distribution costs. The increases in product handling and distribution costs are due to increased labor costs due to expanded product assortment and disruptions from minor store remodels and higher fuel costs. These items were mostly offset by an improvement in pharmacy gross margin rate, due to an increase in the mix of generic sales and improved generic purchasing costs that resulted from the Brooks Eckerd acquisition.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $15.1 million for the thirteen week period ended May 31, 2008 versus LIFO charges of $9.3 million for the thirteen week period ended June 2, 2007.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 27.1% in the thirteen week period ended May 31, 2008 compared to 25.3% in the thirteen week period ended June 2, 2007. The increase in SG&A as a percentage of revenues is due to an increase in expenses related to the integration of the Brooks Eckerd stores and distribution centers, an increase in depreciation and amortization expense related primarily to increased intangible assets resulting from the allocation of the purchase price of Brooks Eckerd, an increase in rent and occupancy expense from new and relocated stores and the sale and leaseback of owned stores and inflation in salaries and benefit costs.

  Store Closing and Impairment Charges

        Store closing and impairment charges consist of:

	Thirteen Week Period Ended
	May 31, 2008	June 2, 2007
	(dollars in thousands)
Impairment charges	$2,594	$1,744
Store and equipment lease exit charges	33,668	2,286

	$36,262	$4,030

        Impairment Charges:    Impairment charges include non-cash charges of $2.6 million and $1.7 million in the thirteen week periods ended May 31, 2008 and June 2, 2007, respectively, for the impairment of long- lived assets at 30 and 15 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

        Store and Equipment Lease Exit Charges:    During the thirteen week periods ended May 31, 2008 and June 2, 2007, we recorded charges for 49 and 11 stores, respectively, closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The increase in the store and equipment lease exit charge for the thirteen week period ended May 31, 2008 is primarily due to an increase in stores closed.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        Interest expense was $118.2 million for the thirteen week period ended May 31, 2008, compared to $68.7 million for the thirteen week period ended June 2, 2007. The increase in interest expense for the thirteen week period ended May 31, 2008 was primarily due to increased borrowings to fund the Brooks Eckerd acquisition and related integration activities, offset somewhat by a decrease in the interest rate on the senior secured credit facility.

        The weighted average interest rates on our indebtedness for the thirteen week periods ended May 31, 2008 and June 2, 2007 were 7.0% and 7.9%, respectively.

  Income Taxes

        We recorded an income tax expense from continuing operations of $5.0 million and an income tax benefit from continuing operations of $0.9 million for the thirteen week periods ended May 31, 2008 and June 2, 2007, respectively. The expense for income taxes for the thirteen week period ended May 31, 2008 is primarily attributable to the accrual of state and local taxes. The provision for income taxes for the thirteen week period ended June 2, 2007 was net of a benefit of $5.4 million for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $2.4 million for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included $2.1 million and related interest of $1.7 million due to expiration of certain state statutes.

        As a result of the implementation of FIN 48, our tax contingencies decreased $6.6 million, and after the deferred tax impact of $2.2 million, the net effect was accounted for as an increase to retained earnings of $4.5 million. The decrease in unrecognized tax benefits would have decreased income tax expense in prior periods. As of May 31, 2008 the total amount of unrecognized tax benefits that would be recorded as an adjustment to goodwill and not impact the effective tax rate in a future period was $237.0 million. The remaining unrecognized tax benefits would impact the effective tax rate in a future period. Upon the adoption of SFAS 141(R) which applies to our fiscal year 2010, changes in income tax uncertainties recorded in a business combination will also affect income tax expense and will no longer impact goodwill. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against our net deferred tax assets. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect the change to have a significant impact on the results of operations or the financial position of our company.

        We recognize tax liabilities in accordance with FIN 48 and management adjusts these liabilities with changes in judgment as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

        Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS No. 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. Accordingly, the valuation allowance on federal and state net deferred tax assets was increased during the fourth quarter of 2008. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

Liquidity and Capital Resources

  General

        We have five primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our receivable securitization agreements, (iv) the revolving credit facility under our senior secured credit facility and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to provide funds for capital expenditures and to fund the costs of integrating the Brooks Eckerd stores and distribution centers.

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

        Our ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At May 31, 2008, we had $1,035.0 million of borrowings outstanding under the revolving credit facility. At May 31, 2008, we also had letters of credit outstanding against the revolving credit facility of $185.2 million, which gave us additional borrowing capacity of $529.7 million.

        In November 2006, we entered into an amendment of our senior secured credit facility and borrowed $145.0 million under a senior term loan (the "Tranche 1 Term Loans"). The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate depending on the amount of availability under our revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable on September 30, 2010, or earlier, if there is a shortfall in our borrowing base under our revolving credit facility.

        On June 4, 2007, we further amended our senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105.0 million and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loans") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after September 30, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after September 30, 2014; however other notes limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before June 4, 2014 and for the repurchase of debt with a maturity after June 4, 2014 if we maintain availability on the revolving credit facility of at least $100.0 million.

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

Refinancing Transactions

        On June 4, 2008, we commenced a tender offer and consent solicitation under which we offered to repurchase all outstanding amounts of our 8.125% senior secured notes due May 2010, our 7.5% senior secured notes due January 2015 and our 9.25% notes due June 2013. In addition, on July 9, 2008, we sent a notice of redemption for the remaining outstanding 7.5% notes due 2015 and deposited funds with the trustee for such notes sufficient to discharge the indenture governing such notes. On July 8, 2008, the tender offer expired and we repaid $348.9 million of the outstanding balance of our 8.125% notes due May 2010, $199.6 million of our 7.5% notes due January 2015 and $144.0 million of the outstanding balance of our 9.25% senior notes due 2013. As a result of the tender offer and consent solicitation, the indentures governing these notes were amended to eliminate or modify substantially all restrictive covenants, certain events of default and other provisions contained in the indentures (other than, among other covenants, the covenants to pay interest and premium, if any, on, and principal of, the notes when due), release the subsidiary guarantees and release all the collateral securing the obligations of the subsidiary guarantors under the 8.125% notes and the 7.5% notes. The transaction was done because these notes had restrictions on secured debt that prohibited us from fully drawing on our revolving credit facility under certain circumstances.

        This transaction was financed via the issuance, effective July 9, 2008, of a new senior secured term loan (Tranche 3 Term Loans) of $350.0 million under our existing senior secured credit facility and the issuance of a $470.0 million 10.375% senior secured note due July 2016. The Tranche 3 Term Loans were issued at a discount of 90% of par. The Tranche 3 Term Loans will mature on June 4, 2014 and will bear interest at LIBOR plus 3.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. We must make mandatory prepayments of the Tranche 3 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under the revolving credit facility, prepayment of the Tranche 3 Term Loans may also be required.

        The 10.375% senior secured notes due 2016 were issued pursuant to an indenture, dated as of July 9, 2008, among Rite Aid, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and are unsecured, unsubordinated obligations of Rite Aid and will rank equally in right of payment with all of Rite Aid other unsecured, unsubordinated indebtedness. Rite Aid's obligations under the notes are guaranteed, subject to certain limitations, by all of our subsidiaries that guarantee our obligations under our existing senior secured credit facility, including the Tranche 3 Term Loan, and the 7.5% senior secured notes due 2017. These guarantees are secured, subject to permitted liens, by second priority liens granted by the subsidiary guarantors on all of the assets that secure Rite Aid's obligations under our existing senior secured credit facility, including the Tranche 3 Term Loan(subject to certain exceptions).

        At any time and from time to time, prior to July 15, 2011, we may redeem up to a maximum of 35% of the original aggregate principal amount of the notes with the proceeds of one or more equity offerings, at a redemption price equal to 110.375% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but not including, the redemption date; provided that: (i) at least 65% of the original aggregate principal amount of the notes remains outstanding; and (ii) the redemption occurs within 75 days of the completion of such equity offering upon not less than 30 nor more than 60 prior days notice. Prior to July 15, 2012, we may redeem some or all of the notes by paying a "make-whole" premium based on U.S. Treasury rates. On or after July 15, 2012, and on or after July 15 of the relevant year listed below, we may redeem some or all of the notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2012 at a redemption price of 105.188%; 2013 at a redemption price of 102.594% and 2014 and thereafter at a redemption price of 100%.

        Each of the following constitutes an event of default under the indenture governing these notes: (1) failure to make the payment of any interest on the notes when the same becomes due and payable, and such failure continues for a period of 30 days; (2) failure to make the payment of any principal of, or premium, if any, on, any of the notes when the same becomes due and payable at its stated maturity, upon acceleration, redemption, optional redemption, required repurchase or otherwise; (3) failure to comply with the covenant described under "—Merger, Consolidation and Sale of Property" in the indenture; (4) failure to comply with any other covenant or agreement in the notes or in the indenture (other than a failure that is the subject of the foregoing clause (1), (2) or (3)) and such failure continues for 30 days after written notice is given to us in accordance with the Indenture; (5) a default under any debt by Rite Aid or any restricted subsidiary that results in acceleration of the final maturity of such debt, or failure to pay any such debt at final maturity (giving effect to applicable grace periods), in an aggregate amount greater than $35.0 million or its foreign currency equivalent at the time; (6) any judgment or judgments for the payment of money in an aggregate amount in excess of $35.0 million (or its foreign currency equivalent at the time) that shall be rendered against Rite Aid or any restricted subsidiary and that shall not be waived, satisfied or discharged for any period of 30 consecutive days during which a stay of enforcement shall not be in effect; (7) certain events involving bankruptcy, insolvency or reorganization of Rite Aid or any significant subsidiary; (8) any subsidiary guarantee ceases to be in full force and effect (other than in accordance with the terms of such subsidiary guarantee and the indenture) and such default continues for 20 days after notice or any subsidiary guarantor denies or disaffirms its obligations under its subsidiary guarantee; and (9) the material impairment of the security interests or any security interest created thereunder shall be declared invalid or unenforceable or Rite Aid or any subsidiary asserting, in any pleading in any court of competent jurisdiction, that any such security interest is invalid or unenforceable. A default under clause (4), (8) or (9) is not an event of default until the trustee or the holders of not less than 25% in aggregate principal amount of the notes then outstanding notify the Company of the default and we do not cure such default within the time specified after receipt of such notice.

        We issued $158.0 million of 8.5% convertible notes due May 2015 in May 2008. These notes are unsecured and are effectively subordinate to the secured debt of the Company. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.59 per share, subject to adjustments to prevent dilution, at any time. Proceeds from the issuance of these notes were used to fund the redemption of our 6.125% notes due December 2008, by deposit with the trustee for such notes.

        The following table shows our debt outstanding as of May 31, 2008, with pro-forma adjustments to reflect the refinancing:

	May 31, 2008
	Actual	As Adjusted
Secured debt
Senior secured revolving credit facility	$1,035,000	$1,043,414
Tranche 1 Term Loan	145,000	145,000
Tranche 2 Term Loan	1,105,000	1,105,000
Tranche 3 Term Loan	—	315,000
8.125% senior secured notes due 2010	358,666	11,117	(1)
7.5% senior secured notes due 2015	200,000	—
10.375% senior secured notes due 2016	—	425,764
7.5% senior secured notes due 2017	500,000	500,000
Other	2,699	2,699

	3,346,365	3,547,994
Guaranteed Unsecured Debt
9.25% senior notes due 2013	148,799	6,015	(2)
8.625% senior notes due 2015	500,000	500,000
9.375% senior notes due 2015	404,718	404,718
9.5% senior notes due 2017	798,292	798,292

	1,851,809	1,709,025
Unsecured Debt
6.875% senior debentures due 2013	184,773	184,773
8.5% convertible notes due 2015	158,000	158,000
7.7% notes due 2027	295,000	295,000
6.875% fixed-rate senior notes due 2028	128,000	128,000

	765,773	765,773
Lease Financing Obligations	216,717	216,717

Total debt	$6,180,664	$6,239,509

(1)
The remaining 8.125% notes are no longer secured or guaranteed.

(2)
The remaining 9.25% notes no longer have the benefit of subsidiary guarantees.

        After giving effect to the refinancing transactions described above, the aggregate annual principal payments of long-term debt as of May 31, 2008 for the remainder of fiscal 2009 and thereafter are as follows: 2009—$9.6 million; 2010—$14.7 million; 2011—$1,214.3 million; 2012—$14.8 million; 2013—$14.8 million; and $4,754.7 million in 2014 and thereafter. At May 31, 2008 we were in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

  Sale Leaseback Transactions

        During the thirteen week period ended May 31, 2008, we sold a total of 35 owned stores to independent third parties. Net proceeds from these sales were $98.8 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 31 of these leases as operating leases and four are being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. Gains on these transactions of $2.3 million have been deferred and are being recorded over the related minimum lease terms. Losses of $0.1 million which relate to certain stores in these transactions, were recorded as losses on the sale of assets and investments. There were no sale leaseback transactions for the thirteen week period ended June 2, 2007.

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

        Under the terms of the securitization agreements, the amount of interest in receivables that can be transferred to the CPVs is $650.0 million. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur on a weekly basis. At May 31, 2008 and March 1, 2008, the total of outstanding receivables that had been transferred to the CPVs were $505.0 million and $435.0 million, respectively. The following table details receivable transfer activity for the thirteen week periods presented (in thousands):

	May 31, 2008	June 2, 2007
Average amount of outstanding receivables transferred	$421,538	$359,505
Total receivable transfers	$1,624,000	$1,289,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$1,554,000	$1,259,000

        At May 31, 2008 and March 1, 2008, we retained an interest in the eligible third party pharmaceutical receivables not transferred to the CPVs of $479.3 million and $493.8 million, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet.

        The program fee under the securitization agreement is the CPVs' commercial paper rate (which often approximates 1-month LIBOR) plus 1.00%. The liquidity fee is 0.25%. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen weeks ended May 31, 2008 and June 2, 2007 were $4.7 million and $5.9 million, respectively. We guarantee certain performance obligations of our affiliates under the securitization agreements, which includes continued servicing of such receivables, but do not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends September 2008 with the option to annually extend the commitment to purchase. Should any of the CPVs fail to renew their commitment under these securitization agreements, we have access to a backstop credit facility, which is backed by the CPVs which expire in September 2010. It is our intent to renew our receivables securitization agreements with the CPVs.

        Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At May 31, 2008 and March 1, 2008, we had $2.5 million and $3.3 million of cash, respectively, that was restricted for the payment of trustee fees.

        As of May 31, 2008, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Our operating activities used $105.3 million of cash in the thirteen week period ended May 31, 2008. The use of cash from operations was primarily due to increases in inventory and accounts receivable, a decrease in accounts payable, and an increase in integration and interest expense. The changes in inventory, accounts receivable and accounts payable are not indicative of changes in business terms or practices and we believe these changes to be temporary.

        Operating cash flow for the thirteen week period ended June 2, 2007 of $186.3 million was provided by net income of $27.6 million, proceeds of $30.0 million from the accounts receivable securitization facility, increases in accounts payable and decreases in inventory, which were partially offset by increases in accounts receivable.

        Cash used in investing activities was $93.8 million and $1,358.6 million for the thirteen week periods ended May 31, 2008 and June 2, 2007, respectively. Cash used in investing activities in the thirteen week period ended May 31, 2008 was for purchases of property, plant and equipment—$149.9 million, the purchase of prescription files—$36.1 million and capitalizable acquisition costs of $0.1 million. Proceeds of $87.6 million from sale-leaseback transactions offset these expenditures. Included in cash used for investing activities for the thirteen week period ended June 2, 2007 is the investment of proceeds from the issuance of our 9.375% senior notes due 2015 and our 9.5% senior notes due 2017 into an escrow account which was used subsequent to period end to fund the Acquisition. Other uses of cash for investing activities for the 13 week period ended June 2, 2007 were for the purchase of property, plant and equipment—$117.5 million, the purchase of prescription files—$13.8 million and capitalizable direct acquisition costs related to our pending acquisition of Jean Coutu USA—$5.3 million. Cash of $4.7 million was provided by proceeds from asset dispositions and cash of $5.5 million was provided by recoveries related to our Hurricane Katrina settlement.

        Cash provided by financing activities was $195.6 million and $1,177.8 million for the thirteen week periods ended May 31, 2008 and June 2, 2007, respectively. Cash provided by financing activities for the thirteen week period ending May 31, 2008 was due to borrowings on our revolving credit facility to fund the negative cash flow from operations. Cash provided by financing activities for the thirteen week period ended June 2, 2007 was primarily due to proceeds from the issuance of our private placement notes to fund the Acquisition.

  Capital Expenditures

        During the thirteen week period ended May 31, 2008, we spent $186.0 million on capital expenditures, consisting of $76.9 million related to new store construction, store relocation and store remodel projects, $32.9 million related to technology enhancements, improvements to distribution centers and other corporate requirements, $40.0 million related to the integration of Brooks Eckerd and $36.2 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $600 million during fiscal 2009, consisting of approximately 40% related to new store construction, store relocation, store remodel and store improvement projects, 30% related to the integration of Brooks Eckerd, 10% related to the purchase of prescription files from independent pharmacies and 20% related to technology enhancements, improvements in distribution centers and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities, proceeds from sale-leaseback transactions and use of the revolving credit facility. We plan to open or relocate approximately 85 stores in fiscal 2009, with at least 50% being relocated or expanded stores. These relocations and openings will be focused in our strongest existing markets. We also expect to continue remodeling stores.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt, including additional debt incurred for the acquisition of Brooks Eckerd. Based upon our current levels of operations, planned improvements in our operating performance and the opportunities that we believe the acquisition of Brooks Eckerd provides, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, sales of accounts receivable under our securitization agreements and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, a FASB Staff Position (FSP) was proposed to delay the effective dates of SFAS No. 157 as it relates to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. We have adopted SFAS No. 157 as of March 2, 2008 as it relates to financial assets and liabilities and there was no impact on the financial statements. We are currently evaluating the impact of SFAS No. 157 on nonfinancial assets and liabilities.

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

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our fiscal 2008 10-K report.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our fiscal 2008 10-K.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 31, 2008, with pro-forma adjustments to reflect the refinancing.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at 05/31/08
	(dollars in thousands)
Long-term debt, including current portion
Fixed Rate	442	172	11,305	215	214	3,402,030	3,414,378	3,074,726
Average Interest Rate	7.68%	7.09%	8.11%	7.00%	7.00%	8.79%	8.79%
Variable Rate	9,163	14,550	1,202,964	14,550	14,550	1,352,637	2,608,414	2,145,608
Average Interest Rate	4.32%	4.47%	4.46%	4.47%	4.47%	4.59%	4.53%
Totals	9,605	14,722	1,214,269	14,765	14,764	4,754,667	6,022,792	5,220,334

        As of July 9, 2008, 43.3% of our total debt is exposed to fluctuations in variable interest rates.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Not applicable.

ITEM 1A.    Risk Factors

        In addition to the amended and restated risk factor set forth below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed below and in "Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K", for the year ended March 1, 2008, which could materially affect our business, financial condition or future results.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.

        Our business is subject to federal, state and local government laws, regulations and administrative practices. We must comply with numerous provisions regulating health and safety, equal employment opportunity, minimum wage and licensing for the sale of drugs, alcoholic beverages, tobacco and other products. In addition, we must comply with regulations pertaining to product labeling, dating and pricing. We have in the past and are currently the subject of investigations and legal proceedings in various states regarding some of our stores that have been found to sell front end products past their expiration date. Our pharmacy business is also subject to local registrations in the states where our pharmacies are located, applicable Medicare and Medicaid regulations and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, including suspension of payments from government programs; injunctions affecting the sales of our products; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; and significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements. The imposition of any such penalties could adversely affect the continued operation of our business and any public statements surrounding these matters, including those that we have recently experienced, could adversely affect our reputation and brand.

        Our pharmacy business is subject to patient privacy and other obligations, including corporate, pharmacy and associate responsibility, imposed by the Health Insurance Portability and Accountability Act. As a covered entity, we are required to implement privacy standards, train our associates on the permitted use and disclosures of protected health information, provide a notice of privacy practice to our pharmacy customers and permit pharmacy health customers to access and amend their records and receive an accounting of disclosures of protected health information. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.

        Federal and state reform programs, such as healthcare reform and enforcement initiatives of federal and state governments, may also affect our pharmacy business. These initiatives include:

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

        On June 25, 2008, a putative class action lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against Rite Aid for allegedly selling expired products to consumers. The action seeks class certification, injunctive relief, refunds for expired products purchased and monetary damages. We have not yet been served with this matter and cannot estimate or predict any potential liability to us or other relief that could be granted at this time. Although the class has not been certified and we do not currently believe that this action will have a material adverse effect on our business, financial condition or results of operations, we cannot assure you that a judgment against us pursuant to this or any other similar suits that may be filed would not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On May 20, 2008, we exchanged, pursuant to Section 3(a)(9) under the Securities Act, a total of 2,404,020 shares of its 5.50% Series I Mandatory Convertible Preferred Stock (the "Series I Preferred Stock") for a total of 14,647,085 shares of our common stock, par value $1.00 per share. The exchanges took place in the form of individually negotiated transactions between the Company and each of four holders of the Series I Preferred Stock. Of the shares of common stock issued upon conversion, 13,597,378 shares were issued based upon a conversion ratio of 5.6561 shares of common stock per share of Series I Preferred Stock pursuant to the conversion formula specified in the certificate of designations with respect to the Series I Preferred Stock, and 1,049,707 shares were issued in lieu of future dividends and as an inducement for the conversion. The remaining shares of Series I Preferred Stock will automatically convert into shares of the our common stock on November 17, 2008. The conversion ratio will be no fewer than 4.7134 shares and no more than 5.6561 shares of common stock per share of Series I Preferred Stock, and will depend on the market value of the our common stock at the time of conversion.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the security holders during the thirteen week period ended May 31, 2008.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Stock Purchase Agreement, dated as of August 23, 2006, between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	5.50% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.8	Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
3.9	Amendment to Sections 1, 3 and 4 of Article 4 of Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on December 21, 2000.
4.1
	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000

4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.6 to Form 10-Q, filed on July 12, 2007
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010.	Filed herewith
4.8	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.9
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on July 12, 2007

4.10
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Filed herewith
4.11
	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on July 12, 2007
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Filed herewith
4.14	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.15
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on July 12, 2007

4.16
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N. A., related to the Company's 8.625% Senior Notes due 2015	Filed herewith
4.17
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.18
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Filed herewith
4.19
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.20
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Filed herewith

4.21	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.22
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's Senior Debt Securities	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.23
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Filed herewith
4.24
	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
4.25	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
10.1
	Amendment and Restatement Agreement, dated as of July 9, 2008, relating to the Credit Agreement dated as of June 27, 2001, as amended and restated as of June 4, 2007, among Rite Aid Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent and Bank of America, N.A., as syndication agent and the Credit Agreement, dated as of June 27, 2001, as amended and restated as of July 9, 2008, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent, and Bank of America, N.A., as syndication agent.	Filed herewith

11	Statement regarding computation of earnings per share. (See Note 4 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 10, 2008	RITE AID CORPORATION
	By:	/s/ ROBERT B. SARI Robert B. Sari Executive Vice President and General Counsel
Date: July 10, 2008	By:	/s/ KEVIN TWOMEY Kevin Twomey Chief Financial Officer and Executive Vice President

QuickLinks

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
RITE AID CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (unaudited)
RITE AID CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (unaudited)
RITE AID CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
RITE AID CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Thirteen Week Periods Ended May 31, 2008 and June 2, 2007 (Dollars and share information in thousands, except per share amounts) (unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 1A. Risk Factors
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits
SIGNATURES