Form 10-Q
period 2008-08-30
RITE AID CORP
filed 2008-10-08
CIK 84129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2008
OR
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
 Not Applicable

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The registrant had 843,367,625 shares of its $1.00 par value common stock outstanding as of October 3, 2008.

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

        Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

  •
  our high level of indebtedness and our ability to refinance our indebtedness on terms favorable to us;

  •
  our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

  •
  our ability to improve the operating performance of our existing stores in accordance with our long term strategy and implement effective marketing programs;

  •
  our ability to realize the benefits of the acquisition of Brooks Eckerd including positive same store sales growth for Brooks Eckerd and cost savings;

  •
  our ability to reduce our expenses, and achieve improved operating efficiency;

  •
  our ability to significantly improve pharmacy sales for the acquired Brooks Eckerd stores on our anticipated timeline;

  •
  our ability to realize the benefits from actions to further reduce costs and investment in working capital;

  •
  our ability to hire and retain pharmacists and other store personnel;

  •
  our ability to open or relocate stores according to our real estate development program;

  •
  decisions to close additional stores and distribution centers, which could result in further charges to our operating statement;

  •
  the efforts of private and public third party payors to reduce prescription drug reimbursement and encourage mail order;

  •
  competitive pricing pressures and continued consolidation of the drugstore industry;

  •
  changes in state or federal legislation or regulations;

  •
  the outcome of lawsuits and governmental investigations;

  •
  general economic conditions and inflation, interest rate movements and access to capital, including our continuing ability to complete sale and leaseback transactions;

  •
  the adverse effects of a sustained stock price below $1.00 per share, which include, but are not limited to, delisting from the New York Stock Exchange, impairment of goodwill and establishment of an additional valuation allowance against deferred tax assets; and

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission ("the SEC").

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008 ("the Fiscal 2008 10-K"), which we filed with the SEC on April 29, 2008. This document is available on the SEC's website at www.sec.gov.

 PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 30, 2008	March 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$170,260	$155,762
Accounts receivable, net	592,662	665,971
Inventories, net of LIFO reserve of $592,917 and $562,729	3,958,193	3,936,827
Prepaid expenses and other current assets	179,494	163,334

Total current assets	4,900,609	4,921,894
Property, plant and equipment, net	2,785,671	2,873,009
Goodwill	1,810,223	1,783,372
Other intangibles, net	1,137,630	1,187,327
Deferred tax assets	355,533	384,163
Other assets	363,994	338,258

Total assets	$11,353,660	$11,488,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$39,822	$185,609
Accounts payable	1,467,059	1,425,768
Accrued salaries, wages and other current liabilities	1,029,150	1,110,288
Deferred tax liabilities	47,744	76,374

Total current liabilities	2,583,775	2,798,039
Long-term debt, less current maturities	5,976,875	5,610,489
Lease financing obligations, less current maturities	199,940	189,426
Other noncurrent liabilities	1,247,658	1,178,884

Total liabilities	10,008,248	9,776,838
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,442 and 1,393	144,169	139,253
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,393 and 1,352	139,288	135,202
Preferred stock—series I, par value $1 per share, liquidation value $25 per share; 5,200 shares authorized; shares issued and outstanding 2,416 and 4,820	58,358	116,415
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 843,472 and 830,209	843,472	830,209
Additional paid-in capital	4,095,446	4,047,499
Accumulated deficit	(3,915,926)	(3,537,276)
Accumulated other comprehensive loss	(19,395)	(20,117)

Total stockholders' equity	1,345,412	1,711,185

Total liabilities and stockholders' equity	$11,353,660	$11,488,023

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 30, 2008	September 1, 2007
Revenues	$6,500,244	$6,573,699
Costs and expenses:
Cost of goods sold	4,722,070	4,783,888
Selling, general and administrative expenses	1,780,631	1,742,148
Store closing and impairment charges	51,825	16,587
Interest expense	118,565	123,250
Loss on debt modifications and retirements, net	36,197	—
Acquisition related financing commitment charge	—	12,900
Loss on sale of assets, net	7,607	1,651

	6,716,895	6,680,424

Loss from continuing operations before income taxes	(216,651)	(106,725)
Income tax expense (benefit)	5,346	(38,570)

Net loss from continuing operations	$(221,997)	$(68,155)
Loss from discontinued operations, net of tax	—	(1,443)

Net loss	$(221,997)	$(69,598)

Computation of loss attributable to common stockholders:
Net loss	$(221,997)	$(69,598)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(5,368)	(8,097)
Preferred stock beneficial conversion	—	(480)

Loss attributable to common stockholders—basic and diluted	$(227,391)	$(78,201)

Basic and diluted loss per share	$(0.27)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007
Revenues	$13,113,100	$11,004,112
Costs and expenses:
Cost of goods sold	9,526,680	7,998,722
Selling, general and administrative expenses	3,573,605	2,861,790
Store closing and impairment charges	88,087	20,617
Interest expense	236,805	191,975
Loss on debt modifications and retirements, net	39,905	—
Acquisition related financing commitment charge	—	12,900
Loss (gain) on sale of assets, net	12,947	(2,579)

	13,478,029	11,083,425

Loss from continuing operations before income taxes	(364,929)	(79,313)
Income tax expense (benefit)	10,339	(39,470)

Net loss from continuing operations	$(375,268)	$(39,843)
Loss from discontinued operations, net of tax	(3,369)	(2,121)

Net loss	$(378,637)	$(41,964)

Computation of loss attributable to common stockholders:
Net loss	$(378,637)	$(41,964)
Accretion of redeemable preferred stock	(51)	(51)
Cumulative preferred stock dividends	(11,490)	(16,127)
Preferred stock beneficial conversion	—	(556)

Loss attributable to common stockholders—basic and diluted	$(390,178)	$(58,698)

Basic and diluted loss per share	$(0.47)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

 RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007
Operating activities:
Net loss	$(378,637)	$(41,964)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	295,942	200,411
Store closing and impairment charges	88,087	20,617
LIFO charges	30,188	25,332
Loss (gain) on sale of assets and investments, net	12,995	(2,579)
Stock-based compensation expense	16,203	18,574
Loss on debt modifications and retirements	39,905	—
Acquisition related financing commitment charge	—	12,900
Changes in deferred taxes	—	(39,002)
Proceeds from insured loss	—	8,550
Changes in operating assets and liabilities:
Net proceeds from (repayments to) accounts receivable securitization	65,000	(60,000)
Proceeds from the sale of inventory	—	8,156
Accounts receivable	7,745	56,590
Inventories	(95,194)	(256,035)
Accounts payable	16,971	75,324
Other assets and liabilities, net	(108,414)	19,778

Net cash (used in) provided by operating activities	(9,209)	46,652

Investing activities:
Payments for property, plant and equipment	(302,955)	(279,686)
Intangible assets acquired	(61,464)	(29,710)
Acquisition of Jean Coutu USA, net of cash acquired	(112)	(2,356,578)
Proceeds from sale-leaseback transactions	161,553	10,550
Proceeds from dispositions of assets and investments	18,629	13,108
Proceeds from insured loss	—	5,950

Net cash used in investing activities	(184,349)	(2,636,366)

Financing activities:
Proceeds from issuance of long term debt	898,764	2,306,005
Net proceeds from revolver	164,000	303,000
Proceeds from financing secured by owned property	31,266	—
Principal payments on long-term debt	(855,190)	(7,209)
Change in zero balance cash accounts	20,060	100,617
Excess tax deduction on stock options	—	5,522
Net proceeds from issuance of common stock	1,117	11,848
Payments for preferred stock dividends	(2,488)	(7,690)
Financing costs paid	(49,473)	(58,195)

Net cash provided by financing activities	208,056	2,653,898

Increase in cash and cash equivalents	14,498	64,184
Cash and cash equivalents, beginning of period	155,762	106,148

Cash and cash equivalents, end of period	$170,260	$170,332

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $869 and $904, respectively)	$235,265	$103,879

Cash payments of income taxes, net of refunds	$1,842	$2,272

Equipment financed under capital leases	$4,336	$4,231

Equipment received for noncash consideration	$21,435	$290

Reduction in lease financing obligation	$13,511	$27,543

Preferred stock dividends paid in additional shares	$9,002	$8,437

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 30, 2008 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Fiscal 2008 10-K.

2.    Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, a FASB Staff Position (FSP) was proposed, and subsequently approved, to delay the effective dates of SFAS No. 157 as it relates to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. The Company has adopted SFAS No. 157 as of March 2, 2008 as it relates to financial assets and liabilities and there was no impact on the financial statements. The Company is currently evaluating the impact of SFAS No.157 on nonfinancial assets and liabilities and expects the adoption to have an impact on fair value calculations used in its testing of goodwill, intangibles and fixed assets for impairment.

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

3.    Acquisition

        On June 4, 2007, the Company acquired all of the membership interests of JCG (PJC) USA, LLC ("Jean Coutu USA"), the holding company for the Brooks Eckerd drugstore chain ("Brooks Eckerd"), from Jean Coutu Group (PJC) Inc. ("Jean Coutu Group"), pursuant to the terms of the Stock Purchase Agreement (the "Agreement") dated August 23, 2006. As consideration for the acquisition of Jean Coutu USA (the "Acquisition"), the Company paid $2,307,747 and issued 250,000 shares of Rite Aid common stock. The Company financed the cash payment via the establishment of a new term loan facility, issuance of senior notes and borrowings under its existing revolving credit facility. The consideration associated with the common stock was $1,090,000 based on a stock price of $4.36 per

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3.    Acquisition (Continued)

share, representing the average closing price of Rite Aid common stock beginning two days prior to the announcement of the Acquisition on August 24, 2006 and ending two days after the announcement.

        The following unaudited pro forma consolidated financial data gives effect to the Acquisition as if it had occurred as of the beginning of the periods presented.

	Twenty-Six week Periods Ended
	August 30, 2008	September 1, 2007
	Actual	Pro forma
Net revenues	$13,113,100	$13,449,805
Net loss	(378,637)	(99,498)
Basic and diluted loss per share	$(0.47)	$(0.13)

        The pro forma combined information assumes the acquisition of Brooks Eckerd occurred at the beginning of the period presented. These results have been prepared by combining the historical results of the Company and historical results of Brooks Eckerd. The pro forma financial data for the period presented include adjustments to reflect the incremental interest expense that results from the incurrence of the additional debt to finance the acquisition and additional depreciation and amortization expense resulting from the purchase price allocation. Pro forma results do not include any incremental cost savings that may result from the integration. Additionally, pro forma results have not been adjusted to reflect the divestiture of stores required by the FTC.

        The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the period presented and is not intended to be a projection of future results or trends.

        In connection with the Acquisition, the Company entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group provides certain information technology, network and support services to the Company. This agreement expired in September 2008. During the thirteen week periods ended August 30, 2008 and September 1, 2007, the Company recorded expense of $659 and $1,790, respectively, for services provided under this agreement. During the twenty-six week periods ended August 30, 2008 and September 1, 2007, the Company recorded expense of $1,208 and $1,790, respectively, for services provided under this agreement.

4.    Loss Per Share

        Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4.    Loss Per Share (Continued)

were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Numerator for loss per share:
Net loss	$(221,997)	$(69,598)	$(378,637)	$(41,964)
Accretion of redeemable preferred stock	(26)	(26)	(51)	(51)
Cumulative preferred stock dividends	(5,368)	(8,097)	(11,490)	(16,127)
Preferred stock beneficial conversion	—	(480)	—	(556)

Loss attributable to common stockholders, basic and diluted	$(227,391)	$(78,201)	$(390,178)	$(58,698)

Denominator:
Basic and diluted weighted average shares	837,913	781,805	830,499	656,422
Basic and diluted loss per share	$(0.27)	$(0.10)	$(0.47)	$(0.09)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of August 30, 2008 and September 1, 2007:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Stock options	60,652	66,262	60,652	66,262
Convertible preferred stock	65,203	96,754	65,203	96,754
Convertible debt	61,045	—	61,045	—

	186,900	163,016	186,900	163,016

        Also excluded from the computation of diluted loss per share as of August 30, 2008 and September 1, 2007 are restricted shares of 5,029 and 10,392 which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

5.    Store Closing and Impairment Charges

        Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Impairment charges	$4,654	$582	$7,248	$2,326
Store and equipment lease exit charges	47,171	16,005	80,839	18,291

	$51,825	$16,587	$88,087	$20,617

Impairment charges

        Impairment charges include non-cash charges of $4,654 and $582 for the thirteen week periods ended August 30, 2008 and September 1, 2007, for the impairment of long-lived assets at 108 and eight stores, respectively. Impairment charges include non-cash charges of $7,248 and $2,326 for the twenty-six week periods ended August 30, 2008 and September 1, 2007, for the impairment of long-lived assets at 138 and 23 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

Store and equipment lease exit charges

        During the thirteen week periods ended August 30, 2008 and September 1, 2007, the Company recorded charges for 68 and nine stores that were closed or relocated under long term leases in each respective period. During the twenty-six week periods ended August 30, 2008 and September 1, 2007, the Company recorded charges for 117 and 20 stores that were closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

        The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion. The table for the thirteen and twenty-six week periods ended September 1, 2007 also reflects the increase in the closed store reserve related to the acquisition of 183 closed stores from Jean Coutu USA as well as the additional liability related to 65 stores that Company management planned to close at that time as a result of the acquisition. These liabilities

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

5.    Store Closing and Impairment Charges (Continued)

represent the estimated fair value of the respective store lease commitments as of the date of the acquisition and therefore were recorded as part of allocation of the purchase price of Jean Coutu USA.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Balance—beginning of period	$344,369	$189,113	$329,682	$195,205
Provision for present value of noncancellable lease payments of closed stores	43,534	5,362	79,079	11,368
Changes in assumptions about future sublease income, terminations and changes in interest rates	2,220	6,738	(3,049)	1,142
Interest accretion	5,046	3,955	9,266	6,135
Leased properties of Jean Coutu USA closed or designated to be closed	—	136,172	—	136,172
Cash payments, net of sublease income	(19,507)	(15,090)	(39,316)	(23,772)

Balance—end of period	$375,662	$326,250	$375,662	$326,250

        The Company's revenues and income before income taxes for the thirteen and twenty-six week periods ended August 30, 2008 and September 1, 2007 include results from stores that have been closed or are planned to be closed as of August 30, 2008. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Revenues	$63,193	$241,734	$186,992	$403,854
Loss from operations	(14,371)	(2,006)	(29,523)	(3,916)

        Included in these stores' loss from operations for the thirteen week periods ended August 30, 2008 and September 1, 2007, are depreciation and amortization charges of $1,018 and $1,142 and closed store inventory liquidation charges of $3,777 and $1,446, respectively. Included in these stores' loss from operations for the twenty-six week periods ended August 30, 2008 and September 1, 2007, are depreciation and amortization charges of $2,777 and $2,368 and closed store inventory liquidation charges of $5,284 and $2,647, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues. The amounts indicated above do not include the results of operations for stores closed related to discontinued operations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6.    Income Taxes

        The Company recorded an income tax expense from continuing operations of $5,346 and an income tax benefit from continuing operations of $38,570 for the thirteen week periods ended August 30, 2008 and September 1, 2007 respectively, and income tax expense from continuing operations of $10,339 and income tax benefit from continuing operations of $39,470 for the twenty-six week periods ended August 30, 2008 and September 1, 2007, respectively. The income tax expense for the twenty-six week period ended August 30, 2008 is primarily attributable to the accrual of state and local taxes. The provision for income taxes for the twenty-six week period ended September 1, 2007 was net of a benefit of $6,981 for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $1,767 for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $2,100 and related interest of $1,700 due to expiration of certain state statutes.

        Effective March 4, 2007, the Company adopted the provisions of FIN 48. As of August 30, 2008, and March 1, 2008 unrecognized tax benefits totaled $271,294 and $233,014, respectively. The Company recognizes interest and penalties related to tax contingencies as income tax expense. As of August 30, 2008 and March 1, 2008, the total amount of accrued income tax-related interest and penalties was $42,177 and $33,608, respectively.

        As of August 30, 2008 the total amount of unrecognized tax benefits that would be recorded as an adjustment to goodwill and not impact the effective tax rate in a future period was $237,247, which includes related interest and penalties. The remaining unrecognized tax benefits would impact the effective tax rate in a future period, although any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets. Upon the adoption of SFAS 141(Revised) which applies to fiscal year 2010, changes in income tax uncertainties recorded in a business combination will also affect income tax expense and will no longer impact goodwill. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of August 30, 2008 the Company had a corresponding recoverable indemnification asset from Jean Coutu Group, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2002. However, any net operating losses that were generated in these closed years may be subject to adjustment by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax returns for Brooks Eckerd for fiscal years 2004 and 2005. Additionally, the IRS is examining the consolidated U.S. income tax returns for Rite Aid Corporation

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6.    Income Taxes (Continued)

and subsidiaries for fiscal years 2006 and 2007. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from 1996.

        The valuation allowances as of August 30, 2008 and March 1, 2008 apply to the net deferred tax assets of the Company. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. Accordingly, the valuation allowance on federal and state net deferred tax assets was increased during the fourth quarter of fiscal 2008. The Company had a valuation allowance against net deferred tax assets of $1,103,973 at March 1, 2008.

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

        The Company has presented the operating results of Las Vegas as a discontinued operation in the statement of operations for the twenty-six week period ended August 30, 2008 and the thirteen and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7.    Discontinued Operations (Continued)

twenty-six week periods ended September 1, 2007. The following amounts have been segregated from continuing operations and included in discontinued operations:

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
	September 1, 2007	August 30, 2008	September 1, 2007
Revenues	$25,506	$267	$52,903
Costs and expenses:
Cost of goods sold	18,993	1,652	39,288
Selling, general and administrative expenses	8,733	1,936	16,878
Loss on sale of assets	—	48	—

Total costs and expenses	27,726	3,636	56,166

Loss from discontinued operations before income taxes	(2,220)	(3,369)	(3,263)
Income tax benefit	(777)	—	(1,142)

Net loss from discontinued operations	$(1,443)	$(3,369)	$(2,121)

        The assets and liabilities of the divested stores as of August 30, 2008 and March 1, 2008 are not significant and have not been segregated in the consolidated balance sheets.

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

        Under the terms of the securitization agreements, the total amount of interest in receivables that can be transferred to the CPVs is $650,000. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur, at the discretion of the CPV's, on a weekly basis. At August 30, 2008 and March 1, 2008, the total outstanding receivables that have been transferred to CPVs were $500,000 and $435,000,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

8.    Accounts Receivable (Continued)

respectively. The following table details receivable transfer activity for the thirteen and twenty-six week periods ended August 30, 2008 and September 1, 2007:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Average amount of outstanding receivables transferred	$495,385	$317,527	$458,462	$338,516
Total receivable transfers	$1,721,000	$1,151,000	$3,344,000	$2,441,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$1,726,000	$1,241,000	$3,279,000	$2,501,000

        At August 30, 2008 and March 1, 2008, the Company retained an interest in the eligible third party pharmaceutical receivables not transferred to the CPVs of $416,618 and $493,833, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet.

        Prior to September 16, 2008, the program fee under the securitization agreement was the CPVs' commercial paper rate plus 1.00%. The liquidity fee was 0.25%. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended August 30, 2008 and September 1, 2007 were $4,645 and $5,107, respectively. Program and liquidity fees for the twenty-six week periods end August 30, 2008 and September 1, 2007 were $9,309 and $10,979, respectively.

        On September 16, 2008, the securitization agreement was amended. As a result of the amendment, the CPV's extended their commitment to purchase under the securitization agreement to January 15, 2009. Subsequent to January 15, 2009, should any of the CPV's fail to renew their commitment under these agreements, the Company continues to have access to a backstop credit facility, which is backed by the banks under the securitization agreement, and which expires in September 2010, to provide liquidity to the Company. Amounts available under the backstop facility would be dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to the formula would be at the discretion of the banks.

        The amendment to the securitization agreement also modifies the program and liquidity fees. The program fee will be calculated at commercial paper borrowing rates (which often approximate LIBOR) plus 1.25% applied to receivables transferred to the CPV's. The liquidity fee will be calculated as 1.50% of the total securitization agreement commitment of $650,000.

        Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

8.    Accounts Receivable (Continued)

        Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company's corporate concentration account. At August 30, 2008 and March 1, 2008, the Company had $2,251 and $3,277 of cash, respectively, that is restricted for the payment of trustee fees.

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

9.    Sale Leaseback Transactions

        During the twenty-six week period ended August 30, 2008, the Company sold a total of 72 owned stores to independent third parties. Net proceeds from these sales were $192,819. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for 64 of these leases as operating leases and eight are being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Gains on these transactions of $3,777 have been deferred and are being recorded over the related minimum lease terms. Losses of $411 which relate to certain stores in these transactions, were recorded as losses on the sale of assets.

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

10.    Goodwill and Other Intangibles

        The Company accounts for goodwill under the guidance set forth in SFAS No. 142, which specifies that goodwill should not be amortized. The Company's policy is to evaluate goodwill for impairment on an annual basis at the end of its fiscal year or more frequently if events or circumstances occur that would indicate a reduction in the fair value of the Company. On August 30, 2008, the carrying value of the Company's net assets was $1,345,412 and the market capitalization of the Company's outstanding shares, assuming conversion of outstanding preferred shares, was $1,105,053. Accordingly, management

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

10.    Goodwill and Other Intangibles (Continued)

performed an interim goodwill impairment test in accordance with SFAS 142. Management has calculated the estimated fair value of the Company as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants as of August 30, 2008 using two acceptable valuation methods. First, management used the quoted market price of the Company's individual equity security at August 29, 2008 and added a control premium that is representative of recent and proposed retail drug store sale transactions, as well as, considering certain qualitative and quantitative macroeconomic conditions which may have impacted the Company's quoted market price. Second, management performed a discounted cash flow analysis using updated forward looking projections of the Company's estimated future operating results. Based on the result of each method and a comparison of the quantitative assumptions between the methods, management has concluded that the Company's fair value exceeds its carrying value at August 30, 2008. Accordingly, goodwill is not impaired as of August 30, 2008.

        The Company's intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of August 30, 2008 and March 1, 2008.

	August 30, 2008			March 1, 2008
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$738,031	$(263,890)	11 years	$738,855	$(240,079)	12 years
Prescription files	1,198,442	(534,953)	8 years	1,152,620	(464,069)	9 years

Total	$1,936,473	$(798,843)		$1,891,475	$(704,148)

        Also included in other non-current liabilities as of August 30, 2008 and March 1, 2008 are unfavorable lease intangibles with a net carrying amount of $136,686 and $147,035 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities for the thirteen and twenty-six period ended August 30, 2008 was $49,185 and $101,066 respectively. Amortization expense for these intangible assets and liabilities the thirteen and twenty-six period ended September 1, 2007 was $49,401 and $59,675 respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2009—$192,421; 2010—$175,742; 2011—$162,537; 2012—$128,820 and 2013—$104,226.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

11.    Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at August 30, 2008 and March 1, 2008:

	August 30, 2008	March 1, 2008
Secured Debt:
Senior secured revolving credit facility due September 2010	$1,013,000	$849,000
Senior secured credit facility term loan due September 2010	145,000	145,000
Senior secured credit facility term loan due June 2014	1,102,238	1,105,000
Senior secured credit facility term loan due July 2016 ($350,000 face value less unamortized discount of $34,507)	315,493	—
7.5% senior secured notes due January 2015	—	200,000
10.375% senior secured notes due July 2016 ($470,000 face value less unamortized discount of $43,776)	426,224	—
7.5% senior secured notes due March 2017	500,000	500,000
Other secured	2,536	2,740

	3,504,491	2,801,740
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $5,106 and 5,458)	404,894	404,542
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $11,383 and 12,033)	798,617	797,967

	1,703,511	1,702,509
Unsecured Debt:
6.125% fixed-rate senior notes due December 2008	—	150,000
8.125% senior notes due May 2010	11,117	358,500
9.25% senior notes due June 2013	6,015	148,739
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	158,000	—
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	782,905	1,265,012
Lease financing obligations	225,730	216,263

Total debt	6,216,637	5,985,524
Current maturities of long-term debt and lease financing obligations	(39,822)	(185,609)

Long-term debt and lease financing obligations, less current maturities	$6,176,815	$5,799,915

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

11.    Indebtedness and Credit Agreements (Continued)

Refinancing Transactions

        In July 2008, pursuant to a tender offer and consent solicitation, the Company repurchased substantially all of the outstanding amounts of its 8.125% senior secured notes due May 2010, its 7.5% senior secured notes due January 2015 and its 9.25% senior notes due June 2013. This transaction was done because these notes had restrictions on secured debt that prohibited the Company from fully drawing on its revolving credit facility under certain circumstances. The remaining outstanding amounts no longer contain such restrictions and are no longer secured or guaranteed. The Company recorded a loss on debt modification related to these transactions of $36,558 in the thirteen week period ended August 30, 2008.

        These transactions were financed via the issuance of a new senior secured term loan (Tranche 3 Term Loans) of $350,000 under the Company's existing senior secured credit facility and the issuance of a $470,000 aggregate principal amount of 10.375% senior secured notes due July 2016. The Tranche 3 Term Loans were issued at a discount of 90% of par. The Tranche 3 Term Loans mature on June 4, 2014 and bear interest at LIBOR (with a minimum rate of 3.00%) plus 3.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate (with a minimum rate of 4.00%) plus 2.00%. The Company must make mandatory prepayments of the Tranche 3 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company's borrowing base under the Company's revolving credit facility, prepayment of the Tranche 3 Term Loans may also be required.

        The Company's $470,000 10.375% senior secured notes due July 2016 are unsecured unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under its senior secured credit facility. The guarantees are secured by shared second priority liens with holders of our 7.5% senior secured notes due 2017. The indenture that governs the 10.375% senior secured notes due 2016 contains covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The senior 10.375% secured notes due July 2016 were issued at a discount of 90.588% of par.

        In May 2008, the Company issued $158,000 of 8.5% convertible notes due May 2015. These notes are unsecured and are effectively junior to the secured debt of the Company. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $2.59 per share, subject to adjustments to prevent dilution, at any time. Proceeds from the issuance of these notes were used to fund the redemption of the Company's 6.125% notes due December 2008. The Company recorded a loss on debt modification of $3,347 related to the early redemption of the 6.125% notes due 2008, which included payment of a make whole premium to the noteholders and unamortized debt issue costs on the notes.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

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

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At August 30, 2008, the Company had $1,013,000 of borrowings outstanding under the revolving credit facility. At August 30, 2008, the Company also had letters of credit outstanding against the revolving credit facility of $187,908 which gave the Company additional borrowing capacity of $549,092.

        In November 2006, the Company entered into an amendment of its senior secured credit facility and borrowed $145,000 under a senior secured term loan (the "Tranche 1 Term Loans"). The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate depending on the amount of availability under the Company's revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable on September 30, 2010, or earlier, if there is a shortfall in the Company's borrowing base under its revolving credit facility.

        On June 4, 2007, the Company amended its senior secured credit facility to establish a new senior secured term loan (the "Tranche 2 Term Loans") in the aggregate principal amount of $1,105,000 and borrowed the full amount thereunder. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bears interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Company must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company's borrowing base under the Company's revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

        The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payment of principal prior to three months after September 30, 2014. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after September 30, 2014; however, other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

11.    Indebtedness and Credit Agreements (Continued)

senior secured credit facility also allows for the repurchase of any debt with a maturity on or before June 4, 2014, and for the voluntary repurchase of debt with a maturity after June 4, 2014, if the Company maintains availability on the revolving credit facility of at least $100,000.

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

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility are secured by a first priority lien on, among other things the inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The 7.5% senior secured notes due 2017 and the 10.375% senior secured notes due 2016 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and are secured on a second priority basis by the same collateral as the senior secured credit facility. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are also guaranteed, on an unsecured basis, by substantially all of the same subsidiaries.

        The subsidiary guarantees related to the Company's senior secured credit facility and the guaranteed indentures are full and unconditional and joint and several, and there are no restrictions on the ability of the parent to obtain funds from its subsidiaries. Also, the parent company has no independent assets or operations, and subsidiaries not guaranteeing the credit facility and applicable indentures are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

Other

        After giving effect to the refinancing transactions described above, the aggregate annual principal payments of long-term debt for the remainder of fiscal 2009 and thereafter are as follows: 2009—$6,679; 2010—$14,722; 2011—$1,183,855; 2012—$14,765; 2013—$14,764 and $4,756,122 in 2014 and thereafter.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

12.    Retirement Plans

        Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 30, 2008 and September 1, 2007, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Service cost	$771	$858	$10	$12	$1,542	$1,716	$25	$24
Interest cost	1,454	1,376	275	285	2,908	2,752	600	576
Expected return on plan assets	(1,345)	(1,272)	—	—	(2,690)	(2,544)	—	—
Amortization of unrecognized net transition obligation	—	—	—	21	—	—	—	44
Amortization of unrecognized prior service cost	249	249	—	—	498	498	—	—
Amortization of unrecognized net loss	108	235	3	24	216	470	10	48

Net pension expense	$1,237	$1,446	$288	$342	$2,474	$2,892	$635	$692

        During the thirteen and twenty-six week periods ended August 30, 2008 the Company contributed $415 and $861, respectively, to the Nonqualified Executive Retirement Plan. During the thirteen week period ended August 30, 2008 the company contributed $1,174 to the Defined Benefit Pension Plan. During the remainder of fiscal 2009, the Company expects to contribute $3,326 to the Defined Benefit Pension Plan and $861 to the Nonqualified Executive Retirement Plans.

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

        The Company has been contacted by the U.S. Department of Justice, representing the Drug Enforcement Administration concerning certain alleged civil violations of the recordkeeping and reporting requirements of the Controlled Substances Act. The Company is in continuing discussions with the government on resolving this matter. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached. In the opinion of the Company's management, the amount of the civil penalty will not have a material adverse effect on the Company's financial condition and results of operations.

 ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended August 30, 2008 was $222.0 million compared to $69.6 million for the thirteen week period ended September 1, 2007. Although there was an improvement in gross margin rate, operating results were negatively impacted by a decrease in revenues, an increase in selling, general and administrative expenses ("SG&A") as a percent of revenues, an increase in store closing and impairment charges, a loss on debt modification related to the refinancing transactions in July 2008 and an income tax expense in the current year's quarter versus an income tax benefit in the prior year's quarter. These items are described in further detail in the following sections.

        Net loss for the twenty-six week period ended August 30, 2008 was $378.6 million compared to net loss of $42.0 million for the twenty-six week period ended September 1, 2007. The operating results for the twenty-six week period ended September 1, 2007 include the operating results of Brooks Eckerd for the thirteen week period ended September 1, 2007. Although there was an improvement in revenue related to the Brooks Eckerd acquisition, the level of revenue increase was not as large as expected due to a loss of pharmacy customers. Operating results were also negatively impacted by an increase in SG&A as a percent of revenues, an increase in store closing and impairment charges, an increase in interest expense and a loss on debt modification related to the refinancing transactions in May and July of 2008. These items are described in further detail in the following sections.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
	(dollars in thousands)
Revenues	$6,500,244	$6,573,699	$13,113,100	$11,004,112
Revenue (decline) growth	(1.1)%	54.2%	19.2%	28.4%
Same store sales growth	0.6%	1.1%	1.0%	1.7%
Pharmacy sales (decline) growth	(2.4)%	63.1%	20.4%	32.7%
Same store pharmacy sales growth	0.0%	1.4%	0.5%	2.1%
Pharmacy sales as a % of total sales	66.9%	67.4%	67.2%	66.2%
Third party sales as a % of total pharmacy sales	96.4%	95.9%	96.3%	95.8%
Front-end sales growth	0.2%	38.3%	15.1%	20.4%
Same store front-end sales growth	1.9%	0.6%	1.8%	1.1%
Front-end sales as a % of total sales	33.1%	32.6%	32.8%	33.8%
Store data:
Total stores (beginning of period)	5,004	3,332	5,059	3,333
New stores	8	11	13	17
Store acquisitions, net	1	1,855	9	1,862
Closed stores	(83)	(56)	(151)	(70)
Total stores (end of period)	4,930	5,142	4,930	5,142
Relocated stores	17	8	23	15
Remodeled stores	22	20	59	35

  Revenues

        Revenues declined 1.1% in the thirteen week period ended August 30, 2008, due to a reduction in the store base resulting from the closure of unprofitable stores and stores that were in close proximity, as well as the same store sales trends described below. Revenue growth was 19.2% in the twenty-six week period ended August 30, 2008, driven primarily by the acquisition of the Brooks Eckerd stores on

June 4, 2007. Same store sales trends, which include the results of the Brooks Eckerd stores in the thirteen week period ended August 30, 2008, are described in the following paragraphs.

        Pharmacy same store sales were flat in the thirteen week period ended August 30, 2008. Increases in price per prescription were offset by a same store prescription decline of 1.7%, driven by script count declines in the Brooks Eckerd stores. Pharmacy same store sales for the core Rite Aid stores increased 2.8% while pharmacy same store sales at the Brooks Eckerd stores declined 4.6%. However, this trend has improved over the decline of 6.7% in the thirteen week period ended May 31, 2008. Although the turnaround to positive pharmacy comparable sales growth at Brooks Eckerd is taking longer than expected we believe that these trends will continue to improve through our focus on prescription file buys, our senior loyalty program, our new Rite Aid Rx savings card and our pharmacy marketing and promotional programs to get back lost customers.

        Pharmacy same store sales increased by 0.5% in the twenty-six week period ended August 30, 2008. Increases in price per prescription were offset by a same store prescription decline, driven by script count declines in the Brooks Eckerd stores. Also impacting the negative script trend was slower growth in the Medicare Part D program, a growing number of 90 day prescriptions, switches of prescriptions to over-the-counter products and the economic environment.

        Front-end same store sales increased by 1.9% and 1.8% in the thirteen and twenty-six week periods ended August 30, 2008. The increase was primarily due to a higher percentage of promotional sales and strong performance in our consumable and over-the-counter categories. These items were offset somewhat by weakness in the overall economic environment and decreases in photo sales, which were due to the continuing trend of consumers printing fewer images and the conversion of our photo technology to FUJI digital equipment. Front-end same store sales for the core Rite Aid stores increased 3.6% in the thirteen week period ended August 30, 2008, while front-end same store sales for the Brooks Eckerd stores declined 2.7% for the thirteen week period ended August 30, 2008. However, this trend has improved over the decline of 8.8% in the thirteen week period ended May 31, 2008 and the same store sales results for Brooks Eckerd in the month of August were positive.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

  Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
	(dollars in thousands)
Cost of goods sold	$4,722,070	$4,783,888	$9,526,680	$7,998,722
Gross profit	1,778,174	1,789,811	3,586,420	3,005,390
Gross margin rate	27.4%	27.2%	27.3%	27.3%
Selling, general and administrative expenses	1,780,631	1,742,148	3,573,605	2,861,790
Selling, general and administrative expenses as a percentage of revenues	27.4%	26.5%	27.3%	26.0%
Store closing and impairment charges	51,825	16,587	88,087	20,617
Interest expense	118,565	123,250	236,805	191,975
Loss on debt modifications and retirements, net	36,197	—	39,905	—
Acquisition related financing commitment charge	—	12,900	—	12,900
Loss (gain) on sale of assets and investments, net	7,607	1,651	12,947	(2,579)

  Cost of Goods Sold

        Gross margin rate was 27.4% for the thirteen week period ended August 30, 2008 compared to 27.2% for the thirteen week period ended September 1, 2007. The improvement in gross margin rate was driven by an improvement in pharmacy gross margin rate, an increase in the percentage of generic drugs sold and a lower cost of generics. This was partially offset by a reduction in front end gross margin rates, due to less vendor promotional support, and an increase in distribution costs, which was caused by an increase in fuel prices.

        Gross margin rate was 27.3% for the twenty-six week period ended August 30, 2008 compared to 27.3% for the twenty-six week period ended September 1, 2007. The improvement in pharmacy gross margin rate, an increase in the percentage of generic drugs sold and a lower cost of generics was offset by a reduction in front end gross margin rate, due to less vendor promotional support, a higher level of promotional sales and an increase in distribution costs, which was caused by an increase in fuel prices.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $15.1 million and $30.2 million for the thirteen and twenty-six week periods ended August 30, 2008 versus LIFO charges of $16.0 million and $25.3 million for the thirteen and twenty-six week periods ended September 1, 2007.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 27.4% in the thirteen week period ended August 30, 2008 compared to 26.5% in the thirteen week period ended September 1, 2007. The increase in SG&A as a percentage of revenues is primarily due to an increase in depreciation and amortization expense related primarily to increased intangible assets resulting from the allocation of the purchase price of Brooks Eckerd, an increase in rent and occupancy expense in new and relocated stores and the sale and leaseback of owned stores and inflation in salaries and benefit costs. These increases were partially offset by a decrease in expense related to the integration of the Brooks Eckerd stores and distribution centers. We have put initiatives in place in the second half of Fiscal 2009 to improve our SG&A as a percent of revenues, including changes to our labor scheduling designed to improve staffing efficiency.

        SG&A as a percentage of revenues was 27.3% in the twenty-six week period ended August 30, 2008 compared to 26.0% in the twenty-six week period ended September 1, 2007. The increase in SG&A as a percentage of revenues is primarily due to an increase in depreciation and amortization expense related primarily to increased intangible assets resulting from the allocation of the purchase price of Brooks Eckerd, an increase in rent and occupancy expense in new and relocated stores and the sale and leaseback of owned stores and inflation in salaries and benefit costs.

  Store Closing and Impairment Charges

        Store closing and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
	(dollars in thousands)
Impairment charges	$4,654	$582	$7,248	$2,326
Store and equipment lease exit charges	47,171	16,005	80,839	18,291

	$51,825	$16,587	$88,087	$20,617

         Impairment Charges:    Impairment charges include non-cash charges of $4.7 million and $0.6 million in the thirteen week periods ended August 30, 2008 and September 1, 2007, respectively,

for the impairment of long-lived assets at 108 and eight stores, respectively. Impairment charges include non-cash charges of $7.2 million and $2.3 million for the twenty-six week periods ended August 30, 2008 and September 1, 2007, respectively, for the impairment of long-lived assets at 138 and 23 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

         Store and Equipment Lease Exit Charges:    During the thirteen week periods ended August 30, 2008 and September 1, 2007, we recorded charges for 68 stores and nine stores, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended August 30, 2008 and September 1, 2007, we recorded charges for 117 and 20 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        Interest expense was $118.6 million and $236.8 million for the thirteen and twenty-six week periods ended August 30, 2008, compared to $123.2 million and $192.0 million for the thirteen and twenty-six week periods ended September 1, 2007. The decrease in interest expense for the thirteen week period ended August 30, 2008 was due to a decrease in LIBOR, which decreased interest expense on borrowings under our senior secured credit facility. The increase in interest expense for the twenty-six week period ended August 30, 2008 was due to increased borrowings to fund the Brooks Eckerd acquisition.

        The weighted average interest rates on our indebtedness for the twenty-six week period ended August 30, 2008 and September 1, 2007 were 7.0% and 7.8%, respectively.

  Income Taxes

        We recorded an income tax expense from continuing operations of $5.3 million and an income tax benefit from continuing operations of $38.6 million for the thirteen week periods ended August 30, 2008 and September 1, 2007, respectively, and income tax expense from continuing operations of $10.3 million and income tax benefit from continuing operations of $39.5 million for the twenty-six week periods ended August 30, 2008 and September 1, 2007, respectively. The expense for income taxes for the twenty-six week period ended August 30, 2008 is primarily attributable to the accrual of state and local taxes. The provision for income taxes for the twenty-six week period ended September 1, 2007 was net of a benefit of $7.0 million for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $1.8 million for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $2.1 million and related interest of $1.7 million due to expiration of certain state statutes.

        As a result of the implementation of FIN 48, our tax contingencies decreased $6.6 million, and after the deferred tax impact of $2.2 million, the net effect was accounted for as an increase to retained earnings of $4.4 million. The decrease in unrecognized tax benefits would have decreased income tax expense in prior periods. As of August 30, 2008 the total amount of unrecognized tax benefits that would be recorded as an adjustment to goodwill and not impact the effective tax rate in a future period was $237.0 million. The remaining unrecognized tax benefits would impact the effective tax rate in a future period, although any impact on the effective rate may be mitigated by the valuation allowance that is maintained against our net deferred tax assets. Upon the adoption of SFAS 141(Revised) which applies to our fiscal year 2010, changes in income tax uncertainties recorded in a business combination will also affect income tax expense and will no longer impact goodwill. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect the change to have a significant impact on the results of operations or the financial position of our company.

        We recognize tax liabilities in accordance with FIN 48 and management adjusts these liabilities with changes in judgement as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

        Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS No. 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. Accordingly, the valuation allowance on federal and state net deferred tax assets was increased during the fourth quarter of fiscal 2008. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

Liquidity and Capital Resources

  General

        We have five primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our receivable securitization agreements, (iv) the revolving credit facility under our senior secured credit facility and (v) sale-leasebacks of owned property. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to fund capital expenditures and to provide funds for payment and repurchase of our debt.

  Credit Facility

        Our senior credit facility consists of a $1.75 billion revolving credit facility and three term loans, which are described in subsequent paragraphs. Borrowings under the revolving credit facility currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate depending on the amount of revolver availability, as specified in the senior secured credit facility. We are required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

        Our ability to borrow under the senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At August 30, 2008, we had $1.013 billion of borrowings outstanding under the revolving credit facility. At August 30, 2008, we also had letters of credit outstanding against the revolving credit facility of $187.9 million, which gave us additional borrowing capacity of $549.1 million.

        In November 2006, we entered into an amendment of our senior secured credit facility and borrowed $145.0 million under a senior secured term loan (the "Tranche 1 Term Loans"). The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate depending on the amount of availability under our revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable on September 30, 2010, or earlier, if there is a shortfall in our borrowing base under our revolving credit facility.

        On June 4, 2007, we further amended our senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105.0 million and borrowed the full amount thereunder (the "Tranche 2 Term Loans"). The Tranche 2 Term Loans will mature on June 4, 2014 and currently bears interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required. In July 2008, we incurred a new senior secured term loan in the aggregate principal amount of $350.0 million (the "Tranche 3 Term Loans")as part of the refinancing of several series of outstanding notes with restrictive indentures. The Tranche 3 Term Loans were issued at a discount of 90% of par. The Tranche 3 Term Loans mature on June 4, 2014 and bear interest at LIBOR plus 3.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. We must make mandatory repayments of the Tranche 3 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under the revolving credit facility, prepayment of the Tranche 3 Term Loans may also be required.

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after September 30, 2014. However, other indentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after September 30, 2014; however other indentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows for the repurchase of any debt with a maturity on or before June 4, 2014 and for the voluntary repurchase of debt with a maturity after June 4, 2014 if we maintain availability on the revolving credit facility of at least $100.0 million.

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

  Other

        On June 4, 2008, we commenced a tender offer and consent solicitation under which we offered to repurchase all outstanding amounts of our 8.125% senior secured notes due May 2010, our 7.5% senior secured notes due January 2015 and our 9.25% notes due June 2013. On July 8, 2008, the tender offer expired and we repaid $348.9 million of the outstanding balance of our 8.125% notes due May 2010, $199.6 million of our 7.5% notes due January 2015 (and subsequently redeemed the amount that otherwise would have remained outstanding) and $144.0 million of the outstanding balance of our 9.25% senior notes due 2013. As a result of the tender offer and consent solicitation, the indentures governing these notes were amended to eliminate or modify substantially all restrictive covenants, certain events of default and other provisions contained in the indentures (other than, among other covenants, the covenants to pay interest and premium, if any, on, and principal of, the notes when due), release the subsidiary guarantees and release all the collateral securing the obligations of the subsidiary guarantors under the 8.125% notes and the 7.5% notes. The transaction was done because these notes had restrictions on secured debt that prohibited us from fully drawing on our revolving credit facility under certain circumstances.

        This transaction was financed via the issuance of the Tranche 3 Term Loans and the issuance of a $470.0 million 10.375% senior secured note due July 2016. The 10.375% senior secured notes due 2016 were issued pursuant to an indenture, dated as of July 9, 2008, among Rite Aid, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and are unsecured, unsubordinated obligations of Rite Aid and rank equally in right of payment with all of Rite Aid's other unsecured, unsubordinated indebtedness. Rite Aid's obligations under the notes are guaranteed, subject to certain limitations, by all of our subsidiaries that guarantee our obligations under our existing senior secured credit facility, including the Tranche 3 Term Loan, and the 7.5% senior secured notes due 2017. These guarantees are secured, subject to permitted liens, by second priority liens granted by the subsidiary guarantors on all of the assets that secure Rite Aid's obligations under our existing senior secured credit facility. The indenture that governs the 10.375% senior secured notes due 2016 contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The senior 10.375% secured notes due July 2016 were issued at a discount of 90.588% of par.

        We issued $158.0 million of 8.5% convertible notes due May 2015 in May 2008. These notes are unsecured and unguaranteed and are effectively junior to the secured debt of the Company. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.59 per share, subject to adjustments to prevent dilution, at any time. Proceeds from the issuance of these notes were used to fund the redemption of our 6.125% notes due December 2008, by deposit with the trustee for such notes.

        The aggregate annual principal payments of long-term debt as of August 30, 2008 for the remainder of fiscal 2009 and thereafter are as follows: 2009—$6.7 million; 2010—$14.7 million; 2011—$1,183.9 million; 2012—$14.8 million; 2013—$14.8 million; and $4,756.1 million in 2014 and thereafter. At August 30, 2008 we were in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

  Sale Leaseback Transactions

        During the twenty-six week period ended August 30, 2008 we sold a total of 72 owned stores to independent third parties. Net proceeds from these sales were $192.8 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 64 of these leases as operating leases and eight are being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. Gains on these transactions of $3.8 million have been deferred and are being recorded over the related minimum lease terms.

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

  Off Balance Sheet Obligations

        We maintain securitization agreements with several multi-seller asset-backed commercial paper vehicles ("CPVs"). Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity ("SPE") and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. We guarantee certain performance obligations of our affiliates under the securitization agreements, which includes continued servicing of such receivables, but do not guarantee the collectibility of the receivables and obligor creditworthiness. These agreements provide for us to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs.

        Under the terms of the securitization agreements, the total amount of interest in receivables that can be transferred to the CPVs is $650.0 million. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur, at the discretion of the CPVs, on a weekly basis. At August 30, 2008 and March 1, 2008, the total outstanding receivables that have been transferred to CPVs were $500.0 million and $435.0 million, respectively. The following table details receivable transfer activity for the thirteen week periods ended August 30, 2008 and September 1, 2007:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
	(in thousands)
Average amount of outstanding receivables transferred	$495,385	$317,527	$458,462	$338,516
Total receivable transfers	$1,721,000	$1,151,000	$3,344,000	$2,441,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$1,726,000	$1,241,000	$3,279,000	$2,501,000

        At August 30, 2008 and March 1, 2008, we retained an interest in the eligible third party pharmaceutical receivables not transferred to the CPVs of $416.6 million and $493.8 million, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet.

        Prior to September 16, 2008 the program fee under the securitization agreement was the CPVs' commercial paper rate plus 1.00%. The liquidity fee was 0.25%. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended August 30, 2008 and September 1, 2007 were $4.6 million and $5.1 million, respectively. Program and liquidity fees for the twenty-six week periods end August 30, 2008 and September 1, 2007 were $9.3 million and $11.0 million, respectively.

        On September 16, 2008, the securitization agreement was amended. As a result of the amendment, the CPV's extended their commitment to purchase under the securitization agreement to January 15, 2009. Subsequent to January 15, 2009, should any of the CPV's fail to renew their commitment under these agreements, we continue to have access to a backstop credit facility, which is backed by the banks under the securitization agreement, and which expires in September 2010, to provide liquidity. Amounts available under the backstop facility would be dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution and adjustments to the formula would be at the discretion of the banks.

        The amendment to the securitization agreement also modifies the program and liquidity fees. The program fee will be calculated at commercial borrowing rates (which often approximate LIBOR) plus 1.25%, applied to receivables transferred to the CPV's. The liquidity fee will be calculated as 1.50% of the total securitization agreement commitment of $650.0 million.

        Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At August 30, 2008 and March 1, 2008, we had $2.3 million and $3.3 million of cash, respectively, that was restricted for the payment of trustee fees.

        As of August 30, 2008, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Our operating activities used $9.2 million and provided $46.7 million of cash in the twenty-six week periods ended August 30, 2008 and September 1, 2007, respectively. In addition to our loss from operations in the twenty-six week period ended August 30, 2008, operating cash flow was also impacted by interest payments of $235.6 million, increases in inventory due to inventory build and a decrease in other liabilities, due largely to bonus and benefit payments. These items were partially offset by advances on our accounts receivable securitization facility, an increase in accounts payable and a decrease in accounts receivable. Operating cash flow for the twenty-six week period ended September 1, 2007 was primarily provided by increases in accounts payable and other liabilities and a decrease in accounts receivable, offset by a net loss of $42.0 million, an increase in inventories and payments to our accounts receivable securitization.

        Cash used in investing activities was $184.3 million and $2,636.4 million for the twenty-six week periods ended August 30, 2008 and September 1, 2007, respectively. Cash used in investing activities for the twenty-six weeks ended August 30, 2008 was for the purchase of property plant equipment ($303.0 million) and prescription files ($61.5 million). Proceeds from sales leaseback transactions of $161.6 million and dispositions of $18.6 million partially offset these expenditures. Cash used in investing activities for the twenty-six week period ended September 1, 2007 was primarily for the acquisition of Brooks Eckerd and purchase of property, plant and equipment and intangible assets offset by proceeds from sale-leaseback transactions and asset dispositions.

        Cash provided by financing activities was $208.1 million and $2,653.9 million for the twenty-six week periods ended August 30, 2008 and September 1, 2007, respectively. Cash provided by financing activities for the twenty-six weeks ended August 30, 2008 was due to borrowings on our revolving credit facility to fund our seasonal inventory build and costs incurred for the refinancing of our secured note indentures. Cash provided by financing activities for the twenty-six week period ended September 1, 2007 was primarily provided by proceeds from issuance of long-term debt utilized to fund the Brooks Eckerd acquisition, net proceeds from our revolving credit facility, the change in the zero balance cash accounts and net proceeds from the issuance of common stock offset by financing costs paid, scheduled debt payments and preferred stock cash dividend payments.

  Capital Expenditures

        During the twenty-six week period ended August 30, 2008, we spent $364.4 million on capital expenditures, consisting of $143.0 million related to new store construction, store relocation and store remodel projects, $59.0 million related to technology enhancements, improvements to distribution centers and other corporate requirements, $101.0 million related to the integration of Brooks Eckerd and $61.4 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $550 million during fiscal 2009, consisting of approximately 40% related to new store construction, store relocation, store remodel and store improvement projects, 25% related to the integration of Brooks Eckerd, 15% related to the purchase of prescription files from independent pharmacies and 20% related to technology enhancements, improvements in distribution centers and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities, proceeds from sale-leaseback transactions and use of the revolving credit facility. We plan to open or relocate approximately 85 stores in fiscal 2009, with at least 50% being relocated or expanded stores. These relocations and openings will be focused in our strongest existing markets. We also expect to continue remodeling stores.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions including current conditions in the financial markets; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt, including additional debt incurred for the acquisition of Brooks Eckerd. Based upon our current levels of operations, planned improvements in our operating performance and the opportunities that we believe the acquisition of Brooks Eckerd provides, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, sales of accounts receivable under our securitization agreements and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, conditions in the financial markets, status of listing of our stock on the New York Stock Exchange and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, a FASB Staff Position (FSP) was proposed to delay the effective dates of SFAS No. 157 as it relates to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. We have adopted SFAS No. 157 as of March 2, 2008 as it relates to financial assets and liabilities and there was no impact on the financial statements. We are currently evaluating the impact of SFAS No. 157 on nonfinancial assets and liabilities and expect the adoption to have an impact on fair value calculations used in our testing of goodwill, intangibles, and fixed assets for impairment.

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

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition—Critical Accounting Policies and Estimates" included in our fiscal 2008 10-K report.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" included herein and in our fiscal 2008 10-K and "Management's Disussion and Analysis of Financial Condition and Results of Operations" included in our fiscal 2008 10-K.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 30, 2008

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at August 30, 2008
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$279	$172	$11,305	$215	$214	$3,402,992	$3,415,177	$2,367,329
Average Interest Rate	7.64%	7.09%	8.11%	7.00%	7.00%	8.91%	8.90%
Variable Rate	$6,400	$14,550	$1,172,550	$14,550	$14,550	$1,353,130	$2,575,730	$2,432,400
Average Interest Rate	4.47%	4.65%	4.08%	4.65%	4.65%	4.77%	4.45%

        As of August 30, 2008, 43% of our total debt is exposed to fluctuations in variable interest rates. Proceeds from our sales of accounts receivable under our securitization agreements fluctuate depending on outstanding commercial paper rates, which approximate LIBOR.

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

ITEM 4.    Controls and Procedures

  (a)
  Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Acting Principal Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

 PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        We have been contacted by the U.S. Department of Justice, representing the Drug Enforcement Administration concerning certain alleged civil violations of the recordkeeping and reporting requirements of the Controlled Substances Act. We are in continuing discussions with the government on resolving this matter. The amount of the civil penalty has not been agreed to and there can be no assurance that a settlement will be reached. In the opinion of management, the amount of the civil penalty will not have a material adverse effect on our financial condition and results of operations.

ITEM 1A.    Risk Factors

        In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed below and disclosed in our Fiscal 2008 10-K and in our 10-Q for the thirteen week period ended May 31, 2008.

        Current economic conditions may adversely affect our industry, business and results of operations.

        The United States economy is currently undergoing a period of slowdown and unprecedented volatility, which some observers view as a possible recession, and the future economic environment may continue to be less favorable than that of recent years. This slowdown has and could further lead to reduced consumer spending in the foreseeable future. If consumer spending continues to slow down or decrease, we will not be able to improve our same store sales. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit. A continued softening in consumer sales may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our working capital for planned store improvements and otherwise hinder our ability to improve our stock performance in connection with our long term strategy.

        We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of August 30, 2008, $6.2 billion of outstanding indebtedness and stockholders' equity of $1.3 billion. As of August 30, 2008, we also had additional borrowing capacity under our existing $1.75 billion senior secured revolving credit facility of approximately $549.1 million net of outstanding letters of credit of $187.9 million. Our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2008, 2007, 2006, and 2004 by $340.6 million, $50.8 million, $23.1 million, and $2.6 million, respectively. Our ratio of earnings to fixed charges for fiscal 2005 was 1.15.

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

        The United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our senior secured credit facility fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our revolving credit facility. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal year 2009 and have no material maturities prior to September 2010, our securitization facility, which is a source of liquidity for us, expires in January 2009 and if we are unable to renew it, we will have to rely on a more costly backstop facility committed through September 2010. Furthermore, if our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt we could be forced to reduce or delay planned capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of the actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts, to refinance our indebtedness or to successfully undertake any of these other actions could have a material adverse effect on us.

        If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted. In the event that we are not able to regain compliance, we may be required to repurchase or refinance our 8.5% convertible notes due 2016.

        If we do not meet the New York Stock Exchange ("NYSE") continued listing requirements, the NYSE may take action to delist our common stock. Our common stock is currently listed on the NYSE. The continued listing requirements of the NYSE require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days. Our closing stock price on October 7, 2008 was $0.75 and had an average closing price of $1.01 for the trailing 30 trading-day period. If we are notified by the NYSE that we have not met the continued listing requirements, we generally would have a six-month period to take action to meet the minimum price requirements before our common stock could be suspended for trading or delisted, subject to continued compliance with other NYSE continued listing criteria. We intend to take steps to cure any such non-compliance should we fall below the NYSE's requirements. If at the end of the six-month cure period, we are unable to satisfy the NYSE criteria for continued listing based on our closing price per share or fail to meet the NYSE's other continued listing requirements during such cure period, our common stock may be subject to delisting. A delisting of our common stock could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) and may limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets.

        In addition, delisting of our common stock on the NYSE would constitute a "fundamental change" under the indenture governing our 8.5% convertible notes due 2016 (the "Convertible Notes"). If such a fundamental change occurs, holders of the Convertible Notes will be entitled to require us to repurchase their Convertible Notes, or any portion of the principal amount thereof at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, together with accrued interest, if any, to but excluding the repurchase date (which may be no earlier than 30 and no later than 60 days after the date we deliver notice of the fundamental change). In order to fund any required repurchases, we might be required to seek additional financing for such amounts. We can give no assurance that we would be able to obtain such financing, on favorable terms, or at all, or that we will be permitted to repurchase the Convertible Notes under our other debt instruments.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        On June 25, 2008, we held our 2008 Annual Meeting of Stockholders. At the 2008 Annual Meeting, our stockholders elected five directors to hold office until the 2011 Annual Meeting of Stockholders and until their respective successors are elected and qualified, by the following votes:

Common and LGP Preferred Stock

Francois J. Coutu	For: 703,239,908	Withheld: 42,811,709
Michael A. Friedman, MD	For: 704,158,811	Withheld: 41,892,806
Robert G. Miller	For: 704,415,269	Withheld: 41,636,348
Michael N. Regan	For: 705,003,368	Withheld: 41,048,249
Dennis Wood	For: 704,717,010	Withheld: 41,334,607

        The LGP preferred stockholders votes of 50,712,650 were all for the election of the five directors listed above.

        The following directors continue to hold office until their terms expire in 2009; Michel Coutu, Joseph B. Anderson Jr., James L. Donald, Jonathan Sokoloff and Marcy Syms, and until their terms expire in 2010; Mary F. Sammons, Andre Belzile, George G. Golleher and Philip G. Satre.

        At the 2008 Annual Meeting, our stockholders approved the appointment of Deloitte as auditors for the year ended February 28, 2009. The votes were 735,378,135 for and 8,457,299 against, with 2,216,177 being withheld. The LGP preferred stockholders votes of 50,712,650 were all for the appointment of Deloitte.

ITEM 5.    Other Information

        On October 7, 2008, our Board of Directors appointed Doug Donley, our Senior Vice President and Chief Accounting Officer, to serve as acting principal financial officer through the date of this report. Frank G. Vitrano, who had been appointed Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer on September 24, 2008, continues to serve in these roles but since Mr. Vitrano was not with the company during the term covered by this report and Mr. Donley served in the role of principal financial officer for purposes of preparing this report, our Board of Directors determined that it is more appropriate for Mr. Donley to serve as acting principal financial officer and make the certifications of the company's principal financial officer contained in this report. Effective immediately following the date of this report, Mr. Vitrano will resume the duties of our principal financial officer. Neither Mr. Donley nor Mr. Vitrano received any equity grants nor were any changes made to the compensation or employment arrangements of either officer in connection with the foregoing.

        On October 7, 2008, we executed the second amendment to the Supply Agreement dated December 22, 2003 with McKesson, our primarily supplier of pharmaceutical products. The amendment modifies the pricing for certain purchases covered under the agreement. We do not expect this amendment to have a material impact on our results of operations, financial position, or cash flows.

ITEM 6.    Exhibits

        (a) The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	5.50% Series I Mandatory Convertible Preferred Stock Certificate of Designation dated August 2, 2005	Exhibit 3.1 to Form 8-K, filed on August 24, 2005
3.8	Amended Restated By-laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
3.9	Amendment to Sections 1, 3 and 4 of Article 4 of Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on December 21, 2000
4.1
	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993

Exhibit Numbers	Description	Incorporation By Reference To
4.2

	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.6 to Form 10-Q, filed on July 12, 2007
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010.	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.8	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.9

	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on July 12, 2007
4.10
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.11
	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on July 12, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.13	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.14	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.15
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on July 12, 2007
4.16
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N. A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.17
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.18	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.19

	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.20
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.21	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.21 to Form 10-Q, filed on July 10, 2008
4.22
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's Senior Debt Securities	Exhibit 4.22 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.23	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.24

	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
4.25	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
10.1
	Amendment and Restatement Agreement, dated as of July 9, 2008, relating to the Credit Agreement dated as of June 27, 2001, as amended and restated as of June 4, 2007, among Rite Aid Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent and Bank of America, N.A., as syndication agent and the Credit Agreement, dated as of June 27, 2001, as amended and restated as of July 9, 2008, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent, and Bank of America, N.A., as syndication agent.	Exhibit 10.1 to Form 10-Q, filed on July 10, 2008
10.2	Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of September 24, 2008	Filed herewith
10.3	Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008	Filed herewith
11	Statement regarding computation of earnings per share. (See Note 4 to the condensed consolidated financial statements)	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Acting Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and Acting Principal Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 8, 2008	RITE AID CORPORATION
	By:	/s/ ROBERT B. SARI Robert B. Sari Executive Vice President and General Counsel
Date: October 8, 2008	By:	/s/ DOUGLAS E. DONLEY Douglas E. Donley Acting Principal Financial Officer

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
RITE AID CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts) (unaudited)
RITE AID CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (unaudited)
RITE AID CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
RITE AID CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Thirteen and Twenty-Six Week Periods Ended August 30, 2008 and September 1, 2007 (Dollars and share information in thousands, except per share amounts) (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 1A. Risk Factors
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits
SIGNATURES