Form 10-Q
period 2008-11-29
RITE AID CORP
filed 2009-01-07
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2008
OR
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

        The registrant had 859,127,715 shares of its $1.00 par value common stock outstanding as of January 5, 2009.

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

        Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

  •
  our high level of indebtedness and our ability to refinance our indebtedness, including our securitization facility, on terms favorable to us;

  •
  our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

  •
  our ability to improve the operating performance of our stores in accordance with our long term strategy and implement effective marketing programs;

  •
  our ability to realize the benefits of the acquisition of Brooks Eckerd including positive same store sales growth for Brooks Eckerd and cost savings;

  •
  our ability to reduce our expenses, and achieve improved operating efficiency;

  •
  our ability to significantly improve pharmacy sales for the acquired Brooks Eckerd stores;

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

  •
  the continued general economic downturn, interest rate movements and access to capital, including our continuing ability to complete sale and leaseback transactions;

  •
  our ability to maintain the listing of our common stock on the New York Stock Exchange, and the resulting impact on our indebtedness, results of operations and financial condition; and

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission ("the SEC").

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008 ("the Fiscal 2008 10-K"), which we filed with the SEC on April 29, 2008 and in the section entitled "Risk Factors" included in our Quarterly Report for the thirteen and twenty-six weeks ended August 30, 2008, which we filed with the SEC on October 8, 2008. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	November 29, 2008	March 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$148,860	$155,762
Accounts receivable, net	592,323	665,971
Inventories, net of LIFO reserve of $652,729 and $562,729	3,982,628	3,936,827
Prepaid expenses and other current assets	96,543	163,334

Total current assets	4,820,354	4,921,894
Property, plant and equipment, net	2,725,778	2,873,009
Goodwill	1,810,223	1,783,372
Other intangibles, net	1,087,723	1,187,327
Deferred tax assets	328,478	384,163
Other assets	353,480	338,258

Total assets	$11,126,036	$11,488,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$42,065	$185,609
Accounts payable	1,311,263	1,425,768
Accrued salaries, wages and other current liabilities	1,075,115	1,110,288
Defered tax liabilities	47,744	76,374

Total current liabilities	2,476,187	2,798,039
Long-term debt, less current maturities	6,109,553	5,610,489
Lease financing obligations, less current maturities	196,035	189,426
Other noncurrent liabilities	1,233,082	1,178,884

Total liabilities	10,014,857	9,776,838
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,467 and 1,393	146,692	139,253
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,414 and 1,352	141,378	135,202
Preferred stock—series I, par value $1 per share, liquidation value $25 per share; 5,200 shares authorized; shares issued 0 and 4,820	—	116,415
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 859,212 and 830,209	859,212	830,209
Additional paid-in capital	4,142,056	4,047,499
Accumulated deficit	(4,159,051)	(3,537,276)
Accumulated other comprehensive loss	(19,108)	(20,117)

Total stockholders' equity	1,111,179	1,711,185

Total liabilities and stockholders' equity	$11,126,036	$11,488,023

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 29, 2008	December 1, 2007
Revenues	$6,468,601	$6,497,912
Costs and expenses:
Cost of goods sold	4,743,089	4,754,057
Selling, general and administrative expenses	1,711,873	1,730,053
Lease termination and impairment charges	101,635	21,836
Interest expense	126,615	130,306
Gain on sale of assets, net	(1,008)	(2,105)

	6,682,204	6,634,147

Loss from continuing operations before income taxes	(213,603)	(136,235)
Income tax expense (benefit)	29,522	(52,740)

Net loss from continuing operations	$(243,125)	$(83,495)
Loss from discontinued operations, net of tax	—	(1,351)

Net loss	$(243,125)	$(84,846)

Computation of loss attributable to common stockholders:
Net loss	$(243,125)	$(84,846)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(5,591)	(8,168)

Loss attributable to common stockholders—basic and diluted	$(248,742)	$(93,040)

Basic and diluted loss per share	$(0.30)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007
Revenues	$19,581,701	$17,502,024
Costs and expenses:
Cost of goods sold	14,269,769	12,752,779
Selling, general and administrative expenses	5,285,478	4,591,843
Lease termination and impairment charges	189,722	42,453
Interest expense	363,420	322,281
Loss on debt modifications and retirements, net	39,905	12,900
Loss (gain) on sale of assets, net	11,939	(4,684)

	20,160,233	17,717,572

Loss from continuing operations before income taxes	(578,532)	(215,548)
Income tax expense (benefit)	39,861	(92,210)

Net loss from continuing operations	$(618,393)	$(123,338)
Loss from discontinued operations, net of tax	(3,369)	(3,472)

Net loss	$(621,762)	$(126,810)

Computation of loss attributable to common stockholders:
Net loss	$(621,762)	$(126,810)
Accretion of redeemable preferred stock	(77)	(77)
Cumulative preferred stock dividends	(17,081)	(24,295)
Preferred stock beneficial conversion	—	(556)

Loss attributable to common stockholders—basic and diluted	$(638,920)	$(151,738)

Basic and diluted loss per share	$(0.77)	$(0.22)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007
Operating activities:
Net loss	$(621,762)	$(126,810)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	441,349	337,941
Lease termination and impairment charges	189,722	42,453
LIFO charges	90,000	41,373
Loss (gain) on sale of assets and investments, net	11,987	(4,684)
Stock-based compensation expense	25,921	27,618
Loss on debt modifications and retirements, net	39,905	12,900
Changes in deferred taxes	27,055	(89,872)
Proceeds from insured loss	—	8,550
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	110,000	50,000
Proceeds from the sale of inventory	—	8,156
Accounts receivable	(36,916)	8,044
Inventories	(182,038)	(561,144)
Accounts payable	(52,264)	(39,837)
Other assets and liabilities, net	(7,827)	55,237

Net cash provided by (used in) operating activities	35,132	(230,075)

Investing activities:
Payments for property, plant and equipment	(401,460)	(478,431)
Intangible assets acquired	(75,454)	(40,737)
Acquisition of Jean Coutu USA, net of cash acquired	(112)	(2,306,554)
Proceeds from sale-leaseback transactions	161,553	20,757
Proceeds from dispositions of assets and investments	22,904	23,566
Proceeds from insured loss	—	5,950

Net cash used in investing activities	(292,569)	(2,775,449)

Financing activities:
Proceeds from issuance of long-term debt	900,629	2,306,005
Net proceeds from revolver	297,000	708,000
Proceeds from financing secured by owned property	31,266	—
Principal payments on long-term debt	(862,162)	(10,919)
Change in zero balance cash accounts	(64,376)	121,058
Excess tax deduction on stock options	—	5,882
Net proceeds from issuance of common stock	1,117	12,722
Payments for preferred stock dividends	(3,466)	(11,535)
Financing costs paid	(49,473)	(58,195)

Net cash provided by financing activities	250,535	3,073,018

(Decrease) increase in cash and cash equivalents	(6,902)	67,494
Cash and cash equivalents, beginning of period	155,762	106,148

Cash and cash equivalents, end of period	$148,860	$173,642

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $1,248 and $1,515, respectively)	$303,334	$206,974

Cash payments of income taxes, net of refunds	$2,776	$2,762

Equipment financed under capital leases	$6,014	$6,357

Equipment received for noncash consideration	$23,081	$290

Reduction in lease financing obligation	$17,021	$30,520

Preferred stock dividends paid in additional shares	$13,615	$12,760

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 29, 2008 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2008 10-K.

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

3.    Acquisition

        On June 4, 2007, the Company acquired of all of the membership interests of JCG (PJC) USA, LLC ("Jean Coutu USA") the holding company for the Brooks Eckerd drugstore chain ("Brooks Eckerd"), from Jean Coutu Group (PJC) Inc. ("Jean Coutu Group"), pursuant to the terms of the Stock Purchase Agreement (the "Agreement") dated August 23, 2006. As consideration for the acquisition of Jean Coutu USA (the "Acquisition"), the Company paid $2,307,747 and issued 250,000 shares of Rite Aid common stock. The Company financed the cash payment via the establishment of a new term loan facility, issuance of senior notes and borrowings under its revolving credit facility. The

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3.    Acquisition (Continued)

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

	Thirty-Nine Week Periods Ended
	November 29, 2008	December 1, 2007
	Actual	Pro forma
Net revenues	$19,581,701	$19,973,349
Net loss	(621,762)	(184,344)
Basic and diluted loss per share	$(0.77)	$(0.27)

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

        In connection with the Acquisition, the Company entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group provided certain information technology, network and support services to the Company. This agreement expired in September 2008. During the thirty-nine week periods ended November 29, 2008 and December 1, 2007, the Company recorded expense of $894 and $3,185, respectively, for services provided under this agreement.

4.    Reverse Stock Split

        On December 2, 2008, the Company's stockholders authorized a reverse stock split of its common stock at one of three ratios, 1-for-10, 1-for-15 or 1-for-20, to be selected by the Board of Directors. The objective of the reverse stock split is to ensure that Rite Aid regains compliance with the New York Stock Exchange (NYSE) share price listing rule and maintains its listing on the NYSE. Subject to NYSE rules, Rite Aid has until April 16, 2009 to regain compliance and currently continues to be listed and trade as usual on the NYSE. The exact timing for selection of the split ratio and the effective date

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4.    Reverse Stock Split (Continued)

of the split will be determined by the Board based upon its evaluation as to when such action will be most advantageous to the Company and its stockholders, and the Board currently expects to make those decisions by the end of the Company's current fiscal year.

        The Company's stockholders also approved a decrease in the total number of authorized shares from 1,520,000,000 shares to 520,000,000. Upon effectiveness of the reverse stock split, the total authorized shares will be comprised of 500,000,000 shares of common stock, par value of $1.00 per share and 20,000,000 shares of preferred stock, par value of $1.00 per share. All relevant amounts in the accompanying condensed consolidated financial statements are presented on a pre-split basis since the Company's stock has not yet begun trading on a post-split basis.

5.    Convertible Preferred Stock

        On November 17, 2008, the remaining outstanding 2,416 shares of Series I Mandatory Convertible Preferred Stock ("Series I preferred stock") converted into common stock at a rate of 5.6561 shares of common stock for every share of Series I preferred stock.

6.    Loss Per Share

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Numerator for loss per share:
Net loss	$(243,125)	$(84,846)	$(621,762)	$(126,810)
Accretion of redeemable preferred stock	(26)	(26)	(77)	(77)
Cumulative preferred stock dividends	(5,591)	(8,168)	(17,081)	(24,295)
Preferred stock beneficial conversion	—	—	—	(556)

Loss attributable to common stockholders, basic and diluted	$(248,742)	$(93,040)	$(638,920)	$(151,738)

Denominator:
Basic and diluted weighted average shares	840,554	785,512	833,855	699,453
Basic and diluted loss per share:	$(0.30)	$(0.12)	$(0.77)	$(0.22)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6.    Loss Per Share (Continued)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of November 29, 2008 and December 1, 2007:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Stock options	72,190	65,712	72,190	65,712
Convertible preferred stock	52,376	110,272	52,376	110,272
Convertible debt	61,045	—	61,045	—

	185,611	175,984	185,611	175,984

        Also excluded from the computation of diluted loss per share as of November 29, 2008 and December 1, 2007 are restricted shares of 6,876 and 9,601 which are included in shares outstanding.

7.    Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Impairment charges	$67,588	$5,825	$74,853	$8,151
Store and equipment lease exit charges	34,047	16,011	114,869	34,302

	$101,635	$21,836	$189,722	$42,453

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7.    Lease Termination and Impairment Charges (Continued)

Impairment charges

        Impairment charges include non-cash charges of $67,588 and $5,825 for the thirteen week periods ended November 29, 2008 and December 1, 2007, for the impairment of long-lived assets at 406 and 52 stores, respectively. Impairment charges include non-cash charges of $74,853 and $8,151 for the thirty-nine week periods ended November 29, 2008 and December 1, 2007, for the impairment of long-lived assets at 544 and 75 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable. During the third quarter of fiscal 2009, the Company determined that a broader triggering event might have taken place within the Company's store base. Specifically, the broader impairment review was triggered by the increased severity of the economic turmoil and weakening U.S. economy during the quarter, which had a negative impact on the performance relating to a certain number of stores. This broader impairment analysis led to an additional charge for the third quarter of fiscal 2009 in the amount of $59,200. This amount represents management's estimate of impairment for the quarter, and additional amounts could be recorded at year end based upon information available at that time. This charge is primarily due to current and projected operating results at certain of the Company's Brooks Eckerd stores not being sufficient to cover the asset values at these stores.

Store and equipment lease exit charges

        During the thirteen week periods ended November 29, 2008 and December 1, 2007, the Company recorded charges for 29 and 16 stores to be closed or relocated under long term leases in each respective period. During the thirty-nine week periods ended November 29, 2008 and December 1, 2007, the Company recorded charges for 146 and 36 stores to be closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7.    Lease Termination and Impairment Charges (Continued)

Acquisition and therefore were recorded as part of allocation of the purchase price of Jean Coutu USA.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Balance—beginning of period	$375,662	$326,250	$329,682	$195,205
Provision for present value of noncancellable lease payments of closed stores	15,097	5,353	94,176	16,722
Changes in assumptions about future sublease income, terminations and changes in interest rates	14,282	8,419	11,233	9,561
Reversal of reserves for stores that management has determined will remain open	—	(1,465)	—	(1,465)
Interest accretion	5,327	3,933	14,593	10,067
Leased properties of Jean Coutu USA closed or designated to be closed	—	(1,304)		134,868
Cash payments, net of sublease income	(21,635)	(15,688)	(60,951)	(39,460)

Balance—end of period	$388,733	$325,498	$388,733	$325,498

        The Company's revenues and income before income taxes for the thirteen and thirty-nine week periods ended November 29, 2008 and December 1, 2007 include results from stores that have been closed or are planned to be closed as of November 29, 2008. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2007	December 1, 2007
Revenues	$28,693	$201,563	$236,702	$621,183
Loss from operations	(4,616)	(2,977)	(40,832)	(9,065)

        Included in these stores' loss from operations for the thirteen week periods ended November 29, 2008 and December 1, 2007, are depreciation and amortization charges of $452 and $1,128 and closed store inventory liquidation charges of $1,894 and $1,681, respectively. Included in these stores' loss from operations for the thirty-nine week periods ended November 29, 2008 and December 1, 2007, are depreciation and amortization charges of $3,616 and $3,594 and closed store inventory liquidation charges of $7,174 and $4,297, respectively. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues. The amounts indicated above do not include the results of operations for stores closed related to discontinued operations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8.    Income Taxes

        The Company recorded an income tax expense from continuing operations of $29,522 and an income tax benefit from continuing operations of $52,740 for the thirteen week periods ended November 29, 2008 and December 1, 2007 respectively, and income tax expense from continuing operations of $39,861 and income tax benefit from continuing operations of $92,210 for the thirty-nine week periods ended November 29, 2008 and December 1, 2007, respectively. The income tax expense for the thirteen and thirty-nine week period ended November 29, 2008 is primarily attributable to the increase of the valuation allowance on previously recorded federal and state net deferred tax assets. The provision for income taxes for the thirty-nine week period ended December 1, 2007 included a net benefit of $7,860 for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $5,974 for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $5,163 and related interest of $2,490 due to expiration of certain state statutes.

        Effective March 4, 2007, the Company adopted the provisions of FIN 48. As of November 29, 2008, and March 1, 2008 unrecognized tax benefits totaled $270,130 and $233,014, respectively. The Company recognizes interest and penalties related to tax contingencies as income tax expense. As of November 29, 2008 and March 1, 2008, the total amount of accrued income tax-related interest and penalties was $44,248 and $33,608, respectively.

        As of November 29, 2008 the total amount of unrecognized tax benefits that would be recorded as an adjustment to goodwill and not impact the effective tax rate in a future period was $238,025, which includes related interest and penalties. The remaining unrecognized tax benefits would impact the effective tax rate in a future period, although any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets. Upon the adoption of SFAS 141(Revised) which applies to fiscal year 2010, changes in income tax uncertainties recorded in a business combination will also affect income tax expense and will no longer impact goodwill. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of November 29, 2008 the Company had a corresponding recoverable indemnification asset from Jean Coutu Group, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2002. However, any net operating losses that were generated in these closed years may be subject to adjustment by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax return for Brooks Eckerd for fiscal years 2004 and 2005. Additionally, the IRS is examining the consolidated U.S. income tax return for Rite Aid Corporation and subsidiaries for fiscal years 2006 and 2007. State income tax returns are generally subject to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8.    Income Taxes (Continued)

examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from 1996.

        The valuation allowances as of November 29, 2008 and March 1, 2008 apply to the net deferred tax assets of the Company. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The valuation allowance on federal and state net deferred tax assets was increased during the third quarter of 2009 and the fourth quarter of 2008. The increase for 2009 is related to the impact of the current economic conditions on 2009 results and the filing of the fiscal 2008 income tax returns. Accordingly, the Company had a valuation allowance against net deferred tax assets of $1,353,503 and $1,103,973 at November 29, 2008 and March 1, 2008, respectively.

9.    Discontinued Operations

        During the fourth quarter of fiscal 2008, the Company entered into agreements to sell the prescription files of 28 of its stores in the Las Vegas Nevada area. The Company owned four of these stores and the remaining stores were leased. The Company has assigned the lease rights of 17 of these stores to other entities and closed the remaining stores. The Company has sold one of the owned stores and plans to sell the remaining three owned stores. The sale and transfer of the prescription files has been completed and the inventory at the closed stores has been liquidated.

        The Company has presented the operating results of Las Vegas as a discontinued operation in the statement of operations for the thirty-nine week period ended November 29, 2008 and the thirteen and thirty-nine week periods ended December 1, 2007. The following amounts have been segregated from continuing operations and included in discontinued operations:

	Thirteen Week Period Ended	Thirty-Nine Week Period Ended
	December 1, 2007	November 29, 2008	December 1, 2007
Revenues	$25,632	$267	$78,535
Costs and expenses:
Cost of goods sold	18,838	1,652	58,126
Selling, general and administrative expenses	8,873	1,936	25,751
Loss on sale of assets	—	48	—

Total costs and expenses	27,711	3,636	83,877

Loss from discontinued operations before income taxes	(2,079)	(3,369)	(5,342)
Income tax benefit	(728)	—	(1,870)

Net loss from discontinued operations	$(1,351)	$(3,369)	$(3,472)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9.    Discontinued Operations (Continued)

        The assets and liabilities of the divested stores as of November 29, 2008 and March 1, 2008 are not significant and have not been segregated in the consolidated balance sheets.

10.    Accounts Receivable

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

        The securitization agreement expires in September of 2010. Under the terms of the securitization agreement, the CPV's enter into commitments to purchase of no longer than 364 days. The CPV's current commitments to purchase expire on January 15, 2009. The securitization agreement also provides for a backstop credit facility that is supported by the banks under the securitization agreement and that the Company can access if the CPV's do not renew their commitment to purchase.

        Under the terms of the securitization agreements, the total amount of interest in receivables that can be transferred to the CPVs is $650,000. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur, at the discretion of the CPV's, on a weekly basis. At November 29, 2008 and March 1, 2008, the total outstanding receivables that have been transferred to CPVs were $545,000 and $435,000, respectively. The following table details receivable transfer activity for the thirteen and thirty-nine week periods ended November 29, 2008 and December 1, 2007:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Average amount of outstanding receivables transferred	$512,363	$320,879	$476,429	$332,637
Total receivable transfers	$1,950,000	$1,233,000	$5,294,000	$3,673,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$1,905,000	$1,123,000	$5,184,000	$3,623,000

        At November 29, 2008 and March 1, 2008, the Company retained an interest in the eligible third party pharmaceutical receivables not transferred to the CPVs of $449,061 and $493,833, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10.    Accounts Receivable (Continued)

        On September 16, 2008, the securitization agreement was amended. As a result of the amendment, the CPV's extended their commitment to purchase under the securitization agreement to January 15, 2009. Subsequent to January 15, 2009, should any of the CPV's fail to renew or extend their commitment under these agreements, the Company continues to have access to the backstop credit facility to provide liquidity to the Company. If the Company has to draw on the backstop facility, the rate will be LIBOR plus 5.50%. This rate will be applied to the entire facility commitment of $650,000. Amounts available under the backstop facility would be dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution. Adjustments to the formula would be at the discretion of the banks.

        The amendment to the securitization agreement also modified the program and liquidity fees. The program fee is calculated as commercial paper borrowing rates (which often approximate LIBOR) plus 1.25% applied to receivables transferred to the CPV's. The liquidity fee is calculated as 1.50% of the total securitization agreement commitment of $650,000. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended November 29, 2008 and December 1, 2007 were $7,613 and $6,310, respectively. Program and liquidity fees for the thirty-nine week periods ended November 29, 2008 and December 1, 2007 were $16,921 and $17,289, respectively.

        Rite Aid Corporation guarantees certain performance obligations of its affiliates under the securitization agreements, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness.

        Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company's corporate concentration account. At November 29, 2008 and March 1, 2008, the Company had $2,724 and $3,277 of cash, respectively, that is restricted for the payment of trustee fees.

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

11.    Sale Leaseback Transactions

        During the thirty-nine week period ended November 29, 2008, the Company sold a total of 72 owned properties to independent third parties. Net proceeds from these sales were $192,819. Concurrent with these sales, the Company entered into agreements to lease the stores back from the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11.    Sale Leaseback Transactions (Continued)

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

        During the thirty-nine week period ended December 1, 2007, the Company sold a total of five owned properties to independent third parties. Net proceeds from these sales were $20,757. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for all of these leases as operating leases. A gain of $1,928 was deferred and is being recorded over the minimum term of these leases.

12.    Goodwill and Other Intangibles

        The Company accounts for goodwill under the guidance set forth in SFAS No. 142, which specifies that goodwill should not be amortized. The Company's policy is to evaluate goodwill for impairment on an annual basis at the end of its fiscal year or more frequently if events or circumstances occur that would indicate a reduction in the fair value of the Company. On November 29, 2008, the carrying value of the Company's net assets was $1,111,179 and the market capitalization of the Company's outstanding shares, assuming conversion of outstanding preferred shares, was $474,026. Accordingly, management performed an interim goodwill impairment test in accordance with SFAS 142. Management has calculated the estimated fair value of the Company as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants as of November 29, 2008. Management arrived at the estimated fair value by preparing a discounted cash flow analysis using updated forward looking projections of the Company's estimated future operating results. Based on the results of the discounted cash flow analysis management has concluded that the Company's fair value exceeds its carrying value at November 29, 2008 and that goodwill is not impaired. The Company also considered as an indicator of market value the market value of its common stock as of November 29, 2008. However, given the extreme volatility in the stock market during the quarter ended November 29, 2008, as well as the impact that the credit crisis and the recession had on the equity markets during that period, and the fact that, after consideration of a control premium, the Company's stock only started to trade below book value during the third quarter, management concluded that it was appropriate to place more reliance on fair value as calculated by the Company's discounted cash flow model in evaluating goodwill impairment as of November 29, 2008. Management's continued reliance on its discounted cash flow model may not be appropriate in the future if the Company's market capitalization continues to be less than the carrying value of the Company's net assets. If we determine that we have not passed the step one test of SFAS 142, we believe that the entire recorded amount of goodwill would be impaired under the step two test of SFAS 142.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

12.    Goodwill and Other Intangibles (Continued)

        The significant assumptions used by management in its discounted cash flow analysis include: net income, the discount rate used to present value future cash flows, and capital expenditures. Net income assumptions include sales growth assumptions which are based on the Company's historical trends, including the impact of the converted Brooks Eckerd stores and normal prescription file purchases, but do not include the impact of any new stores or relocated stores. Also included in net income are gross margin and SG&A growth assumptions which are based on the historical relationship of those measures compared to sales and include certain cost cutting initiatives which management began to undertake in the third quarter of 2009. The Company's discount rate used is a "market participant" weighted average cost of capital ("WAAC") and was 10.5% at November 29, 2008. The Company assumed a level of capital expenditures of approximately $350,000 to $370,000 per year, which includes the cost of normal prescription file purchases. Management has performed a sensitivity analysis on its significant assumptions and has determined that a reasonable, negative change in its assumptions, as follows, would not impact its conclusion: reduce net income by 10%, increase the WAAC by 100 basis points, or increase capital expenditures by 10%.

        The Company's intangible assets other than goodwill are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as November 29, 2008 and March 1, 2008.

	November 29, 2008			March 1, 2008
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$727,140	$(275,927)	11 years	$738,855	$(240,079)	12 years
Prescription files	1,207,375	(570,865)	8 years	1,152,620	(464,069)	9 years

Total	$1,934,515	$(846,792)		$1,891,475	$(704,148)

        Also included in other non-current liabilities as of November 29, 2008 and March 1, 2008 are unfavorable lease intangibles with a net carrying amount of $130,360 and $147,035, respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $50,691 and $151,756 for the thirteen and thirty-nine week periods ended November 29, 2008. Amortization expense for these intangible assets and liabilities was $53,209 and $112,884 for the thirteen and thirty-nine week periods ended December 1, 2007. The anticipated annual amortization expense for these intangible assets and liabilities is 2009—$193,751; 2010—$178,680; 2011—$165,079; 2012—$131,179; and 2013—$106,420.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

13.    Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at November 29, 2008 and March 1, 2008:

	November 29, 2008	March 1, 2008
Secured Debt:
Senior secured revolving credit facility due September 2010	$1,146,000	$849,000
Senior secured credit facility term loan due September 2010	145,000	145,000
Senior secured credit facility term loan due June 2014	1,099,475	1,105,000
Senior secured credit facility term loan due July 2016 ($350,000 face value less unamortized discount of $33,028)	316,972	—
7.5% senior secured notes due January 2015	—	200,000
10.375% senior secured notes due July 2016 ($470,000 face value less unamortized discount of $42,393)	427,607	—
7.5% senior secured notes due March 2017	500,000	500,000
Other secured	4,357	2,740

	3,639,411	2,801,740
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $4,930 and 5,458)	405,070	404,542
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $11,057 and 12,033)	798,943	797,967

	1,704,013	1,702,509
Unsecured Unguaranteed Debt:
6.125% fixed-rate senior notes due December 2008	—	150,000
8.125% senior notes due May 2010	11,117	358,500
9.25% senior notes due June 2013	6,015	148,739
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	158,000	—
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	782,905	1,265,012
Lease financing obligations	221,324	216,263

Total debt	6,347,653	5,985,524
Current maturities of long-term debt and lease financing obligations	(42,065)	(185,609)

Long-term debt and lease financing obligations, less current maturities	$6,305,588	$5,799,915

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

13.    Indebtedness and Credit Agreements (Continued)

Refinancing Transactions

        In July 2008, pursuant to a tender offer and consent solicitation, the Company repurchased substantially all of the outstanding amounts of its 8.125% senior secured notes due May 2010, its 7.5% senior secured notes due January 2015 and its 9.25% senior notes due June 2013. This transaction was done because these notes had restrictions on the incurrence of liens securing the secured debt that prohibited the Company from fully drawing on its revolving credit facility under certain circumstances. The remaining outstanding amounts of such series no longer contain such restrictions and are no longer secured or guaranteed. The Company recorded a loss on debt modification related to these transactions of $36,558 in the thirteen week period ended August 30, 2008.

        These transactions were financed via the issuance of a new senior secured term loan (the "Tranche 3 Term Loan") of $350,000 under the Company's existing senior secured credit facility and the issuance of a $470,000 aggregate principal amount of 10.375% senior secured notes due July 2016. The Tranche 3 Term Loan was issued at a discount of 90% of par. The Tranche 3 Term Loan matures on June 4, 2014 and bears interest at LIBOR (with a minimum LIBOR rate of 3.00%) plus 3.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate (with a minimum base rate of 4.00%) plus 2.00%. The Company must make mandatory prepayments of the Tranche 3 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company's borrowing base under the Company's revolving credit facility, prepayment of the Tranche 3 Term Loan may also be required.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

13.    Indebtedness and Credit Agreements (Continued)

redemption of the 6.125% notes due 2008, which included payment of a make whole premium to the noteholders and unamortized debt issue costs on the notes.

Credit Facility

        The Company has a senior secured credit facility that includes a $1,750,000 revolving credit facility. Borrowings under the revolving secured credit facility currently bear interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The interest rate can fluctuate depending upon the amount of the revolver availability, as specified in the senior secured credit facility. The Company is required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At November 29, 2008, the Company had $1,146,000 of borrowings outstanding under the revolving credit facility. At November 29, 2008, the Company also had letters of credit outstanding against the revolving credit facility of $174,303, which gave the Company additional borrowing capacity of $429,697.

        In November 2006, the Company entered into an amendment of its senior secured credit facility and borrowed $145,000 under a senior secured term loan (the "Tranche 1 Term Loans"). The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The interest rate can fluctuate depending on the amount of availability under the Company's revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable on September 30, 2010, or earlier, if there is a shortfall in the Company's borrowing base under its revolving credit facility.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

13.    Indebtedness and Credit Agreements (Continued)

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

        The subsidiary guarantees related to the Company's senior secured credit facility and the guaranteed indentures are unconditional and joint and several. Also, the parent company has no independent assets or operations, and subsidiaries not guaranteeing the credit facility and applicable indentures are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

13.    Indebtedness and Credit Agreements (Continued)

Other

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of November 29, 2008, the amount of additional secured and unsecured debt that could be incurred under these indentures was $812,464.

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2009 and thereafter are as follows: 2009—$3,873; 2010—$16,588; 2011—$1,316,855; 2012—$14,765; 2013—$14,764 and $4,759,484 in 2014 and thereafter.

14.    Stock Option and Stock Awards

        Effective March 5, 2006, the Company adopted SFAS No. 123 (R), "Share-Based Payment" using the modified prospective transition method. Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Total share-based compensation expense for the thirty-nine week periods ended November 29, 2008 and December 1, 2007 was $25,921 and $29,833, respectively.

        The total number and type of grants and the related weighted average fair value for the thirty-nine week periods are as follows:

	November 29, 2008		December 1, 2007
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	13,483	$0.44	10,446	$3.24
Stock awards granted	2,607	$0.95	7,042	$6.07

Total awards	16,090		17,488

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

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

14.    Stock Option and Stock Awards (Continued)

        The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007
Expected stock price volatility	50%	52%
Expected dividend yield	0%	0%
Risk-free interest rate	2.9%	5.0%
Expected option life	5.25 years	5.5 years

        As of November 29, 2008, there was $25,918 of total unrecognized pre-tax compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.4 years. As of November 29, 2008, there was $18,996 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 1.6 years.

15.    Retirement Plans

        Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended November 29, 2008 and December 1, 2007, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Service cost	$572	$724	$13	$12	$2,114	$2,440	$38	$36
Interest cost	1,397	1,354	300	285	4,305	4,106	900	861
Expected return on plan assets	(1,289)	(1,246)	—	—	(3,979)	(3,790)	—	—
Amortization of unrecognized net transition obligation	—	—	—	21	—	—	—	65
Amortization of unrecognized prior service cost	250	249	—	—	748	747	—	—
Amortization of unrecognized net loss	30	164	5	24	246	634	15	72

Net pension expense	$960	$1,245	$318	$342	$3,434	$4,137	$953	$1,034

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2008 and December 1, 2007

(Dollars and share information in thousands, except per share amounts)

(unaudited)

15.    Retirement Plans (Continued)

        During the thirteen and thirty-nine week periods ended November 29, 2008 the Company contributed $454 and $1,315, respectively, to the Nonqualified Executive Retirement Plan. During the thirty-nine week period ended November 29, 2008 the Company contributed $1,174 to the Defined Benefit Pension Plan. During the remainder of fiscal 2009, the Company expects to contribute $438 to the Nonqualified Executive Retirement Plans.

16.    Commitments and Contingencies

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

        The Company has been contacted by the U.S. Department of Justice, representing the Drug Enforcement Administration concerning certain alleged civil violations of the recordkeeping and reporting requirements of the Controlled Substances Act. The Company is in continuing discussions with the government on resolving this matter. The Company has reached an agreement to settle this matter for $5,000, which has been reserved against this potential liability. The Company has also agreed, among other things, to maintain an existing compliance program designed to detect and prevent the diversion of controlled substances as required under the Controlled Substances Act.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended November 29, 2008 was $243.1 million compared to $84.8 million for the thirteen week period ended December 1, 2007. The increase in net loss was primarily driven by an increase in lease termination and impairment charges, an increase in LIFO expense, and an income tax expense of $29.5 million for the thirteen week period ended November 29, 2008, compared to an income tax benefit of $52.7 million for the thirteen week period ended December 1, 2007. These items were partially offset by an improvement in gross margin rate (after adjusting for the impact of the increased LIFO expense) and an improvement in selling, general and administrative expenses ("SG&A") as a percentage of sales. These items are described in further detail in the following sections.

        Net loss for the thirty-nine week period ended November 29, 2008 was $621.8 million compared to net loss of $126.8 million for the thirty-nine week period ended December 1, 2007. The operating results for the thirty-nine week period ended December 1, 2007 include the operating results of Brooks Eckerd for the twenty-six week period ended December 1, 2007. Operating results were negatively impacted by an increase in SG&A as a percentage of revenues, an increase in store closing and impairment charges, an increase in interest expense, a loss on debt modification related to the refinancing transactions that occurred in May and July of 2008 and an income tax expense of $39.9 million in the thirty-nine week period ended November 29, 2008, compared to an income tax benefit of $92.2 million in the thirty-nine week period ended December 1, 2007. These items are described in further detail in the following sections.

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" included herein and in our fiscal 2008 10-K and our 10-Q for the twenty-six weeks ended August 30, 2008, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our fiscal 2008 10-K.

Recent Events

        On December 2, 2008, our stockholders authorized a reverse stock split of our common stock at one of three ratios, 1-for-10, 1-for-15 or 1-for-20, to be selected by the Board of Directors. The objective of the reverse stock split is to ensure that Rite Aid regains compliance with the New York Stock Exchange (NYSE) share price listing rule and maintains its listing on the NYSE. Subject to NYSE rules, Rite Aid has until April 16, 2009 to regain compliance and currently continues to be listed and trade as usual on the NYSE. The exact timing for selection of the split ratio and the effective date of the split will be determined by the Board based upon its evaluation as to when such action will be most advantageous for Rite Aid and our stockholders. The Board currently expects to make those decisions by the end of our current fiscal year.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
	(dollars in thousands)
Revenues	$6,468,601	$6,497,912	$19,581,701	$17,502,024
Revenue (decline) growth	(0.5)%	51.3%	11.9%	36.0%
Same store sales growth	1.4%	0.7%	1.1%	1.4%
Pharmacy sales (decline) growth	(1.4)%	60.6%	12.1%	42.1%
Same store pharmacy sales growth	1.0%	1.2%	0.7%	1.8%
Pharmacy sales as a % of total sales	67.9%	68.3%	67.5%	67.0%
Third party sales as a % of total pharmacy sales	96.4%	96.0%	96.3%	95.9%
Front-end sales growth	0.4%	33.9%	9.9%	24.9%
Same store front-end sales growth (decline)	2.3%	(0.4)%	2.0%	0.6%
Front-end sales as a % of total sales	32.1%	31.7%	32.5%	33.0%
Store data:
Total stores (beginning of period)	4,930	5,142	5,059	3,333
New stores	13	12	26	29
Store acquisitions, net	—	—	9	1,862
Closed stores	(29)	(65)	(180)	(135)
Total stores (end of period)	4,914	5,089	4,914	5,089
Relocated stores	23	21	46	36
Remodeled stores	11	93	70	128

  Revenues

        Revenues declined 0.5% in the thirteen week period ended November 29, 2008, due to a reduction in the store base resulting from the closure of unprofitable stores and stores that were in close proximity, as well as the same store sales trends described below. Revenue growth was 11.9% in the thirty-nine week period ended November 29, 2008, driven primarily by the acquisition of the Brooks Eckerd stores on June 4, 2007. Same store sales trends, which include the results of the Brooks Eckerd stores in the thirty-nine week period ended November 29, 2008, are described in the following paragraphs.

        Pharmacy same store sales improved 1.0% in the thirteen week period ended November 29, 2008. Increases in price per prescription were offset by a same store prescription decline of 1.0%, driven by script count declines in the Brooks Eckerd stores and increased generic penetration. Pharmacy same store sales for the core Rite Aid stores increased 3.0% while pharmacy same store sales at the Brooks Eckerd stores declined 2.6%. However, this trend has improved over the decline of 4.6% in pharmacy same store sales in the Brooks Eckerd stores in the thirteen week period ended August 30, 2008. We believe that pharmacy comparable sales trends at the Brooks Eckerd stores will continue to improve as a result of our focus on prescription file buys, our senior loyalty program, our new Rite Aid Rx savings card, our courtesy refill program and our pharmacy marketing and promotional programs to get back lost customers.

        Pharmacy same store sales increased by 0.7% in the thirty-nine week period ended November 29, 2008. Increases in price per prescription were offset by a same store prescription decline, driven by script count declines in the Brooks Eckerd stores and increased generic penetration. Also impacting the negative script trend were switches of prescriptions to over-the-counter products and the overall economic environment.

        Front-end same store sales increased by 2.3% and 2.0% in the thirteen and thirty-nine week periods ended November 29, 2008, respectively. The increase was primarily due to strong performance in our consumable and over-the-counter categories and improvement in our private brand penetration. These items were offset somewhat by weakness in the overall economic environment which had a negative impact on seasonal sales and decreases in photo sales, which were due to the continuing trend of consumers printing fewer images as well as the costs of the conversion of our photo technology to FUJI digital equipment. Front-end same store sales for the core Rite Aid stores increased 1.9% in the thirteen week period ended November 29, 2008, while front-end same store sales for the Brooks Eckerd stores increased 3.7% for the thirteen week period ended November 29, 2008.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

  Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
	(dollars in thousands)
Cost of goods sold	$4,743,089	$4,754,057	$14,269,769	$12,752,779
Gross profit	1,725,512	1,743,855	5,311,932	4,749,245
Gross margin rate	26.7%	26.8%	27.1%	27.1%
Selling, general and administrative expenses	1,711,873	1,730,053	5,285,478	4,591,843
Selling, general and administrative expenses as a percentage of revenues	26.5%	26.6%	27.0%	26.2%
Lease termination and impairment charges	101,635	21,836	189,722	42,453
Interest expense	126,615	130,306	363,420	322,281
Loss on debt modifications and retirements, net	—	—	39,905	12,900
Loss (gain) on sale of assets, net	(1,008)	(2,105)	11,939	(4,684)

  Cost of Goods Sold

        Gross margin rate was 26.7% for the thirteen week period ended November 29, 2008 compared to 26.8% for the thirteen week period ended December 1, 2007. The increase in LIFO charges discussed below offset an improvement in FIFO gross margin rate. Front-end gross margin rate on a FIFO basis improved due to a decrease in shrink expense, improved markdown control and improved billing margins, offset slightly by deterioration in the photo gross margin. The decrease in photo gross margin is due to lower revenues and rate, which were both negatively impacted by the migration of consumers from one hour photo to digital. Pharmacy gross margin rate on a FIFO basis improved due to an improvement in generic mix, offset somewhat by a decrease in reimbursement rates. Distribution costs improved due to better labor control, reductions in volume due to lower inventory and a decline in fuel costs.

        Gross margin rate was 27.1% for the thirty-nine week period ended November 29, 2008 compared to 27.1% for the thirty-nine week period ended December 1, 2007. The improvement in pharmacy gross margin rate, which was driven by an increase in the percentage of generic drugs sold and a lower cost of generics, was offset by a reduction in front end gross margin rate due to less vendor promotional support, an increase in distribution costs, which was caused by an increase in fuel prices, and an increase in LIFO expense.

        We use the last-in, first-out (LIFO) method of inventory valuation. Cost of sales includes LIFO charges of $59.8 million and $90.0 million for the thirteen and thirty-nine week periods ended November 29, 2008 versus LIFO charges of $16.0 million and $41.4 million for the thirteen and thirty-nine week periods ended December 1, 2007. We finalize our inventory valuation calculation annually during our fourth fiscal quarter, when inflation rate and inventory levels are known. However, due to increases in product costs, we are anticipating higher LIFO expenses for the year than what was originally estimated and have therefore recorded higher LIFO expense in the thirteen week period ended November 29, 2008.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 26.5% in the thirteen week period ended November 29, 2008 compared to 26.6% in the thirteen week period ended December 1, 2007. The improvement in SG&A as a percentage of revenues is due to decreased integration expense, a reduction in store and administrative labor costs, a reduction in workers compensation and general liability insurance expenses and a reduction in non-union medical expenses. These items were partially offset by increases in union benefit costs, depreciation expense and occupancy expense.

        SG&A as a percentage of revenues was 27.0% in the thirty-nine week period ended November 29, 2008 compared to 26.2% in the thirty-nine week period ended December 1, 2007. The increase in SG&A as a percentage of revenues is primarily due to an increase in depreciation and amortization expense related primarily to increased intangible assets resulting from the allocation of the purchase price of Brooks Eckerd, an increase in rent and occupancy expense in new and relocated stores, the sale and leaseback of owned stores and inflation in salaries and benefit costs. These items were somewhat offset by a decrease in intergration expenses and advertising costs.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
	(dollars in thousands)
Impairment charges	$67,588	$5,825	$74,853	$8,151
Store and equipment lease exit charges	34,047	16,011	114,869	34,302

	$101,635	$21,836	$189,722	$42,453

         Impairment Charges:    Impairment charges include non-cash charges of $67.6 million and $5.8 million in the thirteen week periods ended November 29, 2008 and December 1, 2007, respectively, for the impairment of long-lived assets at 406 and 52 stores, respectively. Impairment charges include non-cash charges of $74.9 million and $8.2 million for the thirty-nine week periods ended November 29, 2008 and December 1, 2007, respectively, for the impairment of long-lived assets at 544 and 75 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. During the thirteen week period ended November 29, 2008, we determined that a broader triggering event might have taken place within our store base. Specifically, the broader impairment review was triggered by the increased severity of the economic turmoil and weakening U.S. economy during the quarter, which had a negative impact on the performance relating to a certain number of stores. This broader impairment analysis led to an additional charge for the thirteen week period ended November 29, 2008 of $59.2 million. This amount represents our estimate of impairment for the quarter and additional amounts could be recorded at year end based upon information available at that time. The charge is primarily due to current and projected operating results at certain of our Brooks Eckerd stores not being sufficient to cover asset values at these stores.

         Goodwill impairment:    We account for goodwill under the guidance set forth in SFAS No. 142, which specifies that goodwill should not be amortized. Our policy is to evaluate goodwill for impairment on an annual basis at the end of our fiscal year or more frequently if events or circumstances occur that would indicate a reduction in the fair value of our company. On November 29, 2008 the carrying value of our net assets was $1,111.2 million and the market capitalization of our outstanding shares, assuming conversion of outstanding preferred shares, was $474.0 million. Accordingly, we performed an interim goodwill impairment test in accordance with SFAS 142. We calculated the estimated fair value of our company as that amount that would be received to sell our company as a whole in an orderly transaction between market participants as of November 29, 2008. We arrived at the estimated fair value by preparing a discounted cash analysis using updated forward looking projections of our estimated future operating results. Based on the results of the discounted cash flow analysis, we concluded that our fair value exceeds our carrying value at November 29, 2008 and that goodwill is not impaired. We also considered as an indicator of market value the market value of our common stock as of November 29, 2008. However, given the extreme volatility in the stock market during the quarter ended November 29, 2008, as well as the impact that the credit crisis and the recession had on the equity markets during that period, and the fact that, after consideration of a control premium, our stock only started to trade below book value during the third quarter, we concluded that it was appropriate to place more reliance on fair value as calculated by our discounted cash flow model in evaluating goodwill impairment as of November 29, 2008. Our continued reliance on our discounted cash flow model may not be appropriate in the future if our market capitalization continues to be less than the carrying value of our net assets. If we determine that we have not passed the step one test of SFAS 142, we believe that the entire recorded amount of goodwill would be impaired under the step two test of SFAS 142.

        The significant assumptions we used in our discounted cash flow analysis include: net income, the discount rate used to present value future cash flows, and capital expenditures. Net income assumptions include sales growth assumptions which are based on our historical trends, including the impact of the converted Brooks Eckerd stores and normal prescription file purchases, but do not include the impact of any new stores or relocated stores. Also included in net income are gross margin and SG&A growth assumptions which are based on the historical relationship of those measures compared to sales and include certain cost cutting initiatives which we began to undertake in the third quarter of 2009. Our discount rate used is a "market participant" weighted average cost of capital ("WAAC") and was 10.5% at November 29, 2008. We assumed a level of capital expenditures of approximately $350,000 to $370,000 per year, which includes the cost of normal prescription file purchases. We performed a sensitivity analysis on our significant assumptions and determined that a reasonable, negative change in its assumptions, as follows, would not impact our conclusion: reduce net income by 10%, increase the WAAC by 100 basis points, or increase capital expenditures by 10%.

         Store and Equipment Lease Exit Charges:    During the thirteen week periods ended November 29, 2008 and December 1, 2007, we recorded charges for 29 and 16 stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended November 29, 2008 and December 1, 2007, we recorded charges for 146 and 36 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        Interest expense was $126.6 million and $363.4 million for the thirteen and thirty-nine week periods ended November 29, 2008, respectively, compared to $130.3 million and $322.3 million for the thirteen and thirty-nine week periods ended December 1, 2007, respectively. The decrease in interest expense for the thirteen week period ended November 29, 2008 was due to a decrease in LIBOR, which decreased interest expense on borrowings under our senior secured credit facility. The increase in interest expense for the thirty-nine week period ended November 29, 2008 was due to increased borrowings to fund the Brooks Eckerd acquisition.

        The weighted average interest rates on our indebtedness for the thirty-nine week periods ended November 29, 2008 and December 1, 2007 were 7.0% and 7.7%, respectively.

  Income Taxes

        We recorded an income tax expense from continuing operations of $29.5 million and an income tax benefit from continuing operations of $52.7 million for the thirteen week periods ended November 29, 2008 and December 1, 2007, respectively, and income tax expense from continuing operations of $39.9 million and income tax benefit from continuing operations of $92.2 million for the thirty-nine week periods ended November 29, 2008 and December 1, 2007, respectively. The expense for income taxes for the thirteen and thirty-nine week period ended November 29, 2008 is primarily attributable to the increase of the valuation allowance on previously recorded federal and state net deferred tax assets. The provision for income taxes for the thirty-nine week period ended December 1, 2007 included a net benefit of $7.9 million for the increase in deferred tax assets as a result of enacted state tax legislation as well as a net benefit of $6.0 million for discrete items related to the recognition of previously unrecognized tax benefits. The discrete items associated with the previously unrecognized tax benefits included tax of $5.2 million and related interest of $2.5 million due to expiration of certain state statutes.

        As a result of the implementation of FIN 48, our tax contingencies decreased $6.6 million, and after the deferred tax impact of $2.2 million, the net effect was accounted for as an increase to retained earnings of $4.4 million. The decrease in unrecognized tax benefits would have decreased income tax expense in prior periods. As of November 29, 2008 the total amount of unrecognized tax benefits that would be recorded as an adjustment to goodwill and not impact the effective tax rate in a future period was $238.0 million. The remaining unrecognized tax benefits would impact the effective tax rate in a future period, although any impact on the effective rate may be mitigated by the valuation allowance that is maintained against our net deferred tax assets. Upon the adoption of SFAS 141(Revised) which applies to our fiscal year 2010, changes in income tax uncertainties recorded in a business combination will also affect income tax expense and will no longer impact goodwill. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect the change to have a significant impact on the results of operations or the financial position of our company.

        We recognize tax liabilities in accordance with FIN 48 and management adjusts these liabilities with changes in judgement as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

        Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS No. 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The valuation allowance on federal and state net deferred tax assets was increased during the third quarter of 2009 and the fourth quarter of 2008. The increase for 2009 is related to the impact of the current economic conditions on 2009 results and the filing of the fiscal 2008 income tax returns. If current economic conditions continue, a future increase in the valuation allowance may be required. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

Liquidity and Capital Resources

  General

        We have four primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our receivable securitization agreements and (iv) the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to fund capital expenditures and to provide funds for payment of our debt.

  Credit Facility

        Our senior credit facility consists of a $1.75 billion revolving credit facility and three term loans, which are described in subsequent paragraphs. Borrowings under the revolving credit facility currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The interest rate can fluctuate depending on the amount of revolver availability, as specified in the senior secured credit facility. We are required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The amounts drawn on the revolving credit facility become due and payable in September 2010.

        Our ability to borrow under the senior secured credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At November 29, 2008, we had $1.146 billion of borrowings outstanding under the revolving credit facility. At November 29, 2008 we also had letters of credit outstanding against the revolving credit facility of $174.3 million, which gave us additional borrowing capacity of $429.7 million.

        In November 2006, we entered into an amendment of our senior secured credit facility and borrowed $145.0 million under a senior secured term loan (the "Tranche 1 Term Loans"). The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The interest rate can fluctuate depending on the amount of availability under our revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable on September 30, 2010, or earlier, if there is a shortfall in our borrowing base under our revolving credit facility.

        On June 4, 2007, we amended our senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105.0 million and borrowed the full amount thereunder (the "Tranche 2 Term Loans"). The Tranche 2 Term Loans will mature on June 4, 2014 and currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our revolving credit facility, prepayment of the Tranche 2 Term Loans may also be required.

        On July 9, 2008, we incurred a new senior secured term loan in the aggregate principal amount of $350.0 million (the "Tranche 3 Term Loan") as part of the refinancing of several series of outstanding senior notes. The Tranche 3 Term Loan was issued at a discount of 90% of par. The Tranche 3 Term Loan matures on June 4, 2014 and bears interest at LIBOR (with a minimum LIBOR rate of 3.00%) plus 3.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate (with a minimum base rate of 4.00%) plus 2.00%. We must make mandatory prepayments of the Tranche 3 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under the revolving credit facility, prepayment of the Tranche 3 Term Loan may also be required.

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

        The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables the holder of such debt to accelerate the maturity of such debt.

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

        This transaction was financed via the issuance of the Tranche 3 Term Loans and the issuance of a $470.0 million 10.375% senior secured notes due July 2016. The 10.375% senior secured notes due 2016 were issued pursuant to an indenture, dated as of July 9, 2008, among Rite Aid, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and are unsecured, unsubordinated obligations of Rite Aid and rank equally in right of payment with all of Rite Aid's other unsecured, unsubordinated indebtedness. Rite Aid's obligations under the notes are guaranteed, subject to certain limitations, by all of our subsidiaries that guarantee our obligations under our existing senior secured credit facility, including the Tranche 3 Term Loan, and the 7.5% senior secured notes due 2017. These guarantees are secured, subject to permitted liens, by second priority liens granted by the subsidiary guarantors on all of the assets that secure Rite Aid's obligations under our existing senior secured credit facility. The indenture that governs the 10.375% senior secured notes due 2016 contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The senior 10.375% secured notes due July 2016 were issued at a discount of 90.588% of par.

        We issued $158.0 million of 8.5% convertible notes due May 2015 in May 2008. These notes are unsecured and unguaranteed and are effectively junior to the secured debt of the Company. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.59 per share, subject to adjustments to prevent dilution, at any time. Proceeds from the issuance of these notes were used to fund the redemption of our 6.125% notes due December 2008.

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that we can incur. As of November 29, 2008, the amount of additional secured and unsecured debt that could be incurred under these indentures was $812.5 million.

        The aggregate annual principal payments of long-term debt as of November 29, 2008 for the remainder of fiscal 2009 and thereafter are as follows: 2009—$3.9 million; 2010—$16.6 million; 2011—$1,316.9 million; 2012—$14.8 million; 2013—$14.8 million; and $4,759.5 million in 2014 and thereafter. At November 29, 2008 we were in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

  Sale Leaseback Transactions

        During the thirty-nine week period ended November 29, 2008, we sold a total of 72 owned properties to independent third parties. Net proceeds from these sales were $192.8 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 64 of these leases as operating leases and eight are being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. Gains on these transactions of $3.8 million have been deferred and are being recorded over the related minimum lease terms.

        During the thirty-nine week period ended December 1, 2007, we sold five owned properties to independent third parties. Net proceeds from these sales were approximately $20.8 million. Concurrent with these sales, we entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. We accounted for all of these leases as operating leases. A gain of approximately $1.9 million was deferred and is being recorded over the minimum lease term.

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

        The securitization agreement expires in September of 2010. Under the terms of the securitization agreement, the CPV's enter into commitments to purchase of no longer than 364 days. The CPV's current commitments to purchase expire on January 15, 2009. The securitization agreement also provides for a backstop credit facility that is supported by the banks under the securitization agreement and that we can access if the CPV's do not renew their commitment to purchase.

        Under the terms of the securitization agreements, the total amount of interest in receivables that can be transferred to the CPVs is $650.0 million. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur, at the discretion of the CPVs, on a weekly basis. At November 29, 2008 and March 1, 2008, the total outstanding receivables that have been transferred to CPVs were $545.0 million and $435.0 million, respectively. The following table details receivable transfer activity for the thirteen and thirty-nine week periods ended November 29, 2008 and December 1, 2007:

	Thirteen Week Period Ended		Thrity-Nine Week Period Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
	(in thousands)
Average amount of outstanding receivables transferred	$512,363	$320,879	$476,429	$332,637
Total receivable transfers	$1,950,000	$1,233,000	$5,294,000	$3,673,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$1,905,000	$1,123,000	$5,184,000	$3,623,000

        At November 29, 2008 and March 1, 2008, we retained an interest in the eligible third party pharmaceutical receivables not transferred to the CPVs of $449.0 million and $493.8 million, respectively, inclusive of the allowance for uncollectible accounts, which was included in accounts receivable, net, on the consolidated balance sheet.

        On September 16, 2008, the securitization agreement was amended. As a result of the amendment, the CPV's extended their commitment to purchase under the securitization agreement to January 15, 2009. Subsequent to January 15, 2009, should any of the CPV's fail to renew or extend their commitment under these agreements, we continue to have access to a backstop credit facility, which is backed by the banks under the securitization agreement, and which expires in September 2010, to provide liquidity. If we have to draw on the backstop facility, the rate will be LIBOR plus 5.50%. This rate will be applied to the entire facility commitment of $650.0 million. Amounts available under the backstop facility would be dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution and adjustments to the formula would be at the discretion of the banks.

        We are currently in renewal discussions with the banks in the securitization facility. We expect our availability to borrow under the facility to decrease due to expected changes in obligor concentrations. The cost of an amended facility, or cost of funds under the backstop facility, are expected to be greater than the fees currently in place.

        The amendment to the securitization agreement also modified the program and liquidity fees. The program fee is calculated at commercial borrowing rates (which often approximate LIBOR) plus 1.25%, applied to receivables transferred to the CPV's. The liquidity fee is calculated as 1.50% of the total securitization agreement commitment of $650.0 million. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended November 29, 2008 and December 1, 2007 were $7.6 million and $6.3 million, respectively. Program and liquidity fees for the thirty-nine week periods end November 29, 2008 and December 1, 2007 were $16.9 million and $17.3 million, respectively.

        Proceeds from the collections under the receivables securitization agreements are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At November 29, 2008 and March 1, 2008, we had $2.7 million and $3.3 million of cash, respectively, that was restricted for the payment of trustee fees.

        As of November 29, 2008, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Our operating activities provided $35.1 million and used $230.1 million of cash in the thirty-nine week periods ended November 29, 2008 and December 1, 2007, respectively. In addition to our loss from operations in the thirty-nine week period ended November 29, 2008, operating cash flow was also impacted by interest payments of $303.3 million and increases in inventory due to seasonal inventory build. These items were offset by advances on our accounts receivable securitization facility. The use in operating cash flow for the thirty-nine period ended December 1, 2007 was caused by a net loss of $126.8 million and an increase in inventory, driven primarily by Brooks Eckerd integration activities. The year-on-year improvement in cash flow from operations is due to better expense control and a reduction in inventory.

        Cash used in investing activities was $292.6 million and $2,775.4 million for the thirty-nine week periods ended November 29, 2008 and December 1, 2007, respectively. Cash used in investing activities for the thirty-nine weeks ended November 29, 2008 was for the purchase of property plant equipment ($401.5 million) and prescription files ($75.5 million). Proceeds from sales leaseback transactions of $161.6 million and dispositions of $22.9 million partially offset these expenditures. Cash used in investing activities for the twenty-six week period ended December 1, 2007 was primarily for the acquisition of Brooks Eckerd and purchase of property, plant and equipment and intangible assets offset by proceeds from sale-leaseback transactions and asset dispositions.

        Cash provided by financing activities was $250.5 million and $3,073.0 million for the thirty-nine week periods ended November 29, 2008 and December 1, 2007, respectively. Cash provided by financing activities for the thirty-nine weeks ended November 29, 2008 was due to borrowings on our revolving credit facility to fund our seasonal inventory build and costs incurred for the refinancing of our secured note indentures. Cash provided by financing activities for the thirty-nine week period ended December 1, 2007 was primarily provided by proceeds from issuance of long-term debt utilized to fund the Brooks Eckerd acquisition, and net proceeds from our revolving credit facility.

  Capital Expenditures

        During the thirty-nine week period ended November 29, 2008, we spent $476.9 million on capital expenditures, consisting of $187.6 million related to new store construction, store relocation and store remodel projects, $82.1 million related to technology enhancements, improvements to distribution centers and other corporate requirements, $131.7 million related to the integration of Brooks Eckerd and $75.5 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $550 million during fiscal 2009, consisting of approximately 40% related to new store construction, store relocation, store remodel and store improvement projects, 25% related to the integration of Brooks Eckerd, 15% related to the purchase of prescription files from independent pharmacies and 20% related to technology enhancements, improvements in distribution centers and other corporate requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities, proceeds from sale-leaseback transactions and use of the revolving credit facility. We plan to open or relocate approximately 85 stores in fiscal 2009, with at least 50% being relocated or expanded stores. These relocations and openings will be focused in our strongest existing markets. We also expect to continue remodeling stores.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions including current conditions in the financial markets; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt, including additional debt incurred for the acquisition of Brooks Eckerd. We expect our efforts to maintain our New York Stock Exchange ("NYSE") listing will be successful. However, if our common stock is not listed on the NYSE or another national exchange, holders of our 8.5% convertible notes due 2015 (the "Convertible Notes") will be entitled to require us to repurchase their Convertible Notes. Our senior secured credit facility and accounts receivable securitization facility provide that the occurrence of this repurchase right constitutes a default under such facilities. To avoid such a scenario, we may seek to refinance or amend the terms of the Convertible Notes. We can give no assurance that we would be able to obtain any required financing, including a refinancing, on favorable terms, if at all, or that we would receive any waivers or consents required under our debt instruments. Based upon our current levels of operations, planned improvements in our operating performance, the approval by our stockholders of the proposed reverse stock split and the opportunities that we believe the acquisition of Brooks Eckerd provides, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, sales of accounts receivable under our securitization agreements and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, conditions in the financial markets, status of listing of our stock on the New York Stock Exchange and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 29, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value at November 29, 2008
	(dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$235	$2,038	$11,305	$215	$214	$3,404,875	$3,418,882	$1,246,866
Average Interest Rate	7.74%	4.72%	8.11%	7.00%	7.00%	8.90%	8.90%
Variable Rate	$3,638	$14,550	$1,305,550	$14,550	$14,550	$1,354,609	$2,707,447	$1,829,160
Average Interest Rate	5.25%	5.25%	4.17%	5.25%	5.25%	5.38%	4.79%

        As of November 29, 2008, 44% of our total debt is exposed to fluctuations in variable interest rates. Proceeds from our sales of accounts receivable under our securitization agreements fluctuate depending on outstanding commercial paper rates, which approximate LIBOR.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        We have been contacted by the U.S. Department of Justice, representing the Drug Enforcement Administration concerning certain alleged civil violations of the recordkeeping and reporting requirements of the Controlled Substances Act. We are in continuing discussions with the government on resolving this matter. We have reached an agreement to settle this matter for $5.0 million, which has been reserved against this potential liability. We also agreed, among other things, to maintain an existing compliance program designed to detect and prevent the diversion of controlled substances as required under the Controlled Substances Act.

ITEM 1A.    Risk Factors

        In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed below and disclosed in our Fiscal 2008 10-K and in our 10-Q for the twenty-six week period ended August 30, 2008.

         If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted. In the event that we are not able to regain compliance, we may be required to repurchase or refinance our 8.5% convertible notes due 2015.

        As previously announced, on December 2, 2008, our stockholders approved a reverse split of our common stock at a ratio of 1-for-10, 1-for-15 or 1-for-20. Currently, these ratios would increase the price of our common stock to between $3.50 and $7.00 (based on a closing price of $0.35 on January 5, 2009), which is intended to enable us to comply with the New York Stock Exchange ("NYSE") minimum share price listing rule. The terms of the stockholder approval provide our Board of Directors with the flexibility to determine the split ratio and the effective date of the split based upon its evaluation as to the timing and particular split that will be most advantageous to us and our stockholders. Subject to NYSE rules, we have until April 16, 2009 to regain compliance with the minimum share price rule which requires that the average closing price of our common stock be at least $1.00 for 30 consecutive trading days as of April 16, 2009 and the closing price of our common stock be at least $1.00 on such date. Until such time, our common stock continues to be listed on the NYSE and trades as usual. Moreover, we are in compliance with all other NYSE listing rules and have actively been taking steps to maintain our listing, including the implementation of the reverse stock split. However, there can be no assurance that we will regain or maintain compliance with the NYSE continued listing requirements. If our common stock were delisted, it could: (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially adversely impact our results of operations and financial condition.

        We expect our efforts to maintain our NYSE listing will be successful. However, if our common stock is not listed on the NYSE or another national exchange, holders of our 8.5% convertible notes due 2015 (the "Convertible Notes") will be entitled to require us to repurchase their Convertible Notes. Our senior secured credit facility and accounts receivable securitization facility provide that the occurrence of this repurchase right constitutes a default under such facilities. To avoid such a scenario, we may seek to refinance or amend the terms of the Convertible Notes. We can give no assurance that we would be able to obtain any required financing, including a refinancing, on favorable terms, if at all, or that we would receive any waivers or consents required under our debt instruments.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the security holders during the thirteen week period ended November 29, 2008.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

        (a) The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	Amended Restated By-laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
3.8	Amendment to Sections 1, 3 and 4 of Article 4 of Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on December 21, 2000
4.1
	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993

Exhibit Numbers	Description	Incorporation By Reference To
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.6 to Form 10-Q, filed on July 12, 2007
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.8	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003

Exhibit Numbers	Description	Incorporation By Reference To
4.9	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on July 12, 2007
4.10
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.11
	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on July 12, 2007
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.14	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.15	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on July 12, 2007
4.16
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N. A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.17
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.18
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.19
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.20	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.21	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.21 to Form 10-Q, filed on July 10, 2008
4.22
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's Senior Debt Securities	Exhibit 4.22 to Form 10-Q, filed on July 10, 2008
4.23
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.24	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
4.25
	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
10.1	Second Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of November 7, 2008*	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
10.2	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert B. Sari, dated as of December 18, 2008	Filed herewith
10.3	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of December 18, 2008	Filed herewith
10.4	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008	Filed herewith
10.5	Amendment No. 3 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of December 23, 2008	Filed herewith
10.6	Amendment No. 3 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 30, 2008	Filed herewith
10.7	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008	Filed herewith
11	Statement regarding computation of earnings per share. (See Note 4 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Confidential portions of this Exhibit were redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 7, 2009	RITE AID CORPORATION
	By:	/s/ ROBERT B. SARI Robert B. Sari Executive Vice President and General Counsel
Date: January 7, 2009	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Chief Financial Officer and Chief Administrative Officer