Form 10-K
period 2009-02-28
RITE AID CORP
filed 2009-04-17
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 28, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "Accelerated Filer" and "Large Accelerated Filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 30, 2008 was approximately $714,458,293. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         As of April 7, 2009 the registrant had outstanding 886,038,001 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 25, 2009 are incorporated by reference into Part III.

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

        Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

  •
  our high level of indebtedness, our ability to refinance our indebtedness on terms favorable to us and our access to capital markets, including our ability to complete sale and leaseback transactions;

  •
  our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

  •
  general economic conditions, inflation and interest rate movements;

  •
  our ability to improve the operating performance of our stores in accordance with our long term strategy;

  •
  our ability to realize same store sales growth for the acquired Brooks Eckerd stores;

  •
  our ability to hire and retain pharmacists and other store personnel;

  •
  the efforts of private and public third party payors to reduce prescription drug reimbursement and encourage mail order;

  •
  competitive pricing pressures, including aggressive promotional activity from our competitors;

  •
  decisions to close additional stores and distribution centers, which could result in further charges to our operating statement;

  •
  our ability to manage expenses;

  •
  our ability to realize the benefits from actions to further reduce costs and investment in working capital;

  •
  continued consolidation of the drugstore industry;

  •
  changes in state or federal legislation or regulations;

  •
  the outcome of lawsuits and governmental investigations;

  •
  the timing and effects of our proposed reverse stock split;

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

PART I

Item 1.    Business

Overview

        We are the third largest retail drugstore chain in the United States based on revenues and number of stores. We operate our drugstores in 31 states across the country and in the District of Columbia. As of February 28, 2009, we operated 4,901 stores.

        In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2009, prescription drug sales accounted for 67.2% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" begin to enroll in 2011 and the discovery of new and better drug therapies. We offer approximately 28,000 front-end products, which accounted for the remaining 32.8% of our total sales in fiscal 2009. Front end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We attempt to distinguish our stores from other national chain drugstores, in part, through our private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer approximately 3,300 products under the Rite Aid private brand, which contributed approximately 13.5% of our front-end sales in the categories where private brand products were offered in fiscal 2009.

        The overall average size of each store in our chain is approximately 12,500 square feet. The average size of our stores is larger in the western United States. As of February 28, 2009, approximately 57% of our stores are freestanding; approximately 49% of our stores include a drive-thru pharmacy; approximately 42% include one-hour photo shops; and approximately 35% include a GNC store-within-Rite Aid-store.

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

        As of February 28, 2009, the Jean Coutu Group owns 252.0 million shares of Rite Aid common stock, which represents approximately 27.6% of the total Rite Aid voting power. We expanded our Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, we entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain Coutu family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We also entered into a Registration Rights Agreement giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock issued to Jean

Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        We completed the integration of the Brooks Eckerd stores during Fiscal 2009. The Brooks Eckerd integration has significantly increased the footprint and operating scale of our business and has made us the largest drugstore retailer in the Eastern United States. This increased scale has benefited us by providing purchasing synergies and will provide us with an opportunity to leverage our fixed costs. While sales in the Brooks Eckerd stores did not meet our original expectations in fiscal 2009, pharmacy same store sales trends continued to improve throughout the year. Front end sales trends improved in the first three quarters of fiscal 2009 but were negatively impacted by the recession-led pullback in retail spending in the fourth quarter.

Industry Trends

        The rate of pharmacy sales growth in the United States in recent years has slowed, with growth in 2008 at 1.3% per IMS Health, an independent industry research firm. Factors driving this slowdown include the decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays, the loss of individual health insurance as unemployment rises and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. However, we expect prescription sales to grow in the coming years due to the aging population, increased life expectancy, "baby boomers" becoming eligible for the federally-funded Medicare prescription program and new drug therapies. We expect that President Obama's proposed health care reform could make prescriptions more affordable for more patients.

        Generic prescription drugs help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals will continue to increase. Further, a significant number of new generics are expected to be introduced in the next few years as approximately $80 billion of annual sales of branded drugs are scheduled to lose patent protection over the next five years. The gross profit from a generic drug prescription in the retail drugstore industry is greater than the gross profit from a brand drug prescription.

        The retail drugstore industry is highly competitive and has been experiencing consolidation. We believe that the continued consolidation of the drugstore industry, continued new store openings, increased competition from internet based providers and aggressive generic pricing programs at competitors such as Wal-Mart and various supermarket chains will further increase competitive pressures in the industry. In addition, the pharmacy business has become increasingly promotional, which contributes to additional competitive pressures.

        The retail drugstore industry relies significantly on third party payors. Third party payors, including the Medicare Part D plans and the state sponsored Medicaid agencies, at times change the eligibility requirements of participants or reduce certain reimbursement rates. These evaluations and resulting changes and reductions are expected to continue. When third party payors, including the Medicare Part D program and state sponsored Medicaid agencies, reduce the number of participants or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry could be adversely affected. These possible adverse effects can be partially or entirely offset by controlling expenses, dispensing more higher margin generics and dispensing more prescriptions overall.

Strategy

        Our objectives and goals are to grow profitable sales by unlocking the value of our diverse store base, improve customer loyalty by improving customer and associate satisfaction, generate positive cash flow by taking unnecessary costs out of the business and improving operating efficiencies and reduce debt via the generation of operating cash flow and improvements in working capital management. We believe that by executing on these goals we can improve stockholder value even in a difficult economic environment. The following paragraphs describe in more detail some of the components of our strategies that we believe will result in the achievement of these goals and objectives:

        Grow profitable sales by unlocking the value of our diverse store base.    As of February 28, 2009 we have 4,901 stores in 31 states and the District of Columbia. These stores are in diverse markets, with many being in urban, high traffic areas and many being in lower traffic suburban or rural areas. In the past we have operated our stores with consistent standards for store staffing, field management staffing, distribution center deliveries, advertising, product assortment and pricing. We are currently in the process of stratifying these stores into specific groups and further refining the business plans for each group. The plans will ultimately result in different subsets of stores having standards for labor, product assortment, pricing and distribution center deliveries that are best suited for that group of stores. We have also revised our Field Management structure to allocate more field supervision staffing to stores in urban markets, which are typically more challenging to manage than stores in rural or suburban markets. We believe that these changes will improve profitability, particularly at our lower volume stores.

        Improve sales by improving customer loyalty.    We believe that our greatest opportunity to improve sales is by ensuring that we have a base of loyal, repeat customers, particularly in the pharmacy business. We believe that the best way to obtain loyal customers is to show that Rite Aid will help them lead happier, healthier lives. We have several programs that we have either started or are planning to start that are designed to improve customer loyalty, including the following:

  •
  We have launched our free Rx Savings Card, which provides cost savings on over 10,000 prescription drugs and over 1,500 over-the-counter medicines to patients with limited or no insurance.

  •
  We continue to offer our Living More senior loyalty program, which offers senior citizens prescription discounts and informational materials. This program has been well received, with over 4.1 million members as of February 28, 2009.

  •
  We have begun offering an automated refill option for customers with maintenance prescriptions, and also make courtesy refill reminder phone calls.

  •
  We launched a "Giving Care for Parents" program, which provides caregiver advice via printed material, access to geriatric specialists on-line and consultation with Rite Aid pharmacists.

        In the front end business, we plan to aggressively grow our private brand offerings, as we believe that our private brand products offer cost effective alternatives to national brand products that are very attractive during difficult economic times. We are planning to increase our private brand penetration by approximately 100 basis points by the end of fiscal 2010. We are particularly excited about the recent launch of the M5 Magnum, which is the first private brand 5-blade razor to be offered by any major drugstore chain.

        We believe that a key component of developing loyal customers is by having loyal associates. During fiscal 2009, we designated associates from all parts of our Company as "Culture Change Champions". Their goal is to use feedback from their colleagues throughout the Company to help create a better work environment. We believe this will help ensure that we have loyal, satisfied associates, which will lead to loyal, satisfied customers.

        Generate positive cash flow by taking unnecessary costs out of the business.    With the integration of the Brooks Eckerd stores completed, we believe we have an opportunity to better leverage our sales by making changes to our cost structure. We have numerous cost reduction initiatives in place or planned for fiscal 2010, including the following:

  •
  We plan to make changes to staffing models for some of our lower volume stores, which we believe will improve store profitability without sacrificing sales or customer service.

  •
  We have centralized all non-merchandise purchasing into a centralized Indirect Procurement function. This group is responsible for reviewing all purchase contracts and arrangements and utilizes several tools, including on-line auctions, to control the cost of these services.

  •
  We have made strategic reductions to administrative headcount and restructured some of our benefit plans.

  •
  We plan to reduce supply chain costs by reducing inventory and rationalizing the distribution center network, as evidenced by the announced closures of our Metro New York facility and our Atlanta, Georgia facility. We have also made changes to which distribution centers service which stores and are considering reducing the delivery frequency in certain stores, which will save transportation costs.

        We believe that these changes, as well as others, will enable us to improve our operating profitability without sacrificing sales and customer service.

        Reduce debt.    We are highly leveraged and believe that our leverage puts us at a competitive disadvantage, particularly given the current market conditions. We plan to reduce debt in fiscal 2010 by executing on the operating initiatives discussed above, as well as by doing the following:

  •
  We have taken several steps to reduce our investment in inventory, including steps to reduce the number of SKU's, reduce our backroom inventories and reduce store safety stock in certain categories. The continuation of these programs, along with planned improvements in our ad ordering system and product forecasting techniques, should further reduce our inventory levels, which should increase available working capital and improve operating efficiencies.

  •
  We plan to significantly reduce our capital expenditures in fiscal 2010, as we have invested a significant amount of capital dollars into the Brooks Eckerd stores over the past eighteen months. Our targeted capital expenditures for fiscal 2010 is $250.0 million, which represents a reduction of approximately $300.0 million from fiscal 2009 levels.

        We believe that these initiatives, along with other improvements in cash flow from operations, will enable us to begin to pay down debt in fiscal 2010.

Products and Services

        Sales of prescription drugs represented approximately 67.2%, 66.7%, and 63.7% of our total sales in fiscal years 2009, 2008 and 2007, respectively. In fiscal years 2009, 2008 and 2007, prescription drug sales were $17.6 billion, $16.2 billion, and $11.1 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We sell approximately 28,000 different types of non-prescription, or front-end products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2009. Our principal classes of products in fiscal 2009 were the following:

Product Class	Percentage of Sales
Prescription drugs	67.2%
Over-the-counter medications and personal care	8.7%
Health and beauty aids	5.3%
General merchandise and other	18.8%

        We offer approximately 3,300 products under the Rite Aid private brand, which contributed approximately 13.5% of our front-end sales in the categories where private brand products were offered in fiscal 2009. We intend to increase the number of private brand products.

        We have a strategic alliance with GNC under which we have opened 1,726 GNC "stores-within-Rite Aid-stores" as of February 28, 2009 and a contractual commitment to open an additional 626 stores by December 2014. We incorporate the GNC store-within-Rite Aid-store into our new and relocated stores. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health related products.

Technology

        All of our stores are integrated into a common information system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, reduces chances of adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. This system can be expanded to accommodate new stores. Our customers may also order prescription refills over the Internet through www.riteaid.com, or over the phone through our telephonic automated refill systems for pick up at a Rite Aid store. As of February 28, 2009, we had installed 1,034 automated pharmacy dispensing units, which are linked to our pharmacists' computers, that fill and label prescription drug orders, in high volume stores. The efficiency of these units allows our pharmacists to spend an increased amount of time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which, together with our sales analysis, drives our automated inventory replenishment process.

Suppliers

        We purchase almost all of our generic (non-brand name) pharmaceuticals directly from manufacturers. During fiscal 2009, we purchased brand pharmaceuticals and some generic pharmaceuticals, which amounted to approximately 93.7% of the dollar volume of our prescription drugs, from a single wholesaler, McKesson Corp ("McKesson"), under a contract, which runs through April 2010. Under the contract, with limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling prescriptions until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes, which could negatively affect our business.

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

Customers and Third Party Payors

        During fiscal 2009, our stores filled approximately 300 million prescriptions and served an average of 2.3 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2009, 96.3% of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2009, the top five third party payors accounted for approximately 37.3% of our total sales, the largest of which represented 12.6% of our total sales. During fiscal 2009, Medicaid related sales were approximately 6.6% of our total sales, of which the largest single Medicaid payor was less than 2% of our total sales. During fiscal 2009, approximately 15.7% of our total sales were to customers covered by Medicare Part D.

Competition

        The retail drugstore industry is highly competitive. We compete with, among others, retail drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, dollar stores and mail order pharmacies. We compete on the basis of store location and convenient access, customer service, product selection and price. We believe continued consolidation of the drugstore industry, the aggressive discounting of generic drugs by supermarkets and mass merchandisers and the increase of promotional incentives to drive prescription sales will further increase competitive pressures in the industry.

Marketing and Advertising

        In fiscal 2009, marketing and advertising expense was $375.8 million, which was spent primarily on weekly circular advertising. Our marketing and advertising activities centered primarily on the following:

  •
  Product price promotions to draw customers to our stores;

  •
  Growth of pharmacy sales, and as the economy weakened, our new free RX Savings Card, which provides significant cost savings on generic and brand prescriptions and over-the-counter medications to patients with limited or no insurance;

  •
  Increased emphasis on Rite Aid brand products;

  •
  Support of newly acquired and remodeled stores; and

  •
  Our vision to be the customer's first choice for health and wellness products, services and information.

Under the umbrella of our "With Us It's Personal" brand positioning, we promoted educational programs focusing on specific health conditions, incentives for patients to transfer their prescriptions to Rite Aid, and our card-based senior loyalty program "Living More" that provides both pharmacy and front-end discounts. We are also emphasizing our new Automated Courtesy refill service and have launched a "Giving Care for Parents" program where caregivers can get advice from our pharmacists and geriatric specialists online. We believe all of these programs will help us improve customer satisfaction and grow profitable sales.

Associates

        We believe that our relationships with our associates are good. As of February 28, 2009, we had approximately 103,000 associates; 13% were pharmacists, 44% were part-time and 26% were unionized. Associate satisfaction is critical to the success of our strategy. We have surveyed our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission. We have also instituted an internal group, consisting of managers and staff from all components of our business that is responsible for using feedback from associates throughout the Company to create a better work environment.

        There is a national shortage of pharmacists. We have implemented various associate incentive plans to attract and retain qualified pharmacists, and have instituted a survey to find out how newly hired pharmacists are doing. We have also expanded our pharmacist recruitment efforts with an increase in the number of recruiters, a successful pharmacist intern program, improved relations with pharmacy schools and an international recruiting program.

Research and Development

        We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

        The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC, we have a license to operate GNC "stores-within-Rite Aid-stores". We also hold licenses to operate our pharmacies and our distribution facilities. Together, these licenses are material to our operations.

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

        The appropriate state boards of pharmacy must license our pharmacies and pharmacists. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration and are subject to Federal Drug Enforcement Agency regulations relative to our pharmacy operations, including regulations governing purchasing, storing and dispensing of controlled substances. Applicable licensing and registration requirements require our compliance with various state statutes, rules and/or regulations. If we were to violate any applicable statute, rule or regulation, our licenses and registrations could be suspended or revoked or we could be subject to fines or penalties. Any such violation could also damage our reputation and brand.

        In recent years, an increasing number of legislative proposals have been enacted, introduced or proposed in Congress and in some state legislatures that affect or would affect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include changes in reimbursement levels, changes in qualified participants, changes in drug safety regulations and e-prescribing. Additionally, the Obama Administration has indicated that it intends to pursue significant changes to the nation's healthcare system. We cannot predict the timing of enactment of any such proposals or the long-term outcome or effect of legislation from these efforts.

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

        We are also subject to laws governing our relationship with our associates, including minimum wage requirements, overtime, working conditions and unionizing efforts. Increases in the federal minimum wage rate, associate benefit costs or other costs related to associates could adversely affect our results of operations. Additionally, there are currently a number of legislative proposals being considered that could impact the ability of workers to unionize. We cannot assure you if or when any such proposal may be enacted or the impact any such legislation could have on our operations or cost structure.

        In addition, in connection with the ownership and operations of our stores, distribution centers and other sites, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing the management and disposal of hazardous substances and the cleanup of contaminated sites. Violations or liabilities under these laws and regulations as a result of our current or former operations or historical activities at our sites, such as gasoline service stations and dry cleaners, could result in significant costs.

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

        Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish them to, the SEC.

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

        The United States economy is currently in a recession and a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This recession has and could further lead to reduced consumer spending for the foreseeable future. If consumer spending continues to decrease, we will likely not be able to improve our same store sales. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. A continued softening in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of February 28, 2009, $6.0 billion of outstanding indebtedness (not including $548.4 million of outstanding amounts under our accounts receivable securitization facilities) and negative stockholders' equity of $1.2 billion. We also had additional borrowing capacity under our existing $1.75 billion senior secured revolving credit facility of approximately $723.7 million, net of outstanding letters of credit of $188.3 million. Our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2009, 2008, 2007, and 2006 by $2.6 billion, $340.6 million, $50.8 million, and $23.1 million, respectively. Our ratio of earnings to fixed charges for fiscal 2005 was 1.15.

        Our high level of indebtedness will continue to restrict our operations. Among other things, our indebtedness will:

  •
  limit our ability to obtain additional financing, including refinancing any portion of our existing indebtedness, particularly in the current economic environment;

  •
  limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

  •
  place us at a competitive disadvantage relative to our competitors with less indebtedness;

  •
  render us more vulnerable to general adverse economic, regulatory and industry conditions; and

  •
  require us to dedicate a substantial portion of our cash flow to service our debt.

        Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to substantially improve our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot provide assurance that our business will generate sufficient cash flow from operations to fund our cash requirements and debt service obligations.

        The United States credit markets are currently experiencing an unprecedented contraction. As a result of the current condition of the credit markets, we may not be able to obtain additional financing on favorable terms, or at all. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt prior to its stated maturity, which could have a material adverse effect on our business. We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2010 and have no material maturities prior to September 2010. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations or otherwise be required to delay our planned activities. Additionally, decreases in the valuation of the collateral securing our senior secured credit facility or accounts receivable securitization facilities could result in a reduction of availability under such facilities. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facility and expenses related to the sale of our accounts receivable securitization agreements are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        Approximately $2.4 billion of our outstanding indebtedness as of February 28, 2009 (not including $548.4 million of outstanding amounts under our accounts receivable securitization facilities) bears interest at a rate that varies depending upon the London Interbank Offered Rate ("LIBOR"). If we borrow additional amounts under our senior secured credit facility, the interest rate on those borrowings will also vary depending upon LIBOR. Further, we pay ongoing program fees under our first lien accounts receivable securitization agreement that are indexed to a commercial paper rate that approximates 1-month LIBOR and expense incurred under our second lien receivables facility varies depending on LIBOR. LIBOR has experienced unprecedented volatility in connection with the ongoing recession and credit crisis. If LIBOR rises, the interest rates on outstanding debt, the related program fees under our first lien receivables securitization program and expense incurred under our second lien receivables facility will increase. Therefore an increase in LIBOR would increase our interest payment obligations under these loans, increase our first lien receivables securitization program fee payments, increase our expense related to our second lien receivables facility and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest.

The covenants in our current indebtedness may limit our operating and financial flexibility.

        The covenants in the instruments that govern our current indebtedness limit our ability to:

  •
  incur debt and liens;

  •
  pay dividends;

  •
  make redemptions and repurchases of capital stock;

  •
  make loans and investments;

  •
  prepay, redeem or repurchase debt;

  •
  engage in acquisitions, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions;

  •
  change our business;

  •
  amend some of our debt and other material agreements;

  •
  issue and sell capital stock of subsidiaries;

  •
  restrict distributions from subsidiaries; and

  •
  grant negative pledges to other creditors.

        In addition, if we have less than $100 million of revolver availability under our senior secured credit facility, we will be subject to a fixed charge coverage ratio maintenance test. Further, our first and second lien accounts receivable securitization facilities require us to maintain a minimum liquidity position, comprised of revolver availability and cash on hand, of $110 million and $100 million, respectively. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt, particularly in light of the current credit crisis. Even if new financing is made available to us, it may not be available on terms acceptable to us. If we obtain modifications of our agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs or become subject to more stringent covenants and restrictions on our operations.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted. Upon such event, we may be required to repurchase or refinance our 8.5% convertible notes due 2015.

        On October 17, 2008, we announced plans for either a 1-for-10, 1-for-15 or 1-for-20 reverse stock split after being notified by the New York Stock Exchange ("NYSE") that we were no longer in compliance with the NYSE's minimum share price rule. Our stockholders approved the reverse stock split on December 2, 2008. Currently, these ratios would increase the price of our common stock to between $4.00 and $8.00 (based on a closing price of $0.40 on April 7, 2009). The objective of the reverse stock split is to ensure that we regain compliance with the share price rule and maintain our listing on the NYSE. On February 26, 2009, the NYSE announced that it has suspended application of the share price rule until June 30, 2009, which extends our cure period to regain compliance. Per the rules of the recent suspension, we can now regain compliance by achieving the required $1.00 closing share price and $1.00 average closing share price over the preceding 30 consecutive trading days on any of the following dates: April 30, 2009; May 29, 2009; June 30, 2009; and August 17, 2009. Before the temporary suspension of the share price rule, our cure period was to end on April 16, 2009. On March 9, 2009, we announced that our Board of Directors had determined to delay affecting the reverse split in light of the NYSE suspension. The Board will determine the exchange ratio and timing of the reverse stock split, if implemented, prior to or immediately following the end of the suspension period based on market conditions, our share price and NYSE rules at such time. The Board will base the decision upon its evaluation of when such action would be most advantageous to us and our stockholders. The suspension provides Rite Aid with additional time and flexibility to regain compliance with the rule. Our common stock continues to be listed on the NYSE and trade as usual.

        We are in compliance with all other NYSE listing rules and have actively been taking steps to maintain our listing. However, there can be no assurance that we will regain or maintain compliance with the NYSE continued listing requirements. As a result of the goodwill writedown described in this annual report, our stockholders' equity is now negative. The NYSE has a continued listing requirement that requires a minimum $75.0 million global market capitalization for companies with shareholders' equity below $75.0 million. The listing requirement provides that a company would have to be below the minimum capitalization requirement for 30 consecutive trading days before the company would be considered in violation of this NYSE listing rule. Our market capitalization was $354.4 million as of April 7, 2009, which exceeded the required minimum. If our common stock were delisted, it could: (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially adversely impact our results of operations and financial condition.

        We expect our efforts to maintain our NYSE listing will be successful. However, if our common stock is not listed on the NYSE or another national exchange, holders of our 8.5% convertible notes due 2015 (the "Convertible Notes") will be entitled to require us to repurchase their Convertible Notes. Our senior secured credit facility and accounts receivable securitization facilities provide that the triggering of this repurchase right constitutes a default under such facilities. To avoid such a scenario, we may seek to refinance the Convertible Notes. We can give no assurance that we would be able to obtain any required financing, including a refinancing, on favorable terms, if at all, or that we would receive any waivers or consents required under our debt instruments.

Subject to certain limitations, Jean Coutu Group may sell Rite Aid common stock at any time, which could cause our stock price to decrease.

        The shares of Rite Aid common stock that the Jean Coutu Group currently holds are generally restricted, but Jean Coutu Group may sell these shares under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act or in accordance with Rule 144 under the Securities Act. We have entered into a registration rights agreement with Jean Coutu Group, which will give Jean Coutu Group the right to require us to register all or a portion of its shares at any time (subject to certain exceptions). The sale of a substantial number of our shares by Jean Coutu Group or our other stockholders within a short period of time could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of Rite Aid common stock or acquire other businesses using Rite Aid common stock as consideration.

Risks Related to Our Operations

We need to continue to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot continue to effectively implement our business strategy or if our strategy is negatively affected by general economic conditions.

        We have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores and particularly the acquired Brooks Eckerd stores is important to improving profitability and operating cash flow. If we are not successful in implementing our strategies, including our efforts to further reduce costs, or if our strategies are not effective, we may not be able to improve our operations. In addition, any further adverse change or continued downturn in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions, such as the current recession, affect consumer buying practices and consequently reduce our sales of front-end products, and cause a decrease in our profitability. Failure to continue to improve operations or a continued decline in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

For so long as Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) maintain certain levels of Rite Aid stock ownership, Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) could exercise significant influence over us.

        At February 28, 2009 Jean Coutu Group owns approximately 27.6% of the voting power of Rite Aid. As a result, Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) generally has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The stockholder agreement that we entered into at the time of the Brooks Eckerd acquisition provides that Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) designate four of the fourteen members of our board of directors, subject to adjustment based on its ownership position in us. Accordingly, Jean Coutu Group generally is able to significantly influence the outcome of all matters that come before our board of directors. As a result of its significant interest in us, Jean Coutu Group may have the power, subject to applicable law (including the fiduciary duties of the directors designated by Jean Coutu Group), to significantly influence actions that might be favorable to Jean Coutu Group, but not necessarily favorable to our financial condition and results of operations. In addition, the ownership position and governance rights of Jean Coutu Group could discourage a third party from proposing a change of control or other strategic transaction concerning us.

Conflicts of interest may arise between us and Jean Coutu Group, which may be resolved in a manner that adversely affects our business, financial condition or results of operations.

        Following the Brooks Eckerd acquisition, Jean Coutu Group has continued its Canadian operations but no longer has any operations in the United States, and we currently have no operations in Canada. Despite the lack of geographic overlap, conflicts of interest may arise between us and Jean Coutu Group in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by Jean Coutu Group of its interests in us and the exercise by Jean Coutu Group of its influence over our management and affairs.

        As a result of the Brooks Eckerd acquisition, a number of the directors on our board of directors are persons who are also officers or directors of Jean Coutu Group or its subsidiaries. Service as a director or officer of both Rite Aid and Jean Coutu Group or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for Rite Aid and for Jean Coutu Group. Apart from the conflicts of interest policy contained in our Code of Ethics and Business Conduct and applicable to our directors, we and Jean Coutu Group have not established any formal procedures for us and Jean Coutu Group to resolve potential or actual conflicts of interest between us. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect our business, financial condition or results of operations.

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

        We purchase all of our brand prescription drugs from a single wholesaler, McKesson, pursuant to a contract that runs through April 2010. Pharmacy sales represented approximately 67% of our total sales during fiscal 2009, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson would make it difficult for us to continue to operate our business until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. There can be no assurance that we would be able to find a replacement wholesaler on a timely basis or that such wholesaler would be able to fulfill our demands on similar terms, which would have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Our Industry

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

        We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, dollar stores, mail order and internet pharmacies. Our industry also faces growing competition from companies who import drugs directly from other countries, such as Canada, as well as from large-scale retailers that offer generic drugs at a substantial discount. Some of our competitors have or may merge with or acquire pharmaceutical services companies or pharmacy benefit managers, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition.

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

        The continued conversion of various prescription drugs, including the planned conversion of a number of popular medications, to over-the-counter medications may reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy or front-end product mix.

Changes in third party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on our business.

        Sales of prescription drugs, as a percentage of sales, and the percentage of prescription sales reimbursed by third parties, have been increasing and we expect them to continue to increase. In fiscal 2009, sales of prescription drugs represented 67.2% of our sales and 96.3% of all of the prescription drugs that we sold were with third party payors. During fiscal 2009, the top five third-party payors accounted for approximately 37.3% of our total sales, the largest of which represented 12.6% of our total sales. Third party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Any significant loss of third-party payor business or any significant reduction in reimbursement levels could have a material adverse effect on our business and results of operations.

        In fiscal 2009, approximately 6.6% of our revenues were from state sponsored Medicaid agencies, the largest of which was less than 2% of our total sales. In fiscal 2009, approximately 15.7% of our total sales were to customers covered by Medicare Part D, and we expect these sales to continue. There have been a number of recent proposals and enactments by the Federal government and various states to reduce Medicaid reimbursement levels in response to budget problems, some of which propose to reduce reimbursement levels in the applicable states significantly, and we expect other similar proposals in the future. If third party payors reduce their reimbursement levels or if Medicare Part D or state Medicaid programs cover prescription drugs at lower reimbursement levels, our margins on these sales would be reduced, and the profitability of our business and our results of operations, financial condition or cash flows could be adversely affected.

Changes in industry pricing benchmarks could adversely affect our business, financial condition and results of operations.

        Most of the contracts governing the participation of our pharmacies in retail pharmacy networks utilize Average Wholesale Price ("AWP") as a benchmark to establish pricing for prescription drugs. In connection with the recent court approved settlement of a class action lawsuit brought against First Data Bank ("FDB") and Medi-Span which are the two primary sources of AWP price reporting, FDB and Medi-Span agreed to reduce the reported AWP of certain drugs by four (4) percent and to discontinue the publishing of AWP at a future time. Additionally, FDB and Medi-Span have indicated that they will also reduce the reported AWP in the same manner for all other drugs not covered by the settlement and that they intend to stop the reporting of AWP in the future. The settlements have raised uncertainties as to whether payors and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. Many of our contracts with third party plans contain provisions that allow renegotiation of pricing terms to adjust pricing to maintain the relative economics of the contract in light of a change in AWP methodology or allow us to terminate the contract unilaterally upon notice. We intend to negotiate with the various third party plans for adjustments relating to the expected change to AWP, however, we cannot be certain these negotiations will be successful. Due to these factors and the uncertainty over future appeals or stays of the court ruling, which could delay the effective date of implementation of the settlements, we are unable to predict with certainty the effect of the AWP reduction on our business.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.

        Our business is subject to federal, state and local government laws, regulations and administrative practices. We must comply with numerous provisions regulating health and safety, equal employment opportunity, minimum wage and licensing for the sale of drugs, alcoholic beverages, tobacco and other products. In addition, we must comply with regulations pertaining to product labeling, dating and pricing. Our pharmacy business is subject to local registrations in the states where our pharmacies are located, applicable Medicare and Medicaid regulations and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements and could adversely affect the continued operation of our business. Additionally, any such failure could damage our reputation or brand.

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

        Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance. We cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission.

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

If we fail to protect the security of personal information about our customers and associates, we could be subject to costly government enforcement actions or private litigation.

        Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, security could be compromised and confidential customer or business information misappropriated. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of February 28, 2009, we operated 4,901 retail drugstores. The overall average selling square feet of each store in our chain is 10,000 square feet. The overall average total square feet of each store in our chain is 12,500. The stores in the eastern part of the U.S. average 8,800 selling square feet per store (10,900 average total square feet per store). The stores in the western part of the U.S. average 15,400 selling square feet per store (19,800 average total square feet per store).

        Our Customer World store prototype has an overall average selling square footage of 11,500 and an overall average total square feet of 14,500. The new Customer World store prototype in the eastern parts of the U.S. will average 10,200 selling square feet (13,000 average total square feet per store). The Customer World store prototype in the western part of the U.S. will average 14,000 selling square feet (17,400 average total square feet per store).

        The table below identifies the number of stores by state as of February 28, 2009:

State	Store Count
Alabama	97
California	605
Colorado	21
Connecticut	80
Delaware	43
District of Columbia	7
Georgia	213
Idaho	19
Indiana	10
Kentucky	117
Louisiana	68
Massachusetts	165
Maine	81
Maryland	147
Michigan	296
Mississippi	27
North Carolina	248
Nevada	1
New Hampshire	69
New Jersey	277
New York	674
Ohio	239
Oregon	71
Pennsylvania	583
Rhode Island	46
South Carolina	105
Tennessee	88
Utah	23
Vermont	38
Virginia	201
Washington	138
West Virginia	104

Total	4,901

        Our stores have the following attributes at February 28, 2009:

Attribute	Number	Percentage
Freestanding	2,805	57%
Drive through pharmacy	2,398	49%
One-hour photo development department	2,054	42%
GNC stores-within a Rite Aid-store	1,726	35%

        We lease 4,634 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 267 drugstore facilities are owned.

        We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease 156,900 square feet of space in various buildings near Harrisburg, Pennsylvania for use by additional administrative personnel. We own an additional building near Harrisburg, Pennsylvania which is 86,000 square feet and houses our model store and additional administrative personnel.

        We operate the following distribution centers and satellite distribution locations, which we own or lease as indicated:

Location	Owned or Leased	Approximate Square Footage
Rome, New York	Owned	283,000
Utica, New York(1)	Leased	172,000
Geddes, New York(1)	Leased	300,000
Poca, West Virginia	Owned	255,000
Dunbar, West Virginia(1)	Leased	110,000
Perryman, Maryland	Owned	885,000
Perryman, Maryland(1)	Leased	262,000
Belcamp, Maryland(1)	Leased	252,000
Tuscaloosa, Alabama	Owned	230,000
Cottondale, Alabama(1)	Leased	155,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Owned	513,000
Woodland, California(1)	Leased	200,000
Wilsonville, Oregon	Leased	517,000
Wilsonville, Oregon(1)	Leased	96,000
Lancaster, California	Owned	914,000
Atlanta, Georgia(2)	Owned	195,000
Atlanta, Georgia(1)	Leased	201,000
Atlanta, Georgia(1)	Leased	299,000
Atlanta Georgia(1)	Leased	125,000
Charlotte, North Carolina	Owned	585,500
Charlotte, North Carolina(1)	Leased	291,000
Dayville, Connecticut	Owned	460,000
Liverpool, New York	Owned	738,000
Philadelphia, Pennsylvania	Owned	240,000
Philadelphia, Pennsylvania	Leased	415,000
Bohemia, New York(2)	Owned	255,000

    (1)
    Satellite distribution locations. Subsequent to February 28, 2009, we announced the planned closure of the Atlanta, GA facilities.

    (2)
    Locations identified for closure.

        The original terms of the leases for our distribution centers and satellite distribution locations range from 5 to 22 years. In addition to minimum rental payments, certain distribution centers require tax reimbursement, maintenance and insurance. Most leases contain renewal options, some of which involve rent increases. Although from time to time, we may be near capacity at some of our distribution facilities, particularly at our older facilities, we believe that the capacity of our facilities is adequate.

        We also own a 55,800 square foot ice cream manufacturing facility located in El Monte, California and a 68,000 square foot office building in Warwick, Rhode Island. The office building in Rhode Island is vacant and for sale.

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, under performing or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of stores and prescription files, such as our 2008 sale of 28 stores in Las Vegas. When we reduce in size, close or relocate a store, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of February 28, 2009, we have 9,258,142 square feet of excess space, of which 4,618,451 square feet was subleased.

Item 3.    Legal Proceedings

        We entered into a memorandum of understanding to settle a class action lawsuit brought against us in the U.S. District Court for the Northern District of California for alleged violations of California wage-and-hour law. The plaintiff alleged that we improperly classified store managers in California as exempt under the law, making them ineligible for overtime wages. The plaintiff sought to require us to pay overtime wages back to May 9, 2001 to the class of more than 1,200 current and former store managers. We believe that store managers were and are properly classified as exempt from the overtime provisions of California law. On March 27, 2009, the Company entered into a memorandum of understanding to settle with the plaintiff under which, subject to approval of the court, the Company will resolve this lawsuit for $6.9 million. We anticipate obtaining final court approval of the settlement in the fall of 2009.

        We are subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business including lawsuits alleging violations by us of state and/or federal wage and hour laws pertaining to overtime pay and pay for missed meals and rest periods. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. While we cannot predict the outcome of these claims with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        On December 2, 2008, we held a Special Meeting of Stockholders to authorize a reverse stock split at one of three reverse split ratios, 1-for-10, 1-for-15, or 1-for-20, and to approve an amendment to our Restated Certificate of Incorporation to decrease our total number of authorized shares from 1,520,000,000 to 520,000,000. The decreased number of authorized shares will be comprised of 500,000,000 shares of common stock with a par value of $1.00 per share and 20,000,000 shares of preferred stock with a par value of $1.00 per share. The Stockholders approved both items by the following votes:

Common and Series G and H Preferred Stock

Amend Certificate of Incorporation to Effect a Reverse Stock Split	For: 758,023,444	Withheld: 4,051,790
Amend Certificate of Incorporation to Decrease Authorized Shares	For: 759,799,744	Withheld: 5,650,192

        The Series G and H preferred stockholders votes of 52,376,342 were all for the proposals listed above.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

        Our common stock is listed on the New York Stock Exchange under the symbol "RAD." On April 7, 2009, we had approximately 30,146 stockholders of record. Quarterly high and low stock prices, based on the New York Stock Exchange ("NYSE") composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2010 (through April 7, 2009)	First	$0.46	$0.21
2009	First	2.99	2.03
	Second	2.32	1.01
	Third	1.21	0.30
	Fourth	$0.51	$0.20
2008	First	6.59	5.53
	Second	6.70	4.84
	Third	5.11	3.48
	Fourth	4.41	1.95

        We have not declared or paid any cash dividends on our common stock since the third quarter of fiscal 2000 and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our senior secured credit facility and some of the indentures that govern our other outstanding indebtedness restrict our ability to pay dividends.

        We have not sold any unregistered equity securities during the period covered by this report, nor have we repurchased any equity securities, during the period covered by this report.

        The Chief Executive Officer of the Company certified to the NYSE on June 26, 2008 that she was not aware of any violation by the Company of the NYSE's corporate governance listing standards.

STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index, and (ii) the Russell 1000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on February 28, 2004 and reinvestment of dividends).

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
February 2009

	2005	2006	2007	2008	2009
RITE AID CORP	61.65	73.30	104.13	47.86	5.02
Russell 1000 Index	108.17	118.71	130.62	127.54	71.91
Russell 1000 Consumer Staples Index	106.33	112.75	126.93	136.81	104.26

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes appearing on pages 63-113.

        Selected financial data for the fiscal years 2009, 2008, 2007, 2006 and 2005 have been adjusted to reflect the operations of our 28 stores in the Las Vegas market area as a discontinued operations as the Company entered into an agreement to sell the prescription files and terminate the operations of these stores during the fourth quarter of fiscal 2008.

        Selected financial data for March 1, 2008 includes Brooks Eckerd results of operations for the thirty-nine week period ended March 1, 2008.

	Fiscal Year Ended
	February 28, 2009 (52 weeks)	March 1, 2008 (52 weeks)	March 3, 2007 (52 weeks)	March 4, 2006 (53 weeks)	February 26, 2005 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues(1)	$26,289,268	$24,326,846	$17,399,383	$17,163,044	$16,715,598
Costs and expense:
Cost of goods sold(2)	19,253,616	17,689,272	12,710,609	12,491,642	12,127,547
Selling, general and administrative expenses(3)(4)	6,985,367	6,366,137	4,338,462	4,275,098	4,094,782
Goodwill impairment charge	1,810,223	—	—	—	—
Lease termination and impairment charges	293,743	86,166	49,317	68,692	35,655
Interest expense	477,627	449,596	275,219	277,017	294,871
Loss (gain) on debt modifications and retirements, net	39,905	12,900	18,662	9,186	19,229
Loss (gain) on sale of assets and investments, net	11,581	(3,726)	(11,139)	(6,463)	2,247

Total costs and expenses	28,872,062	24,600,345	17,381,130	17,115,172	16,574,331

(Loss) income before income taxes	(2,582,794)	(273,499)	18,253	47,872	141,267
Income tax expense (benefit)(5)	329,257	802,701	(11,609)	(1,228,136)	(165,930)

Net (loss) income from continuing operations	(2,912,051)	(1,076,200)	29,862	1,276,008	307,197
Loss from discontinued operations, net of gain on disposal and income tax benefit	(3,369)	(2,790)	(3,036)	(3,002)	(4,719)

Net (loss) income	$(2,915,420)	$(1,078,990)	$26,826	$1,273,006	$302,478

Basic and diluted (loss) income per share:
Basic (loss) income per share	$(3.49)	$(1.54)	$(0.01)	$2.36	$0.50

Diluted (loss) income per share	$(3.49)	$(1.54)	$(0.01)	$1.89	$0.47

Year-End Financial Position:
Working capital	$2,062,505	$2,123,855	$1,363,063	$741,488	$1,335,017
Property, plant and equipment, net	2,587,356	2,873,009	1,743,104	1,717,022	1,733,694
Total assets	8,326,540	11,488,023	7,091,024	6,988,371	5,932,583
Total debt(6)	6,011,709	5,985,524	3,100,288	3,051,446	3,311,336
Stockholders' equity (deficit)	(1,199,652)	1,711,185	1,662,846	1,606,921	322,934
Other Data:
Cash flows provided by (used in):
Operating activities	359,910	79,368	309,145	417,165	518,446
Investing activities	(346,358)	(2,933,744)	(312,780)	(231,084)	(118,985)
Financing activities	(17,279)	2,903,990	33,716	(272,835)	(571,395)
Capital expenditures	541,346	740,375	363,728	341,349	222,417
Basic weighted average shares	840,812,000	723,923,000	524,460,000	523,938,000	518,716,000
Diluted weighted average shares(7)	840,812,000	723,923,000	524,460,000	676,666,000	634,062,000
Number of retail drugstores	4,901	5,059	3,333	3,323	3,356
Number of associates	103,000	112,800	69,700	70,200	71,200

(1)
Revenues for the fiscal years 2007, 2006 and 2005 have been adjusted by $108,336, $107,924 and $100,841 respectively for the effect of discontinued operations.

(2)
Cost of goods sold for the fiscal years 2007, 2006 and 2005 have been adjusted by $80,988, $80,218 and $75,347 respectively for the effect of discontinued operations.

(3)
Selling, general and administrative expenses for the fiscal years 2007, 2006 and 2005 have been adjusted by $32,019, $32,323, and $32,754 respectively for the effect of discontinued operations.

(4)
Includes stock-based compensation expense. Stock based compensation expense for the fiscal year ended February 28, 2009, March 1, 2008 and March 3, 2007 was determined using the fair value method set forth in SFAS No. 123(R), "Share Based Payment". Stock-based compensation expense for the fiscal years ended March 4, 2006 and February 26, 2005 was determined using the fair value method set forth in SFAS No. 123 "Accounting for Stock-Based Compensation".

(5)
Income tax benefit for the fiscal years 2007, 2006 and 2005 has been adjusted by $1,635, $1,616, and $2,541 respectively for the effect of discontinued operations.

(6)
Total debt included capital lease obligations of $193.8 million, $216.3 million, $189.7 million, $178.2 million, and $168.3 million, as of February 28, 2009, March 1, 2008, March 3, 2007, March 4, 2006 and February 26, 2005, respectively.

(7)
Diluted weighted average shares for the years ended March 4, 2006 and February 26, 2005 included the impact of stock options, as calculated under the treasury stock method and convertible debt and preferred stock, as calculated under the if-converted method.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for fiscal 2009 was $2,915.4 million or $3.49 per basic and diluted share, compared to net loss for fiscal 2008 of $1,079.0 million or $1.54 per basic and diluted share, and net income of $26.8 million or net loss of $0.01 per basic and diluted share in fiscal 2007. Our operating results are described in detail in the Results of Operations section of this Item 7. However, some of the key factors that impacted our results in fiscal 2009, 2008, and 2007 are summarized as follows:

        Write-Off of Goodwill:    During the quarter ended February 28, 2009, we impaired all of our existing goodwill, which resulted in a non-cash charge of $1.81 billion. This entry was required due to the fact that the market value of Rite Aid Corporation, as indicated by the trading price of our common stock, was less than the carrying value of our net assets as of February 28, 2009. The adjustment is discussed in further detail in the Results of Operations section of Item 7.

        Income Tax Valuation Allowance Adjustments.    Net loss for fiscal 2009 included income tax expense of $329.3 million. The income tax expense was primarily due to a non-cash write-down of our remaining net Federal and State deferred tax assets through an adjustment to our valuation allowance. This change was primarily due to a decline in actual results from our previous forecast as a result of the impact of current economic conditions on 2009 results. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets.

        Net loss for fiscal 2008 included income tax expense of $920.4 million related to a non-cash increase of the valuation allowance on federal and state net deferred tax assets. Net income for fiscal 2007 included non-cash income tax benefits of $19.8 million related to the recognition of net deferred tax assets as a result of the release of a tax valuation allowance.

        Store Closing and Impairment Charges:    We recorded store closing and impairment charges of $293.7 million in fiscal 2009, versus store closing and impairment charges of $86.2 million in fiscal 2008 and $49.3 million in fiscal 2007. These charges were driven by an increase in store closure activity and higher store impairment charges. The increase in closure activity was driven by our decision to close stores that, due to the acquisition of Brooks Eckerd, were in overlapping market areas. The increase in store impairment was primarily due to a deteroriation in the operating performance of certain of our stores acquiried from Jean Coutu Group and the assessment that future cash flows from these stores would not be sufficient to cover their asset value. These items are discussed in further detail in the Results of Operations section of Item 7.

        LIFO Charges:    We record the value of our inventory on the Last-In, First-Out (LIFO) method. We recorded non-cash LIFO charges of $184.6 million, $16.1 million and $43.0 million in fiscal 2009, 2008 and 2007, respectively. The significant increase in the LIFO charge in fiscal 2009 was due to higher inflation on front end and pharmacy products.

        Acquisition of Brooks Eckerd.    On June 4, 2007, we acquired all of the membership interests of Jean Coutu USA, the holding company for Brooks Eckerd, from Jean Coutu Group, pursuant to the terms of the Agreement dated August 23, 2006. As consideration for the Acquisition, we paid $2.31 billion in cash and issued 250 million shares of Rite Aid common stock. We financed our cash payment via the establishment of a new term loan facility, issuance of senior notes and borrowings under our existing revolving credit facility. As part of the arrangement of the financing necessary to complete the Acquisition, we incurred a $12.9 million fee for bridge financing that ultimately was not needed. This fee was recorded as a loss on debt modification in our statement of operations for fiscal 2008.

        As of February 28, 2009, Jean Coutu Group owned 252.0 million shares of Rite Aid common stock, which represents approximately 27.6% of the total Rite Aid voting power. We expanded our Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, we entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We also entered into a Registration Rights Agreement with Jean Coutu Group giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of our common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        Debt Refinancing.    In fiscal years 2009 and 2007, we took several steps to extend the terms of our debt and obtain more flexibility. In fiscal 2009, we issued our 8.5% convertible notes due May 2015, the proceeds of which were used to redeem our 6.125% notes due December 2008. Additionally, we consummated a tender offer and consent solicitation and repaid $348.9 million of our 8.125% notes due May 2010, $144.0 million of our 9.25% notes due June 2013 and the full balance of our 7.5% notes due January 2015. Proceeds from the issuance of our 10.375% notes due 2016 and our Tranche 3 term loan were used to fund the tender offer and consent solicitation. We incurred a charge to call these notes prior to maturity and recorded a write-off of unamortized debt issue costs. These items totaled $39.9 million, which was recorded as a loss on debt modification in fiscal 2009. In fiscal 2007, we issued our 7.5% senior secured notes due January 2015, the proceeds of which were used to redeem our 9.5% senior secured notes due February 2011. As a result of early redemption of an existing note, we recorded a loss on debt modification of $18.7 million.

        Dilutive Equity Issuances.    At February 28, 2009, 886.1 million shares of common stock were outstanding and an additional 157.3 million shares of common stock were issuable related to outstanding stock options, convertible preferred stock and convertible notes.

        Our 157.3 million shares of potentially issuable common stock consist of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)	Preferred Stock	Convertible Notes	Total
$5.50 and under	58,428	26,091	61,045	145,564
$5.51 to $7.50	9,217	—	—	9,217
$7.51 and over	2,517	—	—	2,517

Total issuable shares	70,162	26,091	61,045	157,298

(a)
The exercise of these options would provide cash of $266.6 million.

Recent Events

        On December 2, 2008, our stockholders authorized a reverse stock split of our common stock at one of three ratios, 1-for-10, 1-for-15 or 1-for-20, to be selected by our Board of Directors. The objective of the reverse stock split is to ensure that Rite Aid regains compliance with the NYSE minimum share price listing rule. On February 26, 2009, the NYSE announced that it suspended application of the share price rule until June 30, 2009, which extends our cure period to regain compliance. Per the results of the suspension, we can now regain compliance by achieving the required $1.00 close share price and $1.00 average closing share price over the preceding 30 consecutive trading days on any of the following dates: April 30, 2009; May 29, 2009; June 30, 2009; and August 17, 2009. The Board of Directors will determine the exchange ratio and timing of the reverse stock split, if implemented, prior to or immediately following the end of the suspension period based on market conditions, the Company's share price and the NYSE rules at such time. The Board of Directors will base the decision upon its evaluation of when such actions would be most advantageous to our company and our stockholders. Our common stock continues to be listed on the NYSE and trade as usual.

Results of Operations

        The results of operations for the fiscal years ended March 1, 2008 and March 3, 2007 have been adjusted to reflect the operations of our 28 stores in the Las Vegas market area as a discontinued operation, as the Company has sold the prescription files and terminated the operations of these stores.

  Revenue and Other Operating Data

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
	(Dollars in thousands)
Revenues	$26,289,268	$24,326,846	$17,399,383
Revenue growth	8.1%	39.8%	1.4%
Same store sales growth	0.8%	1.3%	3.4%
Pharmacy sales growth	8.5%	46.2%	2.2%
Same store pharmacy sales growth	0.7%	1.7%	4.4%
Pharmacy sales as a % of total sales	67.2%	66.7%	63.7%
Third party sales as a % of total pharmacy sales	96.3%	95.9%	95.4%
Front end sales growth	6.1%	28.0%	0.1%
Same store front-end sales growth	0.9%	0.7%	1.9%
Front end sales as a % of total sales	32.8%	33.3%	36.3%
Store data:
Total stores (beginning of period)	5,059	3,333	3,323
New stores	33	47	40
Closed stores	(200)	(183)	(32)
Store acquisitions, net	9	1,862	2
Total stores (end of period)	4,901	5,059	3,333
Remodeled stores	70	145	19
Relocated stores	56	65	66

  Revenues

        Fiscal 2009 compared to Fiscal 2008:    The 8.1% growth in revenue was driven primarily by the acquisition of Brooks Eckerd. In addition, same store sales increased 0.8% over the prior year. This increase consisted of 0.7% pharmacy same store sales increase and a 0.9% increase in front end same store sales. Same store sales trends which include the results of the Brooks Eckerd stores for the last thirty-nine weeks of fiscal 2009 and fiscal 2008, are described in the following paragraphs. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

        Pharmacy same store sales increased 0.7%. Increases in price per prescription were partially offset by increased generic penetration and a 1.0% same store prescription decline. The decline in same store prescriptions was driven by script count declines in the Brooks Eckerd stores, switches of prescriptions to over-the-counter medications and the overall economic environment. Same store script growth at the core Rite Aid stores was 0.7% for Fiscal 2009 and same store script growth was a 5.0% decline for the Brooks Eckerd stores. However, the Brooks Eckerd pharmacy trends improved in each quarter in which Brooks Eckerd results were included in same store scripts. In addition, customer satisfaction rates at the Brooks Eckerd stores have improved. We expect this trend to continue as a result of our new Rx savings card, our senior loyalty program, our courtesy refill program and other sales initiatives. Front end same store sales increased 0.9% from the prior year, due to strong performance in our consumable and over-the-counter categories and improvement in our private brand penetration. These items were somewhat offset by weakness in the overall economic environment, which had a negative impact on seasonal sales in the second half of the fiscal year and decreases in photo sales, which were due to the continuing trend of consumers printing fewer images as well as the disruption of services due to the conversion of our photo technology to FUJI digital equipment. Front end same store sales for the core Rite Aid stores increased 1.2% for the year, while front end same store sales for the Brooks Eckerd stores declined by 0.5%.

        Fiscal 2008 compared to Fiscal 2007:    The 39.8% growth in revenue for fiscal 2008 was driven primarily by the acquisition of Brooks Eckerd. In addition, same store sales increased 1.3% and consisted of 1.7% pharmacy same store sales increase and a 0.7% increase in front end same store sales. Same store sales trends for fiscal 2008 which do not include the results of the Brooks Eckerd stores are described in the following paragraphs.

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

        Front end same store sales increased 0.7%, due to strong performance in core categories, such as over-the-counter and consumables and a higher percentage of promotional sales were offset somewhat by the impact of a difficult economic environment during the holiday season and a weaker cough, cold and flu season.

Costs and Expenses

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold	$19,253,616	$17,689,272	$12,710,609
Gross profit	7,035,652	6,637,574	4,688,774
Gross margin	26.8%	27.3%	26.9%
Selling, general and administrative expenses	$6,985,367	$6,366,137	$4,338,462
Selling, general and administrative expenses as a percentage of revenues	26.6%	26.2%	25.0%
Goodwill impairment charge	1,810,223	—	—
Lease termination and impairment charges	293,743	86,166	49,317
Interest expense	477,627	449,596	275,219
Loss on debt modifications and retirements, net	39,905	12,900	18,662
Loss (gain) on sale of assets, net	11,581	(3,726)	(11,139)

  Cost of Goods Sold

        Gross margin rate was 26.8% for fiscal 2009 compared to 27.3% in fiscal 2008. The decline in gross margin rate for fiscal 2009 was driven primarily by a significant increase in our LIFO charge, which is due to higher front end and pharmacy product inflation than in prior years. Pharmacy gross margin rate on a FIFO basis improved due to an increase in the percentage of generic drugs and a lower cost of generics, partially offset by lower reimbursement rates. Front end gross margin on a FIFO basis was flat, as improvements in shrink were offset by a reduction in photo sales.

        Gross margin rate was 27.3% for fiscal 2008 compared to 26.9% in fiscal 2007. The improvement in gross margin rate for fiscal 2008 was driven by an improvement in pharmacy gross margin rates, front end gross margin rates, and a lower LIFO charge. The improvement in the pharmacy gross margin rate was primarily due to an increase in the percentage of generic drugs sold and a lower cost of generics partially offset by lower reimbursement rates and an increase in Medicare Part D sales as a percentage of total pharmacy sales. The improvement in the front-end gross margin rate was primarily due to an increase in vendor promotional support. The reduction in LIFO charges was primarily due to lower pharmacy product inflation. These improvements were partially offset by an increase in distribution expense as a percentage of sales, due to higher fuel costs and increases in other expenses not offset by productivity improvements.

        We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO charge was $184.6 million in fiscal 2009, $16.1 million in fiscal 2008 and $43.0 million in fiscal 2007.

  Selling, General and Administrative Expenses

        SG&A for fiscal 2009 was 26.6% as a percentage of revenue, compared to 26.2% in fiscal 2008. The increase in SG&A as a percentage of revenue was primarily due to an increase in depreciation and amortization expense related primarily to increased intangible assets resulting from the allocation of the purchase price of Brooks Eckerd, an increase in rent and occupancy expenses due to new and relocated stores and the sale-leaseback of owned stores. These items were somewhat offset by a decrease in integration expense and advertising costs. Although SG&A on a year to date basis increased as a percent of revenues, SG&A decreased as a percent of revenues in the third and fourth quarter.

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

  Goodwill Impairment

        We have a policy to evaluate goodwill for impairment on an annual basis at the end of our fiscal year, or more frequently if events or circumstances would occur that would indicate a reduction in our fair value. On February 28, 2009, the carrying value of our net assets, before goodwill impairment testing, was $610.6 million and the market capitalization of our outstanding shares, assuming conversion of outstanding preferred shares, was $255.4 million. Accordingly, we performed a goodwill impairment test and concluded that because of the length of time in which the carrying value of our net assets exceeded the market value of our outstanding shares, an impairment of goodwill was required under the accounting rules set forth in SFAS No. 142. After determining that an impairment of goodwill was necessary, we performed a step two test which values the total company net assets at fair value as if a purchase business combination had occurred. The fair value of our net assets utilizing this test indicated that the entire balance of our goodwill should be impaired as of February 28, 2009 and therefore we recorded a goodwill impairment charge of $1.81 billion in fiscal 2009.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Year Ended
	February 29, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
	(Dollars in thousands)
Impairment charges	$157,334	$30,823	$31,425
Store and equipment lease exit charges	136,409	55,343	17,892

	$293,743	$86,166	$49,317

        Impairment Charges.    In fiscal 2009, 2008, and 2007, store closing and impairment charges include non-cash charges of $157.3 million, $30.8 million and $31.4 million, respectively, for the total or partial impairment of long-lived assets at 814, 420, and 342 stores, respectively. These amounts include the write-down of long-lived assets to estimated fair value at stores that were identified for impairment as part of our on-going store performance review at all of our stores or management's intention to relocate or close a specific store. The increase in impairment charges in fiscal 2009 was primarily due to current and projected operating results at certain of our Brooks Eckerd stores not being sufficient to cover the asset values of these stores.

        Store and Equipment Lease Exit Charges.    In fiscal 2009, 2008, and 2007, we recorded charges for 161, 66, and 49 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The increase in the store and equipment lease exit charge for the fiscal year 2009 was primarily due to an increase in the number of stores closed and a decrease in the amount of assumed sublease income over the remaining minimum lease term.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        In fiscal 2009, 2008, and 2007, interest expense was $477.6 million, $449.6 million and $275.2 million, respectively. The increase in interest expense in 2009 compared to 2008 was primarily due to increased borrowings to fund the Brooks Eckerd acquisition and related integration activities partially offset by lower interest rates, which were caused by a decrease in LIBOR, which decreased the interest rate on borrowings under our senior secured credit facility.

        The annual weighted average interest rates on our indebtedness in fiscal 2009, 2008 and 2007 were 6.6%, 7.5% and 7.6%, respectively.

  Income Taxes

        Income tax expense of $329.3 million and $802.7 million, and income tax benefit of $11.6 million has been recorded for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The fiscal 2009 income tax expense included non-cash income tax expense of $673.1 million related to the write-down of our remaining net Federal and State deferred tax assets through an adjustment to our valuation allowance. SFAS No. 109 requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS No. 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

        The fiscal 2008 income tax expense included a non-cash tax expense of $920.4 million related to an increase of the valuation allowance on federal and state net deferred tax assets. The existence of negative evidence at March 1, 2008, was primarily the result of recently completed acquisition of Brooks Eckerd and the impact on current year earnings due to planned integration and acquisition activities, compounded by the weakening economy during the later half of the year. The fiscal 2007 income tax benefit included a non-cash state tax benefit of $24.1 million which primarily related to an increase in our state tax rate applied to the net deferred tax assets partially offset by a non-cash state tax expense of $9.1 million related to an increase in the valuation allowance

        We monitor all available evidence related to our ability to utilize our remaining net deferred tax assets. We maintained a valuation allowance of $1,787.8 million and $1,104.0 million against remaining net deferred tax assets at fiscal year end 2009 and 2008, respectively.

Liquidity and Capital Resources

General

        We have four primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our first lien receivable securitization facility, and (iv) the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to fund capital expenditures and to provide funds for payment of our debt.

        As described in greater detail in the "Results of Operations" section, we incurred significant non-cash charges in fiscal 2009, including a charge of $1.81 billion for the impairment of goodwill, income tax expense of $329.3 million, which was predominately due to a non-cash write-down of our remaining federal and state deferred tax assets, and store closing and impairment charges of $293.7 million. In addition, we incurred LIFO charges of $184.6 million. These charges have no impact on our liquidity, credit facilities or compliance with existing debt covenants.

Credit Facility

        Our senior secured credit facility includes a $1.75 billion revolving credit facility. Borrowings under the revolving credit facility currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate between LIBOR plus 1.25% and LIBOR plus 1.75% depending on the amount of the revolver availability, as specified in the senior secured credit facility. We are required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The final maturity date on our revolving credit facility is September 30, 2010.

        Our ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At February 28, 2009, we had $838.0 million of borrowings outstanding under the revolving credit facility. At February 28, 2009, we also had letters of credit outstanding against the revolving credit facility of $188.3 million, which resulted in additional borrowing capacity of $723.7 million. Based upon our borrowing base calculation and planned reductions in inventory, we may not be able to borrow the maximum amount under our revolving credit facility at some points during fiscal 2010. However, we do not expect this restriction to have a significant impact on liquidity.

        In November 2006, we entered into an amendment of our senior secured credit facility and borrowed $145.0 million under a senior secured term loan (the "Tranche 1 Term Loans"). The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.50%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.50% The interest rate can fluctuate between LIBOR plus 1.25% and LIBOR plus 1.75% depending on the amount of availability under our revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable on September 30, 2010, or earlier, if total debt outstanding under the senior secured credit facility exceeds the borrowing base.

        On June 4, 2007, we amended our senior secured credit facility, to establish a new senior secured term loan in the aggregate principal amount of $1,105.0 million and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loans") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with the proceeds of certain issuances of equity and debt and casualty events (subject to certain exceptions). If at any time total debt outstanding under the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 2 Term Loans may also be required.

        In July 2008, we issued a new senior secured term loan (Tranche 3 Term Loans) of $350.0 million under our existing senior secured credit facility. The Tranche 3 Term Loans were issued at a discount of 90% of par. The Tranche 3 Term Loans matures on June 4, 2014 and bears interest at LIBOR (with a minimum LIBOR rate of 3.00%) plus 3.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate (with a minimum base rate of 4%) plus 2.00%. We must make mandatory prepayments of the Tranche 3 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us and with the proceeds of certain issuances of equity and debt and casualty events (subject to certain exceptions). If at any time total debt outstanding under the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 3 Term Loans may also be required.

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payment of principal prior to three months after June 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unguaranteed unsecured debt with a maturity beyond three months after June 4, 2014; however, other debentures may limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured credit facility also allows for the voluntary repurchase of any publicly-traded debt with a maturity on or before June 4, 2014, and for the voluntary repurchase of publicly-traded debt with a maturity after June 4, 2014, if we maintain availability on the revolving credit facility of at least $100.0 million and so long as the senior secured credit facility is not in default.

        The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The senior secured credit facility also requires us to maintain a minimum fixed charge coverage ratio, but only if availability on the revolving credit facility is less than $100.0 million.

        The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repurchase of such debt.

Other 2009 Transactions

        On June 4, 2008, we commenced a tender offer and consent solicitation under which we offered to repurchase all outstanding amounts of our 8.125% senior secured notes due May 2010, our 7.5% senior secured notes due January 2015 and our 9.25% senior notes due June 2013. On July 8, 2008, the tender offer expired and on July 9, we repaid $348.9 million of the outstanding balance of our 8.125% notes due May 2010, $199.6 million of our 7.5% notes due January 2015 and $144.0 million of the outstanding balance of our 9.25% notes due June 2013. In addition, on July 9, 2008, we sent a notice of redemption for the remaining outstanding 7.5% notes due 2015 and satisfied and discharged the indenture governing such notes. As a result of this tender and consent solicitation, the indentures governing these notes were amended to eliminate substantially all of the restrictive covenants therein including limitations on our ability to incur additional debt and grant liens against assets. In addition, the guarantees on each series were eliminated and the 8.125% notes are no longer secured. We did the transaction because these notes had restrictions on secured debt that prohibited us from fully drawing on our revolving credit facility under certain circumstances. We incurred a loss on debt modification related to this transaction of $36.6 million.

        These transactions were financed via the issuance of a new senior secured term loan (the Tranche 3 Term Loan) described above and the issuance of a $470.0 million aggregate principal amount of 10.375% senior secured notes due July 2016. These notes are unsecured unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our senior secured credit facility. The guarantees are secured by shared second priority liens with holders of our 7.5% senior secured notes due 2017. The indenture that governs the 10.375% senior secured notes due 2016 contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The senior 10.375% secured notes due July 2016 were issued at a discount of 90.588% of par.

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured debt that we can incur. As of February 28, 2009, the amount of additional secured debt that could be incurred under these indentures was approximately $870.0 million (which amount does not include the ability to enter into certain sale and leaseback transactions). At our option we could also incur this debt in whole or in part on an unsecured basis. The amount of additional second priority secured or unsecured debt that we could have incurred if we had drawn the maximum amount available ($723.7 million) on our revolving credit facility as of February 28, 2009 (after taking into account outstanding letters of credit) was $146.3 million.

        In May 2008 we issued $158.0 million of 8.5% convertible notes due May 2015. These notes are unsecured and are effectively junior to our secured debt. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.59 per share, subject to adjustments to prevent dilution, at any time. Proceeds from the issuance of these notes were used to fund the redemption of our 6.125% notes due December 2008. We recorded a loss on debt modification of $3.3 million related to the early redemption of the 6.125% notes due 2008, which included payment of a make whole premium to the noteholders and unamortized debt issue costs on the notes.

  Preferred Stock Transactions

        In the fourth quarter of fiscal 2009 the holder of substantially all of the outstanding shares of our Series G preferred stock converted their shares into 27.1 million shares of our common stock at a conversion rate of $5.50 per share.

        During fiscal 2006, we issued 4.8 million shares of our Series I Mandatory Convertible preferred stock ("Series I preferred stock"). In the first quarter of fiscal 2009, we entered into agreements with several of the holders of the Series I preferred stock to convert 2.4 million shares into common stock, at a rate of 5.6561 common shares per preferred share, earlier than the mandatory conversion date which resulted in the issuance of 14.6 million shares of our common stock. In the third quarter of fiscal 2009, the remaining outstanding 2.4 million shares of Series I preferred stock automatically converted into common stock, at a rate of 5.6561 common shares per preferred share, which resulted in the issuance of 13.7 million shares of our common stock.

  Sale Leaseback Transactions

        During fiscal 2009 we sold a total of 72 owned stores to independent third parties. Net proceeds from these sales were $193.0 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 67 of these leases as operating leases and the remaining five were accounted for using the financing method as these lease agreements contain a clause that allow the buyer to force us to repurchase the properties under certain conditions. A gain on the sale of these stores of $5.2 million was deferred and is being recorded over the minimum term of these leases.

2008 Transactions

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

  Preferred Stock Transactions

        During the fourth quarter of fiscal 2005, we issued 2.5 million shares of our Series E Mandatory Convertible preferred stock ("Series E preferred stock"). The Series E preferred stock automatically converted into common stock on February 1, 2008 at a rate of 14.0056 common shares per preferred share, as determined by the adjusted applicable market value of our common stock (as defined in the Series E preferred stock agreement) on the date of conversion. The Series E preferred stock conversion resulted in the issuance of 35.0 million shares of our common stock to the holders of the Series E preferred stock.

  Sale Leaseback Transactions

        During fiscal 2008 we sold a total of 22 owned stores to independent third parties. Net proceeds from these sales were $93.3 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 14 of these leases as operating leases and the remaining eight were accounted for using the financing method as these lease agreements contain a clause that allow the buyer to force us to repurchase the properties under certain conditions. Subsequent to March 1, 2008, the clause that allowed the buyer to force us to repurchase the property lapsed on five of these leases. Therefore, these leases are now accounted for as operating leases.

2007 Transactions

  Debt Transactions

        In February 2007, we issued $500.0 million aggregate principal amount of 7.5% senior secured notes due 2017. These notes are unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our senior secured credit facility and other secured notes. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with holders of our 10.375% senior secured notes due July 2016, granted by subsidiary guarantors on all their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions. The indenture governing the 7.5% senior secured notes due 2017 contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. Proceeds from this offering were used to repay outstanding borrowings on our revolving credit facility and to fund the redemption of our 9.5% senior secured notes due 2011. Per the terms of the indenture that governed the 9.5% senior secured notes due 2011, we paid a premium to the noteholders of 104.75% of par. We recorded a loss on debt modification of $18.7 million related to the early redemption of the 9.5% senior secured notes due 2011, which included the call premium and unamortized debt issue costs on the notes.

        In February 2007, we issued $500.0 million aggregate principal amount of 8.625% senior notes due 2015. These notes are unsecured. The indenture governing the 8.625% senior notes due 2015 contains provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 8.625% senior notes due 2015 are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under the senior secured credit facility and other outstanding senior secured notes. Proceeds from the issuance of the notes were used to repay borrowings under our revolving credit facility.

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

  Sale-Leaseback Transactions

        During fiscal 2007, we sold a total of 29 owned stores to independent third parties. Net proceeds from these sales were approximately $82.1 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 24 of these leases as operating leases and the remaining five leases were accounted for using the financing method, as these lease agreements contain a clause that allows the buyer to force us to purchase the properties under certain conditions. Subsequent to March 3, 2007, the clause that allowed the buyer to force us to repurchase the properties lapsed on the five leases. Therefore, these leases are now accounted for as operating leases.

Off Balance Sheet Obligations

        We maintain receivables securitization agreements (the "first lien facility") with several multi-seller asset-backed commercial paper vehicles ("CPVs"). Under the terms of the securitization agreements, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity ("SPE") and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs. We guarantee certain performance obligations of our affiliates under the securitization agreements, which include continued servicing of such receivables, but do not guarantee the collectibility of the receivables and obligor creditworthiness. These agreements provide for us to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs.

        During the thirteen week period ended February 28, 2009, we amended certain of the terms of our first lien facility. The effects of the amendment were to make changes to the obligor concentration limits in the borrowing formula, to change the borrowing and liquidity fees charged under the agreements and to reduce the amount of interest in receivables that can be transferred to the CPV's to $345.0 million.

        Under the terms of the first lien facility, the total amount of interest in receivables that could be transferred to the CPVs was $345.0 million and $650.0 million at February 28, 2009 and March 1, 2008, respectively. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur, at the discretion of the CPVs, on a weekly basis. At February 28, 2009 and March 1, 2008, the total of outstanding receivables that have been transferred to the CPVs were $330.0 million and $435.0 million, respectively. The following table details receivable transfer activity for the years presented (in thousands):

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Average amount of outstanding receivables transferred	$471,319	$332,115	$334,588
Total receivable transfers	$6,940,000	$4,992,000	$4,674,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$7,045,000	$4,907,000	$4,654,000

        We are charged a program fee and a liquidity fee under the first lien facility. The program fee is LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee is 3.5% of the total facility commitment of $345.0 million. The program and liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2009, 2008 and 2007 were $24.9 million, $22.3 million and $21.9 million, respectively.

        Rite Aid guarantees certain performance obligations of our affiliates under the first lien facility, which include continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends January 2010 with the option to extend to September 14, 2010. Should any of the CPVs fail to renew their commitment under the first lien facility, we have access to a backstop credit facility, which is backed by the CPVs and which expires September 14, 2010.

        Proceeds from the collections under the first lien facility are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At February 28, 2009 and March 1, 2008, we had $1.8 million and $3.3 million of cash, respectively, that was restricted for the payment of trustee fees.

        On February 18, 2009, we entered into a $225.0 million second priority accounts receivable securitization term loan (Second Lien Facility). Net proceeds from the issuance of the Second Lien Facility were used to repay approximately $210.0 million outstanding under our securitization agreements and replace the borrowing availability that was decreased under the first lien facility. The Second Lien Facility has a second priority interest in eligible third party receivables. This interest is subordinated to the interest of the securitization banks under the first lien facility.

        The Second Lien Facility was sold at a discount of 3% and bears interest at a rate of either, at our option, (a) a base rate equal to the higher of (i) Citibank's base rate, (ii) the federal funds rate plus 0.50% per annum or (iii) an adjusted LIBOR rate plus 1.0% per annum, in each case plus 11% or (b) LIBOR plus 12% with a LIBOR floor of 3%. The Second Lien Facility will mature on September 14, 2010. We incurred one-time issuance fees of approximately $8.8 million related to the Second Lien Facility, which are recorded in selling, general and administrative expenses. For fiscal 2009, financing fees related to the Second Lien Facility were $1.2 million.

        We have determined that the transactions under the first lien facility and Second Lien Facility meet the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, we have determined that we do not hold a variable interest in the CPVs or in the lenders in the Second Lien Facility, pursuant to the guidance in FIN 46R, "Consolidation of Variable Interest Entities", and therefore have determined that de-recognition of the transferred receivables is appropriate.

        At February 28, 2009 and March 1, 2008, our interest in the third party pharmaceutical receivables is as follows (dollars in thousands):

	February 28, 2009	March 1, 2008
Third party pharmaceutical receivables	$955,827	$963,683
Allowance for uncollectible accounts	(31,421)	(34,850)

Net third party receivables	924,406	928,833
First lien facility	(330,000)	(435,000)
Second lien facility (net of discount of $6,621)	(218,379)	—

Net retained interest	$376,027	$493,833

        As of February 28, 2009, we had no material off balance sheet arrangements, other than the receivables securitization facilities described above and operating leases, which are included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of February 28, 2009, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$384,628	$1,729,512	$906,205	$5,660,964	$8,681,309
Capital lease obligations(2)	39,896	49,435	49,094	155,783	294,208
Operating leases(3)	1,049,983	2,009,871	1,794,758	6,669,650	11,524,262
Open purchase orders	352,909	—	—	—	352,909
Redeemable preferred stock(4)	—	—	—	21,300	21,300
Other, primarily self insurance and retirement plan obligations(5)	132,256	148,995	36,479	81,762	399,492
Minimum purchase commitments(6)	160,708	321,834	321,770	782,014	1,586,326

Total contractual cash obligations	$2,120,380	$4,259,647	$3,108,306	$13,371,473	$22,859,806

Commitments
Lease guarantees	$25,208	$48,908	$47,016	$110,263	$231,395
Outstanding letters of credit	188,345	—	—	—	188,345

Total commitments	$2,333,933	$4,308,555	$3,155,322	$13,481,736	$23,279,546

(1)
Includes principal and interest payments for all outstanding debt instruments, but not amounts outstanding under the receivables facilities. Interest was calculated on variable rate instruments using rates as of February 28, 2009.

(2)
Represents the minimum lease payments on non-cancelable leases, including interest, but net of sublease income.

(3)
Represents the minimum lease payments on non-cancelable leases.

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

        Obligations for income tax uncertainties pursuant to FIN 48 of approximately $101.0 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $359.9 million in fiscal 2009. Cash flow was positively impacted by net proceeds from our accounts receivable securitization, reductions in accounts receivable and inventory, partially offset by a decrease in accounts payable. The decrease in inventory is primarily due to the efforts made by management to reduce excess inventory and a decrease in purchasing volume, which also impacted accounts payable.

        Cash flow provided by operating activities was $79.4 million in fiscal 2008. Cash flow was positively impacted by net proceeds from our accounts receivable securitization and a reduction in accounts receivable partially offset by an increase in inventory and a decrease in accounts payable. The increase in inventory was primarily caused by Brooks Eckerd integration activities. Integration activities that require a temporary investment in inventory include replacing discontinued inventory, increasing the number of SKU's at the Brooks Eckerd distribution centers and retrofitting the planograms in the Brooks Eckerd stores. The decrease in accounts payable was primarily due to conforming vendor terms as part of the integration efforts.

        Cash flow provided by operating activities was $309.1 million in fiscal 2007. Cash flow from operating activities was positively impacted by income from operations, net proceeds of $20.0 million for the sale of certain of our third party receivables and a decrease in accounts payable. These items were partially offset by increases in accounts receivable and inventory.

        Cash used in investing activities was $346.4 million in fiscal 2009. Cash was used for the purchase of property, plant and equipment and prescription files which was offset in part by proceeds from our sale leaseback transactions and proceeds from other asset dispositions.

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

        Cash used in financing activities was $17.3 million in fiscal 2009 due to the net impact of proceeds from the issuance of convertible notes and redemption of various notes, amending of our credit facility and principal payments on long term debt.

        Cash provided by financing activities was $2,904.0 million in fiscal 2008. Cash provided by financing was primarily provided by proceeds from issuance of long-term debt utilized to fund the Brooks Eckerd acquisition, net proceeds from our revolving credit facility, the change in the zero balance cash accounts and net proceeds from the issuance of common stock, offset by financing costs paid, scheduled debt payments and preferred stock dividends.

        Cash provided by financing activities was $33.7 million in fiscal 2007. Cash provided from issuance of two bonds and the term loan portion of our senior secured credit facility was used to fund the redemption and payment at maturity of several bonds and to pay down a portion of the outstanding borrowings under our revolving credit facility.

Capital Expenditures

        We plan to make total capital expenditures of approximately $250 million during fiscal 2010, consisting of approximately 40% related to the new store construction and store relocation, 7% related to store remodels and 53% related to backstage, infrastructure and maintenance requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities and use of the revolving credit facility.

Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions, including current conditions in the financial markets; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. We expect our efforts to maintain our NYSE listing will be successful. However, if our common stock is not listed on the NYSE or another national exchange, holders of our 8.5% convertible notes due 2015 (the "Convertible Notes") will be entitled to require us to repurchase their Convertible Notes. Our senior secured credit facility and accounts receivable securitization facilities provide that the occurrence of this repurchase right constitutes a default under such facilities. To avoid such a scenario, we may seek to refinance the Convertible Notes. We can give no assurance that we would be able to obtain any required financing, including a refinancing, on favorable terms, if at all, or that we would receive any waiver or consents required under our debt instruments. Based upon our current levels of operations, planned improvements in our operating performance, the approval by our stockholders of the proposed reverse stock split, the suspension of the minimum price listing requirement by the NYSE and the opportunities that we believe the acquisition of Brooks Eckerd provides, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, sales of accounts receivable under our first lien securitization facility, and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures for the next twelve months. Our $1.75 billion revolving credit facility and our $145 million Tranche 1 term loan mature on September 30, 2010. We intend to refinance these facilities prior to their maturity dates and expect these efforts to be successful. However, there can be no assurance that we will be able to refinance these facilities on terms acceptable to us.

        We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, conditions in the financial markets, status of the listing of our stock on the NYSE, valuations of the collateral securing our senior credit facility and accounts receivable securitization facilities and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, a FASB Staff Position (FSP) was proposed to delay the effective dates of SFAS No. 157 as it relates to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. We have adopted SFAS No. 157 as of March 2, 2008 as it relates to financial assets and liabilities and there was no impact on the financial statements. We will adopt SFAS No. 157 as it relates to nonfinancial assets and liabilities in the quarter ending May 30, 2009 and do not expect the adoption to have a material impact on our financial position or results of operations.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for uncollectible receivables, inventory shrink, impairment, self insurance liabilities, pension benefits, lease exit liabilities, income taxes and litigation. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Variability reflected in the sensitivity analyses presented below is based on our recent historical experience. Actual results may differ materially from these estimates and sensitivity analyses.

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Allowance for uncollectible receivables:    Almost all of our prescription sales are made to customers that are covered by third party payors, such as insurance companies, prescription benefit management companies, government agencies, private employers, health maintenance organizations or other managed care providers. We recognize and report receivables that represent the amount owed to us for sales made to customers, who are employees or members of those payors, which have not yet been paid. We maintain an allowance for the amount of these receivables deemed to be uncollectible. This allowance is calculated based upon historical collection and write-off activity adjusted for current conditions. The estimated bad debt write-off rate is calculated by dividing historical write-offs for the most recent twelve months, for which collection activities have been completed, by third party payor sales for the same period. A bad debt expense is recognized by applying the estimated write-off rate to third party payor sales for the period. There have been no significant changes in the assumptions used to calculate our estimated write-off rate over the past three years. If the financial condition of the payors were to deteriorate, resulting in an inability to make payments, an additional reserve would be recorded in the period in which the change in financial condition first became known. Based on current conditions, we do not expect a significant change to our write-off rate in future periods. A one basis point difference in our estimated write-off rate for the year ended February 28, 2009, would have affected pretax income by approximately $1.4 million.

        Inventory:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations (including stores and distribution centers), as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for stores inventoried in the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended February 28, 2009, would have affected pre-tax income by approximately $5.8 million.

        Goodwill Impairment:    Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting unit could exist. Our impairment calculation was based on a comparison of the book value of our equity to our estimated fair value. We estimated fair value utilizing both a discounted cash flow analysis that was based on forward year projections and the value implied by our quoted stock price. Based on the decline in our stock price during fiscal 2009, we performed an assessment of goodwill impairment at the end of our fiscal third quarter and year end and concluded at year end that our goodwill was impaired. In accordance with our policy, if events indicate that an impairment has occurred, we perform a step two test under which we value the net assets of our company (other than goodwill) as if a purchase business combination had occurred, and compare that value to our company's market capitalization. The difference between the theoretical net asset value of our company utilizing this calculation and the our market capitalization is the amount of goodwill impairment that we record. Based upon the results of this test, we impaired the entire balance of our goodwill at the end of fiscal 2009.

        Impairment of Long-Lived Assets:    We evaluate long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. We have identified each store as an asset group for purposes of performing this evaluation. Our evaluation of whether possible impairment indicators exist includes comparing future cash flows expected to be generated by the store to the carrying value of the store's assets. If the estimated future cash flows of the asset group (store level) are less than the carrying amount of the store's assets, we calculate an impairment loss by comparing the carrying value of the store's assets to the fair value of such assets. We determine fair value by discounting the estimated future cash flows of the store discussed above.

        Cash flows are calculated utilizing the detailed store financial plan for the year immediately following the current year end. To arrive at cash flow estimates for additional future years, we project sales growth by store (consistent with our overall business planning objectives and results), and determine the incremental cash flow that such sales growth will contribute to that store's operations. The discount rate used is our credit adjusted risk-free interest rate.

        The assumptions utilized in calculating impairment are updated annually. Should actual sales growth rates and related incremental cash flow differ from those forecasted and projected, we may incur future impairment charges related to the stores being evaluated. Changes in our discount rate of 50 basis points would not have a material impact on the total impairment recorded in Fiscal 2009.

        Self-insurance liabilities:    We expense claims for self-insured medical, dental, workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured medical and dental claims incurred but not paid is determined by multiplying the average claim value paid over the most recent twelve months by the average number of days from the same period between when the claims were incurred and paid. There have been no significant changes in assumptions used to determine days lag over the last three years. Should a greater amount of claims occur compared to what was previously estimated or medical costs increase beyond what was anticipated, expense recorded may not be sufficient, and additional expense may be recorded. A one day change in days lag for the year ended February 28, 2009, would have affected pretax income by approximately $0.6 million.

        The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A 25 basis point difference in the discount rate for the year ended February 28, 2009, would have affected pretax income by approximately $2.3 million.

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

        These assumptions have not significantly changed over the last three years, except that the discount rate has been adjusted due to changes in rates derived from published high-quality long-term bond indices, the terms of which approximate the term of the cash flows to pay the accumulated benefit obligations when due. A decrease of 25 basis points in the discount rate, assuming no other changes in the estimates, increases the amount of the projected benefit obligation and the related required expense by $3.0 million and $0.6 million, respectively.

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

        A substantial amount of our closed stores were closed prior to our adoption of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective January 1, 2003. Therefore, if interest rates change, reserves may be increased or decreased. In addition, changes in the real estate leasing markets can have an impact on the reserve. As of February 28, 2009, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $3.8 million for Fiscal 2009.

        Income taxes:    We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate significant deferred tax assets which are currently offset by a valuation allowance. We regularly review the deferred tax assets for recoverability considering the relative impact of negative and positive evidence including our historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The weight given to the potential effect of the negative and positive evidence is commensurate with the extent to which it can be objectively verified. We will establish a valuation allowance against deferred tax assets when we determine that it is more likely than not that some portion of our deferred tax assets will not be realized. There have been no significant changes in the assumptions used to calculate our valuation allowance over the last three years. However, changes in market conditions and the impact of the acquisition of Brooks Eckerd on operations have caused changes in the valuation allowance from period to period which were included in the tax provision in the period of change.

        We recognize tax liabilities in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

        Litigation reserves:    We are involved in litigation on an on-going basis. We accrue our best estimate of the probable loss related to legal claims. Such estimates are based upon a combination of litigation and settlement strategies. These estimates are updated as the facts and circumstances of the cases develop and/or change. To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability may also change. Changes to these reserves during the last three fiscal years were not material.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 28, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value at February 28, 2009
	(Dollars in thousands)
Long-term debt, Including current portion
Fixed rate	$2,111	$11,304	$215	$214	$190,924	$3,215,835	$3,420,603	$1,076,476
Average Interest Rate	4.82%	8.11%	7.00%	7.00%	6.95%	9.01%	8.89%
Variable Rate	$14,550	$997,550	$14,550	$14,550	$14,550	$1,341,538	$2,397,288	$1,674,069
Average Interest Rate	3.13%	1.97%	3.13%	3.13%	3.13%	3.20%	2.69%

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

        The interest rate on the variable-rate borrowings under our senior secured credit facility are based on LIBOR. Changes in one month LIBOR affect our cost of borrowings because the interest rate on our variable-rate obligations is based on LIBOR. If the market rates of interest for one month LIBOR change by 50 basis points as of February 28, 2009 our annual interest expense would change by approximately $12.0 million based upon our variable-rate debt outstanding of approximately $2,397.3 million on February 28, 2009.

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

(b)
Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of February 28, 2009, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)
Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2009 of the Company and our report dated April 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 16, 2009

Item 9B.    Other Information

        None

PART III

        We intend to file with the SEC a definitive proxy statement for our 2009 Annual Meeting of Stockholders, to be held on June 25, 2009, pursuant to Regulation 14A not later than 120 days after February 28, 2009. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   The consolidated financial statements of the Company and report of the independent registered public accounting firm identified in the following index are included in this report from the individual pages filed as a part of this report:

1.     Financial Statements

        The following financial statements, report of the independent registered public accounting firm and supplementary data are included herein:

2.     Financial Statement Schedules

  Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007

Exhibit Numbers	Description	Incorporation By Reference To
3.5	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.6	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.7	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
3.8	Amendment to Sections 1, 3 and 4 of Article V of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on December 21, 2007
4.1
	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3
	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003

Exhibit Numbers	Description	Incorporation By Reference To
4.6	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.6 to Form 10-Q, filed on January 9, 2008
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.8	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.9
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008
4.10
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.11
	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.13	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.14	Indenture, dated as of February 15, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.15
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.16
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N. A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.17
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 6, 2007
4.18
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.19	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 6, 2007
4.20
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.21	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.22
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2016 Securities	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.23
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.24
	Amendment and Restatement Agreement, dated as of July 9, 2008, relating to the Credit Agreement dated as of June 27, 2001, as amended and restated as of June 4, 2007, among Rite Aid Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent and Bank of America, N.A., as syndication agent and the Credit Agreement, dated as of June 27, 2001, as amended and restated as of July 9, 2008, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral processing agent, and Bank of America, N.A., as syndication agent.	Exhibit 10.1 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.25	Amendment No. 7 to Receivables Financing Agreement and Consent, dated as of September 18, 2007, by and among Rite Aid Funding II, CAFCO, LLC, CRC Funding, LLC, Falcon Asset Securitization Company LLC, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, NA., Wachovia Bank, National Association, Citicorp North America, Inc., Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators	Exhibit 10.3 to Form 10-Q, filed on October 10, 2007
4.26
	Amendment No. 8 to Receivables Financing Agreement and Consent, dated as of September 16, 2008, by and among Rite Aid Funding II, CAFCO, LLC, CRC Funding, LLC, Falcon Asset Securitization Company LLC, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, NA., Wachovia Bank, National Association, Citicorp North America, Inc., Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators	Exhibit 99.1 to Form 8-K, filed on September 22, 2008
4.27
	Amendment No. 9 to Receivables Financing Agreement and Consent, dated as of January 15, 2009, by and among Rite Aid Funding II, CAFCO, LLC, CRC Funding, LLC, Falcon Asset Securitization Company LLC, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, NA., Wachovia Bank, National Association, Citicorp North America, Inc., Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators	Exhibit 99.1 to Form 8-K, filed on January 16, 2009
4.28
	Amendment No. 10 to Receivables Financing Agreement and Consent, dated as of January 22, 2009, by and among Rite Aid Funding II, CAFCO, LLC, CRC Funding, LLC, Falcon Asset Securitization Company LLC, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, NA., Wachovia Bank, National Association, Citicorp North America, Inc., Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators	Exhibit 99.1 to Form 8-K, filed on January 23, 2009

Exhibit Numbers	Description	Incorporation By Reference To
4.29	Amendment No. 11 to Receivables Financing Agreement and Consent, dated as of February 18, 2009, by and among Rite Aid Funding II, CAFCO, LLC, CRC Funding, LLC, Falcon Asset Securitization Company LLC, Variable Funding Capital Company LLC, Citibank, N.A., JPMorgan Chase Bank, NA., Wachovia Bank, National Association, Citicorp North America, Inc., Rite Aid Hdqtrs. Funding, Inc., as collection agent, and certain other parties thereto as originators	Exhibit 10.3 to Form 8-K, filed on February 20, 2009
4.30	Definitions Annex to the Senior Loan Documents and the Second Priority Debt Documents	Filed herewith
4.31
	Fourth Amendment, dated as of June 4, 2007, to the Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, among Rite Aid Corporation and its subsidiaries that are a party thereto, the collateral trustees, the collateral processing co-agents and the trustees of various indentures covered by this agreement	Filed herewith
4.32
	Amended and Restated Collateral Trust and Intercreditor Agreement dated as of May 28, 2003, among Rite Aid Corporation, each Subsidiary of Rite Aid named therein or which becomes a party hereto, Wilmington Trust Company, as collateral trustee for the holders from time to time of the Second Priority Debt Obligations, Citicorp North America, Inc., as senior collateral processing co-agent, JPMorgan Chase Bank, as senior collateral processing co-agent for the Senior Secured Parties under the Senior Loan Documents, U.S. Bank and Trust, as trustee under the 12.5% Note Indenture, BNY Midwest Trust Company, as trustee under the 9.5% Note Indenture and as trustee under the 8.125% Note Indenture, and each other Second Priority Representative which becomes a party thereto	Exhibit 10.2 to Form 8-K, filed on May 30, 2003
4.33
	Senior Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of September 27, 2004, among the Subsidiary Guarantors and Citicorp North America, Inc., as collateral processing agent	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
4.34	Senior Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented by Supplement No. 1 dated as of June 27, 2004, and as amended and restated as of September 22, 2004 by the Subsidiary Guarantors in favor of the Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Filed herewith
4.35
	Senior Indemnity, Subrogation and Contribution Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Exhibit 4.27 to Form 10-K, filed on April 29, 2008
4.36
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Filed herewith
4.37
	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee.	Filed herewith
4.38
	Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.33 to Form 10-K, filed on April 29, 2008.

Exhibit Numbers	Description	Incorporation By Reference To
4.39	The Receivables Financing Agreement, dated as of September 21, 2004, by and among Rite Aid Funding I, as borrower, Rite Aid Hdqtrs. Funding, Inc., as collection agent, Citicorp North America, Inc., as program agent and as an investor agent, Citibank, N.A., as a bank, Wachovia Bank, National Association, as an investor agent and as a bank, JPMorgan Chase Bank, N.A. (as successor to Bank One, NA), as an investor agent and as a bank, CAFCO, LLC, as an investor, Falcon Asset Securitization Company LLC (as successor to Jupiter Securitization Corporation), as an investor, Variable Funding Capital Company LLC (as successor to Blue Ridge Asset Funding Corporation), as an investor, and Rite Aid Corporation and the companies named therein, as originators	Exhibit 10.3 to Form 10-Q, filed on September 28, 2004
4.40
	Credit Agreement, dated as of February 18, 2009, among Rite Aid Funding II as the Borrower and the Lenders party thereto and Citicorp North America, Inc. as the Administrative Agent and Rite Aid Hdqtrs. Funding, Inc. as Collection Agent and each of the parties named on Schedule III thereto as Originators and Citigroup Global Markets Inc. as the Sole Lead Arranger and Sole Bookrunning Manager	Exhibit 10.1 to Form 8-K, filed on February 20, 2009
4.41	Intercreditor Agreement, dated as of February 18, 2009, by and among Citicorp North America, Inc. and Citicorp North America, Inc., and acknowledged and agreed to by Rite Aid Funding II	Exhibit 10.2 to Form 8-K, filed on February 20, 2009
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.6	Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of September 24, 2008*	Exhibit 10.2 to Form 10-Q, filed on October 8, 2008
10.7	Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.3 to Form 10-Q, filed on October 8, 2008

Exhibit Numbers	Description	Incorporation By Reference To
10.8	Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Filed herewith
10.9	Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 9, 2003*	Exhibit 10.7 to Form 10-K, filed on May 2, 2003
10.10	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2005*	Exhibit 10.8 to Form 10-K, filed on April 28, 2005
10.11	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of April 28, 2008*	Exhibit 10.8 to Form 10-K, filed on April 29, 2008
10.12	Amendment No. 3 to Employment Agreement by and between Rite Aid Corporation and Robert G. Miller, dated as of December 23, 2008*	Exhibit 10.5 to Form 10-Q, filed on January 7, 2009
10.13	Side Agreement to Employment Agreement between Rite Aid Corporation and Robert G. Miller, dated as of November 28, 2006*	Exhibit 10.9 to Form 10-K, filed on April 29, 2008
10.14	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.15	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.16	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-Q, filed on May 21, 2001
10.17	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, filed on October 7, 2003
10.18	Amendment No. 3 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 30, 2008*	Exhibit 10.6 to Form 10-Q, filed on January 7, 2009
10.19	Side Agreement to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of October 11, 2006*	Exhibit 10.14 to Form 10-K, filed on April 29, 2008
10.20	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000

Exhibit Numbers	Description	Incorporation By Reference To
10.21	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.22	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008*	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.23	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.24	Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of June 26, 2007*	Exhibit 10.1 to Form 10-Q, filed on July 12, 2007
10.25	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of December 18, 2008*	Exhibit 10.3 to Form 10-Q, filed on January 7, 2009
10.26	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.27	Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 22, 2003**	Exhibit 10.25 to Form 10-K, filed on April 29, 2008
10.28	First Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 8, 2007**	Exhibit 10.26 to Form 10-K, filed on April 29, 2008
10.29	Second Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of November 7, 2008**	Exhibit 10.1 to Form 10-Q, filed on January 7, 2009
10.30	Third Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 1, 2009**	Filed herewith
10.31	Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of January 1, 2003	Exhibit 10.27 to Form 10-K, filed on April 29, 2008
10.32	Fourth Amendment to Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of February 12, 2007	Exhibit 10.28 to Form 10-K, filed on April 29, 2008
11	Statement regarding computation of earnings per share	Filed herewith (see note 3 to the consolidated financial statements)
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) /15d-14 (a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14 (a) /15d-14 (a) under Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

**
Confidential portions of these Exhibits were redacted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Rite Aid Corporation, its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Rite Aid Corporation may be found elsewhere in this report and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of February 28, 2009 and March 1, 2008, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended February 28, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of February 28, 2009 and March 1, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 28, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 16, 2009

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 28, 2009	March 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$152,035	$155,762
Accounts receivable, net	526,742	665,971
Inventories, net	3,509,494	3,936,827
Prepaid expenses and other current assets	176,661	163,334

Total current assets	4,364,932	4,921,894
Property, plant and equipment, net	2,587,356	2,873,009
Goodwill	—	1,783,372
Other intangibles, net	1,017,011	1,187,327
Deferred tax assets	—	384,163
Other assets	357,241	338,258

Total assets	$8,326,540	$11,488,023

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$40,683	$185,609
Accounts payable	1,256,982	1,425,768
Accrued salaries, wages and other current liabilities	1,004,762	1,110,288
Deferred tax liabilities	—	76,374

Total current liabilities	2,302,427	2,798,039
Long-term debt, less current maturities	5,801,230	5,610,489
Lease financing obligations, less current maturities	169,796	189,426
Other noncurrent liabilities	1,252,739	1,178,884

Total liabilities	9,526,192	9,776,838
Commitments and contingencies	—	—
Stockholders' (deficit) equity:
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and 1,393	1	139,253
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,435 and 1,352	143,498	135,202
Preferred stock—series I, par value $1 per share; liquidation value $25 per share; 5,200 shares authorized; shares issued 0 and 4,820	—	116,415
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 886,113 and 830,209	886,113	830,209
Additional paid-in capital	4,265,211	4,047,499
Accumulated deficit	(6,452,696)	(3,537,276)
Accumulated other comprehensive loss	(41,779)	(20,117)

Total stockholders' (deficit) equity	(1,199,652)	1,711,185

Total liabilities and stockholders' (deficit) equity	$8,326,540	$11,488,023

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Revenues	$26,289,268	$24,326,846	$17,399,383
Costs and expenses:
Cost of goods sold	19,253,616	17,689,272	12,710,609
Selling, general and administrative expenses	6,985,367	6,366,137	4,338,462
Goodwill impairment charge	1,810,223	—	—
Lease termination and impairment charges	293,743	86,166	49,317
Interest expense	477,627	449,596	275,219
Loss on debt modifications and retirements, net	39,905	12,900	18,662
Loss (gain) on sale of assets, net	11,581	(3,726)	(11,139)

	28,872,062	24,600,345	17,381,130

(Loss) income before income taxes	(2,582,794)	(273,499)	18,253
Income tax expense (benefit)	329,257	802,701	(11,609)

Net (loss) income from continuing operations	$(2,912,051)	$(1,076,200)	$29,862
Loss from discontinued operations, net of gain on disposal and income tax benefit	(3,369)	(2,790)	(3,036)

Net (loss) income	$(2,915,420)	$(1,078,990)	$26,826

Computation of loss applicable to common stockholders:
Net (loss) income	$(2,915,420)	$(1,078,990)	$26,826
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(21,768)	(32,533)	(31,455)
Preferred stock beneficial conversion	—	(556)	—

Loss applicable to common stockholders	$(2,937,290)	$(1,112,181)	$(4,731)

Basic and diluted loss per share:
Basic loss per share	$(3.49)	$(1.54)	$(0.01)

Diluted loss per share	$(3.49)	$(1.54)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007
(In thousands)

	Preferred Stock Series E		Preferred Stock- Series G		Preferred Stock- Series H		Preferred Stock- Series I		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount
BALANCE March 4, 2006	2,500	$120,000	1,212	$121,207	1,200	$120,020	4,820	$116,074	527,667	$527,667	$3,114,997	$(2,489,023)	$(24,021)	$1,606,921
Net income												26,826		26,826
Other comprehensive income:
Minimum pension liability													6,802	6,802
Tax provision from minimum pension liability adjustment													(2,813)	(2,813)

Comprehensive income														30,815
Adjustment to initially apply FAS No. 158, net of tax benefit of $2,560 (see Note 15)													(3,627)	(3,627)
Exchange of restricted shares for taxes									(723)	(723)	(2,421)			(3,144)
Issuance of restricted stock									4,790	4,790	(4,790)			—
Cancellation of restricted stock									(972)	(972)	972			—
Amortization of restricted stock balance											10,702			10,702
Stock-based compensation expense											11,630			11,630
Stock options exercised									5,924	5,924	14,462			20,386
Tax benefit from exercise of stock options											4,202			4,202
Dividends on preferred stock			87	8,710	74	7,365					(16,075)			—
Adjustment to issuance costs of Series I preferred stock								341						341
Cash dividends paid on preferred shares											(15,380)			(15,380)

BALANCE MARCH 3, 2007	2,500	$120,000	1,299	$129,917	1,274	$127,385	4,820	$116,415	536,686	$536,686	$3,118,299	$(2,462,197)	$(23,659)	$1,662,846

Net loss												(1,078,990)		(1,078,990)
Other comprehensive income:
Changes in Defined Benefit Plans													6,285	6,285
Tax provision from minimum pension liability adjustment													(2,743)	(2,743)

Comprehensive loss														(1,075,448)
Adjustment to initially apply FIN 48												4,467		4,467
Issuance of shares to Jean Coutu Group									250,000	250,000	840,000			1,090,000
Exchange of restricted shares for taxes									(1,423)	(1,423)	(7,080)			(8,503)
Issuance of restricted stock									7,179	7,179	(7,179)			—
Cancellation of restricted stock									(1,382)	(1,382)	1,382			—
Amortization of restricted stock balance											21,224			21,224
Stock-based compensation expense											19,215			19,215
Stock options exercised									4,135	4,135	8,629			12,764
Dividends on preferred stock			94	9,336	78	7,817					(17,153)			—
Preferred stock beneficial conversion											556	(556)		—
Conversion of Series E preferred stock	(2,500)	(120,000)							35,014	35,014	84,986			—
Cash dividends paid on preferred shares											(15,380)			(15,380)

BALANCE MARCH 1, 2008	—	$—	1,393	$139,253	1,352	$135,202	4,820	$116,415	830,209	$830,209	$4,047,499	$(3,537,276)	$(20,117)	$1,711,185

Net loss												(2,915,420)		(2,915,420)
Other comprehensive income:
Changes in Defined Benefit Plans													(21,662)	(21,662)

Comprehensive loss														(2,937,082)
Exchange of restricted shares for taxes									(1,741)	(1,741)	(1,113)			(2,854)
Issuance of restricted stock									2,646	2,646	(2,646)			—
Cancellation of restricted stock									(967)	(967)	967			—
Amortization of restricted stock balance											17,913			17,913
Stock-based compensation expense											13,535			13,535
Stock options exercised									516	516	601			1,117
Dividends on preferred stock			100	10,006	83	8,296					(18,302)			—
Conversion of Series G and I preferred stock			(1,493)	(149,258)			(4,820)	(116,415)	55,450	55,450	210,223			—
Cash dividends paid on preferred shares											(3,466)			(3,466)

BALANCE FEBRUARY 28, 2009	—	$—	—	$1	1,435	$143,498	—	$—	886,113	$886,113	$4,265,211	$(6,452,696)	$(41,779)	$(1,199,652)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
OPERATING ACTIVITIES:
Net (loss) income	$(2,915,420)	$(1,078,990)	$26,826
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	586,208	472,473	270,307
Goodwill impairment charge	1,810,223	—	—
Lease termination and impairment charges	293,743	86,166	49,317
LIFO charges	184,569	16,114	43,006
Loss (gain) on sale of assets, net	11,629	(11,826)	(11,139)
Stock-based compensation expense	31,448	40,439	22,331
Loss on debt modifications and retirements, net	39,905	12,900	18,662
Changes in deferred taxes	307,789	805,204	(13,362)
Proceeds from sale of inventory	—	16,811	—
Proceeds from insured loss	—	8,550	593
Changes in operating assets and liabilities:
Net proceeds from accounts receivable securitization	104,881	85,000	20,000
Accounts receivable	33,784	36,820	(39,543)
Inventories	196,517	(306,360)	(37,275)
Accounts payable	(140,258)	(115,624)	14,219
Other assets and liabilities, net	(185,108)	11,691	(54,797)

Net cash provided by operating activities	359,910	79,368	309,145

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(460,857)	(687,529)	(334,485)
Intangible assets acquired	(80,489)	(52,846)	(29,243)
Acquisition of Jean Coutu, USA, net of cash acquired	(112)	(2,306,774)	(18,369)
Proceeds from sale-leaseback transactions	161,553	48,985	55,563
Proceeds from dispositions of assets and investments	33,547	58,470	9,348
Proceeds from insured loss	—	5,950	4,406

Net cash used in investing activities	(346,358)	(2,933,744)	(312,780)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	900,629	2,307,867	1,145,000
Net (payments to) proceeds from revolver	(11,000)	549,000	(234,000)
Proceeds from financing secured by owned property	31,266	44,267	26,527
Principal payments on long-term debt	(870,054)	(15,939)	(901,297)
Change in zero balance cash accounts	(16,298)	79,606	15,662
Net proceeds from the issuance of common stock	1,117	12,764	20,386
Payments for preferred stock dividends	(3,466)	(15,380)	(15,380)
Excess tax deduction on stock options	—	—	1,587
Deferred financing costs paid	(49,473)	(58,195)	(24,769)

Net cash (used in) provided by financing activities	(17,279)	2,903,990	33,716

(Decrease) increase in cash and cash equivalents	(3,727)	49,614	30,081
Cash and cash equivalents, beginning of year	155,762	106,148	76,067

Cash and cash equivalents, end of year	$152,035	$155,762	$106,148

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its wholly-owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 4,901 stores in operation as of February 28, 2009. The Company's drugstores' primary business is pharmacy services. The Company also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

        The Company's operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Pharmacy sales	$17,604,284	$16,179,170	$11,042,183
Front-end sales	8,581,115	8,049,446	6,272,333
Other revenue	103,869	98,230	84,867

	$26,289,268	$24,326,846	$17,399,383

        Sales of prescription drugs represented approximately 67.2%, 66.7%, and 63.7% of the Company's total sales in fiscal years 2009, 2008 and 2007, respectively. The Company's principal classes of products in fiscal 2009 were the following:

Product Class	Percentage of Sales
Prescription drugs	67.2%
Over-the-counter medications and personal care	8.7%
Health and beauty aids	5.3%
General merchandise and other	18.8%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007 included 52 weeks.

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

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

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

  Inventories

        Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories. At February 28, 2009 and March 1, 2008, inventories were $746,467 and $562,728, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The LIFO charge was $184,569, $16,114 and $43,006 for fiscal years 2009, 2008, and 2007, respectively.

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

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

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

        The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2009, 2008 and 2007, the Company capitalized costs of approximately $4,990, $3,399 and $4,956, respectively.

  Intangible Assets

        The Company has certain finite-lived intangible assets that are amortized over their useful lives. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Prescription files acquired in business combinations are amortized over an estimated useful life of ten years on an accelerated basis, which approximates the anticipated prescription file retention and related cash flows. Purchased prescription files acquired in other than business combinations are amortized over their estimated useful lives of five years on a straight line basis.

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

  Cost of Goods Sold

        Cost of goods sold includes the following: the cost of inventory sold during the period, including related vendor rebates and allowances, LIFO charges, costs incurred to return merchandise to vendors, inventory shrink costs, purchasing costs and warehousing costs which include inbound freight costs from the vendor, distribution payroll and benefit costs, distribution center occupancy costs and depreciation expense and delivery expenses to the stores.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Vendor Rebates and Allowances

        Rebates and allowances received from vendors relate to either buying and merchandising or promoting the product. Buying and merchandising related rebates and allowances are recorded as a reduction of cost of goods sold as product is sold. Buying and merchandising rebates and allowances include all types of vendor programs such as cash discounts from timely payment of invoices, purchase discounts or rebates, volume purchase allowances, price reduction allowances and slotting allowances. Certain product promotion related rebates and allowances, primarily related to advertising, are recorded as a reduction in selling, general and administrative expenses when the advertising commitment has been satisfied.

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2009, 2008 and 2007 were $375,790, $375,025 and $295,232, respectively.

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

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

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

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

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

  Significant Concentrations

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2009, the top five third party payors accounted for approximately 37.3% of the Company's total sales. The largest third party payor represented 12.6%, 11.3%, and 9.4% of total sales during fiscal 2009, 2008, and 2007, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. During fiscal 2009, state sponsored Medicaid agencies accounted for approximately 6.6% of the Company's

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

total sales, the largest of which was less than 2.0% of the Company's total sales. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        During fiscal 2009, the Company purchased brand pharmaceuticals and some generic pharmaceuticals which amounted to approximately 93.7% of the dollar volume of its prescription drugs from a single wholesaler, McKesson Corp. ("McKesson"), under a contract expiring April 2010. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have temporary difficulty filling prescriptions until a replacement wholesaler agreement was executed, which would negatively impact the business.

  Certain Business Risks and Management's Plans

        The U.S. economy is currently in a recession and a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. The Company is highly leveraged and its substantial indebtedness could limit cash flow available for operations and could adversely affect its ability to service debt or obtain additional financing. As a result of the current condition of the credit markets, the Company may not be able to obtain additional financing on favorable terms, or at all. If the Company's operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt and other obligations or otherwise be required to delay its planned activities.

        Management believes that the Company has adequate sources of liquidity to meet its anticipated requirements for working capital, debt service and capital expenditures through fiscal 2010. The Company's $1,750,000 revolving credit facility, of which $838,000 was outstanding at February 28, 2009, and the Company's $145,000 Tranche 1 term loan mature on September 30, 2010. The Company intends to refinance these facilities prior to their maturity dates and expects these efforts to be successful. However, there can be no assurance that the Company will be able to refinance these facilities on terms acceptable to it.

        If the Company does not meet the New York Stock Exchange continued listing requirements, its common stock may be delisted. Upon such an event, the Company may be required to repurchase or refinance its 8.5% convertible note due 2015. The senior secured credit facility and accounts receivable securitization facilities provide that the triggering of this repurchase right constitutes a default under such facilities. To avoid such a scenario, the Company may seek to refinance the Convertible Notes or affect a reverse stock split. See Note 11 for more information on the continued listing requirement of the Company's common stock and management's plans with respect thereto.

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by SFAS

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. As of February 28, 2009 and March 1, 2008, the Company had no interest rate swap arrangements or other derivatives.

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

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, a FASB Staff Position (FSP) was proposed, and subsequently approved, to delay the effective dates of SFAS No. 157 as it relates to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. The Company has adopted SFAS No. 157 as of March 2, 2008 as it relates to financial assets and liabilities and there was no impact on the financial statements. The Company will adopt SFAS No. 157 as it relates to nonfinancial assets and liabilities in the quarter ending May 30, 2009 and does not expect the adoption to have a material impact on its financial position or results of operations.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

2. Acquisition (Continued)

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

        At February 28, 2009 the Jean Coutu Group owned approximately 27.6% of total Rite Aid voting power. The Company expanded its Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, the Company entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain Coutu family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. The Company and Jean Coutu Group also entered into a Registration Rights Agreement giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Rite Aid common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        As of February 28, 2009, the Company's financial statements reflect the final purchase accounting adjustments in accordance with SFAS No. 141 "Business Combinations", whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

        The Company's consolidated financial statements for the fiscal year ended March 1, 2008 include Brooks Eckerd results of operations for the thirty-nine week period ended March 1, 2008.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

2. Acquisition (Continued)

        The following table reflects the final allocation of the purchase price:

Purchase price
Cash consideration	$2,307,747
Stock consideration	1,090,000
Capitalized acquisition costs	43,376

Total	$3,441,123

Purchase price allocation
Cash and cash equivalents	$25,838
Accounts receivable	427,234
Inventories	1,296,984
Other current assets	48,756

Total current assets	1,798,812
Property and equipment	897,640
Intangible assets(1)	1,131,550
Goodwill(2)	1,154,186
Other assets	122,740

Total assets acquired	5,104,928

Accounts payable	579,302
Deferred tax liability	21,301
Other current liabilities(3)	401,522

Total current liabilities	1,002,125
Deferred tax liability—non-current	278,990
Other long-term liabilities(4)	382,690

Total liabilities assumed	1,663,805

Net assets acquired	$3,441,123

    (1)
    Included in intangible assets are prescription file intangibles of $693,500 and intangible assets for operating leases with favorable market terms of $438,050.

    (2)
    During the quarter ended February 28, 2009, the goodwill was written off due to the fact that the market value of the Company's stock was less than the carrying value of its net assets as of February 28, 2009. See Note 9.

    (3)
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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

2. Acquisition (Continued)

        In connection with the Acquisition, the Company entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group provided certain information technology, network and support services to the Company. This agreement expired in September 2008. The Company recorded an expense of $894 and $4,085 for services provided under this agreement for the years ended February 28, 2009 and March 1, 2008, respectively.

        The following unaudited pro forma consolidated financial data gives effect to the Acquisition as if it had occurred as of the beginning of the periods presented.

	Year Ended
	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Net revenues	$26,747,000	$27,315,600
Net loss	(1,133,300)	(79,800)
Basic loss per share	$(1.57)	$(0.14)
Diluted loss per share	$(1.57)	$(0.14)

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

3. Loss Per Share

        Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

3. Loss Per Share (Continued)

were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Numerator for loss per share:
Net (loss) income	$(2,915,420)	$(1,078,990)	$26,826
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(21,768)	(32,533)	(31,455)
Preferred stock beneficial conversion	—	(556)	—

Loss attributable to common stockholders—basic and diluted	$(2,937,290)	$(1,112,181)	$(4,731)

Denominator:
Basic and diluted weighted average shares	840,812	723,923	524,460
Basic and diluted loss per share:
Basic and diluted loss per share	$(3.49)	$(1.54)	$(0.01)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of February 28, 2009, March 1, 2008 and March 3, 2007:

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Stock options	70,162	64,662	60,596
Convertible preferred stock	26,091	77,163	94,291
Convertible debt	61,045	—	—

	157,298	141,825	154,887

        Also excluded from the computation of diluted loss per share as of February 28, 2009, March 1, 2008 and March 3, 2007 are restricted shares of 6,515, 9,395, and 7,355 which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

4. Lease Termination and Impairment Charges

        Lease termination and impairment charges consisted of:

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Impairment charges	$157,334	$30,823	$31,425
Store and equipment lease exit charges	136,409	55,343	17,892

	$293,743	$86,166	$49,317

  Impairment Charges

        In fiscal 2009, 2008, and 2007, store closing and impairment charges included non-cash charges of $157,334, $30,823 and $31,425, respectively, for the total or partial impairment of long-lived assets at 814, 420 and 342 stores, respectively. These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store, or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. The increase in impairment charges in fiscal 2009 was triggered by current and projected operating results primarily at certain of the Company's Brooks Eckerd stores not being sufficient to cover the asset values at these stores.

  Store and Equipment Lease Exit Charges

        During fiscal 2009, 2008, and 2007, the Company recorded charges for 161, 66 and 49 stores, respectively, to be closed or relocated under long term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

        The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion. The table also reflects the increase in the closed store reserve related to the acquisition of 183 closed stores from Jean Coutu USA as well as the additional liability related to 65 stores that Company management planned to close at that time as a result of the acquisition in the fiscal year ended March 1, 2008. These liabilities represent the estimated fair value of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

4. Lease Termination and Impairment Charges (Continued)

the respective store lease commitments as of the date of the acquisition and therefore were recorded as part of allocation of the purchase price of Jean Coutu USA.

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Balance—beginning of year	$329,682	$195,205	$208,455
Provision for present value of noncancellable lease payments of closed stores	97,667	27,464	14,288
Changes in assumptions about future sublease income, terminations and change of interest rate	20,947	16,482	(4,283)
Reversals of reserves for stores that management has determined will remain open	—	(1,465)	(812)
Interest accretion	19,837	13,874	9,274
Leased properties of Jean Coutu USA closed or designated to be closed	—	133,864	—
Cash payments, net of sublease income	(86,722)	(55,742)	(31,717)

Balance—end of year	$381,411	$329,682	$195,205

        The Company's revenues and income before income taxes for fiscal 2009, 2008, and 2007 included results from stores that have been closed or are approved for closure as of February 28, 2009. The revenue and operating losses of these stores for the periods are presented as follows:

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Revenues	$538,108	$1,060,858	$897,666
(Loss) income from operations	(67,157)	(35,721)	(6,151)

        Included in loss from operations for fiscal 2009, 2008, and 2007 are depreciation and amortization charges of $7,359, $14,350 and $7,750, respectively, and closed store inventory liquidation charges of $9,881, $6,193 and $5,416, respectively. Also included in loss from operations for fiscal 2009 and 2008 are losses on the sale of assets of $13,620 and $2,854, respectively, and for fiscal 2007, the loss from operations includes a gain on the sale of assets of $2,647. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues. The amounts indicated above do not include the results of operations for stores closed related to discontinued operations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

5. Discontinued Operations

        During the fourth quarter of fiscal 2008, the Company entered into agreements to sell the prescription files of 28 of its stores in the Las Vegas Nevada area. The Company owned four of these stores and the remaining stores were leased. The Company assigned the lease rights of 17 of those stores to other entities and closed the remaining leased stores. The Company has sold two of the owned stores and plans to sell the remaining two owned stores. The sale and transfer of the prescription files has been completed and the inventory at the stores has been liquidated.

        The Company has presented the operating results of and the gain on the sale of Las Vegas as a discontinued operation in the statement of operations for all fiscal years presented. The following amounts have been segregated from continuing operations and included in discontinued operations:

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
	(Dollars in thousands)
Revenues	$267	$90,815	$108,336
Costs and expenses:
Cost of goods sold	1,652	70,171	80,988
Selling, general and administrative expenses	1,936	33,039	32,019
Loss (gain) on sale of assets	48	(8,100)	—

Total costs and expenses	3,636	95,110	113,007

Loss from discontinued operations before income taxes	(3,369)	(4,295)	(4,671)
Income tax benefit	—	(1,505)	(1,635)

Net loss from discontinued operations	$(3,369)	$(2,790)	$(3,036)

        The assets and liabilities of the divested stores for the years ended February 28, 2009, March 1, 2008 and March 2, 2007 are not significant and have not been segregated in the consolidated balance sheets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

6. Income Taxes

        The provision for income taxes was as follows:

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Current tax expense (benefit):
Federal	$165	$(355)	$3,771
State	6,327	1,183	(3,585)

	6,492	828	186
Deferred tax expense (benefit):
Federal	260,592	726,167	16,056
State	62,173	75,706	(27,851)

	322,765	801,873	(11,795)

Total income tax expense (benefit)	$329,257	$802,701	$(11,609)

        A reconciliation of the expected statutory federal tax and the total income tax benefit was as follows:

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Expected federal statutory expense at 35%	$(903,974)	$(95,725)	$6,388
Nondeductible expenses	9,445	6,476	3,460
State income taxes, net	(54,921)	(25,789)	(24,140)
Recoverable tax and reduction of previously recorded liabilities	9,737	(999)	(5,376)
Credits generated	0	(1,699)	(1,022)
Goodwill Impairment	595,856	0	0
Valuation allowance	673,114	920,437	9,081

Total income tax expense (benefit)	$329,257	$802,701	$(11,609)

        The income tax expense for fiscal 2009 included $673,114 related to the increase of the valuation allowance on federal and state net deferred tax assets to offset the remaining net deferred tax asset. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS No. 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. As such, except for tax planning strategies, the Company has not utilized projections of future taxable income to support the recognition

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

6. Income Taxes (Continued)

of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

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

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at February 28, 2009 and March 1, 2008:

	2009	2008
Deferred tax assets:
Accounts receivable	$25,634	$31,802
Accrued expenses	303,782	289,033
Liability for lease exit costs	177,837	151,519
Pension, retirement and other benefits	157,867	154,141
Long-lived assets	75,983	(86,546)
Other	5,864	4,892
Credits	74,050	71,920
Net operating losses	1,289,275	1,058,418

Total gross deferred tax assets	2,110,292	1,675,179
Valuation allowance	(1,787,798)	(1,103,973)

Total deferred tax assets	322,494	571,206
Deferred tax liabilities:
Inventory	322,494	263,417

Total gross deferred tax liabilities	322,494	263,417

Net deferred tax assets	$—	$307,789

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

6. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

Unrecognized tax benefits balance at March 1, 2008	$233,014
Increases to prior year tax positions	5,395
Increases to prior year tax positions for Brooks Eckerd Acquisition	40,670
Decreases to tax positions in prior periods	(2,532)
Increases to current year tax positions	5,189
Settlements	(811)
Lapse of statute of limitations	(531)

Unrecognized tax benefits balance at February 28, 2009	$280,394

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

        As of June 4, 2007, with the acquisition of Brooks Eckerd, a liability and reduction of deferred tax assets of $243,471, including tax, interest and penalties was established for uncertain tax positions. The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of February 28, 2009 the Company had a corresponding recoverable indemnification asset from Jean Coutu Group, included in the "Other Assets" line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        As of February 28, 2009 the total amount of unrecognized tax benefits that would have been recorded as an adjustment to goodwill and not impact the effective tax rate in a future period was $243,471. However, upon the adoption of SFAS 141(R) which applies to our fiscal year 2010, changes in income tax uncertainties recorded in a business combination will also affect income tax expense and will no longer impact goodwill. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. Prior to the adoption of FIN 48, the Company included interest as income tax expense and penalties as an operating expense. The Company recognized expense for net interest and penalties in connection with tax matters of $9,527 and $238 for 2009 and 2008, respectively. As of February 28, 2009 and March 1, 2008, the total amount of accrued income tax-related interest and penalties was $46,175 and $33,608, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

6. Income Taxes (Continued)

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2004. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax return for Brooks Eckerd for fiscal years 2004 and 2005. In FY09, the IRS completed the examination of the consolidated U.S. income tax return for Rite Aid Corporation and subsidiaries for fiscal years 2006 and 2007. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from fiscal 2003.

  Net Operating Losses, Capital Losses and Tax Credits

        At February 28, 2009, the Company had federal net operating loss (NOL) carryforwards of approximately $3,099,152, the majority of which will expire, if not utilized, between fiscal 2019 and 2022.

        At February 28, 2009, the Company had state NOL carryforwards of approximately $5,572,032, the majority of which will expire between fiscal 2018 and 2026.

        At February 28, 2009, the Company had federal business tax credit carryforwards of $54,694, the majority of which will expire between 2012 and 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $9,545.

  Valuation Allowances

        The valuation allowances as of February 28, 2009 and March 1, 2008 apply to the net deferred tax assets of the Company. The valuation allowance was increased in the third and fourth quarters of fiscal 2009. The increase for 2009 is primarily related to the impact of the current economic conditions on 2009 operating results. In the fourth quarter of 2008, a non-cash tax charge of $920,437 was recorded to establish a valuation allowance against the net deferred tax assets. The Company maintained a valuation allowance of $1,787,798 and $1,103,973 against net deferred tax assets at fiscal year end 2009 and 2008, respectively.

7. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at February 28, 2009 and March 1, 2008 was $37,490 and $41,221, respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

7. Accounts Receivable (Continued)

        The Company maintains securitization agreements (the "first lien facility") with several multi-seller asset-backed commercial paper vehicles ("CPVs"). Under the terms of the first lien facility, the Company sells substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity (SPE) and retains servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of the Company's affiliates. These agreements provide for the Company to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs.

        During the thirteen week period ended February 28, 2009, the Company amended certain of the terms of its first lien facility. The effect of the amendment was to make changes to the obligor concentration limits in the borrowing formula, to change the borrowing and liquidity fees charged under the first lien facility and to reduce the amount of interest in receivables that can be transferred to the CPV's to $345,000.

        Under the terms of the first lien facility, the total amount of interest in receivables that could be transferred to the CPVs was $345,000 and $650,000 at February 28, 2009 and March 1, 2008, respectively. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur, at the discretion of the CPV's, on a weekly basis. At February 28, 2009 and March 1, 2008, the total of outstanding receivables that have been transferred to the CPVs were $330,000 and $435,000, respectively. The following table details receivable transfer activity for the years presented:

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)	March 3, 2007 (52 Weeks)
Average amount of outstanding receivables transferred	$471,319	$332,115	$334,588
Total receivable transfers	$6,940,000	$4,992,000	$4,674,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$7,045,000	$4,907,000	$4,654,000

        The Company is charged a program fee and liquidity fee under the first lien facility. The program fee is LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee is 3.5% of the total facility commitment of $345,000. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2009, 2008 and 2007 were $24,903, $22,314 and $21,885, respectively.

        Rite Aid Corporation guarantees certain performance obligations of its affiliates under the first lien facility, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends January 2010 with the option to extend to September 14, 2010. Should any of the CPVs fail to renew their commitment under the first lien facility, the Company has access to a backstop credit facility, which is backed by the CPVs and which expires September 14, 2010, to provide liquidity to the Company.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

7. Accounts Receivable (Continued)

        Proceeds from the collections under the first lien facility are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company's corporate concentration account. At February 28, 2009 and March 1, 2008, the Company had $1,801 and $3,277 of cash respectively that is restricted for the payment of trustee fees.

        On February 18, 2009, the Company issued a $225,000 second priority accounts receivable securitization term loan (Second Lien Facility). Net proceeds from the issuance of the Second Lien Facility were used to repay approximately $210,000 outstanding under the Company's securitization agreements and replace the borrowing availability that was decreased under the first lien facility securitization agreements. The Second Lien Facility has a second priority interest in eligible third party receivables. This interest is subordinate to the interest of the securitization banks.

        The Second Lien Facility was sold at a discount of 3% and bears interest at a rate of either, at the Company's option, (a) a base rate equal to the higher of (i) Citibank's base rate, (ii) the federal funds rate plus 0.50% per annum or (iii) an adjusted LIBO rate plus 1.0% per annum, in each case plus 11% or (b) LIBOR plus 12% with a LIBOR floor of 3%. The Second Lien Facility will mature on September 14, 2010. The Company incurred one-time issuance fees of approximately $8,800 related to the Second Lien Facility, which are recorded in selling, general and administrative expenses. For fiscal 2009, financing fees related to the Second Lien Facility were $1,161.

        The Company has determined that the transactions under the first lien facility and Second Lien Facility meet the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, the Company has determined that it does not hold a variable interest in the CPVs or in the lenders in the Second Lien Facility, pursuant to the guidance in FIN 46R, "Consolidation of Variable Interest Entities", and therefore has determined that the de-recognition of the transferred receivables is appropriate.

        At February 28, 2009 and March 1, 2008, the Company's interest in the third party pharmaceutical receivables is as follows:

	February 28, 2009	March 1, 2008
Third party pharmaceutical receivables	$955,827	$963,683
Allowance for uncollectible accounts	(31,421)	(34,850)

Net third party receivables	924,406	928,833
First lien facility	(330,000)	(435,000)
Second lien facility (net of discount of $6,621)	(218,379)	—

Net retained interest	$376,027	$493,833

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

8. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at February 28, 2009 and March 1, 2008:

	2009	2008
Land	$280,391	$358,849
Buildings	798,048	902,281
Leasehold improvements	1,623,136	1,557,125
Equipment	2,239,935	2,021,478
Construction in progress	89,552	239,061

	5,031,062	5,078,794
Accumulated depreciation	(2,443,706)	(2,205,785)

Property, plant and equipment, net	$2,587,356	$2,873,009

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $383,671, $309,270 and $230,168 in fiscal 2009, 2008 and 2007, respectively.

        Included in property, plant and equipment was the carrying amount of assets to be disposed of totaling $33,386 and $23,908 at February 28, 2009 and March 1, 2008, respectively.

9. Goodwill and Other Intangibles

        The Company accounts for goodwill under the guidance set forth in SFAS No. 142, which specifies that goodwill should not be amortized. The Company's policy is to evaluate goodwill for impairment on an annual basis at the end of its fiscal year or more frequently if events or circumstances occur that would indicate a reduction in the fair value of the Company. On February 28, 2009, the carrying value of the Company's net assets, before goodwill impairment testing, was $610,571 and the market capitalization of the Company's outstanding shares, assuming conversion of outstanding preferred shares, was $255,417. Accordingly, management performed a goodwill impairment test in accordance with SFAS 142. Management determined the estimated fair value of the Company by using the quoted market value of its common stock for the trading days in the quarterly period ended February 28, 2009. The Company's market value of its common stock, after consideration of a control premium, traded below book value for every trading day in the quarterly period ended February 28, 2009. Based on the length of time that the Company's carrying value has exceeded its market value, management has concluded that the carrying value of the Company exceeds its market value. Management has performed a step two test which values the net assets of the Company as if a purchase combination had occurred. The fair value of the Company's net assets indicates that the entire amount of recorded goodwill should be impaired as of February 28, 2009. Accordingly, goodwill has been written down to zero as of February 28, 2009.

        As of February 28, 2009 and March 1, 2008 the Company had goodwill of $0 and $1,783,372, respectively and no other indefinite life intangibles.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

9. Goodwill and Other Intangibles (Continued)

        The Company's remaining intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of February 28, 2009 and March 1, 2008.

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$693,455	$(279,806)	11 years	$738,855	$(240,079)	12 years
Prescription files	1,209,268	(605,906)	7 years	1,152,620	(464,069)	9 years

Total	$1,902,723	$(885,712)		$1,891,475	$(704,148)

        Also included in other non-current liabilities as of February 28, 2009 and March 1, 2008 are unfavorable lease intangibles with a net carrying amount of $124,053 and $147,035, respectively.

        Amortization expense for these intangible assets and liabilities was $202,537, $163,201 and $40,139 for fiscal 2009, 2008 and 2007, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2010—$178,293; 2011—$164,452; 2012—$130,516; 2013—$105,805 and 2014—$48,599.

10. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at February 28, 2009 and March 1, 2008:

	2009	2008
Accrued wages, benefits and other personnel costs	$393,306	$392,753
Accrued sales and other taxes payable	101,083	161,820
Accrued store expense	157,047	173,516
Other	353,326	382,199

	$1,004,762	$1,110,288

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at February 28, 2009 and March 1, 2008:

	2009	2008
Secured Debt:
Senior secured revolving credit facility due September 2010	$838,000	$849,000
Senior secured credit facility term loan due September 2010	145,000	145,000
Senior secured credit facility term loan due June 2014	1,096,713	1,105,000
Senior secured credit facility term loan due June 2014 ($349,125 face value less unamortized discount of $31,549)	317,576	—
7.5% senior secured notes due January 2015	—	200,000
10.375% senior secured notes due July 2016 ($470,000 face value less unamortized discount of $41,011)	428,989	—
7.5% senior secured notes due March 2017	500,000	500,000
Other secured	4,194	2,740

	3,330,472	2,801,740
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $4,754 and $5,458)	405,246	404,542
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $10,732 and $12,033)	799,268	797,967

	1,704,514	1,702,509
Unsecured Unguaranteed Debt:
6.125% fixed-rate senior notes due December 2008	—	150,000
8.125% notes due May 2010	11,117	358,500
9.25% senior notes due June 2013	6,015	148,739
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	158,000	—
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	782,905	1,265,012
Lease financing obligations	193,818	216,263

Total debt	6,011,709	5,985,524
Current maturities of long-term debt and lease financing obligations	(40,683)	(185,609)

Long-term debt and lease financing obligations, less current maturities	$5,971,026	$5,799,915

  Credit Facility

        The Company has a senior secured credit facility that includes a $1,750,000 revolving credit facility. Borrowings under the revolving secured credit facility currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate between LIBOR plus 1.25% and LIBOR plus 1.75% depending upon the amount of the revolver availability, as specified in the senior secured credit facility. The Company is required to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility. The final maturity date on our revolving credit facility is September 30, 2010.

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At February 28, 2009, the Company had $838,000 of borrowings outstanding under the revolving credit facility. At February 28, 2009, the Company also had letters of credit outstanding against the revolving credit facility of $188,345, which gave the Company additional borrowing capacity of $723,655.

        In November 2006, the Company entered into an amendment of its senior secured credit facility and borrowed $145,000 under a senior secured term loan (the "Tranche 1 Term Loans"). The Tranche 1 Term Loans currently bear interest at LIBOR plus 1.50%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate can fluctuate between LIBOR plus 1.25% and LIBOR plus 1.75% depending on the amount of availability under the Company's revolving credit facility, as specified in the senior secured credit facility. The amounts outstanding under the Tranche 1 Term Loans become due and payable on September 30, 2010, or earlier, if total debt outstanding under the senior secured credit facility exceeds the borrowing base.

        On June 4, 2007, the Company amended its senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105,000 and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loans") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bears interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Company must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time total debt outstanding under the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 2 Term Loans may also be required.

        In July 2008, the Company issued a new senior secured term loan (the "Tranche 3 Term Loan") of $350,000 under the Company's existing senior secured credit facility. The Tranche 3 Term Loan was issued at a discount of 90% of par. The Tranche 3 Term Loan matures on June 4, 2014 and bears interest at LIBOR (with a minimum LIBOR rate of 3.00%) plus 3.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate (with a minimum base rate of 4.00%) plus 2.00%. The Company must make mandatory prepayments of the Tranche 3 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time total debt outstanding under the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 3 Term Loan may also be required.

        The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payment of principal prior to three months after June 4, 2014. The senior secured credit facility allows the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

Company to incur an unlimited amount of unguaranteed unsecured debt with a maturity beyond three months after June 4, 2014; however, other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured credit facility also allows for the repurchase of any debt with a maturity on or before June 4, 2014, and for the voluntary repurchase of debt with a maturity after June 4, 2014, if the Company maintains availability on the revolving credit facility of at least $100,000 and so long as the senior secured credit facility is not in default.

        The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The senior secured credit facility also requires the Company to maintain a minimum fixed charge coverage ratio, but only if availability on the revolving credit facility is less than $100,000.

        The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $50,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repurchase of such debt.

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility are secured by a first priority lien on, among other things the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The 7.5% senior secured notes due 2015, the 10.375% senior secured notes due 2016 and the 7.5% senior secured notes due 2017 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and are secured on a second priority basis by the same collateral as the senior secured credit facility. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015, and the 9.5% senior notes due 2017 are also guaranteed by substantially all of the Company's wholly-owned subsidiaries.

        The subsidiary guarantees related to the Company's senior secured credit facility and secured notes and on an unsecured basis the guaranteed indentures are full and unconditional and joint and several, and there are no restrictions on the ability of the parent to obtain funds from its subsidiaries. Also, the parent company has no independent assets or operations, and subsidiaries not guaranteeing the credit facility and applicable indentures are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of February 28, 2009, the amount of additional secured and unsecured debt that could be incurred under these indentures was $870,045. The amount of additional second priority secured or unsecured debt that the Company could have incurred if we had drawn the maximum amount available on our revolving credit facility as of February 28, 2009 was $146,390.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

  Other 2009 Transactions

        In July 2008, pursuant to a tender offer and consent solicitation, the Company repurchased substantially all of the outstanding amounts of its 8.125% senior secured notes due May 2010, its 7.5% senior secured notes due January 2015 and its 9.25% senior notes due June 2013. This transaction was done because these notes had restrictions on the incurrence of liens securing the secured debt that prohibited the Company from fully drawing on its revolving credit facility under certain circumstances. The remaining outstanding amounts of such series no longer contain such restrictions and are no longer secured or guaranteed. The Company recorded a loss on debt modification related to these transactions of $36,558 in fiscal 2009.

        These transactions were financed via the issuance of a new senior secured term loan (the Tranche 3 Term Loan described above) and the issuance of a $470,000 aggregate principal amount of 10.375% senior secured notes due July 2016. These notes are unsecured unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under its senior secured credit facility. The guarantees are secured by shared second priority liens with holders of our 7.5% senior secured notes due 2017. The indenture that governs the 10.375% senior secured notes due 2016 contains covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The senior 10.375% secured notes due July 2016 were issued at a discount of 90.588% of par.

        In May 2008, the Company issued $158,000 of 8.5% convertible notes due May 2015. These notes are unsecured and are effectively junior to the secured debt of the Company and are structurally subordinated to the guaranteed debt of the Company. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $2.59 per share, subject to adjustments to prevent dilution, at any time. Proceeds from the issuance of these notes were used to fund the redemption of the Company's 6.125% notes due December 2008. The Company recorded a loss on debt modification of $3,347 related to the early redemption of the 6.125% notes due 2008, which included payment of a make whole premium to the noteholders and unamortized debt issue costs on the notes.

  2008 Transactions

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

incur liens, enter into sale-leaseback transactions, provide subsidiary guarantees, make investments and merge or consolidate with any other persons.

  2007 Transactions

        In February 2007, the Company issued $500,000 aggregate principal amount of 7.5% senior secured notes due 2017. These notes are unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under its senior secured credit facility. The guarantees are secured, subject to the permitted liens, by shared second priority liens, with holders of our 10.375% senior secured notes due July 2016, granted by subsidiary guarantors on all their assets that secure the obligations under the senior secured credit facility, subject to certain exceptions. The indenture governing the 7.5% senior secured notes due 2017 contains covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. Proceeds from this offering were used to repay outstanding borrowings on the Company's revolving credit facility and to fund the redemption of the Company's 9.5% senior secured notes due 2011, by deposit into an escrow fund with an independent trustee. Per the terms of the indenture that governed the 9.5% senior secured notes due 2011, the Company paid a premium to the noteholders of 104.75% of par. The Company recorded a loss on debt modification of $18,662 related to the early redemption of the 9.5% senior secured notes due 2011, which included the call premium and unamortized debt issue costs on the notes.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 6.6%, 7.5%, and 7.6% for fiscal 2009, 2008, and 2007, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2010—$16,661; 2011—$1,008,854; 2012—$14,765; 2013—$14,764 and $4,762,847 in 2014 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

  Other

        On October 16, 2008, Rite Aid was notified by the New York Stock Exchange (NYSE) that the average per share price of its common stock was below the NYSE's continued listing standard relating to minimum average share price. Rule 802.01C of the NYSE's Listed Company Manual requires that a company's common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Also on October 16, 2008, the Company provided a notice to the NYSE of its intention to affect a reverse stock split, subject to stockholder approval, to cure this deficiency. The Company has six months from receipt of the NYSE notice to regain compliance with the NYSE price condition, or it will be subject to suspension and delisting procedures. Subject to the NYSE's rules, during the six-month cure period, the Company's common stock will continue to be listed and trade on the NYSE. At the end of the six-month cure period, the Company will be in compliance if it has at least a $1.00 share price and has maintained a $1.00 average closing price over the preceding 30 consecutive trading days.

        At a special meeting of stockholders held on December 2, 2008, the Rite Aid stockholders approved a reverse split of the Company's common stock at a split ratio of 1-for-10, 1-for-15, or 1-for-20, to be selected by the Company's Board of Directors. The exact timing of the split and the ratio selected would be based on the Board's decision as to the most advantageous action.

        The Company has outstanding, $158 million of 8.5% convertible notes. Holders of the convertible notes have the right to require Rite Aid to repurchase their notes if Rite Aid's common stock is not listed on the NYSE or Nasdaq Global Select or Nasdaq Global Markets. The Company's senior secured credit facility and the accounts receivable securitization facility provide that the occurrence of this repurchase right constitutes a default under such facilities.

        On February 26, 2009, the NYSE announced that the NYSE will suspend the application of the stock-price criteria set forth in Section 802.01C of the Exchange's Listed Company Manual until June 30, 2009. This suspension was made by the Exchange due to the extreme volatility in U.S. and global equities markets and precipitous decline in trading prices of many securities. As a result of the market conditions, the Exchange has experienced an unusually high number of listed companies having stock prices that have fallen below the $1.00 price requirement. Based on the rule suspension, any company, like Rite Aid, that is in a compliance period at the time of the rule suspension can return to compliance during the suspension if at the end of any calendar month during the suspension such company has a $1.00 closing share price on the last trading day of such month and a $1.00 average share price based on the 30 trading days preceding the end of such month. Furthermore, any such company that does not regain compliance during the suspension period will recommence its compliance period upon reinstitution of the stock price continued listing standard and receive the remaining

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

balance of its compliance period. For the Company, this means that it can regain compliance at the end of the 6-month compliance period, April 16, 2009, or at the end of any calendar month during the suspension, April 30, 2009, May 29, 2009, or June 30, 2009, or August 17, 2009.

        On March 9, 2009, the Company announced that our Board of Directors had determined to delay affecting the reverse stock split in light of the NYSE suspension. The Board will determine the exchange ratio and timing of the reverse split, if implemented, prior to or immediately following the end of the suspension period based on market conditions, our share price and the NYSE rules at such time.

        In addition to the Company's plans to regain compliance with the NYSE price condition, management may seek to refinance the Convertible Notes to avoid a repurchase. Management believes that these plans sufficiently mitigate the liquidity risks associated with a potential delisting of the Company's stock.

12. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from five to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $11,141, $10,331, and $7,725, was $962,840, $863,801 and $586,776 in fiscal 2009, 2008, and 2007, respectively. These amounts include contingent rentals of $31,605, $35,932 and $30,786 in fiscal 2009, 2008, and 2007, respectively.

        During fiscal 2009, the Company sold 72 owned stores to several independent third parties. Proceeds from these sales totaled $192,819. The Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. Sixty-seven leases are being accounted for as operating leases and five are being accounted for under the financing method as of February 28, 2009, as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Gains on these transactions of $5,157 have been deferred and are being recorded over the related minimum lease terms. Losses of $501, which relate to certain stores in these transactions, were recorded as losses on the sale of assets for the year ended February 28, 2009.

        During fiscal 2008, the Company sold 22 owned stores to several independent third parties. Proceeds from these sales totaled $93,252. The Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. Fourteen leases were accounted for as operating leases and eight were accounted for under the financing method as of March 1, 2008, as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Subsequent to March 1, 2008, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on five of the eight leases. Therefore, these leases are now accounted for as operating leases. The Company recorded a capital lease obligation of $17,972 related to the remaining leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

12. Leases (Continued)

        During fiscal 2007, the Company sold a total of 29 owned stores to independent third parties. Proceeds from these sales totaled $82,090. The Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. Twenty-four leases were accounted for as operating leases and the remaining five leases were accounted for using the financing method, as these lease agreements contained a clause that allowed the buyer to force the Company to purchase the properties under certain conditions. Subsequent to March 3, 2007, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on the five leases. Therefore, these leases are now accounted for as operating leases.

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at February 28, 2009 and March 1, 2008 are summarized as follows:

	2009	2008
Land	$12,793	$16,193
Buildings	166,460	193,361
Leasehold improvements	6,491	6,654
Equipment	34,712	29,878
Accumulated depreciation	(97,649)	(90,687)

	$122,807	$155,399

        Following is a summary of lease finance obligations at February 28, 2009 and March 1, 2008:

	2009	2008
Obligations under capital leases	$156,625	$170,116
Sale-leaseback obligations	37,193	46,147
Less current obligation	(24,127)	(26,837)

Long-term lease finance obligations	$169,691	$189,426

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

12. Leases (Continued)

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of February 28, 2009:

Fiscal year	Lease Financing Obligations	Operating Leases
2010	39,896	1,049,983
2011	24,775	1,029,943
2012	24,660	979,928
2013	24,571	923,423
2014	24,523	871,335
Later years	155,783	6,669,650

Total minimum lease payments	294,208	11,524,262

Amount representing interest	(100,390)

Present value of minimum lease payments	193,818

13. Redeemable Preferred Stock

        In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $19,253 for the fiscal 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to expense using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2009, 2008 and 2007. The amount of this instrument is $20,277 and $20,174 and is recorded in Other Non-Current Liabilities as of February 28, 2009 and March 1, 2008, respectively.

14. Capital Stock

        As of February 28, 2009, the authorized capital stock of the Company consists of 1,500,000 shares of common stock and 20,000 shares of preferred stock, each having a par value of $1.00 per share. Preferred stock is issued in series, subject to terms established by the Board of Directors.

        On December 2, 2008, the Company's stockholders approved a decrease in the total number of authorized shares from 1,520,000 shares to 520,000 if the Company implements the reverse stock split.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

14. Capital Stock (Continued)

After the stock split, the total authorized shares will be comprised of 500,000 shares of common stock, par value of $1.00 per share and 20,000 shares of preferred stock, par value of $1.00 per share.

        In fiscal 2006, the Company issued 4,820 shares of Series I Mandatory Convertible Preferred Stock ("Series I preferred stock") at an offering price of $25 per share. Dividends on the Series I preferred stock were $1.38 per share per year, and were due and payable on a quarterly basis in either cash or common stock or a combination of both at the Company's election. In the first quarter of fiscal 2009 the Company entered into agreements with several of the holders of the Series I preferred stock to convert 2,404 shares into Rite Aid common stock earlier than the mandatory conversion date, November 17, 2008, at a rate of 5.6561 which resulted in the issuance of 14,648 shares of Rite Aid common stock. On the mandatory conversion date, the remaining outstanding 2,416 shares of Series I preferred stock automatically converted at a rate of 5.6561 which resulted in the issuance of 13,665 shares of Rite Aid common stock.

        The Company also has outstanding Series G and Series H preferred stock. The Series G preferred stock has a liquidation preference of $100 per share and pays quarterly dividends at 7% of liquidation preference. In the fourth quarter of 2009, at the election of the holder, substantially all of the Series G preferred stock was converted into 27,137 common shares, at a conversion rate of $5.50 per share. The remaining Series G preferred stock can be redeemed at the Company's election after January 2009. The Company has not elected to redeem the remaining Series G preferred stock as of February 28, 2009.

        The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at the Company's election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at the election of the Company. Any redemptions are at 105% of the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H shares are convertible into common stock of the Company, at the holder's option, at a conversion rate of $5.50 per share.

15. Stock Option and Stock Award Plans

        As disclosed in Note 1, effective March 5, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" using the modified prospective transition method. Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2009, 2008 and 2007 include $31,448, $40,439 and $22,331 of compensation costs related to the Company's stock-based compensation arrangements.

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

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

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

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 103,712 as of February 28, 2009.

        The Company has issued options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein. As of February 28, 2009, 5,463 of these options remain outstanding.

  Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used for options granted in fiscal 2009, 2008 and 2007:

	2009	2008	2007
Expected stock price volatility	50%	52%	56%
Expected dividend yield	0.00%	0.00%	0.0%
Risk-free interest rate	2.76%	4.96%	4.99%
Expected option life	5.25 years	5.5 years	5.5 years

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

        The weighted average fair value of options granted during fiscal 2009, 2008, and 2007 was $0.42, $3.20, and $2.47, respectively.

        Following is a summary of stock option transactions for the fiscal years ended February 28, 2009, March 1, 2008, and March 3, 2007:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 4, 2006	62,718	4.72
Granted	6,793	4.43
Exercised	(5,916)	3.44
Cancelled	(2,999)	9.05

Outstanding at March 3, 2007	60,596	4.60
Granted	10,744	6.01
Exercised	(4,135)	3.09
Cancelled	(2,543)	6.66

Outstanding at March 1, 2008	64,662	4.85
Granted	14,632.90
Exercised	(516)	2.16
Cancelled	(8,616)	6.84

Outstanding at February 28, 2009	70,162	3.80	5.11	$—

Vested or expected to vest at February 28, 2009	64,485	3.80	4.85	$—

Exercisable at February 28, 2009	46,949	4.37	3.24	$—

        As of February 28, 2009, there was $21,763 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.27 years.

        Cash received from stock option exercises for fiscal 2009, 2008, and 2007 was $1,117, $12,764, and $20,386 respectively. There was no income tax benefit from stock options for fiscal 2009 and fiscal 2008. The income tax benefits from stock option exercises totaled $4,202 for fiscal 2007. The total intrinsic value of stock options exercised for fiscal 2009, 2008, and 2007 was $239, $12,705, and $12,346, respectively.

Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. Additionally, vesting of 386 shares awarded to certain senior executives is conditional upon the Company meeting specified performance targets. Following is

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

a summary of restricted stock transactions for the fiscal years ended February 28, 2009, March 1, 2008, and March 3, 2007:

	Shares	Weighted Average Grant Date Fair Value
Balance at March 4, 2006	5,735	4.00
Granted	5,139	4.37
Vested	(1,899)	4.02
Cancelled	(973)	4.18

Balance at March 3, 2007	8,002	4.21
Granted	7,542	5.94
Vested	(4,004)	4.12
Cancelled	(1,568)	5.25

Balance at March 1, 2008	9,972	5.39
Granted	2,647	0.94
Vested	(4,760)	5.19
Cancelled	(1,160)	4.86

Balance at February 28, 2009	6,699	3.87

        Compensation expense related to all restricted stock grants is being recorded over a three year vesting period of these grants. At February 28, 2009, there was $15,334 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.39 years.

        The total fair value of restricted stock vested during fiscal years 2009, 2008, and 2007 was $24,707, $16,488, and $7,632, respectively.

16. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. Per those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expense recognized for the above plans was $64,111 in fiscal 2009, $56,318 in fiscal 2008 and $34,524 in fiscal 2007.

        The Chairman of the Board and Chief Executive Officer and a member of the Board of Directors are entitled to supplemental retirement defined contribution arrangements in accordance with their

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

employment agreements, which vest immediately. The Company makes investments to fund these obligations. Other officers, who are not participating in the defined benefit nonqualified executive retirement plan, are included in a supplemental retirement plan, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The (income) expense recognized for these plans was $(6,287) in fiscal 2009, $3,180 in fiscal 2008, and $7,294 in fiscal 2007. The income recognized in fiscal 2009 is due to the impact of market conditions on the plan liabilities.

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (The "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made discretionary contributions of $ 1,174 in fiscal 2009, $10,100 in fiscal 2008, and $10,700 in fiscal 2007.

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

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit plans included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2009	2008	2007	2009	2008	2007
Service cost	$2,819	$3,254	$3,231	$51	$49	$83
Interest cost	5,741	5,476	5,208	1,199	1,146	1,094
Expected return on plan assets	(5,305)	(5,054)	(4,193)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	—	87	87
Amortization of unrecognized prior service cost	997	997	728	—	—	—
Amortization of unrecognized net loss (gain)	328	845	1,681	(422)	(445)	776

Net pension expense	$4,580	$5,518	$6,655	$828	$837	$2,040

Other changes recognized in other comprehensive loss:
Unrecognized net loss (gain) arising during period	$24,694	$(3,928)		$(2,130)	$(874)
Prior service cost arising during period	2	—		—	—
Amortization of unrecognized net transition obligation	—	—		—	(87)
Amortization of unrecognized prior service costs	(997)	(997)		—	—
Amortization of unrecognized net (loss) gain	(328)	(845)		422	445

Net amount recognized in other comprehensive loss	23,371	(5,770)		(1,708)	(516)

Net amount recognized in pension expense and other comprehensive loss	$27,951	$(252)		$(880)	$321

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of February 28, 2009 and March 1, 2008:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2009	2008	2009	2008
Change in benefit obligations:
Benefit obligation at end of prior year	$92,301	$98,680	$19,678	$21,153
Service cost	2,819	3,255	51	49
Interest cost	5,741	5,476	1,199	1,146
Distributions	(6,017)	(5,456)	(1,708)	(1,797)
Change due to change in assumptions	(6,474)	(9,026)	(439)	(938)
Change due to plan amendment	2	—	—	—
Actuarial (gain) loss	37	(628)	(1,691)	65

Benefit obligation at end of year	$88,409	$92,301	$17,090	$19,678

Change in plan assets:
Fair value of plan assets at beginning of year	$87,856	$83,883	$—	$—
Employer contributions	1,174	10,100	1,708	1,797
Actual return on plan assets	(24,490)	547	—	—
Distributions (including expenses paid by the plan)	(7,353)	(6,674)	(1,708)	(1,797)

Fair value of plan assets at end of year	$57,187	$87,856	$—	$—

Funded status	$(31,222)	$(4,445)	$(17,090)	$(19,678)
Unrecognized net actuarial loss	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized net transition obligation	—	—	—	—

Net amount recognized	$(31,222)	$(4,445)	$(17,090)	$(19,678)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—	$—	$—
Accrued pension liability	(31,222)	(4,445)	(17,090)	(19,678)
Pension intangible asset	—	—	—	—
Minimum pension liability included in accumulated other comprehensive loss	—	—	—	—

Net amount recognized	$(31,222)	$(4,445)	$(17,090)	$(19,678)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial gain (loss)	$(37,240)	$(12,875)	$473	$(1,235)
Prior service cost	(3,423)	(4,418)	—	—
Net transition obligation	—	—	—	—

Amount recognized	$(40,663)	$(17,293)	$473	$(1,235)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2010 are $3,337 and $861, respectively.

        The accumulated benefit obligation for the defined benefit pension plan was $87,932 and $91,786 as of February 28, 2009 and March 1, 2008, respectively. The accumulated benefit obligation for the nonqualified executive retirement plan was $16,931 and $19,555 as of February 28, 2009 and March 1, 2008, respectively.

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of February 28, 2009, March 1, 2008, and March 3, 2007 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2009	2008	2007	2009	2008	2007
Discount rate	7.00%	6.50%	5.75%	7.00%	6.50%	5.75%
Rate of increase in future compensation levels	5.00	5.00	5.00	3.00	3.00	3.00

        Weighted average assumptions used to determine net cost for the fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2009	2008	2007	2009	2008	2007
Discount rate	6.50%	5.75%	5.50%	6.50%	5.75%	5.50%
Rate of increase in future compensation levels	5.00	5.00	5.00	3.00	3.00	3.00
Expected long-term rate of return on plan assets	7.75	7.75	7.75	N/A	N/A	N/A

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75% long-term rate of return on plan assets assumption for fiscal 2009, 2008 and 2007.

        The Company's pension plan asset allocations at February 28, 2009 and March 1, 2008 by asset category were as follows:

	February 28, 2009	March 1, 2008
Equity securities	56%	59%
Fixed income securities	44%	41%

Total	100%	100%

        The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

  •
  Achieve a rate of return on investments that exceeds inflation over a full market cycle and is consistent with actuarial assumptions;

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

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

        The Company expects to contribute $8,000 to the Defined Benefit Pension Plan and $1,864 to the nonqualified executive retirement plan during fiscal 2010.

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2010	$5,418	$1,864
2011	5,672	1,515
2012	5,741	1,559
2013	6,055	1,667
2014	6,262	1,649
2015-2019	34,636	6,667

Total	$63,784	$14,921

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $10,924 in fiscal 2009, $13,341 in fiscal 2008 and $13,326 in fiscal 2007.

17. Commitments, Contingencies and Guarantees

  Legal Proceedings

        The Company entered into a memorandum of understanding to settle a class action lawsuit brought against it in the U.S. District Court for the Northern District of California for alleged violations of California wage-and-hour law. The plaintiff alleged that the Company improperly classified store managers in California as exempt under the law, making them ineligible for overtime wages. The plaintiff sought to require the Company to pay overtime wages to the class of more than 1,200 current and former store managers since May 9, 2001. Management believes that store managers were and are properly classified as exempt from the overtime provisions of California law. On March 27, 2009, the Company entered into a memorandum of understanding to settle with the plaintiff under which, subject to approval of the court, the Company will resolve this lawsuit for $6.9 million. Management anticipates obtaining final court approval of the settlement in the fall of 2009.

        The Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business including lawsuits alleging violations by the Company of state and/or federal wage and hour laws pertaining to overtime pay and pay for missed meals and rest periods. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. While the Company's management cannot predict the outcome of these claims with certainty, the Company's management does not believe that the outcome of any of these legal matters will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

  Guaranteed Lease Obligations

        In connection with certain business dispositions, the Company continues to guarantee lease obligations for 126 former stores. The respective purchasers assume the Company's obligations and are, therefore, primarily liable for these obligations. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for amounts substantially less than the aggregate obligation of $231,395 as of February 28, 2009. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through February 17, 2024.

        In the opinion of management, the ultimate disposition of these guarantees will not have a material effect on the Company's results of operations, financial position or cash flows.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

18. Supplementary Cash Flow Data

	Year Ended
	February 28, 2009	March 1, 2008	March 3, 2007
Cash paid for interest (net of capitalized amounts of $1,434, $2,069 and $1,474)	$462,847	$353,711	$267,807

Cash payments (refunds) from income taxes, net	$5,793	$2,404	$(2,676)

Equipment financed under capital leases	$8,117	$11,667	$9,387

Equipment received for noncash consideration	$23,878	$3,411	$3,471

Preferred stock dividends paid in additional shares	$18,302	$17,153	$16,075

Reduction in lease financing obligation	$40,221	$18,406	$13,629

Accrued capital expenditures	$16,529	$37,344	$54,300

Gross borrowings from revolver	$5,522,000	$5,006,000	$3,711,000

Gross repayments to revolver	$5,533,000	$4,457,000	$3,945,000

19. Related Party Transactions

        There were receivables from related parties of $314 and $507 at February 28, 2009 and March 1, 2008, respectively.

        In connection with the acquisition of Jean Coutu, USA, the Company entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group provided certain information technology, network and support services to the Company. The agreement expired in September 2008. The Company recorded an expense of $894 for services provided under this agreement for the year ended February 28, 2009.

        During fiscal 2009, 2008 and 2007, the Company paid Leonard Green & Partners, L.P., fees of $227, $276 and $334, for financial advisory services, respectively. These amounts include expense reimbursements of $90, $89 and $59 for the fiscal years 2009, 2008 and 2007, respectively. Jonathan D. Sokoloff, director, is an equity owner of Leonard Green & Partners, L.P. The Company has entered into a month-to-month agreement with Leonard Green & Partners, L.P., as amended whereby the Company has agreed to pay Leonard Green & Partners, L.P., a monthly fee of $12.5, paid in arrears, for its consulting services. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners, L.P.

        Prior to being employed by the Company, the Company paid Mr. John Standley a fee of $32.5 per week for consulting services rendered in July, August and September 2008. The consulting agreement was on a week-to-week basis, which also provided for the reimbursement of out-of-pocket expenses incurred by Mr. Standley. During fiscal year 2009 and prior to his employment as President and Chief Operating Officer, Rite Aid paid Mr. Standley a consulting fee of $294.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

20. Interim Financial Results (Unaudited)

	Fiscal Year 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,612,856	$6,500,244	$6,468,601	$6,707,567	$26,289,268
Cost of goods sold	4,804,610	4,722,070	4,743,089	4,983,847	19,253,616
Selling, general and administrative expenses	1,792,974	1,780,631	1,711,873	1,699,889	6,985,367
Goodwill impairment charge	—	—	—	1,810,223	1,810,223
Lease termination and impairment charges	36,262	51,825	101,635	104,021	293,743
Interest expense	118,240	118,565	126,615	114,207	477,627
Loss on debt modifications and retirements, net	3,708	36,197	—	—	39,905
Loss (gain) on sale of assets and investments, net	5,340	7,607	(1,008)	(358)	11,581

	6,761,134	6,716,895	6,682,204	8,711,829	28,872,062

Loss before income taxes	(148,278)	(216,651)	(213,603)	(2,004,262)	(2,582,794)
Income tax expense	4,993	5,346	29,522	289,396	329,257

Net loss from continuing operations	(153,271)	(221,997)	(243,125)	(2,293,658)	(2,912,051)
Loss from discontinued operations, net of gain on disposal and income tax benefit	(3,369)	—	—	—	(3,369)

Net loss	$(156,640)	$(221,997)	$(243,125)	$(2,293,658)	$(2,915,420)

Basic loss per share(1)	$(0.20)	$(0.27)	$(0.30)	$(2.67)	$(3.49)

Diluted loss per share(1)	$(0.20)	$(0.27)	$(0.30)	$(2.67)	$(3.49)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

20. Interim Financial Results (Unaudited) (Continued)

	Fiscal Year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,430,413	$6,573,699	$6,497,912	$6,824,822	$24,326,846
Cost of goods sold	3,214,834	4,783,888	4,754,057	4,936,493	17,689,272
Selling, general and administrative expenses	1,119,642	1,742,146	1,730,053	1,774,296	6,366,137
Lease termination and impairment charges	4,030	16,587	21,836	43,713	86,166
Interest expense	68,725	123,250	130,306	127,315	449,596
Loss on debt modifications and retirements, net	—	12,900	—	—	12,900
(Gain) Loss on sale of assets and investments, net	(4,230)	1,651	(2,105)	958	(3,726)

	4,403,001	6,680,422	6,634,147	6,882,775	24,600,345

Income (loss) before income taxes	27,412	(106,723)	(136,235)	(57,953)	(273,499)
Income tax (benefit) expense	(900)	(38,570)	(52,739)	894,910	802,701

Net income (loss) from continuing operations	28,312	(68,153)	(83,496)	(952,863)	(1,076,200)
(Loss) income from discontinued operations, net of gain on disposal and income tax benefit	(678)	(1,443)	(1,352)	683	(2,790)

Net income (loss)	$27,634	$(69,596)	$(84,848)	$(952,180)	$(1,078,990)

Basic income (loss) per share(1)	$0.04	$(0.10)	$(0.12)	$(1.20)	$(1.54)

Diluted income (loss) per share(1)	$0.04	$(0.10)	$(0.12)	$(1.20)	$(1.54)

(1)
Income (loss) per share amounts for each quarter may not necessarily total to the yearly income (loss) per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

        During the second quarter of 2009, the Company recorded a loss on debt modification related to the repurchase of several notes as discussed in Note 11. During the fourth quarter of fiscal 2009, the Company recorded a charge for goodwill impairment of $1,810,223 and store closing and impairment charges of $85,839. The Company recorded income tax expense of $280,700 related to the establishment of additional valuation allowance against deferred tax assets. The Company recorded LIFO expense of $94,569 as inflation was higher than anticipated.

        During the fourth quarter of fiscal 2008, the Company recorded an income tax expense of $894,910 related primarily to the establishment of a valuation allowance against deferred tax assets. The Company recorded store closing and impairment charges of $43,713. The Company recorded a credit of $25,259 to record an adjustment to the LIFO reserve, as inflation on pharmacy products was less than

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(In thousands, except per share amounts)

20. Interim Financial Results (Unaudited) (Continued)

estimated in previous quarters. The Company recorded a gain on the sale of assets in Las Vegas of $8,100.

        During the second quarter of fiscal 2008, the Company recorded a charge of $12,900 related to commitment fees for bridge financing of the Acquisition that was never utilized.

21. Financial Instruments

        The carrying amounts and fair values of financial instruments at February 28, 2009 and March 1, 2008 are listed as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$2,397,288	$1,674,069	$2,099,000	$1,896,705
Fixed rate indebtedness	$3,420,603	$1,076,476	$3,670,262	$2,902,318

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

RITE AID CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended February 28, 2009, March 1, 2008 and March 3, 2007
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Allowances Related to the Purchase of Jean Coutu, USA	Balance at End of Period
Year ended February 28, 2009	$41,221	$31,269	$35,000	—	$37,490
Year ended March 1, 2008	$30,246	$34,598	$34,015	10,392	$41,221
Year ended March 3, 2007	$32,336	$26,603	$28,693	—	$30,246

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ MARY F. SAMMONS Mary F. Sammons Chairman of the Board and Chief Executive Officer
Dated: April 17, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 17, 2009.

Signature	Title

/s/ MARY F. SAMMONS Mary F. Sammons	Chairman of the Board and Chief Executive Officer
/s/ MICHEL COUTU Michel Coutu	Non-Executive Co-Chairman of the Board
/s/ FRANK G. VITRANO Frank G. Vitrano	Chief Financial Officer, Chief Administration Officer and Senior Executive Vice President
/s/ DOUGLAS E. DONLEY Douglas E. Donley	Chief Accounting Officer and Senior Vice President
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ ANDRE BELZILE Andre Belzile	Director
/s/ FRANCOIS J. COUTU Francois J. Coutu	Director

Signature	Title

/s/ JAMES L. DONALD James L. Donald	Director
/s/ MICHAEL A. FRIEDMAN, MD Michael A. Friedman, MD	Director
David R. Jessick	Director
/s/ ROBERT G. MILLER Robert G. Miller	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ PHILIP G. SATRE Philip G. Satre	Director
/s/ JONATHAN D. SOKOLOFF Jonathan D. Sokoloff	Director
/s/ MARCY SYMS Marcy Syms	Director
/s/ DENNIS WOOD Dennis Wood	Director