Form 10-Q
period 2009-05-30
RITE AID CORP
filed 2009-07-08
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2009
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
 Not Applicable

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "Accelerated Filer" and "Large Accelerated Filer" in Rule 12b-2 of the Exchange Act.

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

        The registrant had 884,963,016 shares of its $1.00 par value common stock outstanding as of July 3, 2009.

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 ("the Fiscal 2009 10-K"), which we filed with the SEC on April 17, 2009 and our Current Report on Form 8-K which we furnished to the SEC on June 8, 2009. This document is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	May 30, 2009	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$136,459	$152,035
Accounts receivable, net	609,954	526,742
Inventories, net of LIFO reserve of $761,237 and $746,467	3,355,006	3,509,494
Prepaid expenses and other current assets	84,768	176,661

Total current assets	4,186,187	4,364,932
Property, plant and equipment, net	2,507,409	2,587,356
Other intangibles, net	964,632	1,017,011
Other assets	360,952	357,241

Total assets	$8,019,180	$8,326,540

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$50,431	$40,683
Accounts payable	1,259,833	1,256,982
Accrued salaries, wages and other current liabilities	1,083,337	1,004,762

Total current liabilities	2,393,601	2,302,427
Long-term debt, less current maturities	5,486,791	5,801,230
Lease financing obligations, less current maturities	154,102	169,796
Other noncurrent liabilities	1,275,317	1,252,739

Total liabilities	9,309,811	9,526,192
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,435 and 1,435	143,498	143,498
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 885,816 and 886,113	885,816	886,113
Additional paid-in capital	4,271,910	4,265,211
Accumulated deficit	(6,551,131)	(6,452,696)
Accumulated other comprehensive loss	(40,725)	(41,779)

Total stockholders' deficit	(1,290,631)	(1,199,652)

Total liabilities and stockholders' deficit	$8,019,180	$8,326,540

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008
Revenues	$6,531,178	$6,612,856
Costs and expenses:
Cost of goods sold	4,757,112	4,804,610
Selling, general and administrative expenses	1,710,672	1,792,974
Lease termination and impairment charges	66,986	36,262
Interest expense	109,478	118,240
Loss on debt modifications and retirements, net	—	3,708
(Gain) loss on sale of assets, net	(19,951)	5,340

	6,624,297	6,761,134

Loss from continuing operations before income taxes	(93,119)	(148,278)
Income tax expense	5,327	4,993

Loss from continuing operations	$(98,446)	$(153,271)
Loss from discontinued operations	—	(3,369)

Net loss	$(98,446)	$(156,640)

Computation of loss attributable to common stockholders:
Net loss	$(98,446)	$(156,640)
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	—	(6,122)

Loss attributable to common stockholders—basic and diluted	$(98,471)	$(162,787)

Basic and diluted loss per share	$(0.11)	$(0.20)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008
Operating activities:
Net loss	$(98,446)	$(156,640)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	138,238	145,041
Lease termination and impairment charges	66,986	36,262
LIFO charges	14,770	15,094
(Gain) loss on sale of assets, net	(19,951)	5,388
Stock-based compensation expense	6,417	8,679
Loss on debt modifications and retirements, net	—	3,708
Proceeds from insured loss	1,317	—
Changes in operating assets and liabilities:
Net (payments to) proceeds from accounts receivable securitization	(30,000)	70,000
Accounts receivable	(54,282)	(48,842)
Inventories	137,975	(51,103)
Accounts payable	53,166	(116,929)
Other assets and liabilities, net	141,408	(15,986)

Net cash provided by (used in) operating activities	357,598	(105,328)

Investing activities:
Payments for property, plant and equipment	(42,304)	(149,876)
Intangible assets acquired	(1,965)	(36,122)
Expenditures for business acquisition	—	(112)
Proceeds from sale-leaseback transactions	—	87,620
Proceeds from dispositions of assets and investments	28,820	4,676

Net cash used in investing activities	(15,449)	(93,814)

Financing activities:
Proceeds from issuance of long-term debt	—	158,000
Net (payments to) proceeds from revolver	(303,000)	186,000
Principal payments on long-term debt	(7,492)	(154,965)
Proceeds from financing secured by owned property	—	11,132
Change in zero balance cash accounts	(47,233)	5,542
Net proceeds from issuance of common stock	—	1,117
Payments for preferred stock dividends	—	(1,657)
Financing costs paid	—	(9,600)

Net cash (used in) provided by financing activities	(357,725)	195,569

Decrease in cash and cash equivalents	(15,576)	(3,573)
Cash and cash equivalents, beginning of period	152,035	155,762

Cash and cash equivalents, end of period	$136,459	$152,189

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $99 and $377, respectively)	$73,242	$99,312

Cash payments of income taxes, net of refunds	$578	$1,198

Equipment financed under capital leases	$152	$1,231

Equipment received for noncash consideration	$819	$2,001

Reduction in lease financing obligation	$13,161	$6,728

Preferred stock dividends paid in additional shares	$—	$4,465

Gross borrowings from revolver	$881,000	$1,404,000

Gross repayments to revolver	$1,184,000	$1,218,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 30, 2009 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2009 10-K.

2.    Recent Accounting Pronouncements

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". This standard provides guidance on management's assessment of subsequent events, which are defined as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard also requires disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or available to be issued. SFAS No. 165 is effective for interim or annual fiscal periods ending after June 15, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is evaluating the impact that SFAS No. 166 will have on its financial position and results of operations, if any.

        In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is evaluating the impact that SFAS No. 167 will have on its financial position and results of operations, if any.

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

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3.    Loss Per Share (Continued)

were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008
Numerator for loss per share:
Net loss	$(98,446)	$(156,640)
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	—	(6,122)

Loss attributable to common stockholders, basic and diluted	$(98,471)	$(162,787)

Denominator:
Basic and diluted weighted average shares	879,633	823,086

Basic and diluted loss per share	$(0.11)	$(0.20)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of May 30, 2009 and May 31, 2008:

	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008
Stock options	69,686	61,435
Convertible preferred stock	26,091	64,378
Convertible debt	61,045	61,045

	156,822	186,858

        Also excluded from the computation of diluted loss per share as of May 30, 2009 and May 31, 2008 are restricted shares of 6,090 and 8,977 which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4.    Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008
Impairment charges	$3,484	$2,594
Store and equipment lease exit charges	63,502	33,668

	$66,986	$36,262

Impairment charges

        Impairment charges include non-cash charges of $3,484 and $2,594 for the thirteen week periods ended May 30, 2009 and May 31, 2008, for the impairment of long-lived assets at 23 and 30 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

Store and equipment lease exit charges

        During the thirteen week periods ended May 30, 2009 and May 31, 2008, the Company recorded charges for 64 and 49 stores closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4.    Lease Termination and Impairment Charges (Continued)

        The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion.

	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008
Balance—beginning of period	$381,411	$329,682
Provision for present value of noncancellable lease payments of closed stores	53,162	35,546
Changes in assumptions about future sublease income, terminations and changes in interest rates	9,464	(5,270)
Interest accretion	5,478	4,220
Cash payments, net of sublease income	(23,459)	(19,809)

Balance—end of period	$426,056	$344,369

        The Company's revenues and income before income taxes for the thirteen week periods ended May 30, 2009 and May 31, 2008 include results from stores that have been closed or are planned to be closed as of May 30, 2009. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008
Revenues	$51,813	$216,471
Income (loss) from operations	10,837	(19,328)

        Included in these stores' income or loss from operations for the thirteen week periods ended May 30, 2009 and May 31, 2008, are depreciation and amortization charges of $502 and $2,826 and closed store inventory liquidation charges of $3,207 and $1,615, respectively. Also included in the income or loss from operations are gains on the sale of assets of $22,671 for the thirteen week period ended May 30, 2009 and losses from the sale of assets of $5,626 for the thirteen week period May 31, 2008. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues. The amounts indicated above do not include the results of operations for stores closed related to discontinued operations.

        The Company adopted SFAS No. 157, "Fair Value Measurements", as it relates to nonfinancial assets and liabilities during the quarter ended May 30, 2009. SFAS No. 157 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4.    Lease Termination and Impairment Charges (Continued)

Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

        Long-lived assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

5.    Income Taxes

        The Company recorded an income tax expense from continuing operations of $5,327 and $4,993 for the thirteen week periods ended May 30, 2009 and May 31, 2008, respectively. The income tax expense for the thirteen week periods ended May 30, 2009 and May 31, 2008 is primarily attributable to the accrual of state and local taxes.

        Effective March 4, 2007, the Company adopted the provisions of FIN 48. The Company recognizes interest and penalties related to tax contingencies as income tax expense. As of May 30, 2009, and February 28, 2009 unrecognized tax benefits totaled $280,133 and $280,394, respectively. The Company recognized expense for net interest and penalties in connection with tax matters of $2,304 and $2,449 for the thirteen week periods ended May 30, 2009 and May 31, 2008, respectively. As of May 30, 2009 and February 28, 2009, the total amount of accrued income tax-related interest and penalties was $48,480 and $46,175, respectively.

        As of May 30, 2009 the Company had $259,337 of unrecognized tax benefits related to business combinations that would have been treated as an adjustment to the purchase price allocation if they had been recognized under SFAS 141. However, upon the adoption of SFAS 141(R), which applies to fiscal year 2010, changes in income tax uncertainties recorded in a business combination will be recorded in income tax expense and will no longer impact goodwill. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of May 30, 2009 the Company had a corresponding recoverable indemnification asset from Jean Coutu Group, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5.    Income Taxes (Continued)

Revenue Service (IRS) through fiscal 2004. However, any net operating losses that were generated in these closed years may be subject to adjustment by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax return for Brooks Eckerd for fiscal years 2004 and 2005. Additionally, the IRS is examining the consolidated U.S. income tax return for Rite Aid Corporation and Subsidiaries for fiscal year 2008. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from 2003.

        The valuation allowances as of May 30, 2009 and February 28, 2009 apply to the net deferred tax assets of the Company. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. Accordingly, the valuation allowance on federal and state net deferred tax assets was increased during the third and fourth quarters of 2009 related to the write-down of our remaining net Federal and State deferred tax assets. The Company maintained a valuation allowance against net deferred tax assets of $1,822,793 and $1,787,798 at May 30, 2009 and February 28, 2009, respectively.

6.    Discontinued Operations

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6.    Discontinued Operations (Continued)

        The Company has presented the operating results of Las Vegas as a discontinued operation in the statement of operations for the thirteen week period ended May 31, 2008. The following amounts have been segregated from continuing operations and included in discontinued operations:

May 31, 2008
Revenues	$267
Costs and expenses:
Cost of goods sold	1,652
Selling, general and administrative expenses	1,936
Loss on sale of assets	48

Total costs and expenses	3,636

Loss from discontinued operations before income taxes	(3,369)
Income tax benefit	—

Net loss from discontinued operations	$(3,369)

        The assets and liabilities of the divested stores as of May 30, 2009 and February 28, 2009 are not significant and have not been segregated in the consolidated balance sheets.

7.    Accounts Receivable

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

        Under the terms of the First Lien Facility, the total amount of interest in receivables that can be transferred to the CPVs is $345,000. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur, at the discretion of the CPV's, on a weekly basis. At May 30, 2009 and February 28, 2009, the total outstanding receivables that have been transferred to CPVs were $300,000 and $330,000, respectively. The following table details receivable transfer activity for the thirteen week periods ended May 30, 2009 and May 31, 2008:

	May 30, 2009	May 31, 2008
Average amount of outstanding receivables transferred	$253,736	$421,538
Total receivable transfers	$1,009,000	$1,624,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$1,039,000	$1,554,000

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7.    Accounts Receivable (Continued)

        The program fee under the First Lien Facility is LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee is 3.5% of the total facility commitment of $345,000. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended May 30, 2009 and May 31, 2008 were $4,845 and $4,663 respectively.

        Rite Aid Corporation guarantees certain performance obligations of its affiliates under the First Lien Facility, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends January 2010 with the option to extend the commitment to September 2010. Should any of the CPVs fail to renew their commitment under the First Lien Facility, the Company has access to a backstop credit facility, which is backed by the CPVs and which expires in September 2010, to provide liquidity to the Company.

        Proceeds from the collections under the First Lien Facility are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company's corporate concentration account. At May 30, 2009 and February 28, 2009, the Company had $1,031 and $1,801 of cash, respectively, that is restricted for the payment of trustee fees.

        On February 18, 2009, the Company issued a $225,000 second priority accounts receivable securitization term loan ("Second Lien Facility"). Net proceeds from the issuance of the Second Lien Facility were used to repay approximately $210,000 outstanding under the First Lien Facility and replace the borrowing availability that was decreased under the First Lien Facility as a result of a change to the Securitization Formula. The Second Lien Facility has a second priority interest in eligible third party receivables. This interest is subordinate to the interest of the securitization banks.

        The Second Lien Facility bears interest at a rate of either, at the Company's option, (a) a base rate equal to the higher of (i) Citibank's base rate, (ii) the federal funds rate plus 0.50% per annum or (iii) an adjusted LIBOR plus 1.0% per annum, in each case plus 11% (with a floor of 4%) or (b) LIBOR plus 12% with a LIBOR floor of 3%. The Second Lien Facility will mature on September 14, 2010 and can be voluntarily prepaid, at an amount equal to 100% of par plus accrued interest, at any time after August 18, 2009. Financing fees related to the Second Lien Facility for the thirteen week period ended May 30, 2009 were $9,600 and are recorded as a component of selling, general, and administrative expenses.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7.    Accounts Receivable (Continued)

        At May 30, 2009 and February 28, 2009, the Company's interest in the third party pharmaceutical receivables is as follows:

	May 30, 2009	February 28, 2009
Third party pharmaceutical receivables	$1,030,118	$955,827
Allowance for uncollectible accounts	(33,159)	(31,421)

Net third party receivables	996,959	924,406
First lien facility	(300,000)	(330,000)
Second lien facility (net of discount of $5,551 and $6,621)	(219,449)	(218,379)

Net retained interest	$477,510	$376,027

8.    Sale Leaseback Transactions

        There were no sale leaseback transactions during the thirteen week period ended May 30, 2009.

        During the thirteen week period ended May 31, 2008, the Company sold a total of 35 owned stores to independent third parties. Net proceeds from these sales were $98,752. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for 31 of these leases as operating leases and four were initially being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Gains on these transactions of $2,349 have been deferred and are being recorded over the related minimum lease terms. Losses of $36 which relate to certain stores in these transactions were recorded as losses on the sale of assets. Subsequent to May 31, 2008, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on two of the four leases. Therefore, these leases are now accounted for as operating leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9.    Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of May 30, 2009 and February 28, 2009.

	May 30, 2009			February 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$681,072	$(282,508)	11 years	$693,455	$(279,806)	11 years
Prescription files	1,203,403	(637,335)	7 years	1,209,268	(605,906)	7 years

Total	$1,884,475	$(919,843)		$1,902,723	$(885,712)

        Also included in other non-current liabilities as of May 30, 2009 and February 28, 2009 are unfavorable lease intangibles with a net carrying amount of $116,241 and $124,053 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $48,928 for the thirteen week period ended May 30, 2009. Amortization expense for these intangible assets and liabilities was $51,881 for the thirteen week period ended May 31, 2008. The anticipated annual amortization expense for these intangible assets and liabilities is 2010—$177,568; 2011—$162,900; 2012—$129,953; 2013—$105,146 and 2014—$79,639.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10.    Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at May 30, 2009 and February 28, 2009:

	May 30, 2009	February 28, 2009
Secured Debt:
Senior secured revolving credit facility due September 2010	$535,000	$838,000
Senior secured credit facility term loan due September 2010	145,000	145,000
Senior secured credit facility term loan due June 2014	1,093,950	1,096,713
Senior secured credit facility term loan due June 2014 ($348,250 and $349,125 face value less unamortized discount of $30,070 and $31,549)	318,180	317,576
10.375% senior secured notes due July 2016 ($470,000 face value less unamortized discount of $39,628 and $41,011)	430,372	428,989
7.5% senior secured notes due March 2017	500,000	500,000
Other secured	4,149	4,194

	3,026,651	3,330,472
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $4,578 and $4,754)	405,422	405,246
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $10,407 and $10,732)	799,593	799,268

	1,705,015	1,704,514
Unsecured Debt:
8.125% notes due May 2010	11,117	11,117
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	158,000	158,000
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	782,905	782,905
Lease financing obligations	176,753	193,818

Total debt	5,691,324	6,011,709
Current maturities of long-term debt and lease financing obligations	(50,431)	(40,683)

Long-term debt and lease financing obligations, less current maturities	$5,640,893	$5,971,026

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10.    Indebtedness and Credit Agreements (Continued)

Refinancing Transactions

        In June 2009, the Company repaid all borrowings outstanding under its revolving credit facility due September 2010 and cancelled all of its commitments thereunder. The Company also paid all borrowings due under its $145,000 Tranche 1 Term Loan due September 2010. The Company financed these repayments with borrowings under a new $1,000,000 revolving credit facility due September 2012, the issuance of a $525,000 Tranche 4 term loan due June 2015 and the issuance of $410,000 of new 9.75% Senior Secured Notes due June 2016 (the "Refinancing"). The terms of the Company's senior secured credit facility were amended to permit the Refinancing. The amendments to the senior secured credit facility also provide additional flexibility to refinance the Company's accounts receivable securitization facilities. The Company incurred fees of approximately $45,000 to consummate the Refinancing, which will be deferred and amortized over the terms of the related debt instruments. The descriptions of the key terms of the Company's credit facility and other key debt transactions reflect the changes made by the Refinancing, where appropriate.

Credit Facility

        As of May 30, 2009, the Company had a $1,750,000 revolving credit facility. Borrowings under this revolving secured credit facility bore interest at LIBOR plus 1.50%, if the Company chose to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate could fluctuate between LIBOR plus 1.25% and LIBOR plus 1.75% depending upon the amount of the revolver availability, as specified in the senior secured credit facility. The Company was required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility.

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At May 30, 2009, the Company had $535,000 of borrowings outstanding under the revolving credit facility. At May 30, 2009, the Company also had letters of credit outstanding against the revolving credit facility of $187,151. The Company had additional borrowing capacity of $901,805 under the revolving credit facility as of May 30, 2009.

        As a result of the Refinancing, the Company repaid all borrowings outstanding under its revolving credit facility (and cancelled all of its commitments thereunder) and entered into a new $1,000,000 revolving credit facility. Borrowings under the new revolving credit facility bear interest at LIBOR plus 4.50% (with a minimum LIBOR of 3.00%), if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 3.50% (with a minimum base rate of 4.00%). After November 30, 2009, the interest rate can fluctuate between 4.25% and 4.75%, based upon the amount of revolver availability, as defined in the senior secured credit facility. The Company is required to pay fees of 1.00% per annum, and, following the second fiscal quarter after the effective date of the new revolver, between 0.75% and 1.00% per annum on the daily unused amount of the new revolving credit facility, depending on the amount of revolver availability. Amounts drawn under the new revolving credit facility become due and payable in September 2012.

        In November 2006, the Company entered into an amendment of its senior secured credit facility and borrowed $145,000 under a senior secured term loan (the "Tranche 1 Term Loans"). The Tranche 1 Term Loans bore interest at LIBOR plus 1.50%, if the Company chose to make LIBOR

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10.    Indebtedness and Credit Agreements (Continued)

borrowings, or at Citibank's base rate plus 0.50%. Subsequent to May 30, 2009, the Tranche 1 Term Loan was repaid as part of the Refinancing.

        On June 4, 2007, the Company amended its senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105,000 and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loans") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bear interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Company must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company's borrowing base under the senior secured credit facility, prepayment of the Tranche 2 Term Loans may also be required.

        In July 2008, the Company issued a new senior secured term loan (the "Tranche 3 Term Loan") of $350,000 under the Company's existing secured credit facility. The Tranche 3 Term Loan was issued at a discount of 90% of par. The Tranche 3 Term Loan matures on June 4, 2014 and bears interest at LIBOR (with a minimum LIBOR of 3.00%) plus 3.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate (with a minimum base rate of 4.00%) plus 2.00%. The Company must make mandatory prepayments of the Tranche 3 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company's borrowing base under the senior secured credit facility, prepayment of the Tranche 3 Term Loans may also be required.

        In June 2009, as part of the Refinancing, the Company issued a new senior secured term loan (the "Tranche 4 Term Loan") of $525,000 under the Company's existing secured credit facility. The Tranche 4 Term Loan was issued at a discount of 96% of par. The Tranche 4 Term Loan matures on June 10, 2015 and bears interest at a rate per annum equal to, at the Company's option, either (a) an adjusted LIBOR rate (with a LIBOR floor of 3.00% per annum) plus 6.50% or (b) Citibank's base rate (with a floor of 4.00% per annum) plus 5.50%. The Company must make mandatory prepayments of the Tranche 4 Term Loan with the proceeds of certain asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company's borrowing base under the senior secured credit facility, prepayment of the Tranche 4 Term Loan may also be required.

        The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payment of principal prior to three months after June 4, 2014. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10.    Indebtedness and Credit Agreements (Continued)

June 4, 2014; however other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014, and for the voluntary repurchase of debt with a maturity after June 4, 2014, if the Company maintains availability on the revolving credit facility of at least $100,000. The amendments to the senior secured credit facility that were implemented as part of the Refinancing allow the Company greater flexibility to refinance its other indebtedness, including its accounts receivable securitization facilities.

        The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The senior secured credit facility also requires the Company to maintain a minimum fixed charge coverage ratio, but only if availability on the revolving credit facility is less than $150,000.

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

Other Indebtedness

        In June 2009, as part of the Refinancing, the Company issued $410,000 of 9.75% senior secured notes due June 12, 2016. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility. The indenture that governs the 9.75% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders in the mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 9.75% senior secured notes due June 2016 were issued at 98.2% of par.

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility and the 9.75% senior secured notes due 2016 are secured by a senior lien on, among other things the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The 7.5% senior secured notes due 2015 and the 10.375% senior secured notes due 2016 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are the same

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10.    Indebtedness and Credit Agreements (Continued)

subsidiaries that guarantee the senior secured credit facility and are secured on a second priority basis by the same collateral as the senior secured credit facility. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are also guaranteed by substantially all of the same subsidiaries.

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

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of May 30, 2009, the amount of additional secured and unsecured debt that could be incurred under these indentures is $1,191,683, although the Company's outstanding indentures limit the amount that can be secured on a senior basis.

Maturities

        After giving effect to the refinancing transactions described above, the aggregate annual principal payments of long-term debt for the remainder of fiscal 2010 and thereafter are as follows: 2010—$12,979; 2011—$25,853; 2012—$14,765; 2013—$14,764; 2014—$205,474 and $5,468,101 in 2015 and thereafter.

11.    New York Stock Exchange Compliance

        On October 16, 2008, Rite Aid was notified by the New York Stock Exchange (NYSE) that the average per share price of its common stock was below the NYSE's continued listing standard relating to minimum average share price. Rule 802.01C of the NYSE's Listed Company Manual requires that a company's common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Also on October 16, 2008, the Company provided a notice to the NYSE of its intention to affect a reverse stock split, which was approved by the stockholders on December 2, 2008, to cure this deficiency.

        On February 26, 2009, the NYSE suspended the application of the stock-price criteria set forth in Section 802.01C of the Exchange's Listed Company Manual until June 30, 2009, which was subsequently extended to July 31, 2009. This suspension was made by the Exchange due to the extreme volatility in U.S. and global equities markets and precipitous decline in trading prices of many securities. Based on the rule suspension, any company, like Rite Aid, that was in a compliance period at the time of the rule suspension can return to compliance during the suspension if at the end of any calendar month during the suspension such company has a $1.00 closing share price on the last trading day of such month and a $1.00 average share price based on the 30 trading days preceding the end of such month. On July 1, 2009, the Company was notified by the NYSE that, as of July 1, 2009, the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2009 and May 31, 2008

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11.    New York Stock Exchange Compliance (Continued)

Company has regained compliance with the NYSE share price listing requirement. Accordingly, the Company does not intend to implement the reverse stock split as approved by the stockholders.

12.    Retirement Plans

        Net periodic pension expense recorded in the thirteen week periods ended May 30, 2009 and May 31, 2008, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Service cost	$697	$771	$14	$15
Interest cost	1,500	1,454	282	325
Expected return on plan assets	(750)	(1,345)	—	—
Amortization of unrecognized prior service cost	215	249	—	—
Amortization of unrecognized net loss	839	108	—	7

Net pension expense	$2,501	$1,237	$296	$347

        During the thirteen week period ended May 30, 2009 the Company contributed $406 to the Nonqualified Executive Retirement Plans. During the remainder of fiscal 2010, the Company expects to contribute $1,217 to the Nonqualified Executive Retirement Plans and $3,000 to the Defined Benefit Pension Plan.

13.    Commitments and Contingencies

        The Company entered into a memorandum of understanding to settle a class action lawsuit brought against it in the U.S. District Court for the Northern District of California for alleged violations of California wage-and-hour law on March 27, 2009. The plaintiff alleged that the Company improperly classified store managers in California as exempt under the law, making them ineligible for overtime wages. The plaintiff sought to require the Company to pay overtime wages to the class of more than 1,200 current and former store managers since May 9, 2001. Management believes that store managers were and are properly classified as exempt from the overtime provisions of California law. Under the terms of the settlement, the Company will resolve this lawsuit for $6.9 million, subject to court approval. Preliminary court approval of the settlement was granted in May 2009. Management anticipates obtaining final court approval of the settlement in the fall of 2009.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended May 30, 2009 was $98.4 million compared to net loss of $156.6 million for the thirteen week period ended May 31, 2008. Revenues have decreased in the current quarter due to store closures and the current economic environment. There has also been a slight decrease in gross margin rate, due to reimbursement rate pressures, and an increase in store closing and impairment charges. These items were more than offset by a decrease in selling, general and administrative expenses ("SG&A") as a percent of revenues, and an increase in gain on the sale of fixed assets, which was driven by sales of prescription files at certain closed stores and the sale of twelve stores in California and Idaho. These items are described in further detail in the following sections.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008
	(dollars in thousands)
Revenues	$6,531,178	$6,612,856
Revenue (decline)growth	(1.2)%	49.3%
Same store sales growth	0.6%	1.5%
Pharmacy sales (decline) growth	(0.3)%	55.7%
Same store pharmacy sales growth	1.6%	1.4%
Pharmacy sales as a % of total sales	68.2%	67.6%
Third party sales as a % of total pharmacy sales	96.3%	96.2%
Front-end sales (decline) growth	(3.2)%	35.3%
Same store front-end sales (decline) growth	(1.6)%	1.7%
Front-end sales as a % of total sales	31.8%	32.4%
Store data:
Total stores beginning of period	4,901	5,059
New stores	10	5
Store acquisitions, net	—	8
Closed stores	(86)	(68)
Total stores end of period	4,825	5,004
Relocated stores	17	6
Remodeled stores	3	39

  Revenues

        Revenue declined 1.2% for the thirteen week period ended May 30, 2009. This revenue decline was driven primarily by a reduction in the store base. Revenue growth in the thirteen week period ended May 31, 2008 was driven primarily by the acquisition of the Brooks Eckerd stores on June 4, 2007. Same store sales trends, which include the Brooks Eckerd stores, are described in the following paragraphs.

        Pharmacy same store sales increased by 1.6% in the thirteen week period ended May 30, 2009, primarily driven by an increase in same store prescription growth of 2.2%. Our script growth was positively impacted by the growth of our Rx Savings Card program, the benefit of grassroots marketing initiatives in our high-volume front-end/low-volume pharmacy stores, our automated refill reminder program and growth in our courtesy refill program. The impact of the increase in prescription count on our same store pharmacy sales was partially offset by an increase in generic sales.

        Front-end same store sales decreased by 1.6% in the thirteen week period ended May 30, 2009. The decrease was due to weakness in the overall economic environment and not running certain Brooks-Eckerd promotional sales that were run in the prior year.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

  Costs and Expenses

	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008
	(dollars in thousands)
Cost of goods sold	$4,757,112	$4,804,610
Gross profit	1,774,066	1,808,246
Gross margin rate	27.2%	27.3%
Selling, general and administrative expenses	1,710,672	1,792,974
Selling, general and administrative expenses as a percentage of revenues	26.2%	27.1%
Lease termination and impairment charges	66,986	36,262
Interest expense	109,478	118,240

  Cost of Goods Sold

        Gross margin rate was 27.2% for the thirteen week period ended May 30, 20098 compared to 27.3% for the thirteen week period ended May 31, 2008. The decrease in gross margin rate was concentrated in pharmacy gross margin, due to a reduction in reimbursement rates. The reimbursement rate reduction was similar to last year's first quarter; however, this year we were unable to fully offset the impact of these reductions with generic product cost reductions and improvement in generic penetration. Front end gross margin rates improved slightly over prior year, due to improvements in shrink and private brand penetration, offset partially by lower vendor allowances resulting from reduced purchases.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $14.8 million for the thirteen week period ended May 30, 2009 versus LIFO charges of $15.1 million for the thirteen week period ended May 31, 2008.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 26.2% in the thirteen week period ended May 30, 2009 compared to 27.1% in the thirteen week period ended May 31, 2008. The decrease in SG&A as a percentage of revenues is due to a decrease in expenses related to the integration of the Brooks Eckerd stores and distribution centers, a decrease in salaries and benefit costs due to better labor control, and reductions in administrative expenses due to various efforts to reduce costs.

  Lease termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended
	May 30, 2009	May 31, 2008
	(dollars in thousands)
Impairment charges	$3,484	$2,594
Store and equipment lease exit charges	63,502	33,668

	$66,986	$36,262

        Impairment Charges:    Impairment charges include non-cash charges of $3.5 million and $2.6 million in the thirteen week periods ended May 30, 2009 and May 31, 2008, respectively, for the impairment of long-lived assets at 23 and 30 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

        Store and Equipment Lease Exit Charges:    During the thirteen week periods ended May 30, 2009 and May 31, 2008, we recorded charges for 64 and 49 stores, respectively, closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The increase in the store and equipment lease exit charge for the thirteen week period ended May 30, 2009 is primarily due to an increase in the number of stores closed during the quarter.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        Interest expense was $109.5 million for the thirteen week period ended May 30, 2009, compared to $118.2 million for the thirteen week period ended May 31, 2008. The decrease in interest expense for the thirteen week period ended May 30, 2009 was primarily due to decreased borrowings on the revolver under senior secured credit facility as well as the decreased LIBOR rates. As a result of the Refinancing, we expect interest expense to increase for the remainder of the fiscal year and to be in the range of $515.0 million to $530.0 million for the year.

        The weighted average interest rates on our indebtedness for the thirteen week periods ended May 30, 2009 and May 31, 2008 were 6.3% and 7.0%, respectively.

  Income Taxes

        We recorded an income tax expense of $5.3 million and $5.0 million for the thirteen week periods ended May 30, 2009 and May 31, 2008, respectively. The expense for income taxes for the thirteen week period ended May 30, 2009 and May 31, 2008 is primarily attributable to the accrual of state and local taxes respectively.

        As of May 30, 2009 the total amount of unrecognized tax benefits related to business combinations that would have been recorded as an adjustment to goodwill and not impact the effective tax rate in a future period was $259.0 million under SFAS 141. However, upon the adoption of SFAS 141(R), which applies to our fiscal year 2010, changes in income tax uncertainties recorded in a business combination will be recorded in income tax expense and will no longer impact goodwill. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against our net deferred tax assets. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect the change to have a significant impact on the results of operations or the financial position of our company.

        We recognize tax liabilities in accordance with FIN 48 and management adjusts these liabilities with changes in judgment as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

        Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS No. 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. Accordingly, the valuation allowance on federal and state net deferred tax assets was increased during the third and fourth quarters of 2009 related to the write-down of our remaining net Federal and State deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

Liquidity and Capital Resources

  General

        We have four primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our receivable securitization agreements and (iv) the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to fund capital expenditures and to provide funds for the prepayment of debt.

  Refinancing

        In June 2009, we repaid all borrowings outstanding under our revolving credit facility due September 2010 and cancelled all of our $1.75 billion of commitments thereunder. We also paid all borrowings due under our $145.0 million Tranche 1 Term Loan due September 2010. We financed these repayments with borrowings under a new $1.0 billion revolving credit facility due September 2012, the issuance of a $525.0 million Tranche 4 term loan due June 2015 and the issuance of $410.0 million of new 9.75% senior secured notes due June 2016 (the "Refinancing"). The terms of our senior secured credit facility were amended to permit the Refinancing and provided additional flexibility to refinance the accounts receivable securitization facilities. We incurred fees of approximately $45.0 million to consummate the Refinancing, which will be deferred and amortized over the terms of the related debt instruments. The descriptions of the key terms of our credit facility and other key debt transactions reflect the changes made by the Refinancing, where appropriate.

  Credit Facility

        As of May 30, 2009, we had a $1.75 billion revolving credit facility. Borrowings under this revolving credit facility bore interest at LIBOR plus 1.50%, if we chose to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. The interest rate could fluctuate depending on the amount of revolver availability, as specified in the senior secured credit facility. We were required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility.

        Our ability to borrow under the revolving credit facility was based upon a specified borrowing base consisting of inventory and prescription files. At May 30, 2009, we had $535.0 million of borrowings outstanding under the revolving credit facility. At May 30, 2009, we also had letters of credit outstanding against the revolving credit facility of $187.1 million. We had additional borrowing capacity of $901.8 million under the revolving credit facility as of May 30, 2009.

        As a result of the Refinancing, we repaid all borrowings outstanding under our revolving credit facility (and cancelled all of our commitments thereunder) and entered into a new $1.0 billion revolving credit facility. Borrowings under the new revolving credit facility bear interest at LIBOR plus 4.50% (with a minimum LIBOR of 3.00%), if we choose to make LIBOR borrowings, or at Citibank's base rate plus 3.50% (with a minimum base rate of 4.00%). After November 30, 2009, the interest rate can fluctuate between 4.25% and 4.75%, based upon the amount of revolver availability, as defined in the senior secured credit facility. We are required to pay fees of 1.00% per annum, and, following the second fiscal quarter after the effective date of the new revolver, between 0.75% and 1.00% per annum on the daily unused amount of the new revolving credit facility, depending on the amount of revolver availability. Amounts drawn under the new revolving credit facility become due and payable in September 2012.

        In November 2006, we entered into an amendment of our senior secured credit facility and borrowed $145.0 million under a senior secured term loan (the "Tranche 1 Term Loans"). The Tranche 1 Term Loans bore interest at LIBOR plus 1.50%, if we chose to make LIBOR borrowings, or at Citibank's base rate plus 0.50%. Subsequent to May 30, 2009, the Tranche 1 Term Loans were repaid as part of the Refinancing.

        On June 4, 2007, we further amended our senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105.0 million and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loans") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 2 Term Loans may also be required.

        In July 2008, we issued a new senior secured term loan (the "Tranche 3 Term Loan") of $350.0 million under our existing secured credit facility. The Tranche 3 Term Loan was issued at a discount of 90% of par. The Tranche 3 Term Loan matures on June 4, 2014 and bears interest at LIBOR (with a minimum LIBOR of 3.00%) plus 3.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate (with a minimum base rate of 4.00%) plus 2.00%. We must make mandatory prepayments of the Tranche 3 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under the senior secured credit facility, prepayment of the Tranche 3 Term Loans may also be required.

        In June 2009, as part of the Refinancing, we issued a new senior secured term loan (the "Tranche 4 Term Loan") of $525.0 million under our existing secured credit facility. The Tranche 4 Term Loan was issued at a discount of 96% of par. The Tranche 4 Term Loan matures on June 10, 2015 and bears interest at a rate per annum equal to, at our option, either (a) an adjusted LIBOR rate (with a LIBOR floor of 3.00% per annum) plus 6.50% or (b) Citibank's base rate (with a floor of 4.00% per annum) plus 5.50%. We must make mandatory prepayments of the Tranche 4 Term Loan with the proceeds of certain asset dispositions (subject to certain limitations), with a portion of any excess cash flow generate by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under the senior secured credit facility, prepayment of the Tranche 4 Term Loan may also be required.

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however other notes limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014 and for the voluntary repurchase of debt with a maturity after June 4, 2014 if we maintain availability on the revolving credit facility of at least $100.0 million. The amendments to the senior secured credit facility that were implemented as part of the Refinancing allow us greater flexibility to refinance our other indebtedness, including our accounts receivable securitization facilities.

        The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, mergers and acquisitions and the granting of liens. The senior secured credit facility also requires us to maintain a minimum fixed charge coverage ratio, but only if availability on the revolving credit facility is less than $150.0 million.

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

  Other Indebtedness

        In June 2009, as part of the Refinancing, we issued $410.0 million of 9.75% senior secured notes due June 12, 2016. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility. The indenture that governs the 9.75% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders in mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 9.75% senior secured notes due June 2016 were issued at 98.2% of par.

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of May 30, 2009, the amount of additional secured and unsecured debt that could be incurred under these indentures is $1.2 billion.

  Sale Leaseback Transactions

        There were no sale leaseback transactions for the thirteen week period ended May 30, 2009.

        During the thirteen week period ended May 31, 2008, we sold a total of 35 owned stores to independent third parties. Net proceeds from these sales were $98.8 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 31 of these leases as operating leases and four were initially being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. Gains on these transactions of $2.3 million have been deferred and are being recorded over the related minimum lease terms. Losses of $0.1 million which relate to certain stores in these transactions, were recorded as losses on the sale of assets and investments. Subsequent to May 31, 2008, the clause that allowed the buyer to force us to repurchase the properties lapsed on two of the four leases. Therefore, these leases are now accounted for as operating leases.

  Off Balance Sheet Obligations

        We maintain securitization agreements (the "First Lien Facility") with several multi-seller asset-backed commercial paper vehicles ("CPVs"). Under the terms of the First Lien Facility, we sell substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity ("SPE") and retain servicing responsibility. The assets of the SPE are not available to satisfy the creditors of any other person, including any of our affiliates. These agreements provide for us to sell, and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs. We guarantee certain performance obligations of our affiliates under the securitization agreements, which include continued servicing of such receivables, but do not guarantee the collectibility of the receivables and obligor creditworthiness. These agreements provide for us to sell and for the SPE to purchase these receivables. The SPE then transfers an interest in these receivables to various CPVs.

        Under the terms of the First Lien Facility, the amount of interest in receivables that can be transferred to the CPVs is $345.0 million at May 30, 2009. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur, at the discretion of the CPVs, on a weekly basis. At May 30, 2009 and February 28, 2009, the total of outstanding receivables that had been transferred to the CPVs were $300.0 million and $330.0 million, respectively. The following table details receivable transfer activity for the thirteen week periods presented (in thousands):

	May 30, 2009	May 31, 2008
Average amount of outstanding receivables transferred	$253,736	$421,538
Total receivable transfers	$1,009,000	$1,624,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$1,039,000	$1,554,000

        The program fee under the First Lien Facility is LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee is 3.5% of the total facility commitment of $345.0 million. The program and the liquidity fees are recorded as a component of selling, general, and administrative expenses. Program and liquidity fees for the thirteen weeks ended May 30, 2009 and May 31, 2008 were $4.8 million and $4.7 million, respectively.

        Rite Aid Corporation guarantees certain performance obligations of our affiliates under the First Lien Facility, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends January 2010 with the option to extend the commitment to September 2010. Should any of the CPVs fail to renew their commitment under the First Lien Facility, we have access to a backstop credit facility, which is backed by the CPVs and which expires in September 2010, to provide liquidity to the Company.

        Proceeds from the collections under the First Lien Facility are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At May 30, 2009 and February 28, 2009, we had $1.0 million and $1.8 million of cash, respectively, that was restricted for the payment of trustee fees.

        On February 18, 2009, we issued a $225.0 million second priority accounts receivable securitization term loan (Second Lien Facility). Net proceeds from the issuance of the Second Lien Facility were used to repay approximately $210.0 million outstanding under our First Lien Facility and replace the borrowing availability that was decreased under the First Lien Facility as a result of a change to the Securitization Formula. The Second Lien Facility has a second priority interest in eligible third party receivables. This interest is subordinate to the interest of the securitization banks under the First Lien Facility.

        The Second Lien Facility bears interest at a rate of either, at our option, (a) a base rate equal to the higher of (i) Citibank's base rate, (ii) the federal funds rate plus 0.50% per annum or (iii) an adjusted LIBOR plus 1.0% per annum, in each case plus 11% (with a floor of 4%) or (b) LIBOR plus 12% with a LIBOR floor of 3%. The Second Lien Facility will mature on September 14, 2010 and can be voluntarily prepaid, at an amount equal to 100% of par plus accrued interest, at any time after August 18, 2009. Financing fees related to the Second Lien Facility for the thirteen week period ended May 30, 2009 were $9.6 million.

        We have determined that the transactions under the First Lien Facility and the Second Lien Facility meet the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Additionally, we have determined that we do not hold a variable interest in the CPVs or in the lenders in the Second Lien Facility, pursuant to the guidance in FIN 46R, "Consolidation of Variable Interest Entities", and therefore have determined that the de-recognition of the transferred receivables is appropriate.

        At May 30, 2009 and February 28, 2009, our interest in the third party pharmaceutical receivables is as follows (in thousands):

	May 30, 2009	February 28, 2009
Third party pharmaceutical receivables	$1,030,118	$955,827
Allowance for uncollectible accounts	(33,159)	(31,421)

Net third party receivables	996,959	924,406
First lien facility	(300,000)	(330,000)
Second lien facility (net of discount of $5,551 and $6,621)	(219,449)	(218,379)

Net retained interest	$477,510	$376,027

        As of May 30, 2009, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $357.6 million in the thirteen week period ended May 30, 2009. Cash flow was positively impacted by improved operating results, a reduction in inventory, which is a result of management's efforts to reduce excess inventory and a decrease in purchasing volume, and the timing of rent and interest payments. Our operating activities used $105.3 million of cash in the thirteen week period ended May 31, 2008. The use of cash from operations was primarily due to increases in inventory and accounts receivable, a decrease in accounts payable, and an increase in integration and interest expense.

        Net cash used in investing activities was $15.4 million and $93.8 million for the thirteen week periods ended May 30, 2009 and May 31, 2008, respectively. Cash used for the purchases of property, plant and equipment and intangible assets is lower than prior year due to our reduction in planned capital expenditures in fiscal 2010. Offsetting cash expenditures in the thirteen week period ended May 30, 2009 are proceeds from the disposition of assets of $28.8 million.

        Cash used in investing activities in the thirteen week period ended May 31, 2008 was for purchases of property, plant and equipment—$149.9 million, the purchase of prescription files—$36.1 million and capitalizable acquisition costs of $0.1 million. Proceeds of $87.6 million from sale-leaseback transactions offset these expenditures.

        Cash used in financing activities was $357.7 million for the thirteen week periods ended May 30, 2009 and primarily relates to the reduction of borrowings on our revolving credit facility. Cash provided by financing activities was $195.6 million for the thirteen week period ending May 31, 2008 and was due to borrowings on our revolving credit facility to fund the negative cash flow from operations.

  Capital Expenditures

        During the thirteen week period ended May 30, 2009, we spent $44.3 million on capital expenditures, consisting of $25.8 million related to new store construction, store relocation and store remodel projects, $16.5 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $2.0 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $250 million during fiscal 2010, consisting of approximately 36% related to new store construction and store relocation, 11% related to store remodels, and 53% related to backstage, infrastructure and maintenance requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and planned improvements in our operating performance, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, sales of accounts receivable under our securitization agreements and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". This standard provides guidance on management's assessment of subsequent events, which are defined as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard also requires disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or available to be issued. SFAS No. 165 is effective for interim or annual fiscal periods ending after June 15, 2009. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. We are evaluating the impact that SFAS No. 166 will have on our financial position and results of operations, if any.

        In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. We are evaluating the impact that SFAS No. 167 will have on our financial position and results of operations, if any.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our fiscal 2009 10-K.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our fiscal 2009 10-K and in "Exhibit 99.1, Risk Factors and Summary of Amendments" to our Current Report on Form 8-K furnished to the SEC on June 8, 2009.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 30, 2009 (without giving effect to the Refinancing).

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value at 05/30/09
	(dollars in thousands)
Long-term debt, including current portion
Fixed Rate	2,066	11,303	215	214	190,924	3,217,719	3,422,441	2,296,055
Average Interest Rate	4.77%	8.11%	7.00%	7.00%	6.95%	9.01%	8.89%
Variable Rate	10,913	694,550	14,550	14,550	14,550	1,343,017	2,092,130	1,665,566
Average Interest Rate	3.06%	2.04%	3.06%	3.06%	3.06%	3.13%	2.77%
Totals	12,979	705,853	14,765	14,764	205,474	4,560,736	5,514,571	3,961,621

        After giving effect to the Refinancing transactions described elsewhere in this report, the aggregate annual principal payments of long-term debt for the remainder of fiscal 2010 and thereafter are as follows: 2010—$13.0 million; 2011—$25.9 million; 2012—$14.8 million; 2013—$14.8 million; 2014—$205.5 million and $5.5 billion in 2015 and thereafter.

        As of July 3, 2009, 33.4% of our total debt is exposed to fluctuations in variable interest rates.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        We entered into a memorandum of understanding to settle a class action lawsuit brought against us in the U.S. District Court for the Northern District of California for alleged violations of California wage-and-hour law on March 27, 2009. The plaintiff alleged that the Company improperly classified store managers in California as exempt under the law, making them ineligible for overtime wages. The plaintiff sought to require the Company to pay overtime wages to the class of more than 1,200 current and former store managers since May 9, 2001. Management believes that store managers were and are properly classified as exempt from the overtime provisions of California law. Under the terms of the settlement, we will resolve this lawsuit for $6.9 million, subject to court approval. Preliminary court approval of the settlement was granted in May 2009. We anticipate obtaining final court approval of the settlement in the fall of 2009.

ITEM 1A.    Risk Factors

        In addition to the amended and restated risk factor set forth below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed below, in "Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K", for the year ended February 28, 2009, and in "Exhibit 99.1, Risk Factors and Summary of Amendments" to our Current Report on Form 8-K furnished to the SEC on June 8, 2009, which could materially affect our business, financial condition or future results.

        We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely impact our ability to service debt or obtain additional financing if necessary.

        We had, as of May 30, 2009, $5.7 billion of outstanding indebtedness (not including $519.5 million of outstanding amounts under our accounts receivable securitization facilities) and negative stockholders' equity of $1.3 billion. We also had additional borrowing capacity under our then existing $1.75 billion senior secured revolving credit facility of approximately $901.8 billion, and subsequent to our Refinancing transactions in June 2009, had no borrowings outstanding under our new $1.0 billion revolving credit facility and outstanding borrowing capacity of approximately $686.0 million, net of letters of credit. Subsequent to our Refinancing, we also had additional borrowing capacity under our first lien accounts receivable securitization facility.

        Although our Refinancing has extended our debt maturities to September 2012 and beyond, other than our accounts receivable securitization facilities, our high level of indebtedness will continue to restrict our operations. Among other things, our indebtedness will:

  •
  limit our flexibility in planning for, or reacting to, changes in the market in which we compete;

  •
  place us at a competitive disadvantage relative to our competitors with less indebtedness;

  •
  render us more vulnerable to general adverse economic, regulatory and industry conditions; and

  •
  require us to dedicate a substantial portion of our cash flow to service our debt.

        Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to substantially improve our operating performance, which will be subject to general, economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot provide assurance that our business will generate sufficient cash flow from operations to fund our cash requirements and debt service obligations.

        We are in compliance with all New York Stock Exchange continued listing requirements. However, if we do not continue to maintain compliance with such requirements, our common stock may be delisted.

        On July 1, 2009, we were notified by the New York Stock Exchange (NYSE) that, as of July 1, 2009, we have regained compliance with the NYSE share price listing requirement. Accordingly, we do not intend to implement the reverse stock split as approved by our stockholders.

        We are in compliance with all NYSE listing rules, have actively been taking steps to maintain our listing and expect our efforts to maintain our NYSE listing will be successful. However, there can be no assurance that we will maintain compliance with the NYSE share price rule or other continued listing requirements. In the event of a delisting, holders of our 8.5% convertible notes due 2015 (the "8.5% Convertible Notes") could require us to repurchase their 8.5% Convertible Notes, which would result in a default under our senior credit facility and accounts receivable securitization facilities. Although there can be no assurance that we would be able to do so, we may seek to refinance or otherwise acquire the 8.5% Convertible Notes to avoid such a scenario.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the security holders during the thirteen week period ended May 30, 2009.

ITEM 5.    Other Information

        On June 30, we declared a stock dividend on all outstanding shares of our preferred stock, granted in additional shares of preferred stock. The impact of this dividend was to increase the value of our preferred stock outstanding by $4.3 million, with a corresponding decrease to additional paid in capital. We are now current on all dividends due under our preferred stock agreement.

ITEM 6.    Exhibits

        (a) The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated June 25, 2009	Filed herewith
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended Restated By-laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
3.9	Amendment to Sections 1, 3 and 4 of Article 4 of Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on December 21, 2000
4.1
	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999

Exhibit Numbers	Description	Incorporation By Reference To
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.6 to Form 10-Q, filed on July 12, 2007
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.8	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.9
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on July 12, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.10	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.11
	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on July 12, 2007
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.14	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.15	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on July 12, 2007
4.16
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N. A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.17
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.18
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.19
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.20	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.21	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.21 to Form 10-Q, filed on July 10, 2008
4.22
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's Senior Debt Securities	Exhibit 4.22 to Form 10-Q, filed on July 10, 2008
4.23
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.24
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
10.1
	Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.2	Refinancing Amendment No. 1, dated as of June 10, 2009, relating to the Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the subsidiary guarantors party thereto, the lender party thereto and Citicorp North America, Inc., as Administrative Agent	Exhibit 10.2 to Form 8-K, filed on June 11, 2009
10.3
	Registration Rights Agreement relating to the 9.750% Senior Secured Notes due 2016, dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors and Citigroup Global Markets Inc., Banc of America Securities LLC, and Wachovia Capital Markets, LLC as the Initial Purchasers of the 9.750% Notes	Exhibit 10.1 to Form 8-K, filed on June 16, 2009
10.4
	Refinancing Amendment No. 2, dated as of June 26, 2009, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, as amended on June 8, 2009, among Rite Aid Corporation, the subsidiary guarantors party thereto, the lenders party thereto, and Citicorp North America, Inc., as Administrative Agent and Collateral Processing Agent	Exhibit 10.1 to Form 8-K, filed on July 1, 2009
10.5
	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.6	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.7	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009
10.8
	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
11	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2009	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: July 8, 2009	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer