Form 10-Q
period 2009-08-29
RITE AID CORP
filed 2009-10-07
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2009
OR
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

        The registrant had 888,090,443 shares of its $1.00 par value common stock outstanding as of September 30, 2009.

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

  •
  general economic conditions (including the impact of continued high unemployment and changing consumer shopping behavior), inflation and interest rate movements;

  •
  our ability to improve the operating performance of our stores in accordance with our long term strategy;

  •
  our ability to realize same store sales growth;

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 (the "Fiscal 2009 10-K"), which we filed with the SEC on April 17, 2009, our Quarterly Report on Form 10-Q for the thirteen weeks ended May 30, 2009 (the "First Quarter 2010 10-Q"), which we filed on July 8, 2009, and our Current Report on Form 8-K which we furnished to the SEC on June 8, 2009. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	August 29, 2009	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$121,007	$152,035
Accounts receivable, net	621,336	526,742
Inventories, net of LIFO reserve of $776,007 and $746,467	3,423,956	3,509,494
Prepaid expenses and other current assets	98,342	176,661

Total current assets	4,264,641	4,364,932
Property, plant and equipment, net	2,460,790	2,587,356
Other intangibles, net	917,429	1,017,011
Other assets	409,818	357,241

Total assets	$8,052,678	$8,326,540

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$50,345	$40,683
Accounts payable	1,233,771	1,256,982
Accrued salaries, wages and other current liabilities	1,042,294	1,004,762

Total current liabilities	2,326,410	2,302,427
Long-term debt, less current maturities	5,712,547	5,801,230
Lease financing obligations, less current maturities	151,749	169,796
Other noncurrent liabilities	1,262,501	1,252,739

Total liabilities	9,453,207	9,526,192
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,478 and 1,435	147,836	143,498
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 887,951 and 886,113	887,951	886,113
Additional paid-in capital	4,270,496	4,265,211
Accumulated deficit	(6,667,143)	(6,452,696)
Accumulated other comprehensive loss	(39,670)	(41,779)

Total stockholders' deficit	(1,400,529)	(1,199,652)

Total liabilities and stockholders' deficit	$8,052,678	$8,326,540

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 29, 2009	August 30, 2008
Revenues	$6,321,870	$6,500,244
Costs and expenses:
Cost of goods sold	4,633,595	4,722,070
Selling, general and administrative expenses	1,645,913	1,780,631
Lease termination and impairment charges	28,752	51,825
Interest expense	128,828	118,565
Loss on debt modifications and retirements, net	993	36,197
(Gain) loss on sale of assets, net	(4,188)	7,607

	6,433,893	6,716,895

Loss before income taxes	(112,023)	(216,651)
Income tax expense	3,989	5,346

Net loss	$(116,012)	$(221,997)

Computation of loss attributable to common stockholders:
Net loss	$(116,012)	$(221,997)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(4,338)	(5,368)

Loss attributable to common stockholders—basic and diluted	$(120,376)	$(227,391)

Basic and diluted loss per share	$(0.14)	$(0.27)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008
Revenues	$12,853,048	$13,113,100
Costs and expenses:
Cost of goods sold	9,390,707	9,526,680
Selling, general and administrative expenses	3,356,585	3,573,605
Lease termination and impairment charges	95,738	88,087
Interest expense	238,306	236,805
Loss on debt modifications and retirements, net	993	39,905
(Gain) loss on sale of assets, net	(24,139)	12,947

	13,058,190	13,478,029

Loss from continuing operations before income taxes	(205,142)	(364,929)
Income tax expense	9,316	10,339

Loss from continuing operations	$(214,458)	$(375,268)
Loss from discontinued operations	—	(3,369)

Net loss	$(214,458)	$(378,637)

Computation of loss attributable to common stockholders:
Net loss	$(214,458)	$(378,637)
Accretion of redeemable preferred stock	(51)	(51)
Cumulative preferred stock dividends	(4,338)	(11,490)

Loss attributable to common stockholders—basic and diluted	$(218,847)	$(390,178)

Basic and diluted loss per share	$(0.25)	$(0.47)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-six Week Period Ended
	August 29, 2009	August 30, 2008
Operating activities:
Net loss	$(214,458)	$(378,637)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	271,760	295,942
Lease termination and impairment charges	95,738	88,087
LIFO charges	29,540	30,188
(Gain) loss on sale of assets, net	(24,139)	12,995
Stock-based compensation expense	12,509	16,203
Loss on debt modifications and retirements, net	993	39,905
Proceeds from insured loss	1,380	—
Changes in operating assets and liabilities:
Net (payments to) proceeds from accounts receivable securitization	(155,000)	65,000
Accounts receivable	56,886	7,745
Inventories	55,039	(95,194)
Accounts payable	37,003	16,971
Other assets and liabilities, net	43,491	(108,414)

Net cash provided by (used in) operating activities	210,742	(9,209)

Investing activities:
Payments for property, plant and equipment	(81,199)	(302,955)
Intangible assets acquired	(3,447)	(61,464)
Expenditures for business acquisition	—	(112)
Proceeds from sale-leaseback transactions	6,532	161,553
Proceeds from dispositions of assets and investments	35,698	18,629

Net cash used in investing activities	(42,416)	(184,349)

Financing activities:
Proceeds from issuance of long-term debt	906,604	898,764
Net (payments to) proceeds from revolver	(838,000)	164,000
Principal payments on long-term debt	(159,890)	(855,190)
Proceeds from financing secured by owned property	—	31,266
Change in zero balance cash accounts	(62,923)	20,060
Net proceeds from issuance of common stock	—	1,117
Payments for preferred stock dividends	—	(2,488)
Financing costs paid	(45,145)	(49,473)

Net cash (used in) provided by financing activities	(199,354)	208,056

(Decrease) increase in cash and cash equivalents	(31,028)	14,498
Cash and cash equivalents, beginning of period	152,035	155,762

Cash and cash equivalents, end of period	$121,007	$170,260

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $244 and $869, respectively)	$209,637	$235,265

Cash payments of income taxes, net of refunds	$1,190	$1,842

Equipment financed under capital leases	$185	$4,336

Equipment received for noncash consideration	$7,838	$22,232

Reduction in lease financing obligation	$13,161	$13,511

Preferred stock dividends paid in additional shares	$4,338	$9,002

Gross borrowings from revolver	$1,580,000	$2,775,000

Gross repayments to revolver	$2,418,000	$2,611,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 29, 2009 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2009 10-K.

2.    Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is still assessing the impact that SFAS No. 166 will have on its financial position and results of operations, but believes that it will be required to record its accounts receivable securitization facilities as secured borrowings.

        In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 to have a material impact on its financial position and results of operations.

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3.    Loss Per Share (Continued)

were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Numerator for loss per share:
Net loss	$(116,012)	$(221,997)	$(214,458)	$(378,637)
Accretion of redeemable preferred stock	(26)	(26)	(51)	(51)
Cumulative preferred stock dividends	(4,338)	(5,368)	(4,338)	(11,490)

Loss attributable to common stockholders, basic and diluted	$(120,376)	$(227,391)	$(218,847)	$(390,178)

Denominator:
Basic and diluted weighted average shares	880,683	837,913	880,179	830,499
Basic and diluted loss per share	$(0.14)	$(0.27)	$(0.25)	$(0.47)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of August 29, 2009 and August 30, 2008:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Stock options	82,304	60,652	82,304	60,652
Convertible preferred stock	26,879	65,203	26,879	65,203
Convertible debt	61,045	61,045	61,045	61,045

	170,228	186,900	170,228	186,900

        Also excluded from the computation of diluted loss per share as of August 29, 2009 and August 30, 2008 are restricted shares of 6,930 and 5,029 which are included in shares outstanding.

4.    Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Impairment charges	$2,010	$4,654	$5,494	$7,248
Store and equipment lease exit charges	26,742	47,171	90,244	80,839

	$28,752	$51,825	$95,738	$88,087

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4.    Lease Termination and Impairment Charges (Continued)

Impairment charges

        Impairment charges include non-cash charges of $2,010 and $4,654 for the thirteen week periods ended August 29, 2009 and August 30, 2008, for the impairment of long-lived assets at seven and 108 stores, respectively. Impairment charges include non-cash charges of $5,494 and $7,248 for the twenty-six week periods ended August 29, 2009 and August 30, 2008, for the impairment of long-lived assets at 30 and 138 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the stores or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

Store and equipment lease exit charges

        During the thirteen week periods ended August 29, 2009 and August 30, 2008, the Company recorded charges for 20 and 68 stores that were closed or relocated under long term leases in each respective period. During the twenty-six week periods ended August 29, 2009 and August 30, 2008, the Company recorded charges for 84 and 117 stores that were closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

        The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Balance—beginning of period	$426,056	$344,369	$381,411	$329,682
Provision for present value of noncancellable lease payments of closed stores	14,561	43,534	67,723	79,079
Changes in assumptions about future sublease income, terminations and changes in interest rates	5,710	2,220	15,174	(3,049)
Interest accretion	7,178	5,046	12,656	9,266
Cash payments, net of sublease income	(27,053)	(19,507)	(50,512)	(39,316)

Balance—end of period	$426,452	$375,662	$426,452	$375,662

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4.    Lease Termination and Impairment Charges (Continued)

        The Company's revenues and income before income taxes for the thirteen and twenty-six week periods ended August 29, 2009 and August 30, 2008 include results from stores that have been closed or are planned to be closed as of August 29, 2009. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Revenues	$16,044	$160,307	$74,527	$384,019
(Loss) income from operations	(869)	(20,797)	8,825	(41,680)

        Included in these stores' loss from operations for the thirteen week periods ended August 29, 2009 and August 30, 2008, are depreciation and amortization charges of $227 and $2,585; closed store inventory liquidation charges of $830 and $3,777, respectively. Also included in the loss from operations are gains on the sale of assets of $3,902 for the thirteen week period ended August 29, 2009 and losses from the sale of assets of $4,062 for the thirteen week period ended August 30, 2008. Included in these stores' income and loss from operations for the twenty-six week periods ended August 29, 2009 and August 30, 2008, are depreciation and amortization charges of $910 and $5,628 and closed store inventory liquidation charges of $3,778 and $5,284, respectively. Also included in the income or loss from operations are gains on the sale of assets of $26,525 for the twenty-six week period ended August 29, 2009 and losses from the sale of assets of $10,640 for the twenty-six week period ended August 30, 2008. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues. The amounts indicated above do not include the results of operations for stores closed related to discontinued operations.

        The Company is following the guidance in SFAS No. 157, "Fair Value Measurements" as it relates to nonfinancial assets and liabilities. SFAS No. 157 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4.    Lease Termination and Impairment Charges (Continued)

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of August 29, 2009 for which an impairment assessment was performed.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Long-lived assets held and used	$—	$558	$1,063	$1,621	$2,189
Long-lived assets held for sale	—	6,687	—	6,687	3,305

Total	$—	$7,245	$1,063	$8,308	$5,494

5.    Income Taxes

        The Company recorded an income tax expense from continuing operations of $3,989 and $5,346 for the thirteen week periods and $9,316 and $10,339 for the twenty-six week periods ended August 29, 2009 and August 30, 2008, respectively. The income tax expense for the thirteen and twenty-six week periods ended August 29, 2009 and August 30, 2008 is primarily attributable to the accrual of state and local taxes.

        Effective March 4, 2007, the Company adopted the provisions of FIN 48. The Company recognizes interest and penalties related to tax contingencies as income tax expense. As of August 29, 2009, and February 28, 2009 unrecognized tax benefits totaled $282,167 and $280,394, respectively. The Company recognized expense for net interest and penalties in connection with tax matters of $2,326 and $3,080 for the thirteen week periods and $4,630 and $5,529 for the twenty-six week periods ended August 29, 2009 and August 30, 2008, respectively. As of August 29, 2009 and February 28, 2009, the total amount of accrued income tax-related interest and penalties was $50,806 and $46,175, respectively.

        As of August 29, 2009 the Company had $261,159 of unrecognized tax benefits related to business combinations that would have been treated as an adjustment to the purchase price allocation if they had been recognized under SFAS 141. However, upon the adoption of SFAS 141(R) which applies to fiscal year 2010, changes in income tax uncertainties recorded in a business combination will be recorded in income tax expense and will no longer impact goodwill. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of August 29, 2009 the Company had a corresponding recoverable indemnification asset from Jean Coutu Group, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

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

        The valuation allowances as of August 29, 2009 and February 28, 2009 apply to the net deferred tax assets of the Company. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. Accordingly, the valuation allowance on federal and state net deferred tax assets was increased during the third and fourth quarters of 2009 related to the write-down of our remaining net Federal and State deferred tax assets. The Company maintained a valuation allowance against net deferred tax assets of $1,864,089 and $1,787,798 at August 29, 2009 and February 28, 2009, respectively.

6.    Discontinued Operations

        During the fourth quarter of fiscal 2008, the Company entered into agreements to sell the prescription files of 28 of its stores in the Las Vegas, Nevada area. The Company owned four of these stores and the remaining stores were leased. The Company has assigned the lease rights of 17 of these stores to other entities and closed the remaining leased stores. The Company has sold two of the owned stores and plans to sell the remaining two owned stores. The sale and transfer of the prescription files has been completed and the inventory at the stores has been liquidated.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6.    Discontinued Operations (Continued)

        The Company has presented the operating results of Las Vegas as a discontinued operation in the statement of operations for the twenty-six week period ended August 30, 2008. The following amounts have been segregated from continuing operations and included in discontinued operations:

Twenty-Six Week Period Ended
August 30, 2008
Revenues	$267
Costs and expenses:
Cost of goods sold	1,652
Selling, general and administrative expenses	1,936
Loss on sale of assets	48

Total costs and expenses	3,636

Loss from discontinued operations before income taxes	(3,369)
Income tax benefit	—

Net loss from discontinued operations	$(3,369)

        The assets and liabilities of the divested stores as of August 29, 2009 and February 28, 2009 are not significant and have not been segregated in the consolidated balance sheets.

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

        Under the terms of the First Lien Facility, the total amount of interests in receivables that can be transferred to the CPVs is $345,000. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur, at the discretion of the CPV's, on a weekly basis. At August 29, 2009 and February 28, 2009, the total outstanding receivables that have been transferred to CPVs were $175,000 and $330,000,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7.    Accounts Receivable (Continued)

respectively. The following table details receivable transfer activity for the thirteen and twenty-six week periods ended August 29, 2009 and August 30, 2008:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Average amount of outstanding receivables transferred	$193,407	$495,385	$223,571	$458,462
Total receivable transfers	$595,000	$1,721,000	$1,605,000	$3,344,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$720,000	$1,726,000	$1,760,000	$3,279,000

        The program fee under the First Lien Facility is LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee is 3.5% of the total facility commitment of $345,000. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended August 29, 2009 and August 30, 2008 were $4,510 and $4,645, respectively. Program and liquidity fees for the twenty-six week periods end August 29, 2009 and August 30, 2008 were $9,354 and $9,309, respectively.

        Rite Aid Corporation guarantees certain performance obligations of its affiliates under the First Lien Facility, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends January 2010 with the option to extend the commitment to September 2010. Should any of the CPVs fail to renew their commitment under the First Lien Facility, the Company has access to a backstop credit facility which expires in September 2010 to provide liquidity to the Company.

        Proceeds from the collections under the First Lien Facility are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and, (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to the Company's corporate concentration account. At August 29, 2009 and February 28, 2009, the Company had $1,015 and $1,801 of cash, respectively, that is restricted for the payment of trustee fees.

        On February 18, 2009, the Company issued a $225,000 second priority accounts receivable securitization term loan ("Second Lien Facility"). Net proceeds from the issuance of the Second Lien Facility were used to repay approximately $210,000 outstanding under the First Lien Facility and replace the borrowing availability that was decreased under the First Lien Facility as a result of a change to the Securitization Formula. The Second Lien Facility has a second priority interest in eligible third party receivables. This interest is subordinate to the interest of the CPV's and the securitization banks under the First Lien Facility.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7.    Accounts Receivable (Continued)

        The Second Lien Facility bears interest at a rate of either, at the Company's option, (a) a base rate equal to the higher of (i) Citibank's base rate, (ii) the federal funds rate plus 0.50% per annum or (iii) an adjusted LIBOR plus 1.0% per annum, in each case plus 11% (with a floor of 4%) or (b) LIBOR plus 12% with a LIBOR floor of 3%. The Second Lien Facility will mature on September 14, 2010 and can be voluntarily prepaid, at an amount equal to 100% of par plus accrued interest, at any time after August 18, 2009, subject to a 1% prepayment penalty for prepayments made more than six months prior to maturity of the Facility. Financing fees related to the Second Lien Facility for the thirteen and twenty-six week periods ended August 29, 2009 were $9,545 and $19,146, respectively and are recorded as a component of selling, general, and administrative expenses.

        The Company has determined that the transactions under the First Lien Facility and Second Lien Facility meet the criteria for sales treatment in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Additionally, the Company has determined that it does not hold a variable interest in the CPVs or in the lenders in the Second Lien Facility, pursuant to the guidance in FIN 46R, "Consolidation of Variable Interest Entities," and therefore has determined that the de-recognition of the transferred receivables is appropriate.

        At August 29, 2009 and February 28, 2009, the Company's interest in the third party pharmaceutical receivables is as follows:

	August 29, 2009	February 28, 2009
Third party pharmaceutical receivables	$928,057	$955,827
Allowance for uncollectible accounts	(33,180)	(31,421)

Net third party receivables	894,877	924,406
First lien facility	(175,000)	(330,000)
Second lien facility (net of discount of $4,480 and $6,621)	(220,520)	(218,379)

Net retained interest	$499,357	$376,027

8.    Sale Leaseback Transactions

        During the twenty-six week period ended August 29, 2009, the Company sold a total of two owned properties to independent third parties. Net proceeds from these sales were $6,532. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 years. The Company accounted for all of these leases as operating leases. A gain on the sale of these stores of $5,301 was deferred and is being recorded over the minimum term of these leases.

        During the twenty-six week period ended August 30, 2008, the Company sold a total of 72 owned stores to independent third parties. Net proceeds from these sales were $192,819. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

8.    Sale Leaseback Transactions (Continued)

minimum lease terms of 20 years. The Company accounted for 64 of these leases as operating leases and eight were initially being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Gains on these transactions of $3,777 have been deferred and are being recorded over the related minimum lease terms. Losses of $411 which relate to certain stores in these transactions were recorded as losses on the sale of assets. Subsequent to August 30, 2008, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on three of the eight leases. Therefore, these leases are now accounted for as operating leases.

9.    Assets to Be Disposed Of

        During the thirteen-week period ended August 29, 2009, the Company placed its Bohemia, New York distribution center facility for sale and has therefore classified this property as an asset to be disposed of. The total carrying amount of assets to be disposed of included in property, plant and equipment at August 29, 2009 and February 28, 2009 was $50,906 and $33,386, respectively.

10.    Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as August 29, 2009 and February 28, 2009.

	August 29, 2009			February 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$680,641	$(296,044)	11 years	$693,455	$(279,806)	11 years
Prescription files	1,202,663	(669,831)	7 years	1,209,268	(605,906)	7 years

Total	$1,883,304	$(965,875)		$1,902,723	$(885,712)

        Also included in other non-current liabilities as of August 29, 2009 and February 28, 2009 are unfavorable lease intangibles with a net carrying amount of $113,512 and $124,053 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities for the thirteen and twenty-six week periods ended August 29, 2009 was $45,869 and $94,797 respectively. Amortization expense for these intangible assets and liabilities for the thirteen and twenty-six week periods ended August 30, 2008 was $49,185 and $101,066 respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2010—$178,447; 2011—$163,138; 2012—$130,129; 2013—$105,541 and 2014—$80,027.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

11.    Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at August 29, 2009 and February 28, 2009:

	August 29, 2009	February 28, 2009
Secured Debt:
Senior secured revolving credit facility due September 2010	$—	$838,000
Senior secured credit facility term loan due September 2010	—	145,000
Senior secured revolving credit facility due September 2012	—	—
Senior secured credit facility term loan due June 2014	1,091,188	1,096,713
Senior secured credit facility term loan due June 2014 ($347,375 and $349,125 face value less unamortized discount of $28,592 and $31,549)	318,783	317,576
Senior secured credit facility term loan due June 2015 ($525,000 face value less unamortized discount of $20,391)	504,609	—
9.75% senior secured notes (first lien) due June 2016 ($410,000 face value less unamortized discount of $7,220)	402,780	—
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $38,246, and $41,011)	431,754	428,989
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
Other secured	4,104	4,194

	3,253,218	3,330,472
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $4,401, and $4,754)	405,599	405,246
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $10,082, and $10,732)	799,918	799,268

	1,705,517	1,704,514
Unsecured Debt:
8.125% notes due May 2010	11,117	11,117
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	158,000	158,000
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	782,905	782,905
Lease financing obligations	173,001	193,818

Total debt	5,914,641	6,011,709
Current maturities of long-term debt and lease financing obligations	(50,345)	(40,683)

Long-term debt and lease financing obligations, less current maturities	$5,864,296	$5,971,026

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

11.    Indebtedness and Credit Agreements (Continued)

Refinancing Transactions

        In June 2009, the Company repaid all borrowings outstanding under its revolving credit facility due September 2010 and cancelled all of its commitments thereunder. The Company also paid all borrowings due under its $145,000 Tranche 1 Term Loan due September 2010. The Company financed these repayments with borrowings under a new $1,000,000 revolving credit facility due September 2012, the issuance of a $525,000 Tranche 4 term loan due June 2015 and the issuance of $410,000 of new 9.75% Senior Secured Notes (first lien) due June 2016 (the "Refinancing"). The terms of the Company's senior secured credit facility were amended to permit the Refinancing. The amendments to the senior secured credit facility also provide additional flexibility to refinance the Company's accounts receivable securitization facilities. The Company incurred fees of $45,145 to consummate the Refinancing, which is being deferred and amortized over the terms of the related debt instruments.

Credit Facility

        As of August 29, 2009, the Company has a $1,000,000 revolving credit facility. Borrowings under the revolving credit facility bear interest at LIBOR plus 4.50% (with a minimum LIBOR of 3.00%), if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 3.50% (with a minimum base rate of 4.00%). After November 30, 2009, the interest rate can fluctuate between LIBOR plus 4.25% and LIBOR plus 4.75%, based upon the amount of revolver availability, as defined in the senior secured credit facility. The Company is required to pay fees of 1.00% per annum, and, following the second fiscal quarter after the effective date of the new revolver, between 0.75% and 1.00% per annum on the daily unused amount of the new revolving credit facility, depending on the amount of revolver availability. Amounts drawn under the new revolving credit facility become due and payable in September 2012.

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of inventory and prescription files. At August 29, 2009, the Company had no borrowings outstanding under the revolving credit facility. At August 29, 2009, the Company had letters of credit outstanding against the revolving credit facility of $187,770. The Company had additional borrowing capacity of $734,405 under the revolving credit facility as of August 29, 2009.

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

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

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility and the 9.75% senior secured notes due 2016 are secured by a senior lien on, among other things the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The 7.5% senior secured notes due 2015 and the 10.375% senior secured notes due 2016 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and the 9.75% senior secured notes, and are secured on a second priority basis by the same collateral as the senior secured credit facility. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are also guaranteed by substantially all of the same subsidiaries on an unsecured basis.

        The subsidiary guarantees related to the Company's senior secured credit facility and secured notes and on an unsecured basis the guaranteed indentures are full and unconditional and joint and several,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

11.    Indebtedness and Credit Agreements (Continued)

and there are no restrictions on the ability of the parent to obtain funds from its subsidiaries. Also, the Company has no independent assets or operations, and subsidiaries not guaranteeing the credit facility and applicable indentures are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of August 29, 2009, the amount of additional secured and unsecured debt that could be incurred under these indentures is $1,065,320, although the Company's outstanding indentures limit the amount that can be secured on a senior basis.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2010 and thereafter are as follows: 2010—$9,299; 2011—$29,789; 2012—$20,015; 2013—$20,014; 2014—$210,724 and $5,451,799 in 2015 and thereafter.

12.    Financial Instruments

        The carrying amounts and fair values of financial instruments at August 29, 2009 and February 28, 2009 are listed as follows:

	August 29, 2009		February 28, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,914,580	$1,767,398	$2,397,288	$1,674,069
Fixed rate indebtedness	$3,827,060	$2,994,665	$3,420,603	$1,076,476

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

12.    Financial Instruments (Continued)

Long-term indebtedness:

        The fair values of long-term indebtedness are estimated based on the quoted market prices of the financial instruments. If quoted market prices were not available, the Company estimated the fair value based on the quoted market price of a financial instrument with similar characteristics.

13. Stock Options and Stock Awards

        Effective March 5, 2006, the Company adopted SFAS No. 123 (R), "Share-Based Payment" using the modified prospective transition method. Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Total share-based compensation expense for the twenty-six week periods ended August 29, 2009 and August 30, 2008 was $12,509 and $16,203, respectively.

        The total number and type of grants and the related weighted average fair value for the twenty-six week periods ended August 29, 2009 and August 30, 2008 are as follows:

	August 29, 2009		August 30, 2008
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	14,843	$0.78	125	$1.12
Stock awards granted	3,085	$1.24	125	$1.94

Total awards	17,928		250

        Stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Non-employee director options granted vest, and are subsequently exercisable in equal annual installments over a three-year period. Stock awards granted vest in equal annual installments over a three-year period.

        The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008
Expected stock price volatility	76%	45%
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	3.2%
Expected option life	5.5 years	5.3 years

        As of August 29, 2009, there was $24,659 of total unrecognized pre-tax compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.6 years. As of August 29, 2009, there was $11,866 of total unrecognized

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

13. Stock Options and Stock Awards (Continued)

pre-tax compensation costs related to unvested restricted stock grants, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 1.5 years.

14.    Retirement Plans

        Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 29, 2009 and August 30, 2008, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Service cost	$698	$771	$13	$10	$1,395	$1,542	$27	$25
Interest cost	1,500	1,454	283	275	3,000	2,908	565	600
Expected return on plan assets	(751)	(1,345)	—	—	(1,501)	(2,690)	—	—
Amortization of unrecognized prior service cost	215	249	—	—	430	498	—	—
Amortization of unrecognized net loss	839	108	—	3	1,678	216	—	10

Net pension expense	$2,501	$1,237	$296	$288	$5,002	$2,474	$592	$635

        During the thirteen and twenty-six week periods ended August 29, 2009 the Company contributed $378 and $784, respectively, to the Nonqualified Executive Retirement Plan. During the thirteen week period ended August 29, 2009 the company contributed $1,000 to the Defined Benefit Pension Plan. During the remainder of fiscal 2010, the Company expects to contribute $2,000 to the Defined Benefit Pension Plan and $784 to the Nonqualified Executive Retirement Plans.

15.    Commitments and Contingencies

        The Company entered into a memorandum of understanding to settle a class action lawsuit brought against it in the U.S. District Court for the Northern District of California for alleged violations of California wage-and-hour law on March 27, 2009. The plaintiff alleged that the Company improperly classified store managers in California as exempt under the law, making them ineligible for overtime wages. The plaintiff sought to require the Company to pay overtime wages to the class of more than 1,200 current and former store managers since May 9, 2001. Management believes that store managers were and are properly classified as exempt from the overtime provisions of California law. Under the terms of the settlement, the Company will resolve this lawsuit for $6.9 million, subject to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2009 and August 30, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

15.    Commitments and Contingencies (Continued)

court approval. Preliminary court approval of the settlement was granted in May 2009. Management anticipates obtaining final court approval of the settlement in the fall of 2009.

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

16.    Subsequent Events

        In accordance with SFAS No. 165, "Subsequent Events", the Company's management has evaluated subsequent events through October 7, 2009, which is the date that the Company's condensed consolidated financial statements were filed. No material subsequent events have occurred since August 29, 2009 that required recognition or disclosure in these financial statements.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended August 29, 2009 was $116.0 million compared to the net loss of $222.0 million for the thirteen week period ended August 30, 2008. Revenues decreased during the quarter due to store closures and decreases in front-end same store sales, driven by the continued recessionary environment partially offset by an increase in pharmacy same store sales. Gross margins decreased during the quarter due primarily to reductions in pharmacy reimbursement rates that were not fully offset by the benefits of new generic drug introductions and lower generic acquisition costs and a higher mix of promotional front-end sales. Interest expense increased due to the impact of the Refinancing (as hereinafter defined). These items were more than offset by an improvement in selling, general and administrative expense ("SG&A") as a percent of revenues, a decrease in lease termination and impairment charges, a gain on sale of assets versus a loss in the prior year period, and debt modification charges incurred in the prior year quarter due to the early tender of certain bonds. These items are described in further detail in the following sections.

        Net loss for the twenty-six week period ended August 29, 2009 was $214.5 million compared to the net loss of $378.6 million for the twenty-six week period August 30, 2008. Revenues decreased due to store closures and decreases in front-end same store sales, driven by the continued recessionary environment, including the impact of high unemployment. Gross margins decreased, due primarily to reductions in pharmacy reimbursement rates that were not fully offset by the benefits of new generic drug introductions and lower generic acquisition costs and a higher mix of promotional front-end sales. These items were more than offset by an improvement in SG&A expense as a percent of revenues, gain on sale of assets, which included the sale of twelve stores in California and Idaho versus a loss in the prior year period, and debt modification charges incurred in the prior year due to the early tender of certain bonds. These items are described in further detail in the following sections.

        We expect our front-end sales to continue to be pressured during the remainder of fiscal 2010 due to the current economic environment, which is causing consumers to spend less on non-essential items and be more aggressive about searching for promotional sales. We expect our pharmacy gross margin to be lower than the prior year for the remainder of fiscal 2010 due to continued reimbursement rate pressures, fewer new generics and the impact of the recently implemented AWP cost adjustments on our Medicaid business. We expect continued improvements in our SG&A costs as a percent of sales to somewhat mitigate these factors.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
	(dollars in thousands)
Revenues	$6,321,870	$6,500,244	$12,853,048	$13,113,100
Revenue (decline) growth	(2.7)%	(1.1)%	(2.0)%	19.2%
Same store sales (decline) growth	(1.1)%	0.6%	(0.3)%	1.0%
Pharmacy sales (decline) growth	(0.9)%	(2.4)%	(0.6)%	20.4%
Same store pharmacy sales growth	0.8%	0.0%	1.2%	0.5%
Pharmacy sales as a % of total sales	68.1%	66.9%	68.2%	67.2%
Third party sales as a % of total pharmacy sales	96.3%	96.4%	96.3%	96.3%
Front-end sales (decline) growth	(6.4)%	0.2%	(4.8)%	15.1%
Same store front-end sales (decline) growth	(4.9)%	1.9%	(3.2)%	1.8%
Front-end sales as a % of total sales	31.9%	33.1%	31.8%	32.8%
Store data:
Total stores (beginning of period)	4,825	5,004	4,901	5,059
New stores	3	8	13	13
Store acquisitions, net	0	1	0	9
Closed stores	(16)	(83)	(102)	(151)
Total stores (end of period)	4,812	4,930	4,812	4,930
Relocated stores	10	17	27	23
Remodeled stores	1	22	4	59

  Revenues

        Revenues declined 2.7% and 1.1% in the thirteen week periods ended August 29, 2009 and August 30, 2008, respectively. Revenues declined 2.0% and increased 19.2% in the twenty-six week periods ended August 29, 2009 and August 30, 2008, respectively. Revenue declines in the thirteen and twenty-six week periods ended August 29, 2009 were driven by a reduction in the store base and a decline in same store sales. The increase in revenues for the twenty-six week period ended August 30, 2008 was driven by the acquisition of the Brooks Eckerd stores on June 4, 2007.

        Pharmacy same store sales increased by 0.8% and 1.2% in the thirteen and twenty-six week periods ended August 29, 2009. Same store prescription growth was 1.4% and 1.8% in the thirteen and twenty-six week periods ended August 29, 2009. Our script growth was positively impacted by the growth of our Rx Savings Card program, the benefit of grassroots marketing initiatives in our high-volume front-end/low-volume pharmacy stores, our automated refill reminder program and growth in our courtesy refill program. The impact of the increase in prescription count on our same store pharmacy sales was partially offset by an increase in generic sales and reductions in pharmacy reimbursement rates.

        Front-end same store sales decreased by 4.9% and 3.2% in the thirteen and twenty-six week periods ended August 29, 2009. The decrease was due to weakness in the overall economic environment.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

  Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
	(dollars in thousands)
Cost of goods sold	$4,633,595	$4,722,070	$9,390,707	$9,526,680
Gross profit	1,688,275	1,778,174	3,462,341	3,586,420
Gross margin rate	26.7%	27.4%	26.9%	27.3%
Selling, general and administrative expenses	1,645,913	1,780,631	3,356,585	3,573,605
Selling, general and administrative expenses as a percentage of revenues	26.0%	27.4%	26.1%	27.3%
Lease termination and impairment charges	28,752	51,825	95,738	88,087
Interest expense	128,828	118,565	238,306	236,805

  Cost of Goods Sold

        Gross margin was 26.7% for the thirteen week period ended August 29, 2009 compared to 27.4% for the thirteen week period ended August 30, 2008. Pharmacy margin declined due to reductions in reimbursement rates that were not fully offset by the benefit of new generic drug introductions and lower generic acquisition costs. Front-end gross margin was worse, as improvements in shrink and lower returns costs were more than offset by a higher mix of promotional sales.

        Gross margin rate was 26.9% for the twenty-six week period ended August 29, 2009 compared to 27.3% for the twenty-six week period ended August 30, 2008. Pharmacy margin declined due to reductions in reimbursement rates that were not fully offset by the benefit of new generic drug introductions and lower generic acquisition costs. Front-end gross margin was worse, as improvements in shrink and lower returns costs were more than offset by a higher mix of promotional sales.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $14.8 million and

$29.5 million for the thirteen and twenty-six week periods ended August 29, 2009 versus LIFO charges of $15.1 million and $30.2 million for the thirteen and twenty-six week periods ended August 30, 2008.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 26.0% in the thirteen week period ended August 29, 2009 compared to 27.4% in the thirteen week period ended August 30, 2008. SG&A as a percentage of revenues was 26.1% in the twenty-six week period ended August 29, 2009 compared to 27.3% in the twenty-six week period ended August 30, 2008. SG&A in the comparable periods last year included integration expenses incurred in connection with the Brooks Eckerd acquisition. Additionally, the decrease in SG&A as a percentage of revenues is also due to a decrease in salaries and benefit costs due to better labor control and reductions in store field controllable and corporate administrative expenses resulting from our various efforts to reduce costs.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
	(dollars in thousands)
Impairment charges	$2,010	$4,654	$5,494	$7,248
Store and equipment lease exit charges	26,742	47,171	90,244	80,839

	$28,752	$51,825	$95,738	$88,087

        Impairment Charges:    Impairment charges include non-cash charges of $2.0 million and $4.7 million in the thirteen week periods ended August 29, 2009 and August 30, 2008, respectively, for the impairment of long-lived assets at seven and 108 stores, respectively. Impairment charges include non-cash charges of $5.5 million and $7.2 million for the twenty-six week periods ended August 29, 2009 and August 30, 2008, respectively, for the impairment of long-lived assets at 30 and 138 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

        Store and Equipment Lease Exit Charges:    During the thirteen week periods ended August 29, 2009 and August 30, 2008, we recorded charges for 20 and 68 stores, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended August 29, 2009 and August 30, 2008, we recorded charges for 84 and 117 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The decrease in store and equipment lease exit charges in the thirteen week period ended August 29, 2009 is due to a decrease in the number of stores for which closing charges were recorded. The increase in store and equipment lease exit charges in the twenty-six week period ended August 29, 2009 is due to the impact of adjustments to sub-tenant income recovery assumptions in the current period.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        Interest expense was $128.8 million and $238.3 million for the thirteen and twenty-six week periods ended August 29, 2009, compared to $118.6 million and $236.8 million for the thirteen and twenty-six week periods ended August 30, 2008. The increase in interest expense in the thirteen weeks ended August 29, 2009 is due to higher cost debt incurred as part of our June 2009 refinancing. The increase in interest expense in the twenty-six weeks ended August 29, 2009 is due to higher cost debt incurred as part of our June 2009 refinancing, offset somewhat by lower LIBOR rates and decreased borrowings under the revolving credit facility in the current period. The weighted average interest rates on our indebtedness for the twenty-six week period ended August 29, 2009 and August 30, 2008 were 6.8% and 7.0%, respectively.

  Income Taxes

        We recorded an income tax expense of $4.0 million and $5.3 million for the thirteen week periods and $9.3 million and $10.3 million for the twenty-six week periods ended August 29, 2009 and August 30, 2008, respectively. The expense for income taxes for the thirteen and twenty-six week periods ended August 29, 2009 and August 30, 2008 is primarily attributable to the accrual of state and local taxes.

        As of August 29, 2009 the total amount of unrecognized tax benefits related to business combinations that would have been recorded as an adjustment to goodwill and not impact the effective tax rate in a future period was $261.2 million under SFAS 141. However, upon the adoption of SFAS 141(R) which applies to our fiscal year 2010, changes in income tax uncertainties recorded in a business combination will be recorded in income tax expense and will no longer impact goodwill. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against our net deferred tax assets. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect the change to have a significant impact on the results of operations or the financial position of our company.

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

Liquidity and Capital Resources

  General

        We have four primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) the sale of accounts receivable under our receivable securitization agreements and (iv) the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to fund capital expenditures and to provide funds for the prepayment of debt. Our liquidity at August 29, 2009, which includes amounts available under our revolving credit facility and our accounts receivable securitization agreements, was $822.3 million.

  Refinancing

        In June 2009, we repaid all borrowings outstanding under our revolving credit facility due September 2010 and cancelled all of our $1.75 billion of commitments thereunder. We also paid all borrowings due under our $145.0 million Tranche 1 Term Loan due September 2010. We financed these repayments with borrowings under a new $1.0 billion revolving credit facility due September 2012, the issuance of a $525.0 million Tranche 4 term loan due June 2015 and the issuance of $410.0 million of new 9.75% senior secured notes due June 2016 (the "Refinancing"). The terms of our senior secured credit facility were amended to permit the Refinancing and provided additional flexibility to refinance the accounts receivable securitization facilities. We incurred fees of $45.1 million to consummate the Refinancing, which will be deferred and amortized over the terms of the related debt instruments.

  Credit Facility

        Our senior secured credit facility includes a $1.0 billion revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 4.50% (with a minimum LIBOR of 3.00%), if we choose to make LIBOR borrowings, or at Citibank's base rate plus 3.50% (with a minimum base rate of 4.00%). The interest rate can fluctuate based upon the amount of revolver availability as defined in the senior credit facility. We were required to pay fees of 1.00% per annum and following the second fiscal quarter after the effective date of the new revolver, between 0.75% and 1.00% per annum on the daily unused amount of the revolving credit facility. Amounts drawn under this credit facility become due and payable in September 2012.

        Our ability to borrow under the revolving credit facility was based upon a specified borrowing base consisting of inventory and prescription files. At August 29, 2009, we had no borrowings outstanding under the revolving credit facility. At August 29, 2009, we had letters of credit outstanding against the revolving credit facility of $187.8 million. We had additional borrowing capacity of $734.4 million under the revolving credit facility as of August 29, 2009, which reflected the outstanding letters of credit as well as limitations based on our available borrowing base.

        On June 4, 2007, we amended our senior secured credit facility to establish a senior secured term loan in the aggregate principal amount of $1,105.0 million and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loans") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 2 Term Loans may also be required.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014 and for the voluntary repurchase of debt with a maturity after June 4, 2014 if we maintain availability on the revolving credit facility of at least $100.0 million. The amendments to the senior secured credit facility that were implemented as part of the Refinancing allow us greater flexibility to refinance our other indebtedness, including our accounts receivable securitization facilities.

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

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of August 29, 2009, the amount of additional secured and unsecured debt that could be incurred under these indentures is $1.1 billion.

  Sale Leaseback Transactions

        During the twenty-six week period ended August 29, 2009 we sold a total of two owned stores to independent third parties. Net proceeds from these sales were $6.5 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 years. We accounted for both of these leases as operating leases. Gains on these transactions of $5.3 million have been deferred and are being recorded over the related minimum lease terms.

        During the twenty-six week period ended August 30, 2008 we sold a total of 72 owned stores to independent third parties. Net proceeds from these sales were $192.8 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 64 of these leases as operating leases and eight were initially being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. Gains on these transactions of $3.8 million have been deferred and are being recorded over the related minimum lease terms. Subsequent to August 30, 2008, the clause that allowed the buyer to force us to repurchase the properties lapsed on three of the eight leases. Therefore, these leases are now accounted for as operating leases.

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

        Under the terms of the First Lien Facility, the total amount of interest in receivables that can be transferred to the CPVs is $345.0 million as of August 29, 2009. The amount of transferred receivables outstanding at any one time is dependent upon a formula that takes into account such factors as default history, obligor concentrations and potential dilution ("Securitization Formula"). Adjustments to this amount can occur, at the discretion of the CPVs, on a weekly basis. At August 29, 2009 and February 28, 2009, the total outstanding receivables that have been transferred to CPVs were $175.0 million and $330.0 million, respectively. The following table details receivable transfer activity for the thirteen and twenty-six week periods ended August 29, 2009 and August 30, 2008:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
	(in thousands)
Average amount of outstanding receivables transferred	$193,407	$495,385	$223,571	$458,462
Total receivable transfers	$595,000	$1,721,000	$1,605,000	$3,344,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$720,000	$1,726,000	$1,760,000	$3,279,000

        The program fee under the First Lien Facility is LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee is 3.5% of the total facility commitment of $345.0 million. The program and the liquidity fees are recorded as a component of selling, general, and administrative expenses. Program and liquidity fees for the thirteen weeks ended August 29, 2009 and August 30, 2008 were $4.5 million and $4.6 million, respectively. Program and liquidity fees for the twenty-six weeks ended August 29, 2009 and August 30, 2008 were $9.4 million and $9.3 million, respectively.

        Rite Aid Corporation guarantees certain performance obligations of our affiliates under the First Lien Facility, which includes the continued servicing of such receivables, but does not guarantee the collectibility of the receivables and obligor creditworthiness. The CPVs have a commitment to purchase that ends January 2010 with the option to extend the commitment to September 2010. Should any of the CPVs fail to renew their commitment under the First Lien Facility, we have access to a backstop credit facility which expires in September 2010 to provide liquidity to the Company. We are also considering alternatives to refinance one or both of our accounts receivable securitization facilities.

        Proceeds from the collections under the First Lien Facility are submitted to an independent trustee on a daily basis. The trustee withholds any cash necessary to (1) fund amounts owed to the CPVs as a result of such collections and (2) fund the CPVs when the Securitization Formula indicates a lesser amount of outstanding receivables transferred is warranted. The remaining collections are swept to our corporate concentration account. At August 29, 2009 and February 28, 2009, we had $1.0 million and $1.8 million of cash, respectively, that was restricted for the payment of trustee fees.

        On February 18, 2009, we issued a $225.0 million second priority accounts receivable securitization term loan (the "Second Lien Facility"). Net proceeds from the issuance of the Second Lien Facility were used to repay approximately $210.0 million outstanding under our First Lien Facility and replace the borrowing availability that was decreased under the First Lien Facility as a result of a change to the Securitization Formula. The Second Lien Facility has a second priority interest in eligible third party receivables. This interest is subordinate to the interest of the CPV's and the securitization banks under the First Lien Facility.

        The Second Lien Facility bears interest at a rate of either, at our option, (a) a base rate equal to the higher of (i) Citibank's base rate, (ii) the federal funds rate plus 0.50% per annum or (iii) an adjusted LIBOR plus 1.0% per annum, in each case plus 11% (with a floor of 4%) or (b) LIBOR plus 12% with a LIBOR floor of 3%. The Second Lien Facility will mature on September 14, 2010 and can be voluntarily prepaid, at an amount equal to 100% of par plus accrued interest, at any time after August 18, 2009, subject to a 1% prepayment penalty for prepayments made more than six months prior to maturity of the facility. Financing fees related to the Second Lien Facility for the thirteen and twenty-six week period ended August 29, 2009 were $9.5 million and $19.1 million, respectively.

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

        At August 29, 2009 and February 28, 2009, our interest in the third party pharmaceutical receivables is as follows (in thousands):

	August 29, 2009	February 28, 2009
Third party pharmaceutical receivables	$928,057	$955,827
Allowance for uncollectible accounts	(33,180)	(31,421)

Net third party receivables	894,877	924,406
First lien facility	(175,000)	(330,000)
Second lien facility (net of discount of $4,480 and $6,621)	(220,520)	(218,379)

Net retained interest	$499,357	$376,027

        As of August 29, 2009, we had no material off balance sheet arrangements, other than the receivables securitization agreements described above and operating leases.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $210.7 million and cash flow used in operating activities was $9.2 million in the twenty-six week periods ended August 29, 2009 and August 30, 2008, respectively. Cash flow was positively impacted by improved operating results, a reduction in inventory, which is a result of management's efforts to reduce excess inventory and a decrease in purchasing volume, and the timing of rent and interest payments. Operating cash flow was also positively impacted by a reduction in accounts receivable due to timing of payments from third party agencies, offset by the repayments on our accounts receivable securitization facility. The use of cash from operations during the twenty-six week period ended August 30, 2008 was primarily due to increases in seasonal inventory build and a decrease in other liabilities, due largely to closed store and interest payments.

        Cash used in investing activities was $42.4 million and $184.3 million for the twenty-six week periods ended August 29, 2009 and August 30, 2008, respectively. Cash used for the purchase of property plant equipment and prescription files is significantly lower than prior year due to the reduction in planned capital expenditures in fiscal 2010. Offsetting cash expenditures in the twenty-six week period ended August 29, 2009 are proceeds from the disposition of assets of $35.7 million.

        Cash used in financing activities was $199.4 million and provided $208.1 million for the twenty-six week periods ended August 29, 2009 and August 30, 2008, respectively. Cash used in financing activities for the twenty-six weeks ended August 29, 2009 was primarily due to the reduction of borrowings on our revolving credit facility and the payment of financing fees in connection with the refinancing of our bank debt. Cash provided by financing activities for the twenty-six week period ended August 30, 2008 was due to borrowings on our revolving credit facility to fund our seasonal inventory build and costs incurred for the refinancing of our secured note indentures.

  Capital Expenditures

        During the twenty-six week period ended August 29, 2009, we spent $84.6 million on capital expenditures, consisting of $47.3 million related to new store construction, store relocation and store remodel projects, $33.8 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $3.5 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $250 million during fiscal 2010, consisting of approximately 33% related to new store construction and store relocation, 10% related to store remodels, and 57% related to script file purchases, infrastructure and maintenance requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

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

Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. We are still assessing the impact that SFAS No. 166 will have on our financial position and results of operations but believe that we will be required to record the accounts receivable securitization facilities as secured borrowings.

        In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. We do not expect the adoption of SFAS No. 167 to have a material impact on our financial position and results of operations.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our fiscal 2009 10-K.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Fiscal 2009 10-K, in our First Quarter 2010 10-Q, and our Current Report on Form 8-K which we furnished to the SEC on June 8, 2009.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 29, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value at 08/29/09
	(dollars in thousands)
Long-term debt, including current portion
Fixed rate	$2,024	$11,301	$215	$214	$190,924	$3,622,382	$3,827,060	$2,994,665
Average Interest Rate	4.73%	8.11%	7.00%	7.00%	6.95%	9.10%	8.99%
Variable Rate	$7,275	$18,488	$19,800	$19,800	$19,800	$1,829,417	$1,914,580	$1,767,398
Average Interest Rate	2.98%	4.37%	4.71%	4.71%	4.71%	4.87%	4.85%

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2010 and thereafter are as follows: 2010—$9.3 million; 2011—$29.8 million; 2012—$20.0 million; 2013—$20.0 million; 2014—$210.7 million and $5.5 billion in 2015 and thereafter.

        As of September 30, 2009, 33.3% of our total debt is exposed to fluctuations in variable interest rates.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Not applicable.

ITEM 1A.    Risk Factors

        Refer to "Part I, Item 1A, Risk Factors" in our Annual Report on Form 10-K, for the year ended February 28, 2009, in our Quarterly Report on Form 10-Q for the thirteen week period ended May 30, 2009, and our Current Report on Form 8-K which we furnished to the SEC on June 8, 2009.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        On June 25, 2009, we held our 2009 Annual Meeting of Stockholders. At the 2009 Annual Meeting, our stockholders elected five directors to hold office until the 2010 Annual Meeting of Stockholders and until their respective successors are elected and qualified, by the following votes:

Common and LGP Preferred Stock
Joseph B. Anderson, Jr.	For: 772,762,710	Against: 50,545,020	Withheld: 7,059,928
Michel Coutu	For: 769,755,658	Against: 52,080,904	Withheld: 8,531,096
James L. Donald	For: 712,434,044	Against: 111,169,323	Withheld: 6,764,291
John T. Standley	For: 780,440,738	Against: 42,946,565	Withheld: 6,980,355
Marcy Syms	For: 776,241,720	Against: 47,145,104	Withheld: 6,908,834

        The 26,090,728 LGP preferred stockholders votes were all for the election of the five directors listed above.

        The following directors continue to hold office until their terms expire in 2010; Mary F. Sammons, Andre Belzile, David R. Jessick and Philip G. Satre, and until their terms expire in 2011; Francois J. Coutu, Robert G. Miller, Michael N. Regan and Dennis Wood.

        At the 2009 Annual Meeting, our stockholders approved the appointment of Deloitte & Touche LLP as auditors for the year ended February 27, 2010. The votes were 804,228,873 for and 21,990,755 against, with 4,148,030 being withheld. The 26,090,728 LGP preferred stockholders votes were all for the appointment of Deloitte & Touche LLP.

        At the 2009 Annual Meeting, our stockholders approved the proposal to amend our Restated Certificate of Incorporation to declassify our Board of Directors. The votes were 781,384,358 for and 41,175,942 against, with 7,807,358 being withheld. The 26,090,728 LGP preferred stockholders votes were all for the declassification of our Board of Directors. Additionally, our stockholders rejected the proposal to provide stockholders the opportunity at each annual meeting of stockholders to vote on an advisory resolution to ratify the compensation of the named executive officers set forth in the proxy statement. The votes were 119,318,232 for and 354,204,240 against, with 10,754, 739 being withheld. The 26,090,728 LGP preferred stockholders votes were against the advisory resolution to ratify the compensation of the named executive officers set forth in the proxy statement.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

        (a)    The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended Restated By-laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
3.9	Amendment to Sections 1, 3 and 4 of Article 4 of Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on December 21, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.6 to Form 10-Q, filed on July 12, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.7	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.8	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.9
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on July 12, 2007
4.10
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.11
	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on July 12, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.13	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.14	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.15
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on July 12, 2007
4.16
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N. A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.17
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.18	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.19
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.20
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.21	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.21 to Form 10-Q, filed on July 10, 2008
4.22
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's Senior Debt Securities	Exhibit 4.22 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.23	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.24
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
10.1
	Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 11, 2009
10.2
	Refinancing Amendment No. 1, dated as of June 10, 2009, relating to the Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the subsidiary guarantors party thereto, the lender party thereto and Citicorp North America, Inc., as Administrative Agent	Exhibit 10.2 to Form 8-K, filed on June 11, 2009
10.3
	Registration Rights Agreement relating to the 9.750% Senior Secured Notes due 2016, dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors and Citigroup Global Markets Inc., Banc of America Securities LLC, and Wachovia Capital Markets, LLC as the Initial Purchasers of the 9.750% Notes	Exhibit 10.1 to Form 8-K, filed on June 16, 2009
10.4
	Refinancing Amendment No. 2, dated as of June 26, 2009, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, as amended on June 8, 2009, among Rite Aid Corporation, the subsidiary guarantors party thereto, the lenders party thereto, and Citicorp North America, Inc., as Administrative Agent and Collateral Processing Agent	Exhibit 10.1 to Form 8-K, filed on July 1, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.5	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.6	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009
10.7	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009
10.8
	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
11	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 7, 2009	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: October 7, 2009	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer