Form 10-Q
period 2009-11-28
RITE AID CORP
filed 2010-01-06
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2009
OR
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

        The registrant had 887,743,035 shares of its $1.00 par value common stock outstanding as of December 30, 2009.

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

  •
  changes in state or federal legislation or regulations, and the impact of healthcare reform;

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 28, 2009	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$156,629	$152,035
Accounts receivable, net	1,082,188	526,742
Inventories, net of LIFO reserve of $790,777 and $746,467	3,575,767	3,509,494
Prepaid expenses and other current assets	100,991	176,661

Total current assets	4,915,575	4,364,932
Property, plant and equipment, net	2,390,051	2,587,356
Other intangibles, net	872,428	1,017,011
Other assets	419,878	357,241

Total assets	$8,597,932	$8,326,540

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$51,148	$40,683
Accounts payable	1,341,955	1,256,982
Accrued salaries, wages and other current liabilities	1,085,394	1,004,762

Total current liabilities	2,478,497	2,302,427
Long-term debt, less current maturities	6,232,129	5,801,230
Lease financing obligations, less current maturities	138,366	169,796
Other noncurrent liabilities	1,227,091	1,252,739

Total liabilities	10,076,083	9,526,192
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,501 and 1,435	150,053	143,498
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 887,777 and 886,113	887,777	886,113
Additional paid-in capital	4,273,878	4,265,211
Accumulated deficit	(6,751,005)	(6,452,696)
Accumulated other comprehensive loss	(38,855)	(41,779)

Total stockholders' deficit	(1,478,151)	(1,199,652)

Total liabilities and stockholders' deficit	$8,597,932	$8,326,540

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 28, 2009	November 29, 2008
Revenues	$6,352,283	$6,468,601
Costs and expenses:
Cost of goods sold	4,665,871	4,743,089
Selling, general and administrative expenses	1,605,213	1,711,873
Lease termination and impairment charges	35,072	101,635
Interest expense	135,770	126,615
Gain on sale of assets, net	(1,459)	(1,008)

	6,440,467	6,682,204

Loss before income taxes	(88,184)	(213,603)
Income tax (benefit) expense	(4,322)	29,522

Net loss	$(83,862)	$(243,125)

Computation of loss attributable to common stockholders:
Net loss	$(83,862)	$(243,125)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(2,218)	(5,591)

Loss attributable to common stockholders—basic and diluted	$(86,106)	$(248,742)

Basic and diluted loss per share	$(0.10)	$(0.30)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008
Revenues	$19,205,331	$19,581,701
Costs and expenses:
Cost of goods sold	14,056,578	14,269,769
Selling, general and administrative expenses	4,961,798	5,285,478
Lease termination and impairment charges	130,810	189,722
Interest expense	374,076	363,420
Loss on debt modifications and retirements, net	993	39,905
(Gain) loss on sale of assets, net	(25,598)	11,939

	19,498,657	20,160,233

Loss from continuing operations before income taxes	(293,326)	(578,532)
Income tax expense	4,994	39,861

Loss from continuing operations	$(298,320)	$(618,393)
Loss from discontinued operations	—	(3,369)

Net loss	$(298,320)	$(621,762)

Computation of loss attributable to common stockholders:
Net loss	$(298,320)	$(621,762)
Accretion of redeemable preferred stock	(77)	(77)
Cumulative preferred stock dividends	(6,556)	(17,081)

Loss attributable to common stockholders—basic and diluted	$(304,953)	$(638,920)

Basic and diluted loss per share	$(0.35)	$(0.77)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008
Operating activities:
Net loss	$(298,320)	$(621,762)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	404,307	441,349
Lease termination and impairment charges	130,810	189,722
LIFO charges	44,310	90,000
(Gain) loss on sale of assets, net	(25,598)	11,987
Stock-based compensation expense	18,335	25,921
Loss on debt modifications and retirements, net	993	39,905
Changes in deferred taxes	—	27,055
Proceeds from insured loss	1,380	—
Changes in operating assets and liabilities:
Net (payments to) proceeds from accounts receivable securitization	(555,000)	110,000
Accounts receivable	(8,446)	(36,916)
Inventories	(111,301)	(182,038)
Accounts payable	128,646	(52,264)
Other assets and liabilities, net	45,575	(7,827)

Net cash (used in) provided by operating activities	(224,309)	35,132

Investing activities:
Payments for property, plant and equipment	(124,541)	(401,460)
Intangible assets acquired	(5,661)	(75,454)
Expenditures for business acquisition	—	(112)
Proceeds from sale-leaseback transactions	6,532	161,553
Proceeds from dispositions of assets and investments	39,208	22,904

Net cash used in investing activities	(84,462)	(292,569)

Financing activities:
Proceeds from issuance of long-term debt	1,303,307	900,629
Net (payments to) proceeds from revolver	(714,000)	297,000
Principal payments on long-term debt	(167,174)	(862,162)
Proceeds from financing secured by owned property	—	31,266
Change in zero balance cash accounts	(49,475)	(64,376)
Net proceeds from issuance of common stock	30	1,117
Payments for preferred stock dividends	—	(3,466)
Financing costs paid	(59,323)	(49,473)

Net cash provided by financing activities	313,365	250,535

Increase (decrease) in cash and cash equivalents	4,594	(6,902)
Cash and cash equivalents, beginning of period	152,035	155,762

Cash and cash equivalents, end of period	$156,629	$148,860

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $610 and $1,248, respectively)	$300,103	$303,334

Cash payments of income taxes, net of refunds	$2,645	$2,776

Equipment financed under capital leases	$185	$7,813

Equipment received for noncash consideration	$9,450	$23,878

Reduction in lease financing obligation	$24,002	$17,021

Preferred stock dividends paid in additional shares	$6,556	$13,615

Gross borrowings from revolver	$2,299,000	$4,128,000

Gross repayments to revolver	$3,013,000	$3,831,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 28, 2009 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2009 10-K.

2.    Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", to be included in ASC 860, "Transfers and Servicing." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in ASC 860, "Transfers and Servicing." This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. As a result of the refinancing of its first and second lien receivables securitization facilities, which is discussed further in Note 7, the Company expects the adoption of SFAS No. 166 to have no impact on its financial position and results of operations.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3.    Loss Per Share (Continued)

were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Numerator for loss per share:
Net loss	$(83,862)	$(243,125)	$(298,320)	$(621,762)
Accretion of redeemable preferred stock	(26)	(26)	(77)	(77)
Cumulative preferred stock dividends	(2,218)	(5,591)	(6,556)	(17,081)

Loss attributable to common stockholders, basic and diluted	$(86,106)	$(248,742)	$(304,953)	$(638,920)

Denominator:
Basic and diluted weighted average shares	881,371	840,554	880,577	833,855
Basic and diluted loss per share	$(0.10)	$(0.30)	$(0.35)	$(0.77)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of November 28, 2009 and November 29, 2008:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Stock options	79,385	72,190	79,385	72,190
Convertible preferred stock	27,283	52,376	27,283	52,376
Convertible debt	61,045	61,045	61,045	61,045

	167,713	185,611	167,713	185,611

        Also excluded from the computation of diluted loss per share as of November 28, 2009 and November 29, 2008 are unvested restricted shares of 6,212 and 6,876 which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4.    Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Impairment charges	$11,847	$67,588	$17,341	$74,853
Facility and equipment lease exit charges	23,225	34,047	113,469	114,869

	$35,072	$101,635	$130,810	$189,722

Impairment charges

        Impairment charges include non-cash charges of $11,847 and $67,588 for the thirteen week periods ended November 28, 2009 and November 29, 2008, for the impairment of long-lived assets at 29 stores and one distribution center facility and 406 stores, respectively. Impairment charges include non-cash charges of $17,341 and $74,853 for the thirty-nine week periods ended November 28, 2009 and November 29, 2008, for the impairment of long-lived assets at 59 stores and one distribution center facility and 544 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the stores or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable. During the thirteen week period ended November 29, 2008, a broader impairment review was triggered by the increased severity of the economic turmoil and weakening U.S. economy, which had a negative impact on the performance relating to a certain number of stores. The broader impairment analysis led to an additional charge for the thirteen week period ended November 29, 2008 of $59,200.

Facility and equipment lease exit charges

        During the thirteen week periods ended November 28, 2009 and November 29, 2008, the Company recorded charges for 10 stores and two distribution center facilities and 29 stores that were closed or relocated under long term leases in each respective period. During the thirty-nine week periods ended November 28, 2009 and November 29, 2008, the Company recorded charges for 94 stores and two distribution center facilities and 146 stores that were closed or relocated under long term leases in each respective period. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, "Exit or Disposal Cost Obligations." The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4.    Lease Termination and Impairment Charges (Continued)

        The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Balance—beginning of period	$426,451	$375,662	$381,411	$329,682
Provision for present value of noncancellable lease payments of closed stores	4,931	15,097	72,653	94,176
Changes in assumptions about future sublease income, terminations and changes in interest rates	11,387	14,282	26,562	11,233
Interest accretion	7,056	5,327	19,712	14,593
Cash payments, net of sublease income	(27,391)	(21,635)	(77,904)	(60,951)

Balance—end of period	$422,434	$388,733	$422,434	$388,733

        The Company's revenues and income before income taxes for the thirteen and thirty-nine week periods ended November 28, 2009 and November 29, 2008 include results from stores that have been closed or are planned to be closed as of November 28, 2009. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Revenues	$28,740	$139,491	$149,858	$573,334
(Loss) income from operations	(2,534)	(11,384)	4,926	(63,876)

        Included in these stores' loss from operations for the thirteen week periods ended November 28, 2009 and November 29, 2008, are depreciation and amortization charges of $655 and $2,486 and closed store inventory liquidation charges of $647 and $1,894, respectively. Also included in the loss from operations are gains on the sale of assets of $2,597 for the thirteen week period ended November 28, 2009 and losses from the sale of assets of $1,083 for the thirteen week period ended November 29, 2008. Included in these stores' loss or income from operations for the thirty-nine week periods ended November 28, 2009 and November 29, 2008, are depreciation and amortization charges of $2,822 and $9,602 and closed store inventory liquidation charges of $4,321 and $8,611, respectively. Also included in the loss or income from operations are gains on the sale of assets of $29,286 for the thirty-nine week period ended November 28, 2009 and losses from the sale of assets of $15,832 for the thirty-nine week period ended November 29, 2008. Loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4.    Lease Termination and Impairment Charges (Continued)

revenues. The amounts indicated above do not include the results of operations for stores closed related to discontinued operations.

        The Company is following the guidance in ASC 820, "Fair Value Measurements and Disclosures" as it relates to nonfinancial assets and liabilities. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

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

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of November 28, 2009 for which an impairment assessment was performed.

					Total Losses
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Thirteen Week Period Ended November 28, 2009	Thirty-nine Week Period Ended November 28, 2009
Long-lived assets held and used	$—	$558	$1,231	$1,789	$2,931	$5,120
Long-lived assets held for sale	—	13,227	—	13,227	8,916	12,221

Total	$—	$13,785	$1,231	$15,016	$11,847	$17,341

5.    Income Taxes

        The Company recorded an income tax benefit from continuing operations of $4,322 and an income tax expense from continuing operations of $29,522 for the thirteen week periods ended November 28, 2009 and November 29, 2008 and income tax expense from continuing operations of $4,994 and $39,861 for the thirty-nine week periods ended November 28, 2009 and November 29, 2008, respectively. The provision for income taxes for the thirteen and thirty-nine week periods ended November 28, 2009 is attributable to state and local income taxes offset by a benefit of $6,382 for recoverable income tax resulting from federal legislation enacted during the thirteen week period ended November 28, 2009. The income tax expense for the thirteen and thirty-nine week periods ended November 29, 2008 is primarily attributable to the increase of the valuation allowance on previously recorded federal and state net deferred tax assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

5.    Income Taxes (Continued)

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of November 28, 2009 the Company had a corresponding recoverable indemnification asset of $137,054 from Jean Coutu Group, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2004. However, any net operating losses that were generated in these closed years may be subject to adjustment by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax return for Brooks Eckerd for fiscal years 2004, 2005, 2006, 2007 and the two day tax return for fiscal year 2007. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from 2003.

        The valuation allowances as of November 28, 2009 and February 28, 2009 apply to the net deferred tax assets of the Company. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to ASC 740, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The valuation allowance on federal and state net deferred tax assets was increased during the third and fourth quarters of fiscal 2009 related to the write-down of our remaining net Federal and State deferred tax assets. The Company maintained a valuation allowance against net deferred tax assets of $1,889,696 and $1,787,798 at November 28, 2009 and February 28, 2009, respectively.

6.    Discontinued Operations

        During the fourth quarter of fiscal 2008, the Company entered into agreements to sell the prescription files of 28 of its stores in the Las Vegas, Nevada area. The Company owned four of these stores and the remaining stores were leased. The Company assigned the lease rights of 17 of these stores to other entities and closed the remaining leased stores. The Company sold two of the owned stores and plans to sell the remaining two owned stores. The sale and transfer of the prescription files has been completed and the inventory at the stores has been liquidated.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6.    Discontinued Operations (Continued)

        The Company has presented the operating results of Las Vegas as a discontinued operation in the statement of operations for the thirty-nine week period ended November 29, 2008. The following amounts have been segregated from continuing operations and included in discontinued operations:

Thirty-Nine Week Period Ended
November 29, 2008
Revenues	$267
Costs and expenses:
Cost of goods sold	1,652
Selling, general and administrative expenses	1,936
Loss on sale of assets	48

Total costs and expenses	3,636

Loss from discontinued operations before income taxes	(3,369)
Income tax benefit	—

Net loss from discontinued operations	$(3,369)

        The assets and liabilities of the divested stores as of November 28, 2009 and February 28, 2009 are not significant and have not been segregated in the consolidated balance sheet.

7.    Accounts Receivable

        Until October 26, 2009, the Company maintained securitization agreements (the "First Lien Facility") with several multi-seller asset-backed commercial paper vehicles ("CPVs"). Under the terms of the First Lien Facility, the Company sold substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity ("SPE") and retained servicing responsibility. The SPE then transferred an interest in these receivables to various CPVs. The Company also maintained a $225,000 second priority accounts receivable securitization term loan (the "Second Lien Facility").

        On October 26, 2009, the Company terminated both accounts receivable securitization facilities and replaced them with senior secured notes, increased borrowing capacity under the Company's existing senior secured revolving credit facility and an increase in borrowings under an existing senior secured term loan. The new borrowings are discussed in more detail in Note 10. As part of this refinancing, the Company incurred a prepayment penalty of $2,250 in relation to the Second Lien Facility and recognized $3,822 of unamortized discount related to the Second Lien Facility. These charges are recorded as a component of selling, general, and administrative expenses.

        At October 26, 2009, prior to the termination of the First Lien Facility, the total outstanding receivables that had been transferred to CPV's were $250,000. At February 28, 2009, the total outstanding receivables that had been transferred to CPVs were $330,000.

        The table below details receivable transfer activity for the thirteen and thirty-nine week periods ended November 28, 2009 and November 29, 2008. Note that for the thirteen week period ended

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7.    Accounts Receivable (Continued)

November 28, 2009, receivables securitization activity is reflected through October 26, 2009, the date of the termination of the securitization facilities.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Average amount of outstanding receivables transferred	$235,776	$512,363	$226,521	$476,429
Total receivable transfers	$577,000	$1,950,000	$2,240,000	$5,294,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$502,000	$1,905,000	$2,320,000	$5,184,000

        The program fee under the First Lien Facility was LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee was 3.5% of the total facility commitment of $345,000. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended November 28, 2009 and November 29, 2008 were $2,626 and $7,613, respectively. Program and liquidity fees for the thirty-nine week periods ended November 28, 2009 and November 29, 2008 were $11,980 and $16,921, respectively.

        Financing fees related to the Second Lien Facility for the thirteen and thirty-nine week periods ended November 28, 2009 were $5,735 and $24,882, respectively and are recorded as a component of selling, general, and administrative expenses.

        At February 28, 2009, the Company's interest in the third party pharmaceutical receivables was as follows:

February 28, 2009
Third party pharmaceutical receivables	$955,827
Allowance for uncollectible accounts	(31,421)

Net third party receivables	924,406
First lien facility	(330,000)
Second lien facility (net of discount of $6,621)	(218,379)

Net retained interest	$376,027

8.    Sale Leaseback Transactions

        During the thirty-nine week period ended November 28, 2009, the Company sold a total of two owned properties to independent third parties. Net proceeds from these sales were $6,532. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 years. The Company accounted for both of these leases as operating leases. A gain on the sale of these stores of $5,301 was deferred and is being recorded over the minimum term of these leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

8.    Sale Leaseback Transactions (Continued)

        During the thirty-nine week period ended November 29, 2008, the Company sold a total of 72 owned stores to independent third parties. Net proceeds from these sales were $192,819. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. The Company accounted for 64 of these leases as operating leases and eight were initially being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Gains on these transactions of $3,777 have been deferred and are being recorded over the related minimum lease terms. Losses of $411 which relate to certain stores in these transactions were recorded as losses on the sale of assets. Subsequent to November 29, 2008, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on five of the eight leases. Therefore, these leases are now accounted for as operating leases.

9.    Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as November 28, 2009 and February 28, 2009.

	November 28, 2009			February 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$678,125	$(306,742)	11 years	$693,455	$(279,806)	11 years
Prescription files	1,203,474	(702,429)	7 years	1,209,268	(605,906)	7 years

Total	$1,881,599	$(1,009,171)		$1,902,723	$(885,712)

        Also included in other non-current liabilities as of November 28, 2009 and February 28, 2009 are unfavorable lease intangibles with a net carrying amount of $110,235 and $124,053 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities for the thirteen and thirty-nine week periods ended November 28, 2009 was $45,307 and $140,104 respectively. Amortization expense for these intangible assets and liabilities for the thirteen and thirty-nine week periods ended November 29, 2008 was $50,691 and $151,756, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2010—$180,001; 2011—$165,965; 2012—$132,412; 2013—$107,247 and 2014—$81,237.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

10.    Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at November 28, 2009 and February 28, 2009:

	November 28, 2009	February 28, 2009
Secured Debt:
Senior secured revolving credit facility due September 2010	$—	$838,000
Senior secured credit facility term loan due September 2010	—	145,000
Senior secured revolving credit facility due September 2012	124,000	—
Senior secured credit facility term loan due June 2014	1,088,425	1,096,713
Senior secured credit facility term loan due June 2014 ($346,500 and $349,125 face value less unamortized discount of $27,113 and $31,549)	319,387	317,576
Senior secured credit facility term loan due June 2015 ($650,000 face value less unamortized net discount of $15,783)	634,217	—
9.75% senior secured notes (first lien) due June 2016 ($410,000 face value less unamortized discount of $6,956)	403,044	—
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $36,864 and $41,011)	433,136	428,989
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $2,030)	267,970	—
Other secured	4,056	4,194

	3,774,235	3,330,472
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $4,225 and $4,754)	405,775	405,246
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $9,756, and $10,732)	800,244	799,268

	1,706,019	1,704,514
Unsecured Debt:
8.125% notes due May 2010	11,117	11,117
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	158,000	158,000
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	782,905	782,905
Lease financing obligations	158,484	193,818

Total debt	6,421,643	6,011,709
Current maturities of long-term debt and lease financing obligations	(51,148)	(40,683)

Long-term debt and lease financing obligations, less current maturities	$6,370,495	$5,971,026

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

10.    Indebtedness and Credit Agreements (Continued)

Refinancing Transactions

        In October 2009, the Company refinanced its existing first and second lien accounts receivable securitization facilities due September 2010 (the "Refinancing"). The Refinancing consisted of the issuance of $270,000 of new 10.25% Senior Secured Notes due 2019, commitments to increase the maximum borrowing capacity under the Company's existing senior secured revolving credit facility from $1,000,000 to $1,175,000, and an increase in the borrowings under the existing $525,000 Tranche 4 term loan due June 2015 by $125,000 to $650,000. The Company incurred fees of $14,177 to consummate the Refinancing. As a result of the Refinancing, the Company terminated the first and second lien accounts receivable securitization facilities and increased its accounts receivable and debt outstanding as of November 28, 2009.

Credit Facility

        As of November 28, 2009, the Company has a $1,175,000 revolving credit facility. Borrowings under the revolving credit facility bear interest at LIBOR plus 4.50% (with a minimum LIBOR of 3.00%), if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 3.50% (with a minimum base rate of 4.00%). After November 30, 2009, the interest rate can fluctuate between LIBOR plus 4.25% and LIBOR plus 4.75%, based upon the amount of revolver availability, as defined in the senior secured credit facility. The Company is required to pay fees of 1.00% per annum, and, after November 30, 2009, between 0.75% and 1.00% per annum on the daily unused amount of the new revolving credit facility, depending on the amount of revolver availability. Amounts drawn under the new revolving credit facility become due and payable in September 2012.

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 28, 2009, the Company had $124,000 outstanding under the revolving credit facility. At November 28, 2009, the Company had letters of credit outstanding against the revolving credit facility of $169,040, which reduces the amount of borrowing capacity under the revolving credit facility. The Company had additional borrowing capacity of $881,960 under the revolving credit facility as of November 28, 2009.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

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

        In June 2009, the Company issued a new senior secured term loan (the "Tranche 4 Term Loan") of $525,000 under the Company's existing secured credit facility. In October 2009, the Company issued an additional $125,000 under the Tranche 4 Term Loan as part of the Refinancing. The Tranche 4 Term Loan matures on June 10, 2015 and bears interest at a rate per annum equal to, at the Company's option, either (a) an adjusted LIBOR rate (with a LIBOR floor of 3.00% per annum) plus 6.50% or (b) Citibank's base rate (with a floor of 4.00% per annum) plus 5.50%. The Company must make mandatory prepayments of the Tranche 4 Term Loan with the proceeds of certain asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company's borrowing base under the senior secured credit facility, prepayment of the Tranche 4 Term Loan may also be required.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

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

Other Indebtedness

        In October 2009, the Company issued $270,000 of 10.25% senior secured notes due October 15, 2019. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility and the 9.75% senior secured notes due 2016. The guarantees are secured by shared second priority liens with holders of the 10.375% senior secured notes due 2016 and 7.5% senior secured notes due 2017. The indenture that governs the 10.25% notes contains covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 10.25% senior secured notes due October 2019 were issued at 99.2% of par.

        In June 2009, the Company issued $410,000 of 9.75% senior secured notes due June 12, 2016. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility and the second lien notes. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility. The indenture that governs the 9.75% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders in the mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 9.75% senior secured notes due June 2016 were issued at 98.2% of par.

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility and the 9.75% senior secured notes due 2016 are secured by a senior lien on, among other things the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The 7.5% senior secured notes due 2017, the 10.375% senior secured notes due 2016, and the 10.25% senior secured notes due 2019 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and the 9.75% senior secured notes, and are secured on a second priority basis by the same collateral as the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

10.    Indebtedness and Credit Agreements (Continued)

senior secured credit facility and the 9.75% senior secured notes due 2016. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are also guaranteed by all of the same subsidiaries on an unsecured basis.

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

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of November 28, 2009, the amount of additional secured and unsecured debt that could be incurred under these indentures is $989,744, although the Company's outstanding indentures limit the amount that can be secured on a senior basis. To the extent that the Company borrows additional amounts under its revolving credit facility, this amount would be reduced.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2010 and thereafter are as follows: 2010—$5,613; 2011—$30,726; 2012—$21,265; 2013—$145,264; 2014—$211,974 and $5,848,317 in 2015 and thereafter.

11.    Financial Instruments

        The carrying amounts and fair values of financial instruments at November 28, 2009 and February 28, 2009 are listed as follows:

	November 28, 2009		February 28, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$2,166,029	$1,997,907	$2,397,288	$1,674,069
Fixed rate indebtedness	$4,097,130	$3,576,545	$3,420,603	$1,076,476

        Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

11.    Financial Instruments (Continued)

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

12.    Stock Options and Stock Awards

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Total share-based compensation expense for the thirty-nine week periods ended November 28, 2009 and November 29, 2008 was $18,335 and $25,921, respectively.

        The total number and type of grants and the related weighted average fair value for the thirty-nine week periods ended November 28, 2009 and November 29, 2008 are as follows:

	November 28, 2009		November 29, 2008
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	15,112	$0.79	13,483	$0.44
Stock awards granted	3,289	$1.28	2,607	$0.95

Total awards	18,401		16,090

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

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

12.    Stock Options and Stock Awards (Continued)

        The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-nine Week Period Ended
	November 28, 2009	November 29, 2008
Expected stock price volatility	76%	50%
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	2.9%
Expected option life	5.49 years	5.25 years

        As of November 28, 2009, there was $21,856 of total unrecognized pre-tax compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.4 years. As of November 28, 2009, there was $9,545 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 1.4 years.

13.    Retirement Plans

        Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended November 28, 2009 and November 29, 2008, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Service cost	$557	$572	$14	$13	$1,952	$2,114	$41	$38
Interest cost	1,525	1,397	282	300	4,525	4,305	847	900
Expected return on plan assets	(328)	(1,289)	—	—	(1,829)	(3,979)	—	—
Amortization of unrecognized prior service cost	216	250	—	—	646	748	—	—
Amortization of unrecognized net loss	600	30	—	5	2,278	246	—	15

Net pension expense	$2,570	$960	$296	$318	$7,572	$3,434	$888	$953

        During the thirteen and thirty-nine week periods ended November 28, 2009, the Company contributed $406 and $1,190, respectively, to the Nonqualified Executive Retirement Plan. During the thirteen and thirty-nine week periods ended November 28, 2009, the Company contributed $1,001 and $2,001, respectively, to the Defined Benefit Pension Plan. During the remainder of fiscal 2010, the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2009 and November 29, 2008

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

13.    Retirement Plans (Continued)

Company expects to contribute $680 to the Defined Benefit Pension Plan and $378 to the Nonqualified Executive Retirement Plans.

14.    Commitments and Contingencies

        As previously disclosed, the Company entered into a memorandum of understanding to settle a class action lawsuit brought against it in the U.S. District Court for the Northern District of California (the "Court") for alleged violations of California wage-and-hour law on March 27, 2009. The plaintiff alleged that the Company improperly classified store managers in California as exempt under the law, making them ineligible for overtime wages. The plaintiff sought to require the Company to pay overtime wages to the class of more than 1,200 current and former store managers since May 9, 2001. In November 2009, the Court granted final approval of the $6,900 settlement by the Company, ending the litigation.

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

15.    Subsequent Events

        In accordance with ASC 855, "Subsequent Events," the Company's management has evaluated subsequent events through January 6, 2010, which is the date that the Company's condensed consolidated financial statements were filed. No material subsequent events have occurred since November 28, 2009 that required recognition or disclosure in these financial statements.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended November 28, 2009 was $83.9 million compared to the net loss of $243.1 million for the thirteen week period ended November 29, 2008. Revenues decreased during the quarter due to store closures and decreases in front-end same store sales partially offset by an increase in pharmacy same store sales. Pharmacy gross margins decreased during the quarter due to continued reductions in pharmacy reimbursement rates, that we were unable to fully offset with generic product cost improvements and the benefit of new generics. Front-end gross margins decreased due to a higher mix of promotional sales and lower inventory cost capitalization, partially offset by lower LIFO charges. Interest expense increased due to an increase in interest expense brought about by the June 2009 refinancing. These items were more than offset by an improvement in selling, general and administrative expenses ("SG&A") as a percent of revenues, a decrease in lease termination and impairment charges and a reduction in income tax expense. These items are described in further detail in the following sections.

        Net loss for the thirty-nine week period ended November 28, 2009 was $298.3 million compared to the net loss of $621.8 million for the thirty-nine week period November 29, 2008. Revenues decreased due to store closures and decreases in front-end same store sales partially offset by an increase in pharmacy same store sales. Pharmacy gross margins decreased due to continued reductions in pharmacy reimbursement rates, that we were unable to fully offset with generic product cost improvements and the benefit of new generics. Front-end gross margins decreased due to a higher mix of promotional sales, partially offset by lower LIFO charges. These items were more than offset by an improvement in SG&A as a percent of revenues, a decrease in lease termination and impairment charges, gain on sale of assets, which included the sale of twelve stores in California and Idaho versus a loss in the prior year, debt modification charges incurred in the prior year due to the early tender of certain bonds and a reduction in income tax expense. These items are described in further detail in the following sections.

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

Recent Developments

        On December 10, 2009, we entered into an amendment to our supply agreement with McKesson Corporation. The agreement continues to require us to purchase from McKesson, subject to certain exceptions, all of our required brand name prescription drugs, as well as some generic prescription drugs, for warehouse delivery. The agreement also requires us to purchase from McKesson, subject to certain exceptions, all of our required prescription drugs for direct to store delivery. The amendment to the supply agreement extends the term of the agreement to April 1, 2013.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
	(dollars in thousands)
Revenues	$6,352,283	$6,468,601	$19,205,331	$19,581,701
Revenue (decline) growth	(1.8)%	(0.5)%	(1.9)%	11.9%
Same store sales (decline) growth	(0.5)%	1.4%	(0.3)%	1.1%
Pharmacy sales (decline) growth	(0.9)%	(1.4)%	(0.7)%	12.1%
Same store pharmacy sales growth	0.4%	1.0%	0.9%	0.7%
Pharmacy sales as a % of total sales	68.6%	67.9%	68.3%	67.5%
Third party sales as a % of total pharmacy sales	96.2%	96.4%	96.2%	96.3%
Front-end sales (decline) growth	(3.8)%	0.4%	(4.4)%	9.9%
Same store front-end sales (decline) growth	(2.5)%	2.3%	(3.0)%	2.0%
Front-end sales as a % of total sales	31.4%	32.1%	31.7%	32.5%
Store data:
Total stores (beginning of period)	4,812	4,930	4,901	5,059
New stores	3	13	16	26
Store acquisitions, net	—	—	—	9
Closed stores	(14)	(29)	(116)	(180)
Total stores (end of period)	4,801	4,914	4,801	4,914
Relocated stores	13	23	40	46
Remodeled stores	3	11	7	70

  Revenues

        Revenues declined 1.8% and 0.5% in the thirteen week periods ended November 28, 2009 and November 29, 2008, respectively. Revenues declined 1.9% and increased 11.9% in the thirty-nine week periods ended November 28, 2009 and November 29, 2008, respectively. Revenue declines in the thirteen and thirty-nine week periods ended November 28, 2009 were driven by a reduction in the store base and a decline in front-end same store sales. The increase in revenues for the thirty-nine week period ended November 29, 2008 was driven by the acquisition of the Brooks Eckerd stores on June 4, 2007.

        Pharmacy same store sales increased by 0.4% and 0.9% in the thirteen and thirty-nine week periods ended November 28, 2009. Same store prescription growth was 1.5% and 1.7% in the thirteen and thirty-nine week periods ended November 28, 2009. Our script growth was positively impacted by the growth of our Rx Savings Card program, the benefit of grassroots marketing initiatives in our high-volume front-end/low-volume pharmacy stores and growth in our automated refill reminder program and other prescription compliance programs. The impact of the increase in prescription count on our same store pharmacy sales was partially offset by an increase in generic sales and reductions in pharmacy reimbursement rates.

        Front-end same store sales decreased by 2.5% and 3.0% in the thirteen and thirty-nine week periods ended November 28, 2009. The decrease was due to weakness in the overall economic environment and its impact on consumer shopping behavior. We expect front-end sales to be pressured during the remainder of fiscal 2010.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

  Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
	(dollars in thousands)
Cost of goods sold	$4,665,871	$4,743,089	$14,056,578	$14,269,769
Gross profit	1,686,412	1,725,512	5,148,753	5,311,932
Gross margin rate	26.6%	26.7%	26.8%	27.1%
Selling, general and administrative expenses	1,605,213	1,711,873	4,961,798	5,285,478
Selling, general and administrative expenses as a percentage of revenues	25.3%	26.5%	25.8%	27.0%
Lease termination and impairment charges	35,072	101,635	130,810	189,722
Interest expense	135,770	126,615	374,076	363,420

  Cost of Goods Sold

        Gross margin was 26.6% for the thirteen week period ended November 28, 2009 compared to 26.7% for the thirteen week period ended November 29, 2008. Pharmacy margin declined due to reductions in reimbursement rates, including reductions in Medicaid reimbursements resulting from an AWP rollback. We were unable to fully offset these reimbursement rate reductions with generic product cost improvements and the benefits of new generics. Front end gross margin was worse, as improvements in shrink and distribution costs were more than offset by a higher mix of promotional sales and lower inventory capitalization costs, due to lower inventory levels and reduced distribution center costs. Partially offsetting the decline in front end and pharmacy margins was a reduction in LIFO expense.

        Gross margin rate was 26.8% for the thirty-nine week period ended November 28, 2009 compared to 27.1% for the thirty-nine week period ended November 29, 2008. Pharmacy margin declined due to reductions in reimbursement rates that we were unable to fully offset with generic product cost improvements and the benefits of new generics. Front end gross margin was worse, as improvements in shrink and distribution costs were more than offset by a higher mix of promotional sales and lower inventory capitalization costs. Partially offsetting the decline in front end and pharmacy margins was a reduction in LIFO expense.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $14.8 million and $44.3 million for the thirteen and thirty-nine week periods ended November 28, 2009 versus LIFO charges of $59.8 million and $90.0 million for the thirteen and thirty-nine week periods ended November 29, 2008. Increases in product costs during the thirteen week and thirty-nine week periods ended November 29, 2008 drove the increased LIFO charges in those periods.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.3% in the thirteen week period ended November 28, 2009 compared to 26.5% in the thirteen week period ended November 29, 2008. SG&A as a percentage of revenues was 25.8% in the thirty-nine week period ended November 28, 2009 compared to 27.0% in the thirty-nine week period ended November 29, 2008. SG&A in the comparable periods last year included integration expenses of $8.6 million and $85.4 million incurred in connection with the Brooks Eckerd acquisition for the thirteen and thirty-nine week periods ended November 29, 2008, respectively. The decrease in SG&A as a percentage of revenues is mostly due to a decrease in salaries and benefit costs due to better labor control and reductions in store field controllable and corporate administrative expenses resulting from our various efforts to reduce costs. During the thirteen week periods ending November 28, 2009 and November 29, 2008, we recorded adjustments of $39.8 million and $37.1 million, respectively, to reduce our reserves for self-insured workers compensation and general liability insurance costs, due to favorable prior year claims experience.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
	(dollars in thousands)
Impairment charges	$11,847	$67,588	$17,341	$74,853
Store and equipment lease exit charges	23,225	34,047	113,469	114,869

	$35,072	$101,635	$130,810	$189,722

        Impairment Charges:    Impairment charges include non-cash charges of $11.8 million and $67.6 million in the thirteen week periods ended November 28, 2009 and November 29, 2008, respectively, for the impairment of long-lived assets at 29 stores and one distribution center facility and 406 stores, respectively. Impairment charges include non-cash charges of $17.3 million and $74.9 million for the thirty-nine week periods ended November 28, 2009 and November 29, 2008, respectively, for the impairment of long-lived assets at 59 stores and one distribution center facility and 544 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable. During the thirteen week period ended November 29, 2008, a broader impairment review was triggered by the increased severity of the economic turmoil and weakening U.S. economy, which had a negative impact on the performance relating to a certain number of stores. The broader impairment analysis led to an additional charge for the thirteen week period ended November 29, 2008 of $59.2 million.

        Facility and Equipment Lease Exit Charges:    During the thirteen week periods ended November 28, 2009 and November 29, 2008, we recorded charges for 10 stores and two distribution center facilities and 29 stores, respectively, to be closed or relocated under long-term leases. During the thirty-nine week periods ended November 28, 2009 and November 29, 2008, we recorded charges for 94 stores and two distribution center facilities and 146 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, "Exit or Disposal Cost Obligations." We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The decrease in store and equipment lease exit charges in the thirteen week period ended November 28, 2009 is due to a decrease in the number of stores for which closing charges were recorded.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        Interest expense was $135.8 million and $374.1 million for the thirteen and thirty-nine week periods ended November 28, 2009, respectively, compared to $126.6 million and $363.4 million for the thirteen and thirty-nine week periods ended November 29, 2008, respectively. The increase in interest expense in the thirteen and thirty-nine weeks ended November 28, 2009 is due to higher cost debt incurred as part of our June and October 2009 refinancing offset somewhat by lower LIBOR rates and decreased borrowings under the revolving credit facility in the current period. The weighted average interest rates on our indebtedness for the thirty-nine week periods ended November 28, 2009 and November 29, 2008 were 6.8% and 7.0%, respectively.

  Income Taxes

        We recorded an income tax benefit of $4.3 million and an income tax expense of $29.5 million for the thirteen week periods and an income tax expense of $5.0 million and $39.9 million for the thirty-nine week periods ended November 28, 2009 and November 29, 2008, respectively. The provision for income taxes for the thirteen and thirty-nine week periods ended November 28, 2009 is attributable to state and local income taxes offset by a benefit of $6.4 million for recoverable income tax resulting from federal legislation enacted during the thirteen week period ended November 28, 2009. The income tax expense for the thirteen and thirty-nine week periods ended November 28, 2008 is primarily attributable to the increase of the valuation allowance on previously recorded federal and state net deferred assets.

        We recognize tax liabilities in accordance with the guidance for uncertain tax positions and management adjusts these liabilities with changes in judgment as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

        ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. According to ASC 740, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. Accordingly, the valuation allowance on federal and state net deferred assets was increased during the third and fourth quarters of fiscal 2009 related to the write-down of our remaining net Federal and State deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

Liquidity and Capital Resources

  General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, and (iii) borrowings under the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to fund capital expenditures and to provide funds for the prepayment of debt. Our liquidity at November 28, 2009, which includes amounts available under our revolving credit facility, and invested cash was $903.2 million.

  Refinancing

        In October 2009, we refinanced our existing first and second lien accounts receivable securitization facilities due September 2010 (the "Refinancing"). The Refinancing consisted of the issuance of $270.0 million of new 10.25% Senior Secured Notes due 2019, commitments to increase the maximum borrowing capacity under our existing senior secured revolving credit facility from $1.0 billion to $1.175 billion, and an increase in the borrowings under our existing $525.0 million Tranche 4 term loan due June 2015 by $125.0 million to $650.0 million. We incurred fees of $14.2 million to consummate the Refinancing. As a result of the Refinancing, we terminated our first and second lien accounts receivable facilities and increased our accounts receivable and debt outstanding as of November 28, 2009.

  Credit Facility

        Our senior secured credit facility includes a $1.175 billion revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 4.50% (with a minimum LIBOR of 3.00%), if we choose to make LIBOR borrowings, or at Citibank's base rate plus 3.50% (with a minimum base rate of 4.00%). After November 30, 2009 the interest rate can fluctuate between LIBOR plus 4.25% and LIBOR plus 4.75%, based upon the amount of revolver availability, as defined in the senior credit facility. We are required to pay fees of 1.00% per annum and after November 30, 2009, between 0.75% and 1.00% per annum on the daily unused amount of the revolving credit facility, depending on the amount of revolver availability. Amounts drawn under this credit facility become due and payable in September 2012.

        Our ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 28, 2009, we had $124.0 million outstanding under the revolving credit facility. At November 28, 2009, we had letters of credit outstanding against the revolving credit facility of $169.0 million. We had additional borrowing capacity of $882.0 million under the revolving credit facility as of November 28, 2009, which reflected the outstanding letters of credit as well as limitations based on our available borrowing base.

        On June 4, 2007, we amended our senior secured credit facility to establish a senior secured term loan in the aggregate principal amount of $1.105 billion and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loans") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loans will mature on June 4, 2014 and currently bear interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loans with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 2 Term Loans may also be required.

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

        In June 2009, we issued a new senior secured term loan (the "Tranche 4 Term Loan") of $525.0 million under our existing secured credit facility. In October 2009, we issued an additional $125.0 million under the Tranche 4 Term Loan as part of the Refinancing. The Tranche 4 Term Loan matures on June 10, 2015 and bears interest at a rate per annum equal to, at our option, either (a) an adjusted LIBOR rate (with a LIBOR floor of 3.00% per annum) plus 6.50% or (b) Citibank's base rate (with a floor of 4.00% per annum) plus 5.50%. We must make mandatory prepayments of the Tranche 4 Term Loan with the proceeds of certain asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under the senior secured credit facility, prepayment of the Tranche 4 Term Loan may also be required.

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

  Other Indebtedness

        In October 2009, we issued $270.0 million of 10.25% senior secured notes due October 15, 2019. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility. The guarantees are secured by shared second priority liens with holders of the 10.375% senior secured notes due 2016 and 7.5% senior secured notes due 2017. The indenture that governs the 10.25% notes contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 10.25% senior secured notes due October 2019 were issued at 99.2% of par.

        In June 2009, we issued $410.0 million of 9.75% senior secured notes due June 12, 2016. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility. The indenture that governs the 9.75% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders in mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 9.75% senior secured notes due June 2016 were issued at 98.2% of par.

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of November 28, 2009, the amount of additional secured and unsecured debt that could be incurred under these indentures is $989.7 million, although our outstanding indentures limit the amount that can be secured on a senior basis. To the extent that we borrow additional amounts under our revolving credit facility, this amount would be reduced.

  Sale Leaseback Transactions

        During the thirty-nine week period ended November 28, 2009, we sold a total of two owned stores to independent third parties. Net proceeds from these sales were $6.5 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 years. We accounted for both of these leases as operating leases. Gains on these transactions of $5.3 million have been deferred and are being recorded over the related minimum lease terms.

        During the thirty-nine week period ended November 29, 2008 we sold a total of 72 owned stores to independent third parties. Net proceeds from these sales were $192.8 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 64 of these leases as operating leases and eight were initially being accounted for under the financing method as these lease agreements contain a clause that allows the buyer to force us to repurchase the property under certain conditions. Gains on these transactions of $3.8 million have been deferred and are being recorded over the related minimum lease terms. Subsequent to November 29, 2008, the clause that allowed the buyer to force us to repurchase the properties lapsed on five of the eight leases. Therefore, these leases are now accounted for as operating leases.

  Off Balance Sheet Obligations

        Until October 26, 2009, we maintained securitization agreements (the "First Lien Facility") with several multi-seller asset-backed commercial paper vehicles ("CPVs"). Under the terms of the First Lien Facility, we sold substantially all of our eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity ("SPE") and retained servicing responsibility. The SPE then transferred an interest in these receivables to various CPVs. We also maintained a $225.0 million second priority accounts receivable securitization term loan ("Second Lien Facility").

        On October 26, 2009, we terminated both accounts receivable securitization facilities and replaced them with senior secured notes, increased borrowing capacity under our existing senior secured revolving credit facility and an increase in borrowings under an existing senior secured term loan. As part of this refinancing, we incurred a prepayment penalty of $2.3 million in relation to the Second Lien Facility and recognized $3.8 million of unamortized discount related to the Second Lien Facility. These charges are recorded as a component of selling, general, and administrative expenses.

        At February 28, 2009, the total outstanding receivables that have been transferred to CPVs were $330.0 million.

        The table below details receivable transfer activity for the thirteen and thirty-nine week periods ended November 28, 2009 and November 29, 2008. Note that for the thirteen week period ended November 28, 2009, receivables securitization activity is reflected through October 26, 2009, the date of the termination of the securitization facilities.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
	(in thousands)
Average amount of outstanding receivables transferred	$235,776	$512,363	$226,521	$476,429
Total receivable transfers	$577,000	$1,950,000	$2,240,000	$5,294,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$502,000	$1,905,000	$2,320,000	$5,184,000

        The program fee under the First Lien Facility was LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee was 3.5% of the total facility commitment of $345.0 million. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for the thirteen week periods ended November 28, 2009 and November 29, 2008 were $2.6 million and $7.6 million, respectively. Program and liquidity fees for the thirty-nine week periods ended November 28, 2009 and November 29, 2008 were $12.0 million and $16.9 million, respectively

        Financing fees related to the Second Lien Facility for the thirteen and thirty-nine week period ended November 28, 2009 were $5.7 million and $24.9 million, respectively, and are recorded as a component of selling, general, and administrative expenses.

        At February 28, 2009, our interest in the third party pharmaceutical receivables is as follows (in thousands):

February 28, 2009
Third party pharmaceutical receivables	$955,827
Allowance for uncollectible accounts	(31,421)

Net third party receivables	924,406
First lien facility	(330,000)
Second lien facility (net of discount of $6,621)	(218,379)

Net retained interest	$376,027

        As of November 28, 2009, we had no material off balance sheet arrangements, other than operating leases described above.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash used in operating activities was $224.3 million in the thirty-nine week period ended November 29, 2009. Cash provided by operating activities was $35.1 million in the thirty-nine week period ended November 29, 2008. In the thirty-nine week period ended November 28, 2009, operating cash flow was negatively impacted by the repayments of the accounts receivable facilities totaling $555.0 million and increases in inventory due to the seasonal inventory build, partially offset by an increase in accounts payable due to increased purchases of inventory to fund our seasonal build and the timing of rent and interest payments. Cash provided by operating activities for the thirty-nine week period ended November 29, 2008 was primarily due to advances on the accounts receivable facility and the timing of rent payments, offset by seasonal inventory build costs.

        Cash used in investing activities was $84.5 million and $292.6 million for the thirty-nine week periods ended November 28, 2009 and November 29, 2008, respectively. Cash used for the purchase of property plant equipment and prescription files is significantly lower than prior year due to the reduction in planned capital expenditures in fiscal 2010. Offsetting cash expenditures in the thirty-nine week period ended November 28, 2009 are proceeds from the disposition of assets of $39.2 million.

        Cash provided by financing activities was $313.4 million and $250.5 million for the thirty-nine week periods ended November 28, 2009 and November 29, 2008, respectively. Cash provided by financing activities for the thirty-nine weeks ended November 28, 2009 was primarily due to the June 2009 and October 2009 refinancings offset by a reduction in borrowings on our revolving credit facility and the payment of financing fees in connection with the refinancings. Cash provided by financing activities for the thirty-nine week period ended November 29, 2008 was due to borrowings on our revolving credit facility to fund our seasonal inventory build and costs incurred for the refinancing of our secured note indentures.

  Capital Expenditures

        During the thirty-nine week period ended November 28, 2009, we spent $130.2 million on capital expenditures, consisting of $69.2 million related to new store construction, store relocation and store remodel projects, $55.3 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $5.7 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $220 million during fiscal 2010, consisting of approximately 34% related to new store construction and store relocation, 9% related to store remodels, and 57% related to infrastructure and maintenance requirements and script file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities and revolver borrowings.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the senior secured credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us.

Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", to be included in ASC 860, "Transfers and Servicing." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in ASC 860, "Transfers and Servicing." This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. As a result of the refinancing of our receivables securitization facilities, we do not expect the adoption of SFAS No. 166 to have an impact on our financial position and results of operations.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 28, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value at 11/28/09
	(dollars in thousands)
Long-term debt, including current portion
Fixed rate	$1,975	$11,301	$215	$214	$190,924	$3,892,501	$4,097,130	$3,576,545
Average Interest Rate	4.67%	8.11%	7.00%	7.00%	6.95%	9.18%	9.07%
Variable Rate	$3,638	$19,425	$21,050	$145,050	$21,050	$1,955,816	$2,166,029	$1,997,907
Average Interest Rate	2.96%	4.60%	4.98%	7.13%	4.98%	5.12%	5.24%

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2010 and thereafter are as follows: 2010—$5.6 million; 2011—$30.7 million; 2012—$21.3 million; 2013—$145.3 million; 2014—$212.0 million and $5.8 billion in 2015 and thereafter.

        As of December 30, 2009, 33.3% of our total debt is exposed to fluctuations in variable interest rates.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        As previously disclosed, we entered into a memorandum of understanding to settle a class action lawsuit brought against us in the U.S. District Court for the Northern District of California (the "Court") for alleged violations of California wage-and-hour law on March 27, 2009. The plaintiff alleged that we improperly classified store managers in California as exempt under the law, making them ineligible for overtime wages. The plaintiff sought to require us to pay overtime wages to the class of more than 1,200 current and former store managers since May 9, 2001. In November 2009, the Court granted final approval of the $6.9 million settlement by us, ending the litigation.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

        (a)    The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999

Exhibit Numbers	Description	Incorporation By Reference To
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended Restated By-laws	Exhibit 3.1 to Form 8-K, filed on April 13, 2007
3.9	Amendment to Sections 1, 3 and 4 of Article 4 of Amended and Restated By-laws	Exhibit 3.1 to Form 8-K, filed on December 21, 2007
4.1
	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999

Exhibit Numbers	Description	Incorporation By Reference To
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.6 to Form 10-Q, filed on January 9, 2008
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.8	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.9
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.10	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.11
	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.14	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.15
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.16	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.17
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.18
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008
4.19
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.20
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.21	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.22
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.23
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.24
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.25
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019.	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
10.1
	Registration Rights Agreement relating to the 10.25% Senior Secured Notes due 2019, dated October 26, 2009, among Rite Aid Corporation, the Subsidiary Guarantors and Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC, and Goldman, Sachs & Co., as the Initial Purchasers of the Notes.	Exhibit 10.3 to Form 8-K, filed on October 29, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.2	Incremental Facility Amendment No. 1, dated as of October 26, 2009, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the other agents party thereto.	Exhibit 10.1 to Form 8-K, filed on October 29, 2009
10.3
	Incremental Facility Amendment No. 2, dated as of October 19, 2009 and effective as of October 26, 2009, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the other agents party thereto.	Exhibit 10.2 to Form 8-K, filed on October 29, 2009
10.4	Fourth Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 10, 2009*	Filed herewith.
10.5	Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of February 3, 2008**	Filed herewith.
10.6	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of September 23, 2009**	Filed herewith.
11	Statement regarding computation of earnings per share. (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Confidential portions of this Exhibit were redacted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.

**
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 6, 2010	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: January 6, 2010	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer