Form 10-K
period 2010-02-27
RITE AID CORP
filed 2010-04-28
CIK 84129

Use these links to rapidly review the document

Item 9B. Other Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 27, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 29, 2009 was approximately $996,928,866. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         As of April 20, 2010 the registrant had outstanding 887,670,198 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 23, 2010 are incorporated by reference into Part III.

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

 PART I

Item 1.    Business

Overview

        We are the third largest retail drugstore chain in the United States based on revenues and number of stores. We operate our drugstores in 31 states across the country and in the District of Columbia. As of February 27, 2010, we operated 4,780 stores.

        In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front end" products. In fiscal 2010, prescription drug sales accounted for 67.9% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" begin to enroll in 2011, expanded coverage for uninsured Americans as the result of the Patient Protection and Affordable Care Act and the discovery of new and better drug therapies. We offer approximately 25,000 front end products, which accounted for the remaining 32.1% of our total sales in fiscal 2010. Front end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We attempt to distinguish our stores from other national chain drugstores, in part, through our private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer approximately 3,300 products under the Rite Aid private brand, which contributed approximately 15.0% of our front end sales in the categories where private brand products were offered in fiscal 2010.

        The overall average size of each store in our chain is approximately 12,500 square feet. The average size of our stores is larger in the western United States. As of February 27, 2010, approximately 59% of our stores are freestanding; approximately 50% of our stores include a drive-thru pharmacy; approximately 40% include one-hour photo shops; and approximately 40% include a GNC store-within-Rite Aid-store.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD." We were incorporated in 1968 and are a Delaware corporation.

Industry Trends

        The rate of pharmacy sales growth in the United States in recent years has slowed driven by the decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays, the loss of individual health insurance as unemployment rises and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. However, we expect prescription sales to grow in the coming years due to the aging population, increased life expectancy, "baby boomers" becoming eligible for the federally funded Medicare prescription program and new drug therapies. We expect that recently passed health care legislation could afford access for more patients to prescriptions. Furthermore, we expect the estimated additional 32 million people who will be covered by health insurance in 2014, and the closing of the "donut hole" in Medicare Part D to be good for our business.

        Generic prescription drugs help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals will continue to increase. Further, a significant number of new generics are expected to be introduced in the next few years as many popular branded drugs are scheduled to lose patent protection. The gross profit from a generic drug prescription in the retail drugstore industry is greater than the gross profit from a brand drug prescription.

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

        The retail drugstore industry relies significantly on third party payors. Third party payors, including the Medicare Part D plans and the state sponsored Medicaid agencies, at times change the eligibility requirements of participants or reduce certain reimbursement rates. These evaluations and resulting changes and reductions are expected to continue. When third party payors, including the Medicare Part D program and state sponsored Medicaid agencies, reduce the number of participants or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry could be adversely affected. These possible adverse effects can be partially or entirely offset by controlling expenses, dispensing more higher margin generics and dispensing more prescriptions overall. The impact of AMP and the recently passed Patient Protection and Affordable Care Act is still being determined.

Strategy

        Our objectives and goals are to grow profitable sales by unlocking the value of our diverse store base, improve customer loyalty by improving customer and associate satisfaction, generate positive cash flow by taking unnecessary costs out of the business and improving operating efficiencies and reduce debt via the generation of operating cash flow and improvements in working capital management. We believe that by executing on these goals we can improve stockholder value. The following paragraphs describe in more detail some of the components of our strategies that we believe will result in the achievement of these goals and objectives:

        Grow profitable sales by unlocking the value of our diverse store base.    As of February 27, 2010 we have 4,780 stores in 31 states and the District of Columbia. These stores are in diverse markets, with many being in urban, high traffic areas and many being in lower traffic suburban or rural areas. In the past we have operated our stores with consistent standards for store staffing, field management staffing, distribution center deliveries, advertising, product assortment and pricing. We are continuing the process of stratifying these stores into specific groups and further refining the business plans for each group. The plans will ultimately result in different subsets of stores having standards for labor, product assortment, pricing and distribution center deliveries that are best suited for that group of stores. Our focus will be on merchandising and sales growth opportunities, particularly in low volume and urban stores. We believe that these changes will improve profitability, particularly at our lower volume stores.

        Improve sales by improving customer loyalty.    We believe that our greatest opportunity to improve sales is by ensuring that we have a base of loyal, repeat customers, particularly in the pharmacy business. We believe that the best way to obtain loyal customers is to show that Rite Aid will help them lead happier, healthier lives. We believe that excellent customer service helps us achieve that goal and we believe that improving the associate work experience will translate into better customer service. We have several programs that are also designed to improve customer loyalty, including the following:

  •
  We launched our wellness+ loyalty card program in four pilot markets in the third quarter of fiscal 2010. wellness+ provides many benefits for cardholders based on accumulating points for front end and prescription purchases. We rolled out the program to the rest of the chain on April 18, 2010. Based on the pilot markets, we are expecting enrollment of 15 to 20 million members at maturity.

  •
  We have several initiatives underway to simplify work processes in our stores to enable better customer service.

  •
  We continue to offer our free Rx Savings Card, which provides cost savings on all prescription drugs to patients with limited or no insurance.

  •
  We offer an automated refill option for customers with maintenance prescriptions, and also make courtesy refill reminder phone calls.

        In the front end business, we plan to aggressively grow our private brand offerings, as we believe that our private brand products offer cost effective alternatives to national brand products that are very attractive during difficult economic times. We are rolling out our new private brand architecture with strong promotional support, good price positioning and continued development of new items, which will help us grow private brand sales and meet the needs of today's customers. We expect this will increase our private brand penetration in categories such as health and beauty products, food and other consumables, household goods and baby products by approximately 75 basis points from approximately 15.00% to approximately 15.75% by the end of fiscal 2011. Additionally, we also have several other front end initiatives planned, including merchandising and sales growth, and shrink reduction. We also plan to add 105 new GNC stores-within-Rite Aid-stores.

        In the pharmacy business, we plan to increase the number of immunizing pharmacists from 2,000 in fiscal 2010 to 6,000 in fiscal 2011, which will increase our immunizing presence in many of our top markets. Additionally, we plan to grow script count by continuing to improve customer service, growing our Rx savings program, purchasing prescription files and attracting and retaining high value pharmacy customers through our wellness+ loyalty program.

        Generate positive cash flow by continuing to take unnecessary costs out of the business.    We believe we have an opportunity to better leverage our sales by making changes to our cost structure. We have numerous cost reduction initiatives in place or planned for fiscal 2011, including the following:

  •
  We plan to make additional changes to staffing, marketing and merchandising, and distribution for some of our lower volume stores, which we believe will improve store profitability without sacrificing sales or customer service.

  •
  We have centralized all non-merchandise purchasing into a centralized Indirect Procurement function. This group is responsible for reviewing all purchase contracts and arrangements and utilizes several tools, including on-line auctions, to control the cost of these services.

  •
  We are continuing to examine our administrative headcount requirements.

  •
  We expect to reduce supply chain costs by further reducing inventory, improving work processes in the distribution center network, and re-assigning which distribution centers service particular stores.

        We believe that these changes, as well as others, will enable us to improve our operating profitability without sacrificing sales and customer service.

        Reduce debt.    We are highly leveraged and believe that our leverage puts us at a competitive disadvantage. We plan to continue to reduce debt in fiscal 2011 by executing on the operating initiatives discussed above, as well as by doing the following:

  •
  We have taken measures to reduce our investment in inventory, including steps to reduce the number of SKU's, reduce our backroom inventories and reduce store safety stock in certain categories. The continuation of these programs, along with planned improvements in our ad ordering system and sales forecasting techniques, should further reduce our inventory levels, which should increase available working capital and improve operating efficiencies.

  •
  We plan to closely manage our capital expenditures in fiscal 2011, as we did in fiscal 2010, when we significantly reduced capital expenditures after investing a significant amount of capital dollars into the Brooks Eckerd stores during fiscal 2008 and fiscal 2009. Our targeted capital expenditures for fiscal 2011 are $250 million, with a $50 million allocation for prescription file buys.

        We believe that these initiatives, along with other improvements in cash flow from operations, will enable us to continue to reduce debt in fiscal 2011.

Products and Services

        Sales of prescription drugs represented approximately 67.9%, 67.2%, and 66.7% of our total sales in fiscal years 2010, 2009 and 2008, respectively. In fiscal years 2010, 2009 and 2008, prescription drug sales were $17.4 billion, $17.6 billion, and $16.2 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We sell approximately 25,000 different types of non-prescription, or front end products. The types and number of front end products in each store vary, and selections are based on customer needs and preferences and available space. No single front end product category contributed significantly to our sales during fiscal 2010. Our principal classes of products in fiscal 2010 were the following:

Product Class	Percentage of Sales
Prescription drugs	67.9%
Over-the-counter medications and personal care	9.4%
Health and beauty aids	5.0%
General merchandise and other	17.7%

        We offer approximately 3,300 products under the Rite Aid private brand, which contributed approximately 15.0% of our front end sales in the categories where private brand products were offered in fiscal 2010. We intend to increase the number of private brand products, revamp and expand our private brand architecture.

        We have a strategic alliance with GNC under which we have opened 1,908 GNC "stores-within-Rite Aid-stores" as of February 27, 2010 and a contractual commitment to open an additional 444 stores by December 2014. We incorporate the GNC store-within-Rite Aid-store concept into our new and relocated stores. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health related products.

Technology

        All of our stores are integrated into a common information system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, reduces chances of adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. This system can be expanded to accommodate new stores. Our customers may also order prescription refills over the Internet through www.riteaid.com, or over the phone through our telephonic automated refill systems for pick up at a Rite Aid store. As of February 27, 2010, we had a total of 997 automated pharmacy dispensing units, which are linked to our pharmacists' computers that fill and label prescription drug orders, in high volume stores. The efficiency of these units allows our pharmacists to spend more time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which, together with our sales analysis, drives our automated inventory replenishment process.

Suppliers

        During fiscal 2010, we purchased brand pharmaceuticals and some generic pharmaceuticals, which amounted to approximately 93.5% of the dollar volume of our prescription drugs, from a single wholesaler, McKesson Corp ("McKesson"), under a contract, which runs through April 1, 2013. Under the contract, with limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling prescriptions until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes, which could negatively affect our business.

        We purchase almost all of our generic (non-brand name) pharmaceuticals directly from manufacturers. We believe the losses of any one generic supplier would not have a material impact on our business.

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

Customers and Third Party Payors

        During fiscal 2010, our stores filled approximately 300 million prescriptions and served an average of 2.2 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2010, 96.2% of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2010, the top five third party payors accounted for approximately 41.4% of our total sales, the largest of which represented 14.4% of our total sales. During fiscal 2010, Medicaid related sales were approximately 6.9% of our total sales, of which the largest single Medicaid payor was approximately 2.0% of our total sales. During fiscal 2010, approximately 16.7% of our pharmacy sales were to customers covered by Medicare Part D.

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

Marketing and Advertising

        In fiscal 2010, marketing and advertising expense was approximately $375 million, which was spent primarily on weekly circular advertising. Our marketing and advertising activities centered primarily on the following:

  •
  Product price promotions to draw customers to our stores;

  •
  Our wellness+ loyalty program, which rolled out to the rest of the chain April 18, 2010 will be the largest marketing expenditure that we have made in several years;

  •
  Initiatives to grow pharmacy sales, including a free Rx Savings Card, which provides significant cost savings on generic and brand prescriptions and over-the-counter medications to patients with limited or no insurance;

  •
  Emphasis on the value of Rite Aid brand products;

  •
  Support of specific initiatives and stores, including competitor market intrusion and prescription file buys; and

  •
  Our vision to be the customer's first choice for health and wellness products, services and information.

        Under the umbrella of our "With Us It's Personal" brand positioning, we promoted educational programs focusing on specific health conditions and incentives for patients to transfer their prescriptions to Rite Aid. We are also emphasizing our automated courtesy refill service. We believe all of these programs will help us improve customer satisfaction and grow profitable sales.

Associates

        We believe that our relationships with our associates are good. As of February 27, 2010, we had approximately 97,500 associates; 13% were pharmacists, 44% were part-time and 26% were unionized. Associate satisfaction is critical to the success of our strategy. We have surveyed our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission. We have also instituted an internal group, consisting of managers and staff from all components of our business that is responsible for using feedback from associates throughout the Company to create a better work environment.

        The national shortage of pharmacists has eased over the past 12 months, resulting in more licensed pharmacists and new graduates seeking positions in many markets. Although this is occurring nationally, there is still an unmet demand for pharmacists in certain regions of the country that are challenging to staff. We continue to offer competitive compensation plans to retain and attract current and future pharmacists, work with Colleges of Pharmacy across the U.S. to recruit both pharmacy interns and pharmacy graduates and conduct a recruiting program for international pharmacists.

Research and Development

        We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

        The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC, we have a license to operate GNC "stores-within-Rite Aid-stores." We also hold licenses to operate our pharmacies and our distribution facilities. Collectively, these licenses are material to our operations.

Seasonality

        We experience moderate seasonal fluctuations in our results of operations concentrated in the first and fourth fiscal quarters as the result of the concentration of the cough, cold and flu season and the holidays. We tailor certain front end merchandise to capitalize on holidays and seasons. We increase our inventory levels during our third fiscal quarter in anticipation of the seasonal fluctuations described above. Our results of operations in the fourth and first fiscal quarters may fluctuate based upon the timing and severity of the cough, cold and flu season, both of which are unpredictable.

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

        In recent years, an increasing number of legislative proposals have been enacted (the Patient Protection and Affordable Care Act), introduced or proposed in Congress and in some state legislatures that affect or would affect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include changes in reimbursement levels, changes in qualified participants, changes in drug safety regulations and e-prescribing. We cannot predict the timing of enactment of any such proposals to the extent not yet approved or the long-term outcome or effect of legislation from these efforts on our business.

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

        The United States economy is continuing to feel the impact of the economic downturn that began in late 2007, and the future economic environment may continue to be less favorable than that of previous years. This economic uncertainty has and could further lead to reduced consumer spending for the foreseeable future. If consumer spending continues to decrease, we will likely not be able to improve our same store sales. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. A continued softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of February 27, 2010, $6.4 billion of outstanding indebtedness and stockholders' deficit of $1.7 billion. We also had additional borrowing capacity under our existing $1.175 billion senior secured revolving credit facility of approximately $936.0 million, net of outstanding letters of credit of $159.0 million. Our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2010, 2009, 2008, 2007 and 2006 by $498.4 million, $2.6 billion, $340.6 million, $50.8 million and $23.1 million, respectively.

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

        We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2011 and have no material maturities prior to September 2012. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations or otherwise be required to delay our planned activities. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facility are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        As of February 27, 2010, approximately $2.1 billion of our outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate ("LIBOR"), subject, in the case of the Tranche 3 Term Loan, senior secured loan due June 2014; the Tranche 4 Term Loan, senior secured loan due June 2015; and the senior secured revolving credit facility, to a minimum LIBOR floor of 300 basis points. Our Tranche 2 Term Loan, senior secured loan due June 2014, is most subject to LIBOR fluctuations because there is no floor. If we borrow additional amounts under our senior secured revolving credit facility, the interest rate on those borrowings will also vary depending upon LIBOR. If LIBOR rises, the interest rates on outstanding debt will increase. Therefore an increase in LIBOR would increase our interest payment obligations under those loans and have a negative effect on our cash flow and financial condition. We currently do not maintain hedging contracts that would limit our exposure to variable rates of interest.

The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.

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

        In addition, our credit facility has a fixed charge coverage ratio test which increases from 1.05 to 1.10 beginning in the first quarter of fiscal 2011. The senior secured credit facility only requires us to maintain the minimum fixed charge coverage ratio once availability on the revolving credit facility is less than $150 million. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on terms acceptable to us. If we obtain modifications of our agreements, or are required to obtain waivers of defaults, we may incur significant fees and transaction costs or become subject to more stringent covenants and restrictions on our operations.

Our stockholders will experience dilution if we issue additional common stock.

        Subject to any required approval under the Stockholder Agreement (as defined below), we are generally not restricted from issuing additional shares of our common shares or preferred stock, including, subject to the terms of our outstanding debt instruments, any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares or preferred stock or any substantially similar securities, whether for cash, as part of incentive compensation or in refinancing transactions. Any additional future issuances of common stock will reduce the percentage of our common stock owned by investors who do not participate in such issuances. In most circumstances, stockholders will not be entitled to vote on whether or not we issue additional shares of common stock. The market price of our common stock could decline as a result of issuances of a large number of shares of our common stock or the perception that such issuances could occur.

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

        On July 1, 2009, we were notified by the New York Stock Exchange (the "NYSE") that, as of July 1, 2009, we regained compliance with the NYSE share price listing requirement. We are in compliance with all NYSE listing rules, have actively been taking steps to maintain our listing and expect our efforts to maintain our NYSE listing will be successful. However, there can be no assurance that we will maintain compliance with the NYSE minimum share price rule or other continued listing requirements. In the event of a delisting, holders of our 8.5% convertible notes due 2015 (the "8.5% Convertible Notes") could require us to repurchase their 8.5% Convertible Notes, which would result in a default under our senior credit facility. Although there can be no assurance that we would be able to do so, we may seek to refinance or otherwise acquire the 8.5% Convertible Notes to avoid such a scenario, as the amendment to our Credit Agreement permits us to do under certain circumstances.

Risks Related to Our Operations

We need to continue to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot continue to effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.

        We have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores is important to improving profitability and operating cash flow. If we are not successful in implementing our strategies, including our efforts to further reduce costs, or if our strategies are not effective, we may not be able to improve our operations. In addition, any further adverse change or continued downturn in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions affect consumer buying practices and consequently reduce our sales of front end products, and cause a decrease in our profitability. Failure to continue to improve operations or a continued decline in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

For so long as Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) maintain certain levels of Rite Aid stock ownership, Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) could exercise significant influence over us.

        At February 27, 2010 Jean Coutu Group owns approximately 27.5% of the voting power of Rite Aid. As a result, Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) generally has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The stockholder agreement (the "Stockholder Agreement") that we entered into at the time of the Brooks Eckerd acquisition provides that Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) designate four of the fourteen members of our board of directors, subject to adjustment based on its ownership position in us. Accordingly, Jean Coutu Group generally is able to significantly influence the outcome of all matters that come before our board of directors. As a result of its significant interest in us, Jean Coutu Group may have the power, subject to applicable law (including the fiduciary duties of the directors designated by Jean Coutu Group), to significantly influence actions that might be favorable to Jean Coutu Group, but not necessarily favorable to our financial condition and results of operations. In addition, the ownership position and governance rights of Jean Coutu Group could discourage a third party from proposing a change of control or other strategic transaction concerning us. Additionally, the Stockholder Agreement provides Jean Coutu Group with certain preemptive rights, the ability to maintain their ownership percentage in Rite Aid and in certain circumstances, requires two-thirds of our Board to approve certain transactions.

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

        We purchase all of our brand prescription drugs from a single wholesaler, McKesson, pursuant to a contract that runs through April 1, 2013. Pharmacy sales represented approximately 67.9% of our total sales during fiscal 2010, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson would make it difficult for us to continue to operate our business until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. There can be no assurance that we would be able to find a replacement wholesaler on a timely basis or that such a wholesaler would be able to fulfill our demands on similar terms, which would have a material adverse effect on our results of operations, financial condition and cash flows.

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

        Mail-order prescription distribution and drug benefit plan eligibility changes have negatively affected sales for traditional chain drug retailers, including us, and we expect such negative effect to continue in the future. There can be no assurance that our efforts to offset the effects of mail order and eligibility changes will be successful nor can we predict whether the recently adopted health care reform legislation will exacerbate this risk.

The availability of pharmacy drugs is subject to governmental regulations.

        The continued conversion of various prescription drugs, including the planned conversion of a number of popular medications, to over-the-counter medications may reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy or front end product mix.

Changes in third party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our margins and have a material adverse effect on our business.

        Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid agencies, are 96.2% of our business. We expect our pharmacy gross margin to be lower in fiscal 2011 than previously experienced due to continued reimbursement rate pressures, fewer new generics, fewer price reductions on existing generics and the impact of the recently implemented Average Wholesale Price ("AWP") adjustments on our Medicaid business.

        In conjunction with a class action settlement with two entities that publish the average wholesale price (AWP) of pharmaceuticals, the methodology used to calculate the AWP, a pricing reference widely used in the pharmacy industry, reduced the AWP for many prescription drugs effective September 26, 2009. We have reached understandings with most of our third party payors to adjust reimbursements to correct for this change in methodology, but many state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments, which is expected to result in reduced Medicaid reimbursement levels in fiscal 2011 as we have experienced in the latter part of fiscal 2010. In fiscal 2010, approximately 6.9% of our revenues were from state sponsored Medicaid agencies, the largest of which was approximately 2.0% of our total sales.

        Additionally, certain provisions of the Deficit Reduction Act of 2005 (DRA) sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs (AMP). Those reductions did not go into effect; however, the Patient Protection and Affordable Care Act, signed into law on March 23, 2010 (the Patient Care Act) enacted a modified reimbursement formula for multi-source drugs. The modified formula, when implemented, may reduce Medicaid reimbursements. There have also been a number of other recent proposals and enactments by the Federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget problems. We expect other similar proposals in the future.

        The continued efforts of the Federal government, health maintenance organizations, managed care organizations, pharmacy benefit management companies, other State and local government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability. In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.

        Although we expect continued improvements in selling, general and administrative expenses as a percentage of revenues to somewhat mitigate all of these factors above, if our pharmacy gross margin continues to decrease, it would adversely affect our results of operations, financial condition and cash flows.

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

        Our pharmacy business is subject to the patient privacy and other obligations including corporate, pharmacy and associate responsibility, imposed by the Health Insurance Portability and Accountability Act. As a covered entity, we are required to implement privacy standards, train our associates on the permitted use and disclosures of protected health information, properly dispose of related records, provide a notice of privacy practice to our pharmacy customers and permit pharmacy health customers to access and amend their records and receive an accounting of disclosures of protected health information. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.

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

        These initiatives could lead to the implementation or enactment of, or changes to, federal regulations and state regulations that could adversely impact our prescription drug sales and, accordingly, our results of operations, financial condition or cash flows. It is uncertain at this time what additional healthcare reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system. The recently adopted healthcare reform legislation as well as future healthcare or budget legislation or other changes, including those referenced above, may materially adversely impact our pharmacy sales.

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

        The national shortage of pharmacists has eased over the past 12 months, resulting in more licensed pharmacists and new graduates seeking positions in many markets. Although this is occurring nationally, there is still an unmet demand for pharmacists in certain regions of the country that are challenging to staff. We continue to offer competitive compensation plans to retain and attract current and future pharmacists, work with Colleges of Pharmacy across the U.S. to recruit both pharmacy interns and pharmacy graduates and conduct a recruiting program for international pharmacists, but if the shortage recurs in one or more markets, our ability to compete effectively in that market could be adversely impacted.

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

        Products that we sell could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall our private brand products. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability claims may be asserted against us with respect to any of the products or pharmaceuticals we sell and we may be obligated to recall our private brand products. A product liability judgment against us or a product recall could have a material, adverse effect on our business, financial condition or results of operations.

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

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of February 27, 2010, we operated 4,780 retail drugstores. The overall average selling square feet of each store in our chain is 10,000 square feet. The overall average total square feet of each store in our chain is 12,500. The stores in the eastern part of the U.S. average 8,800 selling square feet per store (10,900 average total square feet per store). The stores in the western part of the U.S. average 15,400 selling square feet per store (19,800 average total square feet per store).

        Our Customer World store prototype has an overall average selling square footage of 11,500 and an overall average total square feet of 14,500. The new Customer World store prototype in the eastern parts of the U.S. averages 11,000 selling square feet (14,000 average total square feet per store). The Customer World store prototype in the western part of the U.S. averages 14,000 selling square feet (17,400 average total square feet per store).

        The table below identifies the number of stores by state as of February 27, 2010:

State	Store Count
Alabama	95
California	600
Colorado	20
Connecticut	78
Delaware	43
District of Columbia	7
Georgia	195
Idaho	13
Indiana	10
Kentucky	117
Louisiana	66
Massachusetts	159
Maine	81
Maryland	145
Michigan	286
Mississippi	27
North Carolina	242
Nevada	1
New Hampshire	68
New Jersey	270
New York	656
Ohio	229
Oregon	71
Pennsylvania	570
Rhode Island	47
South Carolina	98
Tennessee	88
Utah	22
Vermont	38
Virginia	195
Washington	139
West Virginia	104

Total	4,780

        Our stores have the following attributes at February 27, 2010:

Attribute	Number	Percentage
Freestanding	2,799	58.6%
Drive through pharmacy	2,393	50.1%
One-hour photo development department	1,911	40.0%
GNC stores-within a Rite Aid-store	1,908	39.9%

        We lease 4,522 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 258 drugstore facilities are owned.

        We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease 366,400 square feet of space in various buildings near Harrisburg, Pennsylvania for document warehousing use and additional administrative personnel. We own additional buildings near Harrisburg, Pennsylvania which total 105,800 square feet and house our model store and additional administrative personnel.

        We operate the following distribution centers and satellite distribution locations, which we own or lease as indicated:

Location	Owned or Leased	Approximate Square Footage
Rome, New York	Owned	283,000
Utica, New York(1)	Leased	172,000
Geddes, New York(1)	Leased	300,000
Poca, West Virginia	Owned	255,000
Dunbar, West Virginia(1)	Leased	110,000
Perryman, Maryland	Owned	885,000
Perryman, Maryland(1)	Leased	262,000
Tuscaloosa, Alabama	Owned	230,000
Cottondale, Alabama(1)	Leased	224,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Owned	513,000
Woodland, California(1)	Leased	200,000
Wilsonville, Oregon	Leased	643,000
Lancaster, California	Owned	914,000
Charlotte, North Carolina	Owned	585,500
Charlotte, North Carolina(1)	Leased	291,000
Dayville, Connecticut	Owned	460,000
Liverpool, New York	Owned	828,000
Philadelphia, Pennsylvania	Owned	245,000
Philadelphia, Pennsylvania(1)	Leased	415,000

(1)
Satellite distribution locations.

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

        We also own a 55,800 square foot ice cream manufacturing facility located in El Monte, California. On February 17, 2010 we sold the 68,000 square foot office building in Warwick, Rhode Island which was acquired as part of the Brooks Eckerd acquisition.

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of February 27, 2010, we had 10,092,337 square feet of excess space, 4,832,854 square feet of which was subleased.

Item 3.    Legal Proceedings

        We are currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in Pennsylvania, New Jersey, New York, Maryland, Ohio and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers, or (ii) current and former store managers and assistant store managers, respectively, working in our stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre- and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for us as assistant store managers since December 9, 2006. Notice of the Craig action has been sent to the purported members of the collective group. The number of persons who will opt into the Craig action has not been determined. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers and assistant store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for us as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group. Neither the actual date on which the Notice will be sent nor the number of persons who will opt into the Indergit action has been determined. At this time, we are not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. We believe, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. We are vigorously defending all of these claims.

        We are currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations by us of California wage and hour laws pertaining primarily to pay for missed meals and rest periods. These suits purport to be class actions and seek substantial damages. At this time, we are not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. We believe, however, that the plaintiffs' allegations are without merit and that their claims are not appropriate for class action treatment. We are vigorously defending all of these claims.

        We do not believe that any of these matters will have a material adverse effect on our business or financial condition. We cannot give assurance, however, that an unfavorable outcome in one or more of these matters will not have a material adverse effect on our results of operations for the period in which they are resolved.

        We are subject from time to time to various claims and lawsuits and governmental investigations, inspections, audits, inquiries and similar actions arising in, and incidental to, the ordinary course of our business. While we cannot predict the outcome of these claims with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4.    [Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

        Our common stock is listed on the New York Stock Exchange under the symbol "RAD." On April 20, 2010, we had approximately 28,771 stockholders of record. Quarterly high and low stock prices, based on the New York Stock Exchange ("NYSE") composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2011 (through April 20, 2010)	First	$1.74	$1.34
2010	First	1.22	0.21
	Second	1.74	1.22
	Third	2.24	1.26
	Fourth	1.66	1.26
2009	First	2.99	2.03
	Second	2.32	1.01
	Third	1.21	0.30
	Fourth	0.51	0.20

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

        The Chief Executive Officer of the Company certified to the NYSE on July 1, 2009 that she was not aware of any violation by the Company of the NYSE's corporate governance listing standards.

STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index, and (ii) the Russell 1000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on February 26, 2005 and reinvestment of dividends).

        For comparison of cumulative total return, we have elected to use the Russell 1000 Consumer Staples Index, consisting of 52 companies including the three largest drugstore chains, and the Russell 1000 Index. This allows comparison of the company to a peer group of similar sized companies. We are one of the companies included in the Russell 1000 Consumer Staples Index and the Russell 1000 Index. The Russell 1000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 1000 Index consists of the largest 1000 companies in the Russell 3000 Index and represents the universe of large capitalization stocks from which many active money managers typically select.

 Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
February 2010

	2006	2007	2008	2009	2010
RITE AID CORP	118.90	168.90	77.63	8.14	44.20
Russell 1000 Index	109.74	120.76	117.90	66.48	103.26
Russell 1000 Consumer Staples Index	104.33	115.18	125.80	91.62	127.51

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes.

        Selected financial data for the fiscal years 2009, 2008, 2007 and 2006 have been adjusted to reflect the operations of our 28 stores in the Las Vegas market area as a discontinued operations as the Company entered into an agreement to sell the prescription files and terminate the operations of these stores during the fourth quarter of fiscal 2008.

        Selected financial data for March 1, 2008 includes Brooks Eckerd results of operations for the thirty-nine week period ended March 1, 2008.

	Fiscal Year Ended
	February 27, 2010 (52 weeks)	February 28, 2009 (52 weeks)	March 1, 2008 (52 weeks)	March 3, 2007 (52 weeks)	March 4, 2006 (53 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues(1)	$25,669,117	$26,289,268	$24,326,846	$17,399,383	$17,163,044
Costs and expense:
Cost of goods sold(2)	18,845,027	19,253,616	17,689,272	12,710,609	12,491,642
Selling, general and administrative expenses(3)(4)	6,603,372	6,985,367	6,366,137	4,338,462	4,275,098
Goodwill impairment charge	—	1,810,223	—	—	—
Lease termination and impairment charges	208,017	293,743	86,166	49,317	68,692
Interest expense	515,763	477,627	449,596	275,219	277,017
Loss on debt modifications and retirements, net	993	39,905	12,900	18,662	9,186
(Gain) loss on sale of assets and investments, net	(24,137)	11,581	(3,726)	(11,139)	(6,463)

Total costs and expenses	26,149,035	28,872,062	24,600,345	17,381,130	17,115,172

(Loss) income before income taxes	(479,918)	(2,582,794)	(273,499)	18,253	47,872
Income tax expense (benefit)(5)	26,758	329,257	802,701	(11,609)	(1,228,136)

Net (loss) income from continuing operations	(506,676)	(2,912,051)	(1,076,200)	29,862	1,276,008
Loss from discontinued operations, net of gain on disposal and income tax benefit	—	(3,369)	(2,790)	(3,036)	(3,002)

Net (loss) income	$(506,676)	$(2,915,420)	$(1,078,990)	$26,826	$1,273,006

Basic and diluted (loss) income per share:
Basic (loss) income per share	$(0.59)	$(3.49)	$(1.54)	$(0.01)	$2.36

Diluted (loss) income per share	$(0.59)	$(3.49)	$(1.54)	$(0.01)	$1.89

Year-End Financial Position:
Working capital	$2,332,976	$2,062,505	$2,123,855	$1,363,063	$741,488
Property, plant and equipment, net	2,293,153	2,587,356	2,873,009	1,743,104	1,717,022
Total assets	8,049,911	8,326,540	11,488,023	7,091,024	6,988,371
Total debt(6)	6,370,899	6,011,709	5,985,524	3,100,288	3,051,446
Stockholders' (deficit) equity	(1,673,551)	(1,199,652)	1,711,185	1,662,846	1,606,921
Other Data:
Cash flows (used in) provided by:
Operating activities	(325,063)	359,910	79,368	309,145	417,165
Investing activities	(120,486)	(346,358)	(2,933,744)	(312,780)	(231,084)
Financing activities	397,108	(17,279)	2,903,990	33,716	(272,835)
Capital expenditures	193,630	541,346	740,375	363,728	341,349
Basic weighted average shares	880,843,000	840,812,000	723,923,000	524,460,000	523,938,000
Diluted weighted average shares(7)	880,843,000	840,812,000	723,923,000	524,460,000	676,666,000
Number of retail drugstores	4,780	4,901	5,059	3,333	3,323
Number of associates	97,500	103,000	112,800	69,700	70,200

(1)
Revenues for the fiscal years 2007 and 2006 have been adjusted by $108,336 and $107,924 respectively for the effect of discontinued operations.

(2)
Cost of goods sold for the fiscal years 2007 and 2006 have been adjusted by $80,988 and $80,218 respectively for the effect of discontinued operations.

(3)
Selling, general and administrative expenses for the fiscal years 2007 and 2006 have been adjusted by $32,019 and $32,323 respectively for the effect of discontinued operations.

(4)
Includes stock-based compensation expense. Stock based compensation expense for the fiscal years 2010, 2009, 2008 and 2007 was determined using the fair value method set forth in ASC 718, "Compensation—Stock Compensation." Stock-based compensation expense for the fiscal year ended March 4, 2006 was determined using the fair value method set forth in the former SFAS No. 123 "Accounting for Stock-Based Compensation".

(5)
Income tax benefit for the fiscal years 2007 and 2006 has been adjusted by $1,635 and $1,616 respectively for the effect of discontinued operations.

(6)
Total debt included capital lease obligations of $152.7 million, $193.8 million, $216.3 million, $189.7 million, and $178.2 million, as of February 27, 2010, February 28, 2009, March 1, 2008, March 3, 2007 and March 4, 2006, respectively.

(7)
Diluted weighted average shares for the year ended March 4, 2006 included the impact of stock options, as calculated under the treasury stock method and convertible debt and preferred stock, as calculated under the if-converted method.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for fiscal 2010 was $506.7 million or $0.59 per basic and diluted share, compared to net loss for fiscal 2009 of $2,915.4 million or $3.49 per basic and diluted share and net loss of $1,079.0 million or $1.54 per basic and diluted share in fiscal 2008. Fiscal 2009 included significant non-cash charges related to goodwill impairment, store impairment and an additional tax valuation allowance against deferred tax assets that accounted for $2.2 billion or $2.70 per diluted share. Excluding these significant non-cash charges, fiscal 2009's net loss would have been $640 million or $0.79 per diluted share. Our operating results are described in detail in the Results of Operations section of this Item 7. Some of the key factors that impacted our results in fiscal 2010, 2009, and 2008 are summarized as follows:

        Write-Off of Goodwill:    During fiscal 2009, we impaired all of our existing goodwill, which resulted in a non-cash charge of $1.81 billion. This entry was required due to the fact that the market value of Rite Aid Corporation, as indicated by the trading price of our common stock, was less than the carrying value of our net assets as of February 28, 2009.

        Income Tax:    Net loss for fiscal 2010 included income tax expense of $26.8 million and was primarily comprised of an accrual for state and local taxes net of federal tax recoveries and adjustments to unrecognized tax benefits. The Company maintains a full valuation allowance against the net deferred tax assets. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets.

        Net loss for fiscal 2009 included income tax expense of $329.3 million. The income tax expense was primarily due to a non-cash write-down of our remaining net Federal and State deferred tax assets through an adjustment to our valuation allowance. This change was primarily due to a decline in actual results from our previous forecast as a result of the impact of difficult economic conditions on fiscal 2009 results. Net loss for fiscal 2008 included income tax expense of $920.4 million related to a non-cash increase of the valuation allowance on federal and state net deferred tax assets.

        Store Closing and Impairment Charges:    We recorded store closing and impairment charges of $208.0 million in fiscal 2010, versus $293.7 million in store closing and impairment charges in fiscal 2009 and $86.2 million in fiscal 2008. The decrease in charges for fiscal 2010 was largely due to the store closure activity and higher store impairment charges in fiscal 2009 driven by the decision to close stores that, due to the acquisition of Brooks Eckerd, were in overlapping market areas and the assessment that future cash flows from these stores would not be sufficient to cover their asset value.

        LIFO Charges:    We record the value of our inventory on the Last-In, First-Out (LIFO) method. We recorded non-cash LIFO charges of $88.5 million, $184.6 million and $16.1 million in fiscal 2010, 2009 and 2008, respectively. The higher LIFO charge in fiscal 2009 was due to higher inflation on front end products in that year.

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

        As of February 27, 2010, Jean Coutu Group owned 252.0 million shares of Rite Aid common stock, which represents approximately 27.5% of the total Rite Aid voting power. We expanded our Board of Directors to 14 members, with four of the seats being held by members designated by the Jean Coutu Group. In connection with the Acquisition, we entered into a Stockholder Agreement (the "Stockholder Agreement") with Jean Coutu Group and certain family members. The Stockholder Agreement contains provisions relating to Jean Coutu Group's ownership interest in the Company, board and board committee composition, corporate governance, stock ownership, stock purchase rights, transfer restrictions, voting arrangements and other matters. We also entered into a registration rights agreement with Jean Coutu Group giving Jean Coutu Group certain rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of our common stock issued to Jean Coutu Group or acquired by Jean Coutu Group pursuant to certain stock purchase rights or open market rights under the Stockholder Agreement.

        Debt Refinancing.    In fiscal years 2010 and 2009, we took several steps to extend the terms of our debt and obtain more flexibility. In fiscal 2010, we refinanced our first and second lien securitization facilities. The refinancing consisted of the issuance of $270.0 million of new 10.25% Senior Secured Notes due October 2019, commitments to increase the maximum borrowing capacity under our existing senior secured revolving credit facility from $1.0 billion to $1.175 billion, and an increase in the borrowings under our existing $525.0 million Tranche 4 term loan due June 2015 by $125.0 million to $650.0 million. Additionally, we issued $410.0 million of 9.75% senior secured notes due June 2016 proceeds of which repaid all borrowings outstanding under the revolving credit facility due September 2010 and all of the commitments thereunder. We also repaid all borrowings due under the $145.0 million Tranche 1 Term Loan. We incurred fees of $60.2 million to consummate the fiscal 2010 refinancings. In fiscal 2009, we issued our 8.5% convertible notes due May 2015, the proceeds of which were used to redeem our 6.125% notes due December 2008. Additionally, we consummated a tender offer and consent solicitation and repaid $348.9 million of our 8.125% notes due May 2010, $144.0 million of our 9.25% notes due June 2013 and the full balance of our 7.5% notes due January 2015. Proceeds from the issuance of our 10.375% notes due July 2016 and our Tranche 3 term loan were used to fund the tender offer and consent solicitation. We incurred charges of $39.9 million to call these notes prior to maturity and write-off unamortized debt issue costs.

        Dilutive Equity Issuances.    At February 27, 2010, 887.6 million shares of common stock were outstanding and an additional 164.9 million shares of common stock were issuable related to outstanding stock options, convertible preferred stock and convertible notes.

        Our 164.9 million shares of potentially issuable common stock consist of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)	Preferred Stock	Convertible Notes	Total
$0.99 and under	14,173	—	—	14,173
$1.00 to $1.99	16,744	—	—	16,744
$2.00 to $2.99	8,895	—	61,045	69,940
$3.00 to $3.99	1,685	—	—	1,685
$4.00 to $4.99	21,131	—	—	21,131
$5.00 to $5.99	3,816	27,692	—	31,508
$6.00 and over	9,670	—	—	9,670

Total issuable shares	76,114	27,692	61,045	164,851

(a)
The exercise of these options would provide cash of $234.3 million.

Results of Operations

        The results of operations for the fiscal year ended March 1, 2008 have been adjusted to reflect the operations of our 28 stores in the Las Vegas market area as a discontinued operation, as the Company has sold the prescription files and terminated the operations of these stores.

  Revenue and Other Operating Data

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
	(Dollars in thousands)
Revenues	$25,669,117	$26,289,268	$24,326,846
Revenue (decline) growth	(2.4)%	8.1%	39.8%
Same store sales (decline) growth	(0.9)%	0.8%	1.3%
Pharmacy sales (decline) growth	(1.4)%	8.5%	46.2%
Same store pharmacy sales growth	0.1%	0.7%	1.7%
Pharmacy sales as a % of total sales	67.9%	67.2%	66.7%
Third party sales as a % of total pharmacy sales	96.2%	96.3%	95.9%
Front end sales (decline) growth	(4.3)%	6.1%	28.0%
Same store front end sales (decline) growth	(2.9)%	0.9%	0.7%
Front end sales as a % of total sales	32.1%	32.8%	33.3%
Store data:
Total stores (beginning of period)	4,901	5,059	3,333
New stores	17	33	47
Closed stores	(138)	(200)	(183)
Store acquisitions, net	—	9	1,862
Total stores (end of period)	4,780	4,901	5,059
Remodeled stores	8	70	145
Relocated stores	41	56	65

  Revenues

        Fiscal 2010 compared to Fiscal 2009:    The 2.4% decline in revenue was primarily driven by a reduction in our store base and a decline in same store sales, which decreased 0.9% compared to prior year. This decline consisted of 0.1% pharmacy same store sales increase offset by a 2.9% decrease in front end same store sales. Same store sales trends for fiscal 2010 and fiscal 2009 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

        Pharmacy same store sales increased 0.1%. Same store prescription growth was 0.8% for fiscal 2010, which was positively impacted by the growth of our Rx Savings Card program, the benefit of grassroots marketing initiatives in our high-volume front end/low volume pharmacy stores and growth in our automated refill reminder program and other prescription compliance programs. The impact on sales of the increase in our prescription count was partially offset by an increase in generic sales and reductions in pharmacy reimbursement rates.

        Front end same store sales decreased 2.9% from the prior year, due to weakness in the overall economic environment and its impact on consumer shopping behavior and the impact of some of our initiatives, including our efforts to reduce costs, to reduce inventory, and to make changes to operating procedures for low volume stores.

        Fiscal 2009 compared to Fiscal 2008:    The 8.1% growth in revenue for fiscal 2009 was driven primarily by the acquisition of Brooks Eckerd. In addition, same store sales increased 0.8% and consisted of 0.7% pharmacy same store sales increase and a 0.9% increase in front end same store sales. Same store sales include the results of the Brooks Eckerd stores for the last thirty-nine weeks of fiscal 2009 and fiscal 2008.

        Pharmacy same store sales increased 0.7%. Increases in price per prescription were partially offset by increased generic penetration and a 1.0% same store prescription decline. The decline in same store prescriptions was driven by script count declines in the Brooks Eckerd stores, switches of prescriptions to over-the-counter medications and the overall economic environment. Same store script growth at the core Rite Aid stores was 0.7% for fiscal 2009 and same store scripts declined 5.0% for the Brooks Eckerd stores.

        Front end same store sales increased 0.9% in fiscal 2009, due to strong performance in our consumable and over-the-counter categories and improvement in our private brand penetration. These items were somewhat offset by weakness in the overall economic environment, which had a negative impact on seasonal sales in the second half of the fiscal year and decreases in photo sales, which were due to the continuing trend of consumers printing fewer images as well as the disruption of services due to the conversion of our photo technology to FUJI digital equipment. Front end same store sales for the core Rite Aid stores increased 1.2% for the year, while front end same store sales for the Brooks Eckerd stores declined by 0.5%.

Costs and Expenses

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold	$18,845,027	$19,253,616	$17,689,272
Gross profit	6,824,090	7,035,652	6,637,574
Gross margin	26.6%	26.8%	27.3%
Selling, general and administrative expenses	$6,603,372	$6,985,367	$6,366,137
Selling, general and administrative expenses as a percentage of revenues	25.7%	26.6%	26.2%
Goodwill impairment charge	—	1,810,223	—
Lease termination and impairment charges	208,017	293,743	86,166
Interest expense	515,763	477,627	449,596
Loss on debt modifications and retirements, net	993	39,905	12,900
(Gain) loss on sale of assets, net	(24,137)	11,581	(3,726)

  Cost of Goods Sold

        Gross margin rate was 26.6% for fiscal 2010 compared to 26.8% in fiscal 2009. The decline in gross margin rate for fiscal 2010 was driven primarily by pharmacy margin decline due to reductions in reimbursement rates including reductions in Medicaid reimbursements resulting from the AWP rollback, fewer new generics and fewer price reductions on existing generics. We expect the impact from these items to continue in fiscal 2011, which could result in lower pharmacy margins. Front end gross margin was lower, as improvements in shrink and distribution costs were more than offset by a higher mix of promotional sales and lower inventory capitalization costs. Partially offsetting the decline in front end and pharmacy margins was a reduction in LIFO expense.

        Gross margin rate was 26.8% for fiscal 2009 compared to 27.3% in fiscal 2008. The decline in gross margin rate for fiscal 2009 was driven primarily by a significant increase in our LIFO charge, which is due to higher front end and pharmacy product inflation than in prior years. Pharmacy gross margin rate on a FIFO basis improved due to an increase in the percentage of generic drugs dispensed and a lower cost of generics, partially offset by lower reimbursement rates. Front end gross margin on a FIFO basis was flat, as improvements in shrink were offset by a reduction in photo sales.

        We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO charge was $88.5 million in fiscal 2010, $184.6 million in fiscal 2009 and $16.1 million in fiscal 2008.

  Selling, General and Administrative Expenses

        SG&A for fiscal 2010 was 25.7% as a percentage of revenue, compared to 26.6% in fiscal 2009. The decrease in SG&A as a percentage of revenues is mostly due to a decrease in salaries and benefit costs due to better labor control and reductions in store operating expenses and corporate administrative expenses resulting from our various cost reduction initiatives.

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

  Goodwill Impairment

        In fiscal 2009, we impaired all of our existing goodwill, which resulted in a non-cash charge of $1.81 billion. This entry was required due to the fact that our market value, as indicated by the trading price of our common stock, was less than the carrying value of our net assets as of February 28, 2009.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts and number of locations as follows:

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
	(Dollars in thousands)
Impairment charges	$75,475	$157,334	$30,823
Facility and equipment lease exit charges	132,542	136,409	55,343

	$208,017	$293,743	$86,166

Impairment charges
Number of Stores	670	815	420
Number of Distribution Centers	1	—	—

	671	815	420
Lease exit charges
Number of Stores	108	162	66
Number of Distribution Centers	1	—	—

	109	162	66

        Impairment Charges.    These amounts include the write-down of long-lived assets to estimated fair value at stores that were identified for impairment as part of our on-going store performance review at all of our stores or management's intention to relocate or close a specific store. The increase in impairment charges in fiscal 2009 was primarily due to current and projected operating results at these stores not being sufficient to cover the asset values.

        Facility and Equipment Lease Exit Charges.    Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, "Exit or Disposal Cost Obligations." We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The increase in facility and equipment lease exit charges over fiscal 2008 is due to a higher level of stores closed in fiscal 2009 and 2010 and a decrease in the amount of assumed sublease income over the remaining minimum lease term.

        As part of our ongoing business activities, we assess stores and distribution centers for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        In fiscal 2010, 2009, and 2008, interest expense was $515.8 million, $477.6 million and $449.6 million, respectively. The increase in interest expense in fiscal 2010 compared to fiscal 2009 is due to higher cost debt incurred as part of our fiscal 2010 refinancings offset somewhat by lower LIBOR rates and decreased borrowings under the revolving credit facility.

        The annual weighted average interest rates on our indebtedness in fiscal 2010, 2009 and 2008 were 6.8%, 6.6% and 7.5%, respectively.

  Income Taxes

        Income tax expense of $26.8 million, $329.3 million and $802.7 million, has been recorded for fiscal 2010, 2009 and 2008, respectively. Net loss for fiscal 2010 included income tax expense of $26.8 million and was primarily comprised of an accrual for state and local taxes net of federal tax recoveries and adjustments to unrecognized tax benefits. The Company maintains a full valuation allowance against the net deferred tax assets. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

        The fiscal 2009 income tax expense included non-cash income tax expense of $673.1 million related to the write-down of our remaining net Federal and State deferred tax assets through an adjustment to our valuation allowance. This change was primarily due to a decline in actual results from our previous forecast as a result of the impact of current economic conditions on fiscal 2009 results. The fiscal 2008 income tax expense included a non-cash tax expense of $920.4 million related to an increase of the valuation allowance on federal and state net deferred tax assets. The existence of negative evidence at March 1, 2008, was primarily the result of recently completed acquisition of Brooks Eckerd and the impact on current year earnings due to planned integration and acquisition activities, compounded by the weakening economy during the second half of the year.

        We monitor all available evidence related to our ability to utilize our remaining net deferred tax assets. We maintained a full valuation allowance of $1,984.5 million and $1,787.8 million against remaining net deferred tax assets at fiscal year end 2010 and 2009, respectively.

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

Credit Facility

        Our senior secured credit facility includes a $1.175 billion revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 4.25% (with a minimum LIBOR of 3.00%), if we choose to make LIBOR borrowings, or at Citibank's base rate plus 3.25% (with a minimum base rate of 4.00%). The interest rate can fluctuate between LIBOR plus 4.25% and LIBOR plus 4.75%, based upon the amount of revolver availability, as defined in the senior credit facility. We are required to pay fees between 0.75% and 1.00% per annum on the daily unused amount of the revolving credit facility, depending on the amount of revolver availability. Amounts drawn under this credit facility become due and payable in September 2012.

        Our ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 27, 2010, we had $80.0 million outstanding under the revolving credit facility. At February 27, 2010, we also had letters of credit outstanding against the revolving credit facility of $159.0 million, which resulted in additional borrowing capacity of $936.0 million.

        On June 4, 2007, we amended our senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1.105 billion and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loan") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 2 Term Loan may also be required.

        In July 2008, we issued a new senior secured term loan (Tranche 3 Term Loan) of $350.0 million under our existing senior secured credit facility. The Tranche 3 Term Loan was issued at a discount of 90% of par. The Tranche 3 Term Loan matures on June 4, 2014 and bears interest at LIBOR (with a minimum LIBOR rate of 3.00%) plus 3.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate (with a minimum base rate of 4.00%) plus 2.00%. We must make mandatory prepayments of the Tranche 3 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 3 Term Loan may also be required.

        In June 2009, we issued a new senior secured term loan (the "Tranche 4 Term Loan") of $525.0 million under our existing secured credit facility. In October 2009, we issued an additional $125.0 million under the Tranche 4 Term Loan as part of the Refinancing. The Tranche 4 Term Loan matures on June 10, 2015 and bears interest at a rate per annum equal to, at our option, either (a) an adjusted LIBOR rate (with a LIBOR floor of 3.00% per annum) plus 6.50% or (b) Citibank's base rate (with a floor of 4.00% per annum) plus 5.50%. We must make mandatory prepayments of the Tranche 4 Term Loan with the proceeds of certain asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under the senior secured credit facility, prepayment of the Tranche 4 Term Loan may also be required. All prepayments of the Tranche 4 Term Loan occurring on or prior to the third anniversary of the initial borrowing of the Tranche 4 Term Loan are subject to a prepayment premium in an amount equal to (i) 5.0% of the principal amount prepaid if such prepayment occurs on or prior to the first anniversary of such borrowing, (ii) 3.0% of the principal amount prepaid if such prepayment occurs on or prior to the second anniversary of such borrowing and

(iii) 1.0% of the principal amount prepaid if such prepayment occurs on or prior to the third anniversary of such borrowing.

        The senior secured credit facility also restricts us and the subsidiary guarantors from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store deposit accounts, cash necessary to cover our current liabilities and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The senior secured credit facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our senior secured credit facility or (b) the sum of revolver availability under our senior secured credit facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100.0 million for three consecutive business days (a "cash sweep period"), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the senior secured credit facility, and then held as Collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our senior secured credit facility.

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014 and for the voluntary repurchase of debt with a maturity after June 4, 2014 if we maintain availability on the revolving credit facility of at least $100.0 million

        Our credit facility has a fixed charge coverage ratio test which increases from 1.05 to 1.10 beginning in the first quarter of fiscal 2011. The senior secured credit facility only requires us to maintain the minimum fixed charge coverage ratio once availability on the revolving credit facility is less than $150 million.

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

Other 2010 Transactions

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

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of February 27, 2010, the amount of additional secured debt that could be incurred under these indentures was approximately $997.6 million (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we could not incur any additional secured debt as of February 27, 2010 assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

  Sale Leaseback Transactions

        During fiscal 2010 we sold a total of 3 owned stores to independent third parties. Net proceeds from these sales were $8.0 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 to 20 years. We accounted for all of these leases as operating leases. A gain on the sale of these stores of $5.3 million was deferred and is being recorded over the minimum term of these leases.

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

        These transactions were financed via the issuance of a new senior secured term loan (the Tranche 3 Term Loan) described above and the issuance of a $470.0 million aggregate principal amount of 10.375% senior secured notes due July 2016. These notes are unsecured unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our senior secured credit facility. The guarantees are secured by shared second priority liens with holders of our 7.5% senior secured notes due 2017 and our 10.25% senior secured notes due 2019. The indenture that governs the 10.375% senior secured notes due 2016 contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 10.375% senior secured notes due July 2016 were issued at 90.588% of par.

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

  Preferred Stock Transactions

        In the fourth quarter of fiscal 2009 the holder of substantially all of the outstanding shares of our Series G preferred stock converted its shares into 27.1 million shares of our common stock at a conversion rate of $5.50 per share.

        During fiscal 2006, we issued 4.8 million shares of our Series I Mandatory Convertible preferred stock ("Series I preferred stock"). In the first quarter of fiscal 2009, we entered into agreements with several of the holders of the Series I preferred stock to convert 2.4 million shares into common stock, at a rate of 5.6561 common shares per preferred share, earlier than the mandatory conversion date, which resulted in the issuance of 14.6 million shares of our common stock. In the third quarter of fiscal 2009, the remaining outstanding 2.4 million shares of Series I preferred stock automatically converted into common stock, at a rate of 5.6561 common shares per preferred share, which resulted in the issuance of 13.7 million shares of our common stock.

  Sale Leaseback Transactions

        During fiscal 2009 we sold a total of 72 owned stores to independent third parties. Net proceeds from these sales were $193.0 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 67 of these leases as operating leases and the remaining five were initially accounted for using the financing method as these lease agreements contain a clause that allow the buyer to force us to repurchase the properties under certain conditions. A gain on the sale of these stores of $5.2 million was deferred and is being recorded over the minimum term of these leases. Subsequent to February 28, 2009, the clause that allowed the buyer to force us to repurchase the property lapsed on three of these leases. Therefore, these leases are now accounted for as operating leases.

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

  Sale Leaseback Transactions

        During fiscal 2008 we sold a total of 22 owned stores to independent third parties. Net proceeds from these sales were $93.3 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. We accounted for 14 of these leases as operating leases and the remaining eight were accounted for using the financing method as these lease agreements contain a clause that allow the buyer to force us to repurchase the properties under certain conditions. Subsequent to March 1, 2008, the clause that allowed the buyer to force us to repurchase the property lapsed on all of these leases. Therefore, these leases are now accounted for as operating leases.

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

        On October 26, 2009, we terminated both accounts receivable securitization facilities and replaced them with senior secured notes, increased borrowing capacity under our existing senior secured revolving credit facility and an increase in borrowings under our Tranche 4 Term Loan. As part of this refinancing, we incurred a prepayment penalty of $2.3 million in relation to the Second Lien Facility and recognized $3.8 million of unamortized discount related to the Second Lien Facility. These charges are recorded as a component of selling, general, and administrative expenses.

        The table below details receivable transfer activity for the years presented (in thousands). Note that for the period ended February 27, 2010, receivables securitization activity is reflected through October 26, 2009, the date of the termination of the securitization facilities.

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Average amount of outstanding receivables transferred	$226,521	$471,319	$332,115
Total receivable transfers	$2,240,000	$6,940,000	$4,992,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$2,320,000	$7,045,000	$4,907,000

        The program fee under the First Lien Facility was LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee was 3.5% of the total facility commitment of $345.0 million. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2010, 2009 and 2008 were $12.0 million, $24.9 million and $22.3 million, respectively.

        Financing fees related to the Second Lien Facility for fiscal 2010 were $24.9 million and are recorded as a component of selling, general, and administrative expenses. At February 28, 2009, our interest in the third party pharmaceutical receivables is as follows (in thousands):

February 28, 2009
Third party pharmaceutical receivables	$955,827
Allowance for uncollectible accounts	(31,421)

Net third party receivables	924,406
First lien facility	(330,000)
Second lien facility (net of discount of $6,621)	(218,379)

Net retained interest	$376,027

        As of February 27, 2010, we had no material off balance sheet arrangements, other than operating leases included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of February 27, 2010, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$512,384	$1,075,843	$2,477,651	$5,478,073	$9,543,951
Capital lease obligations(2)	31,652	44,820	44,250	102,189	222,911
Operating leases(3)	1,007,159	1,891,244	1,688,143	5,417,157	10,003,703
Open purchase orders	396,923	—	—	—	396,923
Redeemable preferred stock(4)	—	—	—	21,300	21,300
Other, primarily self insurance and retirement plan obligations(5)	110,175	127,394	30,635	75,118	343,322
Minimum purchase commitments(6)	146,632	291,026	295,316	702,443	1,435,417

Total contractual cash obligations	$2,204,925	$3,430,327	$4,535,995	$11,796,280	$21,967,527

Commitments
Lease guarantees(7)	$28,425	$54,424	$52,859	$101,591	$237,299
Outstanding letters of credit	159,040	—	—	—	159,040

Total commitments	2,392,390	3,484,751	4,588,854	11,897,871	22,363,866

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of February 27, 2010.

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

(7)
Represents lease guarantee obligations for 134 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.

        Obligations for income tax uncertainties pursuant to ASC 740, "Income Taxes" of approximately $117.0 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

        Cash flow used in operating activities was $325.1 million in fiscal 2010. Cash flow was negatively impacted by the repayments of the accounts receivable securitization facilities totaling $555.0 million and a decrease in accounts payable offset by a reduction in inventory and accounts receivable. The decreases in accounts receivables, inventory and accounts payable were due to operating fewer stores and various working capital initiatives.

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

        Cash used in investing activities was $120.5 million in fiscal 2010. Cash was used for the purchase of property, plant and equipment and prescription files which was offset in part by proceeds from asset dispositions.

        Cash used in investing activities was $346.4 million in fiscal 2009. Cash was used for the purchase of property, plant and equipment and prescription files which was offset in part by proceeds from our sale leaseback transactions and proceeds from asset dispositions.

        Cash used in investing activities was $2,933.7 million in fiscal 2008. Cash used was primarily for the acquisition of Brooks Eckerd and purchase of property, plant and equipment and intangible assets offset by proceeds from sale-leaseback transactions and asset dispositions.

        Cash provided by financing activities was $397.1 million in fiscal 2010 due to proceeds from refinancings offset by a reduction in borrowings on our revolving credit facility and the payment of financing fees related to the refinancings.

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

Capital Expenditures

        We plan to make total capital expenditures of approximately $250 million during fiscal 2011, consisting of approximately 21% related to the new store construction and store relocation, 12%

related to store remodels and 67% related to prescription file purchases, infrastructure and maintenance requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities and use of the revolving credit facility.

Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the senior secured credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect the restriction on our credit facility, that could result if we fail to meet the fixed charge covenant in our senior secured credit facility, to have any impact on our business in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may enter into transactions to exchange debt for shares of common stock in order to reduce our outstanding debt.

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

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Allowance for uncollectible receivables:    Almost all of our prescription sales are made to customers that are covered by third party payors, such as insurance companies, prescription benefit management companies, government agencies, private employers, health maintenance organizations or other managed care providers. We recognize and report receivables that represent the amount owed to us for sales made to customers, who are employees or members of those payors, which have not yet been paid. We maintain an allowance for the amount of these receivables deemed to be uncollectible. This allowance is calculated based upon historical collection and write-off activity adjusted for current conditions. The estimated bad debt write-off rate is calculated by dividing historical write-offs for the most recent twelve months, for which collection activities have been completed, by third party payor sales for the same period. A bad debt expense is recognized by applying the estimated write-off rate to third party payor sales for the period. There have been no significant changes in the assumptions used to calculate our estimated write-off rate over the past three years. If the financial condition of the payors were to deteriorate, resulting in an inability to make payments, an additional reserve would be recorded in the period in which the change in financial condition first became known. Based on current conditions, we do not expect a significant change to our write-off rate in future periods. A one basis point difference in our estimated write-off rate for the year ended February 27, 2010, would have affected pretax income by approximately $1.4 million.

        Inventory:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations (including stores and distribution centers), as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for stores inventoried in the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended February 27, 2010, would have affected pre-tax income by approximately $9.5 million.

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

        The assumptions utilized in calculating impairment are updated annually. Should actual sales growth rates and related incremental cash flow differ from those forecasted and projected, we may incur future impairment charges related to the stores being evaluated. Changes in our discount rate of 50 basis points would not have a material impact on the total impairment recorded in fiscal 2010.

        Self-insurance liabilities:    We expense claims for self-insured medical, dental, workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured medical and dental claims incurred but not paid is determined by multiplying the average claim value paid over the most recent twelve months by the average number of days from the same period between when the claims were incurred and paid. There have been no significant changes in assumptions used to determine days lag over the last three years. Should a greater amount of claims occur compared to what was previously estimated or medical costs increase beyond what was anticipated, expense recorded may not be sufficient, and additional expense may be recorded. A one day change in days lag for the year ended February 27, 2010, would have affected pretax income by approximately $0.6 million.

        The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A 25 basis point difference in the discount rate for the year ended February 27, 2010, would have affected pretax income by approximately $1.9 million.

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

        These assumptions have not significantly changed over the last three years, except that the discount rate has been adjusted due to changes in rates derived from published high-quality long-term bond indices, the terms of which approximate the term of the cash flows to pay the accumulated benefit obligations when due. A decrease of 25 basis points in the discount rate, assuming no other changes in the estimates, increases the amount of the projected benefit obligation and the related required expense by $3.4 million and $0.2 million, respectively.

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

        A substantial amount of our closed stores were closed prior to our adoption of ASC 420, "Exit or Disposal Cost Obligations." Therefore, if interest rates change, reserves may be increased or decreased. In addition, changes in the real estate leasing markets can have an impact on the reserve. As of February 27, 2010, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $3.3 million for fiscal 2010.

        Income taxes:    We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate significant deferred tax assets which are currently offset by a valuation allowance. We regularly review the deferred tax assets for recoverability considering the relative impact of negative and positive evidence including our historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The weight given to the potential effect of the negative and positive evidence is commensurate with the extent to which it can be objectively verified. We establish a valuation allowance against deferred tax assets when we determine that it is more likely than not that some portion of our deferred tax assets will not be realized. There have been no significant changes in the assumptions used to calculate our valuation allowance over the last three years. However, changes in market conditions and the impact of the acquisition of Brooks Eckerd on operations have caused changes in the valuation allowance from period to period which were included in the tax provision in the period of change.

        We recognize tax liabilities in accordance with ASC 740, "Income Taxes" and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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

Adjusted EBITDA

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. We believe the adjusted non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define adjusted EBITDA as net loss excluding the impact of income taxes, interest expense and securitization costs, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-down liquidation expenses, stock-based compensation expense, debt modifications and retirements, sale of assets and investments and other items. We reference this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance and gives a better indication of our core operating performance. In addition, we base incentive compensation and our forward-looking estimates on adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Management believes that adjusted EBITDA also facilitates comparisons of our results of operations with those of companies having different capital structures. However, we do not, and do not recommend that adjusted non-GAAP measures are solely used to assess our financial performance or to formulate investment decisions. Additionally, our definition of adjusted EBITDA may not be calculated in the same manner as other companies.

        The following is a reconciliation of adjusted EBITDA to our net loss for fiscal 2010, 2009 and 2008:

	February 27, 2010 (52 weeks)	February 28, 2009 (52 weeks)	March 1, 2008 (52 weeks)
Net loss	$(506,676)	$(2,915,420)	$(1,078,990)
Interest expense and securitization costs	552,625	503,691	449,596
Income tax expense	26,758	329,257	801,198
Depreciation and amortization expense	534,238	586,208	472,473
LIFO charges	88,450	184,569	16,114
Goodwill impairment charge	—	1,810,223	—
Lease termination and impairment charges	208,017	293,743	86,166
Stock-based compensation expense	23,794	31,448	40,439
(Gain) loss on sale of assets, net	(24,137)	11,629	(11,826)
Loss on debt modifications and retirements, net	993	39,905	12,900
Incremental acquisition costs	—	85,633	154,222
Closed facility liquidation expense	14,801	19,353	14,396
Severance costs	6,184	15,754	—
Other	(73)	(4,846)	6,141

Adjusted EBITDA	$924,974	$991,147	$962,829

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 27, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at February 27, 2010
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed rate	$13,150	$115	$115	$190,842	$—	$3,951,000	$4,155,222	$3,690,742
Average Interest Rate	7.60%	7.00%	7.00%	6.95%	0.00%	9.05%	8.94%
Variable Rate	$19,425	$21,050	$101,050	$21,050	$1,379,588	$619,125	$2,161,288	$2,030,941
Average Interest Rate	4.59%	4.97%	6.97%	4.97%	2.98%	9.50%	5.09%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility and our Tranche 2 Term loans, Tranche 3 Term loans and Tranche 4 Term loans, are all based on LIBOR. However, the interest rate on our revolving credit facility, Tranche 3 Term loans and Tranche 4 Term loans all have a LIBOR floor of 300 basis points. Therefore, at year end, given the current interest rate environment, the only instrument that was subject to LIBOR fluctuations was our Tranche 2 Term loans. If the market rates of interest for LIBOR changed by 100 basis points as of February 27, 2010, our annual interest expense would change by approximately $11.1 million.

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

(b)   Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of February 27, 2010, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)   Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended February 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of February 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 27, 2010 of the Company and our report dated April 28, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 28, 2010

Item 9B.    Other Information

        None

PART III

        We intend to file with the SEC a definitive proxy statement for our 2010 Annual Meeting of Stockholders, to be held on June 23, 2010, pursuant to Regulation 14A not later than 120 days after February 27, 2010. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

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

2.     Financial Statement Schedule

  Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007

Exhibit Numbers	Description	Incorporation By Reference To
2.2	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated June 25, 2009	Exhibit 3.1 to Form 10-Q filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 6.70% Notes due 2001, 7.125% Notes due 2007, 7.70% Notes due 2027, 7.625% Notes due 2005 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 5.50% Notes due 2000, 6% Notes due 2005, 6.125% Notes due 2008 and 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of April 22, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.11 to Form 10-K, filed on May 2, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.6 to Form 10-Q, filed on January 9, 2008
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., to the Indenture dated as of April 22, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 8.125% Senior Secured Notes due 2010	Exhibit 4.7 to Form 10-Q, filed on July 10, 2008
4.8	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003

Exhibit Numbers	Description	Incorporation By Reference To
4.9	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008
4.10
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.11
	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.14	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.15	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.16
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N. A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.17
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 6, 2007
4.18
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008
4.19
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 6, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.20	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.21	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.22
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2016 Securities	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.23
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.24
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.25	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001

Exhibit Numbers	Description	Incorporation By Reference To
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.6	Supplemental Executive Retirement Plan*	Filed herewith
10.7	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010*	Filed herewith
10.8	Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.3 to Form 10-Q, filed on October 8, 2008
10.9	Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.8 to Form 10-K, filed on April 17, 2009
10.10	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Robert G. Miller*	Exhibit 4.31 to Form 8-K, filed on January 18, 2000
10.11	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.12	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-Q, filed on May 21, 2001
10.13	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, filed on October 7, 2003
10.14	Amendment No. 3 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 30, 2008*	Exhibit 10.6 to Form 10-Q, filed on January 7, 2009
10.15	Amendment No. 4 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of January 21, 2010*	Filed herewith
10.16	Side Agreement to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of October 11, 2006*	Exhibit 10.14 to Form 10-K, filed on April 29, 2008
10.17	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000

Exhibit Numbers	Description	Incorporation By Reference To
10.18	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.19	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008*	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.20	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.21	Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of June 26, 2007*	Exhibit 10.1 to Form 10-Q, filed on July 12, 2007
10.22	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of December 18, 2008*	Exhibit 10.3 to Form 10-Q, filed on January 7, 2009
10.23	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.24	Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of February 3, 2008*	Exhibit 10.5 to Form 10-Q, filed on January 6, 2010
10.25	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of September 23, 2009*	Exhibit 10.6 to Form 10-Q, filed on January 6, 2010
10.26	Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 22, 2003**	Exhibit 10.25 to Form 10-K, filed on April 29, 2008
10.27	First Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 8, 2007**	Exhibit 10.26 to Form 10-K, filed on April 29, 2008
10.28	Second Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of November 7, 2008**	Exhibit 10.1 to Form 10-Q, filed on January 7, 2009
10.29	Third Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 1, 2009**	Exhibit 10.30 to Form 10-K, filed on April 17, 2009
10.30	Fourth Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 10, 2009**	Exhibit 10.4 to Form 10-Q, filed on January 6, 2010

Exhibit Numbers	Description	Incorporation By Reference To
10.31	Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of January 1, 2003	Exhibit 10.27 to Form 10-K, filed on April 29, 2008
10.32	Fourth Amendment to Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of February 12, 2007	Exhibit 10.28 to Form 10-K, filed on April 29, 2008
10.33
	Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 11, 2009
10.34
	Refinancing Amendment No. 1, dated as of June 10, 2009, relating to the Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the subsidiary guarantors party thereto, the lender party thereto and Citicorp North America, Inc., as Administrative Agent	Exhibit 10.2 to Form 8-K, filed on June 11, 2009
10.35
	Refinancing Amendment No. 2, dated as of June 26, 2009, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Citicorp North America, Inc., as Administrative Agent and Collateral Processing Agent	Exhibit 10.1 to Form 8-K, filed on July 1, 2009
10.36
	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.37	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009
10.38	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009
10.39
	Amended and Restated Senior Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Exhibit 4.27 to Form 10-K, filed on April 29, 2008
10.40
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.36 to Form 10-K, filed on April 17, 2009
10.41
	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee.	Exhibit 4.37 to Form 10-K, filed on April 17, 2009
10.42
	Amended and Restated Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.33 to Form 10-K, filed on April 29, 2008.
10.43	Intercreditor Agreement, dated as of February 18, 2009, by and among Citicorp North America, Inc. and Citicorp North America, Inc., and acknowledged and agreed to by Rite Aid Funding II	Exhibit 10.2 to Form 8-K, filed on February 20, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.44	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
10.45
	Incremental Facility Amendment No. 1, dated as of October 26, 2009, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the other agents party thereto.	Exhibit 10.1 to Form 8-K, filed on October 29, 2009
10.46
	Incremental Facility Amendment No. 2, dated as of October 19, 2009 and effective as of October 26, 2009, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the other agents party thereto.	Exhibit 10.2 to Form 8-K, filed on October 29, 2009
11	Statement regarding computation of earnings per share	Filed herewith (see note 3 to the consolidated financial statements)
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14 (a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14 (a)/15d-14 (a) under Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

**
Confidential portions of these Exhibits were redacted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Rite Aid Corporation, its subsidiaries or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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
Camp Hill, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of February 27, 2010 and February 28, 2009, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended February 27, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of February 27, 2010 and February 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 27, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 28, 2010

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 27, 2010	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$103,594	$152,035
Accounts receivable, net	955,502	526,742
Inventories, net	3,238,644	3,509,494
Prepaid expenses and other current assets	210,928	176,661

Total current assets	4,508,668	4,364,932
Property, plant and equipment, net	2,293,153	2,587,356
Other intangibles, net	823,088	1,017,011
Other assets	425,002	357,241

Total assets	$8,049,911	$8,326,540

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$51,502	$40,683
Accounts payable	1,159,069	1,256,982
Accrued salaries, wages and other current liabilities	965,121	1,004,762

Total current liabilities	2,175,692	2,302,427
Long-term debt, less current maturities	6,185,633	5,801,230
Lease financing obligations, less current maturities	133,764	169,796
Other noncurrent liabilities	1,228,373	1,252,739

Total liabilities	9,723,462	9,526,192
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,523 and 1,435	152,304	143,498
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 887,636 and 886,113	887,636	886,113
Additional paid-in capital	4,277,200	4,265,211
Accumulated deficit	(6,959,372)	(6,452,696)
Accumulated other comprehensive loss	(31,320)	(41,779)

Total stockholders' deficit	(1,673,551)	(1,199,652)

Total liabilities and stockholders' deficit	$8,049,911	$8,326,540

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Revenues	$25,669,117	$26,289,268	$24,326,846
Costs and expenses:
Cost of goods sold	18,845,027	19,253,616	17,689,272
Selling, general and administrative expenses	6,603,372	6,985,367	6,366,137
Goodwill impairment charge	—	1,810,223	—
Lease termination and impairment charges	208,017	293,743	86,166
Interest expense	515,763	477,627	449,596
Loss on debt modifications and retirements, net	993	39,905	12,900
(Gain) loss on sale of assets, net	(24,137)	11,581	(3,726)

	26,149,035	28,872,062	24,600,345

Loss before income taxes	(479,918)	(2,582,794)	(273,499)
Income tax expense	26,758	329,257	802,701

Net loss from continuing operations	$(506,676)	$(2,912,051)	$(1,076,200)
Loss from discontinued operations, net of gain on disposal and income tax benefit	—	(3,369)	(2,790)

Net loss	$(506,676)	$(2,915,420)	$(1,078,990)

Computation of loss applicable to common stockholders:
Net loss	$(506,676)	$(2,915,420)	$(1,078,990)
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(8,807)	(21,768)	(32,533)
Preferred stock beneficial conversion	—	—	(556)

Loss applicable to common stockholders	$(515,585)	$(2,937,290)	$(1,112,181)

Basic and diluted loss per share:
Basic loss per share	$(0.59)	$(3.49)	$(1.54)

Diluted loss per share	$(0.59)	$(3.49)	$(1.54)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)/EQUITY
For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008
(In thousands)

	Preferred Stock Series E		Preferred Stock-Series G		Preferred Stock-Series H		Preferred Stock-Series I
									Common Stock				Accumulated Other Comprehensive Income (Loss)
											Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
BALANCE MARCH 3, 2007	2,500	$120,000	1,299	$129,917	1,274	$127,385	4,820	$116,415	536,686	536,686	3,118,299	$(2,462,197)	$(23,659)	$1,662,846
Net loss												(1,078,990)		(1,078,990)
Other comprehensive income:
Changes in Defined Benefit Plans													6,285	6,285
Tax provision from minimum pension liability adjustment													(2,743)	(2,743)

Comprehensive loss														(1,075,448)
Adjustment to initially apply ASC 740												4,467		4,467
Issuance of shares to Jean Coutu Group									250,000	250,000	840,000			1,090,000
Exchange of restricted shares for taxes									(1,423)	(1,423)	(7,080)			(8,503)
Issuance of restricted stock									7,179	7,179	(7,179)			—
Cancellation of restricted stock									(1,382)	(1,382)	1,382			—
Amortization of restricted stock balance											21,224			21,224
Stock-based compensation expense											19,215			19,215
Stock options exercised									4,135	4,135	8,629			12,764
Dividends on preferred stock			94	9,336	78	7,817					(17,153)			—
Preferred stock beneficial conversion											556	(556)		—
Conversion of Series E preferred stock	(2,500)	(120,000)							35,014	35,014	84,986			—
Cash dividends paid on preferred shares											(15,380)			(15,380)

BALANCE MARCH 1, 2008	—	$—	1,393	$139,253	1,352	$135,202	4,820	$116,415	830,209	$830,209	$4,047,499	$(3,537,276)	$(20,117)	$1,711,185

Net loss												(2,915,420)		(2,915,420)
Other comprehensive income:
Changes in Defined Benefit Plans													(21,662)	(21,662)

Comprehensive loss														(2,937,082)
Exchange of restricted shares for taxes									(1,741)	(1,741)	(1,113)			(2,854)
Issuance of restricted stock									2,646	2,646	(2,646)			—
Cancellation of restricted stock									(967)	(967)	967			—
Amortization of restricted stock balance											17,913			17,913
Stock-based compensation expense											13,535			13,535
Stock options exercised									516	516	601			1,117
Dividends on preferred stock			100	10,006	83	8,296					(18,302)			—
Conversion of Series G and I preferred stock			(1,493)	(149,258)			(4,820)	(116,415)	55,450	55,450	210,223			—
Cash dividends paid on preferred shares											(3,466)			(3,466)

BALANCE FEBRUARY 28, 2009	—	$—	—	$1	1,435	$143,498	—	$—	886,113	$886,113	$4,265,211	$(6,452,696)	$(41,779)	$(1,199,652)

Net loss												(506,676)		(506,676)
Other comprehensive income:
Changes in Defined Benefit Plans													10,459	10,459

Comprehensive loss														(496,217)
Exchange of restricted shares for taxes									(1,198)	(1,198)	(343)			(1,541)
Issuance of restricted stock									3,289	3,289	(3,289)			—
Cancellation of restricted stock									(642)	(642)	642			—
Amortization of restricted stock balance											11,772			11,772
Stock-based compensation expense											12,022			12,022
Stock options exercised									74	74	(8)			66
Dividends on preferred stock					88	8,806					(8,807)			(1)

BALANCE FEBRUARY 27, 2010	—	$—	—	$1	1,523	$152,304	—	$—	887,636	$887,636	$4,277,200	$(6,959,372)	$(31,320)	$(1,673,551)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
OPERATING ACTIVITIES:
Net loss	$(506,676)	$(2,915,420)	$(1,078,990)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	534,238	586,208	472,473
Goodwill impairment charge	—	1,810,223	—
Lease termination and impairment charges	208,017	293,743	86,166
LIFO charges	88,450	184,569	16,114
(Gain) loss on sale of assets, net	(24,137)	11,629	(11,826)
Stock-based compensation expense	23,794	31,448	40,439
Loss on debt modifications and retirements, net	993	39,905	12,900
Changes in deferred taxes	—	307,789	805,204
Proceeds from sale of inventory	—	—	16,811
Proceeds from insured loss	1,380	—	8,550
Changes in operating assets and liabilities:
Net (repayments to) proceeds from accounts receivable securitization	(555,000)	104,881	85,000
Accounts receivable	118,240	33,784	36,820
Inventories	181,542	196,517	(306,360)
Accounts payable	(194,655)	(140,258)	(115,624)
Other assets and liabilities, net	(201,249)	(185,108)	11,691

Net cash (used in) provided by operating activities	(325,063)	359,910	79,368

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(183,858)	(460,857)	(687,529)
Intangible assets acquired	(9,772)	(80,489)	(52,846)
Acquisition of Jean Coutu, USA, net of cash acquired	—	(112)	(2,306,774)
Proceeds from sale-leaseback transactions	7,967	161,553	48,985
Proceeds from dispositions of assets and investments	65,177	33,547	58,470
Proceeds from insured loss	—	—	5,950

Net cash used in investing activities	(120,486)	(346,358)	(2,933,744)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,303,307	900,629	2,307,867
Net (payments to) proceeds from revolver	(758,000)	(11,000)	549,000
Proceeds from financing secured by owned property	—	31,266	44,267
Principal payments on long-term debt	(174,706)	(870,054)	(15,939)
Change in zero balance cash accounts	86,650	(16,298)	79,606
Net proceeds from the issuance of common stock	66	1,117	12,764
Payments for preferred stock dividends	—	(3,466)	(15,380)
Deferred financing costs paid	(60,209)	(49,473)	(58,195)

Net cash provided by (used in) financing activities	397,108	(17,279)	2,903,990

(Decrease) increase in cash and cash equivalents	(48,441)	(3,727)	49,614
Cash and cash equivalents, beginning of year	152,035	155,762	106,148

Cash and cash equivalents, end of year	$103,594	$152,035	$155,762

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its wholly-owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 4,780 stores in operation as of February 27, 2010. The Company's drugstores' primary business is pharmacy services. The Company also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

        The Company's operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Pharmacy sales	$17,355,964	$17,604,284	$16,179,170
Front end sales	8,213,388	8,581,115	8,049,446
Other revenue	99,765	103,869	98,230

	$25,669,117	$26,289,268	$24,326,846

        Sales of prescription drugs represented approximately 67.9%, 67.2%, and 66.7% of the Company's total sales in fiscal years 2010, 2009 and 2008, respectively. The Company's principal classes of products in fiscal 2010 were the following:

Product Class	Percentage of Sales
Prescription drugs	67.9%
Over-the-counter medications and personal care	9.4%
Health and beauty aids	5.0%
General merchandise and other	17.7%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 27, 2010, February 28, 2009 and March 1, 2008 included 52 weeks.

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

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

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

  Inventories

        Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories. At February 27, 2010 and February 28, 2009, inventories were $831,113 and $746,467, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The LIFO charge was $88,450, $184,569 and $16,114 for fiscal years 2010, 2009, and 2008, respectively. During fiscal 2010 and 2009, a reduction in inventories related to working capital initiatives resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $33,085 and $13,777 cost of sales decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2010 and fiscal 2009, respectively.

  Impairment of Long-Lived Assets

        Asset impairments are recorded when the carrying value of assets are not recoverable. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of operating stores as "Assets to Be Held and Used" and "Assets to Be Disposed Of". The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at the store level include tangible long-lived assets and identifiable, finite-lived intangibles that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flows from the stores that support those assets.

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

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

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

        The Company capitalizes direct internal and external development costs and direct external application development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2010, 2009 and 2008, the Company capitalized costs of approximately $4,256, $4,990 and $3,399, respectively.

  Intangible Assets

        The Company has certain finite-lived intangible assets that are amortized over their useful lives. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Prescription files acquired in business combinations are amortized over an estimated useful life of ten years on an accelerated basis, which approximates the anticipated prescription file retention and related cash flows. Purchased prescription files acquired in other than business combinations are amortized over their estimated useful lives of five years on a straight-line basis.

  Deferred Financing Costs

        Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $20,789, $13,410, and $15,773 for fiscal 2010, 2009, and 2008, respectively.

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

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2010, 2009 and 2008 were $375,118, $375,790 and $375,025, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

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

  Benefit Plan Accruals

        The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of ASC 715, "Compensation—Retirement Benefits." Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and the rate of increase in future compensation levels.

  Stock-Based Compensation

        The Company has several stock option plans, which are described in detail in Note 15. The Company accounts for stock-based compensation under ASC 718, "Compensation—Stock Compensation," which requires companies to account for share-based payments to associates using the fair value method of expense recognition. Fair value for stock options can be calculated using either a closed form or open form calculation method. ASC 718 requires companies to recognize option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.

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

  Facility Closing Costs and Lease Exit Charges

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

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

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

        The Company recognizes tax liabilities in accordance with ASC 740, "Income Taxes" and management adjusts these liabilities with changes in judgment as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

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

  Significant Concentrations

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2010, the top five third party payors accounted for approximately 41.4% of the Company's total sales. The largest third party payor represented 14.4%, 12.6%, and 11.3% of total sales during fiscal 2010, 2009, and 2008, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. During fiscal 2010, state sponsored Medicaid agencies accounted for approximately 6.9% of the Company's total sales, the largest of which was approximately 2.0% of the Company's total sales. Any significant

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        During fiscal 2010, the Company purchased brand pharmaceuticals and some generic pharmaceuticals which amounted to approximately 93.5% of the dollar volume of its prescription drugs from a single wholesaler, McKesson Corp. ("McKesson"), under a contract expiring April 1, 2013. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have temporary difficulty filling prescriptions until a replacement wholesaler agreement was executed, which would negatively impact the business.

  Certain Business Risks and Management's Plans

        The U.S. economy is currently in a recession and the future economic environment may continue to be less favorable than that of recent years. The Company is highly leveraged and its substantial indebtedness could limit cash flow available for operations and could adversely affect its ability to service debt or obtain additional financing. As a result of the current condition of the credit markets, the Company may not be able to obtain additional financing on favorable terms, or at all. If the Company's operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt and other obligations or otherwise be required to delay its planned activities.

        Management believes that the Company has adequate sources of liquidity to meet its anticipated requirements for working capital, debt service and capital expenditures through fiscal 2011. The Company has a $1,175,000 senior secured revolving credit facility of which $80,000 was outstanding at February 27, 2010.

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, "Derivatives and Hedging." As of February 27, 2010 and February 28, 2009, the Company had no interest rate swap arrangements or other derivatives.

  Discontinued Operations

        For purposes of determining discontinued operations, the Company has determined that the store level is a component of the entity within the context of ASC 360, "Property, Plant and Equipment." A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The Company routinely evaluates its store base and closes non-performing stores. The Company evaluates the results of operations of these closed stores both quantitatively and qualitatively to determine if it is appropriate for reporting as discontinued operations. Stores sold where the Company retains the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

prescription files are excluded from the analysis as the Company retains direct cash flows resulting from the migration of revenue to existing stores.

2. Acquisition

        On June 4, 2007, the Company acquired of all of the membership interests of JCG (PJC) USA, LLC ("Jean Coutu USA"), the holding company for the Brooks Eckerd drugstore chain ("Brooks Eckerd"), from Jean Coutu Group (PJC) Inc. ("Jean Coutu Group"), pursuant to the terms of the Stock Purchase Agreement (the "Agreement") dated August 23, 2006. As consideration for the acquisition of Jean Coutu USA (the "Acquisition"), the Company paid $2,307,747 and issued 250,000 shares of Rite Aid common stock. The Company financed the cash payment via the establishment of a new term loan facility, issuance of senior notes and borrowings under its existing revolving credit facility. The consideration associated with the common stock was $1,090,000 based on a stock price of $4.36 per share, representing the average closing price of Rite Aid common stock beginning two days prior to the announcement of the Acquisition on August 24, 2006 and ending two days after the announcement. At February 27, 2010 the Jean Coutu Group owned approximately 27.5% of total Rite Aid voting power.

        The Company's consolidated financial statements for the fiscal year ended March 1, 2008 include Brooks Eckerd results of operations for the thirty-nine week period ended March 1, 2008.

        The following unaudited pro forma consolidated financial data gives effect to the Acquisition as if it had occurred as of the beginning of the period presented.

March 1, 2008 (52 Weeks)
Net revenues	$26,747,000
Net loss	(1,133,300)
Basic loss per share	$(1.57)
Diluted loss per share	$(1.57)

        The pro forma combined information assumes the acquisition of Brooks Eckerd occurred at the beginning of the period presented. These results have been prepared by combining the historical results of the Company and historical results of Brooks Eckerd. The pro forma financial data for the period presented includes adjustments to reflect the incremental interest expense that results from the incurrence of the additional debt to finance the acquisition and additional depreciation and amortization expense resulting from the purchase price allocation. The pro forma information for the fiscal year ended March 1, 2008 includes charges of $154,222 resulting from the integration of the Brooks Eckerd stores.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

2. Acquisition (Continued)

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

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Numerator for loss per share:
Net loss	$(506,676)	$(2,915,420)	$(1,078,990)
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(8,807)	(21,768)	(32,533)
Preferred stock beneficial conversion	—	—	(556)

Loss applicable to common stockholders—basic and diluted	$(515,585)	$(2,937,290)	$(1,112,181)

Denominator:
Basic and diluted weighted average shares	880,843	840,812	723,923
Basic and diluted loss per share:
Basic and diluted loss per share	$(0.59)	$(3.49)	$(1.54)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

3. Loss Per Share (Continued)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of February 27, 2010, February 28, 2009 and March 1, 2008:

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Stock options	76,114	70,162	64,662
Convertible preferred stock	27,692	26,091	77,163
Convertible debt	61,045	61,045	—

	164,851	157,298	141,825

        Also excluded from the computation of diluted loss per share as of February 27, 2010, February 28, 2009 and March 1, 2008 are restricted shares of 5,944, 6,515, and 9,395 which are included in shares outstanding.

4. Lease Termination and Impairment Charges

        Lease termination and impairment charges consisted of amounts and number of locations as follows:

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Impairment charges	$75,475	$157,334	$30,823
Facility and equipment lease exit charges	132,542	136,409	55,343

	$208,017	$293,743	$86,166

Impairment charges
Number of Stores	670	815	420
Number of Distribution Centers	1	—	—

	671	815	420
Lease exit charges
Number of Stores	108	162	66
Number of Distribution Centers	1	—	—

	109	162	66

  Impairment Charges

        These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store, or because of changes in

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

4. Lease Termination and Impairment Charges (Continued)

circumstances that indicated the carrying value of an asset may not be recoverable. The increase in impairment charges in fiscal 2009 was triggered by projected operating results at certain stores not being sufficient to cover the asset values at these stores.

  Facility and Equipment Lease Exit Charges

        Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, "Exit or Disposal Cost Obligations." The Company calculates its liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. The increase in facility and equipment lease exit charges over fiscal 2008 is due to a higher level of stores closed in fiscal 2009 and 2010 and a decrease in the amount of assumed sublease income over the remaining minimum lease term.

        The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion.

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Balance—beginning of year	$381,411	$329,682	$195,205
Provision for present value of noncancellable lease payments of closed stores	80,331	97,667	27,464
Changes in assumptions about future sublease income, terminations and change of interest rate	31,014	20,947	16,482
Reversals of reserves for stores that management has determined will remain open	—	—	(1,465)
Interest accretion	26,693	19,837	13,874
Leased properties of Jean Coutu USA closed or designated to be closed	—	—	133,864
Cash payments, net of sublease income	(106,795)	(86,722)	(55,742)

Balance—end of year	$412,654	$381,411	$329,682

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

4. Lease Termination and Impairment Charges (Continued)

        The Company's revenues and income before income taxes for fiscal 2010, 2009, and 2008 included results from stores that have been closed or are approved for closure as of February 27, 2010. The revenue and operating losses of these stores for the periods are presented as follows:

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Revenues	$248,572	$786,883	$1,286,798
Income (loss) from operations	4,350	(69,148)	(31,680)

        Included in income or loss from operations for fiscal 2010, 2009, and 2008 are depreciation and amortization charges of $4,554, $13,090 and $18,413, respectively, and closed store inventory liquidation charges of $5,236, $9,881 and $6,193, respectively. Also included in loss from operations for fiscal 2010 are gains on the sale of assets of $33,042 and for fiscal 2009 and 2008 are losses on the sale of assets of $13,694 and $2,853, respectively. Income or loss from operations does not include any allocation of corporate level overhead costs. The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues. The amounts indicated above do not include the results of operations for stores closed related to discontinued operations.

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

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

4. Lease Termination and Impairment Charges (Continued)

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges February 27, 2010
Long-lived assets held and used	$—	$20,274	$4,262	$24,536	$(64,469)
Long-lived assets held for sale	—	14,927	—	14,927	(11,006)

Total	$—	$35,201	$4,262	$39,463	$(75,475)

5. Discontinued Operations

        During the fourth quarter of fiscal 2008, the Company entered into agreements to sell the prescription files of 28 of its stores in the Las Vegas, Nevada area. The Company owned four of these stores and the remaining stores were leased. The Company assigned the lease rights of 17 of those stores to other entities and closed the remaining leased stores. The Company has sold three of the owned stores and plans to sell the remaining one owned store. The sale and transfer of the prescription files has been completed and the inventory at the stores has been liquidated.

        The Company has presented the operating results of and the gain on the sale of Las Vegas as a discontinued operation in the statement of operations for fiscal 2009 and 2008. The following amounts have been segregated from continuing operations and included in discontinued operations:

	Year Ended
	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
	(Dollars in thousands)
Revenues	$267	$90,815
Costs and expenses:
Cost of goods sold	1,652	70,171
Selling, general and administrative expenses	1,936	33,039
Loss (gain) on sale of assets	48	(8,100)

Total costs and expenses	3,636	95,110

Loss from discontinued operations before income taxes	(3,369)	(4,295)
Income tax benefit	—	(1,505)

Net loss from discontinued operations	$(3,369)	$(2,790)

        The assets and liabilities of the divested stores for the year ended February 28, 2009 are not significant and have not been segregated in the consolidated balance sheets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

6. Income Taxes

        The provision for income taxes was as follows:

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Current tax expense (benefit):
Federal	$(4,819)	$165	$(355)
State	3,330	6,327	1,183

	(1,489)	6,492	828
Deferred tax expense (benefit):
Federal	1,849	260,592	726,167
State	26,398	62,173	75,706

	28,247	322,765	801,873

Total income tax expense	$26,758	$329,257	$802,701

        A reconciliation of the expected statutory federal tax and the total income tax benefit was as follows:

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Expected federal statutory expense at 35%	$(167,972)	$(903,974)	$(95,725)
Nondeductible expenses	2,941	9,445	6,476
State income taxes, net	(24,662)	(54,921)	(25,789)
Increase (reduction) of previously recorded liabilities	18,359	9,737	(999)
Recoverable AMT tax due to special 5-year NOL carryback	(4,790)	—	—
Credits generated	—	—	(1,699)
Goodwill Impairment	—	595,856	—
Valuation allowance	202,882	673,114	920,437

Total income tax expense (benefit)	$26,758	$329,257	$802,701

        Net loss for fiscal 2010 included income tax expense of $26,758 and was primarily comprised of an accrual for state and local taxes net of federal tax recoveries and adjustments to unrecognized tax benefits. The Company maintains a full valuation allowance against the net deferred tax assets. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to ASC 740, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

6. Income Taxes (Continued)

future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

        The fiscal 2009 income tax expense included non-cash income tax expense of $673,114 related to the write-down of our remaining net Federal and State deferred tax assets through an adjustment to our valuation allowance. The increase to the valuation allowance for fiscal 2009 was primarily related to the impact of the current economic conditions on fiscal 2009 operating results. The income tax expense for fiscal 2008 included $920,437 related to the increase of the valuation allowance on federal and state net deferred tax assets. The existence of negative evidence at March 1, 2008 was primarily the result of recently completed acquisition of Brooks Eckerd and the impact on current year earnings due to planned integration and acquisition activities, compounded by the weakening economy during the latter half of the year.

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at February 27, 2010 and February 28, 2009:

	2010	2009
Deferred tax assets:
Accounts receivable	$21,934	$25,634
Accrued expenses	284,383	303,782
Liability for lease exit costs	193,073	177,837
Pension, retirement and other benefits	187,240	157,867
Long-lived assets	148,404	75,983
Other	3,842	5,864
Credits	71,070	74,050
Net operating losses	1,411,692	1,289,275

Total gross deferred tax assets	2,321,638	2,110,292
Valuation allowance	(1,984,468)	(1,787,798)

Total deferred tax assets	337,170	322,494
Deferred tax liabilities:
Inventory	337,170	322,494

Total gross deferred tax liabilities	337,170	322,494

Net deferred tax assets	$—	$—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

6. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2010	2009	2008
Unrecognized tax benefits	$280,394	$233,014	$23,004
Increases to prior year tax positions	8,661	5,395	31,122
Increases to prior year tax positions for Brooks Eckerd Acquisition	—	40,670	178,759
Decreases to tax positions in prior periods	(306)	(2,532)	—
Increases to current year tax positions	12,669	5,189	3,459
Settlements	—	(811)	—
Lapse of statute of limitations	(711)	(531)	(3,330)

Unrecognized tax benefits balance	$300,707	$280,394	233,014

        The amount of the above unrecognized tax benefits at February 27, 2010, February 28, 2009 and March 1, 2008 which would impact the Company's effective tax rate, if recognized, was $116,972, $100,995 and $82,652, respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of February 27, 2010, February 28, 2009 and March 1, 2008, the Company had a corresponding recoverable indemnification asset of $146,053, $131,681 and $107,148, respectively from Jean Coutu Group, included in the "Other Assets" line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. The Company recognized expense for net interest and penalties in connection with tax matters of $12,267, $9,527 and $238 for fiscal years 2010, 2009 and 2008, respectively. As of February 27, 2010 and February 28, 2009, the total amount of accrued income tax-related interest and penalties was $58,443 and $46,175, respectively.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2005. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax return for Brooks Eckerd for fiscal years 2006 thru 2007. In fiscal 2010, the IRS completed the examination of the consolidated U.S. income tax return for Rite Aid Corporation and subsidiaries for fiscal year 2008 and issued a no change report. Additionally the IRS completed the examination of the consolidated U.S. income tax return for Brooks

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

6. Income Taxes (Continued)

Eckerd for the fiscal years 2004 and 2005. A revenue agent report (RAR) was received in the fourth quarter of fiscal 2010. The company is appealing these audit results. Management believes that the Company has adequately provided for any potential adverse results. Furthermore, the tax indemnification referenced above would reimburse the company for any assessment that may arise. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from fiscal 2003.

  Net Operating Losses, Capital Losses and Tax Credits

        At February 27, 2010, the Company had federal net operating loss (NOL) carryforwards of approximately $3,423,999, the majority of which will expire, if not utilized, between fiscal 2019 and fiscal 2022.

        At February 27, 2010, the Company had state NOL carryforwards of approximately $5,736,643, the majority of which will expire between fiscal 2019 and fiscal 2027.

        At February 27, 2010, the Company had federal business tax credit carryforwards of $58,152, the majority of which will expire between fiscal 2012 and fiscal 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $3,221.

  Valuation Allowances

        The valuation allowances as of February 27, 2010 and February 28, 2009 apply to the net deferred tax assets of the Company. The valuation allowance was increased in the third and fourth quarters of fiscal 2009 to fully offset the net deferred tax assets. The increase for fiscal 2009 was primarily related to the impact of the current economic conditions on fiscal 2009 operating results. The Company maintained a full valuation allowance of $1,984,468 and $1,787,798 against net deferred tax assets at February 27, 2010 and February 28, 2009, respectively.

7. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at February 27, 2010 and February 28, 2009 was $31,549 and $37,490, respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

        Until October 26, 2009, the Company maintained securitization agreements (the "First Lien Facility") with several multi-seller asset-backed commercial paper vehicles ("CPVs"). Under the terms of the First Lien Facility, the Company sold substantially all of its eligible third party pharmaceutical receivables to a bankruptcy remote Special Purpose Entity ("SPE") and retained servicing

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

7. Accounts Receivable (Continued)

responsibility. The SPE then transferred an interest in these receivables to various CPVs. The Company also maintained a $225,000 second priority accounts receivable securitization term loan (the "Second Lien Facility").

        On October 26, 2009, the Company terminated both accounts receivable securitization facilities and replaced them with senior secured notes, increased borrowing capacity under the Company's existing senior secured revolving credit facility and an increase in borrowings the Company's Tranche 4 Term Loan. The new borrowings are discussed in more detail in Note 11. As part of this refinancing, the Company incurred a prepayment penalty of $2,250 in relation to the Second Lien Facility and recognized $3,822 of unamortized discount related to the Second Lien Facility. These charges are recorded as a component of selling, general, and administrative expenses.

        At October 26, 2009, prior to the termination of the First Lien Facility, the total outstanding receivables that had been transferred to CPV's were $250,000. At February 28, 2009, the total outstanding receivables that had been transferred to CPVs were $330,000.

        The table below details receivable transfer activity for the years ended February 27, 2010, February 28, 2009 and March 1, 2008. Note that for the fifty-two period ended February 27, 2010, receivables securitization activity is reflected through October 26, 2009, the date of the termination of the securitization facilities.

	Year Ended
	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)	March 1, 2008 (52 Weeks)
Average amount of outstanding receivables transferred	$226,521	$471,319	$332,115
Total receivable transfers	$2,240,000	$6,940,000	$4,992,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$2,320,000	$7,045,000	$4,907,000

        The program fee under the First Lien Facility was LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee was 3.5% of the total facility commitment of $345,000. The program and the liquidity fees are recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2010, 2009 and 2008 were $11,980, $24,903 and $22,314, respectively.

        Financing fees related to the Second Lien Facility for fiscal 2010 and 2009 were $24,882 and $1,161, respectively and are recorded as a component of selling, general, and administrative expenses.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

7. Accounts Receivable (Continued)

        At February 28, 2009, the Company's interest in the third party pharmaceutical receivables was as follows:

February 28, 2009
Third party pharmaceutical receivables	$955,827
Allowance for uncollectible accounts	(31,421)

Net third party receivables	924,406
First lien facility	(330,000)
Second lien facility (net of discount of $6,621)	(218,379)

Net retained interest	$376,027

8. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at February 27, 2010 and February 28, 2009:

	2010	2009
Land	$267,938	$280,391
Buildings	749,741	798,048
Leasehold improvements	1,617,713	1,623,136
Equipment	2,100,050	2,239,935
Construction in progress	73,901	89,552

	4,809,343	5,031,062
Accumulated depreciation	(2,516,190)	(2,443,706)

Property, plant and equipment, net	$2,293,153	$2,587,356

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $349,282, $383,671 and $309,270 in fiscal 2010, 2009 and 2008, respectively.

        Included in property, plant and equipment was the carrying amount of assets to be disposed of totaling $26,003 and $33,386 at February 27, 2010 and February 28, 2009, respectively.

9. Goodwill and Other Intangibles Assets

        At February 28, 2009, the Company impaired all of its existing goodwill, which resulted in a non-cash charge of $1,810,223. This entry was required due to the fact that the Company's market value, as indicated by the trading price of its common stock, was less than the carrying value of its net assets as of February 28, 2009.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

9. Goodwill and Other Intangibles Assets (Continued)

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of February 27, 2010 and February 28, 2009.

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$658,590	$(305,791)	11 years	$693,455	$(279,806)	11 years
Prescription files	1,204,348	(734,059)	6 years	1,209,268	(605,906)	7 years
Goodwill	—	—		—	—

Total	$1,862,938	$(1,039,850)		$1,902,723	$(885,712)

        Also included in other non-current liabilities as of February 27, 2010 and February 28, 2009 are unfavorable lease intangibles with a net carrying amount of $106,910 and $124,053, respectively.

        Amortization expense for these intangible assets and liabilities was $184,956, $202,537 and $163,201 for fiscal 2010, 2009 and 2008, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2011—$165,998; 2012—$132,504; 2013—$107,477; 2014—$82,189 and 2015—$64,302.

10. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at February 27, 2010 and February 28, 2009:

	2010	2009
Accrued wages, benefits and other personnel costs	$372,434	$393,306
Accrued sales and other taxes payable	97,512	101,083
Accrued store expense	171,403	157,047
Other	323,772	353,326

	$965,121	$1,004,762

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at February 27, 2010 and February 28, 2009:

	2010	2009
Secured Debt:
Senior secured revolving credit facility due September 2010	$—	$838,000
Senior secured credit facility term loan due September 2010	—	145,000
Senior secured revolving credit facility due September 2012	80,000	—
Senior secured credit facility term loan due June 2014	1,085,663	1,096,713
Senior secured credit facility term loan due June 2014 ($345,625 and $349,125 face value less unamortized discount of $25,634 and $31,549)	319,991	317,576
Senior secured credit facility term loan due June 2015 ($650,000 face value less unamortized net discount of $15,036)	634,964	—
9.75% senior secured notes (first lien) due June 2016 ($410,000 face value less unamortized discount of $6,692)	403,308	—
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $35,481 and $41,011)	434,519	428,989
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,978)	268,022	—
Other secured	2,316	4,194

	3,728,783	3,330,472
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $4,049 and $4,754)	405,951	405,246
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $9,431 and $10,732)	800,569	799,268

	1,706,520	1,704,514
Unsecured Unguaranteed Debt:
8.125% notes due May 2010	11,117	11,117
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	158,000	158,000
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	782,905	782,905
Lease financing obligations	152,691	193,818

Total debt	6,370,899	6,011,709
Current maturities of long-term debt and lease financing obligations	(51,502)	(40,683)

Long-term debt and lease financing obligations, less current maturities	$6,319,397	$5,971,026

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

  Credit Facility

        The Company has a senior secured credit facility that includes a $1,175,000 revolving credit facility. Borrowings under the revolving credit facility bear interest at LIBOR plus 4.25% (with a minimum LIBOR of 3.00%), if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 3.25% (with a minimum base rate of 4.00%). The interest rate can fluctuate between LIBOR plus 4.25% and LIBOR plus 4.75%, based upon the amount of revolver availability, as defined in the senior secured credit facility. The Company is required to pay fees between 0.75% and 1.00% per annum on the daily unused amount of the revolving credit facility, depending on the amount of revolver availability. Amounts drawn under the revolving credit facility become due and payable in September 2012.

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 27, 2010, the Company had $80,000 of borrowings outstanding under the revolving credit facility. At February 27, 2010, the Company also had letters of credit outstanding against the revolving credit facility of $159,040, which gave the Company additional borrowing capacity of $935,960.

        On June 4, 2007, the Company amended its senior secured credit facility to establish a new senior secured term loan in the aggregate principal amount of $1,105,000 and borrowed the full amount thereunder. A portion of the proceeds from the borrowings under this senior secured term loan (the "Tranche 2 Term Loan") were used to fund the acquisition of Brooks Eckerd. The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at LIBOR plus 1.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Company must make mandatory prepayments of the Tranche 2 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time total debt outstanding under the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 2 Term Loan may also be required.

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

        In June 2009, the Company issued a new senior secured term loan (the "Tranche 4 Term Loan") of $525,000 under our existing secured credit facility. In October 2009, the Company issued an additional $125,000 under the Tranche 4 Term Loan. The Tranche 4 Term Loan matures on June 10,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

2015 and bears interest at a rate per annum equal to, at the Company's option, either (a) an adjusted LIBOR rate (with a LIBOR floor of 3.00% per annum) plus 6.50% or (b) Citibank's base rate (with a floor of 4.00% per annum) plus 5.50%. The Company must make mandatory prepayments of the Tranche 4 Term Loan with the proceeds of certain asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in the Company's borrowing base under the senior secured credit facility, prepayment of the Tranche 4 Term Loan may also be required. All prepayments of the Tranche 4 Term Loan occurring on or prior to the third anniversary of the initial borrowing of the Tranche 4 Term Loan are subject to a prepayment premium in an amount equal to (i) 5.0% of the principal amount prepaid if such prepayment occurs on or prior to the first anniversary of such borrowing, (ii) 3.0% of the principal amount prepaid if such prepayment occurs on or prior to the second anniversary of such borrowing and (iii) 1.0% of the principal amount prepaid if such prepayment occurs on or prior to the third anniversary of such borrowing.

        The senior secured credit facility also restricts the Company and the subsidiary guarantors from accumulating cash on hand in excess of $200,000 at any time when revolving loans are outstanding (not including cash located in the Company's store deposit accounts, cash necessary to cover the Company's current liabilities and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100,000 over three consecutive business days. The senior secured credit facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under the Company's senior secured credit facility or (b) the sum of revolver availability under the Company's senior secured credit facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100,000 for three consecutive business days (a "cash sweep period"), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the senior secured credit facility, and then held as Collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Company's senior secured credit facility.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

        The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Company's credit facility has a fixed charge coverage ratio test which increases from 1.05 to 1.10 beginning in the first quarter of fiscal 2011. The senior secured credit facility only requires the Company to maintain the minimum fixed charge coverage ratio once availability on the revolving credit facility is less than $150,000.

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

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility and the 9.75% senior secured notes due 2016 are secured by a senior lien on, among other things the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The 7.5% senior secured notes due 2017, the 10.375% senior secured notes due 2016, and the 10.25% senior secured notes due 2019 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility and the 9.75% senior secured notes, and are secured on a second priority basis by the same collateral as the senior secured credit facility and the 9.75% senior secured notes due 2016. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are also guaranteed by all of the same subsidiaries on an unsecured basis.

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

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of February 27, 2010, the amount of additional secured and unsecured debt that could be incurred under these indentures was $997,595 (which does not include the ability to enter into certain sale and leaseback transactions.) However, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

  Other 2010 Transactions

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

        These transactions were financed via the issuance of a new senior secured term loan (the Tranche 3 Term Loan described above) and the issuance of a $470,000 aggregate principal amount of 10.375% senior secured notes due July 2016. These notes are unsecured unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under its senior secured credit facility and the 9.75% senior secured notes. The guarantees are secured by shared second priority liens with holders of the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

Company's 7.5% senior secured notes due 2017 and 10.25% senior secured notes due 2019. The indenture that governs the 10.375% senior secured notes due 2016 contains covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The senior 10.375% secured notes due July 2016 were issued at 90.588% of par.

        In May 2008, the Company issued $158,000 of 8.5% convertible notes due May 2015. These notes are unsecured and are effectively junior to the secured debt of the Company. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $2.59 per share, subject to adjustments to prevent dilution, at any time. Proceeds from the issuance of these notes were used to fund the redemption of the Company's 6.125% notes due December 2008. The Company recorded a loss on debt modification of $3,347 related to the early redemption of the 6.125% notes, which included payment of a make whole premium to the noteholders and unamortized debt issue costs on the notes. These notes also require that the Company maintains compliance with all NYSE listing rules. In the event of a NYSE delisting, holders of these notes could require the Company to repurchase them, which would result in a default under the senior secured credit facility. Although there is no assurance the Company would be able to do so, the Company could seek to refinance or otherwise acquire these notes to avoid such a scenario, as the senior secured credit facility permits in certain circumstances. Currently, the Company is in compliance with all NYSE listing rules.

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

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 6.8%, 6.6%, and 7.5% for fiscal 2010, 2009, and 2008, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2011—$32,575; 2012—$21,165; 2013—$101,165; 2014—$211,892 and $5,949,713 in 2015 and thereafter. The Company is in compliance with restrictions and limitations included in the provisions of various loan and credit agreements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

12. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from five to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $11,027, $11,141, and $10,331, was $961,519, $962,840 and $863,801 in fiscal 2010, 2009, and 2008, respectively. These amounts include contingent rentals of $27,260, $31,605 and $35,932 in fiscal 2010, 2009, and 2008, respectively.

        During fiscal 2010, the Company sold a total of 3 owned properties to independent third parties. Net proceeds from these sales were $7,967. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 to 20 years. The Company accounted for all of these leases as operating leases. A gain on the sale of these stores of $5,301 was deferred and is being recorded over the minimum term of these leases.

        During fiscal 2009, the Company sold 72 owned stores to several independent third parties. Proceeds from these sales totaled $192,819. The Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. Sixty-seven leases were accounted for as operating leases and five were accounted for under the financing method as of February 28, 2009, as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Gains on these transactions of $5,157 have been deferred and are being recorded over the related minimum lease terms. Losses of $501, which relate to certain stores in these transactions, were recorded as losses on the sale of assets for the year ended February 28, 2009. Subsequent to February 28, 2009, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on three of the five leases. Therefore, these leases are now accounted for as operating leases. The Company recorded a financing lease obligation of $6,564 related to the remaining leases.

        During fiscal 2008, the Company sold 22 owned stores to several independent third parties. Proceeds from these sales totaled $93,252. The Company entered into agreements to lease these stores back from the purchasers over minimum lease terms of 20 years. Fourteen leases were accounted for as operating leases and eight were accounted for under the financing method as of March 1, 2008, as these lease agreements contain a clause that allows the buyer to force the Company to repurchase the property under certain conditions. Subsequent to March 1, 2008, the clause that allowed the buyer to force the Company to repurchase the properties lapsed on all of the eight leases and these are now accounted for as operating leases.

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at February 27, 2010 and February 28, 2009 are summarized as follows:

	2010	2009
Land	$7,528	$12,793
Buildings	152,973	166,460
Leasehold improvements	1,652	6,491
Equipment	23,120	34,712
Accumulated depreciation	(95,941)	(97,649)

	$89,332	$122,807

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

12. Leases (Continued)

        Following is a summary of lease finance obligations at February 27, 2010 and February 28, 2009:

	2010	2009
Obligations under financing leases	$141,387	$156,625
Sale-leaseback obligations	11,304	37,193
Less current obligation	(19,131)	(24,127)

Long-term lease finance obligations	$133,560	$169,691

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of February 27, 2010:

Fiscal year	Lease Financing Obligations	Operating Leases
2011	31,652	1,007,159
2012	22,453	971,502
2013	22,367	919,742
2014	22,322	871,458
2015	21,928	816,685
Later years	102,189	5,417,157

Total minimum lease payments	222,911	10,003,703

Amount representing interest	(70,220)

Present value of minimum lease payments	152,691

13. Redeemable Preferred Stock

        In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $19,253 for the fiscal 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to expense using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2010, 2009 and 2008. The amount of this instrument is $20,379 and $20,277 and is recorded in Other Non-Current Liabilities as of February 27, 2010 and February 28, 2009, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

14. Capital Stock

        As of February 27, 2010, the authorized capital stock of the Company consists of 1,500,000 shares of common stock and 20,000 shares of preferred stock, each having a par value of $1.00 per share. Preferred stock is issued in series, subject to terms established by the Board of Directors.

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

        The Company also has outstanding Series G and Series H preferred stock. The Series G preferred stock has a liquidation preference of $100 per share and pays quarterly dividends at 7% of liquidation preference. In the fourth quarter of 2009, at the election of the holder, substantially all of the Series G preferred stock was converted into 27,137 common shares, at a conversion rate of $5.50 per share. The remaining Series G preferred stock can be redeemed at the Company's election after January 2009. The Company has not elected to redeem the remaining Series G preferred stock as of February 27, 2010.

        The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at the Company's election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at the election of the Company. Any redemptions are at 105% of the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H shares are convertible into common stock of the Company, at the holder's option, at a conversion rate of $5.50 per share. The Company has not elected to redeem the Series H preferred stock as of February 27, 2010.

15. Stock Option and Stock Award Plans

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2010, 2009 and 2008 include $23,794, $31,448 and $40,439 of compensation costs related to the Company's stock-based compensation arrangements.

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

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

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

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 91,694 as of February 27, 2010.

        The Company has issued options to certain senior executives pursuant to their individual employment contracts. These options were not issued out of the plans listed above, but are included in the option tables herein. As of February 27, 2010, all of these options expired.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

  Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used for options granted in fiscal 2010, 2009 and 2008:

	2010	2009	2008
Expected stock price volatility	76%	50%	52%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.50%	2.76%	4.96%
Expected option life	5.5 years	5.25 years	5.5 years

        The weighted average fair value of options granted during fiscal 2010, 2009, and 2008 was $0.83, $0.42, and $3.20, respectively.

        Following is a summary of stock option transactions for the fiscal years ended February 27, 2010, February 28, 2009, and March 1, 2008:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 3, 2007	60,596	4.60
Granted	10,744	6.01
Exercised	(4,135)	3.09
Cancelled	(2,543)	6.66

Outstanding at March 1, 2008	64,662	4.85
Granted	14,632.90
Exercised	(516)	2.16
Cancelled	(8,616)	6.84

Outstanding at February 28, 2009	70,162	3.80
Granted	18,367	1.26
Exercised	(75)	0.89
Cancelled	(12,340)	4.48

Outstanding at February 27, 2010	76,114	3.08	5.77	$13,181

Vested or expected to vest at February 27, 2010	68,890	3.09	5.52	$13,181

Exercisable at February 27, 2010	44,086	4.04	3.55	$2,148

        As of February 27, 2010, there was $21,871 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.49 years.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

        Cash received from stock option exercises for fiscal 2010, 2009, and 2008 was $66, $1,117, and $12,764 respectively. There was no income tax benefit from stock options for fiscal 2010, 2009 and fiscal 2008. The total intrinsic value of stock options exercised for fiscal 2010, 2009, and 2008 was $44, $239, and $12,705, respectively.

Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. Additionally, vesting of 170 shares awarded to certain senior executives was conditional upon the Company meeting specified performance targets. Following is a summary of restricted stock transactions for the fiscal years ended February 27, 2010, February 28, 2009, and March 1, 2008:

	Shares	Weighted Average Grant Date Fair Value
Balance at March 3, 2007	8,002	4.21
Granted	7,542	5.94
Vested	(4,004)	4.12
Cancelled	(1,568)	5.25

Balance at March 1, 2008	9,972	5.39
Granted	2,647	0.94
Vested	(4,760)	5.19
Cancelled	(1,160)	4.86

Balance at February 28, 2009	6,699	3.87
Granted	3,289	1.28
Vested	(3,387)	4.35
Cancelled	(657)	3.03

Balance at February 27, 2010	5,944	2.26

        Compensation expense related to all restricted stock grants is being recorded over a three year vesting period of these grants. At February 27, 2010, there was $6,864 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.34 years.

        The total fair value of restricted stock vested during fiscal years 2010, 2009, and 2008 was $14,726, $24,707, and $16,488, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

16. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. Per those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expense recognized for the above plans was $59,531 in fiscal 2010, $64,111 in fiscal 2009 and $56,318 in fiscal 2008.

        The Chairman of the Board and Chief Executive Officer and a member of the Board of Directors are entitled to supplemental retirement defined contribution arrangements in accordance with their employment agreements, which vest immediately. The Company makes investments to fund these obligations. Other officers, who are not participating in the defined benefit nonqualified executive retirement plan, are included in a supplemental retirement plan, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense (income) recognized for these plans was $10,989 in fiscal 2010, $(6,287) in fiscal 2009, and $3,180 in fiscal 2008. The income recognized in fiscal 2009 is due to the impact of market conditions on the plan liabilities.

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (The "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made discretionary contributions of $2,681 in fiscal 2010, $1,174 in fiscal 2009, and $10,100 in fiscal 2008.

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

        On March 3, 2007, the last day of the 2007 fiscal year, the Company adopted the provisions of ASC 715 "Compensation—Retirement Benefits". This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit plans included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2010	2009	2008	2010	2009	2008
Service cost	$2,603	$2,819	$3,254	$54	$51	$49
Interest cost	6,032	5,741	5,476	1,130	1,199	1,146
Expected return on plan assets	(2,637)	(5,305)	(5,054)	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	—	—	87
Amortization of unrecognized prior service cost	861	997	997	—	—	—
Amortization of unrecognized net loss (gain)	3,037	328	845	651	(422)	(445)

Net pension expense	$9,896	$4,580	$5,518	$1,835	$828	$837
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$(4,339)	$24,694	$(3,928)	$(1,572)	$(2,130)	$(874)
Prior service cost arising during period	—	2	—	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	—	—	(87)
Amortization of unrecognized prior service costs	(860)	(997)	(997)	—	—	—
Amortization of unrecognized net (loss) gain	(3,037)	(328)	(845)	(651)	422	445

Net amount recognized in other comprehensive loss	(8,236)	23,371	(5,770)	(2,223)	(1,708)	(516)

Net amount recognized in pension expense and other comprehensive loss	$1,660	$27,951	$(252)	$(388)	$(880)	$321

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of February 27, 2010 and February 28, 2009:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2010	2009	2010	2009
Change in benefit obligations:
Benefit obligation at end of prior year	$88,409	$92,301	$17,090	$19,678
Service cost	2,603	2,819	54	51
Interest cost	6,032	5,741	1,130	1,199
Distributions	(5,965)	(6,017)	(1,824)	(1,708)
Change due to change in assumptions	12,027	(6,474)	865	(439)
Change due to plan amendment	—	2	—	—
Actuarial (gain) loss	770	37	(2,437)	(1,691)

Benefit obligation at end of year	$103,876	$88,409	$14,878	$17,090

Change in plan assets:
Fair value of plan assets at beginning of year	$57,187	$87,856	$—	$—
Employer contributions	2,681	1,174	1,824	1,708
Actual return on plan assets	21,203	(24,490)	—	—
Distributions (including expenses paid by the plan)	(7,395)	(7,353)	(1,824)	(1,708)

Fair value of plan assets at end of year	$73,676	$57,187	$—	$—

Funded status	$(30,200)	$(31,222)	$(14,878)	$(17,090)
Unrecognized net actuarial loss	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized net transition obligation	—	—	—	—

Net amount recognized	$(30,200)	$(31,222)	$(14,878)	$(17,090)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—	$—	$—
Accrued pension liability	(30,200)	(31,222)	(14,878)	(17,090)
Pension intangible asset	—	—	—	—
Minimum pension liability included in accumulated other comprehensive loss	—	—	—	—

Net amount recognized	$(30,200)	$(31,222)	$(14,878)	$(17,090)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial (loss) gain	$(29,865)	$(37,240)	$2,696	$473
Prior service cost	(2,562)	(3,423)	—	—
Net transition obligation	—	—	—	—

Amount recognized	$(32,427)	$(40,663)	$2,696	$473

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2011 are $2,029 and $861, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        The accumulated benefit obligation for the defined benefit pension plan was $103,247 and $87,932 as of February 27, 2010 and February 28, 2009, respectively. The accumulated benefit obligation for the nonqualified executive retirement plan was $14,780 and $16,931 as of February 27, 2010 and February 28, 2009, respectively.

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of February 27, 2010, February 28, 2009, and March 1, 2008 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2010	2009	2008	2010	2009	2008
Discount rate	6.00%	7.00%	6.50%	6.00%	7.00%	6.50%
Rate of increase in future compensation levels	5.00	5.00	5.00	3.00	3.00	3.00

        Weighted average assumptions used to determine net cost for the fiscal years ended February 27, 2010, February 28, 2009 and March 1, 2008 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2010	2009	2008	2010	2009	2008
Discount rate	7.00%	6.50%	5.75%	7.00%	6.50%	5.75%
Rate of increase in future compensation levels	5.00	5.00	5.00	3.00	3.00	3.00
Expected long-term rate of return on plan assets	7.75	7.75	7.75	N/A	N/A	N/A

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75% long-term rate of return on plan assets assumption for fiscal 2010, 2009 and 2008.

        The Company's pension plan asset allocations at February 27, 2010 and February 28, 2009 by asset category were as follows:

	February 27, 2010	February 28, 2009
Equity securities	60%	56%
Fixed income securities	40%	44%

Total	100%	100%

        The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

  •
  Achieve a rate of return on investments that exceeds inflation over a full market cycle and is consistent with actuarial assumptions;

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

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

        The Company expects to contribute $1,520 to the nonqualified executive retirement plan during fiscal 2011. Included in prepaid expenses and other current assets is a prepayment of the fiscal 2011 Deferred Benefit Plan contribution of $13,451.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        The following table sets forth by level within the fair value hierarchy a summary of the plan's investments measured at fair value on a recurring basis as February 27, 2010:

	Fair Value Measurements at February 27, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity		$10,829		$10,829
Large Cap		23,163		23,163
Mid Cap		8,046		8,046
Small Cap		2,343		2,343
Fixed Income
Long Term Credit Bond Index		29,223		29,223
Other types of investments
Short Term Investments		72		72
Total	$—	$73,676	$—	$73,676

        The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Common and Collective Trusts

        Common collective trust funds are stated at fair value as determined by the issuer of the common collective trust funds based on the fair market value of the underlying investments.

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2011	$5,669	$1,520
2012	5,733	1,553
2013	6,068	1,659
2014	6,252	1,641
2015	6,555	1,581
2016 - 2020	36,191	5,985

Total	$66,468	$13,939

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $19,328 in fiscal 2010, $10,924 in fiscal 2009 and $13,341 in fiscal 2008.

17. Commitments, Contingencies and Guarantees

  Legal Proceedings

        The Company is currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in Pennsylvania, New Jersey, New York, Maryland, Ohio and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers, or (ii) current and former store managers and assistant store managers, respectively, working in the Company's stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre- and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for the Company as assistant store managers since December 9, 2006. Notice of the Craig action has been sent to the purported members of the collective group. The number of persons who will opt into the Craig action has not been determined. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers and assistant store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group. Neither the actual date on which the Notice will be sent nor the number of persons who will opt into the Indergit action has been determined. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. The Company is vigorously defending all of these claims.

        The Company is currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations by us of California wage and hour laws pertaining primarily to pay for missed meals and rest periods. These suits purport to be class actions and seek substantial damages. At this time, the Company's not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the plaintiffs' allegations are without merit and that their claims are not appropriate for class action treatment. The Company is vigorously defending all of these claims.

        The Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business. While the Company's management cannot predict the outcome of these claims with certainty, the Company's management does not believe that

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

17. Commitments, Contingencies and Guarantees (Continued)

the outcome of any of these legal matters will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

  Guaranteed Lease Obligations

        In connection with certain business dispositions, the Company continues to guarantee lease obligations for 134 former stores. The respective purchasers assume the Company's obligations and are, therefore, primarily liable for these obligations. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for amounts substantially less than the aggregate obligation of $237,299 as of February 27, 2010. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through February 17, 2024.

        In the opinion of management, the ultimate disposition of these guarantees will not have a material effect on the Company's results of operations, financial position or cash flows.

18. Supplementary Cash Flow Data

	Year Ended
	February 27, 2010	February 28, 2009	March 1, 2008
Cash paid for interest (net of capitalized amounts of $859, $1,434 and $2,069)	$484,873	$462,847	$353,711

Cash payments for income taxes, net	$2,987	$5,793	$2,404

Equipment financed under capital leases	$185	$8,117	$11,667

Equipment received for noncash consideration	$15,603	$23,878	$3,411

Preferred stock dividends paid in additional shares	$8,807	$18,302	$17,153

Reduction in lease financing obligation	$25,889	$40,221	$18,406

Accrued capital expenditures	$16,846	$16,529	$37,344

Gross borrowings from revolver	$2,746,574	$5,522,000	$5,006,000

Gross repayments to revolver	$3,504,574	$5,533,000	$4,457,000

19. Related Party Transactions

        There were receivables from related parties of $84 and $314 at February 27, 2010 and February 28, 2009, respectively.

        In connection with the acquisition of Jean Coutu, USA, the Company entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

19. Related Party Transactions (Continued)

provided certain information technology, network and support services to the Company. The agreement expired in September 2008. The Company recorded an expense of $894 for services provided under this agreement for the year ended February 28, 2009.

        During fiscal 2010, 2009 and 2008, the Company paid Leonard Green & Partners, L.P., fees of $222, $227 and $276, for financial advisory services, respectively. These amounts include expense reimbursements of $72, $90 and $89 for the fiscal years 2010, 2009 and 2008, respectively. Jonathan D. Sokoloff, director, is an equity owner of Leonard Green & Partners, L.P. The Company has entered into a month-to-month agreement with Leonard Green & Partners, L.P., as amended whereby the Company has agreed to pay Leonard Green & Partners, L.P., a monthly fee of $12.5, paid in arrears, for its consulting services. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners, L.P.

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

20. Interim Financial Results (Unaudited)

	Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,531,178	$6,321,870	$6,352,283	$6,463,786	$25,669,117
Cost of goods sold	4,757,112	4,633,595	4,665,871	4,788,449	18,845,027
Selling, general and administrative expenses	1,710,672	1,645,913	1,605,213	1,641,574	6,603,372
Lease termination and impairment charges	66,986	28,752	35,072	77,207	208,017
Interest expense	109,478	128,828	135,770	141,687	515,763
Loss on debt modifications and retirements, net	—	993	—	—	993
(Gain) loss on sale of assets and investments, net	(19,951)	(4,188)	(1,459)	1,461	(24,137)

	6,624,297	6,433,893	6,440,467	6,650,378	26,149,035

Loss before income taxes	(93,119)	(112,023)	(88,184)	(186,592)	(479,918)
Income tax expense (benefit)	5,327	3,989	(4,322)	21,764	26,758

Net loss	$(98,446)	$(116,012)	$(83,862)	$(208,356)	$(506,676)

Basic loss per share(1)	$(0.11)	$(0.14)	$(0.10)	$(0.24)	$(0.59)

Diluted loss per share(1)	$(0.11)	$(0.14)	$(0.10)	$(0.24)	$(0.59)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

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

(1)
Loss per share amounts for each quarter may not necessarily total to the yearly loss per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

        During the second quarter of 2010, the Company recorded a loss on debt modification related to the repayment of its Tranche 1 Term Loan as discussed in Note 11. During the fourth quarter of fiscal 2010, the Company recorded facilities impairment charges of $58,134 and LIFO expense of $44,140 as inflation was lower than at prior year end.

        During the second quarter of 2009, the Company recorded a loss on debt modification related to the repurchase of several notes. During the fourth quarter of fiscal 2009, the Company recorded a charge for goodwill impairment of $1,810,223 and facilities impairment charges of $85,839. The Company recorded income tax expense of $280,700 related to the establishment of additional valuation allowance against deferred tax assets. The Company recorded LIFO expense of $94,569 as inflation was higher than anticipated.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008

(In thousands, except per share amounts)

21. Financial Instruments

        The carrying amounts and fair values of financial instruments at February 27, 2010 and February 28, 2009 are listed as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$2,120,618	$1,990,963	$2,397,288	$1,674,069
Fixed rate indebtedness	$4,097,590	$3,632,738	$3,420,603	$1,076,476

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

RITE AID CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended February 27, 2010, February 28, 2009 and March 1, 2008
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Allowances Related to the Purchase of Jean Coutu, USA	Balance at End of Period
Year ended February 27, 2010	$37,490	$21,348	$27,289	—	$31,549
Year ended February 28, 2009	$41,221	$31,269	$35,000	—	$37,490
Year ended March 1, 2008	$30,246	$34,598	$34,015	10,392	$41,221

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ MARY F. SAMMONS Mary F. Sammons Chairman of the Board and Chief Executive Officer
Dated: April 28, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 28, 2010.

Signature	Title

/s/ MARY F. SAMMONS Mary F. Sammons	Chairman of the Board and Chief Executive Officer
/s/ MICHEL COUTU Michel Coutu	Non-Executive Co-Chairman of the Board
/s/ JOHN T. STANDLEY John T. Standley	President and Chief Operating Officer
/s/ FRANK G. VITRANO Frank G. Vitrano	Chief Financial Officer, Chief Administration Officer and Senior Executive Vice President
/s/ DOUGLAS E. DONLEY Douglas E. Donley	Chief Accounting Officer and Senior Vice President
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ ANDRE BELZILE Andre Belzile	Director

Signature	Title

/s/ FRANCOIS J. COUTU Francois J. Coutu	Director
/s/ JAMES L. DONALD James L. Donald	Director
/s/ DAVID R. JESSICK David R. Jessick	Director
/s/ ROBERT G. MILLER Robert G. Miller	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ PHILIP G. SATRE Philip G. Satre	Director
/s/ JONATHAN D. SOKOLOFF Jonathan D. Sokoloff	Director
/s/ MARCY SYMS Marcy Syms	Director
/s/ DENNIS WOOD Dennis Wood	Director