Form 10-Q
period 2010-05-29
RITE AID CORP
filed 2010-07-06
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2010
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

        The registrant had 886,819,676 shares of its $1.00 par value common stock outstanding as of June 29, 2010.

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

  •
  our ability to hire and retain qualified personnel;

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

  •
  changes in state or federal legislation or regulations and the impact of healthcare reform;

  •
  the outcome of lawsuits and governmental investigations;

  •
  our ability to maintain the listing of our common stock on the New York Stock Exchange, and the resulting impact on our indebtedness, results of operations and financial condition; and

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission ("the SEC").

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010 ("the Fiscal 2010 10-K"), which we filed with the SEC on April 28, 2010. This document is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	May 29, 2010	February 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$327,882	$103,594
Accounts receivable, net	1,012,640	955,502
Inventories, net of LIFO reserve of $851,641 and $831,113	3,175,936	3,238,644
Prepaid expenses and other current assets	91,036	210,928

Total current assets	4,607,494	4,508,668
Property, plant and equipment, net	2,235,224	2,293,153
Other intangibles, net	781,338	823,088
Other assets	420,066	425,002

Total assets	$8,044,122	$8,049,911

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$33,740	$51,502
Accounts payable	1,275,907	1,159,069
Accrued salaries, wages and other current liabilities	1,036,033	965,121

Total current liabilities	2,345,680	2,175,692
Long-term debt, less current maturities	6,104,769	6,185,633
Lease financing obligations, less current maturities	130,736	133,764
Other noncurrent liabilities	1,203,903	1,228,373

Total liabilities	9,785,088	9,723,462
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,546 and 1,523	154,589	152,304
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 887,682 and 887,636	887,682	887,636
Additional paid-in capital	4,280,415	4,277,200
Accumulated deficit	(7,033,056)	(6,959,372)
Accumulated other comprehensive loss	(30,597)	(31,320)

Total stockholders' deficit	(1,740,966)	(1,673,551)

Total liabilities and stockholders' deficit	$8,044,122	$8,049,911

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
Revenues	$6,394,336	$6,531,178
Costs and expenses:
Cost of goods sold	4,682,632	4,757,112
Selling, general and administrative expenses	1,622,934	1,710,672
Lease termination and impairment charges	13,457	66,986
Interest expense	141,619	109,478
Loss (gain) on sale of assets, net	237	(19,951)

	6,460,879	6,624,297

Loss before income taxes	(66,543)	(93,119)
Income tax expense	7,141	5,327

Net loss	$(73,684)	$(98,446)

Computation of loss attributable to common stockholders:
Net loss	$(73,684)	$(98,446)
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(2,285)	—

Loss attributable to common stockholders—basic and diluted	$(75,994)	$(98,471)

Basic and diluted loss per share	$(0.09)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
Operating activities:
Net loss	$(73,684)	$(98,446)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	127,500	138,238
Lease termination and impairment charges	13,457	66,986
LIFO charges	20,528	14,770
Loss (gain) on sale of assets, net	237	(19,951)
Stock-based compensation expense	5,485	6,417
Proceeds from insured loss	—	1,317
Changes in operating assets and liabilities:
Net payments to accounts receivable securitization	—	(30,000)
Accounts receivable	(57,153)	(54,282)
Inventories	42,119	137,975
Accounts payable	271,173	53,166
Other assets and liabilities, net	169,905	141,408

Net cash provided by operating activities	519,567	357,598

Investing activities:
Payments for property, plant and equipment	(35,212)	(42,304)
Intangible assets acquired	(5,377)	(1,965)
Proceeds from dispositions of assets and investments	4,030	28,820

Net cash used in investing activities	(36,559)	(15,449)

Financing activities:
Net payments to revolver	(80,000)	(303,000)
Principal payments on long-term debt	(25,804)	(7,492)
Change in zero balance cash accounts	(153,009)	(47,233)
Net proceeds from issuance of common stock	93	—

Net cash used in financing activities	(258,720)	(357,725)

Increase (decrease) in cash and cash equivalents	224,288	(15,576)
Cash and cash equivalents, beginning of period	103,594	152,035

Cash and cash equivalents, end of period	$327,882	$136,459

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $173 and $99, respectively)	$77,133	$73,242

Cash payments of income taxes, net of refunds	$1,314	$578

Equipment financed under capital leases	$—	$152

Equipment received for noncash consideration	$2,028	$819

Reduction in lease financing obligation	$—	$13,161

Preferred stock dividends paid in additional shares	$2,285	$—

Gross borrowings from revolver	$46,000	$881,000

Gross repayments to revolver	$126,000	$1,184,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 29, 2010 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2010 10-K.

2.    Loss Per Share

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

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
Numerator for loss per share:
Net loss	$(73,684)	$(98,446)
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(2,285)	—

Loss attributable to common stockholders, basic and diluted	$(75,994)	$(98,471)

Denominator:
Basic and diluted weighted average shares	881,732	879,633

Basic and diluted loss per share	$(0.09)	$(0.11)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2.    Loss Per Share (Continued)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of May 29, 2010 and May 30, 2009:

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
Stock options	75,089	69,686
Convertible preferred stock	28,107	26,091
Convertible debt	61,045	61,045

	164,241	156,822

        Also excluded from the computation of diluted loss per share as of May 29, 2010 and May 30, 2009 are restricted shares of 5,886 and 6,090 which are included in shares outstanding.

3.    Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
Impairment charges	$1,134	$3,484
Facility and equipment lease exit charges	12,323	63,502

	$13,457	$66,986

Impairment Charges

        Impairment charges include non-cash charges of $1,134 and $3,484 for the thirteen week periods ended May 29, 2010 and May 30, 2009, for the impairment of long-lived assets at 16 and 23 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

Facility and Equipment Lease Exit Charges

        During the thirteen week periods ended May 29, 2010 and May 30, 2009, the Company recorded charges for 8 and 64 stores, respectively, closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated. The Company calculates the liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3.    Lease Termination and Impairment Charges (Continued)

recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

        As part of our ongoing business activities, the Company assesses stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores. The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
Balance—beginning of period	$412,654	$381,411
Provision for present value of noncancellable lease payments of closed stores	5,492	53,162
Changes in assumptions about future sublease income, terminations and changes in interest rates	857	9,464
Interest accretion	6,855	5,478
Cash payments, net of sublease income	(27,607)	(23,459)

Balance—end of period	$398,251	$426,056

        The Company's revenues and loss before income taxes for the thirteen week periods ended May 29, 2010 and May 30, 2009 include results from stores that have been closed or are planned to be closed as of May 29, 2010. The revenue and operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
Revenues	$27,788	$116,603
(Loss) income from operations	(4,016)	2,555

        Included in these stores' (loss) income from operations are:

Depreciation and amortization	346	2,056
Inventory liquidation charges	493	3,207
Gain from sales of assets	(1,052)	(22,664)

        The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues. The income or loss from operations does not include any allocation of corporate level overhead costs.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3.    Lease Termination and Impairment Charges (Continued)

        The Company prioritizes inputs used in measuring the fair value of its nonfinancial assets and liabilities into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

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

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses for the thirteen week periods ended May 29, 2010 and May 30, 2009, respectively.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Losses Thirteen week period ended May 29, 2010
Long-lived assets held and used	$—	$—	$282	$282	$(1,134)
Long-lived assets held for sale	—	—	—	—	—

Total	$—	$—	$282	$282	$(1,134)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Losses Thirteen week period ended May 30, 2009
Long-lived assets held and used	$—	$558	$1,063	$1,621	$(179)
Long-lived assets held for sale	—	6,687	—	6,687	(3,305)

Total	$—	$7,245	$1,063	$8,308	$(3,484)

4.    Income Taxes

        The Company recorded an income tax expense from continuing operations of $7,141 and $5,327 for the thirteen week periods ended May 29, 2010 and May 30, 2009, respectively. The income tax expense for the thirteen week period ended May 29, 2010 is primarily due to the need for an accrual of additional state taxes resulting from the receipt of a final audit determination. The income tax expense

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4.    Income Taxes (Continued)

for the thirteen week period ended May 30, 2009 is primarily attributable to the accrual of state and local taxes and adjustments to unrecognized tax benefits.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of May 29, 2010 the Company had a corresponding recoverable indemnification asset of $148,266 from Jean Coutu Group, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2005. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax return for Brooks Eckerd for fiscal years 2006 thru 2007. In fiscal 2010, the IRS completed the examination of the consolidated U.S. income tax return for Rite Aid Corporation and subsidiaries for fiscal year 2008 and issued a no change report. Additionally the IRS completed the examination of the consolidated U.S. income tax returns for Brooks Eckerd for the fiscal years 2004 and 2005. A revenue agent report (RAR) was received in the fourth quarter of fiscal 2010. The company is appealing these audit results. Management believes that the Company has adequately provided for any potential adverse results. Furthermore, the tax indemnification referenced above would reimburse the company for any assessment that may arise. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from fiscal 2003.

        The valuation allowances as of May 29, 2010 and February 27, 2010 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,004,056 and $1,984,468 against net deferred tax assets at May 29, 2010 and February 27, 2010, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of May 29, 2010 and February 27, 2010.

	May 29, 2010			February 27, 2010
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$656,649	$(317,128)	11 years	$658,590	$(305,791)	11 years
Prescription files	1,207,929	(766,112)	6 years	1,204,348	(734,059)	6 years

Total	$1,864,578	$(1,083,240)		$1,862,938	$(1,039,850)

        Also included in other non-current liabilities as of May 29, 2010 and February 27, 2010 are unfavorable lease intangibles with a net carrying amount of $104,202 and $106,910 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $44,440 and $48,928 for the thirteen week periods ended May 29, 2010 and May 30, 2009, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2011—$166,887; 2012—$133,519; 2013—$108,339; 2014—$82,707 and 2015—$65,314.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at May 29, 2010 and February 27, 2010:

	May 29, 2010	February 27, 2010
Secured Debt:
Senior secured revolving credit facility due September 2012	—	$80,000
Senior secured credit facility term loan due June 2014	1,079,102	1,085,663
Senior secured credit facility term loan due June 2014 ($343,537 and $345,625 face value less unamortized discount of $24,155 and $25,634)	319,382	319,991
Senior secured credit facility term loan due June 2015 ($647,726 and $650,000 face value less unamortized discount of $14,288 and $15,036)	633,438	634,964
9.75% senior secured notes (first lien) due June 2016 ($410,000 face value less unamortized discount of $6,428 and $6,692)	403,572	403,308
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $34,099 and $35,481)	435,901	434,519
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,927 and $1,978)	268,073	268,022
Other secured	2,391	2,316

	3,641,859	3,728,783
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $3,873 and $4,049)	406,127	405,951
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $9,106 and $9,431)	800,894	800,569

	1,707,021	1,706,520
Unsecured Unguaranteed Debt:
8.125% notes due May 2010	—	11,117
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	158,000	158,000
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	771,788	782,905
Lease financing obligations	148,577	152,691

Total debt	6,269,245	6,370,899
Current maturities of long-term debt and lease financing obligations	(33,740)	(51,502)

Long-term debt and lease financing obligations, less current maturities	$6,235,505	$6,319,397

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

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

        The Company's ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 29, 2010, the Company had no borrowings outstanding under the revolving credit facility. At May 29, 2010, the Company had letters of credit outstanding against the revolving credit facility of $143,014, which gave the Company additional borrowing capacity of $1,031,986.

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

        In June 2009, the Company issued a new senior secured term loan (the "Tranche 4 Term Loan") of $525,000 under the Company's existing secured credit facility. In October 2009, the Company issued

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

an additional $125,000 under the Tranche 4 Term Loan. The Tranche 4 Term Loan matures on June 10, 2015 and bears interest at a rate per annum equal to, at the Company's option, either (a) an adjusted LIBOR rate (with a LIBOR floor of 3.00% per annum) plus 6.50% or (b) Citibank's base rate (with a floor of 4.00% per annum) plus 5.50%. The Company must make mandatory prepayments of the Tranche 4 Term Loan with the proceeds of certain asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time total debt outstanding under the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 4 Term Loan may also be required. All prepayments of the Tranche 4 Term Loan occurring on or prior to the third anniversary of the initial borrowing of the Tranche 4 Term Loan are subject to a prepayment premium in an amount equal to (i) 5.0% of the principal amount prepaid if such prepayment occurs on or prior to the first anniversary of such borrowing, (ii) 3.0% of the principal amount prepaid if such prepayment occurs on or prior to the second anniversary of such borrowing and (iii) 1.0% of the principal amount prepaid if such prepayment occurs on or prior to the third anniversary of such borrowing.

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

        The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however other outstanding debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014, and for the voluntary repurchase of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

debt with a maturity after June 4, 2014, if the Company maintains availability on the revolving credit facility of at least $100,000.

        The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Company's credit facility has a financial covenant which is the maintenance of a fixed charge coverage ratio. The covenant requires that the Company maintain a minimum fixed charge coverage ratio of 1.10 if availability on the revolving credit facility is less than $150,000. As of May 29, 2010, the Company had availability under its revolving credit facility of $1,031,986 and was in compliance with the senior secured credit facility's financial covenant.

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

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of May 29, 2010, the amount of additional secured and unsecured debt that could be incurred under these indentures was $1,099,635 (which does not include the ability to enter into certain sale and leaseback transactions.) However, the Company could not incur any additional secured debt

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is subject to an interest coverage ratio test.

        The Company's $158,000 8.5% convertible notes require that the Company maintains compliance with all NYSE listing rules. In the event of a NYSE delisting, holders of these notes could require the Company to repurchase them, which would result in a default under the senior secured credit facility. Although there is no assurance the Company would be able to do so, the Company could seek to refinance or otherwise acquire these notes to avoid such a scenario, as the senior secured credit facility permits in certain circumstances. Currently, the Company is in compliance with all NYSE listing rules.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2011 and thereafter are as follows: 2011—$14,248; 2012—$21,155; 2013—$21,164; 2014—$211,902; 2015—$1,375,950 and $4,570,125 in 2016 and thereafter.

7. Financial Instruments

        The carrying amounts and fair values of financial instruments at May 29, 2010 and February 27, 2010 are listed as follows:

	May 29, 2010		February 27, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$2,070,365	$1,927,279	$2,120,618	$1,990,963
Fixed rate indebtedness	$4,144,179	$3,583,868	$4,097,590	$3,632,738

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Retirement Plans

        Net periodic pension expense recorded in the thirteen week periods ended May 29, 2010 and May 30, 2009, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Service cost	$809	$697	$18	$14
Interest cost	1,516	1,500	211	282
Expected return on plan assets	(1,248)	(750)	—	—
Amortization of unrecognized prior service cost	215	215	—	—
Amortization of unrecognized net loss	507	839	(332)	—

Net pension expense	$1,799	$2,501	$(103)	$296

        During the thirteen week period ended May 29, 2010 the Company contributed $406 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2011, the Company expects to contribute $1,217 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

9. Commitments and Contingencies

        The Company is currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in Pennsylvania, New Jersey, New York, Maryland, Ohio and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers, or (ii) current and former store managers and assistant store managers, respectively, working in the Company's stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre- and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for the Company as assistant store managers since December 9, 2006. Notice of the Craig action has been sent to the purported members of the collective group. The number of persons who will opt into the Craig action has not been determined. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers and assistant store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group. Neither the actual date on which the Notice will be sent nor the number of persons who will opt into

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 29, 2010 and May 30, 2009

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Commitments and Contingencies (Continued)

the Indergit action has been determined. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. The Company is vigorously defending all of these claims.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended May 29, 2010 was $73.7 million compared to net loss of $98.4 million for the thirteen week period ended May 30, 2009. The decrease in net loss was primarily driven by lower selling, general and administrative expenses ("SG&A") and lower lease termination and impairment costs, which were partially offset by higher interest expense. Revenues decreased in the current quarter due to store closures and declines in both front end and pharmacy same store sales. There was also a decrease in gross margin rate, due to reimbursement rate pressures and lower generic cost reductions. These items are described in detail in the following sections.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
Revenues	$6,394,336	$6,531,178
Revenue decline	(2.1)%	(1.2)%
Same store sales (decline) growth	(1.0)%	0.6%
Pharmacy sales decline	(2.0)%	(0.3)%
Same store pharmacy sales (decline) growth	(0.9)%	1.6%
Pharmacy sales as a % of total sales	68.3%	68.2%
Third party sales as a % of total pharmacy sales	96.3%	96.3%
Front-end sales decline	(2.4)%	(3.2)%
Same store front-end sales decline	(1.3)%	(1.6)%
Front-end sales as a % of total sales	31.7%	31.8%
Store data:
Total stores beginning of period	4,780	4,901
New stores	2	10
Store acquisitions, net	—	—
Closed stores	(15)	(86)
Total stores end of period	4,767	4,825
Relocated stores	8	17
Remodeled stores	1	3

  Revenues

        Revenue declined 2.1% for the thirteen week period ended May 29, 2010 compared to the thirteen week period ended May 30, 2009. This revenue decline was driven primarily by a reduction in the store base and a decline in same store sales. We operated 58 fewer stores than in the same period last year. Same store sales trends are described in the following paragraphs.

        Pharmacy same store sales decreased by 0.9% in the thirteen week period ended May 29, 2010 compared to the thirteen week period ended May 30, 2009. The decrease was primarily driven by a same store prescription decline of 1.7%, which was impacted by an increase in 90-day prescriptions and continued reimbursement rate pressure, in both government and private third party payor plans, an approximate 1.4% negative impact from new generic introductions and a weaker allergy and flu season in this year's first quarter compared to the comparable period last year which benefitted from an anticipated outbreak of H1N1 influenza.

        Front-end same store sales decreased by 1.3% in the thirteen week period ended May 29, 2010 compared to the thirteen week period ended May 30, 2009. The decrease was due to weakness in the overall economic environment and its impact on consumer shopping behavior and a weak flu and allergy season in the current quarter compared to prior year's quarter that included the abovementioned H1N1 impact.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

  Costs and Expenses

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
Cost of goods sold	$4,682,632	$4,757,112
Gross profit	1,711,704	1,774,066
Gross margin	26.8%	27.2%
Selling, general and administrative expenses	1,622,934	1,710,672
Selling, general and administrative expenses as a percentage of revenues	25.4%	26.2%
Lease termination and impairment charges	13,457	66,986
Interest expense	141,619	109,478

  Cost of Goods Sold

        Gross margin was 26.8% of sales for the thirteen week period ended May 29, 2010 compared to 27.2% of sales for the thirteen week period ended May 30, 2009 due to lower pharmacy and front-end gross margin. The decrease in gross margin was due primarily to a reduction in reimbursement rates, from both government and private third party payors, fewer new generics and fewer cost reductions on existing generics. The year over year decline in pharmacy margin as a percent of sales was approximately 1.0% better than last quarter. The pharmacy margin pressure slowed as we began to cycle the more significant reductions in maximum allowable costs (MAC) of new generics which occurred last year. Front end gross margin was lower due to decreased sales, but was essentially flat as a percentage of sales.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $20.5 million for the thirteen week period ended May 29, 2010 versus LIFO charges of $14.8 million for the thirteen week period ended May 30, 2009.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.4% in the thirteen week period ended May 29, 2010 compared to 26.2% in the thirteen week period ended May 30, 2009. The decrease in SG&A as a percentage of revenues is due primarily to decreases in salaries and benefit costs due to better labor control, lower depreciation and amortization and the elimination of receivables securitization costs in the current fiscal year. Increased costs related to our customer loyalty card program and pharmacist immunization training were mostly offset by lower holiday pay expenses due to Memorial Day falling in the second quarter of fiscal 2011 versus the first quarter of fiscal 2010.

  Lease termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
Impairment charges	$1,134	$3,484
Facility and equipment lease exit charges	12,323	63,502

	$13,457	$66,986

        Impairment Charges:    Impairment charges include non-cash charges of $1.1 million and $3.5 million in the thirteen week periods ended May 29, 2010 and May 30, 2009, respectively, for the impairment of long-lived assets at 16 and 23 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

        Facility and Equipment Lease Exit Charges:    During the thirteen week periods ended May 29, 2010 and May 30, 2009, we recorded charges for 8 and 64 stores, respectively, closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The decrease in the facility and equipment lease exit charge for the thirteen week period ended May 29, 2010 is primarily due to a decrease in the number of stores closed during the quarter.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        Interest expense was $141.6 million for the thirteen week period ended May 29, 2010, compared to $109.5 million for the thirteen week period ended May 30, 2009. The increase in interest expense for the thirteen week period ended May 29, 2010 was primarily due to the refinancing of our senior credit facility and securitization facilities during our last fiscal year. The weighted average interest rates on our indebtedness for the thirteen week periods ended May 29, 2010 and May 30, 2009 were 7.6% and 6.3%, respectively.

  Income Taxes

        We recorded an income tax expense of $7.1 million and $5.3 million for the thirteen week periods ended May 29, 2010 and May 30, 2009, respectively. The income tax expense for the thirteen week period ended May 29, 2010 is primarily due to the need for an accrual of additional state taxes resulting from the receipt of a final audit determination. The income tax expense for the thirteen week period ended May 30, 2009 is primarily attributable to the accrual of state and local taxes and adjustments to unrecognized tax benefits.

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

        We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

Liquidity and Capital Resources

  General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, (iii) and borrowings under the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, to fund capital expenditures and to provide funds for the payment of debt. Total liquidity as of May 29, 2010 was $1.234 billion, which consisted of revolver borrowing capacity of $1.032 billion and invested cash of $202.1 million.

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

        Our ability to borrow under the revolving credit facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 29, 2010, we had no borrowings outstanding under the revolving credit facility. At May 29, 2010, we had letters of credit outstanding against the revolving credit facility of $143.0 million, which resulted in us having additional borrowing capacity of $1.032 billion.

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

        In July 2008, we issued a senior secured term loan (Tranche 3 Term Loan) of $350.0 million under our existing senior secured credit facility. The Tranche 3 Term Loan was issued at a discount of 90% of par. The Tranche 3 Term Loan matures on June 4, 2014 and bears interest at LIBOR (with a minimum LIBOR rate of 3.00%) plus 3.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate (with a minimum base rate of 4.00%) plus 2.00%. We must make mandatory prepayments of the Tranche 3 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time total debt outstanding under the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 3 Term Loan may also be required.

        In June 2009, we issued a senior secured term loan (the "Tranche 4 Term Loan") of $525.0 million under our existing secured credit facility. In October 2009, we issued an additional $125.0 million under the Tranche 4 Term Loan. The Tranche 4 Term Loan matures on June 10, 2015 and bears interest at a rate per annum equal to, at our option, either (a) an adjusted LIBOR rate (with a LIBOR floor of 3.00% per annum) plus 6.50% or (b) Citibank's base rate (with a floor of 4.00% per annum) plus 5.50%. We must make mandatory prepayments of the Tranche 4 Term Loan with the proceeds of certain asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time total debt outstanding under the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 4 Term Loan may also be required. All prepayments of the Tranche 4 Term Loan occurring on or prior to the third anniversary of the initial borrowing of the Tranche 4 Term Loan are subject to a prepayment premium in an amount equal to (i) 5.0% of the principal amount prepaid if such prepayment occurs on or prior to the first anniversary of such borrowing, (ii) 3.0% of the principal amount prepaid if such prepayment occurs on or prior to the second anniversary of such borrowing and (iii) 1.0% of the principal amount prepaid if such prepayment occurs on or prior to the third anniversary of such borrowing.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014 and for the voluntary repurchase of debt with a maturity after June 4, 2014 if we maintain availability on the revolving credit facility of at least $100.0 million

        Our credit facility has a financial covenant which is the maintenance of a fixed charge coverage ratio test of 1.10 if availability on the revolving credit facility is less than $150.0 million. At May 29, 2010, we had availability on the revolving credit facility of $1.032 billion and were in compliance with our fixed charge coverage ratio test. However, we may not meet this test during the third and fourth quarters of fiscal 2011, which will limit the amount we can borrow under our revolving credit facility because we will not be able to draw against the revolver or issue letters of credit such that our resulting availability will be less than $150.0 million. Based on our liquidity position, we do not anticipate this to have a significant impact on our operations.

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

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of May 29, 2010, the amount of additional secured and unsecured debt that could be incurred under these indentures was $1.1 billion (which does not include the ability to enter into certain sale and leaseback transactions.) However, we could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is subject to an interest coverage ratio test.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash provided by operating activities was $519.6 million in the thirteen week period ended May 29, 2010. Operating cash flow was positively impacted by an increase in accounts payable due to the timing of purchases as well as rent, pension funding and interest payments. Cash flow provided by operating activities in the thirteen week period ended May 30, 2009 was $357.6 million due primarily to a significant reduction in excess inventory and the timing of rent and interest payments.

        Cash used in investing activities in the thirteen week period ended May 29, 2010 was $35.2 million for purchases of property, plant and equipment and $5.4 million for the purchase of prescription files.

        Cash used in financing activities was $258.7 million for the thirteen week period ended May 29, 2010 due to the reduction of borrowings on our revolving credit facility and zero balance cash accounts.

  Capital Expenditures

        During the thirteen week period ended May 29, 2010, we spent $40.6 million on capital expenditures, consisting of $13.2 million related to new store construction, store relocation and store remodel projects, $22.0 million related to backstage, infrastructure and maintenance requirements, and $5.4 million related to the purchase of prescription files from independent pharmacists. We plan to make total capital expenditures of approximately $250.0 million during fiscal 2011, consisting of approximately 33% related to new store construction, store relocation and remodels, 20% related to prescription file purchases and 47% related to backstage, infrastructure and maintenance requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and planned improvements in our operating performance, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect the restriction on our credit facility, that could result if we fail to meet the fixed charge coverage in our senior secured credit facility, to have any impact on our business in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may enter into transactions to exchange debt for shares of common stock in order to reduce our outstanding debt.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our fiscal 2010 10-K.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our fiscal 2010 10-K.

Adjusted EBITDA

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define adjusted EBITDA as net loss excluding the impact of income taxes, interest expense and securitization costs, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-down liquidation expenses, stock-based compensation expense, debt modifications and retirements, sale of assets and investments, revenue deferrals related to our customer loyalty card programs, and other items. We reference this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance and gives a better indication of our core operating performance. In addition, we base incentive compensation and our forward-looking estimates on adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Management believes that adjusted EBITDA also facilitates comparisons of our results of operations with those of companies having different capital structures. However, we do not, and do not recommend that adjusted non-GAAP measures are solely used to assess our financial performance or to formulate investment decisions. Additionally, our definition of adjusted EBITDA may not be calculated in the same manner as other companies.

        The following is a reconciliation of adjusted EBITDA to our net loss for the thirteen week periods ended May 29, 2010 and May 30, 2009:

	Thirteen Week Period Ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
Net loss	$(73,684)	$(98,446)
Interest expense and securitization costs	141,619	123,923
Income tax expense	7,141	5,327
Depreciation and amortization expense	127,500	138,238
LIFO charges	20,528	14,770
Lease termination and impairment charges	13,457	66,986
Stock-based compensation expense	5,485	6,417
Loss (gain) on sale of assets, net	237	(19,951)
Closed facility liquidation expense	2,422	6,518
Severance costs	10	3,996
Customer loyalty card programs revenue deferral	5,037	—
Other	38	1,418

Adjusted EBITDA	$249,790	$249,196

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 29, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at 05/29/2010
	(dollars in thousands)
Long-term debt, including current portion
Fixed Rate	$2,108	$105	$114	$190,852	$—	$3,951,000	$4,144,179	$3,583,868
Average Interest Rate	4.70%	7.00%	7.00%	6.95%	0.0%	9.05%	8.95%
Variable Rate	$12,140	$21,050	$21,050	$21,050	$1,375,950	$619,125	$2,070,365	$1,927,279
Average Interest Rate	4.41%	5.02%	5.02%	5.02%	3.06%	9.50%	5.05%
Totals	$14,248	$21,155	$21,164	$211,902	$1,375,950	$4,570,125	$6,214,544	$5,511,147

        As of June 29, 2010, 33.3% of our total debt is exposed to fluctuations in variable interest rates. The interest rate on our variable rate borrowings, which include our revolving credit facility and our Tranche 2 Term loan, Tranche 3 Term loan and Tranche 4 Term loan, are all based on LIBOR.

However, the interest rate on our revolving credit facility, Tranche 3 Term loan and Tranche 4 Term loan all have a LIBOR floor of 300 basis points.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        See Item 3 to Annual Report on Form 10-K for the fiscal year ended February 27, 2010 relating to material pending legal proceedings.

ITEM 1A.    Risk Factors

        In addition to the amended and restated risk factor set forth below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed below and in "Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K", for the year ended February 27, 2010, which could materially affect our business, financial condition or future results.

        We are in compliance with all New York Stock Exchange continued listing requirements. However, if we do not continue to maintain compliance with such requirements, our common stock may be delisted.

        We currently are in compliance with all NYSE listing rules. However, there can be no assurance that we will maintain compliance with the NYSE minimum share price rule or other continued listing requirements. As of May 29, 2010, we have outstanding $158.0 million of 8.5% Convertible Notes due May 2015 (the "Notes"). In the event of a delisting, we would be required to make an offer to the holders of the Notes to repurchase them, which would result in a default under our senior credit facility. Although there can be no assurance that we would be able to do so, we may seek to refinance or otherwise acquire the Notes to avoid such a scenario, as our senior credit facility permits us to do; provided that, before and after such transaction, no default or event of default shall have occurred and be continuing under the senior credit facility and we have at least $100.0 million of availability under our revolving credit facility.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    [Removed and Reserved]

ITEM 5.    Other Information

        Not applicable

ITEM 6.    Exhibits

        (a)    The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007

Exhibit Numbers	Description	Incorporation By Reference To
Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Filed herewith
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan	Exhibit 4.1 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.9	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008

Exhibit Numbers	Description	Incorporation By Reference To
subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017
4.10
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.11	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.14
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.15	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008
4.16
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.17
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.18	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.19
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.20	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company,	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016
4.21
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.22
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019.	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
10.1	2010 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
11	Statement regarding computation of earnings per share. (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 6, 2010	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: July 6, 2010	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer