Form 10-Q
period 2010-08-28
RITE AID CORP
filed 2010-10-07
CIK 84129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2010
OR
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

        The registrant had 891,317,046 shares of its $1.00 par value common stock outstanding as of September 27, 2010.

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

  •
  the timing and effects of our proposed reverse stock split; and

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission ("the SEC").

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010 (the "Fiscal 2010 10-K"), which we filed with the SEC on April 28, 2010 and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 29, 2010 (the "First Quarter 2011 10-Q"), which we filed on July 6, 2010. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 28, 2010	February 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$132,412	$103,594
Accounts receivable, net	947,001	955,502
Inventories, net of LIFO reserve of $872,169 and $831,113	3,257,580	3,238,644
Prepaid expenses and other current assets	107,673	210,928

Total current assets	4,444,666	4,508,668
Property, plant and equipment, net	2,184,607	2,293,153
Other intangibles, net	740,130	823,088
Other assets	447,780	425,002

Total assets	$7,817,183	$8,049,911

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$33,610	$51,502
Accounts payable	1,310,900	1,159,069
Accrued salaries, wages and other current liabilities	1,057,601	965,121

Total current liabilities	2,402,111	2,175,692
Long-term debt, less current maturities	6,031,759	6,185,633
Lease financing obligations, less current maturities	128,151	133,764
Other noncurrent liabilities	1,188,970	1,228,373

Total liabilities	9,750,991	9,723,462
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,569 and 1,523	156,907	152,304
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 891,345 and 887,636	891,345	887,636
Additional paid-in capital	4,277,846	4,277,200
Accumulated deficit	(7,230,032)	(6,959,372)
Accumulated other comprehensive loss	(29,875)	(31,320)

Total stockholders' deficit	(1,933,808)	(1,673,551)

Total liabilities and stockholders' deficit	$7,817,183	$8,049,911

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 28, 2010	August 29, 2009
Revenues	$6,161,752	$6,321,870
Costs and expenses:
Cost of goods sold	4,523,092	4,633,595
Selling, general and administrative expenses	1,626,704	1,645,913
Lease termination and impairment charges	26,360	28,752
Interest expense	139,716	128,828
Loss on debt modifications and retirements, net	44,003	993
Gain on sale of assets, net	(3,973)	(4,188)

	6,355,902	6,433,893

Loss before income taxes	(194,150)	(112,023)
Income tax expense	2,826	3,989

Net loss	$(196,976)	$(116,012)

Computation of loss attributable to common stockholders:
Net loss	$(196,976)	$(116,012)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(2,318)	(4,338)

Loss attributable to common stockholders—basic and diluted	$(199,320)	$(120,376)

Basic and diluted loss per share	$(0.23)	$(0.14)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009
Revenues	$12,556,088	$12,853,048
Costs and expenses:
Cost of goods sold	9,205,724	9,390,707
Selling, general and administrative expenses	3,249,638	3,356,585
Lease termination and impairment charges	39,817	95,738
Interest expense	281,335	238,306
Loss on debt modifications and retirements, net	44,003	993
Gain on sale of assets, net	(3,736)	(24,139)

	12,816,781	13,058,190

Loss before income taxes	(260,693)	(205,142)
Income tax expense	9,967	9,316

Net loss	$(270,660)	$(214,458)

Computation of loss attributable to common stockholders:
Net loss	$(270,660)	$(214,458)
Accretion of redeemable preferred stock	(51)	(51)
Cumulative preferred stock dividends	(4,603)	(4,338)

Loss attributable to common stockholders—basic and diluted	$(275,314)	$(218,847)

Basic and diluted loss per share	$(0.31)	$(0.25)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009
Operating activities:
Net loss	$(270,660)	$(214,458)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	254,013	271,760
Lease termination and impairment charges	39,817	95,738
LIFO charges	41,056	29,540
Gain on sale of assets, net	(3,736)	(24,139)
Stock-based compensation expense	9,735	12,509
Loss on debt modifications and retirements, net	44,003	993
Proceeds from insured loss	—	1,380
Changes in operating assets and liabilities:
Net payments to accounts receivable securitization	—	(155,000)
Accounts receivable	8,663	56,886
Inventories	(60,166)	55,039
Accounts payable	311,378	37,003
Other assets and liabilities, net	139,706	43,491

Net cash provided by operating activities	513,809	210,742

Investing activities:
Payments for property, plant and equipment	(72,519)	(81,199)
Intangible assets acquired	(10,222)	(3,447)
Proceeds from sale-leaseback transactions	—	6,532
Proceeds from dispositions of assets and investments	8,921	35,698

Net cash used in investing activities	(73,820)	(42,416)

Financing activities:
Proceeds from issuance of long-term debt	650,000	906,604
Net payments to revolver	(80,000)	(838,000)
Principal payments on long-term debt	(769,089)	(159,890)
Change in zero balance cash accounts	(158,482)	(62,923)
Net proceeds from issuance of common stock	94	—
Financing fees paid for early debt retirement	(19,666)	—
Deferred financing costs paid	(34,028)	(45,145)

Net cash used in financing activities	(411,171)	(199,354)

Increase (decrease) in cash and cash equivalents	28,818	(31,028)
Cash and cash equivalents, beginning of period	103,594	152,035

Cash and cash equivalents, end of period	$132,412	$121,007

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts)	$218,106	$209,637

Cash payments of income taxes, net of refunds	$7,295	$1,190

Equipment financed under capital leases	$2,064	$185

Equipment received for noncash consideration	$2,206	$7,838

Reduction in lease financing obligation	$—	$13,161

Preferred stock dividends paid in additional shares	$4,603	$4,338

Gross borrowings from revolver	$61,000	$1,580,000

Gross repayments to revolver	$141,000	$2,418,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 28, 2010 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2010 10-K.

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Numerator for loss per share:
Net loss	$(196,976)	$(116,012)	$(270,660)	$(214,458)
Accretion of redeemable preferred stock	(26)	(26)	(51)	(51)
Cumulative preferred stock dividends	(2,318)	(4,338)	(4,603)	(4,338)

Loss attributable to common stockholders, basic and diluted	$(199,320)	$(120,376)	$(275,314)	$(218,847)

Denominator:
Basic and diluted weighted average shares	882,758	880,683	882,245	880,179
Basic and diluted loss per share	$(0.23)	$(0.14)	$(0.31)	$(0.25)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

2. Loss Per Share (Continued)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of August 28, 2010 and August 29, 2009:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Stock options	88,297	82,304	88,297	82,304
Convertible preferred stock	28,529	26,879	28,529	26,879
Convertible debt	24,800	61,045	24,800	61,045

	141,626	170,228	141,626	170,228

        Also excluded from the computation of diluted loss per share as of August 28, 2010 and August 29, 2009 are restricted shares of 8,191 and 6,930, respectively, which are included in shares outstanding.

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Impairment charges	$1,312	$2,010	$2,446	$5,494
Facility and equipment lease exit charges	25,048	26,742	37,371	90,244

	$26,360	$28,752	$39,817	$95,738

Impairment charges

        Impairment charges include non-cash charges of $1,312 and $2,010 for the thirteen week periods ended August 28, 2010 and August 29, 2009, for the impairment of long-lived assets at seven stores in each fiscal quarter. Impairment charges include non-cash charges of $2,446 and $5,494 for the twenty-six week periods ended August 28, 2010 and August 29, 2009, for the impairment of long-lived assets at 23 and 30 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the stores or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

Facility and equipment lease exit charges

        During the thirteen week periods ended August 28, 2010 and August 29, 2009, the Company recorded charges for 12 and 20 stores, respectively, that were closed or relocated under long term

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3. Lease Termination and Impairment Charges (Continued)

leases. During the twenty-six week periods ended August 28, 2010 and August 29, 2009, the Company recorded charges for 20 and 84 stores, respectively, that were closed or relocated under long term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated. The Company calculates the liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

        As part of our ongoing business activities, the Company assesses stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores. The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Balance—beginning of period	$398,251	$426,056	$412,654	$381,411
Provision for present value of noncancellable lease payments of closed stores	11,139	14,561	16,631	67,723
Changes in assumptions about future sublease income, terminations and changes in interest rates	7,509	5,710	8,366	15,174
Interest accretion	6,480	7,178	13,335	12,656
Cash payments, net of sublease income	(28,281)	(27,053)	(55,888)	(50,512)

Balance—end of period	$395,098	$426,452	$395,098	$426,452

        The Company's revenues and loss before income taxes for the thirteen and twenty-six week periods ended August 28, 2010 and August 29, 2009 include results from stores that have been closed or are planned to be closed as of August 28, 2010. The operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Revenues	$19,659	$81,930	$55,083	$206,917
Loss from operations	(449)	(7,788)	(6,517)	(6,758)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3. Lease Termination and Impairment Charges (Continued)

        Included in these stores' loss from operations are:

Depreciation and amortization	210	1,621	624	3,768
Inventory liquidation charges	748	830	2,349	3,778
Gain from sales of assets	(3,613)	(3,902)	(4,691)	(26,517)

        The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues. The loss from operations does not include any allocation of corporate level overhead costs.

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

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of August 28, 2010 and August 29, 2009 for which an impairment assessment was performed.

					Total Losses
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Thirteen Week Period Ended August 28, 2010	Twenty-Six Week Period Ended August 28, 2010
Long-lived assets held and used	$—	$—	$291	$291	$1,312	$2,446
Long-lived assets held for sale	—	—	—	—	—	—

Total	$—	$—	$291	$291	$1,312	$2,446

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3. Lease Termination and Impairment Charges (Continued)

					Total Losses
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Thirteen Week Period Ended August 29, 2009	Twenty-Six Week Period Ended August 29, 2009
Long-lived assets held and used	$—	$558	$1,063	$1,621	$2,010	$2,189
Long-lived assets held for sale	—	6,687	—	6,687	—	3,305

Total	$—	$7,245	$1,063	$8,308	$2,010	$5,494

4. Income Taxes

        The Company recorded an income tax expense from continuing operations of $2,826 and $3,989 for the thirteen week periods and $9,967 and $9,316 for the twenty-six week periods ended August 28, 2010 and August 29, 2009, respectively. The income tax expense for the thirteen and twenty-six week periods ended August 28, 2010 is primarily due to the need for an accrual of additional state taxes resulting from the receipt of a final audit determination and adjustments to unrecognized tax benefits. The income tax expense for the thirteen and twenty-six week periods ended August 29, 2009 is primarily attributable to the accrual of state and local taxes and adjustments to unrecognized tax benefits.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007, related to the Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the Brooks Eckerd acquisition. Accordingly, as of August 28, 2010 the Company had a corresponding recoverable indemnification asset of $150,487 from Jean Coutu Group, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2005. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. The IRS is currently examining the consolidated U.S. income tax return for Brooks Eckerd for the last pre-acquisition period of 2007. In fiscal 2010, the IRS completed the examination of the consolidated U.S. income tax return for Rite Aid Corporation and subsidiaries for fiscal year 2008 and issued a no change report. Additionally the IRS completed the examination of the consolidated U.S. income tax returns for Brooks Eckerd for the fiscal years 2004 through 2007. A revenue agent report (RAR) was received in the fourth quarter of fiscal 2010 relating to the examination of fiscal years 2004 and 2005 and an RAR was received in the second quarter of fiscal 2011 relating to the examination of fiscal years 2006 and 2007. The company is appealing these audit results. Management believes that the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4. Income Taxes (Continued)

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

        The valuation allowances as of August 28, 2010 and February 27, 2010 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,071,406 and $1,984,468 against net deferred tax assets at August 28, 2010 and February 27, 2010, respectively.

5. Sale Leaseback Transactions

        During the twenty-six week period ended August 28, 2010, the Company had no sale leaseback transactions.

        During the twenty-six week period ended August 29, 2009, the Company sold two owned properties to independent third parties. Net proceeds from these sales were $6,532. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 years. The Company accounted for both of these leases as operating leases. A gain on the sale of these stores of $5,301 was deferred and is being recorded over the minimum term of these leases.

6. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as August 28, 2010 and February 27, 2010.

	August 28, 2010			February 27, 2010
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$655,035	$(328,178)	11 years	$658,590	$(305,791)	11 years
Prescription files	1,209,884	(796,611)	6 years	1,204,348	(734,059)	6 years

Total	$1,864,919	$(1,124,789)		$1,862,938	$(1,039,850)

        Also included in other non-current liabilities as of August 28, 2010 and February 27, 2010 are unfavorable lease intangibles with a net carrying amount of $101,474 and $106,910 respectively. These intangible liabilities are amortized over their remaining lease terms.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6. Intangible Assets (Continued)

        Amortization expense for these intangible assets and liabilities for the thirteen and twenty-six week periods ended August 28, 2010 was $43,560 and $88,001 respectively. Amortization expense for these intangible assets and liabilities for the thirteen and twenty-six week periods ended August 29, 2009 was $45,869 and $94,797 respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2011—$167,466; 2012—$134,340; 2013—$109,233; 2014—$83,628 and 2015—$66,239.

7. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at August 28, 2010 and February 27, 2010:

	August 28, 2010	February 27, 2010
Secured Debt:
Senior secured revolving credit facility due September 2012	—	$80,000
Senior secured revolving credit facility due August 2015 (or April 2014, see Credit Facility below)	—	—
Senior secured credit facility term loan due June 2014	1,079,102	1,085,663
Senior secured credit facility term loan due June 2014 ($343,537 and $345,625 face value less unamortized discount of $22,676 and $25,634)	320,861	319,991
Senior secured credit facility term loan due June 2015 ($650,000 face value less unamortized discount of $15,036)	—	634,964
9.75% senior secured notes (first lien) due June 2016 ($410,000 face value less unamortized discount of $6,164 and $6,692)	403,836	403,308
8.00% senior secured notes (first lien) due August 2020	650,000	—
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $32,717 and $35,481)	437,283	434,519
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,876 and $1,978)	268,124	268,022
Other secured	2,363	2,316

	3,661,569	3,728,783
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $3,697 and $4,049)	406,303	405,951
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $8,781 and $9,431)	801,219	800,569

	1,707,522	1,706,520

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements (Continued)

	August 28, 2010	February 27, 2010
Unsecured Unguaranteed Debt:
8.125% notes due May 2010	—	11,117
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	64,188	158,000
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	677,976	782,905
Lease financing obligations	146,453	152,691

Total debt	6,193,520	6,370,899
Current maturities of long-term debt and lease financing obligations	(33,610)	(51,502)

Long-term debt and lease financing obligations, less current maturities	$6,159,910	$6,319,397

Refinancing

        In August 2010, the Company repaid all borrowings outstanding under its revolving credit facility due September 2012 and cancelled all of its commitments thereunder and replaced such facility with a new $1,175,000 revolving credit facility (the "New Revolver") due 2015 (or such earlier date as noted below). The Company also repaid and retired all borrowings and accrued interest due under its $647,726 Tranche 4 Term Loan due June 2015. The Company financed these repayments with the net proceeds from an issuance of $650,000 of new 8.00% Senior Secured Notes due August 2020 (the "New Notes"; the New Revolver and the New Notes are hereinafter collectively referred to as the "Refinancing"), together with cash on hand. The prepayment of the Tranche 4 Term Loan occurred prior to the second anniversary of the borrowing and therefore a 3.0% penalty of the principal amount outstanding was paid totaling $19,432, which is included in the loss on debt modifications. The loss on debt modifications and retirements also included the write-off of debt issue costs of $13,142 and net unamortized original issuance discounts of $11,429. Additionally, the Company incurred fees and expenses of $34,028 to consummate the Refinancing, which are being deferred and amortized over the terms of the related debt instruments.

        The Company entered into these refinancing transactions to extend maturities and to lower interest expense. As part of the Refinancing, the Company also entered into amendments to make certain other changes to its senior secured credit facility, including a revision to the fixed charge coverage ratio test and to permit the mandatory repurchase of its outstanding 8.5% convertible notes due 2015. These amendments give the Company the ability to consummate a mandatory repurchase of the 8.5% convertible notes due 2015, so long as, before and after such transaction, no default or event of default shall have occurred and be continuing under the Company's senior secured credit facility and there is more than $100,000 of availability under the new revolving credit facility.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements (Continued)

Credit Facility

        The New Revolver is included within the Company's senior secured credit facility. Borrowings under the New Revolver bear interest at LIBOR plus 3.50%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.50%. After November 27, 2010, the interest rate can fluctuate between LIBOR plus 3.25% and LIBOR plus 3.75%, if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 2.25% and Citibank's base rate plus 2.75%, based upon the amount of revolver availability, as defined in the senior secured credit facility. The Company is required to pay fees between 0.50% and 0.75% per annum on the daily unused amount of the New Revolver, depending on the amount of revolver availability. Amounts drawn under the New Revolver become due and payable on August 19, 2015, provided that such maturity date shall instead be April 18, 2014 in the event that on or prior to April 18, 2014 the Company does not repay, refinance or otherwise extend the maturity date of its existing term loans to a date that is at least 90 days after August 19, 2015 and, in the case of a repayment or refinancing, the Company must have at least $500,000 of availability under the New Revolver.

        The Company's ability to borrow under the New Revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 28, 2010, the Company had no borrowings outstanding under the New Revolver and had letters of credit outstanding thereunder of $143,298, which gave the Company additional borrowing capacity of $1,031,702.

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

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements (Continued)

the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 3 Term Loan may also be required.

        The senior secured credit facility restricts the Company and the subsidiary guarantors from accumulating cash on hand in excess of $200,000 at any time when revolving loans are outstanding (not including cash located in the Company's store deposit accounts, cash necessary to cover the Company's current liabilities and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100,000 over three consecutive business days. The senior secured credit facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under the Company's senior secured credit facility or (b) the sum of revolver availability under the Company's senior secured credit facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100,000 for three consecutive business days (a "cash sweep period"), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the senior secured credit facility, and then held as Collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Company's senior secured credit facility.

        The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however other outstanding debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014, the voluntary repurchase of debt with a maturity after June 4, 2014 and the mandatory repurchase of the Company's 8.5% convertible notes due 2015 if the Company maintains availability on the revolving credit facility of at least $100,000.

        The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Company's credit facility has a financial covenant which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company maintain a minimum fixed charge coverage ratio of 0.95 to 1.00 for the second and third quarters of fiscal 2011, which increases to 1.00 for the following four quarters and increases to 1.05 thereafter. As of August 28, 2010, the Company had availability under its revolving credit facility of $1,031,702 and was in compliance with the senior secured credit facility's financial covenant.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements (Continued)

        The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $50,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repurchase of such debt. The August 2010 amendments to the senior secured credit facility exclude the mandatory repurchase of the 8.5% convertible notes due 2015 from this event of default.

Other Indebtedness

        In August 2010, as part of the Refinancing, the Company issued $650,000 of 8.00% senior secured notes due August 15, 2020. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility. The indenture that governs the 8.00% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders in the mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility; the 9.75% senior secured notes due 2016 and the 8.00% senior secured notes due 2020 are secured by a senior lien on, among other things, the inventory, accounts receivable and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The Company's 10.375% senior secured notes due 2016, the 7.5% senior secured notes due 2017 and the 10.25% senior secured notes due 2019 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility, the 9.75% senior secured notes due 2016 and the 8.00% senior secured notes due 2020, and are secured on a second priority basis by the same collateral as the senior secured credit facility, the 8.00% senior secured notes due 2020 and the 9.75% senior secured notes due 2016. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are also guaranteed by all of the same subsidiaries on an unsecured basis.

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

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements (Continued)

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of August 28, 2010, the amount of additional secured and unsecured debt that could be incurred under these indentures was $1,097,361 (which does not include the ability to enter into certain sale and leaseback transactions or incur debt under the interest coverage ratio test). However, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is subject to an interest coverage ratio test.

Convertible Notes

        In July 2010, the Company repurchased $93,812 of its $158,000 outstanding 8.5% convertible notes with cash on hand and recorded a gain on debt modification of $26. The Company's remaining 8.5% convertible notes require that the Company maintains a listing on the NYSE or certain other exchanges. In the event of a NYSE delisting, holders of these notes could require the Company to repurchase them, which the Company has the ability to do if it meets certain conditions under its senior credit facility. The Company has received a notice of non-compliance from the NYSE because the price of the Company's common stock has fallen below the NYSE's minimum share price rule. Per NYSE rules, the Company has six months from the receipt of the notice to regain compliance or until its next annual stockholder's meeting in June 2011 if the Company chooses an action that needs stockholder approval to cure the minimum share price deficiency. The Company's Board of Directors has approved a reverse stock split of the Company's common stock, subject to stockholder approval, if such a split is necessary to cure the minimum share price deficiency. During this period, the Company's stock continues to be listed on the NYSE and trade as usual. The Company is in compliance with all other listing rules.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2011 and thereafter are as follows: 2011—$11,619; 2012—$14,655; 2013—$14,664; 2014—$205,402; 2015—$1,369,450 and $4,507,188 thereafter.

8. Financial Instruments

        The carrying amounts and fair values of financial instruments at August 28, 2010 and February 27, 2010 are listed as follows:

	August 28, 2010		February 27, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,422,639	$1,296,759	$2,120,618	$1,990,963
Fixed rate indebtedness	$4,700,340	$4,145,241	$4,097,590	$3,632,738

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

8. Financial Instruments (Continued)

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

9. Stock Options and Stock Awards

        The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended August 28, 2010 and August 29, 2009 include $9,735 and $12,509, respectively, of compensation costs related to the company's stock-based compensation arrangements.

        The total number and type of grants and the related weighted average fair value for the twenty-six week periods ended August 28, 2010 and August 29, 2009 are as follows:

	August 28, 2010		August 29, 2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	17,384	$0.71	14,843	$0.78
Stock awards granted	4,574	$1.07	3,085	$1.24

Total awards	21,958		17,928

        Stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Non-employee director options granted vest, and are subsequently exercisable in equal annual installments over a three-year period. Stock awards granted vest in equal annual installments over a three-year period. Beginning in fiscal 2011, stock awards granted to non-employee directors vest 80% in year one, 10% in year two and 10% in year three.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

9. Stock Options and Stock Awards (Continued)

        The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009
Expected stock price volatility	79%	76%
Expected dividend yield	0%	0%
Risk-free interest rate	1.9%	2.5%
Expected option life	5.5 years	5.5 years

        As of August 28, 2010, there was $25,231 of total unrecognized pre-tax compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.8 years. As of August 28, 2010, there was $6,923 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.3 years.

10. Retirement Plans

        Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 28, 2010 and August 29, 2009, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Service cost	$809	$698	$18	$13	$1,618	$1,395	$36	$27
Interest cost	1,516	1,500	212	283	3,032	3,000	423	565
Expected return on plan assets	(1,248)	(751)	—	—	(2,496)	(1,501)	—	—
Amortization of unrecognized prior service cost	215	215	—	—	430	430	—	—
Amortization of unrecognized net loss (gain)	507	839	(332)	—	1,014	1,678	(664)	—

Net pension expense (income)	$1,799	$2,501	$(102)	$296	$3,598	$5,002	$(205)	$592

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

10. Retirement Plans (Continued)

        During the thirteen and twenty-six week periods ended August 28, 2010 the Company contributed $378 and $784, respectively, to the Nonqualified Executive Retirement Plan and contributed $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2011, the Company expects to contribute $784 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

11. Commitments and Contingencies

        The Company is currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in Pennsylvania, New Jersey, New York, Maryland, Ohio and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers, or (ii) current and former store managers and assistant store managers, respectively, working in the Company's stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre- and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for the Company as assistant store managers since December 9, 2006. Notice of the Craig action has been sent to the purported members of the collective group (approximately 6,700 current and former store managers) and approximately 1,100 have joined the Craig action. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers and assistant store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and to date, approximately 1,550 have joined the Indergit action. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. The Company is vigorously defending all of these claims.

        The Company is currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations of California wage and hour laws pertaining primarily to pay for missed meals and rest periods. These suits purport to be class actions and seek substantial damages. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the plaintiffs' allegations are without merit and that their claims are not appropriate for class action treatment. The Company is vigorously defending all of these claims.

        The Company does not believe that any of these matters will have a material adverse effect on its business or financial condition. The Company cannot give assurance, however, that an unfavorable outcome in one or more of these matters will not have a material adverse effect on its results of operations for the period in which they are resolved.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2010 and August 29, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

11. Commitments and Contingencies (Continued)

        The Company was served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") Subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG, the United States Attorney's Office for the Central District of California and the United States Department of Justice Commercial Litigation Branch. The subpoena requests records related to any gift card or similar programs for customers who transferred prescriptions for drugs or medicines to the Company's pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. The Company is in the process of producing records in response to the subpoena and is unable to predict with certainty the timing or outcome of the investigation.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended August 28, 2010 was $197.0 million compared to the net loss of $116.0 million for the thirteen week period ended August 29, 2009. The increase in net loss was primarily driven by lower revenues and a loss on debt modifications related to refinancing activities. Revenues decreased in the current quarter due to store closures and declines in both front-end and pharmacy same store sales. There was also a slight decrease in gross margin rate, due to pharmacy reimbursement rate pressures on prescription sales, among other factors, as described in detail in the following sections.

        Net loss for the twenty-six week period ended August 28, 2010 was $270.7 million compared to the net loss of $214.5 million for the twenty-six week period August 29, 2009. Revenues decreased due to store closures and decreases in both front-end and pharmacy same store sales, driven by the continued recessionary environment, including the impact of high unemployment. Gross margins decreased, due primarily to pharmacy reimbursement rate pressures on prescription sales. These items are described in detail in the following sections.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)
Revenues	$6,161,752	$6,321,870	$12,556,088	$12,853,048
Revenue decline	(2.5)%	(2.7)%	(2.3)%	(2.0)%
Same store sales decline	(1.5)%	(1.1)%	(1.2)%	(0.3)%
Pharmacy sales decline	(2.6)%	(0.9)%	(2.3)%	(0.6)%
Same store pharmacy sales (decline) growth	(1.8)%	0.8%	(1.3)%	1.2%
Pharmacy sales as a % of total sales	68.1%	68.1%	68.2%	68.2%
Third party sales as a % of total pharmacy sales	96.1%	96.3%	96.2%	96.3%
Front-end sales decline	(2.4)%	(6.4)%	(2.4)%	(4.8)%
Same store front-end sales decline	(0.9)%	(4.9)%	(1.1)%	(3.2)%
Front-end sales as a % of total sales	31.9%	31.9%	31.8%	31.8%
Store data:
Total stores (beginning of period)	4,767	4,825	4,780	4,901
New stores	—	3	2	13
Closed stores	(20)	(16)	(35)	(102)
Total stores (end of period)	4,747	4,812	4,747	4,812
Relocated stores	5	10	13	27
Remodeled stores	1	1	2	4

  Revenues

        Revenues declined 2.5% and 2.7% in the thirteen week periods ended August 28, 2010 and August 29, 2009, respectively. Revenues declined 2.3% and 2.0% in the twenty-six week periods ended August 28, 2010 and August 29, 2009, respectively. Revenue declines in the thirteen and twenty-six week periods ended August 28, 2010 were driven by a reduction in the store base and a decline in same store sales. We operated 65 fewer stores than in the same period last year.

        Pharmacy same store sales declined by 1.8% and 1.3% in the thirteen and twenty-six week periods ended August 28, 2010. Same store prescription decline was 2.1% and 1.9% in the thirteen and twenty-six week periods ended August 28, 2010. The decrease was primarily driven by a same store scripts decline which was impacted by an increase in 90-day prescriptions, maturation of the Rx savings card, and cycling some H1N1 benefit in the prior year.

        Front-end same store sales decreased by 0.9% and 1.1% in the thirteen and twenty-six week periods ended August 28, 2010. The decrease was largely due to softness in our seasonal and general merchandise categories.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

  Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)
Cost of goods sold	$4,523,092	$4,633,595	$9,205,724	$9,390,707
Gross profit	1,638,660	1,688,275	3,350,364	3,462,341
Gross margin rate	26.6%	26.7%	26.7%	26.9%
Selling, general and administrative expenses	1,626,704	1,645,913	3,249,638	3,356,585
Selling, general and administrative expenses as a percentage of revenues	26.4%	26.0%	25.9%	26.1%
Lease termination and impairment charges	26,360	28,752	39,817	95,738
Interest expense	139,716	128,828	281,335	238,306

  Cost of Goods Sold

        Gross margin was 26.6% for the thirteen week period ended August 28, 2010 compared to 26.7% of sales for the thirteen week period ended August 29, 2009. The decrease in gross margin was due primarily to a reduction in pharmacy reimbursement rates, from both government and private third party payors and fewer new generics. Furthermore, there continues to be a negative impact from the reductions in Medicaid reimbursements resulting from the AWP rollback which we will fully cycle in September. The year over year decline in pharmacy margin as a percent of sales was approximately 0.3% better than last quarter. The pharmacy margin pressure slowed as we began to cycle the more significant reductions in maximum allowable costs (MAC) of new generics which occurred last year. Front-end gross margin was slightly higher due to improvements in core categories, lower markdowns and high seasonal sell through, partially offset by higher LIFO charges (discussed below) and increased deferred revenue due to the growth in membership in our wellness+ loyalty card program.

        Gross margin rate was 26.7% for the twenty-six week period ended August 28, 2010 compared to 26.9% for the twenty-six week period ended August 29, 2009. Pharmacy margin declined due to reductions in reimbursement rates that were not fully offset by the benefit of new generic drug introductions. Front-end gross margin was worse as a result of increased deferred revenue due to the growth in membership in our wellness+ loyalty card program partially offset by improvements in markdowns.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $20.5 million and

$41.1 million for the thirteen and twenty-six week periods ended August 28, 2010 compared to LIFO charges of $14.8 million and $29.5 million for the thirteen and twenty-six week periods ended August 29, 2009. The increased LIFO charges in the current year are due to higher expected prescription inflation rates.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 26.4% in the thirteen week period ended August 28, 2010 compared to 26.0% in the thirteen week period ended August 29, 2009. SG&A as a percentage of revenues was 25.9% in the twenty-six week period ended August 28, 2010 compared to 26.1% in the twenty-six week period ended August 29, 2009. The increase in SG&A as a percentage of revenues for the thirteen week period is primarily due to an increase in workers' compensation and general liability costs of $17 million and approximately $26 million of expenses related to the costs to rollout our customer loyalty card program, the expansion of our pharmacist immunization capabilities and the shift in holiday pay expenses due to Memorial Day falling in the second quarter of fiscal 2011 versus the first quarter of fiscal 2010. The decrease in SG&A for the twenty-six week period is due primarily to decreases in salaries and benefit costs due to better labor control, lower depreciation and amortization and the elimination of the receivables securitization costs in the current fiscal year.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)
Impairment charges	$1,312	$2,010	$2,446	$5,494
Facility and equipment lease exit charges	25,048	26,742	37,371	90,244

	$26,360	$28,752	$39,817	$95,738

        Impairment Charges:    Impairment charges include non-cash charges of $1.3 million and $2.0 million in the thirteen week periods ended August 28, 2010 and August 29, 2009, respectively, for the impairment of long-lived assets at seven stores in each fiscal quarter. Impairment charges include non-cash charges of $2.5 million and $5.5 million for the twenty-six week periods ended August 28, 2010 and August 29, 2009, respectively, for the impairment of long-lived assets at 23 and 30 stores, respectively. These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

        Facility and Equipment Lease Exit Charges:    During the thirteen week periods ended August 28, 2010 and August 29, 2009, we recorded charges for 12 and 20 stores, respectively, to be closed or relocated under long-term leases. During the twenty-six week periods ended August 28, 2010 and August 29, 2009, we recorded charges for 20 and 84 stores, respectively, to be closed or relocated under long-term leases. Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The decrease in the facility and equipment lease exit charge for the twenty-six week period ended August 28, 2010 is primarily due to a lower number of stores closed during the first quarter of fiscal 2011 as compared to fiscal 2010.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        Interest expense was $139.7 million and $281.3 million for the thirteen and twenty-six week periods ended August 28, 2010, compared to $128.8 million and $238.3 million for the thirteen and twenty-six week periods ended August 29, 2009. The increase in interest expense for the twenty-six week period ended August 28, 2010 was primarily due to the refinancing of our senior credit facility and elimination of our securitization facilities during our last fiscal year. The weighted average interest rates on our indebtedness for the twenty-six week period ended August 28, 2010 and August 29, 2009 were 7.5% and 6.8%, respectively. The refinancing that occurred during the second quarter of fiscal 2011 is expected to reduce our interest expense by approximately $13 million per year.

  Income Taxes

        We recorded an income tax expense of $2.8 million and $4.0 million for the thirteen week periods and $10.0 million and $9.3 million for the twenty-six week periods ended August 28, 2010 and August 29, 2009, respectively. The income tax expense for the thirteen and twenty-six week periods ended August 28, 2010 is primarily due to the need for an accrual of additional state taxes resulting from the receipt of a final audit determination and adjustments to unrecognized tax benefits. The income tax expense for the thirteen and twenty-six week periods ended August 29, 2009 is primarily attributable to the accrual of state and local taxes and adjustments to unrecognized tax benefits.

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

Liquidity and Capital Resources

  General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities and (iii) borrowings under the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay scheduled interest and principal on debt, to fund capital expenditures and to provide funds for the voluntary repurchase of debt. Total liquidity at August 28, 2010, was $1.082 billion which consisted of revolver borrowing capacity of $1.032 billion and invested cash of $50.6 million.

  Refinancing

        In August 2010, we repaid all borrowings outstanding under our revolving credit facility due September 2012 and cancelled all of our commitments thereunder and replaced such facility with a new $1.175 billion revolving credit facility (the "New Revolver") due 2015 (or such earlier date as noted below). We also repaid and retired all borrowings and accrued interest due under our $647.7 million Tranche 4 Term Loan due June 2015. We financed these repayments with the net proceeds from an issuance of $650.0 million of new 8.00% Senior Secured Notes due August 2020 (collectively, the "Refinancing"), together with cash on hand. The prepayment of the Tranche 4 Term Loan occurred prior to the second anniversary of the borrowing and therefore a 3.0% penalty of the principal amount outstanding was paid totaling $19.4 million which is included in the loss on debt modifications. The loss on debt modifications and retirements also included the write-off of debt issue costs of $13.1 million and net unamortized original issuance discounts of $11.4 million. Additionally, we incurred fees and expenses of $34.0 million to consummate the Refinancing, which are being deferred and amortized over the terms of the related debt instruments.

        We entered into these refinancing transactions to extend maturities and to lower interest expense. As part of the Refinancing, we also entered into amendments to make certain other changes to our senior secured credit facility, including a revision to the fixed charge coverage ratio test and to permit the mandatory repurchase of our outstanding 8.5% convertible notes due 2015. These amendments give us the ability to consummate a mandatory repurchase of the 8.5% convertible notes due 2015, so long as, before and after such transaction, no default or event of default shall have occurred and be continuing under our senior secured credit facility and there is more than $100.0 million of availability under the new revolving credit facility.

  Credit Facility

        Borrowings under the New Revolver bear interest at LIBOR plus 3.50%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.50%. After November 27, 2010, the interest rate can fluctuate between LIBOR plus 3.25% and LIBOR plus 3.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 2.25% and Citibank's base rate plus 2.75%, based upon the amount of revolver availability, as defined in the senior secured credit facility. We are required to pay fees between 0.50% and 0.75% per annum on the daily unused amount of the new revolving credit facility, depending on the amount of revolver availability. Amounts drawn under the New Revolver become due and payable on August 19, 2015, provided that such maturity date shall instead be April 18, 2014 in the event that on or prior to April 18, 2014 we do not repay, refinance or otherwise extend the maturity date of our existing term loans to a date that is at least 90 days after August 19, 2015 and, in the case of a repayment or refinancing, we must have at least $500.0 million of availability under the New Revolver.

        Our ability to borrow under the New Revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. As a result, decreases in the value of the collateral could result in a reduction of availability under the New Revolver. At August 28, 2010, we had no borrowings outstanding under the New Revolver and had letters of credit outstanding thereunder of $143.3 million which gave us additional borrowing capacity of $1.032 billion.

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

        In July 2008, we issued a senior secured term loan (the "Tranche 3 Term Loan") of $350.0 million under our existing senior secured credit facility. The Tranche 3 Term Loan was issued at a discount of 90% of par. The Tranche 3 Term Loan matures on June 4, 2014 and bears interest at LIBOR (with a minimum LIBOR rate of 3.00%) plus 3.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate (with a minimum base rate of 4.00%) plus 2.00%. We must make mandatory prepayments of the Tranche 3 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time total debt outstanding under the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 3 Term Loan may also be required.

        The senior secured credit facility restricts us and the subsidiary guarantors from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store deposit accounts, cash necessary to cover our current liabilities and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The senior secured credit facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our senior secured credit facility or (b) the sum of revolver availability under our senior secured credit facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100.0 million for three consecutive business days (a "cash sweep period"), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the senior secured credit facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our senior secured credit facility.

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014 and for the voluntary repurchase of debt with a maturity after June 4, 2014 and the mandatory repurchase of our 8.5% convertible notes due 2015 if we maintain availability on the revolving credit facility of at least $100.0 million.

        Our senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility has a financial covenant which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 0.95 to 1.00 for the second and third quarters of fiscal 2011, which increases to 1.00 for the following four quarters and increases to 1.05 thereafter. As of August 28, 2010, we had availability under the

New Revolver of $1.032 billion and were in compliance with the senior secured credit facility's financial covenant.

        Our senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repurchase of such debt. The August 2010 amendments to the senior secured credit facility exclude the mandatory repurchase of the 8.5% convertible notes due 2015 (the "Convertible Notes") from this event of default.

  Other Indebtedness

        In August 2010, as part of the Refinancing, we issued $650.0 million of 8.00% senior secured notes, due August 15, 2020. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility and the 9.75% senior secured notes due 2016. The indenture that governs the 8.00% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders in the mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

        In July 2010, we repurchased $93.8 million of our $158.0 million outstanding Convertible Notes with cash on hand. Our remaining Convertible Notes require that we maintain listing on the NYSE or certain other exchanges. In the event of a NYSE delisting, holders of these notes could require us to repurchase them. We have received a notice of non-compliance from the NYSE because the price of our common stock has fallen below the NYSE's minimum share price rule. Per NYSE rules, we have six months from the receipt of the notice to regain compliance or until our next annual stockholder's meeting in June 2011 if we choose an action that needs stockholder approval to cure the minimum share price deficiency. Our Board of Directors has approved a reverse stock split of our common stock, subject to stockholder approval, if such a split is necessary to cure the minimum share price deficiency. During this period, our stock continues to be listed on the NYSE and trade as usual. We are in compliance with all other listing rules.

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of August 28, 2010, the amount of additional secured and unsecured debt that could be incurred under these indentures was $1.1 billion (which does not include the ability to enter into certain sale and leaseback transactions or incur debt under the interest coverage ratio test). However, we could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is subject to an interest coverage ratio test.

  Sale Leaseback Transactions

        During the twenty-six week period ended August 28, 2010 we had no sale leaseback transactions.

        During the twenty-six week period ended August 29, 2009 we sold two owned stores to independent third parties. Net proceeds from these sales were $6.5 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 years. We accounted for both of these leases as operating leases. Gains on these transactions of $5.3 million have been deferred and are being recorded over the related minimum lease terms.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $513.8 million and $210.7 million in the twenty-six week periods ended August 28, 2010 and August 29, 2009, respectively. Cash flow was positively impacted by an increase in accounts payable due to the timing of purchases as well as rent, pension funding and interest payments. Additionally reductions in accounts receivables are no longer offset by repayments to the receivables securitization facility which was eliminated in the third quarter of fiscal 2010.

        Cash used in investing activities was $73.8 million and $42.4 million for the twenty-six week periods ended August 28, 2010 and August 29, 2009, respectively. Cash used for the purchase of property, plant, equipment and prescription files is flat compared to prior year however proceeds from the sale of assets were significantly lower in the current year.

        Cash used in financing activities was $411.2 million and $199.4 million for the twenty-six week periods ended August 28, 2010 and August 29, 2009, respectively. Cash used in financing activities for the twenty-six weeks ended August 28, 2010 was primarily due to the refinancing activity that occurred during the second quarter of fiscal 2011, the repurchase of $93.8 million of the Convertible Notes, other scheduled debt repayments, and the significant decrease in our zero balance cash accounts.

  Capital Expenditures

        During the twenty-six week period ended August 28, 2010, we spent $82.7 million on capital expenditures, consisting of $24.2 million related to new store construction, store relocation and store remodel projects, $48.4 million related to backstage, infrastructure and maintenance requirements, and $10.1 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $250 million during fiscal 2011, consisting of approximately 33% related to new store construction, store relocation and remodels, 47% related to backstage, infrastructure and maintenance requirements and 20% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and planned improvements in our operating performance, we believe that cash flow from operations together with available borrowings under the senior secured credit facility, and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures for the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may enter into transactions to exchange debt for shares of common stock to reduce our outstanding debt and voluntarily repurchase debt.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our fiscal 2010 10-K.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" included herein and in our fiscal 2010 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our fiscal 2010 10-K.

Adjusted EBITDA

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, interest expense and securitization costs, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-down liquidation expenses, stock-based compensation expense, debt modifications and retirements, sale of assets and investments, revenue deferrals related to our customer loyalty card programs, and other items. We reference this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance and gives a better indication of our core operating performance. In addition, we base incentive compensation and our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Management believes that Adjusted EBITDA also facilitates comparisons of our results of operations with those of our competitors having different capital structures. Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Additionally, our definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

        The following is a reconciliation of Adjusted EBITDA to our net loss for the thirteen and twenty-six week periods ended August 28, 2010 and August 29, 2009:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)
Net loss	$(196,976)	$(116,012)	$(270,660)	$(214,458)
Interest expense and securitization costs	139,716	142,883	281,335	266,806
Income tax expense	2,826	3,989	9,967	9,316
Depreciation and amortization expense	126,513	133,522	254,013	271,760
LIFO charges	20,528	14,770	41,056	29,540
Lease termination and impairment charges	26,360	28,752	39,817	95,738
Stock-based compensation expense	4,250	6,092	9,735	12,509
Gain on sale of assets, net	(3,973)	(4,188)	(3,736)	(24,139)
Loss on debt modifications and retirements, net	44,003	993	44,003	993
Closed facility liquidation expense	1,811	2,290	4,233	8,808
Severance costs	—	2,053	10	6,049
Customer loyalty card programs revenue deferral	15,394	—	20,431	—
Other	792	1,391	830	2,809

Adjusted EBITDA	$181,244	$216,535	$431,034	$465,731

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates for each fiscal year as of August 28, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at 08/28/2010
	(dollars in thousands)
Long-term debt, including current portion
Fixed rate	$2,080	$105	$114	$190,852	$—	$4,507,189	$4,700,340	$4,145,240
Average Interest Rate	4.67%	7.00%	7.00%	6.95%	0.00%	8.91%	8.82%
Variable Rate	$9,539	$14,550	$14,550	$14,550	$1,369,450	$—	$1,422,639	$1,296,759
Average Interest Rate	3.03%	3.03%	3.03%	3.03%	3.03%	0.00%	3.03%
Total	$11,619	$14,655	$14,664	$205,402	$1,369,450	$4,507,189	$6,122,979	$5,441,999

        As of September 27, 2010, 23.2% of our total debt is exposed to fluctuations in variable interest rates. The interest rate on our variable rate borrowings, which include our revolving credit facility, our Tranche 2 Term loan and Tranche 3 Term loan, are all based on LIBOR. However, the interest rate on the Tranche 3 Term loan has a LIBOR floor of 300 basis points.

        Our ability to satisfy interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations could be materially adversely affected. We cannot assure you that any such borrowing or equity financing could be successfully completed.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        See Item 3 to Annual Report on Form 10-K for the fiscal year ended February 27, 2010 relating to material pending legal proceedings. Set forth below is a summary of material developments involving material legal proceedings that occurred subsequent to the filing of our fiscal 2010 Form 10-K.

  1.
  In connection with the Craig action, approximately 1,100 current and former assistant store managers (out of approximately 6,700 current and former assistant store managers comprising the purported collective group) have joined the Craig action.

  2.
  In connection with the Indergit action, approximately 1,550 current and former assistant store managers (out of approximately 7,000 current and former assistant store managers comprising the purported collective group) have joined the Indergit action.

  3.
  The Company was served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") Subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG, the United States Attorney's Office for the Central District of California and the United States Department of Justice Commercial Litigation Branch. The subpoena requests records related to any gift card or similar programs for customers who transferred prescriptions for drugs or medicines to the Company's pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. The Company is in the process of producing records in response to the subpoena and is unable to predict with certainty the timing or outcome of the investigation.

ITEM 1A.    Risk Factors

        Refer to "Part I, Item 1A, Risk Factors" in our Annual Report on Form 10-K, for the year ended February 27, 2010, in our Quarterly Report on Form 10-Q for the thirteen week period ended May 29, 2010 which could materially affect our business, financial condition or future results.

         If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted. Upon such event, we may be required to repurchase or refinance our Convertible Notes.

        The Company's Board of Directors has approved a reverse stock split of the Company's common stock, subject to stockholder approval, if such a split is necessary to cure the minimum share price deficiency. The objective of a reverse stock split would be to ensure that we regain compliance with the NYSE's minimum share price rule and maintain our listing on the NYSE. Per the NYSE rules, we are required to bring our closing share price and average closing share price for a 30 trading-day period back above $1.00 within six months following the notification. We can cure our share price deficiency by attaining a closing share price and average closing share price for a trailing 30 trading-day period on the last trading day of any calendar month during the cure period or on the last day of the cure period. If we opt to cure the price condition by taking action that will require a stockholder vote, such as a reverse stock split, the NYSE will generally permit us to wait until our next annual meeting, even if such meeting occurs after the expiration of the six-month period. Our average closing share price over the 30 consecutive trading-day period ended September 27, 2010, was $0.96. We intend to seek stockholder approval for the reverse stock split at or prior to our next annual meeting of stockholders, if necessary to bring our share price over $1.00 and to cure the share price deficiency. The terms of the reverse stock split, including selection of appropriate reverse split ratios and setting the date for the meeting of stockholders, will be determined at a later date by our Board of Directors. The Board of Directors will base its decision regarding the reverse stock split upon its evaluation of when, and on what terms, such action would be most advantageous to us and our stockholders. Our common stock continues to be listed on the NYSE and trade as usual.

        We are in compliance with all other NYSE listing rules, have actively been taking steps to maintain our listing and expect our efforts will be successful. However, there can be no assurance that we will regain or maintain compliance with the NYSE continued listing requirements. If our common stock is not listed on the NYSE or another national exchange, holders of our $64.2 million of outstanding Convertible Notes would be entitled to require us to repurchase their Convertible Notes. Our senior credit facility permits us to make such a repurchase the Convertible Notes; provided that, before and after such transaction, no default or event of default shall have occurred and be continuing under the senior credit facility and we have at least $100.0 million of availability under our revolving credit facility. Our ability to pay cash to holders of the Convertible Notes may be limited by our financial resources at the time of such repurchase. We cannot assure you that sufficient funds will be available on terms acceptable to us if necessary to make any required repurchase of the Convertible Notes.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Repurchases of Equity Securities.    The table below is a listing of repurchases of Common Stock during the second quarter of fiscal 2011.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
May 30 to June 26, 2010(1)	830,882	$1.01	—	—

June 27 to July 24, 2010	—	—	—	—

July 25 to August 28, 2010	—	—	—	—

(1)
Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    [Removed and Reserved]

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

        (a)   The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007

Exhibit Numbers	Description	Incorporation By Reference To
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K, filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999

Exhibit Numbers	Description	Incorporation By Reference To
4.4	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.9
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.10
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.11	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.14
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.15
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008
4.16
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.17	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.18	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.19
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.20
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.21
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.22
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019.	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.23
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
10.1
	Exchange and Registration Rights Agreement relating to the 8.00% Senior Secured Notes due 2020, dated August 16, 2010, among Rite Aid Corporation, the Subsidiary Guarantors and Citigroup Global Markets Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC as the Initial Purchasers	Exhibit 10.3 to Form 8-K, filed on August 19, 2010

Exhibit Numbers	Description	Incorporation By Reference To
10.2	Refinancing Amendment No. 3, dated as of August 19, 2010, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on August 19, 2010
10.3
	Amendment No. 1, dated as of August 19, 2010, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the lenders party thereto and Citicorp North America, Inc., as administrative agent	Exhibit 10.2 to Form 8-K, filed on August 19, 2010
10.4	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Filed herewith
10.5	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Filed herewith
10.6	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Filed herewith
10.7	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan*	Filed herewith
11	Statement regarding computation of earnings per share. (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at August 28, 2010 and February 27, 2010, (ii) Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended August 28, 2010 and August 29, 2009, (iii) Condensed Consolidated Statements of Cash Flow for the twenty-six week periods ended August 28, 2010 and August 29, 2009, and (iv) Notes to Condensed Consolidated Financial Statements tagged as block text.**

*
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-Q.

**
Furnished, not filed

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 7, 2010	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: October 7, 2010	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer