Form 10-Q
period 2010-11-27
RITE AID CORP
filed 2011-01-06
CIK 84129

Use these links to rapidly review the document
RITE AID CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2010
OR
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

        The registrant had 890,242,572 shares of its $1.00 par value common stock outstanding as of December 27, 2010.

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

  •
  continued consolidation of the drugstore and the pharmacy benefit management industries;

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010 (the "Fiscal 2010 10-K"), which we filed with the SEC on April 28, 2010, our Quarterly Report on Form 10-Q for the thirteen weeks ended May 29, 2010 (the "First Quarter 2011 10-Q"), which we filed on July 6, 2010, and our Quarterly Report on Form 10-Q for the thirteen weeks ended August 28, 2010 (the "Second Quarter 2011 10-Q"), which we filed on October 7, 2010. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 27, 2010	February 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$122,042	$103,594
Accounts receivable, net	974,472	955,502
Inventories, net of LIFO reserve of $875,193 and $831,113	3,330,805	3,238,644
Prepaid expenses and other current assets	100,037	210,928

Total current assets	4,527,356	4,508,668
Property, plant and equipment, net	2,138,540	2,293,153
Other intangibles, net	701,497	823,088
Other assets	448,575	425,002

Total assets	$7,815,968	$8,049,911

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$34,248	$51,502
Accounts payable	1,292,350	1,159,069
Accrued salaries, wages and other current liabilities	1,107,235	965,121

Total current liabilities	2,433,833	2,175,692
Long-term debt, less current maturities	6,089,772	6,185,633
Lease financing obligations, less current maturities	125,074	133,764
Other noncurrent liabilities	1,175,505	1,228,373

Total liabilities	9,824,184	9,723,462
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,593 and 1,523	159,261	152,304
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 890,322 and 887,636	890,322	887,636
Additional paid-in capital	4,280,455	4,277,200
Accumulated deficit	(7,309,103)	(6,959,372)
Accumulated other comprehensive loss	(29,152)	(31,320)

Total stockholders' deficit	(2,008,216)	(1,673,551)

Total liabilities and stockholders' deficit	$7,815,968	$8,049,911

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 27, 2010	November 28, 2009
Revenues	$6,202,353	$6,352,283
Costs and expenses:
Cost of goods sold	4,561,200	4,665,871
Selling, general and administrative expenses	1,578,142	1,605,213
Lease termination and impairment charges	17,003	35,072
Interest expense	133,742	135,770
Gain on sale of assets, net	(7,050)	(1,459)

	6,283,037	6,440,467

Loss before income taxes	(80,684)	(88,184)
Income tax benefit	(1,613)	(4,322)

Net loss	$(79,071)	$(83,862)

Computation of loss attributable to common stockholders:
Net loss	$(79,071)	$(83,862)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(2,354)	(2,218)

Loss attributable to common stockholders—basic and diluted	$(81,451)	$(86,106)

Basic and diluted loss per share	$(0.09)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009
Revenues	$18,758,441	$19,205,331
Costs and expenses:
Cost of goods sold	13,766,924	14,056,578
Selling, general and administrative expenses	4,827,780	4,961,798
Lease termination and impairment charges	56,820	130,810
Interest expense	415,077	374,076
Loss on debt modifications and retirements, net	44,003	993
Gain on sale of assets, net	(10,786)	(25,598)

	19,099,818	19,498,657

Loss before income taxes	(341,377)	(293,326)
Income tax expense	8,354	4,994

Net loss	$(349,731)	$(298,320)

Computation of loss attributable to common stockholders:
Net loss	$(349,731)	$(298,320)
Accretion of redeemable preferred stock	(77)	(77)
Cumulative preferred stock dividends	(6,957)	(6,556)

Loss attributable to common stockholders—basic and diluted	$(356,765)	$(304,953)

Basic and diluted loss per share	$(0.40)	$(0.35)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009
Operating activities:
Net loss	$(349,731)	$(298,320)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	378,998	404,307
Lease termination and impairment charges	56,820	130,810
LIFO charges	44,080	44,310
Gain on sale of assets, net	(10,786)	(25,598)
Stock-based compensation expense	13,902	18,335
Loss on debt modifications and retirements, net	44,003	993
Proceeds from insured loss	—	1,380
Changes in operating assets and liabilities:
Net payments to accounts receivable securitization	—	(555,000)
Accounts receivable	(18,970)	(8,446)
Inventories	(136,496)	(111,301)
Accounts payable	272,730	128,646
Other assets and liabilities, net	172,852	45,575

Net cash provided by (used in) operating activities	467,402	(224,309)

Investing activities:
Payments for property, plant and equipment	(104,383)	(124,541)
Intangible assets acquired	(16,071)	(5,661)
Proceeds from sale-leaseback transactions	—	6,532
Proceeds from dispositions of assets and investments	17,266	39,208

Net cash used in investing activities	(103,188)	(84,462)

Financing activities:
Proceeds from issuance of long-term debt	650,000	1,303,307
Net payments to revolver	(22,000)	(714,000)
Principal payments on long-term debt	(775,236)	(167,174)
Change in zero balance cash accounts	(144,693)	(49,475)
Net proceeds from issuance of common stock	101	30
Financing fees paid for early debt retirement	(19,666)	—
Deferred financing costs paid	(34,272)	(59,323)

Net cash (used in) provided by financing activities	(345,766)	313,365

Increase in cash and cash equivalents	18,448	4,594
Cash and cash equivalents, beginning of period	103,594	152,035

Cash and cash equivalents, end of period	$122,042	$156,629

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $385 and $610, respectively)	$313,615	$300,103

Cash payments of income taxes, net of refunds	$8,028	$2,645

Equipment financed under capital leases	$2,836	$185

Equipment received for noncash consideration	$2,428	$9,450

Reduction in lease financing obligation	$—	$24,002

Preferred stock dividends paid in additional shares	$6,957	$6,556

Gross borrowings from revolver	$882,000	$2,299,000

Gross repayments to revolver	$904,000	$3,013,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 27, 2010 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2010 10-K.

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Numerator for loss per share:
Net loss	$(79,071)	$(83,862)	$(349,731)	$(298,320)
Accretion of redeemable preferred stock	(26)	(26)	(77)	(77)
Cumulative preferred stock dividends	(2,354)	(2,218)	(6,957)	(6,556)

Loss attributable to common stockholders, basic and diluted	$(81,451)	$(86,106)	$(356,765)	$(304,953)

Denominator:
Basic and diluted weighted average shares	883,515	881,371	882,668	880,577
Basic and diluted loss per share:	$(0.09)	$(0.10)	$(0.40)	$(0.35)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

2. Loss Per Share (Continued)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of November 27, 2010 and November 28, 2009:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Stock options	87,235	79,385	87,235	79,385
Restricted Stock Units	669	—	669	—
Convertible preferred stock	28,957	27,283	28,957	27,283
Convertible debt	24,800	61,045	24,800	61,045

	141,661	167,713	141,661	167,713

        Also excluded from the computation of diluted loss per share as of November 27, 2010 and November 28, 2009 are restricted shares of 6,613 and 6,212, respectively, which are included in shares outstanding.

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts and number of locations as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Impairment charges	$751	$11,847	$3,197	$17,341
Facility and equipment lease exit charges	16,252	23,225	53,623	113,469

	$17,003	$35,072	$56,820	$130,810

Impairment charges
Number of Stores	19	29	42	59
Number of Distribution Centers	1	1	1	1

Total Locations	20	30	43	60

Lease exit charges
Number of Stores	11	10	31	94
Number of Distribution Centers	—	1	—	1

Total Locations	11	11	31	95

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3. Lease Termination and Impairment Charges (Continued)

Impairment charges

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

        As part of our ongoing business activities, the Company assesses stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores. The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Balance—beginning of period	$395,098	$426,451	$412,654	$381,411
Provision for present value of noncancellable lease payments of closed stores	5,076	4,931	21,707	72,653
Changes in assumptions about future sublease income, terminations and changes in interest rates	4,922	11,387	13,288	26,562
Interest accretion	6,326	7,056	19,661	19,712
Cash payments, net of sublease income	(23,977)	(27,391)	(79,865)	(77,904)

Balance—end of period	$387,445	$422,434	$387,445	$422,434

        The Company's revenues and loss before income taxes for the thirteen and thirty-nine week periods ended November 27, 2010 and November 28, 2009 include results from stores that have been

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3. Lease Termination and Impairment Charges (Continued)

closed or are planned to be closed as of November 27, 2010. The operating losses of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Revenues	$21,353	$84,319	$103,257	$319,557
Loss from operations	(698)	(9,353)	(10,972)	(20,512)
	Included in these stores' loss from operations are:
Depreciation and amortization	233	1,661	1,176	5,790
Inventory liquidation charges	1,215	647	3,536	4,321
Gain from sales of assets	(4,429)	(2,597)	(9,885)	(29,322)

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

        Long-lived assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3. Lease Termination and Impairment Charges (Continued)

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of November 27, 2010 and November 28, 2009 for which an impairment assessment was performed.

					Total Losses
	Quoted Prices in Active Markets for Identical Assets (Level 1)
		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Thirteen Week Period Ended November 27, 2010	Thirty-Nine Week Period Ended November 27, 2010
Long-lived assets held and used	$—	$3,493	$162	$3,655	$751	$3,197
Long-lived assets held for sale	—	—	—	—	—	—

Total	$—	$3,493	$162	$3,655	$751	$3,197

					Total Losses
	Quoted Prices in Active Markets for Identical Assets (Level 1)
		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Thirteen Week Period Ended November 28, 2009	Thirty-Nine Week Period Ended November 28, 2009
Long-lived assets held and used	$—	$558	$1,231	$1,789	$2,931	$5,120
Long-lived assets held for sale	—	13,227	—	13,227	8,916	12,221

Total	$—	$13,785	$1,231	$15,016	$11,847	$17,341

4. Income Taxes

        The Company recorded an income tax benefit from continuing operations of $1,613 and $4,322 for the thirteen week periods and income tax expense from continuing operations of $8,354 and $4,994 for the thirty-nine week periods ended November 27, 2010 and November 28, 2009, respectively. The provision for income taxes for the thirteen and thirty-nine week periods ended November 27, 2010 was primarily due to adjustments to unrecognized tax benefits and the need for an accrual of additional state taxes resulting from the receipt of a final audit determination. The provision for income taxes for the thirteen and thirty-nine week periods ended November 28, 2009 was attributable to the accrual of state and local taxes and adjustments to unrecognized tax benefits offset by a benefit for recoverable income tax resulting from federal legislation enacted during the third quarter of fiscal 2010.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007, related to the Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the Brooks Eckerd acquisition. Accordingly, as of November 27, 2010 the Company had a corresponding recoverable indemnification

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4. Income Taxes (Continued)

asset of $152,717 from Jean Coutu Group, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The federal income tax returns are closed to examination by the Internal Revenue Service (IRS) through fiscal 2006. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. In fiscal 2010, the IRS completed the examination of the consolidated U.S. income tax return for Rite Aid Corporation and subsidiaries for fiscal year 2008 and issued a no change report. Additionally the IRS completed the examination of the consolidated U.S. income tax returns for Brooks Eckerd for the fiscal years 2004 through 2007. A revenue agent report (RAR) was received in the fourth quarter of fiscal 2010 relating to the examination of fiscal years 2004 and 2005 and an RAR was received in the second quarter of fiscal 2011 relating to the examination of fiscal years 2006 and 2007. The examination of the consolidated U.S. income tax return for Brooks Eckerd for the last pre-acquisition period of 2007 was completed in the third quarter of fiscal 2011 and an RAR was received. The company is appealing these audit results. Management believes that the Company has adequately provided for any potential adverse results. Furthermore, pursuant to the tax indemnification referenced above, Jean Coutu Group is required to reimburse the Company for any assessment that may arise. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of reporting IRS audit adjustments, the Company has statutes open in some states from fiscal 2003.

        The valuation allowances as of November 27, 2010 and February 27, 2010 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,099,645 and $1,984,468 against net deferred tax assets at November 27, 2010 and February 27, 2010, respectively.

5. Sale Leaseback Transactions

        During the thirty-nine week period ended November 27, 2010, the Company had no sale leaseback transactions.

        During the thirty-nine week period ended November 28, 2009, the Company sold two owned properties to independent third parties. Net proceeds from these sales were $6,532. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 years. The Company accounted for both of these leases as operating leases. A gain on the sale of these stores of $5,301 was deferred and is being recorded over the minimum term of these leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of November 27, 2010 and February 27, 2010.

	November 27, 2010			February 27, 2010
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$655,221	$(339,929)	10 years	$658,590	$(305,791)	11 years
Prescription files	1,212,755	(826,550)	6 years	1,204,348	(734,059)	6 years

Total	$1,867,976	$(1,166,479)		$1,862,938	$(1,039,850)

        Also included in other non-current liabilities as of November 27, 2010 and February 27, 2010 are unfavorable lease intangibles with a net carrying amount of $98,396 and $106,910 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities for the thirteen and thirty-nine week periods ended November 27, 2010 was $43,106 and $131,106 respectively. Amortization expense for these intangible assets and liabilities for the thirteen and thirty-nine week periods ended November 28, 2009 was $45,307 and $140,104, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2011—$ 167,903; 2012—$ 135,246; 2013—$ 110,166; 2014—$ 84,542 and 2015—$ 67,149.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at November 27, 2010 and February 27, 2010:

	November 27, 2010	February 27, 2010
Secured Debt:
Senior secured revolving credit facility due September 2012	—	$80,000
Senior secured revolving credit facility due August 2015 (or April 2014, see Credit Facility below)	58,000	—
Senior secured credit facility term loan due June 2014	1,077,375	1,085,663
Senior secured credit facility term loan due June 2014 ($343,000 and $345,625 face value less unamortized discount of $21,197 and $25,634)	321,803	319,991
Senior secured credit facility term loan due June 2015 ($650,000 face value less unamortized discount of $15,036)	—	634,964
9.75% senior secured notes (first lien) due June 2016 ($410,000 face value less unamortized discount of $5,900 and $6,692)	404,100	403,308
8.00% senior secured notes (first lien) due August 2020	650,000	—
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $31,334 and $35,481)	438,666	434,519
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,825 and $1,978)	268,175	268,022
Other secured	2,338	2,316

	3,720,457	3,728,783
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $3,521 and $4,049)	406,479	405,951
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $8,456 and $9,431)	801,544	800,569

	1,708,023	1,706,520
Unsecured Unguaranteed Debt:
8.125% notes due May 2010	—	11,117
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	64,188	158,000
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	677,976	782,905
Lease financing obligations	142,638	152,691

Total debt	6,249,094	6,370,899
Current maturities of long-term debt and lease financing obligations	(34,248)	(51,502)

Long-term debt and lease financing obligations, less current maturities	$6,214,846	$6,319,397

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements (Continued)

Refinancing

        In August 2010, the Company repaid all borrowings outstanding under its revolving credit facility due September 2012 and cancelled all of its commitments thereunder and replaced such facility with a new $1,175,000 revolving credit facility due 2015 (or such earlier date as noted below) and repaid and retired all borrowings and accrued interest due under its $647,726 Tranche 4 Term Loan due June 2015 with the net proceeds from an issuance of $650,000 of new 8.00% Senior Secured Notes due August 2020 (collectively, the "Refinancing"), together with cash on hand. The prepayment of the Tranche 4 Term Loan occurred prior to the second anniversary of the borrowing and therefore a 3.0% penalty of the principal amount outstanding was paid totaling $19,432, which is included in the loss on debt modifications. The loss on debt modifications and retirements also included the write-off of debt issue costs of $13,142 and net unamortized original issuance discounts of $11,429. Additionally, the Company incurred fees and expenses of $34,272 to consummate the Refinancing, which are being deferred and amortized over the terms of the related debt instruments.

        The Company entered into the Refinancing to extend maturities and to lower interest expense. As part of the Refinancing, the Company also entered into amendments to make certain other changes to its senior secured credit facility, including a revision to the fixed charge coverage ratio test and to permit the mandatory repurchase of its outstanding 8.5% convertible notes due 2015. These amendments give the Company the ability to consummate a mandatory repurchase of the 8.5% convertible notes due 2015, so long as, before and after such transaction, no default or event of default shall have occurred and be continuing under the Company's senior secured credit facility and there is more than $100,000 of availability under the revolving credit facility.

Credit Facility

        As of November 27, 2010, the Company has a $1,175,000 revolving credit facility. Borrowings under the revolver bear interest between LIBOR plus 3.25% and LIBOR plus 3.75%, if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 2.25% and Citibank's base rate plus 2.75%, based upon the amount of revolver availability, as defined in the senior secured credit facility. The Company is required to pay fees between 0.50% and 0.75% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on August 19, 2015, provided that such maturity date shall instead be April 18, 2014 in the event that on or prior to April 18, 2014 the Company does not repay, refinance or otherwise extend the maturity date of its existing term loans to a date that is at least 90 days after August 19, 2015 and, in the case of a repayment or refinancing, the Company must have at least $500,000 of availability under the revolver.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 27, 2010, the Company had $58,000 outstanding under the revolver and had letters of credit outstanding thereunder of $152,260, which gave the Company additional borrowing capacity of $964,740.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

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

        In July 2008, the Company issued a senior secured term loan (the "Tranche 3 Term Loan") of $350,000 under the Company's existing senior secured credit facility. The Tranche 3 Term Loan was issued at a discount of 90% of par. The Tranche 3 Term Loan matures on June 4, 2014 and bears interest at LIBOR (with a minimum LIBOR rate of 3.00%) plus 3.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate (with a minimum base rate of 4.00%) plus 2.00%. The Company must make mandatory prepayments of the Tranche 3 Term Loan with the proceeds of asset dispositions (subject to certain limitations), with a portion of any excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time total debt outstanding under the senior secured credit facility exceeds the borrowing base, prepayment of the Tranche 3 Term Loan may also be required.

        The senior secured credit facility restricts the Company and the subsidiary guarantors from accumulating cash on hand in excess of $200,000 at any time when revolving loans are outstanding (not including cash located in the Company's store deposit accounts, cash necessary to cover the Company's current liabilities and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100,000 over three consecutive business days. The senior secured credit facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under the Company's senior secured credit facility or (b) the sum of revolver availability under the Company's senior secured credit facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100,000 for three consecutive business days (a "cash sweep period"), the funds in the Company's deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the senior secured credit facility, and then held as Collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Company's senior secured credit facility.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

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

        The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Company's credit facility has a financial covenant which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company maintain a minimum fixed charge coverage ratio of 0.95 to 1.00 for the third quarter of fiscal 2011, which increases to 1.00 for the following four quarters and increases to 1.05 thereafter. As of November 27, 2010, the Company had availability under its revolving credit facility of $964,740 and was in compliance with the senior secured credit facility's financial covenant.

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

Other Indebtedness

        In August 2010, the Company issued $650,000 of 8.00% senior secured notes due August 15, 2020 as part of the Refinancing. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility. The indenture that governs the 8.00% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders in the mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements (Continued)

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility; the 9.75% senior secured notes due 2016 and the 8.00% senior secured notes due 2020 are secured by a senior lien on, among other things, accounts receivable, inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The Company's 10.375% senior secured notes due 2016, the 7.5% senior secured notes due 2017 and the 10.25% senior secured notes due 2019 are guaranteed by substantially all of the Company's wholly-owned subsidiaries, which are the same subsidiaries that guarantee the senior secured credit facility, the 9.75% senior secured notes due 2016 and the 8.00% senior secured notes due 2020, and are secured on a second priority basis by the same collateral as the senior secured credit facility, the 9.75% senior secured notes due 2016 and the 8.00% senior secured notes due 2020. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are also guaranteed by all of the same subsidiaries on an unsecured basis.

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

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of November 27, 2010, the amount of additional secured and unsecured debt that could be incurred under these indentures was $1,041,625 (which does not include the ability to enter into certain sale and leaseback transactions or incur debt under the interest coverage ratio test). However, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is subject to an interest coverage ratio test.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

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

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2011 and thereafter are as follows: 2011—$5,692; 2012—$14,655; 2013—$14,664; 2014—$205,402; 2015—$1,373,088 and $4,565,188 thereafter.

8. Financial Instruments

        The carrying amounts and fair values of financial instruments at November 27, 2010 and February 27, 2010 are listed as follows:

	November 27, 2010		February 27, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,457,178	$1,365,272	$2,120,618	$1,990,963
Fixed rate indebtedness	$4,649,278	$4,308,015	$4,097,590	$3,632,738

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

9. Stock Options and Stock Awards

        The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended November 27, 2010 and November 28, 2009 include $13,902 and $18,335, respectively, of compensation costs related to the company's stock-based compensation arrangements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

9. Stock Options and Stock Awards (Continued)

        The total number and type of grants and the related weighted average fair value for the thirty-nine week periods ended November 27, 2010 and November 28, 2009 are as follows:

	November 27, 2010		November 28, 2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	17,443	$0.71	15,112	$0.79
Stock awards granted	4,574	$1.07	3,289	$1.28

Total awards	22,017		18,401

        Stock options granted, vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Non-employee director options granted, vest, and are subsequently exercisable in equal annual installments over a three-year period. Stock awards granted, vest in equal annual installments over a three-year period. Beginning in fiscal 2011, stock units granted to non-employee directors, vest 80% in year one, 10% in year two and 10% in year three.

        The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009
Expected stock price volatility	79%	76%
Expected dividend yield	0%	0%
Risk-free interest rate	1.9%	2.5%
Expected option life	5.5 years	5.5 years

        As of November 27, 2010, there was $22,303 of total unrecognized pre-tax compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.6 years. As of November 27, 2010, there was $5,870 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.0 years.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

10. Retirement Plans

        Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended November 27, 2010 and November 28, 2009, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Service cost	$809	$557	$18	$14	$2,427	$1,952	$54	$41
Interest cost	1,515	1,525	212	282	4,547	4,525	635	847
Expected return on plan assets	(1,248)	(328)	—	—	(3,744)	(1,829)	—	—
Amortization of unrecognized prior service cost	215	216	—	—	645	646	—	—
Amortization of unrecognized net loss (gain)	507	600	(332)	—	1,521	2,278	(996)	—

Net pension expense (income)	$1,798	$2,570	$(102)	$296	$5,396	$7,572	$(307)	$888

        During the thirteen and thirty-nine week periods ended November 27, 2010, the Company contributed $406 and $1,190, respectively, to the Nonqualified Executive Retirement Plan and contributed $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2011, the Company expects to contribute $378 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

11. Commitments and Contingencies

        The Company is currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in Pennsylvania, New Jersey, New York, Maryland, Ohio, Connecticut and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers, or (ii) current and former store managers and assistant store managers, respectively, working in the Company's stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre- and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for the Company as assistant store managers since December 9, 2006. Notice of the Craig action has been sent to the purported members of the collective group (approximately 6,700 current and former store managers) and approximately 1,100 have joined the Craig action. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2010 and November 28, 2009

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

11. Commitments and Contingencies (Continued)

brought on behalf of current and former store managers and assistant store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and to date, approximately 1,550 have joined the Indergit action. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. The Company is vigorously defending all of these claims.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended November 27, 2010 was $79.1 million compared to the net loss of $83.9 million for the thirteen week period ended November 28, 2009. The decrease in net loss was primarily driven by decreases in lease termination and impairment charges, LIFO expense and depreciation and amortization expense partially offset by lower margin. Revenues decreased in the current quarter due to store closures and a decline in pharmacy same store sales. There was also a decrease in gross margin rate, due to pharmacy reimbursement rate pressures on prescription sales, our wellness+ loyalty program and other factors, as described in more detail in the following sections.

        Net loss for the thirty-nine week period ended November 27, 2010 was $349.7 million compared to the net loss of $298.3 million for the thirty-nine week period November 28, 2009. Revenues decreased due to store closures and decreases in both front-end and pharmacy same store sales and a decline in script count due to a weaker start to the cough, cold and flu season compared to last year, which was abnormally early. Gross margins decreased, due primarily to pharmacy reimbursement rate pressures on prescription sales. These items are described in more detail in the following sections.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)
Revenues	$6,202,353	$6,352,283	$18,758,441	$19,205,331
Revenue decline	(2.4)%	(1.8)%	(2.3)%	(1.9)%
Same store sales decline	(1.3)%	(0.5)%	(1.3)%	(0.3)%
Pharmacy sales decline	(2.7)%	(0.9)%	(2.4)%	(0.7)%
Same store pharmacy sales (decline) growth	(1.9)%	0.4%	(1.5)%	0.9%
Pharmacy sales as a % of total sales	68.3%	68.6%	68.2%	68.3%
Third party sales as a % of total pharmacy sales	96.2%	96.2%	96.2%	96.2%
Front-end sales decline	(1.5)%	(3.8)%	(2.1)%	(4.4)%
Same store front-end sales decline	0.0%	(2.5)%	(0.7)%	(3.0)%
Front-end sales as a % of total sales	31.7%	31.4%	31.8%	31.7%
Store data:
Total stores (beginning of period)	4,747	4,812	4,780	4,901
New stores	1	3	3	16
Closed stores	(17)	(14)	(52)	(116)

Total stores (end of period)	4,731	4,801	4,731	4,801

Relocated stores	11	13	24	40
Remodeled stores	15	3	17	7

  Revenues

        Revenues declined 2.4% and 1.8% in the thirteen week periods ended November 27, 2010 and November 28, 2009, respectively. Revenues declined 2.3% and 1.9% in the thirty-nine week periods ended November 27, 2010 and November 28, 2009, respectively. Revenue declines in the thirteen and thirty-nine week periods ended November 27, 2010 were driven by a reduction in the store base and a decline in same store sales. We operated 70 fewer stores at November 27, 2010 than at the same time last year.

        Pharmacy same store sales declined by 1.9% and 1.5% in the thirteen and thirty-nine week periods ended November 27, 2010. Same store prescription decline was 1.7% and 1.8% in the thirteen and thirty-nine week periods ended November 27, 2010. The decline in same store scripts was impacted by a weaker start to the cough, cold and flu season, which was abnormally early in the prior year, and an increase in 90-day prescriptions compared to last year.

        Front-end same store sales were flat and declined 0.7% in the thirteen and thirty-nine week periods ended November 27, 2010. The improvement in the thirteen week period was largely due to activity related to our wellness+ loyalty card program, primarily during the last month of the quarter, when front-end same store sales increased 1.3%.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

  Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)
Cost of goods sold	$4,561,200	$4,665,871	$13,766,924	$14,056,578
Gross profit	1,641,153	1,686,412	4,991,517	5,148,753
Gross margin rate	26.5%	26.6%	26.6%	26.8%
Selling, general and administrative expenses	1,578,142	1,605,213	4,827,780	4,961,798
Selling, general and administrative expenses as a percentage of revenues	25.4%	25.3%	25.7%	25.8%
Lease termination and impairment charges	17,003	35,072	56,820	130,810
Interest expense	133,742	135,770	415,077	374,076

  Cost of Goods Sold

        Gross margin was 26.5% for the thirteen week period ended November 27, 2010 compared to 26.6% for the thirteen week period ended November 28, 2009. The decline in gross margin was due primarily to a reduction in pharmacy reimbursement rates, partially offset by lower product costs. There was a negative impact from the reductions in Medicaid reimbursements resulting from the AWP rollback which was fully cycled in September 2010. The pharmacy margin pressure slowed as we continued to cycle the more significant reductions in maximum allowable costs (MAC) of new generics which occurred last year. Front-end gross margin was lower due primarily to an increase in deferred revenue related to our wellness+ customer loyalty card program. Partially offsetting the lower gross margin discussed above was a reduction in LIFO charges discussed below.

        Gross margin rate was 26.6% for the thirty-nine week period ended November 27, 2010 compared to 26.8% for the thirty-nine week period ended November 28, 2009. Pharmacy margin declined due to reductions in reimbursement rates that were not fully offset by the benefit of new generic drug introductions. Additionally, there was a negative impact from the reductions in Medicaid reimbursements resulting from the AWP rollback which was fully cycled in September 2010. Front-end gross margin was lower mainly as a result of increased deferred revenue due to the growth in membership in our wellness+ customer loyalty card program.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. Cost of sales includes LIFO charges of $3.0 million and $44.1 million for the thirteen and thirty-nine week periods ended November 27, 2010 compared to LIFO charges of $14.8 million and $44.3 million for the thirteen and thirty-nine week periods ended November 28, 2009. The decreased LIFO charges in the current quarter are due to lower than previously expected pharmacy inflation rates, which are also expected to be lower than in the prior year.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.4% in the thirteen week period ended November 27, 2010 compared to 25.3% in the thirteen week period ended November 28, 2009. SG&A as a percentage of revenues was 25.7% in the thirty-nine week period ended November 27, 2010 compared to 25.8% in the thirty-nine week period ended November 28, 2009. The increase in SG&A expenses as a percentage of revenues for the thirteen week period is primarily due to a $29.5 million increase in workers' compensation and general liability costs due to a reserve reduction caused by favorable claims experience recorded in last year's third quarter. This was partially offset by decreases in securitization costs and depreciation and amortization expense. The decrease in SG&A for the thirty-nine week period is due primarily to decreases in salaries and benefit costs due to continued labor and cost control, lower depreciation and amortization expense and the elimination of the receivables securitization costs in the current fiscal year.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts and number of locations as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)
Impairment charges	$751	$11,847	$3,197	$17,341
Facility and equipment lease exit charges	16,252	23,225	53,623	113,469

	$17,003	$35,072	$56,820	$130,810

Impairment charges
Number of Stores	19	29	42	59
Number of Distribution Centers	1	1	1	1

Total Locations	20	30	43	60

Lease exit charges
Number of Stores	11	10	31	94
Number of Distribution Centers	—	1	—	1

Total Locations	11	11	31	95

        Impairment Charges:    These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable.

        Facility and Equipment Lease Exit Charges:    Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated. We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. The decrease in the facility and equipment lease exit charge for the thirty-nine week period ended November 27, 2010 is primarily due to the lower number of stores closed during the same period of fiscal 2011 as compared to fiscal 2010.

        As part of our ongoing business activities, we assess stores for potential closure. Decisions to close stores in future periods would result in charges for store lease exit costs and liquidation of inventory, as well as impairment of assets at these stores.

  Interest Expense

        Interest expense was $133.7 million and $415.1 million for the thirteen and thirty-nine week periods ended November 27, 2010, compared to interest expense of $135.8 million and $374.1 million for the thirteen and thirty-nine week periods ended November 28, 2009. The increase in interest expense for the thirty-nine week period ended November 27, 2010 was primarily due to the refinancing of our senior credit facility and elimination of our securitization facilities during our last fiscal year. The weighted average interest rates on our indebtedness for the thirty-nine week period ended November 27, 2010 and November 28, 2009 were 7.4% and 6.8%, respectively. The refinancing that occurred during the second quarter of fiscal 2011 is expected to reduce our interest expense by approximately $13 million per year.

  Income Taxes

        We recorded an income tax benefit of $1.6 million and $4.3 million for the thirteen week periods and income tax expense of $8.4 million and $5.0 million for the thirty-nine week periods ended November 27, 2010 and November 28, 2009, respectively. The provision for income taxes for the thirteen and thirty-nine week periods ended November 27, 2010 was primarily due to adjustments to unrecognized tax benefits and the need for an accrual of additional state taxes resulting from the receipt of a final audit determination. The provision for income taxes for the thirteen and thirty-nine week periods ended November 28, 2009 was attributable to the accrual of state and local taxes and adjustments to unrecognized tax benefits offset by a benefit for recoverable income tax resulting from federal legislation enacted during the third quarter of fiscal 2010.

        The IRS has completed the examination of the consolidated U.S. income tax returns for Brooks Eckerd for the pre-acquisition fiscal years 2004 through 2007. The revenue agent reports (RAR) for these periods have been received and protests were filed. We are appealing these audit results and believe we have adequately provided for any potential adverse results. Furthermore, we are indemnified by Jean Coutu Group who is required to reimburse us for any assessment that may arise.

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

Liquidity and Capital Resources

  General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities and (iii) borrowings under the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay scheduled interest and principal on debt, to fund capital expenditures and to provide funds for the voluntary repurchase of debt. Total liquidity at November 27, 2010, was $966.1 million which consisted of revolver borrowing capacity of $964.7 million and invested cash of $1.4 million.

  Refinancing

        In August 2010, we repaid all borrowings outstanding under our revolving credit facility due September 2012 and cancelled all of our commitments thereunder and replaced such facility with a new $1.175 billion revolving credit facility due 2015 (or such earlier date as noted below) and repaid and retired all borrowings and accrued interest due under our $647.7 million Tranche 4 Term Loan due June 2015 with the net proceeds from an issuance of $650.0 million of new 8.00% Senior Secured Notes due August 2020 (collectively, the "Refinancing"), together with cash on hand. The prepayment of the Tranche 4 Term Loan occurred prior to the second anniversary of the borrowing and therefore a 3.0% penalty of the principal amount outstanding was paid totaling $19.4 million which is included in the loss on debt modifications. The loss on debt modifications and retirements also included the write-off of debt issue costs of $13.1 million and net unamortized original issuance discounts of $11.4 million. Additionally, we incurred fees and expenses of $34.3 million to consummate the Refinancing, which are being deferred and amortized over the terms of the related debt instruments.

        We entered into the Refinancing to extend maturities and to lower interest expense. As part of the Refinancing, we also entered into amendments to make certain other changes to our senior secured credit facility, including a revision to the fixed charge coverage ratio test and to permit the mandatory repurchase of our outstanding 8.5% convertible notes due 2015. These amendments give us the ability to consummate a mandatory repurchase of the 8.5% convertible notes due 2015, so long as, before and after such transaction, no default or event of default shall have occurred and be continuing under our senior secured credit facility and there is more than $100.0 million of availability under the new revolving credit facility.

  Credit Facility

        Borrowings under the revolver bear interest between LIBOR plus 3.25% and LIBOR plus 3.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 2.25% and Citibank's base rate plus 2.75%, based upon the amount of revolver availability, as defined in the senior secured credit facility. We are required to pay fees between 0.50% and 0.75% per annum on the daily unused amount of the new revolving credit facility, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on August 19, 2015, provided that such maturity date shall instead be April 18, 2014 in the event that on or prior to April 18, 2014 we do not repay, refinance or otherwise extend the maturity date of our existing term loans to a date that is at least 90 days after August 19, 2015 and, in the case of a repayment or refinancing, we must have at least $500.0 million of availability under the revolver.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. As a result, decreases in the value of the collateral could result in a reduction of availability under the revolver. At November 27, 2010, we had $58.0 million outstanding under the revolver and had letters of credit outstanding thereunder of $152.3 million which gave us additional borrowing capacity of $964.7 million.

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

        Our senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility has a financial covenant which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 0.95 to 1.00 for the third quarter of fiscal 2011, which increases to 1.00 for the following four quarters and increases to 1.05 thereafter. As of November 27, 2010, we had availability under the revolver of $964.7 million and were in compliance with the senior secured credit facility's financial covenant.

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

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of November 27, 2010, the amount of additional secured and unsecured debt that could be incurred under these indentures was $1.0 billion (which does not include the ability to enter into certain sale and leaseback transactions or incur debt under the interest coverage ratio test). However, we could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is subject to an interest coverage ratio test.

  Sale Leaseback Transactions

        During the thirty-nine week period ended November 27, 2010 we had no sale leaseback transactions.

        During the thirty-nine week period ended November 28, 2009 we sold two owned stores to independent third parties. Net proceeds from these sales were $6.5 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 years. We accounted for both of these leases as operating leases. Gains on these transactions of $5.3 million have been deferred and are being recorded over the related minimum lease terms.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $467.4 million for the thirty-nine week period ended November 27, 2010 compared to $224.3 million used in operating activities in the thirty-nine week period ended November 28, 2009. Cash flow was positively impacted by an increase in accounts payable due to the timing of purchases as well as rent, pension funding and interest payments. Additionally reductions in accounts receivables are no longer offset by repayments to the receivables securitization facility which was eliminated in the third quarter of fiscal 2010.

        Cash used in investing activities was $103.2 million and $84.5 million for the thirty-nine week periods ended November 27, 2010 and November 28, 2009, respectively. Cash used for the purchase of property, plant, equipment and prescription files as well as proceeds from the sale of assets were lower compared to prior year.

        Cash used in financing activities was $345.8 million for the thirty-nine week period ended November 27, 2010 compared to $313.4 million provided by financing activities in the thirty-nine week period ended November 28, 2009. Cash used in financing activities for the thirty-nine weeks ended November 27, 2010 was primarily due to the refinancing activity that occurred during the second quarter of fiscal 2011, the repurchase of $93.8 million of the Convertible Notes, other scheduled debt repayments and the significant decrease in our zero balance cash accounts.

  Capital Expenditures

        During the thirty-nine week period ended November 27, 2010, we spent $120.5 million on capital expenditures, consisting of $37.5 million related to new store construction, store relocation and store remodel projects, $67.0 million related to backstage, infrastructure and maintenance requirements, and $16.0 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $215 million during fiscal 2011, consisting of approximately 26.5% related to new store construction, store relocation and remodels, 54.4% related to backstage, infrastructure and maintenance requirements and 19.1% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

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

Adjusted EBITDA

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, interest expense and securitization costs, depreciation and amortization expense, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-down liquidation expenses, stock-based compensation expense, debt modifications and retirements, sale of assets and investments, revenue deferrals related to our customer loyalty card programs, and other items. We reference this non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance and gives a better indication of our core operating performance. In addition, we base incentive compensation and our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up. We include this non-GAAP financial measure in our earnings announcement and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors. Management believes that Adjusted EBITDA also facilitates comparisons of our results of operations with those of our competitors having different capital structures. Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Additionally, our definition of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

        The following is a reconciliation of Adjusted EBITDA to our net loss for the thirteen and thirty-nine week periods ended November 27, 2010 and November 28, 2009:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)
Net loss	$(79,071)	$(83,862)	$(349,731)	$(298,320)
Interest expense and securitization costs	133,742	144,132	415,077	410,938
Income tax (benefit) expense	(1,613)	(4,322)	8,354	4,994
Depreciation and amortization expense	124,985	132,547	378,998	404,307
LIFO charges	3,024	14,770	44,080	44,310
Lease termination and impairment charges	17,003	35,072	56,820	130,810
Stock-based compensation expense	4,167	5,826	13,902	18,335
Gain on sale of assets, net	(7,050)	(1,459)	(10,786)	(25,598)
Loss on debt modifications and retirements, net	—	—	44,003	993
Closed facility liquidation expense	2,386	4,445	6,619	13,253
Severance costs	2,019	135	2,029	6,184
Customer loyalty card programs revenue deferral	13,807	—	34,238	—
Other	(900)	6,908	(70)	9,717

Adjusted EBITDA	$212,499	$254,192	$643,533	$719,923

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates for each fiscal year as of November 27, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at 11/27/2010
	(dollars in thousands)
Long-term debt, including current portion
Fixed rate	$2,054	$105	$114	$190,852	$—	$4,507,188	$4,700,313	$4,308,015
Average Interest Rate	4.64%	7.00%	7.00%	6.95%	0.00%	8.91%	8.82%
Variable Rate	$3,638	$14,550	$14,550	$14,550	$1,373,088	$58,000	$1,478,376	$1,365,272
Average Interest Rate	2.97%	2.97%	2.97%	2.97%	2.97%	5.75%	3.08%
Total	$5,692	$14,655	$14,664	$205,402	$1,373,088	$4,565,188	$6,178,689	$5,673,287

        As of December 27, 2010, 23.2% of our total debt is exposed to fluctuations in variable interest rates. The interest rate on our variable rate borrowings, which include our revolving credit facility, our

Tranche 2 Term loan and Tranche 3 Term loan, are all based on LIBOR. However, the interest rate on the Tranche 3 Term loan has a LIBOR floor of 300 basis points.

        Our ability to satisfy interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations could be materially adversely affected. We cannot make assurances that any such borrowing or equity financing could be successfully completed.

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

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The information in response to this item is incorporated by reference from Note 11 of the Consolidated Condensed Financial Statements of this Quarterly Report.

ITEM 1A.    Risk Factors

        Refer to "Part I, Item 1A, Risk Factors" in our Annual Report on Form 10-K, for the year ended February 27, 2010, in our Quarterly Report on Form 10-Q for the thirteen week period ended May 29, 2010 and in our Quarterly Report on Form 10-Q for the thirteen week period ended August 28, 2010.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Repurchases of Equity Securities.    The table below is a listing of repurchases of Common Stock during the third quarter of fiscal 2011.

Fiscal period:	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
August 29 to September 25, 2010	13,719	$0.95	—	—

September 26 to October 23, 2010	233,900	$0.94	—	—

October 24 to November 27, 2010	—	—	—	—

(1)
Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    [Removed and Reserved]

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

        (a)   The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated August 1, 1993 by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993

Exhibit Numbers	Description	Incorporation By Reference To
4.2	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K, filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003 between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.9
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.10	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.11	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.14
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.15
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008
4.16
	Amended and Restated Indenture, dated as of June 4, 2007 among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.17	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.18	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.19
	First Supplemental Indenture, dated as of May 29, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.20
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.21
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.22
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019.	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.23
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
11	Statement regarding computation of earnings per share. (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32.0	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at November 27, 2010 and February 27, 2010, (ii) Condensed Consolidated Statements of Operations for the thirteen and Thirty-Nine week periods ended November 27, 2010 and November 28, 2009, (iii) Condensed Consolidated Statements of Cash Flow for the Thirty-Nine week periods ended November 27, 2010 and November 28, 2009, and (iv) Notes to Condensed Consolidated Financial Statements tagged as block text.*

*
Furnished, not filed

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 6, 2011	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: January 6, 2011	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer