Form 10-K
period 2011-02-26
RITE AID CORP
filed 2011-04-26
CIK 84129

Use these links to rapidly review the document

TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 26, 2011
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "Accelerated Filer" and "Large Accelerated Filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 28, 2010 was approximately $568,118,447. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         As of April 14, 2011 the registrant had outstanding 890,240,871 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 23, 2011 are incorporated by reference into Part III.

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

  •
  general economic conditions (including the impact of continued high unemployment and changing consumer behavior), inflation and interest rate movements;

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

  •
  our ability to maintain the listing of our common stock on the New York Stock Exchange (the "NYSE"), and the resulting impact on our indebtedness, results of operations and financial condition; and

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission ("the SEC").

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

 PART I

Item 1.    Business

Overview

        We are the third largest retail drugstore chain in the United States based on revenues and number of stores. We operate our drugstores in 31 states across the country and in the District of Columbia. As of February 26, 2011, we operated 4,714 stores.

        In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front end" products. In fiscal 2011, prescription drug sales accounted for 67.8% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" start to enroll, expanded coverage for uninsured Americans as the result of the Patient Protection and Affordable Care Act and the discovery of new and better drug therapies. We carry a full assortment of front end products, which accounted for the remaining 32.2% of our total sales in fiscal 2011. Front end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We attempt to distinguish our stores from other national chain drugstores, in part, through our wellness+ loyalty program, private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer a wide variety of products under our private brands, which contributed approximately 16.0% and 15.0% of our front end sales in the categories where private brand products were offered in fiscal 2011 and fiscal 2010, respectively.

        The overall average size of each store in our chain is approximately 12,500 square feet. The average size of our stores is larger in the western United States. As of February 26, 2011, 59% of our stores are freestanding; 51% of our stores include a drive-thru pharmacy; 35% include one-hour photo shops; and 43% include a GNC store-within-Rite Aid-store.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD." We were incorporated in 1968 and are a Delaware corporation.

Industry Trends

        The rate of pharmacy sales growth in the United States in recent years has slowed driven by the decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays, the loss of individual health insurance with the rise of unemployment and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. However, we expect prescription sales to grow in the coming years due to the aging population, increased life expectancy, "baby boomers" becoming eligible for the federally funded Medicare prescription program and new drug therapies. Furthermore, we expect the estimated additional 32 million people who will be covered by health insurance in 2014, and the closing of the "donut hole" in Medicare Part D to be good for our business.

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

        The retail drugstore industry relies significantly on third party payors. Third party payors, including the Medicare Part D plans and the state sponsored Medicaid agencies, at times change the eligibility requirements of participants or reduce certain reimbursement rates. These changes and reductions are expected to continue. When third party payors, including the Medicare Part D program and state sponsored Medicaid agencies, reduce the number of participants and/or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry adversely affected. These possible adverse effects can be partially or entirely offset by controlling expenses, dispensing more higher margin generics and dispensing more prescriptions overall.

Strategy

        Our primary goal for fiscal 2012 is to grow same stores sales, which is critical for our future financial success. Same store sales growth will enable us to take full advantage of the improvements that we have made in the areas of cost control and working capital management. We have several initiatives that are either already in place or planned to be implemented in fiscal 2012 that we expect to drive same store sales growth and long term shareholder value. Following is a description of these initiatives:

        wellness +—We rolled out our wellness + loyalty program in April of 2010. We made a substantial initial investment in launching this program in Fiscal 2011. Wellness + is a card based loyalty program that provides benefits to cardholders based on the accumulation of points for certain front end and prescription purchases. This program provides significant value to customers who achieve Gold and Silver tier levels in the program and has been very well received by our customers. As of April 2011, we had over 36 million members enrolled in the wellness + program. At the end of our fiscal year, wellness + members accounted for 67% of front end sales and 58% of prescriptions filled. Wellness + members have higher basket sizes than non-members and also have a much higher rate of prescription retention. Wellness + members also are eligible to receive plus-up rewards, which are discounts on certain items featured in our weekly circular and provide members with additional savings for return shopping trips. We believe that the wellness + program has contributed to the improvement in our sales trends in the fourth quarter of fiscal 2011. We plan on making additional incremental investments in wellness + in fiscal 2012, both in terms of additional discounts and advertising dollars, as we believe that this program is a key element of building a loyal customer base.

        Script file purchases—We intend to significantly increase the amount of capital allocated to the purchase of prescription files from $24.2 million in fiscal 2011 to $75.0 million in fiscal 2012.

        Immunization services—During fiscal 2011, we tripled the amount of immunizing pharmacists to 7,400, expanded our immunization services to over 3,000 stores and administered 675,000 flu shots. We plan to further expand immunization services to the remainder of the stores in the chain in fiscal 2012. We expect to spend incremental training dollars in fiscal 2012 to support this initiative.

        Private brands—During fiscal 2011, we began the rollout of a new private brand architecture, which includes the consolidation of our private brands in three separate tiers. We have converted over 1,000 skus to the new architecture and have improved our private brand penetration over the prior year. We expect to have 2,900 skus in these brands in fiscal 2012. Many of the new skus are in our new price fighter brand, Simplify, and we believe customers have found these products to be of high quality and provide great value.

        Customer service—We have put programs in place in store operations to stress the importance of greeting our customers more frequently and assisting them with their purchases. We made investments in technology in fiscal 2011 that make it easier for our store associates to perform necessary tasks, such as price changes and backroom inventory management, which will free up their time to focus on the customer. During fiscal 2012, we intend to increase the amount of dollars spent on training our store and field associates on customer service skills.

        In stock conditions—We are focusing on improving our in-stock conditions for both ad and non-ad merchandise through improvement in our forecasting processes and the accuracy of our perpetual inventory system.

        Segmentation—We are also continuing to build upon our segmentation strategy and are experimenting with different store formats that are better tailored to the needs of the particular market that the store is in. During fiscal 2011, we entered into a ten store pilot with Save-a-Lot, a subsidiary of SUPERVALU, Inc. The co-branded Save-A-Lot/Rite Aid pilot stores have a full grocery shop including meat, produce and dairy, traditional drugstore offerings and a full service pharmacy. While we are still in a pilot phase, early results, especially on the front end sales side, have been encouraging. We are also piloting a value store format. These stores have lower front end prices, a more focused front end sku selection, a wall of values and a larger dollar section as well as a full service pharmacy. These stores are designed to better compete in markets where pricing is the main competitive differentiator. In March 2011, we opened six new wellness stores. These stores have a new look with a new décor package, lower shelf height with a clear view of the pharmacy, wider aisles and brighter lighting. There are significant changes to our merchandising in these stores, including the addition of an expanded selection of organic foods, all natural personal care products and homeopathic medicines. These stores will also have expanded clinical pharmacy services, including diabetes care specialists and medication therapy management experts.

        To support our segmentation initiatives and to make other necessary improvement to our store base, we plan to complete approximately 500 remodels in fiscal 2012.

        We made significant reductions to our SG&A expense in fiscal 2010 and fiscal 2011 through better control of store labor and other controllable costs in the stores, consolidation of our distribution center network, a centralized indirect procurement function for all non-merchandise purchases and through initiatives aimed to simplify our processes in the stores and at our Corporate office. We will continue to focus on controlling costs in Fiscal 2012 so that we can maximize the benefits of our sales initiatives. We have also made significant improvements in our working capital management in fiscal 2010 and 2011 and will continue to control inventory levels through reduction of backroom inventories and improvements in our ad ordering system and sales forecasting techniques.

Products and Services

        Sales of prescription drugs represented approximately 67.8%, 67.9%, and 67.2% of our total sales in fiscal years 2011, 2010 and 2009, respectively. In fiscal years 2011, 2010 and 2009, prescription drug sales were $17.0 billion, $17.4 billion, and $17.6 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We carry a full assortment of non-prescription, or front end products. The types and number of front end products in each store vary, and selections are based on customer needs and preferences and available space. No single front end product category contributed significantly to our sales during fiscal 2011. Our principal classes of products in fiscal 2011 were the following:

Product Class	Percentage of Sales
Prescription drugs	67.8%
Over-the-counter medications and personal care	9.8%
Health and beauty aids	5.2%
General merchandise and other	17.2%

        We offer a wide variety of products under our private brands, which contributed approximately 16.0% of our front end sales in the categories where private brand products were offered in fiscal 2011. We intend to increase the number of private brand products during fiscal 2012, many of which will be in our new price fighter brand, Simplify. We have found that our customers found these products to be of high quality and provide great value.

        We have a strategic alliance with GNC under which we have opened over 2,000 GNC "stores-within-Rite Aid-stores" as of February 26, 2011 and a contractual commitment to open additional stores by December 2014. We incorporate the GNC store-within-Rite Aid-store concept into many of our new and relocated stores. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health related products.

Technology

        All of our stores are integrated into a common information system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, reduces chances of adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. This system can be expanded to accommodate new stores. Our customers may also order prescription refills over the Internet through www.riteaid.com, or over the phone through our telephonic automated refill systems for pick up at a Rite Aid store. We have automated pharmacy dispensing units in high volume stores, which are linked to our pharmacists' computers that fill and label prescription drug orders. The efficiency of these units allows our pharmacists to spend more time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which, together with our sales analysis, drives our automated inventory replenishment process.

Suppliers

        During fiscal 2011, we purchased brand pharmaceuticals and some generic pharmaceuticals, which amounted to approximately 91.4% of the dollar volume of our prescription drugs, from a single wholesaler, McKesson Corp ("McKesson"), under a contract, which runs through April 1, 2013. Under the contract, with limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling prescriptions for brand-named drugs until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes, which could negatively affect our business.

        We purchase almost all of our generic (non-brand name) pharmaceuticals directly from manufacturers which account for approximately 76% of our prescription volume. We believe the loss of any one generic supplier would not disrupt our ability to fill generic (non-brand name) prescriptions but could negatively impact our results.

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

Customers and Third Party Payors

        During fiscal 2011, our stores filled approximately 290 million prescriptions and served an average of 2.1 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2011, 96.2% of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2011, the top five third party payors accounted for approximately 60.9% of our pharmacy sales, the largest of which represented 23.8% of our pharmacy sales. During fiscal 2011, Medicaid related sales were approximately 11.5% of our pharmacy sales, of which the largest single Medicaid payor was approximately 3.1% of our pharmacy sales. During fiscal 2011, approximately 27.0% of our pharmacy sales were to customers covered by Medicare Part D.

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

Marketing and Advertising

        In fiscal 2011, marketing and advertising expense was approximately $367 million, which was spent primarily on weekly circular advertising. Our marketing and advertising activities centered primarily on the following:

  •
  Product price promotions to draw customers to our stores;

  •
  Our wellness+ loyalty program, which benefits members based on accumulating points for certain front end and prescription purchases, and offers + UP rewards to provide members additional savings;

  •
  Our value plus concept pilot stores and our Save-A-Lot Rite Aid combination pilot stores offer our customers specific shopping experiences and products in addition to those found in a traditional drug store;

  •
  Emphasis on the value of our private brand products;

  •
  Support of specific initiatives and stores, including competitor market intrusion and prescription file buys; and

  •
  Our vision to be the customer's first choice for health and wellness products, services and information.

        Under the umbrella of our "With Us It's Personal" brand positioning, we promote educational programs focusing on specific health conditions and incentives for patients to transfer their prescriptions to Rite Aid. We are also emphasizing our automated courtesy refill service. We believe all of these programs will help us improve customer satisfaction and grow profitable sales.

Associates

        We believe that our relationships with our associates are generally good. As of February 26, 2011, we had approximately 91,800 associates: 13% were pharmacists, 44% were part-time and 26% are represented by unions. Associate satisfaction is critical to the success of our strategy. We have surveyed our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission. We have also instituted an internal group, consisting of managers and staff from all components of our business that is responsible for using feedback from associates throughout the Company to create a better work environment.

        As a result of more licensed pharmacists and new graduates seeking positions in many markets, the national shortage of pharmacists has eased over the past 12 months. Although this is occurring nationally, there is still an unmet demand for pharmacists in certain regions of the country that are challenging to staff. We continue to offer competitive compensation plans to retain and attract current and future pharmacists, work with colleges of pharmacy across the U.S. to recruit both pharmacy interns and pharmacy graduates and conduct a recruiting program for international pharmacists.

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

        In recent years, an increasing number of legislative proposals have been enacted (including the Patient Protection and Affordable Care Act), introduced or proposed in Congress and in some state legislatures that affect or would affect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include changes in reimbursement levels, changes in qualified participants, changes in drug safety regulations and e-prescribing. We cannot predict the timing of enactment of any such proposals to the extent not yet approved or the long-term outcome or effect of legislation from these efforts on our business.

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

Corporate Governance and Internet Address

        We recognize that good corporate governance is an important means of protecting the interests of our stockholders, associates, customers and the community. We have closely monitored and implemented relevant legislative and regulatory corporate governance reforms, including provisions of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the rules of the SEC interpreting and implementing Sarbanes-Oxley and the corporate governance listing standards of the NYSE.

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

        Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language (XBRL) data files of our annual report and quarterly reports beginning with our fiscal 2011 second quarter 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish them to, the SEC.

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

        The United States economy is continuing to feel the impact of the economic downturn that began in late 2007, and the future economic environment may not fully recover to levels prior to the downturn. This economic uncertainty has and could further lead to reduced consumer spending for the foreseeable future. If consumer spending continues to decrease or does not recover, we will likely not be able to improve our same store sales. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. We operate a number of stores in areas that are experiencing a lower recovery than the economy on a national level. A continued softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of February 26, 2011, $6.2 billion of outstanding indebtedness and stockholders' deficit of $2.2 billion. We also had additional borrowing capacity under our existing $1.175 billion senior secured revolving credit facility of approximately $1.0 billion, net of outstanding letters of credit of $143.0 million. Our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2011, 2010, 2009, 2008 and 2007 by $564.8 million, $498.4 million, $2.6 billion, $340.6 million and $50.8 million, respectively.

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

        Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to substantially improve our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations to fund our cash requirements and debt service obligations.

        We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2012 and have no material maturities prior to June 2014. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations or otherwise be required to delay our planned activities. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facility are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        As of February 26, 2011, approximately $1.4 billion of our outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate ("LIBOR"). Borrowings under our Tranche 5 Term Loan due March 2018 are subject to a minimum LIBOR floor of 125 basis points. Our Tranche 2 Term Loan due June 2014 and borrowings under our senior secured revolving credit facility are most sensitive to LIBOR fluctuations because there is no floor. If LIBOR rises, the interest rates on outstanding debt will increase. Therefore an increase in LIBOR would increase our interest payment obligations under those loans and have a negative effect on our cash flow and financial condition. We currently do not maintain hedging contracts that would limit our exposure to variable rates of interest.

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

        The senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Company's credit facility has a financial covenant which requires us to maintain a minimum fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, the Company maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 which increases to 1.05 to 1.00 at the end of the fourth quarter of fiscal 2012. As of February 26, 2011, we had availability under its revolving credit facility of approximately $1.0 billion and was in compliance with the senior secured credit facility's financial covenant.

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

        On March 1, 2011, we were notified by the NYSE that, as of March 1, 2011, we regained compliance with the NYSE minimum share price listing requirement. We are now in compliance with all NYSE listing rules, have actively been taking steps to maintain our listing and expect our efforts to maintain our NYSE listing will be successful. However, there can be no assurance that we will maintain compliance with the NYSE minimum share price rule or other continued listing requirements. In the event of a delisting, all holders of our $64 million of outstanding 8.5% Convertible Notes due May 2015 ("Convertible Notes") would be entitled to require us to repurchase their Convertible Notes. Our senior secured credit facility permits us to make such a repurchase of the Convertible Notes; provided that, before and after such transaction, no default or event of default shall have occurred and be continuing under the senior secured credit facility and we have at least $100.0 million of availability under our revolving credit facility. Our ability to pay cash to holders of the Convertible Notes may be limited by our financial resources at the time of such repurchase. We cannot assure you that sufficient financing will be available on terms acceptable to us if necessary to make any required repurchase of the Convertible Notes.

Risks Related to Our Operations

We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.

        We have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores is important to improving profitability and operating cash flow. If we are not successful in implementing our strategies, including our efforts to increase sales and further reduce costs, or if our strategies are not effective, we may not be able to improve our operations. In addition, any further adverse change or continued weakness in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions could affect consumer buying practices and consequently reduce our sales of front end products, and cause a decrease in our profitability. Failure to improve operations or a continued weakness in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

For so long as Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) maintain certain levels of Rite Aid stock ownership, Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) could exercise significant influence over us.

        At February 26, 2011, Jean Coutu Group owned approximately 27.4% of the voting power of Rite Aid. As a result, Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) generally has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The stockholder agreement (the "Stockholder Agreement") that we entered into at the time of the Brooks Eckerd acquisition provides that Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) has the right to designate four of the fourteen members of our board of directors, subject to adjustment based on its ownership position in us. Accordingly, Jean Coutu Group generally is able to significantly influence the outcome of all matters that come before our board of directors. As a result of its significant interest in us, Jean Coutu Group may have the power, subject to applicable law (including the fiduciary duties of the directors designated by Jean Coutu Group), to significantly influence actions that might be favorable to Jean Coutu Group, but not necessarily favorable to our financial condition and results of operations. In addition, the ownership position and governance rights of Jean Coutu Group could discourage a third party from proposing a change of control or other strategic transaction concerning us. Additionally, the Stockholder Agreement provides Jean Coutu Group with certain preemptive rights that provide Jean Coutu Group with the ability to maintain their ownership percentage in Rite Aid and in certain circumstances, requires two thirds of our Board to approve certain transactions.

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

        We purchase all of our brand prescription drugs from a single wholesaler, McKesson, pursuant to a contract that runs through April 1, 2013. Pharmacy sales represented approximately 67.8% of our total sales during fiscal 2011, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson would make it difficult for us to continue to operate our business until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. There can be no assurance that we would be able to find a replacement wholesaler on a timely basis or that such a wholesaler would be able to fulfill our demands on similar terms, which would have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Our Industry

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

        We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Competition from discount stores and mail order has significantly increased during the past few years. Our industry also faces growing competition from companies who import drugs directly from other countries, such as Canada, as well as from large-scale retailers that offer generic drugs at a substantial discount. Some of our competitors have or may merge with or acquire pharmaceutical services companies or pharmacy benefit managers, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition.

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

        Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid agencies, represented 96.2% of our business in fiscal 2011.

        The continued efforts of the Federal government, health maintenance organizations, managed care organizations, pharmacy benefit management companies, other State and local government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability. In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers. Any significant loss of third-party business could have a material adverse effect on our business and results of operations.

        Certain provisions of the Deficit Reduction Act of 2005 ("DRA") sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs ("AMP"). Although those reductions did not go into effect, the Patient Protection and Affordable Care Act, signed into law on March 23, 2010 (the "Patient Care Act") enacted a modified AMP reimbursement formula for multi-source drugs. The modified formula, when implemented, may reduce Medicaid reimbursements which could affect our revenues and profits. There have also been a number of other recent proposals and enactments by the Federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget problems. We expect other similar proposals in the future.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.

        Our business is subject to numerous federal, state and local regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: (i) suspension of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties. The regulations to which we are subject include, but are not limited to, federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act or ("HIPAA"); laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations of the U. S. Federal Trade Commission, the U. S. Department of Health and Human Services and the Drug Enforcement Administration as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws and federal and state laws governing the practice of the profession of pharmacy. We are also governed by federal and state laws of general applicability, including laws regulating matters of wage and hour laws, working conditions, health and safety and equal employment opportunity.

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

        As a result of more licensed pharmacists and new graduates seeking positions in many markets, the national shortage of pharmacists has eased over the past 12 months. Although this is occurring nationally, there is still an unmet demand for pharmacists in certain regions of the country that are challenging to staff. We continue to offer competitive compensation plans to retain and attract current and future pharmacists, work with colleges of pharmacy across the U.S. to recruit both pharmacy interns and pharmacy graduates and conduct a recruiting program for international pharmacists, but if the shortage recurs in one or more markets, our ability to compete effectively in any market could be adversely impacted.

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

        Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, security could be compromised and confidential customer or business information misappropriated. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. For example, in July 2010, settlement orders between us and the Federal Trade Commission and U.S. Department of Health and Human Services, Office for Civil Rights were accepted by the agencies. The agencies' allegations were that we failed to protect patient and associate identifiable information. As a result of these settlement orders, we, without admitting any liability, agreed to pay a $1.1 million penalty and are required to establish a comprehensive information security program, revise HIPAA-related policies and procedures and retain an independent assessor to conduct periodic compliance reviews.

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of February 26, 2011, we operated 4,714 retail drugstores. The overall average selling square feet of each store in our chain is 10,000 square feet. The overall average total square feet of each store in our chain is 12,500. The stores in the eastern part of the U.S. average 8,800 selling square feet per store (11,000 average total square feet per store). The stores in the western part of the U.S. average 15,200 selling square feet per store (19,600 average total square feet per store).

        Our Customer World store prototype has an overall average selling square footage of 11,700 and an overall average total square feet of 14,900. The new Customer World store prototype in the eastern parts of the U.S. averages 11,000 selling square feet (14,000 average total square feet per store). The Customer World store prototype in the western part of the U.S. averages 14,000 selling square feet (17,500 average total square feet per store).

        The table below identifies the number of stores by state as of February 26, 2011:

State	Store Count
Alabama	94
California	593
Colorado	20
Connecticut	78
Delaware	43
District of Columbia	7
Georgia	191
Idaho	13
Indiana	10
Kentucky	117
Louisiana	66
Massachusetts	157
Maine	79
Maryland	144
Michigan	284
Mississippi	27
North Carolina	232
Nevada	1
New Hampshire	68
New Jersey	268
New York	641
Ohio	229
Oregon	71
Pennsylvania	559
Rhode Island	46
South Carolina	96
Tennessee	84
Utah	22
Vermont	38
Virginia	193
Washington	139
West Virginia	104

Total	4,714

        Our stores have the following attributes at February 26, 2011:

Attribute	Number	Percentage
Freestanding	2,798	59.4%
Drive through pharmacy	2,404	51.0%
One-hour photo development department	1,669	35.4%
GNC stores-within a Rite Aid-store	2,009	42.6%

        We lease 4,456 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 258 drugstore facilities are owned.

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

        We operate the following distribution centers and satellite distribution locations, which we own or lease as indicated:

Location	Owned or Leased	Approximate Square Footage
Rome, New York(2)	Owned	283,000
Utica, New York(1)(2)	Leased	172,000
Geddes, New York(1)(2)	Leased	300,000
Poca, West Virginia	Owned	255,000
Dunbar, West Virginia(1)	Leased	110,000
Perryman, Maryland	Owned	885,000
Perryman, Maryland(1)	Leased	262,000
Tuscaloosa, Alabama	Owned	230,000
Cottondale, Alabama(1)	Leased	224,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Owned	513,000
Woodland, California(1)	Leased	200,000
Wilsonville, Oregon	Leased	547,000
Lancaster, California	Owned	914,000
Charlotte, North Carolina	Owned	585,500
Charlotte, North Carolina(1)	Leased	291,000
Dayville, Connecticut	Owned	460,000
Liverpool, New York	Owned	828,000
Philadelphia, Pennsylvania	Owned	245,000
Philadelphia, Pennsylvania(1)	Leased	415,000

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

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of February 26, 2011, we had 9,351,693 square feet of excess space, 4,827,532 square feet of which was subleased.

Item 3.    Legal Proceedings

        We are currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in Pennsylvania, New Jersey, New York, Maryland and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers, or (ii) current and former store managers and assistant store managers, respectively, working in our stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre- and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for us as assistant store managers since December 9, 2006. Notice of the Craig action has been sent to the purported members of the collective group (approximately 6,700 current and former store managers) and approximately 1,100 have joined the Craig action. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers and assistant store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for us as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 have joined the Indergit action. At this time, we are not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. Our management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. We are vigorously defending all of these claims.

        We are currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations of California wage and hour laws pertaining primarily to pay for missed meals and rest periods. These suits purport to be class actions and seek substantial damages. At this time, we are not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. Our management believes, however, that the plaintiffs' allegations are without merit and that their claims are not appropriate for class action treatment. We are vigorously defending all of these claims.

        We were served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") Subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG, the United States Attorney's Office for the Central District of California and the United States Department of Justice Commercial Litigation Branch. The subpoena requests records related to any gift card or similar programs for customers who transferred prescriptions for drugs or medicines to our pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. We are in the process of producing records in response to the subpoena and are unable to predict with certainty the timing or outcome of the investigation.

        We do not believe that any of these matters will have a material adverse effect on our business or financial condition. We cannot give assurance, however, that an unfavorable outcome in one or more of these matters will not have a material adverse effect on our results of operations for the period in which they are resolved.

        We are subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While our management cannot predict the outcome of these claims with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business, consolidated results of operations or financial position.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

        Our common stock is listed on the NYSE under the symbol "RAD." On April 15, 2011, we had approximately 26,643 stockholders of record. Quarterly high and low closing stock prices, based on the composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2012 (through April 15, 2011)	First	$1.31	$0.98
2011	First	1.74	1.08
	Second	1.18	0.88
	Third	1.10	0.87
	Fourth	1.41	0.88
2010	First	1.22	0.21
	Second	1.74	1.22
	Third	2.24	1.26
	Fourth	1.66	1.26

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

        Our Chief Executive Officer certified to the NYSE on June 29, 2010 that he was not aware of any violation by the Company of the NYSE's corporate governance listing standards.

 STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index and (ii) the Russell 1000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on March 4, 2006 and reinvestment of dividends).

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

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
February 2011

	2007	2008	2009	2010	2011
RITE AID CORP	142.05	65.29	6.85	37.18	31.31
Russell 1000 Index	110.04	107.44	60.58	94.09	115.67
Russell 1000 Consumer Staples Index	110.40	120.58	87.82	122.22	139.97

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes.

        Selected financial data for the fiscal years 2009, 2008 and 2007 have been adjusted to reflect the operations of our 28 stores in the Las Vegas market area as a discontinued operations as we entered into an agreement to sell the prescription files and terminate the operations of these stores during the fourth quarter of fiscal 2008.

        Selected financial data for March 1, 2008 includes Brooks Eckerd results of operations for the thirty-nine week period ended March 1, 2008.

	Fiscal Year Ended
	February 26, 2011 (52 weeks)	February 27, 2010 (52 weeks)	February 28, 2009 (52 weeks)	March 1, 2008 (52 weeks)	March 3, 2007 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues(1)	$25,214,907	$25,669,117	$26,289,268	$24,326,846	$17,399,383
Costs and expense:
Cost of goods sold(2)	18,522,403	18,845,027	19,253,616	17,689,272	12,710,609
Selling, general and administrative expenses(3)(4)	6,457,833	6,603,372	6,985,367	6,366,137	4,338,462
Goodwill impairment charge	—	—	1,810,223	—	—
Lease termination and impairment charges	210,893	208,017	293,743	86,166	49,317
Interest expense	547,581	515,763	477,627	449,596	275,219
Loss on debt modifications and retirements, net	44,003	993	39,905	12,900	18,662
(Gain) loss on sale of assets and investments, net	(22,224)	(24,137)	11,581	(3,726)	(11,139)

Total costs and expenses	25,760,489	26,149,035	28,872,062	24,600,345	17,381,130

(Loss) income before income taxes	(545,582)	(479,918)	(2,582,794)	(273,499)	18,253
Income tax expense (benefit)(5)	9,842	26,758	329,257	802,701	(11,609)

Net (loss) income from continuing operations	(555,424)	(506,676)	(2,912,051)	(1,076,200)	29,862
Loss from discontinued operations, net of gain on disposal and income tax benefit	—	—	(3,369)	(2,790)	(3,036)

Net (loss) income	$(555,424)	$(506,676)	$(2,915,420)	$(1,078,990)	$26,826

Basic and diluted loss per share:
Basic loss income per share	$(0.64)	$(0.59)	$(3.49)	$(1.54)	$(0.01)

Diluted loss per share	$(0.64)	$(0.59)	$(3.49)	$(1.54)	$(0.01)

Year-End Financial Position:
Working capital	$1,991,042	$2,332,976	$2,062,505	$2,123,855	$1,363,063
Property, plant and equipment, net	2,039,383	2,293,153	2,587,356	2,873,009	1,743,104
Total assets	7,555,850	8,049,911	8,326,540	11,488,023	7,091,024
Total debt(6)	6,219,865	6,370,899	6,011,709	5,985,524	3,100,288
Stockholders' (deficit) equity	(2,211,367)	(1,673,551)	(1,199,652)	1,711,185	1,662,846
Other Data:
Cash flows (used in) provided by:
Operating activities	395,849	(325,063)	359,910	79,368	309,145
Investing activities	(156,677)	(120,486)	(346,358)	(2,933,744)	(312,780)
Financing activities	(251,650)	397,108	(17,279)	2,903,990	33,716
Capital expenditures	186,520	193,630	541,346	740,375	363,728
Basic weighted average shares	882,947,000	880,843,000	840,812,000	723,923,000	524,460,000
Diluted weighted average shares	882,947,000	880,843,000	840,812,000	723,923,000	524,460,000
Number of retail drugstores	4,714	4,780	4,901	5,059	3,333
Number of associates	91,800	97,500	103,000	112,800	69,700

(1)
Revenues for fiscal 2007 has been adjusted by $108,336 for the effect of discontinued operations.

(2)
Cost of goods sold for fiscal 2007 has been adjusted by $80,988 for the effect of discontinued operations.

(3)
Selling, general and administrative expenses for fiscal 2007 has been adjusted by $32,019 for the effect of discontinued operations.

(4)
Includes stock-based compensation expense. Stock based compensation expense for all fiscal years presented was determined using the fair value method set forth in ASC 718, "Compensation—Stock Compensation."

(5)
Income tax benefit for fiscal 2007 has been adjusted by $1,635 for the effect of discontinued operations.

(6)
Total debt included capital lease obligations of $140.3 million, $152.7 million, $193.8 million, $216.3 million and $189.7 million, as of February 26, 2011, February 27, 2010, February 28, 2009, March 1, 2008 and March 3, 2007, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for fiscal 2011 was $555.4 million or $0.64 per basic and diluted share, compared to net loss for 2010 of $506.7 million or $0.59 per basic and diluted share and a net loss for fiscal 2009 of $2,915.4 million or $3.49 per basic and diluted share. Fiscal 2009 included significant non-cash charges related to goodwill impairment, store impairment and an additional tax valuation allowance against deferred tax assets that accounted for $2.2 billion or $2.70 per diluted share. Excluding these significant non-cash charges, fiscal 2009's net loss would have been $640 million or $0.79 per diluted share. Our operating results are described in detail in the Results of Operations section of this Item 7. Some of the key factors that impacted our results in fiscal 2011, 2010 and 2009 are summarized as follows:

        Write-Off of Goodwill:    During fiscal 2009, we impaired all of our existing goodwill, which resulted in a non-cash charge of $1.81 billion. This entry was required due to the fact that the market value of Rite Aid Corporation, as indicated by the trading price of our common stock, was less than the carrying value of our net assets as of February 28, 2009.

        Income Tax:    Net loss for fiscal 2011 included income tax expense of $9.8 million and was primarily comprised of an accrual for state and local taxes, adjustments to unrecognized tax benefits and the need for an accrual of additional state taxes resulting from the receipt of a final audit determination. We maintain a full valuation allowance against the net deferred tax assets. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets.

        Net loss for fiscal 2010 included income tax expense of $26.8 million. The income tax expense was primarily due to an accrual for state and local taxes net of federal tax recoveries and adjustments to unrecognized tax benefits. Net loss for fiscal 2009 included income tax expense of $329.3 million related to a non-cash write-down of our remaining net federal and state deferred tax assets through an adjustment to our valuation allowance. This change was primarily due to a decline in actual results from our previous forecast as a result of the impact of current economic conditions on fiscal 2009 results.

        Store Closing and Impairment Charges:    We recorded store closing and impairment charges of $210.9 million in fiscal 2011 compared to $208.0 million in fiscal 2010 and $293.7 million in store closing and impairment charges in fiscal 2009.

        LIFO Charges:    We record the value of our inventory on the Last-In, First-Out (LIFO) method. We recorded non-cash LIFO charges of $44.9 million, $88.5 million and $184.6 million in fiscal 2011, 2010 and 2009, respectively. The higher LIFO charge in fiscal 2009 was due to higher inflation on front end products in that year.

        Debt Refinancing:    In fiscal years 2011, 2010 and 2009, we took several steps to extend the terms of our debt and obtain more flexibility. In fiscal 2011, we repaid all borrowings under our existing revolving credit facility and cancelled all commitments thereunder and replaced the facility with a new $1.175 million revolving credit facility. Additionally, in fiscal 2011 we issued $650.0 million of 8.00% Senior Secured Notes due August 2020, the proceeds of which were used to repay and retire all borrowings and accrued interest under our $647.7 million Tranche 4 Term Loan. We recorded a loss on debt modification related to the Tranche 4 Term Loan transaction in fiscal 2011. The prepayment of the Tranche 4 Term Loan occurred prior to the second anniversary of the borrowing and therefore a 3.0% penalty of the principal amount outstanding was paid totaling $19.4 million which is included in the loss on debt modifications. The loss on debt modifications and retirements also includes the write-off of debt issue costs of $13.1 million and net unamortized original issuance discount of $11.4 million. In fiscal 2010, we refinanced our first and second lien securitization facilities, refinanced and extended the maturity of our revolving credit facility, and repaid all the borrowings outstanding under our Tranche 1 term loan. These refinancings were funded via the issuance of our $650.0 million Tranche 4 Term Loan under our senior secured credit facility, $410.0 million of 9.75% senior secured notes due June 2016 and $270.0 million of 10.25% Senior Secured Notes due October 2019. We incurred fees of $60.2 million to consummate the fiscal 2010 refinancings and recorded a loss on debt modification of $0.9 million. In fiscal 2009, we recorded a loss on debt modification of $39.9 million related to the early repayment of several notes.

        In addition, on March 3, 2011, we entered into a new $343.0 million Tranche 5 Term Loan under our senior secured credit facility, the proceeds of which were used to repay and retire all borrowings under our Tranche 3 Term Loans. In connection with the Tranche 3 Term Loan repayment and retirement we recorded a loss on debt modification of $22.4 million during the first quarter of fiscal 2012 due to the write off of debt issue costs of $2.7 million and unamortized original issuance discount of $19.7 million. These transactions are described in more detail in the "Liquidity and Capital Resources" section below.

        Dilutive Equity Issuances.    At February 26, 2011, 890.3 million shares of common stock were outstanding and an additional 128.5 million shares of common stock were issuable related to outstanding stock options, convertible preferred stock and convertible notes.

        At February 26, 2011, our 128.5 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)(b)	Preferred Stock	Convertible Notes	Total
$0.99 and under	13,560	—	—	13,560
$1.00 to $1.99	32,787	—	—	32,787
$2.00 to $2.99	5,200	—	24,800	30,000
$3.00 to $3.99	1,255	—	—	1,255
$4.00 to $4.99	9,243	—	—	9,243
$5.00 to $5.99	3,502	29,391	—	32,893
$6.00 and over	8,751	—	—	8,751

Total issuable shares	74,298	29,391	24,800	128,489

(a)
The exercise of these options would provide cash of $183.2 million.

(b)
On March 21, 2011, we launched a stock option exchange offer providing eligible associates the opportunity to surrender certain stock options for a lesser number of new stock options with a strike price that was determined based on the closing market price on April 21, 2011, the day the exchange offer concluded. The number of new options was determined by applying exchange ratios that resulted in providing new stock options with an aggregate fair value that approximates the aggregate fair value of the options they replaced. A total of 14.0 million options with an exercise price in excess of $1.77 were cancelled and 5.3 million new options were granted with an exercise price of $1.03.

Results of Operations

  Revenue and Other Operating Data

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
	(Dollars in thousands)
Revenues	$25,214,907	$25,669,117	$26,289,268
Revenue (decline) growth	(1.8)%	(2.4)%	8.1%
Same store sales (decline) growth	(0.7)%	(0.9)%	0.8%
Pharmacy sales (decline) growth	(1.8)%	(1.4)%	8.5%
Same store pharmacy sales (decline) growth	(0.9)%	0.1%	0.7%
Pharmacy sales as a % of total sales	67.8%	67.9%	67.2%
Third party sales as a % of total pharmacy sales	96.2%	96.2%	96.3%
Front end sales (decline) growth	(1.6)%	(4.3)%	6.1%
Same store front end sales (decline) growth	(0.3)%	(2.9)%	0.9%
Front end sales as a % of total sales	32.2%	32.1%	32.8%
Store data:
Total stores (beginning of period)	4,780	4,901	5,059
New stores	3	17	33
Closed stores	(69)	(138)	(200)
Store acquisitions, net	—	—	9
Total stores (end of period)	4,714	4,780	4,901
Remodeled stores	19	8	70
Relocated stores	28	41	56

  Revenues

        Fiscal 2011 compared to Fiscal 2010:    The 1.8% decline in revenue was primarily driven by a reduction in our store base and a decline in same store sales, which decreased 0.7% compared to prior year. This decline consisted of 0.9% pharmacy same store sales decrease and a 0.3% decrease in front end same store sales. Additionally, revenues decreased 0.2% compared to the prior year due to revenue deferrals related to our wellness + loyalty program. Same store sales trends for fiscal 2011 and fiscal 2010 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

        Pharmacy same store sales decreased 0.9%. Same store prescriptions decreased 1.2%. The decline in same store prescriptions was impacted by a slower start and overall softer cough, cold and flu season, coupled with an increase in 90-day prescriptions compared to last year. Same store sales were negatively impacted by lower reimbursement rates, increased generic penetration and the prescription decline. These trends improved during our fourth quarter as the cough, cold and flu season intensified contributing to same store pharmacy sales increased 0.8%.

        Front end same store sales decreased 0.3% from the prior year due to weakness in the overall economic environment and its impact on consumer spending behavior, partially offset by various management initiatives, such as our wellness+ loyalty card program. The trend improved during our fourth quarter due largely to the later cough, cold and flu season and our wellness+ loyalty card program, which resulted in a front-end same store sales increase of 1.0% compared to the fourth quarter last year.

        Fiscal 2010 compared to Fiscal 2009:    The 2.4% decline in revenue was primarily driven by a reduction in our store base and a decline in same store sales, which decreased 0.9% compared to prior year. This decline consisted of 0.1% pharmacy same store sales increase offset by a 2.9% decrease in front end same store sales.

        Pharmacy same store sales increased 0.1%. Same store prescription growth was 0.8% for fiscal 2010, which was positively impacted by the growth of our Rx Savings Card, a strong flu season and growth in our automated refill reminder program and other prescription compliance programs. The impact on sales of the increase in our prescription count was partially offset by an increase in generic sales and reductions in pharmacy reimbursement rates.

        Front end same store sales decreased 2.9% from the prior year, due to weakness in the overall economic environment and its impact on consumer shopping behavior and the impact of some of our initiatives, including our efforts to reduce costs, to reduce inventory, and to make changes to operating procedures for low volume stores.

Costs and Expenses

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold	$18,522,403	$18,845,027	$19,253,616
Gross profit	6,692,504	6,824,090	7,035,652
Gross margin	26.5%	26.6%	26.8%
Selling, general and administrative expenses	$6,457,833	$6,603,372	$6,985,367
Selling, general and administrative expenses as a percentage of revenues	25.6%	25.7%	26.6%
Goodwill impairment charge	—	—	1,810,223
Lease termination and impairment charges	210,893	208,017	293,743
Interest expense	547,581	515,763	477,627
Loss on debt modifications and retirements, net	44,003	993	39,905
(Gain) loss on sale of assets, net	(22,224)	(24,137)	11,581

  Cost of Goods Sold

        Gross margin rate was 26.5% for fiscal 2011 compared to 26.6% in fiscal 2010. The decline in gross margin was due primarily to deferred revenue related to our wellness+ customer loyalty program and a slight reduction in pharmacy gross margin, partially offset by lower product costs and new generic introductions. There was a negative impact from the reductions in Medicare reimbursements resulting from the AWP rollback which was fully cycled in September 2010. The pharmacy margin pressure slowed as we continued to cycle the more significant maximum allowable costs ("MAC") of new generics which occurred last year. Front-end gross margin was lower due primarily to an increase in deferred revenue related to our wellness+ customer loyalty program and related discounts. Partially offsetting the lower gross margin discussed above was a reduction in LIFO and inventory cost capitalization charges.

        Gross margin rate was 26.6% for fiscal 2010 compared to 26.8% in fiscal 2009. The decline in gross margin rate for fiscal 2010 was driven primarily by pharmacy margin decline due to reductions in reimbursement rates including reductions in Medicaid reimbursements resulting from the AWP rollback, fewer new generics and fewer price reductions on existing generics. Front end gross margin was lower, as improvements in shrink and distribution costs and lower inventory capitalization costs were more than offset by a higher mix of promotional sales and revenue deferrals related to our wellness+ customer loyalty program. Partially offsetting the decline in front end and pharmacy margins was a reduction in LIFO expense.

        We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO charge was $44.9 million in fiscal 2011, $88.5 million in fiscal 2010, and $184.6 million in fiscal 2009. The higher LIFO charge in fiscal 2009 was due to higher inflation on front end products in that year.

  Selling, General and Administrative Expenses

        SG&A for fiscal 2011 was 25.6% as a percentage of revenue, compared to 25.7% in fiscal 2010. The decrease in SG&A as a percentage of revenues is mostly due to a decrease in salaries and benefit costs due to better labor control and reductions in store operating expenses and corporate administrative expenses resulting from our various cost reduction initiatives. Additionally, we incurred no securitization fees due to our elimination of the receivables securitization facilities on October 26, 2009. These cost reductions were partially offset by an increase in debit and credit card fees, and higher workers' compensation and general liability costs due to a reserve reduction caused by favorable claims experience recorded in the prior year.

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

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts and number of locations as follows:

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
	(Dollars in thousands)
Impairment charges	$115,121	$75,475	$157,334
Facility and equipment lease exit charges	95,772	132,542	136,409

	$210,893	$208,017	$293,743

Number of Stores	864	670	815
Number of Distribution Centers	1	1	—

	865	671	815
Lease exit charges
Number of Stores	52	108	162
Number of Distribution Centers	1	1	—

	53	109	162

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

  Interest Expense

        In fiscal 2011, 2010, and 2009, interest expense was $547.6 million, $515.8 million and $477.6 million, respectively. The increase in interest expense in fiscal 2011 compared to fiscal 2010 is primarily due to the prior year refinancing of our senior secured credit facility and the elimination of our securitization program which was previously recorded in SG&A, partially offset by savings from our current year refinancing of our $650.0 million senior secured credit facility term loan. The increase in interest expense in fiscal 2010 compared to fiscal 2009 is due to higher cost debt incurred as part of our fiscal 2010 refinancing partially offset by lower LIBOR rates and decreased borrowings under the revolving credit facility.

        The annual weighted average interest rates on our indebtedness in fiscal 2011, 2010 and 2009 were 7.5%, 6.8% and 6.6%, respectively.

  Income Taxes

        Income tax expense of $9.8 million, $26.8 million and $329.3 million, has been recorded for fiscal 2011, 2010 and 2009, respectively. Net loss for fiscal 2011 included income tax expense of $9.8 million and was primarily comprised of an accrual for state and local taxes, adjustments to unrecognized tax benefits and the need for an accrual of additional state taxes resulting from the receipt of a final audit determination. We maintain a full valuation allowance against our net deferred tax assets. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

        The fiscal 2010 income tax expense of $26.8 million was primarily comprised of an accrual for state and local taxes net of federal tax recoveries and adjustments to unrecognized tax benefits. The fiscal 2009 income tax expense included non-cash tax expense of $673.1 million related to the write-down of our remaining net federal and state deferred tax assets through an adjustment to our valuation allowance. This change was primarily due to a decline in actual results from our previous forecast as a result of the impact of current economic conditions on fiscal 2009 results.

        We monitor all available evidence related to our ability to utilize our remaining net deferred tax assets. We maintained a full valuation allowance of $2,199.3 million and $1,984.5 million against remaining net deferred tax assets at fiscal year end 2011 and 2010, respectively.

Liquidity and Capital Resources

General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities, and (iii) borrowings under the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures.

Credit Facility

        Our senior secured credit facility consists of a $1.175 billion revolving credit facility and two term loans. Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 3.25% and LIBOR plus 3.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 2.25% and Citibank's base rate plus 2.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. We are required to pay fees between 0.50% and 0.75% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on August 19, 2015, provided that such maturity date shall instead be April 18, 2014 in the event that on or prior to April 18, 2014 we do not repay, refinance or otherwise extend the maturity date of our Tranche 2 Term Loan (as defined below) to a date that is at least 90 days after August 19, 2015 and, in the case of a repayment or refinancing, we must have at least $500.0 million of availability under the revolver.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 26, 2011, we had $28.0 million outstanding under the revolver and had letters of credit outstanding against the revolver of $143.0 million, which resulted in additional borrowing capacity of $1.004 billion.

        The credit facility also includes our $1.105 billion senior secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 2 Term Loan may also be required.

        As of February 26, 2011, we also had a $342.1 million senior secured term loan (the "Tranche 3 Term Loan") outstanding under our existing senior secured credit facility. On March 3, 2011, we refinanced the Tranche 3 Term Loan with a $343.0 million senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018, although the maturity shall instead be December 1, 2014 in the event that we do not repay or refinance our outstanding 8.625% senior notes due 2015 prior to that time, or September 16, 2015, in the event that we do not repay or refinance our outstanding 9.375% senior notes due 2015 prior to that time. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor, and is subject to a 1% prepayment fee in the event it is refinanced within the first year after issuance with the proceeds of a substantially concurrent issuance of new loans or other indebtedness incurred for the primary purpose of repaying, refinancing or replacing the Tranche 5 Term Loan. We must make mandatory prepayments of the Tranche 5 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 5 Term Loan may also be required.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however, other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014, for the voluntary repurchase of debt with a maturity after June 4, 2014 and the mandatory repurchase of our 8.5% convertible notes due 2015 if we maintain availability on the revolving credit facility of at least $100.0 million.

        Our senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 for the quarter ending February 26, 2011 and for the three subsequent quarters. This ratio increases to 1.05 to 1.00 in the last quarter of Fiscal 2012 and remains at that level for the remaining term of the facility. As of February 26, 2011, we were in compliance with this financial covenant.

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

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of February 26, 2011, the amount of additional secured debt that could be incurred under these indentures was approximately $1.1 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we could not incur any additional secured debt as of February 27, 2010 assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

        At the end of March 2011, we made an excess cash flow repayment of $39.8 million of the Tranche 2 Term Loan and the Tranche 5 Term Loan, as required under our senior secured credit facility. This excess cash flow payment will be in lieu of scheduled amortization payments over the next three fiscal years.

Other 2011 Transactions

        In August 2010, we issued $650.0 million of our 8.00% senior secured notes due August 15, 2020. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility and our 9.75% senior secured notes due 2016. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility and our 9.75% senior secured notes due 2016. The indenture that governs the 8.00% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders and holders of our 9.75% senior secured notes due 2016 in the mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

        In July 2010, we repurchased $93.8 million of our $158.0 million outstanding 8.5% convertible notes. The remaining 8.5% convertible notes require us to maintain a listing on the NYSE or certain other exchanges. In the event of a NYSE delisting, holders of these notes could require us to repurchase them, which we have the ability to do under the terms of our senior secured credit facility. On July 30, 2010 we received a notice of non-compliance from the NYSE because the price of our common stock has fallen below the NYSE's minimum share price rule. Our common stock continued to trade as usual on the NYSE and on March 1, 2011, we received notice that we have regained compliance with the NYSE's minimum share price listing requirement. We are currently in compliance with all NYSE listing rules.

Other 2010 Transactions

        In October 2009, we issued $270.0 million of our 10.25% senior secured notes due October 15, 2019. The notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility. The guarantees are secured by shared second priority liens with holders of the 10.375% senior secured notes due 2016 and 7.5% senior secured notes due 2017. The indenture that governs the 10.25% notes contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 10.25% senior secured notes due October 2019 were issued at 99.2% of par.

        In June 2009, we issued $410.0 million of 9.75% senior secured notes due June 12, 2016. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility and our 8.00% senior secured notes due 2020. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility and our 8.00% senior secured notes due 2020. The indenture that governs the 9.75% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders and holders of our 8.00% senior secured notes due 2020 in mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 9.75% senior secured notes due June 2016 were issued at 98.2% of par.

  Sale Leaseback Transactions

        During fiscal 2010 we sold a total of three owned stores to independent third parties. Net proceeds from these sales were $8.0 million. Concurrent with these sales, we entered into agreements to lease the stores back from the purchasers over minimum lease terms of 10 to 20 years. We accounted for all of these leases as operating leases. A gain on the sale of these stores of $5.3 million was deferred and is being recorded over the minimum term of these leases.

2009 Transactions

        On June 4, 2008, we conducted a tender offer and consent solicitation under which we offered to repurchase all outstanding amounts of our 8.125% senior secured notes due May 2010, our 7.5% senior secured notes due January 2015 and our 9.25% senior notes due June 2013. On July 9, 2008 we repaid $348.9 million of the outstanding balance of our 8.125% notes due May 2010, $199.6 million of our 7.5% notes due January 2015 and $144.0 million of the outstanding balance of our 9.25% notes due June 2013 pursuant to the tender offer. Subsequent to the tender offer we redeemed the remaining outstanding 7.5% notes due 2015. As a result of this tender and consent solicitation, the indentures governing these notes were amended to eliminate substantially all of the restrictive covenants therein including limitations on our ability to incur additional debt and grant liens against assets. In addition, the guarantees on each series were eliminated. We did the transaction because these notes had restrictions on secured debt that prohibited us from fully drawing on our revolving credit facility under certain circumstances. We incurred a loss on debt modification related to this transaction of $36.6 million.

        These transactions were financed via the issuance of a senior secured term loan (the Tranche 3 Term Loan) and the issuance of a $470.0 million aggregate principal amount of 10.375% senior secured notes due July 2016. These notes are unsecured unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under our senior secured credit facility. The guarantees are secured by shared second priority liens with holders of our 7.5% senior secured notes due 2017 and our 10.25% senior secured notes due 2019. The indenture that governs the 10.375% senior secured notes due 2016 contains covenant provisions that, among other things, include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 10.375% senior secured notes due July 2016 were issued at 90.588% of par.

        In May 2008 we issued $158.0 million of 8.5% convertible notes due May 2015. These notes are unsecured and are effectively junior to our secured debt. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion price of $2.59 per share, subject to adjustments to prevent dilution, at any time. Proceeds from the issuance of these notes were used to fund the redemption of our 6.125% notes due December 2008. We recorded a loss on debt modification of $3.3 million related to the early redemption of the 6.125% notes due 2008, which included payment of a make whole premium to the noteholders and unamortized debt issue costs on the notes. As of February 26, 2011, $64.2 million aggregate principal amount of the notes remained outstanding.

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

        On October 26, 2009, we terminated both accounts receivable securitization facilities and replaced them with senior secured notes, increased borrowing capacity under our existing senior secured revolving credit facility and an increase in borrowings under our Tranche 4 Term Loan. As part of this refinancing, we incurred a prepayment penalty of $2.3 million in relation to the Second Lien Facility and recognized $3.8 million of unamortized discount related to the Second Lien Facility. These charges were recorded as a component of selling, general, and administrative expenses.

        As of February 26, 2011, we had no material off balance sheet arrangements, other than operating leases included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of February 26, 2011, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$502,274	$1,102,488	$3,182,066	$4,458,008	$9,244,836
Capital lease obligations(2)	29,585	43,235	42,003	78,769	193,592
Operating leases(3)	1,003,775	1,890,833	1,676,524	4,897,615	9,468,747
Open purchase orders	403,672	—	—	—	403,672
Redeemable preferred stock(4)	—	—	—	21,300	21,300
Other, primarily self insurance and retirement plan obligations(5)	125,147	159,144	50,094	117,507	451,892
Minimum purchase commitments(6)	145,627	293,080	262,255	587,207	1,288,169

Total contractual cash obligations	$2,210,080	$3,488,780	$5,212,942	$10,160,406	$21,072,208

Commitments
Lease guarantees(7)	$27,967	$53,384	$51,577	$76,123	$209,051
Outstanding letters of credit	142,686	—	—	—	142,686

Total commitments	$2,380,733	$3,542,164	$5,264,519	$10,236,529	$21,423,945

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of February 26, 2011.

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

(7)
Represents lease guarantee obligations for 127 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.

        Obligations for income tax uncertainties pursuant to ASC 740, "Income Taxes" of approximately $109.0 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $395.8 million in fiscal 2011. Cash flow was positively impacted by a reduction in inventory and an increase in accounts payable due to the timing of purchases. Additionally, the reductions in accounts receivable are no longer offset by repayments to the receivables securitization facility which was eliminated in the third quarter of fiscal 2010.

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

        Cash used in investing activities was $156.7 million in fiscal 2011. Cash was used for the purchase of property, plant and equipment and prescription files which was partially offset by proceeds from asset dispositions

        Cash used in investing activities was $120.5 million in fiscal 2010. Cash was used for the purchase of property, plant and equipment and prescription files which was offset in part by proceeds from asset dispositions.

        Cash used in investing activities was $346.4 million in fiscal 2009. Cash was used for the purchase of property, plant and equipment and prescription files which was offset in part by proceeds from our sale leaseback transactions and proceeds from asset dispositions.

        Cash used in financing activities was $251.7 million in fiscal 2011 and was primarily due to the refinancing activity that occurred during the second quarter of fiscal 2011, the repurchase of $93.8 million of the Convertible Notes, other scheduled debt repayments and a small decrease in our zero balance cash accounts.

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

Capital Expenditures

        We plan to make total capital expenditures of approximately $300.0 million during fiscal 2012, consisting of approximately 10% related to the new store construction and store relocation, 42% related to store remodels, 25% related to prescription file purchases and 23% for infrastructure and maintenance requirements. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities and use of the revolving credit facility.

Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the senior secured credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect the restriction on our credit facility, that could result if we fail to meet the fixed charge covenant in our senior secured credit facility, to have any impact on our business in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock or may seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory shrink, impairment of long-lived assets, revenue recognition, self insurance liabilities, lease exit liabilities, income taxes and litigation. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Variability reflected in the sensitivity analyses presented below is based on our recent historical experience. Actual results may differ materially from these estimates and sensitivity analyses.

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Inventory shrink:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations (including stores and distribution centers), as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for stores inventoried in the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended February 26, 2011, would have affected pre-tax income by approximately $9.4 million.

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

        The assumptions utilized in calculating impairment are updated annually. Should actual sales growth rates and related incremental cash flow differ from those forecasted and projected, we may incur future impairment charges related to the stores being evaluated. Changes in our discount rate of 50 basis points would not have a material impact on the total impairment recorded in fiscal 2011.

        Revenue recognition:    For all sales other than third party pharmacy sales, we recognize revenue from the sale of merchandise at the time the merchandise is sold. For third party pharmacy sales, revenue is recognized at the time the prescription is filled, which is or approximates when the customer picks up the prescription. We record revenue net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented.

        On April 18, 2010, we launched our wellness+ loyalty card program chain wide. We currently have over 36 million members enrolled in this program. Members participating in our wellness+ loyalty card program earn points on a calendar year basis for eligible front end merchandise purchases and qualifying prescriptions. One point is awarded for each dollar spent towards front end merchandise and 25 points are awarded for each qualifying prescription.

        Members reach specific wellness+ tiers based on the points accumulated during the calendar year, which entitle them to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 1,000 points in a calendar year achieves the "Gold" tier, enabling the customer to receive a 20% discount on qualifying purchases of front end merchandise for the remaining portion of the calendar year and the next calendar year. There are also similar "Silver" and "Plus" levels with lower thresholds and benefit levels.

        As wellness+ customers accumulate points, we defer the retail value of the points earned as deferred revenue (included in other current and noncurrent liabilities, based on the expected usage). The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, we recognize an allocable portion of the deferred revenue. If the achieved combined Gold and Silver levels differ from the assumptions by 5.0% then the revenue deferral changes by $1.0 million. If the assumed spending levels, which are the drivers of future discounts, differ by 5.0% then the revenue deferral changes by $1.9 million.

        Self-insurance liabilities:    We expense claims for self-insured medical, dental, workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured medical and dental claims incurred but not paid is determined by multiplying the average claim value paid over the most recent twelve months by the average number of days from the same period between when the claims were incurred and paid. There have been no significant changes in assumptions used to determine days lag over the last three years. Should a greater amount of claims occur compared to what was previously estimated or medical costs increase beyond what was anticipated, expense recorded may not be sufficient, and additional expense may be recorded. A one day change in days lag for the year ended February 26, 2011, would have affected pretax income by approximately $0.6 million.

        The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A 25 basis point difference in the discount rate for the year ended February 26, 2011, would have affected pretax income by approximately $1.8 million.

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

        A substantial amount of our closed stores were closed prior to our adoption of ASC 420, "Exit or Disposal Cost Obligations." Therefore, if interest rates change, reserves may be increased or decreased. In addition, changes in the real estate leasing markets can have an impact on the reserve. As of February 26, 2011, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $2.8 million for fiscal 2011.

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

Non GAAP Measures

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net loss excluding the impact of income taxes, interest expense and securitization costs, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, stock-based compensation expense, debt modifications and retirements, sale of assets and investments, revenue deferrals related to customer loyalty programs and other items. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of Adjusted EBITDA to our net loss for fiscal 2011, 2010 and 2009:

	February 26, 2011 (52 weeks)	February 27, 2010 (52 weeks)	February 28, 2009 (52 weeks)
Net loss	$(555,424)	$(506,676)	$(2,915,420)
Interest expense and securitization costs	547,581	552,625	503,691
Income tax expense	9,842	26,758	329,257
Depreciation and amortization expense	505,546	534,238	586,208
LIFO charges	44,905	88,450	184,569
Goodwill impairment charge	—	—	1,810,223
Lease termination and impairment charges	210,893	208,017	293,743
Stock-based compensation expense	17,336	23,794	31,448
(Gain) loss on sale of assets, net	(22,224)	(24,137)	11,629
Loss on debt modifications and retirements, net	44,003	993	39,905
Incremental acquisition costs	—	—	85,633
Closed facility liquidation expense	9,881	14,801	19,353
Severance costs	4,883	6,184	15,754
Customer loyalty card programs revenue deferral	41,669	—	—
Other	71	(73)	(4,846)

Adjusted EBITDA	$858,962	$924,974	$991,147

        In addition to Adjusted EBITDA, we occasionally refer to several other Non-GAAP measures, on a less frequent basis, in order to describe certain components of our business and how we utilize them to describe our results. These measures include but are not limited to EBITDA Gross Margin (gross margin adjusted for non-EBITDA items), EBITDA SG&A (SG&A expenses adjusted for non-EBITDA items), FIFO Gross Margin (gross margin before LIFO charges) and Free Cash Flow (cash provided from operations less cash used in investing activities).

        We include these non-GAAP financial measures in our earnings announcements and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors including with those of our competitors having different capital structures. Adjusted EBITDA or other non-GAAP measures above should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Our definition of these non-GAAP measures may not be comparable to similarly titled measurements reported by other companies.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 26, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at February 26, 2011
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$5,231	$114	$190,852	$—	$974,188	$3,533,000	$4,703,385	$4,596,011
Average Interest Rate	1.25%	7.00%	6.95%	0.00%	8.93%	8.90%	8.82%
Variable Rate	$39,812	$—	$3,838	$1,373,088	$28,000	$—	$1,444,738	$1,406,579
Average Interest Rate	2.98%	0.00%	2.92%	2.98%	5.50%	0.00%	3.03%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility and our Tranche 2 Term loans and Tranche 5 Term loans, are all based on LIBOR. However, the interest rate on our Tranche 5 Term loans has a LIBOR floor of 125 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of February 26, 2011, our annual interest expense would change by approximately $11.1 million.

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

(b)   Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of February 26, 2011, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)   Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended February 26, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of February 26, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 26, 2011 of the Company and our report dated April 26, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 26, 2011

Item 9B.    Other Information

        None

PART III

        We intend to file with the SEC a definitive proxy statement for our 2011 Annual Meeting of Stockholders, to be held on June 23, 2011, pursuant to Regulation 14A not later than 120 days after February 26, 2011. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.1 to Form 10-Q filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation, dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation, dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.7	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture, dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 21, 2007, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.9
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.10
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.11	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.12	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N. A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.14
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 6, 2007
4.15
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008
4.16
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 6, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.17	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N. A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.18	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.19
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.20
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.21
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.22
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019.	Exhibit 4.1 to Form 8-K, filed on October 29, 2009

Exhibit Numbers	Description	Incorporation By Reference To
4.23	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.6	2010 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.7	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan*	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.8	Supplemental Executive Retirement Plan*	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.9	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010*	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.10	Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.3 to Form 10-Q, filed on October 8, 2008
10.11	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.2 to Form 10-Q, filed on October 7, 2010
10.12	Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.8 to Form 10-K, filed on April 17, 2009
10.13	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2010

Exhibit Numbers	Description	Incorporation By Reference To
10.14	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.15	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of May 7, 2001*	Exhibit 10.12 to Form 10-Q, filed on May 21, 2001
10.16	Amendment No. 2 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of September 30, 2003*	Exhibit 10.3 to Form 10-Q, filed on October 7, 2003
10.17	Amendment No. 3 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 30, 2008*	Exhibit 10.6 to Form 10-Q, filed on January 7, 2009
10.18	Amendment No. 4 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of January 21, 2010*	Exhibit 10.15 to Form 10-K, filed on April 28, 2010
10.19	Side Agreement to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of October 11, 2006*	Exhibit 10.14 to Form 10-K, filed on April 29, 2008
10.20	Rite Aid Corporation Restricted Stock and Stock Option Award Agreement, made as of December 5, 1999, by and between Rite Aid Corporation and Mary F. Sammons*	Exhibit 4.32 to Form 8-K, filed on January 18, 2000
10.21	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.22	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008*	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.23	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.24	Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of June 26, 2007*	Exhibit 10.1 to Form 10-Q, filed on July 12, 2007
10.25	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of December 18, 2008*	Exhibit 10.3 to Form 10-Q, filed on January 7, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.26	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.27	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.6 to Form 10-Q, filed on October 7, 2010
10.28	Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of February 3, 2008*	Exhibit 10.5 to Form 10-Q, filed on January 6, 2010
10.29	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of September 23, 2009*	Exhibit 10.6 to Form 10-Q, filed on January 6, 2010
10.30	Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 22, 2003**	Exhibit 10.25 to Form 10-K, filed on April 29, 2008
10.31	First Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 8, 2007**	Exhibit 10.26 to Form 10-K, filed on April 29, 2008
10.32	Second Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of November 7, 2008**	Exhibit 10.1 to Form 10-Q, filed on January 7, 2009
10.33	Third Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 1, 2009**	Exhibit 10.30 to Form 10-K, filed on April 17, 2009
10.34	Fourth Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 10, 2009**	Exhibit 10.4 to Form 10-Q, filed on January 6, 2010
10.35	Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of January 1, 2003	Exhibit 10.27 to Form 10-K, filed on April 29, 2008
10.36	Fourth Amendment to Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of February 12, 2007	Exhibit 10.28 to Form 10-K, filed on April 29, 2008

Exhibit Numbers	Description	Incorporation By Reference To
10.37	Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 11, 2009
10.38
	Amendment No. 1, dated as of August 19, 2010, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the lenders party thereto and Citicorp North America, Inc., as administrative agent	Exhibit 10.2 to Form 8-K, filed on August 19, 2010
10.39
	Refinancing Amendment No. 1, dated as of June 10, 2009, relating to the Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the subsidiary guarantors party thereto, the lender party thereto and Citicorp North America, Inc., as Administrative Agent	Exhibit 10.2 to Form 8-K, filed on June 11, 2009
10.40
	Refinancing Amendment No. 2, dated as of June 26, 2009, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Citicorp North America, Inc., as Administrative Agent and Collateral Processing Agent	Exhibit 10.1 to Form 8-K, filed on July 1, 2009
10.41
	Refinancing Amendment No. 3, dated as of August 19, 2010, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on August 19, 2010
10.42
	Refinancing Amendment No. 4, dated as of March 3, 2011, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009 (as amended, supplemented or otherwise modified from time to time), among Rite Aid Corporation, the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on March 3, 2011

Exhibit Numbers	Description	Incorporation By Reference To
10.43	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.44	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009
10.45	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009
10.46
	Amended and Restated Senior Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Exhibit 4.27 to Form 10-K, filed on April 29, 2008
10.47
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.36 to Form 10-K, filed on April 17, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.48	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee.	Exhibit 4.37 to Form 10-K, filed on April 17, 2009
10.49
	Amended and Restated Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.33 to Form 10-K, filed on April 29, 2008.
10.50	Intercreditor Agreement, dated as of February 18, 2009, by and among Citicorp North America, Inc. and Citicorp North America, Inc., and acknowledged and agreed to by Rite Aid Funding II	Exhibit 10.2 to Form 8-K, filed on February 20, 2009
10.51
	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
10.52
	Incremental Facility Amendment No. 1, dated as of October 26, 2009, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the other agents party thereto.	Exhibit 10.1 to Form 8-K, filed on October 29, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.53	Incremental Facility Amendment No. 2, dated as of October 19, 2009 and effective as of October 26, 2009, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the other agents party thereto.	Exhibit 10.2 to Form 8-K, filed on October 29, 2009
11	Statement regarding computation of earnings per share	Filed herewith (see note 2 to the consolidated financial statements)
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14 (a) under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14 (a)/15d-14 (a) under Securities Exchange Act of 1934	Filed herewith
32	Certification of CEO and CFO pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at February 26, 2011 and February 27, 2010, (ii) Condensed Consolidated Statements of Operations for the fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009, (iii) Condensed Consolidated Statements of Stockholders' (Deficit)/Equity for the fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009, (iv) Condensed Consolidated Statements of Cash Flow for the fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009, and (v) Notes to Condensed Consolidated Financial Statements tagged as block text.***

*
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

**
Confidential portions of these Exhibits were redacted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.

***
Furnished, not filed

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
Camp Hill, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of February 26, 2011 and February 27, 2010, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended February 26, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of February 26, 2011 and February 27, 2010, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 26, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 26, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 26, 2011

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 26, 2011	February 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$91,116	$103,594
Accounts receivable, net	966,457	955,502
Inventories, net	3,158,145	3,238,644
Prepaid expenses and other current assets	195,647	210,928

Total current assets	4,411,365	4,508,668
Property, plant and equipment, net	2,039,383	2,293,153
Other intangibles, net	646,177	823,088
Other assets	458,925	425,002

Total assets	$7,555,850	$8,049,911

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$63,045	$51,502
Accounts payable	1,307,872	1,159,069
Accrued salaries, wages and other current liabilities	1,049,406	965,121

Total current liabilities	2,420,323	2,175,692
Long-term debt, less current maturities	6,034,525	6,185,633
Lease financing obligations, less current maturities	122,295	133,764
Other noncurrent liabilities	1,190,074	1,228,373

Total liabilities	9,767,217	9,723,462
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,616 and 1,523	161,650	152,304
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 890,297 and 887,636	890,297	887,636
Additional paid-in capital	4,281,623	4,277,200
Accumulated deficit	(7,514,796)	(6,959,372)
Accumulated other comprehensive loss	(30,142)	(31,320)

Total stockholders' deficit	(2,211,367)	(1,673,551)

Total liabilities and stockholders' deficit	$7,555,850	$8,049,911

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
Revenues	$25,214,907	$25,669,117	$26,289,268
Costs and expenses:
Cost of goods sold	18,522,403	18,845,027	19,253,616
Selling, general and administrative expenses	6,457,833	6,603,372	6,985,367
Goodwill impairment charge	—	—	1,810,223
Lease termination and impairment charges	210,893	208,017	293,743
Interest expense	547,581	515,763	477,627
Loss on debt modifications and retirements, net	44,003	993	39,905
(Gain) loss on sale of assets, net	(22,224)	(24,137)	11,581

	25,760,489	26,149,035	28,872,062

Loss before income taxes	(545,582)	(479,918)	(2,582,794)
Income tax expense	9,842	26,758	329,257

Net loss from continuing operations	$(555,424)	$(506,676)	$(2,912,051)
Loss from discontinued operations, net of gain on disposal and income tax benefit	—	—	(3,369)

Net loss	$(555,424)	$(506,676)	$(2,915,420)

Computation of loss applicable to common stockholders:
Net loss	$(555,424)	$(506,676)	$(2,915,420)
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(9,346)	(8,807)	(21,768)

Loss applicable to common stockholders	$(564,872)	$(515,585)	$(2,937,290)

Basic and diluted loss per share:
Basic loss per share	$(0.64)	$(0.59)	$(3.49)

Diluted loss per share	$(0.64)	$(0.59)	$(3.49)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)/EQUITY

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands)

	Preferred Stock-Series G		Preferred Stock-Series H		Preferred Stock-Series I
							Common Stock				Accumulated Other Comprehensive Income (Loss)
									Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
BALANCE MARCH 1, 2008	1,393	$139,253	1,352	$135,202	4,820	$116,415	830,209	$830,209	$4,047,499	$(3,537,276)	$(20,117)	$1,711,185
Net loss										(2,915,420)		(2,915,420)
Other comprehensive income:
Changes in Defined Benefit Plans											(21,662)	(21,662)

Comprehensive loss												(2,937,082)
Exchange of restricted shares for taxes							(1,741)	(1,741)	(1,113)			(2,854)
Issuance of restricted stock							2,646	2,646	(2,646)			—
Cancellation of restricted stock							(967)	(967)	967			—
Amortization of restricted stock balance									17,913			17,913
Stock-based compensation expense									13,535			13,535
Stock options exercised							516	516	601			1,117
Dividends on preferred stock	100	10,006	83	8,296					(18,302)			—
Conversion of Series G and I preferred stock	(1,493)	(149,258)			(4,820)	(116,415)	55,450	55,450	210,223			—
Cash dividends paid on preferred shares									(3,466)			(3,466)

BALANCE February 28, 2009	—	$1	1,435	$143,498	—	$—	886,113	$886,113	$4,265,211	$(6,452,696)	$(41,779)	$(1,199,652)

Net loss										(506,676)		(506,676)
Other comprehensive income:
Changes in Defined Benefit Plans											10,459	10,459

Comprehensive loss												(496,217)
Exchange of restricted shares for taxes							(1,198)	(1,198)	(343)			(1,541)
Issuance of restricted stock							3,289	3,289	(3,289)			—
Cancellation of restricted stock							(642)	(642)	642			—
Amortization of restricted stock balance									11,772			11,772
Stock-based compensation expense									12,022			12,022
Stock options exercised							74	74	(8)			66
Dividends on preferred stock			88	8,806					(8,807)			(1)

BALANCE FEBRUARY 27, 2010	—	$1	1,523	$152,304	—	$—	887,636	$887,636	$4,277,200	$(6,959,372)	$(31,320)	$(1,673,551)

Net loss										(555,424)		(555,424)
Other comprehensive income:
Changes in Defined Benefit Plans											1,178	1,178

Comprehensive loss												(554,246)
Exchange of restricted shares for taxes							(1,103)	(1,103)	(29)			(1,132)
Issuance of restricted stock							3,905	3,905	(3,905)			—
Cancellation of restricted stock							(385)	(385)	385			—
Amortization of restricted stock balance									6,053			6,053
Stock-based compensation expense									11,283			11,283
Stock options exercised							244	244	(18)			226
Dividends on preferred stock			93	9,346					(9,346)			—

BALANCE FEBRUARY 26, 2011	—	$1	1,616	$161,650	—	$—	890,297	$890,297	$4,281,623	$(7,514,796)	$(30,142)	$(2,211,367)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
OPERATING ACTIVITIES:
Net loss	$(555,424)	$(506,676)	$(2,915,420)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	505,546	534,238	586,208
Goodwill impairment charge	—	—	1,810,223
Lease termination and impairment charges	210,893	208,017	293,743
LIFO charges	44,905	88,450	184,569
(Gain) loss on sale of assets, net	(22,224)	(24,137)	11,629
Stock-based compensation expense	17,336	23,794	31,448
Loss on debt modifications and retirements, net	44,003	993	39,905
Changes in deferred taxes	—	—	307,789
Proceeds from insured loss	—	1,380	—
Changes in operating assets and liabilities:
Net (repayments to) proceeds from accounts receivable securitization	—	(555,000)	104,881
Accounts receivable	(10,955)	118,240	33,784
Inventories	35,111	181,542	196,517
Accounts payable	156,116	(194,655)	(140,258)
Other assets and liabilities, net	(29,458)	(201,249)	(185,108)

Net cash (used in) provided by operating activities	395,849	(325,063)	359,910

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(162,287)	(183,858)	(460,857)
Intangible assets acquired	(24,233)	(9,772)	(80,489)
Acquisition of Jean Coutu, USA, net of cash acquired	—	—	(112)
Proceeds from sale-leaseback transactions	—	7,967	161,553
Proceeds from dispositions of assets and investments	29,843	65,177	33,547

Net cash used in investing activities	(156,677)	(120,486)	(346,358)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	650,000	1,303,307	900,629
Net (payments to) proceeds from revolver	(52,000)	(758,000)	(11,000)
Proceeds from financing secured by owned property	—	—	31,266
Principal payments on long-term debt	(779,706)	(174,706)	(870,054)
Change in zero balance cash accounts	(15,657)	86,650	(16,298)
Net proceeds from the issuance of common stock	226	66	1,117
Payments for preferred stock dividends	—	—	(3,466)
Financing fees for early debt redemption	(19,666)	—	—
Deferred financing costs paid	(34,847)	(60,209)	(49,473)

Net cash provided by (used in) financing activities	(251,650)	397,108	(17,279)

Decrease in cash and cash equivalents	(12,478)	(48,441)	(3,727)
Cash and cash equivalents, beginning of year	103,594	152,035	155,762

Cash and cash equivalents, end of year	$91,116	$103,594	$152,035

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its wholly-owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 4,714 stores in operation as of February 26, 2011. The Company's drugstores' primary business is pharmacy services. The Company also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

        The Company's operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
Pharmacy sales	$17,036,027	$17,355,964	$17,604,284
Front end sales	8,081,576	8,213,388	8,581,115
Other revenue	97,304	99,765	103,869

	$25,214,907	$25,669,117	$26,289,268

        Sales of prescription drugs represented approximately 67.8%, 67.9%, and 67.2% of the Company's total sales in fiscal years 2011, 2010 and 2009, respectively. The Company's principal classes of products in fiscal 2011 were the following:

Product Class	Percentage of Sales
Prescription drugs	67.8%
Over-the-counter medications and personal care	9.8%
Health and beauty aids	5.2%
General merchandise and other	17.2%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009 included 52 weeks.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

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

  Inventories

        Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories. At February 26, 2011 and February 27, 2010, inventories were $875,012 and $831,113, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The LIFO charge was $44,905, $88,450 and $184,569 for fiscal years 2011, 2010, and 2009, respectively. During fiscal 2011, 2010 and 2009, a reduction in inventories related to working capital initiatives resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $2,647, $33,085 and $13,777 cost of sales decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

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

        The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2011, 2010 and 2009, the Company capitalized costs of approximately $4,759, $4,256 and $4,990, respectively.

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

  Deferred Financing Costs

        Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $23,797, $20,789 and $13,410 for fiscal 2011, 2010, and 2009, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

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

        On April 18, 2010, the Company launched its wellness+ loyalty card program chain wide. There are currently over 36 million members enrolled in this program. Members participating in the wellness+ loyalty card program earn points on a calendar year basis for eligible front end merchandise purchases and qualifying prescriptions. One point is awarded for each dollar spent towards front end merchandise and 25 points are awarded for each qualifying prescription.

        Members reach specific wellness+ tiers based on the points accumulated during the calendar year, which entitles such customers to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 1,000 points in a calendar year achieves the "Gold" tier, enabling them to receive a 20% discount on qualifying purchases of front end merchandise for the remaining portion of the calendar year and also the next calendar year. There are also similar "Silver" and "Plus" levels with lower thresholds and benefit levels.

        As wellness+ customers accumulate points, the Company defers the retail value of the points earned as deferred revenue (included in other current and noncurrent liabilities, based on the expected usage). The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, the Company recognizes an allocable portion of the deferred revenue.

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

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2011, 2010 and 2009 were $367,412, $375,118 and $375,790, respectively.

  Insurance

        The Company is self-insured for certain general liability and workers' compensation claims. For claims that are self-insured, stop-loss insurance coverage is maintained for workers' compensation occurrences exceeding $1,000 and general liability occurrences exceeding $2,000. The Company utilizes actuarial studies as the basis for developing reported claims and estimating claims incurred but not reported relating to the Company's self-insurance. Workers' compensation claims are discounted to present value using a risk-free interest rate.

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

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

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

  Facility Closing Costs and Lease Exit Charges

        When a store or distribution center is closed, the Company records an expense for unrecoverable costs and accrues a liability equal to the present value at current credit adjusted risk-free interest rates of the remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Other store or distribution center closing and liquidation costs are expensed when incurred.

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

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

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

  Significant Concentrations

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2011, the top five third party payors accounted for approximately 60.9% of the Company's pharmacy sales. The largest third party payor represented 23.8%, 21.2%, and 18.7% of pharmacy sales during fiscal 2011, 2010, and 2009, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers. During fiscal 2011, state sponsored Medicaid agencies accounted for approximately 11.5% of the Company's pharmacy sales, the largest of which was approximately 3.1% of the Company's pharmacy sales. During fiscal 2011, approximately 27.0% of the Company's pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        During fiscal 2011, the Company purchased brand pharmaceuticals and some generic pharmaceuticals which amounted to approximately 91.4% of the dollar volume of its prescription drugs from a single wholesaler, McKesson Corp. ("McKesson"), under a contract expiring April 1, 2013. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have temporary difficulty filling prescriptions for brand named drugs until a replacement wholesaler agreement was executed, which would negatively impact the business. The Company purchases almost all of its generic (non-brand name) pharmaceuticals directly from manufactures which account for approximately 76% of its prescription volume. The loss of any one of the generic suppliers would not disrupt the Company's ability to fill generic (non-brand name) prescriptions but could negatively impact the Company's results.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Certain Business Risks and Management's Plans

        The U.S. economy is currently in a continued downturn and the future economic environment may not fully recover to levels prior to the downturn. The Company is highly leveraged and its substantial indebtedness could limit cash flow available for operations and could adversely affect its ability to service debt or obtain additional financing. As a result of the current condition of the credit markets, the Company may not be able to obtain additional financing on favorable terms, or at all. If the Company's operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt and other obligations or otherwise be required to delay its planned activities.

        Management believes that the Company has adequate sources of liquidity to meet its anticipated requirements for working capital, debt service and capital expenditures through fiscal 2012. The Company has a $1,175,000 senior secured revolving credit facility of which $28,000 was outstanding at February 26, 2011.

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, "Derivatives and Hedging." As of February 26, 2011 and February 27, 2010, the Company had no interest rate swap arrangements or other derivatives.

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

2. Loss Per Share

        Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

2. Loss Per Share (Continued)

were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
Numerator for loss per share:
Net loss	$(555,424)	$(506,676)	$(2,915,420)
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(9,346)	(8,807)	(21,768)

Loss applicable to common stockholders—basic and diluted	$(564,872)	$(515,585)	$(2,937,290)

Denominator:
Basic and diluted weighted average shares	882,947	880,843	840,812
Basic and diluted loss per share:
Basic and diluted loss per share	$(0.64)	$(0.59)	$(3.49)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of February 26, 2011, February 27, 2010 and February 28, 2009:

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
Stock options	74,298	76,114	70,162
Restricted stock units	669	—	—
Convertible preferred stock	29,391	27,692	26,091
Convertible debt	24,800	61,045	61,045

	129,158	164,851	157,298

        Also excluded from the computation of diluted loss per share as of February 26, 2011, February 27, 2010 and February 28, 2009 are restricted shares of 7,078, 5,944, and 6,515 which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consisted of amounts and number of locations as follows:

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
Impairment charges	$115,121	$75,475	$157,334
Facility and equipment lease exit charges	95,772	132,542	136,409

	$210,893	$208,017	$293,743

Impairment charges
Number of Stores	864	670	815
Number of Distribution Centers	1	1	—

	865	671	815
Lease exit charges
Number of Stores	52	108	162
Number of Distribution Centers	1	1	—

	53	109	162

  Impairment Charges

        These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of management's intention to relocate or close the store, or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

        The following table reflects the closed store charges that relate to new closures, changes in assumptions and interest accretion.

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
Balance—beginning of year	$412,654	$381,411	$329,682
Provision for present value of noncancellable lease payments of closed stores	51,369	80,331	97,667
Changes in assumptions about future sublease income, terminations and change of interest rate	19,585	31,014	20,947
Interest accretion	26,234	26,693	19,837
Cash payments, net of sublease income	(104,492)	(106,795)	(86,722)

Balance—end of year	$405,350	$412,654	$381,411

        The Company's revenues and income before income taxes for fiscal 2011, 2010, and 2009 included results from stores that have been closed or are approved for closure as of February 26, 2011. The revenue and operating losses of these stores for the periods are presented as follows:

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
Revenues	$140,155	$417,701	$966,190
Loss from operations	(2,385)	(1,648)	(76,995)
Included in these stores' loss from operations are:
Depreciation and amortization	1,669	7,424	16,902
Inventory liquidation charges	4,897	5,236	9,881
(Gain) loss from sales of assets	(16,458)	(33,078)	13,820

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges February 26, 2011
Long-lived assets held and used	$—	$21,822	$43,129	$64,951	$(114,330)
Long-lived assets held for sale	—	2,479	—	2,479	(791)

Total	$—	$24,301	$43,129	$67,430	$(115,121)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges February 27, 2010
Long-lived assets held and used	$—	$20,274	$4,262	$24,536	$(64,469)
Long-lived assets held for sale	—	14,927	—	14,927	(11,006)

Total	$—	$35,201	$4,262	$39,463	$(75,475)

4. Discontinued Operations

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

4. Discontinued Operations (Continued)

        The Company has presented the operating results of and the gain on the sale of Las Vegas as a discontinued operation in the statement of operations for fiscal 2009. The following amounts have been segregated from continuing operations and included in discontinued operations:

Year Ended February 28, 2009 (52 Weeks)
(Dollars in thousands)
Revenues	$267
Costs and expenses:
Cost of goods sold	1,652
Selling, general and administrative expenses	1,936
Loss (gain) on sale of assets	48

Total costs and expenses	3,636

Loss from discontinued operations before income taxes	(3,369)
Income tax benefit	—

Net loss from discontinued operations	$(3,369)

        The assets and liabilities of the divested stores for the year ended February 28, 2009 are not significant and have not been segregated in the consolidated balance sheets.

5. Income Taxes

        The provision for income taxes was as follows:

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
Current tax expense (benefit):
Federal	$(36)	$(4,819)	$165
State	9,348	3,330	6,327

	9,312	(1,489)	6,492
Deferred tax expense (benefit):
Federal	1,959	1,849	260,592
State	(1,429)	26,398	62,173

	530	28,247	322,765

Total income tax expense	$9,842	$26,758	$329,257

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

5. Income Taxes (Continued)

        A reconciliation of the expected statutory federal tax and the total income tax benefit was as follows:

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
Expected federal statutory expense at 35%	$(190,956)	$(167,972)	$(903,974)
Nondeductible expenses	1,354	2,941	9,445
State income taxes, net	(18,139)	(24,662)	(54,921)
Increase of previously recorded liabilities	647	18,359	9,737
Recoverable AMT tax due to special 5-year NOL carryback	—	(4,790)	—
Goodwill Impairment	—	—	595,856
Valuation allowance	216,936	202,882	673,114

Total income tax expense	$9,842	$26,758	$329,257

        Net loss for fiscal 2011 included income tax expense of $9,842 and was primarily comprised of an accrual for state and local taxes, adjustments to unrecognized tax benefits and the need for an accrual of additional state taxes resulting from the receipt of a final audit determination. The Company maintains a full valuation allowance against its net deferred tax assets. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to ASC 740, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

        The fiscal 2010 income tax expense was primarily comprised of an accrual for state and local taxes net of federal tax recoveries and adjustments to unrecognized tax benefits. The income tax expense for fiscal 2009 included $673,114 related to the write-down of our remaining net federal and state deferred tax assets through an adjustment to our valuation allowance. The increase to the valuation allowance for fiscal 2009 was primarily related to the impact of the current economic conditions on fiscal 2009 operating results.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

5. Income Taxes (Continued)

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at February 26, 2011 and February 27, 2010:

	2011	2010
Deferred tax assets:
Accounts receivable	$39,021	$21,934
Accrued expenses	266,523	284,383
Liability for lease exit costs	175,547	193,073
Pension, retirement and other benefits	188,658	187,240
Long-lived assets	233,317	148,404
Other	2,166	3,842
Credits	71,526	71,070
Net operating losses	1,578,714	1,411,692

Total gross deferred tax assets	2,555,472	2,321,638
Valuation allowance	(2,199,302)	(1,984,468)

Total deferred tax assets	356,170	337,170
Deferred tax liabilities:
Inventory	356,170	337,170

Total gross deferred tax liabilities	356,170	337,170

Net deferred tax assets	$—	$—

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2011	2010	2009
Unrecognized tax benefits	$300,707	$280,394	$233,014
Increases to prior year tax positions	8,872	8,661	5,395
Increases to prior year tax positions for Brooks Eckerd Acquisition	—	—	40,670
Decreases to tax positions in prior periods	(16,940)	(306)	(2,532)
Increases to current year tax positions	821	12,669	5,189
Settlements	(2,498)	—	(811)
Lapse of statute of limitations	(4,010)	(711)	(531)

Unrecognized tax benefits balance	$286,952	$300,707	$280,394

        The amount of the above unrecognized tax benefits at February 26, 2011, February 27, 2010 and February 28, 2009 which would impact the Company's effective tax rate, if recognized, was $109,030, $116,972 and $100,995, respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007. Although the Company is indemnified by Jean Coutu Group,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

5. Income Taxes (Continued)

the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of February 26, 2011, February 27, 2010 and February 28, 2009, the Company had a corresponding recoverable indemnification asset of $158,209, $146,053 and $131,681 from Jean Coutu Group, included in the "Other Assets" line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        Over the next 12 months, the Company believes that it is reasonably possible that the unrecognized tax positions reflected in the table above could decrease by $202,151 ($62,896 of which would impact the effective tax rate) if our tax positions are sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance. The primary driver of the decrease is contingent upon the timing of the conclusion of the pre-acquisition period's audit of the consolidated U.S. income tax returns for Brooks Eckerd and will impact the effective rate by $38,816 and the overall decrease of unrecognized tax benefits by $168,477. The Company believes that it is reasonably possible that approximately $33,674 of its remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of the fiscal year as a result of concluding audits or lapse of statute of limitations.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. Prior to the adoption of ASC 740, "Income Taxes," the Company included interest as income tax expense and penalties as an operating expense. The Company recognized expense for interest and penalties in connection with tax matters of $8,937, $12,267 and $9,527 for fiscal years 2011, 2010 and 2009, respectively. As of February 26, 2011 and February 27, 2010 the total amount of accrued income tax-related interest and penalties was $67,379 and $58,443, respectively.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns have been subject to examination by the Internal Revenue Service (IRS) through fiscal 2008. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. The IRS has completed the examination of the consolidated U.S. income tax returns for Brooks Eckerd for the periods leading up to the acquisition which include fiscal years 2004 through 2007. A revenue agent report (RAR) has been received for each of the three audit cycles, with the last RAR received in the third quarter of fiscal 2011. The Company is appealing these audit results. Management believes that the Company has adequately provided for any potential adverse results. Furthermore, pursuant to the tax indemnification referenced above, Jean Coutu Group is required to reimburse the Company for any assessment that may arise. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of filing amended returns, the Company has statutes open in some states from fiscal 2004.

  Net Operating Losses and Tax Credits

        At February 26, 2011, the Company had federal net operating loss (NOL) carryforwards of approximately $3,823,542, the majority of which will expire, if not utilized, between fiscal 2019 and 2022.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

5. Income Taxes (Continued)

        At February 26, 2011, the Company had state NOL carryforwards of approximately $5,953,877, the majority of which will expire between fiscal 2020 and 2028.

        At February 26, 2011, the Company had federal business tax credit carryforwards of $58,475, the majority of which will expire between 2012 and 2020. In addition to these credits, the Company had alternative minimum tax credit carryforwards of $3,221.

  Valuation Allowances

        The valuation allowances as of February 26, 2011 and February 27, 2010 apply to the net deferred tax assets of the Company. The Company maintained a full valuation allowance of $2,199,302 and $1,984,468 against net deferred tax assets at February 26, 2011 and February 27, 2010, respectively.

6. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The allowance for uncollectible accounts at February 26, 2011 and February 27, 2010 was $25,116 and $31,549, respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

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

        The table below details receivable transfer activity for the years ended February 26, 2011, February 27, 2010 and February 28, 2009. Note that for the fifty-two period ended February 27, 2010,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

6. Accounts Receivable (Continued)

receivables securitization activity is reflected through October 26, 2009, the date of the termination of the securitization facilities.

	Year Ended
	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)	February 28, 2009 (52 Weeks)
Average amount of outstanding receivables transferred	$—	$226,521	$471,319
Total receivable transfers	$—	$2,240,000	$6,940,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$—	$2,320,000	$7,045,000

        The program fee under the First Lien Facility was LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee was 3.5% of the total facility commitment of $345,000. The program and the liquidity fees were recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2010 and 2009 were $11,980 and $24,903, respectively. There were no program and liquidity fees for fiscal 2011.

        Financing fees related to the Second Lien Facility for fiscal 2010 and 2009 were $24,882 and $1,161, respectively and were recorded as a component of selling, general, and administrative expenses.

7. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at February 26, 2011 and February 27, 2010:

	2011	2010
Land	$261,909	$267,938
Buildings	743,525	749,741
Leasehold improvements	1,577,873	1,617,713
Equipment	1,989,415	2,100,050
Construction in progress	67,947	73,901

	4,640,669	4,809,343
Accumulated depreciation	(2,601,286)	(2,516,190)

Property, plant and equipment, net	$2,039,383	$2,293,153

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $331,927, $349,282 and $383,671 in fiscal 2011, 2010 and 2009, respectively.

        Included in property, plant and equipment was the carrying amount of assets to be disposed of totaling $4,608 and $26,003 at February 26, 2011 and February 27, 2010, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

8. Goodwill and Other Intangibles Assets

        At February 28, 2009, the Company impaired all of its existing goodwill, which resulted in a non-cash charge of $1,810,223. This entry was required due to the fact that the Company's market value, as indicated by the trading price of its common stock, was less than the carrying value of its net assets as of February 28, 2009.

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of February 26, 2011 and February 27, 2010.

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$620,786	$(335,692)	10 years	$658,590	$(305,791)	11 years
Prescription files	1,217,212	(856,129)	6 years	1,204,348	(734,059)	6 years
Goodwill	—	—		—	—

Total	$1,837,998	$(1,191,821)		$1,862,938	$(1,039,850)

        Also included in other non-current liabilities as of February 26, 2011 and February 27, 2010 are unfavorable lease intangibles with a net carrying amount of $93,952 and $106,910, respectively.

        Amortization expense for these intangible assets and liabilities was $173,618, $184,956 and $202,537 for fiscal 2011, 2010 and 2009, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2012—$136,932; 2013—$111,798; 2014—$86,079; 2015—$68,715 and 2016—$56,970.

9. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at February 26, 2011 and February 27, 2010:

	2011	2010
Accrued wages, benefits and other personnel costs	$386,226	$372,434
Accrued sales and other taxes payable	98,433	97,512
Accrued store expense	200,786	171,403
Other	363,961	323,772

	$1,049,406	$965,121

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

10. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at February 26, 2011 and February 27, 2010:

	2011	2010
Secured Debt:
Senior secured revolving credit facility due September 2012	$—	$80,000
Senior secured revolving credit facility due August 2015 (or April 2014, see Credit Facility below)	28,000	—
Senior secured credit facility term loan due June 2014	1,074,613	1,085,663
Senior secured credit facility term loan due June 2014 ($342,125 and $345,625 face value less unamortized discount of $19,718 and $25,634)	322,407	319,991
Senior secured credit facility term loan due June 2015 ($650,000 face value less unamortized net discount of $15,036)	—	634,964
9.75% senior secured notes (first lien) due June 2016 ($410,000 face value less unamortized discount of $5,635 and $6,692)	404,365	403,308
8.00% senior secured notes (first lien) due August 2020	650,000	—
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $29,952 and $35,481)	440,048	434,519
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,774 and $1,978)	268,226	268,022
Other secured	5,408	2,316

	3,693,067	3,728,783
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $3,345 and $4,049)	406,655	405,951
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $8,130 and $9,431)	801,870	800,569

	1,708,525	1,706,520
Unsecured Unguaranteed Debt:
8.125% notes due May 2010	—	11,117
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	64,188	158,000
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	677,976	782,905
Lease financing obligations	140,297	152,691

Total debt	6,219,865	6,370,899
Current maturities of long-term debt and lease financing obligations	(63,045)	(51,502)

Long-term debt and lease financing obligations, less current maturities	$6,156,820	$6,319,397

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

10. Indebtedness and Credit Agreement (Continued)

  Credit Facility

        The Company has a senior secured credit facility that consists of a $1,175,000 revolving credit facility and two term loans. Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 3.25% and LIBOR plus 3.75% if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 2.25% and Citibank's base rate plus 2.75%, in each case based upon the amount of revolver availability, as defined in the senior secured credit facility. The Company is required to pay fees between 0.50% and 0.75% per annum on the daily unused amount of the revolver depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on August 19, 2015, provided that such maturity date shall instead be April 18, 2014 in the event that on or prior to April 18, 2014 the Company does not repay, refinance or otherwise extend the maturity date of its Tranche 2 Term Loan (as defined below) to a date that is at least 90 days after August 19, 2015 and, in the case of a repayment or refinancing, the Company must have at least $500,000 of availability under the revolver.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 26, 2011, the Company had $28,000 of borrowings outstanding under the revolver and had letters of credit outstanding thereunder of $142,686 which gave the Company additional borrowing capacity of $1,004,314.

        The credit facility also includes a $1,105,000 senior secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if the Company elects LIBOR borrowings, or at Citibank's base rate plus 0.75%. Mandatory prepayments are required to be made from proceeds of asset dispositions and casualty events (subject to certain limitations), a portion of excess cash flows (as defined in the senior secured credit facility) and proceeds from certain issuances of equity or debt (subject to certain exceptions). If at any time there is a shortfall in the borrowing base under the senior credit facility, prepayment of the Tranche 2 Term Loan may also be required.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

10. Indebtedness and Credit Agreement (Continued)

        The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however, other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014, for the voluntary repurchase of debt with a maturity after June 4, 2014, and the mandatory repurchase of the Company's 8.5% convertible notes due 2015 if the Company maintains availability on the revolving credit facility of at least $100,000.

        The senior secured credit facility contains covenants, which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, the Company must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 for the quarter ending February 26, 2011 and for the three subsequent quarters. This ratio increases to 1.05 to 1.00 in the last quarter of Fiscal 2012 and remains at that level for the remaining term of the facility. As of February 26, 2011, the Company was in compliance with this financial covenant.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

10. Indebtedness and Credit Agreement (Continued)

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

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of February 26, 2011, the amount of additional secured and unsecured debt that could be incurred under these indentures was $1,075,262 (which does not include the ability to enter into certain sale and leaseback transactions.) However, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

        The Company has an excess cash flow payment requirement under the senior secured credit facility. Included in these payments above is a repayment of $39.8 million of the Tranche 2 Term Loan and the Tranche 5 Term Loan, as required under the Company's senior secured credit facility. This excess cash flow will be in lieu of scheduled amortization payments for the next three fiscal years.

Other 2011 Transactions

        In August 2010, the Company issued $650,000 of 8.00% senior secured notes due August 15, 2020. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility and the 9.75% senior secured notes due 2016. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility and the 9.75% senior secured notes due 2016. The indenture that governs the 8.00% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders and holders of the 9.75% senior secured notes due 2016 in the mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

        In July 2010, the Company repurchased $93,812 of its $158,000 outstanding 8.5% convertible notes. The Company's remaining 8.5% convertible notes require that the Company maintains a listing on the NYSE or certain other exchanges. In the event of a NYSE delisting, holders of these notes could require the Company to repurchase them, which the Company has the ability to do under the terms of our senior credit facility. On July 30, 2010 the Company received a notice of non-compliance from the NYSE because the price of its common stock had fallen below the NYSE's minimum share price rule. The Company's common stock continued to trade as usual on the NYSE and on March 1, 2011, the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

10. Indebtedness and Credit Agreement (Continued)

Company received notice that it had regained compliance with the NYSE's minimum share price listing requirement. The Company is currently in compliance with all NYSE listing rules.

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

        In June 2009, the Company issued $410,000 of 9.75% senior secured notes due June 12, 2016. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility and its 8.00% senior secured notes due 2020. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility and its 8.00% senior secured notes due 2020. The indenture that governs the 9.75% notes and its 8.00% senior secured notes due 2020 contains covenant provisions that, among other things, allow the holders of the notes to participate along with the holders of the 8.00% senior secured notes due 2020 in the mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The 9.75% senior secured notes due June 2016 were issued at 98.2% of par.

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

        These transactions were financed via the issuance of a senior secured term loan (the Tranche 3 Term Loan described above) and the issuance of a $470,000 aggregate principal amount of 10.375%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

10. Indebtedness and Credit Agreement (Continued)

senior secured notes due July 2016. These notes are unsecured unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under the notes are guaranteed, subject to certain limitations, by subsidiaries that guarantee the obligations under its senior secured credit facility and the 9.75% senior secured notes. The guarantees are secured by shared second priority liens with holders of the Company's 7.5% senior secured notes due 2017 and 10.25% senior secured notes due 2019. The indenture that governs the 10.375% senior secured notes due 2016 contains covenant provisions that, among other things, include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions. The senior 10.375% secured notes due July 2016 were issued at 90.588% of par.

        In May 2008, the Company issued $158,000 of 8.5% convertible notes due May 2015. These notes are unsecured and are effectively junior to the secured debt of the Company. The notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $2.59 per share, subject to adjustments to prevent dilution, at any time. Proceeds from the issuance of these notes were used to fund the redemption of the Company's 6.125% notes due December 2008. The Company recorded a loss on debt modification of $3,347 related to the early redemption of the 6.125% notes, which included payment of a make whole premium to the noteholders and unamortized debt issue costs on the notes. The remaining 8.5% convertible notes require the Company to maintain a listing on the NYSE or certain other exchanges. In the event of a NYSE delisting, holders of these notes could require the Company to repurchase them, which the Company has the ability to do under the terms of its senior secured credit facility. On July 30, 2010, the Company received a notice of non-compliance from the NYSE because the price of our common stock has fallen below the NYSE's minimum share price rule. The Company's common stock continued to trade as usual on the NYSE and on March 1, 2011, the Company received notice that it had regained compliance with the NYSE's minimum share price listing requirement. The Company is currently in compliance with all NYSE listing rules. As of February 26, 2011, $64,188 aggregate principal amount of the notes remained outstanding.

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 7.5%, 6.8%, and 6.6% for fiscal 2011, 2010, and 2009, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2012—$45,043; 2013—$114; 2014—$194,690; 2015—$1,373,088 and $4,535,188 in 2016 and thereafter.

11. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from five to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

11. Leases (Continued)

leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $9,662, $11,027, and $11,141, was $965,665, $961,519 and $962,840 in fiscal 2011, 2010, and 2009, respectively. These amounts include contingent rentals of $23,336, $27,260 and $31,605 in fiscal 2011, 2010, and 2009, respectively.

        During fiscal 2011, the Company had no sale-leaseback transactions.

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

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at February 26, 2011 and February 27, 2010 are summarized as follows:

	2011	2010
Land	$7,528	$7,528
Buildings	148,262	152,973
Leasehold improvements	1,639	1,652
Equipment	22,515	23,120
Accumulated depreciation	(100,561)	(95,941)

	$79,383	$89,332

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

11. Leases (Continued)

        Following is a summary of lease finance obligations at February 26, 2011 and February 27, 2010:

	2011	2010
Obligations under financing leases	$128,994	$141,387
Sale-leaseback obligations	11,303	11,304
Less current obligation	(18,003)	(19,131)

Long-term lease finance obligations	$122,294	$133,560

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of February 26, 2011:

Fiscal year	Lease Financing Obligations	Operating Leases
2012	29,585	1,003,775
2013	21,707	969,258
2014	21,528	921,575
2015	21,096	867,278
2016	20,907	809,246
Later years	78,769	4,897,615

Total minimum lease payments	193,592	9,468,747

Amount representing interest	(53,295)

Present value of minimum lease payments	140,297

12. Redeemable Preferred Stock

        In March 1999 and February 1999, Rite Aid Lease Management Company, a wholly owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $19,253 for the fiscal 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to expense using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2011, 2010 and 2009. The amount of this instrument is $20,481 and $20,379 and is recorded in Other Non-Current Liabilities as of February 26, 2011 and February 27, 2010, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

13. Capital Stock

        As of February 26, 2011, the authorized capital stock of the Company consists of 1,500,000 shares of common stock and 20,000 shares of preferred stock, each having a par value of $1.00 per share. Preferred stock is issued in series, subject to terms established by the Board of Directors.

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

        The Company also has outstanding Series G and Series H preferred stock. The Series G preferred stock has a liquidation preference of $100 per share and pays quarterly dividends at 7% of liquidation preference. In the fourth quarter of 2009, at the election of the holder, substantially all of the Series G preferred stock was converted into 27,137 common shares, at a conversion rate of $5.50 per share. The remaining Series G preferred stock can be redeemed at the Company's election after January 2009. The Company has not elected to redeem the remaining Series G preferred stock as of February 26, 2011.

        The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at the Company's election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at the election of the Company. Any redemptions are at 105% of the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H shares are convertible into common stock of the Company, at the holder's option, at a conversion rate of $5.50 per share. The Company has not elected to redeem the Series H preferred stock as of February 26, 2011.

14. Stock Option and Stock Award Plans

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2011, 2010 and 2009 include $17,336, $23,794 and $31,448 of compensation costs related to the Company's stock-based compensation arrangements.

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

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

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

        In June 2010, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2010 Omnibus Equity Plan. Under the plan, 35,000 shares of Rite Aid common stock are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the 2010 Omnibus Equity Plan became effective on June 23, 2010.

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 107,640 as of February 26, 2011.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

14. Stock Option and Stock Award Plans (Continued)

Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used for options granted in fiscal 2011, 2010 and 2009:

	2011	2010	2009
Expected stock price volatility	79%	76%	50%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.92%	2.50%	2.76%
Expected option life	5.5 years	5.5 years	5.25 years

        The weighted average fair value of options granted during fiscal 2011, 2010, and 2009 was $0.71, $0.83, and $0.42, respectively. Following is a summary of stock option transactions for the fiscal years ended February 26, 2011, February 27, 2010, and February 28, 2009:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 1, 2008	64,662	4.85
Granted	14,632	0.90
Exercised	(516)	2.16
Cancelled	(8,616)	6.84

Outstanding at February 28, 2009	70,162	3.80
Granted	18,367	1.26
Exercised	(75)	0.89
Cancelled	(12,340)	4.48

Outstanding at February 27, 2010	76,114	3.08

Granted	17,443	1.07
Exercised	(244)	0.92
Cancelled	(19,015)	3.66

Outstanding at February 26, 2011	74,298	2.47	6.79	$9,843

Vested or expected to vest at February 26, 2011	65,746	2.50	6.62	$9,843

Exercisable at February 26, 2011	36,976	3.64	4.96	$2,841

        As of February 26, 2011, there was $19,174 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.46 years.

        Cash received from stock option exercises for fiscal 2011, 2010, and 2009 was $226, $66, and $1,117 respectively. There was no income tax benefit from stock options for fiscal 2011, 2010 and 2009. The

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

14. Stock Option and Stock Award Plans (Continued)

total intrinsic value of stock options exercised for fiscal 2011, 2010, and 2009 was $81, $44, and $239, respectively.

Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. Following is a summary of restricted stock transactions for the fiscal years ended February 26, 2011, February 27, 2010, and February 28, 2009:

	Shares	Weighted Average Grant Date Fair Value
Balance at March 1, 2008	9,972	5.39
Granted	2,647	0.94
Vested	(4,760)	5.19
Cancelled	(1,160)	4.86

Balance at February 28, 2009	6,699	3.87
Granted	3,289	1.28
Vested	(3,387)	4.35
Cancelled	(657)	3.03

Balance at February 27, 2010	5,944	2.26
Granted	4,574	1.07
Vested	(3,055)	3.21
Cancelled	(385)	1.65

Balance at February 26, 2011	7,078	1.12

        Compensation expense related to all restricted stock grants is being recorded over a three year vesting period of these grants. Non-employee director options granted, vest, and are subsequently exercisable in equal annual installments over a three-year period. Beginning in fiscal 2011, stock units granted to non-employee directors, vest 80% in year one, 10% in year two and 10% in year three. At February 26, 2011, there was $4,951 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.85 years.

        The total fair value of restricted stock vested during fiscal years 2011, 2010, and 2009 was $9,819, $14,726, and $24,707, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

15. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. Per those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expense recognized for the above plans was $58,035 in fiscal 2011, $59,531 in fiscal 2010 and $64,111 in fiscal 2009.

        The Chairman of the Board and a member of the Board of Directors are entitled to supplemental retirement defined contribution arrangements in accordance with their employment agreements, which vest immediately. The Company makes investments to fund these obligations. Other officers, who are not participating in the defined benefit nonqualified executive retirement plan, are included in a supplemental retirement plan, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense (income) recognized for these plans was $9,433 in fiscal 2011, $10,989 in fiscal 2010, and $(6,287) in fiscal 2009. The income recognized in fiscal 2009 is due to the impact of market conditions on the plan liabilities.

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (The "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made discretionary contributions of $13,451 in fiscal 2011, $2,681 in fiscal 2010, and $1,174 in fiscal 2009.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit plans included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2011	2010	2009	2011	2010	2009
Service cost	$2,972	$2,603	$2,819	$72	$54	$51
Interest cost	6,124	6,032	5,741	847	1,130	1,199
Expected return on plan assets	(4,819)	(2,637)	(5,305)	—	—	—
Amortization of unrecognized prior service cost	861	861	997	—	—	—
Amortization of unrecognized net loss (gain)	2,114	3,037	328	(926)	651	(422)

Net pension expense	$7,252	$9,896	$4,580	$(7)	$1,835	$828
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$279	$(4,339)	$24,694	$593	$(1,572)	$(2,130)
Prior service cost arising during period	—	—	2	—	—	—
Amortization of unrecognized prior service costs	(861)	(860)	(997)	—	—	—
Amortization of unrecognized net (loss) gain	(2,114)	(3,037)	(328)	925	(651)	422

Net amount recognized in other comprehensive loss	(2,696)	(8,236)	23,371	1,518	(2,223)	(1,708)

Net amount recognized in pension expense and other comprehensive loss	$4,556	$1,660	$27,951	$1,511	$(388)	$(880)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of February 26, 2011 and February 27, 2010:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2011	2010	2011	2010
Change in benefit obligations:
Benefit obligation at end of prior year	$103,876	$88,409	$14,878	$17,090
Service cost	2,972	2,603	72	54
Interest cost	6,124	6,032	847	1,130
Distributions	(6,353)	(5,965)	(1,568)	(1,824)
Change due to change in assumptions	7,357	12,027	426	865
Actuarial (gain) loss	1,523	770	167	(2,437)

Benefit obligation at end of year	$115,499	$103,876	$14,822	$14,878

Change in plan assets:
Fair value of plan assets at beginning of year	$73,676	$57,187	$—	$—
Employer contributions	13,451	2,681	1,568	1,824
Actual return on plan assets	14,858	21,203	—	—
Distributions (including expenses paid by the plan)	(7,790)	(7,395)	(1,568)	(1,824)

Fair value of plan assets at end of year	$94,195	$73,676	$—	$—

Funded status	$(21,304)	$(30,200)	$(14,822)	$(14,878)
Unrecognized net actuarial loss	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized net transition obligation	—	—	—	—

Net amount recognized	$(21,304)	$(30,200)	$(14,822)	$(14,878)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—	$—	$—
Accrued pension liability	(21,304)	(30,200)	(14,822)	(14,878)
Pension intangible asset	—	—	—	—
Minimum pension liability included in accumulated other comprehensive loss	—	—	—	—

Net amount recognized	$(21,304)	$(30,200)	$(14,822)	$(14,878)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial (loss) gain	$(28,029)	$(29,865)	$1,177	$2,696
Prior service cost	(1,700)	(2,562)	—	—
Net transition obligation	—	—	—	—

Amount recognized	$(29,729)	$(32,427)	$1,177	$2,696

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2011 are $1,731 and $639, respectively.

        The accumulated benefit obligation for the defined benefit pension plan was $114,845 and $103,247 as of February 26, 2011 and February 27, 2010, respectively. The accumulated benefit obligation for the nonqualified executive retirement plan was $14,731 and $14,780 as of February 26, 2011 and February 27, 2010, respectively.

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of February 26, 2011, February 27, 2010, and February 28, 2009 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	6.00%	7.00%	5.50%	6.00%	7.00%
Rate of increase in future compensation levels	5.00%	5.00%	5.00%	3.00%	3.00%	3.00%

        Weighted average assumptions used to determine net cost for the fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2011	2010	2009	2011	2010	2009
Discount rate	6.00%	7.00%	6.50%	6.00%	7.00%	6.50%
Rate of increase in future compensation levels	5.00%	5.00%	5.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.75	7.75	7.75	N/A	N/A	N/A

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75% long-term rate of return on plan assets assumption for fiscal 2011, 2010 and 2009.

        The Company's pension plan asset allocations at February 26, 2011 and February 27, 2010 by asset category were as follows:

	February 26, 2011	February 27, 2010
Equity securities	58%	60%
Fixed income securities	42%	40%

Total	100%	100%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

        The Company expects to contribute $10,919 to the Deferred Benefit Plan and $1,582 to the nonqualified executive retirement plan during fiscal 2012. Included in prepaid expenses and other current assets is a prepayment of the fiscal 2012 Deferred Benefit Plan contribution of $5,100.

        The following table sets forth by level within the fair value hierarchy a summary of the plan's investments measured at fair value on a recurring basis as of February 26, 2011 and February 27, 2010:

	Fair Value Measurements at February 26, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	—	$13,479	—	$13,479
Large Cap	—	27,743	—	27,743
Mid Cap	—	10,191	—	10,191
Small Cap	—	3,434	—	3,434
Fixed Income
Long Term Credit Bond Index	—	38,514	—	38,514
Other types of investments
Short Term Investments	—	834	—	834

Total	$—	$94,195	$—	$94,195

	Fair Value Measurements at February 27, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	—	$10,829	—	$10,829
Large Cap	—	23,163	—	23,163
Mid Cap	—	8,046	—	8,046
Small Cap	—	2,343	—	2,343
Fixed Income
Long Term Credit Bond Index	—	29,223	—	29,223
Other types of investments
Short Term Investments	—	72	—	72

Total	$—	$73,676	$—	$73,676

        The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

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

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2012	5,927	1,582
2013	6,220	1,693
2014	6,392	1,672
2015	6,673	1,613
2016	6,810	1,550
2017 - 2021	38,072	5,434

Total	$70,094	$13,544

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $19,053 in fiscal 2011, $19,328 in fiscal 2010 and $10,924 in fiscal 2009.

16. Commitments, Contingencies and Guarantees

  Legal Proceedings

        The Company is currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in Pennsylvania, New Jersey, New York, Maryland and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers, or (ii) current and former store managers and assistant store managers, respectively, working in the Company's stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre- and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for the Company as assistant store managers since December 9, 2006. Notice of the Craig action has been sent to the purported members of the collective group (approximately 6,700 current and former store managers) and approximately 1,100 have joined the Craig action. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers and assistant store managers, the Court, on April 2, 2010, conditionally certified a

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

16. Commitments, Contingencies and Guarantees (Continued)

nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 have joined the Indergit action. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. The Company is vigorously defending all of these claims.

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

        The Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While the Company's management cannot predict the outcome of these claims with certainty, the Company's management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business, consolidated results of operations or financial position.

  Guaranteed Lease Obligations

        In connection with certain business dispositions, the Company continues to guarantee lease obligations for 127 former stores. The respective purchasers assume the Company's obligations and are, therefore, primarily liable for these obligations. Assuming that each respective purchaser became insolvent, an event which the Company believes to be highly unlikely, management estimates that it could settle these obligations for amounts substantially less than the aggregate obligation of $209,051 as

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

16. Commitments, Contingencies and Guarantees (Continued)

of February 26, 2011. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through February 17, 2024.

        In the opinion of management, the ultimate disposition of these guarantees will not have a material effect on the Company's results of operations, financial position or cash flows.

17. Supplementary Cash Flow Data

	Year Ended
	February 26, 2011	February 27, 2010	February 28, 2009
Cash paid for interest (net of capitalized amounts of $509, $859 and $1,434)	$464,456	$484,873	$462,847

Cash payments for income taxes, net	$4,907	$2,987	$5,793

Equipment financed under capital leases	$4,622	$185	$8,117

Equipment received for noncash consideration	$3,476	$15,603	$23,878

Preferred stock dividends paid in additional shares	$9,346	$8,807	$18,302

Non-cash reduction in lease financing obligation	$—	$25,889	$40,221

Accrued capital expenditures	$37,557	$16,846	$16,529

Gross borrowings from revolver	$1,511,000	$2,746,574	$5,522,000

Gross repayments to revolver	$1,563,000	$3,504,574	$5,533,000

18. Related Party Transactions

        There were receivables from related parties of $81 and $84 at February 26, 2011 and February 27, 2010, respectively.

        In connection with the acquisition of Jean Coutu, USA, the Company entered into a transition services agreement with the Jean Coutu Group. Under the terms of this agreement, Jean Coutu Group provided certain information technology, network and support services to the Company. The agreement expired in September 2008. The Company recorded an expense of $894 for services provided under this agreement for the year ended February 28, 2009. As of February 26, 2011, the Jean Coutu Group owned approximately 251,975 shares (27.4% of the voting power of the Company) of common stock.

        During fiscal 2011, 2010 and 2009, the Company paid Leonard Green & Partners, L.P., fees of $314, $222 and $227, for financial advisory services, respectively. These amounts include expense reimbursements of $151, $72 and $90 for the fiscal years 2011, 2010 and 2009, respectively. Jonathan D. Sokoloff, director, is an equity owner of Leonard Green & Partners, L.P. The Company has entered

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

18. Related Party Transactions (Continued)

into a month-to-month agreement with Leonard Green & Partners, L.P., as amended whereby the Company has agreed to pay Leonard Green & Partners, L.P., a monthly fee of $12.5, paid in arrears, for its consulting services. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners, L.P.

19. Interim Financial Results (Unaudited)

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,394,336	$6,161,752	$6,202,353	$6,456,466	$25,214,907
Cost of goods sold	4,682,632	4,523,092	4,561,200	4,755,479	18,522,403
Selling, general and administrative expenses	1,622,934	1,626,704	1,578,142	1,630,053	6,457,833
Lease termination and impairment charges	13,457	26,360	17,003	154,073	210,893
Interest expense	141,619	139,716	133,742	132,504	547,581
Loss on debt modifications and retirements, net	—	44,003	—	—	44,003
(Gain) loss on sale of assets and investments, net	237	(3,973)	(7,050)	(11,438)	(22,224)

	6,460,879	6,355,902	6,283,037	6,660,671	25,760,489

Loss before income taxes	(66,543)	(194,150)	(80,684)	(204,205)	(545,582)
Income tax expense (benefit)	7,141	2,826	(1,613)	1,488	9,842

Net loss	$(73,684)	$(196,976)	$(79,071)	$(205,693)	$(555,424)

Basic loss per share(1)	$(0.09)	$(0.23)	$(0.09)	$(0.24)	$(0.64)

Diluted loss per share(1)	$(0.09)	$(0.23)	$(0.09)	$(0.24)	$(0.64)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

19. Interim Financial Results (Unaudited) (Continued)

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

        During the second quarter of 2011, the Company recorded a loss on debt modification related to the repayment of its Tranche 4 Term Loan as discussed in Note 10. During the fourth quarter of fiscal 2011, the Company recorded facilities impairment charges of $111,923 and LIFO expense of $825 as inflation was lower than at prior year end.

        During the second quarter of 2010, the Company recorded a loss on debt modification related to the repayment of its Tranche 1 Term Loan as discussed in Note 10. During the fourth quarter of fiscal 2010, the Company recorded facilities impairment charges of $58,134 and LIFO expense of $44,140 as inflation was lower than at prior year end.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

20. Financial Instruments

        The carrying amounts and fair values of financial instruments at February 26, 2011 and February 27, 2010 are listed as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,425,019	$1,386,861	$2,120,618	$1,990,963
Fixed rate indebtedness	$4,654,548	$4,544,974	$4,097,590	$3,632,738

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

21. Subsequent Events

        As of February 26, 2011, the Company had a $342,125 senior secured term loan (the "Tranche 3 Term Loan") outstanding under the Company's existing senior secured credit facility. On March 3, 2011, the Company refinanced its Tranche 3 Term Loan with a $343,000 senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018, although the maturity shall instead be December 1, 2014 in the event that the Company does not repay or refinance the outstanding 8.625% senior notes due 2015 prior to that time, or September 16, 2015, in the event that the Company does not repay or refinance the outstanding 9.375% senior notes due 2015 prior to that time. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor, and is subject to a 1% prepayment fee in the event it is refinanced within the first year after issuance with the proceeds of a substantially concurrent issuance of new loans or other indebtedness incurred for the primary purpose of repaying, refinancing or replacing the Tranche 5 Term Loan. Mandatory prepayments are required to be made from proceeds of asset dispositions and casualty events (subject to certain limitations), a portion of excess cash flows (as defined in the senior secured credit facility) and proceeds from certain issuances of equity or debt (subject to certain exceptions). If at any time there is a shortfall in the borrowing base under the senior credit facility, prepayment of the Tranche 5 Term Loan may also be required. In connection with the Tranche 3 Term Loan repayment and retirement, the Company will record a loss on debt modification of $22.4 million

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009

(In thousands, except per share amounts)

21. Subsequent Events (Continued)

during the first quarter of fiscal 2012 due to the write off of debt issue costs of $2.7 million and unamortized original issue discount of $19.7 million.

        On March 21, 2011, the Company launched a Stock Option Exchange Program ("Program") for eligible associates only. Under the Program, eligible associates had the opportunity to surrender certain stock options for a lesser number of new stock options with a strike price that was determined based on the closing market price on April 21, 2011, the day the Program concluded. The number of new options was determined by applying exchange ratios that resulted in providing new stock options with an aggregate fair value that approximates the aggregate fair value of the options they replaced. The new options vest over two years and have a five year life with an exercise price of $1.03. A total of 14.0 million options with an exercise price in excess of $1.77 were cancelled and 5.3 million new options were granted with an exercise price of $1.03. The Company expects to recognize a minimal incremental compensation expense as a result of the Program.

RITE AID CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended February 26, 2011, February 27, 2010 and February 28, 2009
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended February 26, 2011	$31,549	$14,359	$20,792	$25,116
Year ended February 27, 2010	$37,490	$21,348	$27,289	$31,549
Year ended February 28, 2009	$41,221	$31,269	$35,000	$37,490

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ JOHN T. STANDLEY John T. Standley President and Chief Executive Officer
Dated: April 26, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 26, 2011.

Signature	Title

/s/ JOHN T. STANDLEY John T. Standley	President, Chief Executive Officer and Director (principal executive officer)
/s/ MARY F. SAMMONS Mary F. Sammons	Chairman of the Board
/s/ FRANK G. VITRANO Frank G. Vitrano	Chief Financial Officer, Chief Administrative Officer and Senior Executive Vice President (principal financial officer)
/s/ DOUGLAS E. DONLEY Douglas E. Donley	Chief Accounting Officer and Senior Vice President (principal accounting officer)
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ ANDRE BELZILE Andre Belzile	Director
/s/ FRANCOIS J. COUTU Francois J. Coutu	Director

Signature	Title

/s/ MICHEL COUTU Michel Coutu	Director
/s/ JAMES L. DONALD James L. Donald	Director
/s/ DAVID R. JESSICK David R. Jessick	Director
/s/ ROBERT G. MILLER Robert G. Miller	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ PHILIP G. SATRE Philip G. Satre	Director
/s/ JONATHAN D. SOKOLOFF Jonathan D. Sokoloff	Director
/s/ MARCY SYMS Marcy Syms	Director
/s/ DENNIS WOOD Dennis Wood	Director