Form 10-Q
period 2011-05-28
RITE AID CORP
filed 2011-07-06
CIK 84129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2011
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
 Not Applicable

        Indicate by check mark whether he registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "Accelerated Filer" and "Large Accelerated Filer" in Rule 12b-2 of the Exchange Act.

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

        The registrant had 890,227,995 shares of its $1.00 par value common stock outstanding as of June 23, 2011.

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011 ("the Fiscal 2011 10-K"), which we filed with the SEC on April 26, 2011. This document is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	May 28, 2011	February 26, 2011
ASSETS
Current assets:
Cash and cash equivalents	$230,637	$91,116
Accounts receivable, net	962,475	966,457
Inventories, net of LIFO reserve of $895,013 and $875,012	3,170,491	3,158,145
Prepaid expenses and other current assets	86,923	195,647

Total current assets	4,450,526	4,411,365
Property, plant and equipment, net	1,987,948	2,039,383
Other intangibles, net	611,687	646,177
Other assets	454,008	458,925

Total assets	$7,504,169	$7,555,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$23,656	$63,045
Accounts payable	1,354,259	1,307,872
Accrued salaries, wages and other current liabilities	1,059,188	1,049,406

Total current liabilities	2,437,103	2,420,323
Long-term debt, less current maturities	6,027,616	6,034,525
Lease financing obligations, less current maturities	119,291	122,295
Other noncurrent liabilities	1,190,396	1,190,074

Total liabilities	9,774,406	9,767,217
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,641 and 1,616	164,075	161,650
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 890,221 and 890,297	890,221	890,297
Additional paid-in capital	4,282,903	4,281,623
Accumulated deficit	(7,577,885)	(7,514,796)
Accumulated other comprehensive loss	(29,552)	(30,142)

Total stockholders' deficit	(2,270,237)	(2,211,367)

Total liabilities and stockholders' deficit	$7,504,169	$7,555,850

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
Revenues	$6,390,793	$6,394,336
Costs and expenses:
Cost of goods sold	4,699,874	4,682,632
Selling, general and administrative expenses	1,586,236	1,622,934
Lease termination and impairment charges	17,090	13,457
Interest expense	130,760	141,619
Loss on debt modifications and retirements, net	22,434	—
Loss (gain) on sale of assets, net	(4,792)	237

	6,451,602	6,460,879

Loss before income taxes	(60,809)	(66,543)
Income tax expense	2,273	7,141

Net loss	$(63,082)	$(73,684)

Computation of loss attributable to common stockholders:
Net loss	$(63,082)	$(73,684)
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(2,425)	(2,285)

Loss attributable to common stockholders—basic and diluted	$(65,532)	$(75,994)

Basic and diluted loss per share	$(0.07)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
Operating activities:
Net loss	$(63,082)	$(73,684)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	117,090	127,500
Lease termination and impairment charges	17,090	13,457
LIFO charges	20,001	20,528
Loss (gain) on sale of assets, net	(4,792)	237
Stock-based compensation expense	3,571	5,485
Loss on debt modifications and retirements, net	22,434	—
Changes in operating assets and liabilities:
Accounts receivable	1,018	(57,153)
Inventories	(32,486)	42,119
Accounts payable	174,597	271,173
Other assets and liabilities, net	129,893	169,905

Net cash provided by operating activities	385,334	519,567

Investing activities:
Payments for property, plant and equipment	(48,755)	(35,212)
Intangible assets acquired	(8,072)	(5,377)
Proceeds from dispositions of assets and investments	8,423	4,030

Net cash used in investing activities	(48,404)	(36,559)

Financing activities:
Proceeds from issuance of long-term debt	341,285	—
Net payments to revolver	(28,000)	(80,000)
Principal payments on long-term debt	(385,865)	(25,804)
Change in zero balance cash accounts	(122,097)	(153,009)
Net proceeds from issuance of common stock	57	93
Deferred financing costs paid	(2,789)	—

Net cash used in financing activities	(197,409)	(258,720)

Increase (decrease) in cash and cash equivalents	139,521	224,288
Cash and cash equivalents, beginning of period	91,116	103,594

Cash and cash equivalents, end of period	$230,637	$327,882

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $116 and $173, respectively)	$95,228	$77,133

Cash payments of income taxes, net of refunds	$1,085	$1,314

Equipment financed under capital leases	$1,562	$—

Equipment received for noncash consideration	$—	$2,028

Reduction in lease financing obligation	$—	$—

Preferred stock dividends paid in additional shares	$2,425	$2,285

Gross borrowings from revolver	$438,000	$46,000

Gross repayments to revolver	$466,000	$126,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 28, 2011 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2011 10-K.

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

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
Numerator for loss per share:
Net loss	$(63,082)	$(73,684)
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(2,425)	(2,285)

Loss attributable to common stockholders, basic and diluted	$(65,532)	$(75,994)

Denominator:
Basic and diluted weighted average shares	883,915	881,732

Basic and diluted loss per share	$(0.07)	$(0.09)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Loss Per Share (Continued)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of May 28, 2011 and May 29, 2010:

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
Stock options	63,779	75,089
Restricted stock units	669	—
Convertible preferred stock	29,832	28,107
Convertible debt	24,800	61,045

	119,080	164,241

        Also excluded from the computation of diluted loss per share as of May 28, 2011 and May 29, 2010 are restricted shares of 6,263 and 5,886, respectively, which are included in shares outstanding.

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts and number of locations as follows:

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
Impairment charges	$734	$1,134
Facility and equipment lease exit charges	16,356	12,323

	$17,090	$13,457

Impairment charges:
Number of Stores	14	16
Number of Distribution Centers	—	—

	14	16

Lease exit charges:
Number of Stores	3	8
Number of Distribution Centers	—	—

	3	8

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Lease Termination and Impairment Charges (Continued)

Impairment Charges

        These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management's intention to relocate or close the location, or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

Facility and Equipment Lease Exit Charges

        Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, "Exit or Disposal Cost Obligations." The Company calculates the liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting or favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

        As part of our ongoing business activities, the Company assesses stores and distribution centers for potential closure. Decisions to close stores or distribution centers in future periods would result in charges for lease exit costs and liquidation of inventory, as well as impairment of assets at these locations. The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
Balance—beginning of period	$405,350	$412,654
Provision for present value of noncancellable lease payments of closed stores	864	5,492
Changes in assumptions about future sublease income, terminations and changes in interest rates	9,363	857
Interest accretion	6,944	6,855
Cash payments, net of sublease income	(26,078)	(27,607)

Balance—end of period	$396,443	$398,251

        The Company's revenues and income (loss) before income taxes for the thirteen week periods ended May 28, 2011 and May 29, 2010 include results from stores that have been closed or are

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Lease Termination and Impairment Charges (Continued)

approved for closure as of May 28, 2011. The revenue and income (loss) before income taxes of these stores for the periods are presented as follows:

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
Revenues	$17,216	$67,027
Operating expenses	19,312	75,818
Gain from sale of assets	(5,149)	(1,049)
Other expenses	304	1,252
Income (loss) before income taxes	2,749	(8,994)
Included in these stores' income (loss) before income taxes are:
Depreciation and amortization	137	778
Inventory liquidation charges	397	1,641

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

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Lease Termination and Impairment Charges (Continued)

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses for the thirteen week periods ended May 28, 2011 and May 29, 2010, respectively.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Losses Thirteen week period ended May 28, 2011
Long-lived assets held and used	$—	$—	$1,484	$1,484	$(734)
Long-lived assets held for sale	—	—	—	—	—

Total	$—	$—	$1,484	$1,484	$(734)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Losses Thirteen week period ended May 29, 2010
Long-lived assets held and used	$—	$—	$282	$282	$(1,134)
Long-lived assets held for sale	—	—	—	—	—

Total	$—	$—	$282	$282	$(1,134)

4. Income Taxes

        The Company recorded an income tax expense from continuing operations of $2,273 and $7,141 for the thirteen week periods ended May 28, 2011 and May 29, 2010, respectively. The income tax expense for the thirteen week period ended May 28, 2011 is primarily attributable to the accrual of state and local taxes and adjustments to unrecognized tax benefits. The income tax expense for the thirteen week period ended May 29, 2010 is primarily due to the need for an accrual of additional state taxes resulting from the receipt of a final audit determination.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007, related to the June 2007 Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of May 28, 2011 and February 26, 2011 the Company had corresponding recoverable indemnification assets of $160,289 and $158,209 from Jean Coutu Group, respectively, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

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

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

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

        The Company recognizes tax liabilities in accordance with the guidance for uncertain tax positions and management adjusts these liabilities with changes in judgment as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

        Over the next 12 months, the Company believes that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $96,500, which would impact the effective tax rate if our tax positions are sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance. The primary driver of the decrease is contingent upon the timing of the conclusion of the pre-acquisition period's audit of the consolidated U.S. income tax returns for Brooks Eckerd and will impact the effective rate by decreasing tax expense by approximately $60,200. The corresponding indemnification asset will reverse concurrently.

        The valuation allowances as of May 28, 2011 and February 26, 2011 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,220,585 and $2,199,302 against net deferred tax assets at May 28, 2011 and February 26, 2011, respectively.

5. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of May 28, 2011 and February 26, 2011.

	May 28, 2011			February 26, 2011
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$622,712	$(347,682)	10 years	$620,786	$(335,692)	10 years
Prescription files	1,222,305	(885,648)	5 years	1,217,212	(856,129)	6 years

Total	$1,845,017	$(1,233,330)		$1,837,998	$(1,191,821)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Intangible Assets (Continued)

        Also included in other non-current liabilities as of May 28, 2011 and February 26, 2011 are unfavorable lease intangibles with a net carrying amount of $91,331 and $93,952 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $41,113 and $44,440 for the thirteen week periods ended May 28, 2011 and May 29, 2010, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2012—$136,438; 2013—$111,211; 2014—$85,652; 2015—$68,419 and 2016—$57,078.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at May 28, 2011 and February 26, 2011:

	May 28, 2011	February 26, 2011
Secured Debt:
Senior secured revolving credit facility due August 2015 (or April 2014, see Credit Facility below)	$—	$28,000
Senior secured credit facility term loan due June 2014	1,044,433	1,074,613
Senior secured credit facility term loan due June 2014 ($342,125 face value less unamortized discount of $19,718)	—	322,407
Senior secured credit facility term loan due March 2018 (or December 2014 or September 2015, see Credit Facility below) ($333,367 face value less unamortized discount of $1,673)	331,694	—
9.75% senior secured notes (senior lien) due June 2016 ($410,000 face value less unamortized discount of $5,371 and $5,635)	404,629	404,365
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $28,569 and $29,952)	441,431	440,048
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,723 and $1,774)	268,277	268,226
Other secured	5,384	5,408

	3,645,848	3,693,067
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	500,000	500,000
9.375% senior notes due December 2015 ($410,000 face value less unamortized discount of $3,169 and $3,345)	406,831	406,655
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $7,805 and $8,130)	802,195	801,870

	1,709,026	1,708,525
Unsecured Unguaranteed Debt:
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	184,773	184,773
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	677,976	677,976
Lease financing obligations	137,713	140,297

Total debt	6,170,563	6,219,865
Current maturities of long-term debt and lease financing obligations	(23,656)	(63,045)

Long-term debt and lease financing obligations, less current maturities	$6,146,907	$6,156,820

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

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

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 28, 2011, the Company had no borrowings outstanding under the revolver and had letters of credit outstanding thereunder of $138,976 which gave the Company additional borrowing capacity of $1,036,024.

        The credit facility also includes a $1,105,000 senior secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if the Company elects LIBOR borrowings, or at Citibank's base rate plus 0.75%. Mandatory prepayments are required to be made from proceeds of asset dispositions and casualty events (subject to certain limitations), a portion of excess cash flows (as defined in the senior secured credit facility) and proceeds from certain issuances of equity or debt (subject to certain exceptions). If at any time there is a shortfall in the borrowing base under the senior secured credit facility, prepayment of the Tranche 2 Term Loan may also be required.

        On March 3, 2011, the Company refinanced its Tranche 3 Term Loan with a $343.0 million senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018, although the maturity shall instead be December 1, 2014 in the event that the Company does not repay or refinance its outstanding 8.625% senior notes due 2015 prior to that time, or September 16, 2015, in the event that the Company does not repay or refinance its outstanding 9.375% senior notes due 2015 prior to that time. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor, and is subject to a 1% prepayment fee in the event it is refinanced within the first year after issuance with the proceeds of a substantially concurrent issuance of new loans or other indebtedness incurred for the primary purpose of repaying, refinancing or replacing the Tranche 5 Term Loan. The Company must make mandatory prepayments of the Tranche 5 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

at any time there is a shortfall in its borrowing base under its senior secured credit facility, prepayment of the Tranche 5 Term Loan may also be required.

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

        The senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 through November 26, 2011. This ratio increases to 1.05 to 1.00 in the last quarter of Fiscal 2012 and remains at that level for the remaining term of the facility. As of May 28, 2011, the Company was in compliance with this financial covenant.

        The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

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

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of May 28, 2011, the amount of additional secured and unsecured debt that could be incurred under these indentures was $1,142,200 (which does not include the ability to enter into certain sale and leaseback transactions.) However, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

Convertible Notes

        On March 1, 2011, the Company was notified by the NYSE that, as of March 1, 2011, it regained compliance with the NYSE minimum share price listing requirement. The Company is now in compliance with all NYSE listing rules, and has actively been taking steps to maintain its listing and expects its efforts to maintain its NYSE listing will be successful. However, there can be no assurance that the Company will maintain compliance with the NYSE minimum share price rule or other

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

continued listing requirements. In the event of a delisting, all holders of its $64.2 million of outstanding 8.5% Convertible Notes due May 2015 ("Convertible Notes") would be entitled to require the Company to repurchase its Convertible Notes. The Company's senior secured credit facility permits the Company to make such a repurchase of the Convertible Notes; provided that, before and after such transaction, no default or event of default shall have occurred and be continuing under the senior secured credit facility and the Company has at least $100.0 million of availability under its revolving credit facility. The Company's ability to pay cash to holders of the Convertible Notes may be limited by its financial resources at the time of such repurchase. The Company cannot assure you that sufficient financing will be available on terms acceptable to it if necessary to make any required repurchase of the Convertible Notes.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2012 and thereafter are as follows: 2012—$5,205; 2013—$114; 2014—$193,823; 2015—$1,044,692; 2016—$977,618 and $3,859,708 in 2017 and thereafter.

7. Financial Instruments

        The carrying amounts and fair values of financial instruments at May 28, 2011 and February 26, 2011 are as follows:

	May 28, 2011		February 26, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,376,127	$1,329,312	$1,425,019	$1,386,861
Fixed rate indebtedness	$4,656,722	$4,550,824	$4,654,548	$4,544,974

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Stock Options

        On March 21, 2011, the Company launched a Stock Option Exchange Program ("Program") for eligible associates only. Under the Program, eligible associates had the opportunity to surrender certain stock options for a lesser number of new stock options with an exercise price that was determined based on the closing market price on April 21, 2011, the day the Program concluded. The number of new options was determined by applying exchange ratios that resulted in providing new stock options with an aggregate fair value that approximated the aggregate fair value of the options they replaced. The new options vest over two years and have a five year life with an exercise price of $1.03. A total of 14.0 million options with an average exercise price in excess of $1.77 were cancelled and 5.3 million new options were granted with an exercise price of $1.03. The Company recognized a minimal incremental compensation expense as a result of the Program.

        Following is a summary of stock option transactions for the quarter ended May 28, 2011:

Shares
Outstanding at February 26, 2011	74,298
Granted	5,312
Exercised	(65)
Cancelled	(15,765)

Outstanding at May 28, 2011	63,780

9. Retirement Plans

        Net periodic pension expense recorded in the thirteen week periods ended May 28, 2011 and May 29, 2010, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Service cost	$838	$809	$5	$18
Interest cost	1,518	1,516	193	211
Expected return on plan assets	(1,505)	(1,248)	—	—
Amortization of unrecognized prior service cost	157	215	—	—
Amortization of unrecognized net loss	422	507		(332)

Net pension expense	$1,430	$1,799	$198	$(103)

        During the thirteen week period ended May 28, 2011 the Company contributed $405 to the Nonqualified Executive Retirement Plans. In addition, the Company prepaid $5,100 to the Defined Benefit Pension Plan during fiscal 2011. During the remainder of fiscal 2012, the Company expects to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Retirement Plans (Continued)

contribute $1,161 to the Nonqualified Executive Retirement Plans and $5,819 to the Defined Benefit Pension Plan.

10. Commitments and Contingencies

        The Company is currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in Pennsylvania, New Jersey, New York, Maryland and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers or (ii) current and former store managers and assistant store managers, respectively, working in the Company's stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre- and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for the Company as assistant store managers since December 9, 2006. Notice of the Craig action has been sent to the purported members of the collective group (approximately 6,700 current and former store managers) and approximately 1,100 have joined the Craig action. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers and assistant store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 have joined the Indergit action. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. The Company is vigorously defending all of these claims.

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

        The Company was served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") Subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG, the United States Attorney's Office for the Central District of California and the United States Department of Justice Commercial Litigation Branch. The subpoena requests records related to any gift card or similar programs for customers who transferred prescriptions for drugs or medicines to the Company's pharmacies, and whether any customers who receive federally

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2011 and May 29, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Commitments and Contingencies (Continued)

funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. The Company is in the process of producing records in response to the subpoena and is unable to predict with certainty the timing or outcome of the investigation.

        The Company received a Subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of hazardous waste. The Company is in the process of gathering records in response to the subpoena. The Company is unable to predict with certainty the timing or outcome of the investigation.

        The Company does not believe that any of these matters will have a material adverse effect on its business or financial condition. The Company cannot give assurance, however, that an unfavorable outcome in one or more of these matters will not have a material adverse effect on its results of operations for the period in which they are resolved.

        The Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While the Company's management cannot predict the outcome of these claims with certainty, the Company's management does not believe that the outcome of any of these legal matters will have a material adverse effect on its business, consolidated results of operations or financial position.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended May 28, 2011 was $63.1 million compared to the net loss of $73.7 million for the thirteen week period ended May 29, 2010. The decrease in net loss was primarily driven by lower selling, general and administrative expenses ("SG&A") and lower interest expense, partially offset by lower gross margin and a loss on debt retirements. Revenues were substantially flat in the current quarter with growth in pharmacy same store sales, offset by store closings. The decrease in gross margin was mainly due to higher markdowns and revenue deferral both associated with our wellness+ customer loyalty program ("wellness+"). Pharmacy gross margin was flat.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
	(dollars in thousands)
Revenues	$6,390,793	$6,394,336
Revenue decline	(0.1)%	(2.1)%
Same store sales growth (decline)	0.8%	(1.0)%
Pharmacy sales growth (decline)	0.6%	(2.0)%
Same store pharmacy sales growth (decline)	1.1%	(0.9)%
Pharmacy sales as a % of total sales	68.7%	68.3%
Third party sales as a % of total pharmacy sales	96.5%	96.3%
Front-end sales decline	(1.3)%	(2.4)%
Same store front-end sales decline	—	(1.3)%
Front-end sales as a % of total sales	31.3%	31.7%
Store data:
Total stores beginning of period	4,714	4,780
New stores	—	2
Store acquisitions, net	—	—
Closed stores	(10)	(15)
Total stores end of period	4,704	4,767
Relocated stores	6	8
Remodeled stores	3	1

  Revenues

        Revenue declined 0.1% for the thirteen week period ended May 28, 2011 compared to the thirteen week period ended May 29, 2010. This revenue decline was driven primarily by a reduction in the store base partially offset by increases in same store sales. We operated 63 fewer stores than in the same period last year. Same store sales increased 0.8% during the quarter reflecting the positive impact of wellness+ and positive script count. Same store sales trends are described in the following paragraphs.

        Pharmacy same store sales increased by 1.1% in the thirteen week period ended May 28, 2011 compared to the thirteen week period ended May 29, 2010. The increase was primarily driven by a same store prescription increase of 0.4%, partially offset by an approximate 1.5% negative impact from new generic introductions.

        Front-end same store sales were flat in the thirteen week period ended May 28, 2011 compared to the thirteen week period ended May 29, 2010.

        We include in same store sales all stores that have been open or owned at least one year. Relocated stores are not included in the same store sales for one year. Stores in liquidation are considered closed.

  Costs and Expenses

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
	(dollars in thousands)
Cost of goods sold	$4,699,874	$4,682,632
Gross profit	1,690,919	1,711,704
Gross margin	26.5%	26.8%
Selling, general and administrative expenses	1,586,236	1,622,934
Selling, general and administrative expenses as a percentage of revenues	24.8%	25.4%
Lease termination and impairment charges	17,090	13,457
Interest expense	130,760	141,619

  Cost of Goods Sold

        Gross margin was 26.5% of sales for the thirteen week period ended May 28, 2011 compared to 26.8% of sales for the thirteen week period ended May 29, 2010 due to lower front-end gross margin and flat pharmacy gross margin. The decrease in front end gross margin was due primarily to higher markdowns and revenue deferrals both associated with our wellness+ customer loyalty program. wellness+ continues to be one of our significant sales initiative programs. Enrolled wellness+ members, who tend to buy more and shop more often, reached nearly 40 million as of May 28, 2011, significantly exceeding our initial expectations. Pharmacy gross margin was overall flat with generic purchasing savings offset by continued reimbursement rate pressures.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO charges were $20.0 million for the thirteen week period ended May 28, 2011 compared to LIFO charges of $20.5 million for the thirteen week period ended May 29, 2010.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 24.8% in the thirteen week period ended May 28, 2011 compared to 25.4% in the thirteen week period ended May 29, 2010. The decrease in SG&A as a percentage of revenues was due primarily to decreases in salaries and benefit costs due to better labor control, continued store and corporate administrative cost reductions resulting from various initiatives, and lower depreciation and amortization.

  Lease termination and Impairment Charges

        Lease termination and impairment charges consist of amounts and number of locations as follows:

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
Impairment charges	$734	$1,134
Facility and equipment lease exit charges	16,356	12,323

	$17,090	$13,457

Impairment charges:
Number of Stores	14	16
Number of Distribution Centers	—	—

	14	16

Lease exit charges:
Number of Stores	3	8
Number of Distribution Centers	—	—

	3	8

  Impairment Charges:

        These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management's intention to relocate or close the location, or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

        Facility and Equipment Lease Exit Charges:    Charges to close a store, which principally consist of lease termination costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, "Exit or Disposal Cost Obligations." We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. As part of our ongoing business activities, we assess stores and distribution centers for potential closure. Decisions to close stores or distribution centers in future periods would result in charges for lease exit costs and liquidation of inventory, as well as impairment of assets at these locations.

  Interest Expense

        Interest expense was $130.8 million for the thirteen week period ended May 28, 2011, compared to $141.6 million for the thirteen week period ended May 29, 2010. The decrease in interest expense for the thirteen week period ended May 28, 2011 was primarily due to the refinancing of our senior secured notes, our Tranche 3 Term Loan, the repurchase of a portion of our convertible notes last fiscal year, and lower borrowings on our senior secured revolving credit facility this year. The weighted average interest rates on our indebtedness for the thirteen week periods ended May 28, 2011 and May 29, 2010 were 7.4% and 7.6%, respectively.

  Income Taxes

        We recorded an income tax expense of $2.3 million and $7.1 million for the thirteen week periods ended May 28, 2011 and May 29, 2010, respectively. The income tax expense for the thirteen week period ended May 28, 2011 is primarily attributable to the accrual of state and local taxes and adjustments to unrecognized tax benefits. The income tax expense for the thirteen week period ended May 29, 2010 is primarily due to the need for an accrual of additional state taxes resulting from the receipt of a final audit determination.

        The IRS has completed the examination of the consolidated U.S. income tax returns for Brooks Eckerd for the pre-acquisition fiscal years 2004 through 2007. The revenue agent reports (RAR) for these periods have been received and we are appealing these audit results. We believe we have adequately provided for any potential adverse results. Furthermore, we are indemnified by Jean Coutu Group who will reimburse us for any assessment that may arise.

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

        Over the next 12 months, we believe that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $96.5 million, which would impact the effective tax rate if our tax positions are sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance. The primary driver of the decrease is contingent upon the timing of the conclusion of the pre-acquisition period's audit of the consolidated U.S. income tax returns for Brooks Eckerd and will impact the effective rate by decreasing tax expense by approximately $60.2 million. The corresponding indemnification asset will reverse concurrently.

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

Liquidity and Capital Resources

  General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities and (iii) borrowings under the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of May 28, 2011 was $1.158 billion, which consisted of revolver borrowing capacity of $1.036 billion and invested cash of $121.6 million.

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

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 28, 2011, we had no borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $139.0 million, which resulted in additional borrowing capacity of $1.036 billion.

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

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 through November 26, 2011. This ratio increases to 1.05 to 1.00 in the last quarter of Fiscal 2012 and remains at that level for the remaining term of the facility. As of May 28, 2011, we were in compliance with this financial covenant.

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

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of May 28, 2011, the amount of additional secured debt that could be incurred under these indentures was approximately $1.1 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we could not incur any additional secured debt as of February 27, 2010 assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash provided by operating activities was $385.3 million in the thirteen week period ended May 28, 2011. Operating cash flow was positively impacted by an increase in accounts payable due to the timing of purchases as well as rent, pension funding and interest payments.

        Cash used in investing activities in the thirteen week period ended May 28, 2011 was $48.4 million. Cash used for the purchase of property, plant, equipment and prescription files as well as proceeds from the sale of assets were higher compared to the prior year.

        Cash used in financing activities was $197.4 million for the thirteen week period ended May 28, 2011 due to the reduction of borrowings on our revolving credit facility and zero balance cash accounts. Additionally, included in financing activities is the refinancing of our $343.0 million Tranche 3 Term Loan with proceeds from our $343.0 million Tranche 5 Term Loan.

  Capital Expenditures

        During the thirteen week period ended May 28, 2011, we spent $56.8 million on capital expenditures, consisting of $11.4 million related to new store construction, store relocation and store remodel projects, $37.3 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $8.1 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $300.0 million during fiscal 2012, consisting of approximately 52.0% related to store relocations and remodels and new store construction, 23.0% related to infrastructure and maintenance requirements and 25.0% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations, together with available borrowings under the senior secured credit facility and other sources of liquidity, will be adequate to meet our requirements for working capital, debt service and capital expenditures for at least the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect the restriction on our credit facility, that could result if we fail to meet the fixed charge covenant in our senior secured credit facility, to have any impact on our business in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock or may seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our fiscal 2011 10-K.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our fiscal 2011 10-K.

Adjusted EBITDA

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense and securitization costs, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, stock-based compensation expense, debt modifications and retirements, sale of assets and investments, revenue deferrals related to customer loyalty programs and other items. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance. In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of adjusted EBITDA to our net loss for the thirteen week periods ended May 28, 2011 and May 29, 2010:

	Thirteen Week Period Ended
	May 28, 2011	May 29, 2010
	(dollars in thousands)
Net loss	$(63,082)	$(73,684)
Interest expense	130,760	141,619
Income tax expense	2,273	7,141
Depreciation and amortization expense	117,090	127,500
LIFO charges	20,001	20,528
Lease termination and impairment charges	17,090	13,457
Stock-based compensation expense	3,571	5,485
Loss (gain) on sale of assets, net	(4,792)	237
Loss on debt modifications and retirements, net	22,434	—
Closed facility liquidation expense	2,647	2,422
Severance costs	(49)	10
Customer loyalty card programs revenue deferral	21,866	5,037
Other	(6,955)	38

Adjusted EBITDA	$262,854	$249,790

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 28, 2011.

Fiscal Year	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at 05/28/2011
	(dollars in thousands)
Long-term debt, including current portion
Fixed Rate	$5,205	$114	$190,852	$—	$974,188	$3,533,000	$4,703,359	$4,597,748
Average Interest Rate	1.16%	7.00%	6.95%	0.00%	8.93%	8.90%	8.82%
Variable Rate	$—	$—	$2,971	$1,044,692	$3,430	$326,708	$1,377,801	$1,330,967
Average Interest Rate	0.00%	0.00%	1.96%	1.97%	4.50%	4.50%	2.57%
Totals	$5,205	$114	$193,823	$1,044,692	$977,618	$3,859,708	$6,081,160	$5,928,716

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility and our Tranche 2 Term loans and Tranche 5 Term loans, are all based on LIBOR. However, the interest rate on our Tranche 5 Term loans has a LIBOR floor of 125 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of May 28, 2011, our annual interest expense would change by approximately $10.4 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        See Item 3 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 relating to material pending legal proceedings. In addition, the Company received a subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of hazardous waste. The Company is in the process of gathering records in response to the subpoena. The Company is unable to predict with certainty the timing or outcome of the investigation.

ITEM 1A.    Risk Factors

        In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K", for the year ended February 26, 2011, which could materially affect our business, financial condition or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Removed and Reserved

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.1 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.7	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 21, 2007, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.9
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.10
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.11	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.12	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.14
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 6, 2007
4.15
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008
4.16
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 6, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.17	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.18	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.19
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.20
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.21
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.22
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019.	Exhibit 4.1 to Form 8-K, filed on October 29, 2009

Exhibit Numbers	Description	Incorporation By Reference To
4.23	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
10.1
	Refinancing Amendment No. 4, dated as of March 3, 2011, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009 (as amended, supplemented or otherwise modified from time to time), among Rite Aid Corporation, the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on March 3, 2011
11	Statement regarding computation of earnings per share. (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at May 28, 2011 and February 26, 2011, (ii) Condensed Consolidated Statements of Operations for the thirteen week periods ended May 28, 2011 and May 29, 2010, (iii) Condensed Consolidated Statements of Cash Flow for the thirteen week periods ended May 28, 2011 and May 29, 2010, and (iv) Notes to Condensed Consolidated Financial Statements tagged as block text.*

*
Furnished, not filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 6, 2011	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: July 6, 2011	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer