Form 10-Q
period 2011-08-27
RITE AID CORP
filed 2011-10-05
CIK 84129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2011
OR
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

        The registrant had 898,743,304 shares of its $1.00 par value common stock outstanding as of September 22, 2011.

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

  •
  our ability to maintain the listing of our common stock on the New York Stock Exchange (the "NYSE"), and the resulting impact on our indebtedness, results of operations and financial condition; and

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the "SEC").

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011 (the "Fiscal 2011 10-K"), which we filed with the SEC on April 26, 2011 and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 28, 2011 (the "First Quarter 2012 10-Q"), which we filed on July 6, 2011. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 27, 2011	February 26, 2011
ASSETS
Current assets:
Cash and cash equivalents	$78,363	$91,116
Accounts receivable, net	949,131	966,457
Inventories, net of LIFO reserve of $915,014 and $875,012	3,290,170	3,158,145
Prepaid expenses and other current assets	114,219	195,647

Total current assets	4,431,883	4,411,365
Property, plant and equipment, net	1,960,157	2,039,383
Other intangibles, net	584,914	646,177
Other assets	439,452	458,925

Total assets	$7,416,406	$7,555,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$22,987	$63,045
Accounts payable	1,335,408	1,307,872
Accrued salaries, wages and other current liabilities	1,066,158	1,049,406

Total current liabilities	2,424,553	2,420,323
Long-term debt, less current maturities	6,052,353	6,034,525
Lease financing obligations, less current maturities	116,489	122,295
Other noncurrent liabilities	1,181,405	1,190,074

Total liabilities	9,774,800	9,767,217
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,665 and 1,616	166,536	161,650
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 898,740 and 890,297	898,740	890,297
Additional paid-in capital	4,275,429	4,281,623
Accumulated deficit	(7,670,139)	(7,514,796)
Accumulated other comprehensive loss	(28,961)	(30,142)

Total stockholders' deficit	(2,358,394)	(2,211,367)

Total liabilities and stockholders' deficit	$7,416,406	$7,555,850

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 27, 2011	August 28, 2010
Revenues	$6,271,091	$6,161,752
Costs and expenses:
Cost of goods sold	4,622,130	4,523,092
Selling, general and administrative expenses	1,603,752	1,626,704
Lease termination and impairment charges	15,118	26,360
Interest expense	130,829	139,716
(Gain) loss on debt modifications and retirements, net	(4,924)	44,003
Gain on sale of assets, net	(848)	(3,973)

	6,366,057	6,355,902

Loss before income taxes	(94,966)	(194,150)
Income tax (benefit) expense	(2,712)	2,826

Net loss	$(92,254)	$(196,976)

Computation of loss attributable to common stockholders:
Net loss	$(92,254)	$(196,976)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(2,461)	(2,318)

Loss attributable to common stockholders—basic and diluted	$(94,741)	$(199,320)

Basic and diluted loss per share	$(0.11)	$(0.23)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010
Revenues	$12,661,884	$12,556,088
Costs and expenses:
Cost of goods sold	9,322,004	9,205,724
Selling, general and administrative expenses	3,189,988	3,249,638
Lease termination and impairment charges	32,208	39,817
Interest expense	261,589	281,335
Loss on debt modifications and retirements, net	17,510	44,003
Gain on sale of assets, net	(5,640)	(3,736)

	12,817,659	12,816,781

Loss before income taxes	(155,775)	(260,693)
Income tax (benefit) expense	(439)	9,967

Net loss	$(155,336)	$(270,660)

Computation of loss attributable to common stockholders:
Net loss	$(155,336)	$(270,660)
Accretion of redeemable preferred stock	(51)	(51)
Cumulative preferred stock dividends	(4,886)	(4,603)

Loss attributable to common stockholders—basic and diluted	$(160,273)	$(275,314)

Basic and diluted loss per share	$(0.18)	$(0.31)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010
Operating activities:
Net loss	$(155,336)	$(270,660)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	225,802	254,013
Lease termination and impairment charges	32,208	39,817
LIFO charges	40,002	41,056
Gain on sale of assets, net	(5,640)	(3,736)
Stock-based compensation expense	7,523	9,735
Loss on debt modifications and retirements, net	17,510	44,003
Changes in operating assets and liabilities:
Accounts receivable	13,554	8,663
Inventories	(172,290)	(60,166)
Accounts payable	151,125	311,378
Other assets and liabilities, net	99,601	139,706

Net cash provided by operating activities	254,059	513,809

Investing activities:
Payments for property, plant and equipment	(90,286)	(72,519)
Intangible assets acquired	(16,447)	(10,222)
Proceeds from dispositions of assets and investments	9,363	8,921

Net cash used in investing activities	(97,370)	(73,820)

Financing activities:
Proceeds from issuance of long-term debt	341,285	650,000
Net proceeds from (repayments to) revolver	45,000	(80,000)
Principal payments on long-term debt	(435,161)	(769,089)
Change in zero balance cash accounts	(118,281)	(158,482)
Net proceeds from issuance of common stock	504	94
Financing fees paid for early debt retirement	—	(19,666)
Deferred financing costs paid	(2,789)	(34,028)

Net cash used in financing activities	(169,442)	(411,171)

(Decrease) increase in cash and cash equivalents	(12,753)	28,818
Cash and cash equivalents, beginning of period	91,116	103,594

Cash and cash equivalents, end of period	$78,363	$132,412

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $212 and $303, respectively)	$245,635	$218,106

Cash payments of income taxes, net of refunds	$2,108	$7,295

Equipment financed under capital leases	$2,381	$2,064

Equipment received for noncash consideration	$1,734	$2,206

Reduction in lease financing obligation	$—	$—

Preferred stock dividends paid in additional shares	$4,886	$4,603

Gross borrowings from revolver	$693,000	$61,000

Gross repayments to revolver	$648,000	$141,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 27, 2011 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2011 10-K.

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Numerator for loss per share:
Net loss	$(92,254)	$(196,976)	$(155,336)	$(270,660)
Accretion of redeemable preferred stock	(26)	(26)	(51)	(51)
Cumulative preferred stock dividends	(2,461)	(2,318)	(4,886)	(4,603)

Loss attributable to common stockholders, basic and diluted	$(94,741)	$(199,320)	$(160,273)	$(275,314)

Denominator:
Basic and diluted weighted average shares	885,621	882,758	884,768	882,245
Basic and diluted loss per share	$(0.11)	$(0.23)	$(0.18)	$(0.31)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

2. Loss Per Share (Continued)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of August 27, 2011 and August 28, 2010:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Stock options	77,713	88,297	77,713	88,297
Convertible preferred stock	30,279	28,529	30,279	28,529
Convertible debt	24,800	24,800	24,800	24,800

	132,792	141,626	132,792	141,626

        Also excluded from the computation of diluted loss per share as of August 27, 2011 and August 28, 2010 are restricted shares and restricted stock units of 12,407 and 8,191, respectively, which are included in shares outstanding.

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts and number of locations as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Impairment charges	$657	$1,312	$1,391	$2,446
Facility and equipment lease exit charges	14,461	25,048	30,817	37,371

	$15,118	$26,360	$32,208	$39,817

Impairment charges
Number of Stores	13	7	27	23
Number of Distribution Centers	—	—	—	—

	13	7	27	23

Lease exit charges
Number of Stores	8	12	11	20
Number of Distribution Centers	—	—	—	—

	8	12	11	20

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Balance—beginning of period	$396,443	$398,251	$405,350	$412,654
Provision for present value of noncancellable lease payments of closed stores	2,306	11,139	3,170	16,631
Changes in assumptions about future sublease income, terminations and changes in interest rates	5,859	7,509	15,222	8,366
Interest accretion	6,627	6,480	13,571	13,335
Cash payments, net of sublease income	(21,074)	(28,281)	(47,152)	(55,888)

Balance—end of period	$390,161	$395,098	$390,161	$395,098

        The Company's revenues and loss before income taxes for the thirteen and twenty-six week periods ended August 27, 2011 and August 28, 2010 include results from stores that have been closed or are

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3. Lease Termination and Impairment Charges (Continued)

approved for closure as of August 27, 2011. The revenue, operating expenses, and loss before income taxes of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Revenues	$21,213	$60,921	$49,294	$139,305
Operating expenses	23,274	68,668	54,531	156,960
(Gain) loss from sale of assets	(530)	(3,432)	(5,791)	(4,508)
Other expenses	216	410	(275)	1,728
Loss before income taxes	(1,747)	(4,725)	829	(14,875)
Included in these stores' loss before income taxes are:
Depreciation and amortization	193	768	465	1,736
Inventory liquidation charges	90	588	486	2,189

        The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues and operating expenses.

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

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3. Lease Termination and Impairment Charges (Continued)

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses for the thirteen and twenty-six week periods ended August 27, 2011 and August 28, 2010, respectively.

					Total Losses
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Thirteen Week Period Ended August 27, 2011	Twenty-Six Week Period Ended August 27, 2011
Long-lived assets held and used	$—	$—	$—	$—	$208	$942
Long-lived assets held for sale	—	$1,124	—	$1,124	$449	$449

Total	$—	$1,124	$—	$1,124	$657	$1,391

					Total Losses
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Thirteen Week Period Ended August 28, 2010	Twenty-Six Week Period Ended August 28, 2010
Long-lived assets held and used	$—	$—	$291	$291	$1,312	$2,446
Long-lived assets held for sale	—	—	—	—	—	—

Total	$—	$—	$291	$291	$1,312	$2,446

4. Income Taxes

        The Company recorded an income tax benefit of $2,712 and an income tax expense of $2,826 for the thirteen week periods and an income tax benefit of $439 and an income tax expense of $9,967 for the twenty-six week periods ended August 27, 2011 and August 28, 2010, respectively. The income tax benefit for the thirteen and twenty-six week periods ended August 27, 2011 is primarily attributable to a net benefit of $5,687 for discrete items related to the recognition of previously unrecognized tax benefits offset by an accrual of state and local taxes and adjustments to unrecognized tax benefits. The income tax expense for the thirteen and twenty-six week periods ended August 28, 2010 is primarily due to the need for an accrual of additional state taxes resulting from the receipt of a final audit determination and adjustments to unrecognized tax benefits.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including the acquisition date of June 4, 2007, related to the Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4. Income Taxes (Continued)

acquisition. Accordingly, as of August 27, 2011 and February 26, 2011, the Company had a corresponding recoverable indemnification asset of $162,542 and $158,209 from Jean Coutu Group, respectively, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

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

        Over the next 12 months, the Company believes that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $97,739, which would impact the effective tax rate if our tax positions are sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance. The primary driver of the decrease is contingent upon the timing of the conclusion of the pre-acquisition period's audit of the consolidated U.S. income tax returns for Brooks Eckerd and will impact the effective rate by decreasing tax expense by approximately $60,698. The corresponding indemnification asset will reverse concurrently.

        The valuation allowances as of August 27, 2011 and February 26, 2011 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,254,593 and $2,199,302 against net deferred tax assets at August 27, 2011 and February 26, 2011, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

5. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as August 27, 2011 and February 26, 2011.

	August 27, 2011			February 26, 2011
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$623,173	$(358,571)	10 years	$620,786	$(335,692)	10 years
Prescription files	1,228,625	(908,313)	5 years	1,217,212	(856,129)	6 years

Total	$1,851,798	$(1,266,884)		$1,837,998	$(1,191,821)

        Also included in other non-current liabilities as of August 27, 2011 and February 26, 2011 are unfavorable lease intangibles with a net carrying amount of $87,728 and $93,952 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $34,121 and $75,234 for the thirteen and twenty-six week periods ended August 27, 2011, respectively. Amortization expense for these intangible assets and liabilities was $43,561 and $88,001 for the thirteen and twenty-six week periods ended August 28, 2010, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2012—$137,483; 2013—$112,876; 2014—$87,410; 2015—$70,242 and 2016—$58,908.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at August 27, 2011 and February 26, 2011:

	August 27, 2011	February 26, 2011
Secured Debt:
Senior secured revolving credit facility due August 2015 (or April 2014, see Credit Facility below)	$73,000	$28,000
Senior secured credit facility term loan due June 2014	1,044,433	1,074,613
Senior secured credit facility term loan due June 2014 ($342,125 face value less unamortized discount of $19,718)	—	322,407
Senior secured credit facility term loan due March 2018 (or December 2014 or September 2015, see Credit Facility below) ($333,367 face value less unamortized discount of $1,611)	331,756	—
9.75% senior secured notes (senior lien) due June 2016 ($410,000 face value less unamortized discount of $5,107 and $5,635)	404,893	404,365
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $27,187 and $29,952)	442,813	440,048
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,671 and $1,774)	268,329	268,226
Other secured	5,357	5,408

	3,720,581	3,693,067
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	459,000	500,000
9.375% senior notes due December 2015 ($405,000 and $410,000 face value less unamortized discount of $2,993 and $3,345)	402,007	406,655
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $7,480 and $8,130)	802,520	801,870

	1,663,527	1,708,525
Unsecured Unguaranteed Debt:
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	180,277	184,773
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	673,480	677,976
Lease financing obligations	134,241	140,297

Total debt	6,191,829	6,219,865
Current maturities of long-term debt and lease financing obligations	(22,987)	(63,045)

Long-term debt and lease financing obligations, less current maturities	$6,168,842	$6,156,820

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

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

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 27, 2011, the Company had $73,000 of borrowings outstanding under the revolver and had letters of credit outstanding thereunder of $138,916 which gave the Company additional borrowing capacity of $963,084.

        The credit facility also includes a $1,044,433 senior secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if the Company elects LIBOR borrowings, or at Citibank's base rate plus 0.75%. Mandatory prepayments are required to be made from proceeds of asset dispositions and casualty events (subject to certain limitations), a portion of excess cash flows (as defined in the senior secured credit facility) and proceeds from certain issuances of equity or debt (subject to certain exceptions). If at any time there is a shortfall in the borrowing base under the senior secured credit facility, prepayment of the Tranche 2 Term Loan may also be required.

        On March 3, 2011, the Company refinanced its Tranche 3 Term Loan with a $331,756 senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018, although the maturity will instead be December 1, 2014 in the event that the Company does not repay or refinance its outstanding 8.625% senior notes due 2015 prior to that time, or September 16, 2015, in the event that the Company does not repay or refinance its outstanding 9.375% senior notes due 2015 prior to that time. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor, and is subject to a 1% prepayment fee in the event it is refinanced within the first year after issuance with the proceeds of a substantially concurrent issuance of new loans or other indebtedness incurred for the primary purpose of repaying, refinancing or replacing the Tranche 5 Term Loan. The Company must make mandatory prepayments of the Tranche 5 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6. Indebtedness and Credit Agreements (Continued)

time there is a shortfall in its borrowing base under its senior secured credit facility, prepayment of the Tranche 5 Term Loan may also be required.

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

        The senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 through November 26, 2011. This ratio increases to 1.05 to 1.00 in the last quarter of Fiscal 2012 and remains at that level for the remaining term of the facility. As of August 27, 2011, the Company was in compliance with this financial covenant.

        The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

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

        Substantially all of Rite Aid Corporation's wholly-owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility; the 9.75% senior secured notes due 2016 and the 8.00% senior secured notes due 2020 are secured by a senior lien on, among other things, accounts receivable, inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The Company's 10.375% senior secured notes due 2016, the 7.5% senior secured notes due 2017 and the 10.25% senior secured notes due 2019 are secured on a second priority basis by the same collateral that secures the senior secured credit facility, the 9.75% senior secured notes due 2016 and the 8.00% senior secured notes due 2020. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are guaranteed by substantially all of the Company's wholly-owned subsidiaries on an unsecured basis.

        The subsidiary guarantees related to the Company's senior secured credit facility and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. Also, the Company has no independent assets or operations, and subsidiaries not guaranteeing the credit facility and applicable notes are minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented.

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of August 27, 2011, the amount of additional secured and unsecured debt that could be incurred under these indentures was $1,069,200 (which does not include the ability to enter into certain sale and leaseback transactions.) However, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

Other Indebtedness

Convertible Notes

        On March 1, 2011, the Company was notified by the NYSE that, as of March 1, 2011, it had regained compliance with the NYSE minimum share price listing requirement. The Company is now in compliance with all NYSE listing rules, and has actively been taking steps to maintain its listing and expects its efforts to maintain its NYSE listing will be successful. However, there can be no assurance that the Company will maintain compliance with the NYSE minimum share price rule or other continued listing requirements. In the event of a delisting, all holders of its $64,188 of outstanding

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6. Indebtedness and Credit Agreements (Continued)

8.5% Convertible Notes due May 2015 ("Convertible Notes") would be entitled to require the Company to repurchase its Convertible Notes. The Company's senior secured credit facility permits the Company to make such a repurchase of the Convertible Notes; provided that, before and after such transaction, no default or event of default shall have occurred and be continuing under the senior secured credit facility and the Company has at least $100.0 million of availability under its revolving credit facility. The Company's ability to pay cash to holders of the Convertible Notes may be limited by its financial resources at the time of such repurchase. The Company cannot assure you that sufficient financing will be available on terms acceptable to it if necessary to make any required repurchase of the Convertible Notes.

Optional Debt Repurchases

        During August 2011, the Company repurchased $41,000 of its 8.625% senior notes due March 2015, $5,000 of its 9.375% senior notes due December 2015 and $4,496 of its 6.875% senior debentures due August 2013. These repurchases resulted in a gain for the period of $4,924.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2012 and thereafter are as follows: 2012—$5,179; 2013—$114; 2014—$189,326; 2015—$1,044,692; 2016—$1,004,618 and $3,859,708 thereafter.

Refinancing

        In August 2010, the Company repaid all borrowings outstanding under its revolving credit facility due September 2012 and cancelled all of its commitments thereunder and replaced such facility with a new $1,175,000 revolving credit facility (the "New Revolver") due 2015 (or such earlier date as noted below). The Company also repaid and retired all borrowings and accrued interest due under its $647,726 Tranche 4 Term Loan due June 2015. The Company financed these repayments with the net proceeds from an issuance of $650,000 of new 8.00% Senior Secured Notes due August 2020 (the "New Notes"; the New Revolver and the New Notes are hereinafter collectively referred to as the "Refinancing"), together with cash on hand. The prepayment of the Tranche 4 Term Loan occurred prior to the second anniversary of the borrowing thereof and therefore a 3.0% penalty of the principal amount outstanding was paid totaling $19,432, which was included in loss on debt modifications for the thirteen week period ended August 28, 2010. The loss on debt modifications and retirements for the thirteen week period ended August 28, 2010 also included the write-off of debt issue costs of $13,142 and net unamortized original issuance discounts of $11,429. Additionally, the Company incurred fees and expenses of $34,028 to consummate the Refinancing, which are being deferred and amortized over the terms of the related debt instruments.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Financial Instruments

        The carrying amounts and fair values of financial instruments at August 27, 2011 and February 26, 2011 are as follows:

	August 27, 2011		February 26, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,449,189	$1,300,647	$1,425,020	$1,386,861
Fixed rate indebtedness	$4,608,399	$4,209,493	$4,654,548	$4,544,974

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

8. Stock Options and Stock Awards

        The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended August 27, 2011 and August 28, 2010 include $7,523 and $9,735, respectively, of compensation costs related to the company's stock-based compensation arrangements.

        The total number and type of grants and the related weighted average fair value for the thirteen week periods ended August 27, 2011 and August 28, 2010 are as follows:

	August 27, 2011		August 28, 2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	17,714	$0.82	17,384	$0.71
Stock awards granted	8,526	$1.23	4,574	$1.07

Total awards	26,240		21,958

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

8. Stock Options and Stock Awards (Continued)

        Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. During fiscal 2012, certain employee stock options and awards were issued that vest 50% in year 3 and 50% in year four. Non-employee director options granted vest, and are subsequently exercisable in equal annual installments over a three-year period. Stock awards granted vest in equal annual installments over a three-year period. Beginning in fiscal 2011, stock awards granted to non-employee directors vest 80% in year one, 10% in year two and 10% in year three.

        The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010
Expected stock price volatility	79%	79%
Expected dividend yield	0%	0%
Risk-free interest rate	1.5%	1.9%
Expected option life	5.5 years	5.5 years

        As of August 27, 2011, there was $25,213 of total unrecognized pre-tax compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.86 years. As of August 27, 2011, there was $12,347 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.84 years.

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

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

9. Retirement Plans

        Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 27, 2011 and August 28, 2010, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Service cost	$838	$809	$5	$18	$1,676	$1,618	$10	$36
Interest cost	1,518	1,516	192	212	3,036	3,032	385	423
Expected return on plan assets	(1,505)	(1,248)	—	—	(3,010)	(2,496)	—	—
Amortization of unrecognized prior service cost	157	215	—	—	314	430	—	—
Amortization of unrecognized net loss (gain)	422	507	—	(332)	844	1,014	—	(664)

Net pension expense (income)	$1,430	$1,799	$197	$(102)	$2,860	$3,598	$395	$(205)

        During the thirteen and twenty-six week periods ended August 27, 2011 the Company contributed $378 and $784, respectively, to the Nonqualified Executive Retirement Plans. In addition, the Company prepaid $5,100 to the Defined Benefit Pension Plan during fiscal 2011. During the remainder of fiscal 2012, the Company expects to contribute $784 to the Nonqualified Executive Retirement Plans and $5,819 to the Defined Benefit Pension Plan.

10. Commitments and Contingencies

        While the Company cannot predict with certainty the timing or outcome of the legal matters described below, the Company does not believe that any of these matters will have a material adverse effect on its business or financial condition. The Company cannot give assurance, however, that an unfavorable outcome in one or more of these matters will not have a material adverse effect on its results of operations for the period in which they are resolved.

        The Company is currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in several states, including Pennsylvania, New Jersey, New York, Maryland, Massachusetts, Maine, Washington and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers or (ii) current and former store managers and assistant store managers, respectively, working in the Company's stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

10. Commitments and Contingencies (Continued)

combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre-and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for the Company as assistant store managers since December 9, 2006. Notice of the Craig action has been sent to the purported members of the collective group (approximately 6,700 current and former assistant store managers) and approximately 1,100 have joined the Craig action. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers and assistant store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 have joined the Indergit action. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. The Company is vigorously defending all of these claims.

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

        The Company was served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG, the United States Attorney's Office for the Central District of California and the United States Department of Justice Commercial Litigation Branch. The subpoena requests records related to any gift card or similar programs for customers who transferred prescriptions for drugs or medicines to the Company's pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. The Company is in the process of completing its production of records in response to the subpoena and is unable to predict with certainty the timing or outcome of any review by the government of such information.

        The Company received a subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of hazardous waste. The Company is completing its production of records in response to the subpoena. The Company is unable to predict with certainty the timing or outcome of any review by the government of such information.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2011 and August 28, 2010

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

10. Commitments and Contingencies (Continued)

        The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid's Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. The Company is in the process of communicating with the U.S. Attorney's Office regarding the scope of the subpoena and is unable to predict with certainty the timing or outcome of any review by the government of such information.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended August 27, 2011 was $92.3 million compared to the net loss of $197.0 million for the thirteen week period ended August 28, 2010. The improvement in net loss is due primarily to increased revenues, lower selling, general and administrative expenses, and gains on debt retirements in the current period compared to losses on debt retirements in the prior period. Revenues increased in the current quarter due to increased same store sales in both pharmacy and front-end, partially offset by store closures. There was a decrease in gross margin rate, due to higher markdowns associated with our wellness + loyalty program, and pharmacy reimbursement rate pressures on prescription sales, as described in detail in the following sections.

        Net loss for the twenty-six week period ended August 27, 2011 was $155.3 million compared to the net loss of $270.7 million for the twenty-six week period August 28, 2010. The improvement in net loss is due primarily to increased revenues, lower selling, general and administrative expenses, and lower losses on debt modifications and retirements. Revenues increased due to increased same store sales, partially offset by store closures. There was a decrease in gross margin rate due to higher markdowns associated with our wellness + loyalty programs and pharmacy reimbursement rate pressures on prescription sales, as described in detail in the following sections.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(dollars in thousands)
Revenues	$6,271,091	$6,161,752	$12,661,884	$12,556,088
Revenue growth (decline)	1.8%	(2.5)%	0.8%	(2.3)%
Same store sales growth (decline)	2.2%	(1.5)%	1.5%	(1.2)%
Pharmacy sales growth (decline)	1.4%	(2.6)%	1.0%	(2.3)%
Same store pharmacy sales growth (decline)	2.0%	(1.8)%	1.6%	(1.3)%
Pharmacy sales as a % of total sales	67.8%	68.1%	68.3%	68.2%
Third party sales as a % of total pharmacy sales	96.4%	96.1%	96.5%	96.2%
Front-end sales growth (decline)	2.5%	(2.4)%	0.5%	(2.4)%
Same store front-end sales growth (decline)	2.5%	(0.9)%	1.3%	(1.1)%
Front-end sales as a % of total sales	32.2%	31.9%	31.7%	31.8%
Store data:
Total stores (beginning of period)	4,704	4,767	4,714	4,780
New stores	—	—	—	2
Closed stores	(7)	(20)	(17)	(35)
Total stores (end of period)	4,697	4,747	4,697	4,747
Relocated stores	5	5	11	13
Remodeled stores	35	1	38	2

  Revenues

        Revenues increased 1.8% and declined 2.5% for the thirteen weeks ended August 27, 2011 and August 28, 2010, respectively. Revenues increased 0.8% and declined 2.3% in the twenty-six week periods ended August 27, 2011 and August 28, 2010, respectively. Revenue increases for the thirteen and twenty-six week periods ended August 27, 2011 were driven by an increase in same store sales, reflecting the positive impact of our wellness + loyalty program and other management initiatives to increase sales and prescriptions. wellness + continues to be one of our significant sales initiative programs. Enrolled wellness + members, who tend to buy more and shop more often, reached approximately 43 million as of August 27, 2011. These increases were partially offset by store closures. At the end of the period, we operated 50 fewer stores than at the end of the same period last year.

        Pharmacy same store sales increased by 2.0% and 1.6% in the thirteen and twenty-six week periods ended August 27, 2011. The increase was driven by a same store prescription increase of 0.1% and 0.3% for the thirteen and twenty-six week periods ended August 27, 2011 and by inflation on brand prescriptions, partially offset by an approximate 1.5% negative impact from new generic introductions.

        Front-end same store sales increased by 2.5% and 1.3% in the thirteen and twenty-six week periods ended August 27, 2011. The increase in same store sales reflects the positive impact of our wellness + loyalty program and other management initiatives to increase sales in the front-end.

  Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(dollars in thousands)
Cost of goods sold	$4,622,130	$4,523,092	$9,322,004	$9,205,724
Gross profit	1,648,961	1,638,660	3,339,880	3,350,364
Gross margin rate	26.3%	26.6%	26.4%	26.7%
Selling, general and administrative expenses	1,603,752	1,626,704	3,189,988	3,249,638
Selling, general and administrative expenses as a percentage of revenues	25.6%	26.4%	25.2%	25.9%
Lease termination and impairment charges	15,118	26,360	32,208	39,817
Interest expense	130,829	139,716	261,589	281,335

  Cost of Goods Sold

        Gross margin was 26.3% for the thirteen week period ended August 27, 2011 compared to 26.6% of sales for the thirteen week period ended August 28, 2010. The decrease in gross margin rate was due to both lower front-end gross margin and lower pharmacy gross margin. The decrease in front-end gross margin was due primarily to higher markdowns associated with our wellness + loyalty program. Pharmacy gross margin decreased due to continued reimbursement pressures. Overall gross profit increased due to higher same store sales and a reduced wellness + revenue deferral, partially offset by wellness + program markdowns and reimbursement pressures described above.

        Gross margin rate was 26.4% for the twenty-six week period ended August 27, 2011 compared to 26.7% of sales for the twenty-six week period ended August 28, 2010. The decrease in gross margin was due to lower front-end and pharmacy gross margin. The decrease in front-end gross margin was due primarily to higher markdowns and revenue deferrals both associated with our wellness + loyalty program. Pharmacy gross margin dollars increased due to higher same store sales, which were partially offset by continued reimbursement pressures.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO charges were $20.0 million and $40.0 million for the thirteen and twenty-six week periods ended August 27, 2011 compared to LIFO charges of $20.5 million and $41.1 million for the thirteen and twenty-six week periods ended August 28, 2010.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.6% in the thirteen week period ended August 27, 2011 compared to 26.4% in the thirteen week period ended August 28, 2010. SG&A as a percentage of revenues was 25.2% in the twenty-six week period ended August 27, 2011 compared to 25.9% in the twenty-six week period ended August 28, 2010. The decrease in SG&A as a percentage of revenues for the thirteen and twenty-six week periods is due primarily to decreased depreciation and amortization and lower salaries and corporate overhead resulting from management's continued focus on cost control. These decreases are partially offset by higher self insurance liabilities of $8.6 million due primarily to a reduction in our discount rate.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts and number of locations as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Impairment charges	$657	$1,312	$1,391	$2,446
Facility and equipment lease exit charges	14,461	25,048	30,817	37,371

	$15,118	$26,360	$32,208	$39,817

Impairment charges
Number of Stores	13	7	27	23
Number of Distribution Centers	—	—	—	—

	13	7	27	23

Lease exit charges
Number of Stores	8	12	11	20
Number of Distribution Centers	—	—	—	—

	8	12	11	20

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

  Interest Expense

        Interest expense was $130.8 million and $261.6 million for the thirteen and twenty-six week periods ended August 27, 2011, compared to $139.7 million and $281.3 million for the thirteen and twenty-six week periods ended August 28, 2010. The decrease in interest expense for the thirteen and twenty-six week periods ended August 27, 2011 is due primarily to favorable interest rates resulting from our March 2011 Tranche 3 Term Loan refinancing and our August 2010 refinancing of our Tranche 4 Term Loan. The weighted average interest rates on our indebtedness for the twenty-six week period ended August 27, 2011 and August 28, 2010 were 7.4% and 7.5%, respectively.

  Income Taxes

        We recorded an income tax benefit of $2.7 million and an income tax expense of $2.8 million for the thirteen week periods and an income tax benefit of $0.4 million and an income tax expense of $10.0 million for the twenty-six week periods ended August 27, 2011 and August 28, 2010, respectively. The income tax benefit for the thirteen and twenty-six week periods ended August 27, 2011 is primarily attributable to a net benefit of $5.7 million for discrete items related to the recognition of previously unrecognized tax benefits offset by an accrual of state and local taxes and adjustments to unrecognized tax benefits. The income tax expense for the thirteen and twenty-six week periods ended August 28, 2010 is primarily due to the need for an accrual of additional state taxes resulting from the receipt of a final audit determination and adjustments to unrecognized tax benefits.

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

        Over the next 12 months, we believe that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $97.7 million, which would impact the effective tax rate if our tax positions are sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance. The primary driver of the decrease is contingent upon the timing of the conclusion of the pre-acquisition period's audit of the consolidated U.S. income tax returns for Brooks Eckerd and will impact the effective rate by decreasing tax expense by approximately $60.7 million. The corresponding indemnification asset will reverse concurrently.

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

Liquidity and Capital Resources

  General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities and (iii) borrowings under the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of August 27, 2011 was $964.7 million, which consisted of revolver borrowing capacity of $963.1 million and invested cash of $1.6 million.

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

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 27, 2011, we had $73.0 million borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $138.9 million, which resulted in additional borrowing capacity of $963.1 million.

        The credit facility also includes our $1.044 billion senior secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 2 Term Loan may also be required.

        On March 3, 2011, we refinanced the Tranche 3 Term Loan with a $331.8 million senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018, although the maturity will instead be December 1, 2014 in the event that we do not repay or refinance our outstanding 8.625% senior notes due 2015 prior to that time, or September 16, 2015, in the event that we do not repay or refinance our outstanding 9.375% senior notes due 2015 prior to that time. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor, and is subject to a 1% prepayment fee in the event it is refinanced within the first year after issuance with the proceeds of a substantially concurrent issuance of new loans or other indebtedness incurred for the primary purpose of repaying, refinancing or replacing the Tranche 5 Term Loan. We must make mandatory prepayments of the Tranche 5 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 5 Term Loan may also be required.

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

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 through November 26, 2011. This ratio increases to 1.05 to 1.00 in the last quarter of fiscal 2012 and remains at that level for the remaining term of the facility. As of August 27, 2011, we were in compliance with this financial covenant.

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

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of August 27, 2011, the amount of additional secured debt that could be incurred under these indentures was approximately $1.1 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we could not incur any additional secured debt as of February 27, 2010 assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

  Other Transactions

        During August 2011, the Company repurchased $41.0 million of its 8.625% senior notes due March 2015, $5.0 million of its 9.375% senior notes due December 2015 and $4.5 million of its 6.875% senior debentures due August 2013. These repurchases resulted in a gain for the period of $5.0 million.

        In August 2010, we repaid all borrowings outstanding under our revolving credit facility due September 2012 and cancelled all of our commitments thereunder and replaced such facility with a new $1.175 billion revolving credit facility (the "New Revolver") due 2015 (or such earlier date as noted below). We also repaid and retired all borrowings and accrued interest due under our $647.7 million Tranche 4 Term Loan due June 2015. We financed these repayments with the net proceeds from an issuance of $650.0 million of new 8.00% Senior Secured Notes due August 2020 (collectively, the "Refinancing"), together with cash on hand. The prepayment of the Tranche 4 Term Loan occurred prior to the second anniversary of the borrowing thereof and therefore a 3.0% penalty of the principal amount outstanding was paid totaling $19.4 million which was included in loss on debt modifications for the thirteen week period ended August 28, 2010. The loss on debt modifications and retirements for the thirteen week period ended August 28, 2010 also included the write-off of debt issue costs of $13.1 million and net unamortized original issuance discounts of $11.4 million. Additionally, we incurred fees and expenses of $34.0 million to consummate the Refinancing, which are being deferred and amortized over the terms of the related debt instruments.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $254.1 million and $513.8 million in the twenty-six week periods ended August 27, 2011 and August 28, 2010, respectively. Operating cash flow was positively impacted by an increase in accounts payable due to the timing of purchases as well as rent, pension funding and interest payments, partially offset by increases in inventory for seasonal build, price inflation and increased store inventory to improve in stock levels.

        Cash used in investing activities was $97.4 million and $73.8 million for the twenty-six week periods ended August 27, 2011 and August 28, 2010, respectively. Cash used for the purchase of property, plant, equipment and prescription files, net of proceeds from the sale of assets were higher compared to the prior year.

        Cash used in financing activities was $169.4 million and $411.2 million for the twenty-six week periods ended August 27, 2011 and August 28, 2010, respectively. Cash used in financing activities for the twenty-six weeks ended August 27, 2011 was primarily due to the March 2011 refinancing of our Tranche 3 Term Loan, other debt repayments and a decrease in our zero balance cash accounts.

  Capital Expenditures

        During the thirteen week period ended August 27, 2011, we spent $49.9 million on capital expenditures, consisting of $13.8 million related to new store construction, store relocation and store remodel projects, $27.9 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $8.2 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $250.0 million during fiscal 2012, consisting of approximately 49.0% related to store relocations and remodels and new store construction, 31.0% related to infrastructure and maintenance requirements and 20.0% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the senior secured credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect the restriction on our credit facility, that could result if we fail to meet the fixed charge covenant in our senior secured credit facility, to have any impact on our business in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, repurchase outstanding indebtedness or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our fiscal 2011 10-K.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" included herein and in our fiscal 2011 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our fiscal 2011 10-K.

Adjusted EBITDA

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, stock-based compensation expense, debt modifications and retirements, sale of assets and investments, revenue deferrals related to customer loyalty programs and other items. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance. In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of Adjusted EBITDA to our net loss for the thirteen and twenty-six week periods ended August 27, 2011 and August 28, 2010:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(dollars in thousands)
Net loss	$(92,254)	$(196,976)	$(155,336)	$(270,660)
Interest expense	130,829	139,716	261,589	281,335
Income tax (benefit) expense	(2,712)	2,826	(439)	9,967
Depreciation and amortization expense	108,712	126,513	225,802	254,013
LIFO charges	20,001	20,528	40,002	41,056
Lease termination and impairment charges	15,118	26,360	32,208	39,817
Stock-based compensation expense	3,952	4,250	7,523	9,735
Gain on sale of assets, net	(848)	(3,973)	(5,640)	(3,736)
(Gain) loss on debt modifications and retirements, net	(4,924)	44,003	17,510	44,003
Closed facility liquidation expense	985	1,811	3,632	4,233
Severance costs	305	—	256	10
Customer loyalty card programs revenue deferral	6,885	15,394	28,751	20,431
Other	(1,793)	792	(8,748)	830

Adjusted EBITDA	$184,256	$181,244	$447,110	$431,034

        In addition to Adjusted EBITDA, we occasionally refer to several other Non-GAAP measures, on a less frequent basis, in order to describe certain components of our business and how we utilize them to describe our results. These measures include but are not limited to EBITDA Gross Margin (gross margin adjusted for non-EBITDA items), EBITDA SG&A (SG&A expenses adjusted for non-EBITDA items), FIFO Gross Margin (gross margin before LIFO charges) and Free Cash Flow (Adjusted EBITDA less cash paid for interest, rent on closed stores, capital expenditures and the change in working capital).

        We include these non-GAAP financial measures in our earnings announcements and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors including with those of our competitors having different capital structures. Adjusted EBITDA or other non-GAAP measures should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Our definition of these non-GAAP measures may not be comparable to similarly titled measurements reported by other companies.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 27, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at 08/27/2011
	(dollars in thousands)
Long-term debt, including current portion
Fixed rate	$5,179	$114	$186,355	$—	$928,188	$3,533,000	$4,652,836	$4,252,896
Average Interest Rate	1.19%	7.00%	6.95%	0.00%	8.94%	8.90%	8.82%
Variable Rate	$—	$—	$2,971	$1,044,692	$76,430	$326,708	$1,450,801	$1,302,093
Average Interest Rate	0.0%	0.0%	1.96%	1.97%	5.46%	4.50%	2.72%
Total	$5,179	$114	$189,326	$1,044,692	$1,004,618	$3,859,708	$6,103,637	$5,554,989

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility and our Tranche 2 Term loans and Tranche 5 Term loans, are all based on LIBOR. However, the interest rate on our Tranche 5 Term loans has a LIBOR floor of 125 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of August 27, 2011, our annual interest expense would change by approximately $10.4 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        While we cannot predict with certainty the timing or outcome of the legal matters described below, we do not believe that any of these matters will have a material adverse effect on our business or financial condition. We cannot give assurance, however, that an unfavorable outcome in one or more of these matters will not have a material adverse effect on our results of operations for the period in which they are resolved.

        We are currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in several states, including Pennsylvania, New Jersey, New York, Maryland, Massachusetts, Maine, Washington and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers or (ii) current and former store managers and assistant store managers, respectively, working in our stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre-and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for us as assistant store managers since December 9, 2006. Notice of the Craig action has been sent to the purported members of the collective group (approximately 6,700 current and former assistant store managers) and approximately 1,100 have joined the Craig action. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers and assistant store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for us as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 have joined the Indergit action. At this time, we are not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. Our management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. We are vigorously defending all of these claims.

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

        We were served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG, the United States Attorney's Office for the Central District of California and the United States Department of Justice Commercial Litigation Branch. The subpoena requests records related to any gift card or similar programs for customers who transferred prescriptions for drugs or medicines to the our pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. We are in the process of completing its production of records in response to the subpoena and are unable to predict with certainty the timing or outcome of any review by the government of such information.

        We received a subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of hazardous waste. We are completing its production of records in response to the subpoena. We are unable to predict with certainty the timing or outcome of any review by the government of such information.

        We were served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid's Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. We are in the process of communicating with the U.S. Attorney's Office regarding the scope of the subpoena and are unable to predict with certainty the timing or outcome of any review by the government of such information.

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

ITEM 1A.    Risk Factors

        In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I, Item 1A, Risk Factors" in our Annual Report on Form 10-K, for the year ended February 26, 2011 which could materially affect our business, financial condition or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Repurchases of Equity Securities.    The table below is a listing of repurchases of Common Stock during the second quarter of fiscal 2012.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
May 29 to June 25, 2011(1)	756,025	$1.18	—	—

June 26 to July 23, 2011	—	—	—	—

July 24 to August 27, 2011	—	—	—	—

(1)
Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Removed and Reserved

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.1 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.7	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 21, 2007, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.9
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.10
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.11	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.12	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.14
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 6, 2007
4.15
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008
4.16
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 6, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.17	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.18	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.19
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.20
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.21
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.22
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019.	Exhibit 4.1 to Form 8-K, filed on October 29, 2009

Exhibit Numbers	Description	Incorporation By Reference To
4.23	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
10.1	Amended and Restated Employment Agreement, dated as of June 23, 2011, between Rite Aid Corporation and Enio A. Montini, Jr.	Filed herewith
10.2	Amended and Restated Employment Agreement, dated as of July 11, 2011, between Rite Aid Corporation and Robert K. Thompson.	Filed herewith
11	Statement regarding computation of earnings per share. (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
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

Date: October 5, 2011	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: October 5, 2011	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer