Form 10-Q
period 2011-11-26
RITE AID CORP
filed 2011-12-29
CIK 84129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2011
OR
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

        The registrant had 898,454,487 shares of its $1.00 par value common stock outstanding as of December 14, 2011.

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011 (the "Fiscal 2011 10-K"), which we filed with the SEC on April 26, 2011, our Quarterly Report on Form 10-Q for the thirteen weeks ended May 28, 2011 (the "First Quarter 2012 10-Q"), which we filed on July 6, 2011, and our Quarterly Report on Form 10-Q for the thirteen weeks ended August 27, 2011, which we filed on October 5, 2011 and amended through Amendment No. 1 on From 10-Q/A filed on October 7, 2011 (as amended, the "Second Quarter 2012 10-Q"). These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 26, 2011	February 26, 2011
ASSETS
Current assets:
Cash and cash equivalents	$148,474	$91,116
Accounts receivable, net	970,218	966,457
Inventories, net of LIFO reserve of $942,515 and $875,012	3,389,054	3,158,145
Prepaid expenses and other current assets	109,358	195,647

Total current assets	4,617,104	4,411,365
Property, plant and equipment, net	1,940,470	2,039,383
Other intangibles, net	560,963	646,177
Other assets	438,497	458,925

Total assets	$7,557,034	$7,555,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$25,313	$63,045
Accounts payable	1,376,009	1,307,872
Accrued salaries, wages and other current liabilities	1,133,065	1,049,406

Total current liabilities	2,534,387	2,420,323
Long-term debt, less current maturities	6,172,550	6,034,525
Lease financing obligations, less current maturities	113,808	122,295
Other noncurrent liabilities	1,142,134	1,190,074

Total liabilities	9,962,879	9,767,217
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,690 and 1,616	169,034	161,650
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 898,400 and 890,297	898,400	890,297
Additional paid-in capital	4,277,215	4,281,623
Accumulated deficit	(7,722,124)	(7,514,796)
Accumulated other comprehensive loss	(28,371)	(30,142)

Total stockholders' deficit	(2,405,845)	(2,211,367)

Total liabilities and stockholders' deficit	$7,557,034	$7,555,850

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 26, 2011	November 27, 2010
Revenues	$6,312,584	$6,202,353
Costs and expenses:
Cost of goods sold	4,641,204	4,561,200
Selling, general and administrative expenses	1,583,098	1,578,142
Lease termination and impairment charges	11,540	17,003
Interest expense	129,927	133,742
Gain on sale of assets, net	(2,172)	(7,050)

	6,363,597	6,283,037

Loss before income taxes	(51,013)	(80,684)
Income tax expense (benefit)	972	(1,613)

Net loss	$(51,985)	$(79,071)

Computation of loss attributable to common stockholders:
Net loss	$(51,985)	$(79,071)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(2,498)	(2,354)

Loss attributable to common stockholders—basic and diluted	$(54,509)	$(81,451)

Basic and diluted loss per share	$(0.06)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010
Revenues	$18,974,468	$18,758,441
Costs and expenses:
Cost of goods sold	13,963,208	13,766,924
Selling, general and administrative expenses	4,773,086	4,827,780
Lease termination and impairment charges	43,748	56,820
Interest expense	391,516	415,077
Loss on debt modifications and retirements, net	17,510	44,003
Gain on sale of assets, net	(7,812)	(10,786)

	19,181,256	19,099,818

Loss before income taxes	(206,788)	(341,377)
Income tax expense	533	8,354

Net loss	$(207,321)	$(349,731)

Computation of loss attributable to common stockholders:
Net loss	$(207,321)	$(349,731)
Accretion of redeemable preferred stock	(77)	(77)
Cumulative preferred stock dividends	(7,384)	(6,957)

Loss attributable to common stockholders—basic and diluted	$(214,782)	$(356,765)

Basic and diluted loss per share	$(0.24)	$(0.40)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010
Operating activities:
Net loss	$(207,321)	$(349,731)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	333,381	378,998
Lease termination and impairment charges	43,748	56,820
LIFO charges	67,503	44,080
Gain on sale of assets, net	(7,812)	(10,786)
Stock-based compensation expense	11,612	13,902
Loss on debt modifications and retirements, net	17,510	44,003
Changes in operating assets and liabilities:
Accounts receivable	(7,636)	(18,970)
Inventories	(298,936)	(136,496)
Accounts payable	179,925	272,730
Other assets and liabilities, net	124,067	172,852

Net cash provided by operating activities	256,041	467,402

Investing activities:
Payments for property, plant and equipment	(146,138)	(104,383)
Intangible assets acquired	(28,090)	(16,071)
Proceeds from sale-leaseback transactions	2,428	—
Proceeds from dispositions of assets and investments	16,955	17,266

Net cash used in investing activities	(154,845)	(103,188)

Financing activities:
Proceeds from issuance of long-term debt	341,285	650,000
Net proceeds from (repayments to) revolver	163,000	(22,000)
Principal payments on long-term debt	(439,553)	(775,236)
Change in zero balance cash accounts	(106,347)	(144,693)
Net proceeds from issuance of common stock	566	101
Financing fees paid for early debt retirement	—	(19,666)
Deferred financing costs paid	(2,789)	(34,272)

Net cash used in financing activities	(43,838)	(345,766)

Increase in cash and cash equivalents	57,358	18,448
Cash and cash equivalents, beginning of period	91,116	103,594

Cash and cash equivalents, end of period	$148,474	$122,042

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $240 and $385, respectively)	$340,423	$313,615

Cash payments of income taxes, net of refunds	$2,911	$8,028

Equipment financed under capital leases	$6,476	$2,836

Equipment received for noncash consideration	$3,092	$2,428

Reduction in lease financing obligation	$—	$—

Preferred stock dividends paid in additional shares	$7,384	$6,957

Gross borrowings from revolver	$1,629,000	$882,000

Gross repayments to revolver	$1,466,000	$904,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 26, 2011 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Fiscal 2011 10-K.

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Numerator for loss per share:
Net loss	$(51,985)	$(79,071)	$(207,321)	$(349,731)
Accretion of redeemable preferred stock	(26)	(26)	(77)	(77)
Cumulative preferred stock dividends	(2,498)	(2,354)	(7,384)	(6,957)

Loss attributable to common stockholders, basic and diluted	$(54,509)	$(81,451)	$(214,782)	$(356,765)

Denominator:
Basic and diluted weighted average shares	886,629	883,515	885,388	882,668
Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.24)	$(0.40)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Loss Per Share (Continued)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of November 26, 2011 and November 27, 2010:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Stock options	76,537	87,235	76,537	87,235
Convertible preferred stock	30,734	28,957	30,734	28,957
Convertible debt	24,800	24,800	24,800	24,800

	132,071	140,992	132,071	140,992

        Also excluded from the computation of diluted loss per share as of November 26, 2011 and November 27, 2010 are restricted shares and restricted stock units of 11,567 and 7,282, respectively, which are included in shares outstanding.

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts and number of locations as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Impairment charges	$1,439	$751	$2,829	$3,197
Facility and equipment lease exit charges	10,101	16,252	40,919	53,623

	$11,540	$17,003	$43,748	$56,820

Impairment charges
Number of Stores	18	19	45	42
Number of Distribution Centers	—	1	—	1

	18	20	45	43

Lease exit charges
Number of Stores	2	11	13	31
Number of Distribution Centers	—	—	—	—

	2	11	13	31

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Balance—beginning of period	$390,161	$395,098	$405,350	$412,654
Provision for present value of noncancellable lease payments of closed stores	2,282	5,076	5,453	21,707
Changes in assumptions about future sublease income, terminations and changes in interest rates	1,157	4,922	16,378	13,288
Interest accretion	6,341	6,326	19,912	19,661
Cash payments, net of sublease income	(24,381)	(23,977)	(71,533)	(79,865)

Balance—end of period	$375,560	$387,445	$375,560	$387,445

        The Company's revenues and loss before income taxes for the thirteen and thirty-nine week periods ended November 26, 2011 and November 27, 2010 include results from stores that have been

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Lease Termination and Impairment Charges (Continued)

closed or are approved for closure as of November 26, 2011. The revenue, operating expenses, and loss before income taxes of these stores for the periods are presented as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Revenues	$25,719	$64,802	$103,605	$234,434
Operating expenses	30,525	72,752	117,005	263,647
Gain from sale of assets	(4,327)	(4,365)	(10,137)	(9,818)
Other expenses	799	506	575	2,279
Loss before income taxes	(1,278)	(4,091)	(3,838)	(21,674)
Included in these stores' loss before income taxes are:
Depreciation and amortization	226	878	991	3,048
Inventory liquidation charges	714	825	1,173	3,145

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

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses for

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Lease Termination and Impairment Charges (Continued)

the thirteen and thirty-nine week periods ended November 26, 2011 and November 27, 2010, respectively.

					Total Losses
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Thirteen Week Period Ended November 26, 2011	Thirty-Nine Week Period Ended November 26, 2011
Long-lived assets held and used	$—	$—	$—	$—	$750	$1,692
Long-lived assets held for sale	—	$2,800	—	$2,800	$689	$1,137

Total	$—	$2,800	$—	$2,800	$1,439	$2,829

					Total Losses
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Thirteen Week Period Ended November 27, 2010	Thirty-Nine Week Period Ended November 27, 2010
Long-lived assets held and used	$—	$3,493	$162	$3,655	$751	$3,197
Long-lived assets held for sale	—	—	—	—	—	—

Total	$—	$3,493	$162	$3,655	$751	$3,197

4. Income Taxes

        The Company recorded an income tax expense of $972 and an income tax benefit of $1,613 for the thirteen week periods and an income tax expense of $533 and $8,354 for the thirty-nine week periods ended November 26, 2011 and November 27, 2010, respectively. The income tax expense for the thirteen and thirty-nine week periods ended November 26, 2011 is primarily for adjustments to unrecognized tax benefits and the accrual of state and local taxes, offset by benefits of $1,747 and $8,040, respectively for discrete items related to the recognition of previously unrecognized tax benefits. The provision for income taxes for the thirteen and thirty-nine week periods ended November 27, 2010 is primarily due to the need for an accrual of additional state taxes resulting from the receipt of a final audit determination and adjustments to unrecognized tax benefits.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including the acquisition date of June 4, 2007, related to the Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of November 26, 2011 and February 26, 2011, the Company had a corresponding recoverable indemnification asset of $164,675 and $158,209 from Jean Coutu Group, respectively, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

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

        Over the next 12 months, the Company believes that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $95,764, which would impact the effective tax rate if our tax positions are sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance. The primary driver of the decrease is contingent upon the timing of the conclusion of the pre-acquisition period's audit of the consolidated U.S. income tax returns for Brooks Eckerd and will impact the effective rate by decreasing tax expense by approximately $61,129. This amount will be completely offset by the reversal of the indemnification asset which will be recorded in selling, general and administrative expenses.

        The valuation allowances as of November 26, 2011 and February 26, 2011 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,272,489 and $2,199,302 against net deferred tax assets at November 26, 2011 and February 26, 2011, respectively.

5. Sale Leaseback Transactions

        During the thirteen week period ended November 26, 2011, the Company sold one owned property to an independent third party. Net proceeds from the sale were $2,428. Concurrent with the sale, the Company entered into an agreement to lease the store back from the purchaser over a minimum lease term of 10 years. The Company accounted for the lease as an operating lease. The transaction resulted in a loss of $3,456 which is included in the gain on sale of assets, net for the thirteen and thirty-nine weeks ended November 26, 2011.

        During the thirteen and thirty-nine week period ended November 27, 2010, the Company had no sale leaseback transactions.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of November 26, 2011 and February 26, 2011.

	November 26, 2011			February 26, 2011
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$625,436	$(369,997)	10 years	$620,786	$(335,692)	10 years
Prescription files	1,234,336	(928,812)	5 years	1,217,212	(856,129)	6 years

Total	$1,859,772	$(1,298,809)		$1,837,998	$(1,191,821)

        Also included in other non-current liabilities as of November 26, 2011 and February 26, 2011 are unfavorable lease intangibles with a net carrying amount of $84,955 and $93,952 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $34,327 and $109,561 for the thirteen and thirty-nine week periods ended November 26, 2011, respectively. Amortization expense for these intangible assets and liabilities was $43,106 and $131,106 for the thirteen and thirty-nine week periods ended November 27, 2010, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2012—$ 138,411; 2013—$ 114,981; 2014—$ 89,435; 2015—$ 72,323 and 2016—$ 60,995.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at November 26, 2011 and February 26, 2011:

	November 26, 2011	February 26, 2011
Secured Debt:
Senior secured revolving credit facility due August 2015 (or April 2014, see Credit Facility below)	$191,000	$28,000
Senior secured credit facility term loan due June 2014	1,044,433	1,074,613
Senior secured credit facility term loan due June 2014 ($342,125 face value less unamortized discount of $19,718)	—	322,407
Senior secured credit facility term loan due March 2018 (or December 2014 or September 2015, see Credit Facility below) ($333,367 face value less unamortized discount of $1,549)	331,818	—
9.75% senior secured notes (senior lien) due June 2016 ($410,000 face value less unamortized discount of $4,843 and $5,635)	405,157	404,365
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $25,805 and $29,952)	444,195	440,048
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,620 and $1,774)	268,380	268,226
Other secured	5,330	5,408

	3,840,313	3,693,067
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	459,000	500,000
9.375% senior notes due December 2015 ($405,000 and $410,000 face value less unamortized discount of $2,851 and $3,345)	402,149	406,655
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $7,155 and $8,130)	802,845	801,870

	1,663,994	1,708,525
Unsecured Unguaranteed Debt:
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	180,277	184,773
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	673,480	677,976
Lease financing obligations	133,884	140,297

Total debt	6,311,671	6,219,865
Current maturities of long-term debt and lease financing obligations	(25,313)	(63,045)

Long-term debt and lease financing obligations, less current maturities	$6,286,358	$6,156,820

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

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

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 26, 2011, the Company had $191,000 of borrowings outstanding under the revolver and had letters of credit outstanding thereunder of $134,415 which gave the Company additional borrowing capacity of $849,585.

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

        On March 3, 2011, the Company refinanced its Tranche 3 Term Loan with a $331,818 senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018, although the maturity will instead be December 1, 2014 in the event that the Company does not repay or refinance its outstanding 8.625% senior notes due 2015 prior to that time, or September 16, 2015, in the event that the Company does not repay or refinance its outstanding 9.375% senior notes due 2015 prior to that time. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor, and is subject to a 1% prepayment fee in the event it is refinanced within the first year after issuance with the proceeds of a substantially concurrent issuance of new loans or other indebtedness incurred for the primary purpose of repaying, refinancing or replacing the Tranche 5 Term Loan. The Company must make mandatory prepayments of the Tranche 5 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Indebtedness and Credit Agreements (Continued)

time there is a shortfall in its borrowing base under its senior secured credit facility, prepayment of the Tranche 5 Term Loan may also be required.

        The senior secured credit facility also restricts the Company and the subsidiary guarantors from accumulating cash on hand in excess of $200,000 at any time when revolving loans are outstanding (not including cash located in the Company's store deposit or lockbox accounts, cash necessary to cover the Company's current liabilities and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100,000 over three consecutive business days. The senior secured credit facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under the Company's senior secured credit facility or (b) the sum of revolver availability under the Company's senior secured credit facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100,000 for three consecutive business days (a "cash sweep period"), the funds in the Company's deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the senior secured credit facility, and then held as Collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Company's senior secured credit facility.

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

        The senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 through November 26, 2011. This ratio increases to 1.05 to 1.00 in the last quarter of Fiscal 2012 and remains at that level for the remaining term of the facility. As of November 26, 2011, the Company was in compliance with this financial covenant.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Indebtedness and Credit Agreements (Continued)

        The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $50,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repurchase of such debt. Mandatory repurchases of the 8.5% convertible notes due 2015 are excluded from this event of default.

        Substantially all of Rite Aid Corporation's 100 percent owned subsidiaries guarantee the obligations under the senior secured credit facility. The subsidiary guarantees of the senior secured credit facility, the 9.75% senior secured notes due 2016 and the 8.00% senior secured notes due 2020 are secured by a senior lien on, among other things, accounts receivable, inventory and prescription files of the subsidiary guarantors. Rite Aid Corporation is a holding company with no direct operations and is dependent upon dividends, distributions and other payments from its subsidiaries to service payments due under the senior secured credit facility. The subsidiary guarantees of the Company's 10.375% senior secured notes due 2016, the 7.5% senior secured notes due 2017 and the 10.25% senior secured notes due 2019 are secured on a second priority basis by the same collateral that secures the senior secured credit facility, the 9.75% senior secured notes due 2016 and the 8.00% senior secured notes due 2020. The 8.625% senior notes due 2015, the 9.375% senior notes due 2015 and the 9.5% senior notes due 2017 are guaranteed by substantially all of the Company's 100 percent owned subsidiaries on an unsecured basis.

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

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of November 26, 2011, the amount of additional secured and unsecured debt that could be incurred under these indentures was $951,200 (which does not include the ability to enter into certain sale and leaseback transactions.) However, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

Other Indebtedness

Convertible Notes

        On March 1, 2011, the Company was notified by the NYSE that, as of March 1, 2011, it had regained compliance with the NYSE minimum share price listing requirement. The Company is now in compliance with all NYSE listing rules, and has actively been taking steps to maintain its listing and expects its efforts to maintain its NYSE listing will be successful. However, there can be no assurance

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Indebtedness and Credit Agreements (Continued)

that the Company will maintain compliance with the NYSE minimum share price rule or other continued listing requirements. In the event of a delisting, all holders of its $64,188 of outstanding 8.5% Convertible Notes due May 2015 ("Convertible Notes") would be entitled to require the Company to repurchase its Convertible Notes. The Company's senior secured credit facility permits the Company to make such a repurchase of the Convertible Notes; provided that, before and after such transaction, no default or event of default shall have occurred and be continuing under the senior secured credit facility and the Company has at least $100,000 of availability under its revolving credit facility. The Company's ability to pay cash to holders of the Convertible Notes may be limited by its financial resources at the time of such repurchase. The Company cannot assure you that sufficient financing will be available on terms acceptable to it if necessary to make any required repurchase of the Convertible Notes.

Optional Debt Repurchases

        During August 2011, the Company repurchased $41,000 of its 8.625% senior notes due March 2015, $5,000 of its 9.375% senior notes due December 2015 and $4,496 of its 6.875% senior debentures due August 2013. These repurchases resulted in a gain of $4,924.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2012 and thereafter are as follows: 2012—$5,153; 2013—$114; 2014—$189,326; 2015—$1,044,692; 2016—$1,122,618 and $3,859,707 thereafter.

Refinancing

        In August 2010, the Company repaid all borrowings outstanding under its revolving credit facility due September 2012 and cancelled all of its commitments thereunder and replaced such facility with a new $1,175,000 revolving credit facility due 2015 (or such earlier date as noted above) and repaid and retired all borrowings and accrued interest due under its $647,726 Tranche 4 Term Loan due June 2015 with the net proceeds from an issuance of $650,000 of new 8.00% Senior Secured Notes due August 2020 (collectively, the "Refinancing"), together with cash on hand. The prepayment of the Tranche 4 Term Loan occurred prior to the second anniversary of the borrowing and therefore a 3.0% penalty of the principal amount outstanding was paid totaling $19,432, which is included in the loss on debt modifications. The loss on debt modifications and retirements also included the write-off of debt issue costs of $13,142 and net unamortized original issuance discounts of $11,429. Additionally, the Company incurred fees and expenses of $34,272 to consummate the Refinancing, which are being deferred and amortized over the terms of the related debt instruments.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Financial Instruments

        The carrying amounts and fair values of financial instruments at November 26, 2011 and February 26, 2011 are listed as follows:

	November 26, 2011		February 26, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,567,250	$1,471,560	$1,425,020	$1,386,861
Fixed rate indebtedness	$4,610,537	$4,320,969	$4,654,548	$4,544,974

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

9. Stock Options and Stock Awards

        The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended November 26, 2011 and November 27, 2010 include $11,612 and $13,902, respectively, of compensation costs related to the company's stock-based compensation arrangements.

        The total number and type of grants and the related weighted average fair value for the thirty-nine week periods ended November 26, 2011 and November 27, 2010 are as follows:

	November 26, 2011		November 27, 2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	17,889	$0.82	17,443	$0.71
Stock awards granted	8,526	$1.23	4,574	$1.07

Total awards	26,415		22,017

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

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

        The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010
Expected stock price volatility	79%	79%
Expected dividend yield	0%	0%
Risk-free interest rate	1.45%	1.9%
Expected option life	5.5 years	5.5 years

        As of November 26, 2011, there was $22,724 of total unrecognized pre-tax compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.66 years. As of November 26, 2011, there was $10,879 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.67 years.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Retirement Plans

        Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended November 26, 2011 and November 27, 2010, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Service cost	$838	$809	$5	$18	$2,514	$2,427	$15	$54
Interest cost	1,518	1,515	193	212	4,554	4,547	578	635
Expected return on plan assets	(1,505)	(1,248)	—	—	(4,515)	(3,744)	—	—
Amortization of unrecognized prior service cost	157	215	—	—	471	645	—	—
Amortization of unrecognized net loss (gain)	422	507	—	(332)	1,266	1,521	—	(996)

Net pension expense (income)	$1,430	$1,798	$198	$(102)	$4,290	$5,396	$593	$(307)

        During the thirteen and thirty-nine week periods ended November 26, 2011 the Company contributed $431 and $1,215, respectively, to the Nonqualified Executive Retirement Plans. In addition, the Company prepaid $5,100 to the Defined Benefit Pension Plan during fiscal 2011 and contributed an additional $8,014 during the thirty-nine week period ended November 26, 2011. During the remainder of fiscal 2012, the Company expects to contribute $404 to the Nonqualified Executive Retirement Plans and $1,763 to the Defined Benefit Pension Plan.

11. Commitments and Contingencies

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

        The Company is currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in several states, including Pennsylvania, New Jersey, New York, Maryland, Massachusetts, Maine, New Hampshire, Washington and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers and co-managers or (ii) current and former store managers and assistant store managers, respectively, working in the Company's stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre-and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Commitments and Contingencies (Continued)

United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for the Company as assistant store managers since December 9, 2006. Notice of the Craig action was sent to the purported members of the collective group (approximately 6,700 current and former assistant store managers) and approximately 1,100 joined the Craig action. The Company has filed a motion to decertify the class which is presently pending. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. The Company is vigorously defending all of these claims.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2011 and November 27, 2010

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

        The Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While the Company's management cannot predict the outcome of these claims with certainty, the Company's management does not believe that the outcome of any of these legal matters will have a material adverse effect on its financial statements.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended November 26, 2011 was $52.0 million compared to the net loss of $79.1 million for the thirteen week period ended November 27, 2010. The decrease in net loss was primarily driven by sales growth and decreases in the wellness+ loyalty program revenue deferral, depreciation and amortization, lease termination and impairment charges and interest expense partially offset by a lower gain on sale of assets. Revenues increased in the current quarter due to increases in same store sales reflecting the positive impact of our wellness+ loyalty program, immunization programs, and other management initiatives. Gross margin rate for the thirteen weeks ended November 26, 2011 was flat to the thirteen week period ended November 27, 2010.

        Net loss for the thirty-nine week period ended November 26, 2011 was $207.3 million compared to the net loss of $349.7 million for the thirty-nine week period ended November 27, 2010. Revenues increased due to an increase in same store sales reflecting the positive impact for our wellness+ loyalty program and increased prescription count. Gross margin decreased due primarily to higher markdowns associated with our wellness+ loyalty program and a decrease in pharmacy gross margin rate due to continued reimbursement rate pressures, which we expect to continue for the foreseeable future. These items are described in more detail in the following sections.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands)
Revenues	$6,312,584	$6,202,353	$18,974,468	$18,758,441
Revenue growth (decline)	1.8%	(2.4)%	1.2%	(2.3)%
Same store sales growth (decline)	2.0%	(1.3)%	1.6%	(1.3)%
Pharmacy sales growth (decline)	2.3%	(2.7)%	1.4%	(2.4)%
Same store pharmacy sales growth (decline)	2.9%	(1.9)%	1.9%	(1.5)%
Pharmacy sales as a % of total sales	68.7%	68.3%	68.4%	68.2%
Third party sales as a % of total pharmacy sales	96.4%	96.2%	96.4%	96.2%
Front-end sales growth (decline)	0.6%	(1.5)%	0.6%	(2.1)%
Same store front-end sales growth (decline)	0.0%	0.0%	0.8%	(0.7)%
Front-end sales as a % of total sales	31.3%	31.7%	31.6%	31.8%
Store data:
Total stores (beginning of period)	4,697	4,747	4,714	4,780
New stores	—	1	—	3
Closed stores	(18)	(17)	(35)	(52)

Total stores (end of period)	4,679	4,731	4,679	4,731

Relocated stores	2	11	13	24
Remodeled stores	119	15	157	17

  Revenues

        Revenues increased 1.8% and declined 2.4% in the thirteen week periods ended November 26, 2011 and November 27, 2010, respectively. Revenues increased 1.2% and declined 2.3% in the thirty-nine week periods ended November 26, 2011 and November 27, 2010, respectively. Revenue increases for the thirteen and thirty-nine week periods ended November 26, 2011 were driven by an increase in same store sales, reflecting the positive impact of our wellness + loyalty program and other management initiatives to increase sales and prescriptions. These increases were partially offset by operating fewer stores than the same period last year.

        Pharmacy same store sales increased 2.9% and 1.9% in the thirteen and thirty-nine week periods ended November 26, 2011. Our immunization program and wellness+ program contributed to our same store prescription increase of 0.5% and 0.4% for the thirteen and thirty-nine week periods ended November 26, 2011. Same store sales were also positively impacted by inflation on brand prescriptions, partially offset by an approximate 1.6% negative impact from new generic introductions.

        Front-end same store sales were flat and increased 0.8% in the thirteen and thirty-nine week periods ended November 26, 2011. The increase in the thirty-nine week same store sales reflects the positive impact of our wellness + loyalty program and other management initiatives to increase sales in the front-end.

  Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands)
Cost of goods sold	$4,641,204	$4,561,200	$13,963,208	$13,766,924
Gross profit	1,671,380	1,641,153	5,011,260	4,991,517
Gross margin rate	26.5%	26.5%	26.4%	26.6%
Selling, general and administrative expenses	1,583,098	1,578,142	4,773,086	4,827,780
Selling, general and administrative expenses as a percentage of revenues	25.1%	25.4%	25.2%	25.7%
Lease termination and impairment charges	11,540	17,003	43,748	56,820
Interest expense	129,927	133,742	391,516	415,077

  Cost of Goods Sold

        Gross profit increased due to higher same store sales and a reduced wellness+ loyalty program revenue deferral. Gross margin rate was 26.5% for the thirteen week periods ended November 26, 2011 and November 27, 2010. Gross margin rate was positively impacted by better front-end margin, shrink, and distribution expenses, which was offset by continued pharmacy reimbursement pressures, higher markdowns associated with our wellness+ loyalty program and a higher LIFO charge.

        Gross profit increased due to higher pharmacy sales and an overall reduction in shrink. Gross margin rate was 26.4% for the thirty-nine week period ended November 26, 2011 compared to 26.6% for the thirty-nine week period ended November 27, 2010. The decrease in the gross margin rate was due to a lower front-end gross margin rate, which was due primarily to higher markdowns associated with our wellness+ loyalty program, and a decrease in the pharmacy rate due to continued reimbursement pressures.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The increased LIFO charges in the current quarter are due to higher than previously estimated front end inflation rates, which are also expected to be higher than in the prior year. Cost of sales includes LIFO charges of $27.5 million and $67.5 million for the thirteen and thirty-nine week periods ended November 26, 2011 compared to LIFO charges of $3.0 million and $44.1 million for the thirteen and thirty-nine week periods ended November 27, 2010.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.1% in the thirteen week period ended November 26, 2011 compared to 25.4% in the thirteen week period ended November 27, 2010. SG&A as a percentage of revenues was 25.2% in the thirty-nine week period ended November 26, 2011 compared to 25.7% in the thirty-nine week period ended November 27, 2010. The decrease in SG&A as a percentage of revenues for the thirteen and thirty-nine week periods is due primarily to decreased depreciation and amortization and lower salaries and corporate overhead resulting from management's continued focus on cost control. These decreases are partially offset by higher associate bonus expense, advertising and other operating costs.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts and number of locations as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands)
Impairment charges	$1,439	$751	$2,829	$3,197
Facility and equipment lease exit charges	10,101	16,252	40,919	53,623

	$11,540	$17,003	$43,748	$56,820

Impairment charges
Number of Stores	18	19	45	42
Number of Distribution Centers	—	1	—	1

	18	20	45	43

Lease exit charges
Number of Stores	2	11	13	31
Number of Distribution Centers	—	—	—	—

	2	11	13	31

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

  Interest Expense

        Interest expense was $129.9 million and $391.5 million for the thirteen and thirty-nine week periods ended November 26, 2011, compared to $133.7 million and $415.1 million for the thirteen and thirty-nine week periods ended November 27, 2010. The decrease in interest expense for the thirteen and thirty-nine week periods ended November 26, 2011 is due primarily to favorable interest rates resulting from our March 2011 Tranche 3 Term Loan refinancing and the August 2010 refinancing of our Tranche 4 Term Loan. The weighted average interest rates on our indebtedness for the thirty-nine week period ended November 26, 2011 and November 27, 2010 were 7.3% and 7.4%, respectively.

  Income Taxes

        We recorded an income tax expense of $1.0 million and an income tax benefit of $1.6 million for the thirteen week periods and an income tax expense of $0.5 million and $8.4 million for the thirty-nine week periods ended November 26, 2011 and November 27, 2010, respectively. The income tax expense for the thirteen and thirty-nine week periods ended November 26, 2011 is primarily for adjustments to unrecognized tax benefits and the accrual of state and local taxes, offset by benefits of $1.7 million and $8.0 million, respectively for discrete items related to the recognition of previously unrecognized tax benefits. The income tax expense for the thirteen and thirty-nine week periods ended November 27, 2010 is primarily due to the need for an accrual of additional state taxes resulting from the receipt of a final audit determination and adjustments to unrecognized tax benefits.

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

        Over the next 12 months, we believe that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $95.8 million, which would impact the effective tax rate if our tax positions are sustained upon audit, the controlling statute of limitations expires, or we agree to a disallowance. The primary driver of the decrease is contingent upon the timing of the conclusion of the pre-acquisition period's audit of the consolidated U.S. income tax returns for Brooks Eckerd and will impact the effective rate by decreasing tax expense by approximately $61.1 million. This amount will be completely offset by the reversal of the indemnification asset which will be recorded in selling, general and administrative expenses.

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

Liquidity and Capital Resources

  General

        We have three primary sources of liquidity: (i) cash and cash equivalents (ii) cash provided by operating activities and (iii) borrowings under the revolving credit facility under our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt, and to fund capital expenditures. Total liquidity at November 26, 2011, was $850.8 million which consisted of revolver borrowing capacity of $849.6 million and invested cash of $1.2 million.

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

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 26, 2011, we had $191.0 million borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $134.4 million, which resulted in additional borrowing capacity of $849.6 million.

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

        The senior secured credit facility also restricts us and the subsidiary guarantors from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store deposit and lockbox accounts, cash necessary to cover our current liabilities and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The senior secured credit facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our senior secured credit facility or (b) the sum of revolver availability under our senior secured credit facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100.0 million for three consecutive business days (a "cash sweep period"), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the senior secured credit facility, and then held as Collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our senior secured credit facility.

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

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 through November 26, 2011. This ratio increases to 1.05 to 1.00 in the last quarter of fiscal 2012 and remains at that level for the remaining term of the facility. As of November 26, 2011, we were in compliance with this financial covenant.

        The senior secured credit facility provides for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repurchase of such debt. Mandatory repurchases of the 8.5% convertible notes due 2015 are excluded from this event of default.

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of November 26, 2011, the amount of additional secured debt that could be incurred under these indentures was approximately $951.2 million (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we could not incur any additional secured debt as of February 27, 2010 assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

  Other Transactions

        During August 2011, we repurchased $41.0 million of our 8.625% senior notes due March 2015, $5.0 million of its 9.375% senior notes due December 2015 and $4.5 million of its 6.875% senior debentures due August 2013. These repurchases resulted in a gain of $5.0 million.

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

  Sale Leaseback Transactions

        During the thirteen week period ended November 26, 2011, we sold one owned property to an independent third party. Net proceeds from the sale were $2.4 million. Concurrent with the sale, we entered into an agreement to lease the store back from the purchaser over a minimum lease term of 10 years. We accounted for the lease as an operating lease. The transaction resulted in a loss of $3.5 million which is included in the gain on sale of assets, net for the thirteen and thirty-nine weeks ended November 26, 2011.

        During the thirteen and thirty-nine week period ended November 27, 2010, we had no sale leaseback transactions.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $256.0 million for the thirty-nine week period ended November 26, 2011 compared to $467.4 million provided by operating activities in the thirty-nine week period ended November 27, 2010. Cash flow was positively impacted by an increase in accounts payable due to the timing of purchases as well as rent, pension funding and interest payments partially offset by increases in inventory for seasonal build, price inflation and increased store inventory to improve in-stock levels.

        Cash used in investing activities was $154.8 million and $103.2 million for the thirty-nine week periods ended November 26, 2011 and November 27, 2010, respectively. Cash used for the purchase of property, plant, equipment and prescription files as well as proceeds from the sale of assets were higher compared to prior year.

        Cash used in financing activities was $43.8 million for the thirty-nine week period ended November 26, 2011 compared to $345.8 million used in financing activities in the thirty-nine week period ended November 27, 2010. Cash used in financing activities for the thirty-nine weeks ended November 26, 2011 was primarily due to the March 2011 refinancing of our Tranche 3 Term Loan, other debt repayments and a decrease in our zero balance cash accounts. Cash used in financing activities for the thirty-nine weeks ended November 27, 2010 was primarily due to the refinancing activity that occurred during the second quarter of fiscal 2011, the repurchase of $93.8 million of the

Convertible Notes, other scheduled debt repayments and the significant decrease in our zero balance cash accounts.

  Capital Expenditures

        During the thirteen week period ended November 26, 2011, we spent $67.5 million on capital expenditures, consisting of $28.9 million related to new store construction, store relocation and store remodel projects, $26.9 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $11.7 million related to the purchase of prescription files. We plan on making total capital expenditures of approximately $250.0 million during fiscal 2012, consisting of approximately 46.0% related to store relocations and remodels and new store construction, 34.0% related to infrastructure and maintenance requirements and 20.0% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

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

Adjusted EBITDA

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, stock-based compensation expense, debt modifications and retirements, sale of assets and investments, revenue deferrals related to customer loyalty program and other items. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance. In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of Adjusted EBITDA to our net loss for the thirteen and thirty-nine week periods ended November 26, 2011 and November 27, 2010:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands)
Net loss	$(51,985)	$(79,071)	$(207,321)	$(349,731)
Interest expense	129,927	133,742	391,516	415,077
Income tax expense (benefit)	972	(1,613)	533	8,354
Depreciation and amortization expense	107,579	124,985	333,381	378,998
LIFO charges	27,501	3,024	67,503	44,080
Lease termination and impairment charges	11,540	17,003	43,748	56,820
Stock-based compensation expense	4,089	4,167	11,612	13,902
Gain on sale of assets, net	(2,172)	(7,050)	(7,812)	(10,786)
Loss on debt modifications and retirements, net	—	—	17,510	44,003
Closed facility liquidation expense	1,527	2,386	5,159	6,619
Severance costs	—	2,019	256	2,029
Customer loyalty card program revenue deferral	(5,846)	13,807	22,905	34,238
Other	(1,672)	(900)	(10,420)	(70)

Adjusted EBITDA	$221,460	$212,499	$668,570	$643,533

        In addition to Adjusted EBITDA, we occasionally refer to several other Non-GAAP measures, on a less frequent basis, in order to describe certain components of our business and how we utilize them to describe our results. These measures include but are not limited to Adjusted EBITDA Gross Margin and Gross Profit (gross margin/gross profit adjusted for non-EBITDA items), Adjusted EBITDA SG&A (SG&A expenses adjusted for non-EBITDA items), FIFO Gross Margin (gross margin before LIFO charges) and Free Cash Flow (Adjusted EBITDA less cash paid for interest, rent on closed stores, capital expenditures and the change in working capital).

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates for each fiscal year as of November 26, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value at 11/26/2011
	(dollars in thousands)
Long-term debt, including current portion
Fixed rate	$5,153	$114	$186,355	$—	$928,188	$3,533,000	$4,652,810	$4,320,969
Average Interest Rate	1.41%	7.00%	6.95%	0.00%	8.94%	8.90%	8.82%
Variable Rate	$—	$—	$2,971	$1,044,692	$194,430	$326,707	$1,568,800	$1,471,560
Average Interest Rate	0.00%	0.00%	2.00%	2.01%	5.48%	4.50%	2.96%
Total	$5,153	$114	$189,326	$1,044,692	$1,122,618	$3,859,707	$6,221,610	$5,792,529

        As of November 26, 2011, 25.2% of our total debt is exposed to fluctuations in variable interest rates. The interest rate on our variable rate borrowings, which include our revolving credit facility, our Tranche 2 Term loan and Tranche 5 Term loan, are all based on LIBOR. However, the interest rate on the Tranche 5 Term loan has a LIBOR floor of 125 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of November 26, 2011, our annual interest expense would change by approximately $10.4 million.

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

        The Company is currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in several states, including Pennsylvania, New Jersey, New York, Maryland, Massachusetts, Maine, New Hampshire, Washington and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers and co-managers or (ii) current and former store managers and assistant store managers, respectively, working in the Company's stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre-and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for the Company as assistant store managers since December 9, 2006. Notice of the Craig action was sent to the purported members of the collective group (approximately 6,700 current and former assistant store managers) and approximately 1,100 joined the Craig action. The Company has filed a motion to decertify the class which is presently pending. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. The Company is vigorously defending all of these claims.

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

        The Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While the Company's management cannot predict the outcome of these claims with certainty, the Company's management does not believe that the outcome of any of these legal matters will have a material adverse effect on its financial statements.

ITEM 1A.    Risk Factors

        In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I, Item 1A, Risk Factors" in our Annual Report on Form 10-K, for the year ended February 26, 2011 and in our Quarterly Report on Form 10-Q for the thirteen and thirty-nine week period ended November 26, 2011, which could materially affect our business, financial condition or future results.

         Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

        Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated in recent years to create larger healthcare enterprises with greater market power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Repurchases of Equity Securities.    The table below is a listing of repurchases of Common Stock during the third quarter of fiscal 2012.

Fiscal period:	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
August 28 to September 24, 2011	505	$1.05	—	—

September 25 to October 22, 2011	209,799	$0.98	—	—

October 23 to November 26, 2011	—	—	—	—

(1)
Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Removed and Reserved

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010

Exhibit Numbers	Description	Incorporation By Reference To
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 333-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Secured Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 21, 2007, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.9	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.10
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.11	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007
4.12
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Secured Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.14	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.15
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008
4.16
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.17
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.18	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.19	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.20
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.21
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.22
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019.	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.23
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
11	Statement regarding computation of earnings per share (See Note 2 to the condensed consolidated financial statements).	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
101.	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at November 26, 2011 and February 26, 2011, (ii) Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended November 26, 2011 and November 27, 2010, (iii) Condensed Consolidated Statements of Cash Flow for the thirty-nine week periods ended November 26, 2011 and November 27, 2010, and (iv) Notes to Condensed Consolidated Financial Statements tagged in detail.*

*
Furnished, not filed

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 29, 2011	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: December 29, 2011	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer