Form 10-K
period 2012-03-03
RITE AID CORP
filed 2012-04-24
CIK 84129

Use these links to rapidly review the document

Item 9B. Other Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 3, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 27, 2011 was approximately $682,941,816. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         As of April 10, 2012 the registrant had outstanding 898,966,064 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 21, 2012 are incorporated by reference into Part III.

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

  •
  our ability to manage expenses and our investment in working capital;

  •
  continued consolidation of the drugstore and the pharmacy benefit management industries;

  •
  changes in state or federal legislation or regulations, and the impact of healthcare reform, including the forthcoming Supreme Court ruling on the Patient Protection and Affordable Care Act,

  •
  the outcome of lawsuits and governmental investigations;

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

 PART I

Item 1.    Business

Overview

        We are the third largest retail drugstore chain in the United States based on revenues and number of stores. We operate our drugstores in 31 states across the country and in the District of Columbia. As of March 3, 2012, we operated 4,667 stores.

        In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front end" products. In fiscal 2012, prescription drug sales accounted for 68.1% of our total sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" start to enroll, expanded coverage for uninsured Americans as the result of the Patient Protection and Affordable Care Act and the discovery of new and better drug therapies. We carry a full assortment of front end products, which accounted for the remaining 31.9% of our total sales in fiscal 2012. Front end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, beverages, convenience foods, greeting cards, seasonal merchandise and numerous other everyday and convenience products, as well as photo processing. We attempt to distinguish our stores from other national chain drugstores, in part, through our wellness + loyalty program, private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer a wide variety of products under our private brands, which contributed approximately 17.0% and 16.0% of our front end sales in the categories where private brand products were offered in fiscal 2012 and fiscal 2011, respectively.

        The overall average size of each store in our chain is approximately 12,600 square feet. The average size of our stores is larger in the western United States. As of March 3, 2012, 60% of our stores were freestanding; 51% of our stores included a drive-thru pharmacy; 24% included one-hour photo shops; and 46% included a GNC store-within-Rite Aid-store.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD." We were incorporated in 1968 and are a Delaware corporation.

Industry Trends

        The rate of pharmacy sales growth in the United States in recent years has slowed, driven by the decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays, the loss of individual health insurance with the rise of unemployment and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. However, we expect prescription sales to grow in the coming years due to the aging population, increased life expectancy, "baby boomers" becoming eligible for the federally funded Medicare prescription program and new drug therapies. Furthermore, we expect the estimated additional 33 million people who will be covered by health insurance in 2014, and the closing of the "donut hole" in Medicare Part D to be good for our business.

        Generic prescription drugs help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals will continue to increase. Further, a significant number of new generics are expected to be introduced in 2012 and 2013 as many popular branded drugs are scheduled to lose patent protection. The gross profit from a generic drug prescription in the retail drugstore industry is greater than the gross profit from a brand drug prescription, however, the sale amount can be substantially less.

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

        The retail drugstore industry relies significantly on third party payors. Third party payors, including the Medicare Part D plans and the state sponsored Medicaid and related managed care Medicaid agencies, at times change the eligibility requirements of participants or reduce certain reimbursement rates. These changes and reductions are expected to continue. When third party payors, including the Medicare Part D program and state sponsored Medicaid agencies, reduce the number of participants and/or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry adversely affected. These possible adverse effects can be partially or entirely offset by controlling expenses, dispensing more higher margin generics and dispensing more prescriptions overall.

Strategy

        Our primary goal for fiscal 2013, consistent with fiscal 2012, is to grow same stores sales, which is critical for our future financial success. Same store sales growth will enable us to take full advantage of the improvements that we have made in the areas of cost control and working capital management. We also plan to take advantage of the costs savings and gross profit improvement opportunities that will result from the conversion of numerous brand drugs to generic alternatives in fiscal 2013 and beyond. We also plan to increase our capital investment in our store base, which we expect to lead to additional sales growth. We expect these initiatives to lead to growth in long term shareholder value. Following is a description of these initiatives:

        wellness +—We rolled out our wellness + loyalty program in April of 2010. wellness + is a free customer loyalty program that provides benefits to enrolled members based on the accumulation of points for certain front end and prescription purchases. This program provides significant value to customers who achieve Gold, Silver, and Bronze tier levels in the program and has been very well received by our customers. As of April 2012, we had over 52 million members enrolled in the wellness + program. At the end of our fiscal year, wellness + members accounted for 74% of front end sales and 68% of prescriptions filled. wellness + members have higher basket sizes than non-members and also have a much higher rate of prescription retention. wellness + members also are eligible to receive plus-up rewards, which are discounts on certain items featured in our weekly circular and provide members with additional savings for return shopping trips. Beginning in January 2012, we added additional features to the program, which include the creation of a Bronze member tier and the rollout of our Load2Card feature. The Bronze tier is achieved when a member reaches 250 points, Bronze tier members receive 10% off on the purchase of all Rite Aid private brand merchandise and a one-time10% shopping pass. Load2Card is a new coupon management program and is the first of its kind in the drugstore retailer space. It enables customers to save, manage and redeem Rite Aid and manufacturer coupons available throughout the internet via their wellness + card. Customers have responded favorably to these enhancements.

        We believe that the wellness + program has contributed to the improvement in our fiscal 2012 sales trends. We plan on making additional incremental investments in wellness + in fiscal 2013, primarily in additional discounts, as we expect more customers to move into the Gold, Silver, and Bronze levels.

        Express Scripts customers—As of January 1, 2012, the Express Scripts pharmacy benefit management network decreased the number of participating pharmacies. This has contributed to an increase in same store script volume in the fourth quarter of fiscal 2012. To the extent that the Express Scripts pharmacy benefit management network continues to exclude other pharmacies from their network, we have the opportunity to pick up incremental share. We plan to work proactively to ensure that we attract and retain as many new customers as possible Efforts to do so will include adjusting pharmacy staffing levels where appropriate, encouraging customers to sign up for wellness +, and continuing to communicate in print, signage and other advertising channels that we accept Express Scripts pharmacy benefit management network patients.

        Wellness remodels—During fiscal 2012, we introduced our new Wellness format store. These stores offer expanded clinical pharmacy services and new health and wellness product offerings. They are staffed with our unique Wellness Ambassadors, who serve as an added customer resource and bridge from the front end of the stores to the pharmacy. We completed 274 wellness remodels in fiscal 2012 and expect to complete an additional 500 in fiscal 2013. Our customers have responded favorably to this unique store format and recent sales results in these stores have been encouraging.

        Healthcare services—During fiscal 2012, we increased the number of Rite Aid immunizing pharmacists to 11,000, expanded our immunization services to all of our stores and administered 1.5 million flu shots. In addition to flu shots, we also expanded the scope of our immunization services to 14 different disease states. Continuing to expand the volume and types of immunizations that we can perform will be an area of focus for fiscal 2013. In conjunction with Optum Health, last August we introduced NowClinic Online Care services inside select Rite Aid pharmacies in the greater Detroit area. These clinics provide on-line access to a physician, who has the ability to diagnose and potentially write prescriptions for our patients. We have also introduced wellness + for diabetes, the first extension of our wellness + program to provide discounts on front-end products and resources for diabetes patients and caregivers. One such resource is "Diabetes Head2Toe", a unique collaboration with Web MD to provide online tools to help patients manage and live well with diabetes. We are focused on healthcare-related services because we believe these services will help build loyalty with existing customers and attract new ones.

        Script file purchases—We intend to increase the amount of capital allocated to the purchase of prescription files from $35.0 million in fiscal 2012 to $50.0 million in fiscal 2013.

        Private brands—During fiscal 2011, we began the rollout of a new private brand architecture, which includes the consolidation of our private brands in three separate tiers. We have converted about 2,900 items to the new architecture and have improved our private brand penetration by 100 basis points over the prior year. We expect to have approximately 3,000 items in these brands in fiscal 2013. Many of the new items are in our price fighter brand, Simplify, and we believe customers have found these products to be of high quality and provide great value.

        Customer service—We have put programs in place in store operations to stress the importance of greeting our customers more frequently and assisting them with their purchases. We made investments in technology in fiscal 2011 and 2012 that make it easier for our store associates to perform necessary tasks, such as price changes and backroom inventory management, which will free up their time to focus on the customer. During fiscal 2012, we increased the amount of dollars spent on training our store and field associates on customer service skills. We believe this additional focus has helped drive our same store sales increases in fiscal 2012 and this will continue to be an area of focus for us in fiscal 2013.

        We made significant reductions to our SG&A expense over the past few years through better control of store labor and other controllable costs in the stores, consolidation of our distribution center network, a centralized indirect procurement function for all non-merchandise purchases and through initiatives aimed to simplify our processes in the stores and at our Corporate office. We will continue to focus on controlling costs in fiscal 2013 so that we can maximize the benefits of our sales initiatives.

Products and Services

        Sales of prescription drugs represented approximately 68.1%, 67.8%, and 67.9% of our total sales in fiscal years 2012, 2011 and 2010, respectively. In fiscal years 2012, 2011 and 2010, prescription drug sales were $17.7 billion, $17.0 billion, and $17.4 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We carry a full assortment of non-prescription, or front end products. The types and number of front end products in each store vary, and selections are based on customer needs and preferences and available space. No single front end product category contributed significantly to our sales during fiscal 2012. Our principal classes of products in fiscal 2012 were the following:

Product Class	Percentage of Sales
Prescription drugs	68.1%
Over-the-counter medications and personal care	9.8%
Health and beauty aids	5.2%
General merchandise and other	16.9%

        We offer a wide variety of products under our private brands, which contributed approximately 17.0% of our front end sales in the categories where private brand products were offered in fiscal 2012. We intend to increase the number of private brand products during fiscal 2013, many of which will be in our price fighter brand, Simplify. We believe that our customers find these products to be of high quality and provide great value.

        We have a strategic alliance with GNC under which we have opened over 2,100 GNC "stores-within-Rite Aid-stores" as of March 3, 2012 and a contractual commitment to open additional stores by December 2014. We incorporate the GNC store-within-Rite Aid-store concept into many of our new and relocated stores and into many of our Wellness remodels. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

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

        We continue to embrace technology as a way to enhance the customer experience. We completed the development of our new mobile app, which is now available for download for both the Android and iPhone platforms. This free app allows our customers to use their smartphones to order refills by scanning their prescription bottle, manage their wellness + account, access the weekly circular to view sale items and locate a nearby Rite Aid store using GPS.

Suppliers

        During fiscal 2012, we purchased brand pharmaceuticals and some generic pharmaceuticals, which amounted to approximately 90.9% of the dollar volume of our prescription drugs, from a single wholesaler, McKesson Corp ("McKesson"), under a contract which runs through April 1, 2013. Under the contract, with limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling prescriptions for brand-named drugs until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes, which could negatively affect our business.

        We purchase most of our generic (non-brand name) pharmaceuticals directly from manufacturers which account for approximately 76% of our prescription volume. We believe the loss of any one generic supplier would not disrupt our ability to fill generic (non-brand name) prescriptions but could negatively impact our results.

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

Customers and Third Party Payors

        During fiscal 2012, our stores filled approximately 295 million prescriptions and served an average of 2.1 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2012, 96.5% of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2012, the top five third party payors accounted for approximately 66.4% of our pharmacy sales. The largest third party payor represented 22.9% of our pharmacy sales.

        During fiscal 2012, Medicaid and related managed care Medicaid payors sales were approximately 17.7% of our pharmacy sales, of which the largest single Medicaid payor was approximately 2.1% of our pharmacy sales. During fiscal 2012, approximately 28.2% of our pharmacy sales were to customers covered by Medicare Part D.

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

Marketing and Advertising

        In fiscal 2012, marketing and advertising expense was approximately $369.4 million, which was spent primarily on weekly circular advertising. Our marketing and advertising activities centered primarily on the following:

  •
  Product price promotions to draw customers to our stores;

  •
  Our wellness + loyalty program, which benefits members based on accumulating points for certain front end and prescription purchases, and offers + UP rewards to provide members additional savings;

  •
  Our value plus concept pilot stores offer our customers specific shopping experiences and high value products in addition to those found in a traditional drug store;

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

Associates

        We believe that our relationships with our associates are good. As of March 3, 2012, we had approximately 90,000 associates: 12% were pharmacists, 43% were part-time and 26% were represented by unions. Associate satisfaction is critical to the success of our strategy. We have surveyed our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission. We have also instituted an internal group, consisting of managers and staff from all components of our business that is responsible for using feedback from associates throughout the Company to create a better work environment.

        The pharmacist shortage has eased significantly. The increase in the number of graduates from U.S. Schools of Pharmacy is starting to meet the workforce demand. However, pharmacist employment opportunities still exist in certain areas.

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

        Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language (XBRL) data files of our annual report and quarterly reports beginning with our fiscal 2011 second quarter 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish them to, the SEC. We do not intend for the information contained on our website to be part of this annual report on Form 10-K.

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

        The United States economy is continuing to feel the impact of the economic downturn that began in late 2007, and the future economic environment may not fully recover to levels prior to the downturn. This economic uncertainty has and could further lead to reduced consumer spending for the foreseeable future. If consumer spending continues to decrease or does not recover, we may not be able to sustain the improvement in our same store sales. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. We operate a number of stores in areas that are experiencing a lower recovery than the economy on a national level. A continued softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of March 3, 2012, $6.3 billion of outstanding indebtedness and stockholders' deficit of $2.6 billion. We also had additional borrowing capacity under our $1.175 billion senior secured revolving credit facility of approximately $910.8 million, net of outstanding letters of credit of $128.2 million. Our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2012, 2011, 2010, 2009 and 2008 by $412.4 million, $564.8 million, $498.4 million, $2.6 billion and $340.6 million, respectively.

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

        We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2013 and have no significant maturities prior to June 2014. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations or otherwise be required to delay our planned activities. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facility are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        As of March 3, 2012, approximately $1.5 billion of our outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate ("LIBOR"). Borrowings under our Tranche 5 Term Loan due March 2018 are subject to a minimum LIBOR floor of 125 basis points. Our Tranche 2 Term Loan due June 2014 and borrowings under our senior secured revolving credit facility are most sensitive to LIBOR fluctuations because there is no floor. If LIBOR rises, the interest rates on outstanding debt will increase. Therefore an increase in LIBOR would increase our interest payment obligations under those loans and have a negative effect on our cash flow and financial condition. We currently do not maintain hedging contracts that would limit our exposure to variable rates of interest.

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

        The senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility has a financial covenant which requires us to maintain a minimum fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.05 to 1.00. As of March 3, 2012, we had availability under our revolving credit facility of approximately $910.8 million and were in compliance with the senior secured credit facility's financial covenant.

Our stockholders will experience dilution if we issue additional common stock.

        Subject to any required approval under the stockholder agreement (the "Stockholder Agreement") that we entered into at the time of the Brooks Eckerd acquisition, we are generally not restricted from issuing additional shares of our common shares or preferred stock, including, subject to the terms of our outstanding debt instruments, any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares or preferred stock or any substantially similar securities, whether for cash, as part of incentive compensation or in refinancing transactions. Any additional future issuances of common stock will reduce the percentage of our common stock owned by investors who do not participate in such issuances. In most circumstances, stockholders will not be entitled to vote on whether or not we issue additional shares of common stock. The market price of our common stock could decline as a result of issuances of a large number of shares of our common stock or the perception that such issuances could occur.

Subject to certain limitations, Jean Coutu Group may sell Rite Aid common stock at any time, which could cause our stock price to decrease.

        The shares of Rite Aid common stock that the Jean Coutu Group currently holds are generally restricted, but Jean Coutu Group may sell these shares under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act or in accordance with Rule 144 under the Securities Act. On April 20, 2012, the Jean Coutu Group announced that it had disposed of

56,000,000 of its 234,401,162 shares of our common stock. We have entered into a registration rights agreement with Jean Coutu Group, which will give Jean Coutu Group the right to require us to register all or a portion of its shares at any time (subject to certain exceptions). The sale of a substantial number of our shares by Jean Coutu Group or our other stockholders within a short period of time could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of Rite Aid common stock or acquire other businesses using Rite Aid common stock as consideration.

We are in compliance with all New York Stock Exchange continued listing requirements. However, if we do not continue to maintain compliance with such requirements, our common stock may be delisted.

        On March 1, 2011, we were notified by the NYSE that, as of March 1, 2011, we regained compliance with the NYSE minimum share price listing requirement. We are now in compliance with all NYSE listing rules, have actively been taking steps to maintain our listing and expect our efforts to maintain our NYSE listing will be successful. However, there can be no assurance that we will maintain compliance with the NYSE minimum share price rule or other continued listing requirements. In the event of a delisting, all holders of our $64.2 million of outstanding 8.5% Convertible Notes due May 2015 ("Convertible Notes") would be entitled to require us to repurchase their Convertible Notes. Our senior secured credit facility permits us to make such a repurchase of the Convertible Notes; provided that, before and after such transaction, no default or event of default shall have occurred and be continuing under the senior secured credit facility and we have more than $100.0 million of availability under our revolving credit facility. Our ability to pay cash to holders of the Convertible Notes may be limited by our financial resources at the time of such repurchase. We cannot assure you that sufficient financing will be available on terms acceptable to us if necessary to make any required repurchase of the Convertible Notes.

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

        At March 3, 2012, Jean Coutu Group owned approximately 25.2% of the voting power of Rite Aid. Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) generally has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Stockholder Agreement provides that Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) has the right to designate three of the eleven members of our board of directors, subject to adjustment based on its ownership position in us. On April 20, 2012, the Jean Coutu Group announced that it had disposed of 56,000,000 of its 234,401,162 shares of our common stock. As a result of such sale, the Jean Coutu Group was required to cause one of its designees to immediately resign from our board of directors and Andre Belzile resigned from our board of directors effective April 23, 2012. Following Mr. Belzile's resignation and reduction of the size of our board of directors from eleven to ten members, the Jean Coutu Group will continue to have the right to designate two members of our board of directors, subject to adjustment for future reductions in its ownership position in us. Accordingly, Jean Coutu Group generally is, and is expected to continue to be, able to significantly influence the outcome of all matters that come before our board of directors. As a result of its significant interest in us, Jean Coutu Group may have the power, subject to applicable law (including the fiduciary duties of the directors designated by Jean Coutu Group), to significantly influence actions that might be favorable to Jean Coutu Group, but not necessarily favorable to our financial condition and results of operations. In addition, the ownership position and governance rights of Jean Coutu Group could discourage a third party from proposing a change of control or other strategic transaction concerning us.

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

        We purchase all of our brand prescription drugs from a single wholesaler, McKesson, pursuant to a contract that runs through April 1, 2013. Pharmacy sales represented approximately 68.1% of our total sales during fiscal 2012, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson would make it difficult for us to continue to operate our business until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. There can be no assurance that we would be able to find a replacement wholesaler on a timely basis or that such a wholesaler would be able to fulfill our demands on similar terms, which would have a material adverse effect on our results of operations, financial condition and cash flows. In addition, because McKesson acts as a wholesaler for drugs purchased from ultimate manufacturers worldwide, any disruption in the supply of a given drug could adversely impact McKesson's ability to fulfill our demands, which would have a material adverse effect on our results of operations, financial condition and cash flows.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

        We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

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

        Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated or are in the process of consolidating, such as the recent merger of Express Scripts and Medco Health Solutions, to create larger healthcare enterprises with greater market power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

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

        Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid agencies, represented 96.5% of our business in fiscal 2012.

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

        Although more licensed pharmacists and new graduates are seeking positions in many markets there is still an unmet demand for pharmacists in limited regions of the country that are challenging to staff. We continue to offer competitive compensation plans to retain and attract current and future pharmacists, work with colleges of pharmacy across the U.S. to recruit both pharmacy interns and pharmacy graduates, but if the shortage recurs in one or more markets, our ability to compete effectively in any market could be adversely impacted.

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

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of March 3, 2012, we operated 4,667 retail drugstores. The overall average selling square feet of each store in our chain is approximately 10,000 square feet. The overall average total square feet of each store in our chain is 12,600. The stores in the eastern part of the U.S. average 8,900 selling square feet per store (11,100 average total square feet per store). The stores in the western part of the U.S. average 15,100 selling square feet per store (19,500 average total square feet per store).

        Our Customer World store has an overall average selling square footage of 11,700 and an overall average total square feet of 14,900. The Customer World store in the eastern part of the U.S. averages 11,000 selling square feet (14,000 average total square feet per store). The Customer World store prototype in the western part of the U.S. averages 13,800 selling square feet (17,500 average total square feet per store).

        The table below identifies the number of stores by state as of March 3, 2012:

State	Store Count
Alabama	94
California	588
Colorado	20
Connecticut	77
Delaware	43
District of Columbia	7
Georgia	191
Idaho	13
Indiana	10
Kentucky	116
Louisiana	65
Massachusetts	155
Maine	79
Maryland	144
Michigan	282
Mississippi	27
North Carolina	228
Nevada	1
New Hampshire	68
New Jersey	264
New York	630
Ohio	227
Oregon	71
Pennsylvania	548
Rhode Island	45
South Carolina	96
Tennessee	83
Utah	22
Vermont	38
Virginia	192
Washington	139
West Virginia	104

Total	4,667

        Our stores have the following attributes at March 3, 2012:

Attribute	Number	Percentage
Freestanding	2,803	60.1%
Drive through pharmacy	2,400	51.4%
Photo finishing capability	4,651	99.7%
GNC stores-within a Rite Aid-store	2,138	45.8%

        We lease 4,408 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 259 drugstore facilities are owned.

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

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of March 3, 2012, we had 8,633,833 square feet of excess space, 4,907,155 square feet of which was subleased.

Item 3.    Legal Proceedings

        While we cannot predict with certainty the timing or outcome of the legal matters described below, we do not believe that any of these matters will have a material effect on our business or financial condition. We cannot give assurance, however, that an unfavorable outcome in one or more of these matters will not have a material effect on our results of operations for the period in which they are resolved.

        We are currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in several states, including Pennsylvania, New Jersey, New York, Maryland, Massachusetts, Maine, New Hampshire, Washington and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers and co-managers or (ii) current and former store managers and assistant store managers, respectively, working in the our stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre-and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for us as assistant store managers since December 9, 2006. Notice of the Craig action was sent to the purported members of the collective group (approximately 6,700 current and former assistant store managers) and approximately 1,100 joined the Craig action. We have filed a motion to decertify the class which is presently pending. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. In another of the cases, Ibea v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of former salaried co-managers, the Court, on January 9, 2012, conditionally certified a collective group of individuals who worked for us as salaried co-managers. The Court ordered that Notice of the Ibea action be sent to the purported members of the collective group (approximately 650 former salaried co-managers) and approximately 140 joined the Ibea action. At this time, we are not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. Our management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. We are vigorously defending all of these claims.

        We are currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to pay for missed meals and rest periods and failure to provide employee seating. These suits purport to be class actions and seek substantial damages. At this time, we are not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. Our management believes, however, that the plaintiffs' allegations are without merit and that their claims are not appropriate for class action treatment. We are vigorously defending all of these claims.

        We were served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG, the United States Attorney's Office for the Central District of California and the United States Department of Justice Commercial Litigation Branch. The subpoena requests records related to any gift card or similar programs for customers who transferred prescriptions for drugs or medicines to our pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. We are in the process of completing our production of records in response to the subpoena and are unable to predict with certainty the timing or outcome of any review by the government of such information.

        We received a subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of hazardous waste. We are completing our production of records in response to the subpoena. We are unable to predict with certainty the timing or outcome of any review by the government of such information.

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

        We are subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While our management cannot predict the outcome of these claims with certainty, our management does not believe that the outcome of any of these legal matters will have a material effect on its financial statements.

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

        Our common stock is listed on the NYSE under the symbol "RAD." On April 10, 2012, we had approximately 24,997 stockholders of record. Quarterly high and low closing stock prices, based on the composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2013 (through April 10, 2012)	First	$2.05	$1.65
2012	First	1.31	0.98
	Second	1.35	0.97
	Third	1.33	0.91
	Fourth	1.67	1.14
2011	First	1.74	1.08
	Second	1.18	0.88
	Third	1.10	0.87
	Fourth	1.41	0.88

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

        Our Chief Executive Officer certified to the NYSE on July 13, 2011 that he was not aware of any violation by the Company of the NYSE's corporate governance listing standards.

 STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index and (ii) the Russell 1000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on March 3, 2007 and reinvestment of dividends).

        For comparison of cumulative total return, we have elected to use the Russell 1000 Consumer Staples Index, consisting of 49 companies, including two of our largest competitors, and the Russell 1000 Index. This allows comparison of the company to a peer group of similar sized companies. The Russell 1000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 1000 Index consists of the largest 1000 companies in the Russell 3000 Index and represents the universe of large capitalization stocks from which many active money managers typically select.

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2012

	2008	2009	2010	2011	2012
RITE AID CORP	45.96	4.82	26.16	22.03	28.78
Russell 1000 Index	97.64	55.05	85.51	105.12	111.16
Russell 1000 Consumer Staples Index	109.22	79.54	110.70	126.79	147.53

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes.

        Selected financial data for the fiscal years 2009 and 2008 have been adjusted to reflect the operations of our 28 stores in the Las Vegas market area as a discontinued operations as we entered into an agreement to sell the prescription files and terminate the operations of these stores during the fourth quarter of fiscal 2008.

        Selected financial data for March 1, 2008 includes Brooks Eckerd results of operations for the thirty-nine week period ended March 1, 2008.

	Fiscal Year Ended
	March 3, 2012 (53 weeks)	February 26, 2011 (52 weeks)	February 27, 2010 (52 weeks)	February 28, 2009 (52 weeks)	March 1, 2008 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$26,121,222	$25,214,907	$25,669,117	$26,289,268	$24,326,846
Costs and expense:
Cost of goods sold	19,327,887	18,522,403	18,845,027	19,253,616	17,689,272
Selling, general and administrative expenses(1)	6,531,411	6,457,833	6,603,372	6,985,367	6,366,137
Goodwill impairment charge	—	—	—	1,810,223	—
Lease termination and impairment charges	100,053	210,893	208,017	293,743	86,166
Interest expense	529,255	547,581	515,763	477,627	449,596
Loss on debt modifications and retirements, net	33,576	44,003	993	39,905	12,900
(Gain) loss on sale of assets and investments, net	(8,703)	(22,224)	(24,137)	11,581	(3,726)

Total costs and expenses	26,513,479	25,760,489	26,149,035	28,872,062	24,600,345

Loss before income taxes	(392,257)	(545,582)	(479,918)	(2,582,794)	(273,499)
Income tax (benefit) expense	(23,686)	9,842	26,758	329,257	802,701

Net loss from continuing operations	(368,571)	(555,424)	(506,676)	(2,912,051)	(1,076,200)
Loss from discontinued operations, net of gain on disposal and income tax benefit	—	—	—	(3,369)	(2,790)

Net loss	$(368,571)	$(555,424)	$(506,676)	$(2,915,420)	$(1,078,990)

Basic and diluted loss per share:
Basic loss per share	$(0.43)	$(0.64)	$(0.59)	$(3.49)	$(1.54)

Diluted loss per share	$(0.43)	$(0.64)	$(0.59)	$(3.49)	$(1.54)

Year-End Financial Position:
Working capital	$1,934,267	$1,991,042	$2,332,976	$2,062,505	$2,123,855
Property, plant and equipment, net	1,902,021	2,039,383	2,293,153	2,587,356	2,873,009
Total assets	7,364,291	7,555,850	8,049,911	8,326,540	11,488,023
Total debt(2)	6,328,201	6,219,865	6,370,899	6,011,709	5,985,524
Stockholders' (deficit) equity	(2,586,756)	(2,211,367)	(1,673,551)	(1,199,652)	1,711,185
Other Data:
Cash flows (used in) provided by:
Operating activities	266,537	395,849	(325,063)	359,910	79,368
Investing activities	(221,169)	(156,677)	(120,486)	(346,358)	(2,933,744)
Financing activities	25,801	(251,650)	397,108	(17,279)	2,903,990
Capital expenditures	250,137	186,520	193,630	541,346	740,375
Basic weighted average shares	885,819,000	882,947,000	880,843,000	840,812,000	723,923,000
Diluted weighted average shares	885,819,000	882,947,000	880,843,000	840,812,000	723,923,000
Number of retail drugstores	4,667	4,714	4,780	4,901	5,059
Number of associates	90,000	91,800	97,500	103,000	112,800

(1)
Includes stock-based compensation expense. Stock based compensation expense for all fiscal years presented was determined using the fair value method set forth in ASC 718, "Compensation—Stock Compensation."

(2)
Total debt included capital lease obligations of $127.0 million, $140.3 million, $152.7 million, $193.8 million, and $216.3 million, as of March 3, 2012, February 26, 2011, February 27, 2010, February 28, 2009, and March 1, 2008, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for fiscal 2012 was $368.6 million or $0.43 per basic and diluted share, compared to net loss for fiscal 2011 of $555.4 million or $0.64 per basic and diluted share and a net loss for fiscal 2010 of $506.7 million or $0.59 per basic and diluted share. Our operating results are described in detail in the Results of Operations section of this Item 7. Some of the key factors that impacted our results in fiscal 2012, 2011 and 2010 are summarized as follows:

        Sales Trends:    Our revenue growth for fiscal 2012 was 3.6% compared to revenue declines of 1.8% and 2.4% for fiscal 2011 and 2010, respectively.

        Lease termination and impairment charges:    We recorded lease terminations and impairment charges of $100.1 million in fiscal 2012 compared to $210.9 million and $208.0 million in fiscal 2011 and 2010, respectively.

        LIFO Charges:    We record the value of our inventory on the Last-In, First-Out (LIFO) method. We recorded non-cash LIFO charges of $188.7 million, $44.9 million and $88.5 million in fiscal 2012, 2011 and 2010, respectively. The higher LIFO charge this year is due to higher inflation on both pharmacy and front end products.

        Debt Refinancing:    In fiscal 2012, we continued to take steps to extend the terms of our debt and obtain more flexibility. In March 2011, we entered into a new $343.0 million Tranche 5 Term Loan under our senior secured credit facility, the proceeds of which were used to repay and retire all borrowings under our Tranche 3 Term Loans. In connection with the Tranche 3 Term Loan repayment and retirement we recorded a loss on debt modification of $22.4 million during the first quarter of fiscal 2012 due to the write off of debt issue costs of $2.7 million and unamortized original issuance discount of $19.7 million.

        In August 2011, we repurchased $41.0 million of our 8.625% senior notes due March 2015, $5.0 million of our 9.375% senior notes due December 2015 and $4.5 million of our 6.875% senior debentures due August 2013. These repurchases resulted in a gain in the second quarter of fiscal 2012 of $5.0 million.

        In February 2012, we issued $481.0 million of our 9.25% senior notes due March 2020. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured unsubordinated basis, by all of our subsidiaries that guarantee our obligations under our senior secured credit facility and our outstanding 8.00% senior secured notes due 2020, 9.75% senior secured notes due 2016, 10.375% senior secured notes due 2016, 7.5% senior secured notes due 2017, 10.25% senior secured notes due 2019, 9.375% senior notes due 2015 and 9.5% senior notes due 2017. The proceeds of the notes, together with available cash, were used to repurchase and repay all of the outstanding 8.625% senior notes due March 2015. In February 2012, we completed a tender offer for the 8.625% notes in which $404.8 million aggregate principal amount of the outstanding 8.625% notes were tendered and repurchased by us. In February 2012, we called for the redemption of the remaining 8.625% notes. We redeemed the remaining 8.625% notes in March 2012 for $55.7 million which included the call premium and interest through the call date. The refinancing resulted in a loss in the fourth quarter of fiscal 2012 of $16.1 million.

        These transactions are described in more detail in the "Liquidity and Capital Resources" section below.

        Income Tax:    Net loss for fiscal 2012 included income tax benefit of $23.7 million, compared to income tax expense of $9.8 million for fiscal 2011 and income tax expense of $26.8 million for fiscal 2010. The benefit recognized in fiscal 2012 was primarily comprised of adjustments to unrecognized tax benefits due to the lapse of statute of limitations compared to income tax expense for fiscal 2011 and 2010 primarily for the accrual of state and local taxes and adjustments to unrecognized tax benefits. We maintain a full valuation allowance against the net deferred tax assets. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets.

        Dilutive Equity Issuances:    On March 3, 2012, 898.7 million shares of common stock were outstanding and an additional 129.8 million shares of common stock were issuable related to outstanding stock options, convertible preferred stock and convertible notes.

        On March 3, 2012, our 129.8 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)(b)	Preferred Stock	Convertible Notes	Total
$0.99 and under	12,684	—	—	12,684
$1.00 to $1.99	52,227	—	—	52,227
$2.00 to $2.99	1,789	—	24,800	26,589
$3.00 to $3.99	740	—	—	740
$4.00 to $4.99	3,044	—	—	3,044
$5.00 to $5.99	1,062	31,195	—	32,257
$6.00 and over	2,252	—	—	2,252

Total issuable shares	73,798	31,195	24,800	129,793

(a)
The exercise of these options would provide cash of $112.4 million.

(b)
On March 21, 2011, we launched a Stock Option Exchange Program ("Program") for eligible associates only. Under the Program, eligible associates had the opportunity to surrender certain stock options for a lesser number of new stock options with an exercise price that was determined based on the closing market price on April 21, 2011, the day the Program concluded. The number of new options was determined by applying exchange ratios that resulted in providing new stock options with an aggregate fair value that approximated the aggregate fair value of the options they replaced. The new options vest over two years and have a five year life with an exercise price of $1.03. A total of 14.0 million options with an average exercise price in excess of $1.77 were cancelled and 5.3 million new options were granted with an exercise price of $1.03. The Company recognized a minimal incremental compensation expense as a result of the Program.

Results of Operations

  Revenue and Other Operating Data

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
	(Dollars in thousands)
Revenues	$26,121,222	$25,214,907	$25,669,117
Revenue growth (decline)	3.6%	(1.8)%	(2.4)%
Same store sales growth (decline)	2.0%	(0.7)%	(0.9)%
Pharmacy sales growth (decline)	1.9%	(1.8)%	(1.4)%
Same store pharmacy sales growth (decline)	2.4%	(0.9)%	0.1%
Pharmacy sales as a % of total sales	68.1%	67.8%	67.9%
Third party sales as a % of total pharmacy sales	96.5%	96.2%	96.2%
Front end sales growth (decline)	0.7%	(1.6)%	(4.3)%
Same store front end sales growth (decline)	1.1%	(0.3)%	(2.9)%
Front end sales as a % of total sales	31.9%	32.2%	32.1%
Store data:
Total stores (beginning of period)	4,714	4,780	4,901
New stores	—	3	17
Closed stores	(47)	(69)	(138)
Store acquisitions, net	—	—	—
Total stores (end of period)	4,667	4,714	4,780
Remodeled stores	279	19	8
Relocated stores	15	28	41

  Revenues

        Fiscal 2012 compared to Fiscal 2011:    The 3.6% increase in revenue was primarily driven by an increase in same store sales and an additional week in fiscal 2012. The increase in same store sales was driven by the positive impact of our wellness + loyalty program, our flu immunization program and other management initiatives to increase sales and prescriptions. These increases were partially offset due to lower pharmacy reimbursement rates and by operating fewer stores than last year. Same store sales trends for fiscal 2012 and fiscal 2011 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

        Pharmacy same store sales increased 2.4%. Pharmacy same store sales were positively impacted by an increase of 0.9% in same store prescriptions driven in part by our immunization program, our wellness + loyalty program and inflation on brand drugs. Same store sales were also positively impacted by new customers resulting from the decrease in the number of pharmacies in the Express Scripts pharmacy benefit management network, partially offset by an approximate 1.7% negative impact from new generic introductions and lower reimbursement rates from pharmacy benefit managers and government payors.

        Front end same store sales increased 1.1% from the prior year reflecting the positive impact of our wellness + program and other management initiatives to increase sales in the front end. The trend improved during our fourth quarter to a same store sales increase of 1.6% due to continued growth in our wellness + program and strong seasonal sales.

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

        Front end same store sales decreased 0.3% from the prior year due to weakness in the overall economic environment and its impact on consumer spending behavior, partially offset by various management initiatives, such as our wellness + loyalty card program. The trend improved during our fourth quarter due largely to the later cough, cold and flu season and our wellness + loyalty card program, which resulted in a front-end same store sales increase of 1.0% compared to the fourth quarter last year.

Costs and Expenses

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold	$19,327,887	$18,522,403	$18,845,027
Gross profit	6,793,335	6,692,504	6,824,090
Gross margin	26.0%	26.5%	26.6%
Selling, general and administrative expenses	$6,531,411	$6,457,833	$6,603,372
Selling, general and administrative expenses as a percentage of revenues	25.0%	25.6%	25.7%
Lease termination and impairment charges	100,053	210,893	208,017
Interest expense	529,255	547,581	515,763
Loss on debt modifications and retirements, net	33,576	44,003	993
Gain on sale of assets, net	(8,703)	(22,224)	(24,137)

  Cost of Goods Sold

        Gross profit increased by $100.8 million in fiscal 2012 compared to fiscal 2011 due to overall revenue growth. Pharmacy gross profit was higher due to increased prescription volume and the introduction of new generics including generic Lipitor, partially offset by continued pressure on pharmacy benefit manager and governmental reimbursement rates. Front-end gross profit was driven by higher sales reflecting the positive impact of our wellness + loyalty program and continued strong Rite Aid Brand private label penetration.

        Overall gross margin was 26.0% for fiscal 2012 compared to 26.5% in fiscal 2011. Front end gross margin was lower due to a higher LIFO charge partially offset by increased private label penetration.

Pharmacy gross margin was lower due to a higher LIFO charge and continued reimburse rate pressure partially offset by new generic introductions.

        Gross profit decreased for fiscal 2011 compared to fiscal 2010 due to lower same store sales and higher wellness + loyalty program revenue deferrals. Gross margin was 26.5% for fiscal 2011 compared to 26.6% in fiscal 2010. The decline in gross margin was due primarily to deferred revenue related to our wellness + customer loyalty program and a slight reduction in pharmacy gross margin, partially offset by lower product costs and new generic introductions. There was a negative impact from the reductions in Medicare reimbursements resulting from the AWP rollback which was fully cycled in September 2010. The pharmacy margin pressure slowed as we continued to cycle the more significant maximum allowable costs ("MAC") of new generics which occurred last year. Front-end gross margin was lower due primarily to an increase in deferred revenue related to our wellness + customer loyalty program and related discounts. Partially offsetting the lower gross margin discussed above was a reduction in LIFO and inventory cost capitalization charges.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO charge was $188.7 million in fiscal 2012, $44.9 million in fiscal 2011, and $88.5 million in fiscal 2010. The increase in the LIFO charge in fiscal 2012 is due to higher inflation on both pharmacy and front end products. The pharmacy inflation rate in fiscal 2012 was 6.6% higher than the prior year and front-end inflation was over 1.7% higher than the prior year.

  Selling, General and Administrative Expenses

        SG&A expenses increased by $73.6 million in fiscal 2012 compared to fiscal 2011 due mostly to expenses associated with the fifty-third week in fiscal 2012. SG&A as a percentage of revenue improved over fiscal 2011 due to leveraging our fixed costs relative to revenue growth. SG&A for fiscal 2012 was 25.0% as a percentage of revenue, compared to 25.6% in fiscal 2011. The decrease in SG&A as a percentage of revenues is mostly due to a decrease in salaries and benefits resulting from continued labor control initiatives, lower occupancy and lower depreciation and amortization, and other cost containment initiatives. These favorable variances were partially offset by an increase in bonus expense relating to improved results and higher workers' compensation costs associated with unfavorable discount rate changes.

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

  Lease Termination and Impairment Charges

Impairment Charges:

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that an asset group has a carrying value that may not be recoverable. The individual operating store is the lowest level for which cash flows are identifiable. As such, we evaluate individual stores for recoverability. To determine if a store needs to be tested for recoverability, we consider items such as decreases in market prices, changes in the manner in which the store is being used or physical condition, changes in legal factors or business climate, an accumulation of losses significantly in excess of budget, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection of continuing losses, or an expectation that the store will be closed or sold.

        We monitor new and recently relocated stores against operational projections and other strategic factors such as regional economics, new competitive entries and other local market considerations to determine if an impairment evaluation is required. For other stores, we perform a recoverability analysis if they have experienced current-period and historical cash flow losses.

        In performing the recoverability test, we compare the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to our future cash flow projections include expected sales, gross profit, and distribution expenses; expected costs such as payroll, occupancy costs and advertising expenses; and estimates for other significant selling, and general and administrative expenses. Many long-term macro-economic and industry factors are considered, both quantitatively and qualitatively, in our future cash flow assumptions. In addition to current and expected economic conditions such as inflation, interest and unemployment rates that affect customer shopping patterns, we consider that we operate in a highly competitive industry which includes the actions of other national and regional drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Many of our competitors are spending significant capital and promotional dollars in certain geographies to gain market share. We have assumed certain sales growth from a new loyalty program, which although it's in its early marketing stages, is expected to not only retain but gain loyal customers. Recent and proposed Pharmacy Benefit Management consolidation and efforts of third party public and private payers have reduced pharmacy reimbursement rates in recent years. We expect this rate compression, which currently affects over 96% of our pharmacy business, to continue to affect us in the foreseeable future. We operate in a highly regulated industry and must make assumptions related to Federal and State efforts and proposals to affect the pricing and regulations related to prescription drugs, as well as, expected revenues and costs related to the new Patient Protection and Affordable Care Act (health care reform).

        Additionally, we take into consideration that certain operating stores are executing specific improvement plans which are monitored quarterly to recoup recent capital investments, such as an acquisition of an independent pharmacy, which we have made to respond to specific competitive or local market conditions, or have specific programs tailored towards a specific geography or market.

        We recorded impairment charges of $52.0 million in fiscal 2012, $115.1 million in fiscal 2011 and $75.5 million in fiscal 2010. Our methodology for recording impairment charges has not changed materially, and has been consistently applied in the periods presented.

        At March 3, 2012, approximately $2.0 billion of our long-lived assets, including intangible assets, were associated with 4,667 active operating stores.

        If an operating store's estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value which is its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset.

        An impairment charge is recorded in the period that the store does not meet its original return on investment and/or has an operating loss for the last two years and its projected cash flows do not exceed its current carrying cost. The amount of the impairment charge is the entire difference between the current carrying value and the estimated fair value of the assets using discounted future cash flows. Most stores are fully impaired in the period that the impairment charge is originally recorded.

        We recorded impairment charges for active stores of $43.4 million in fiscal 2012, $109.0 million in fiscal 2011 and $48.9 million in fiscal 2010.

        We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is made and approved. Most stores are physically closed within a quarter of the closure decision. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors discussed above, in addition to, the operating store's individual operating results. We currently have no plans to close a significant number of active stores in future periods. In the next fiscal year, we currently expect to close 50 stores, primarily as a result of lease expirations. We recorded impairment charges for closed facilities of $8.6 million in fiscal 2012, $6.1 million in fiscal 2011 and $26.6 million in fiscal 2010.

        Included in the impairment charges noted above were charges of $5.9 million in fiscal 2012, $2.4 million in fiscal 2011 and $12.3 million in fiscal 2010 for existing owned surplus property. Assets to be disposed of are evaluated quarterly to determine if an additional impairment charge is required. Fair value estimates are provided by independent brokers who operate in the local markets where the assets are located.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2012, 2011 and 2010:

	Year Ended
	March 3, 2012		February 26, 2011		February 27, 2010
	Number	Charge	Number	Charge	Number	Charge
Closed facilities:
Actual and approved store closings	55	$2,283	51	$3,278	67	$5,479
Actual and approved relocations	2	499	1	317	7	3,108
Distribution center closings	—	—	1	94	1	5,689
Existing surplus properties	12	5,863	17	2,433	23	12,315

Total impairment charges-closed facilities	69	8,645	70	6,122	98	26,591
Active stores:
Additional current period charges for stores previously impaired in prior periods(1)	591	9,822	584	17,825	437	7,710
Charges for new and relocated stores that did not meet their asset recoverability test in the current period(2)	19	18,926	44	36,015	32	17,260
Charges for the remaining stores that did not meet their asset recoverability test in the current period(3)	53	14,605	167	55,159	104	23,914

Total impairment charges-active stores	663	43,353	795	108,999	573	48,884
Total impairment charges-all locations	732	$51,998	865	$115,121	671	$75,475

Total number of active stores	4,667		4,714		4,780
Stores impaired in prior periods with no current charge	428		263		321
Stores with a current period charge	663		795		573

Total cumulative active stores with impairment charges	1,091		1,058		894

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, in each prior period presented, a minority of stores were partially impaired since their fair value supported a reduced net book value. Accordingly, these stores may be further impaired in the current and future periods as a result of changes in their actual or projected cash flows, or changes to their fair value estimates. Also, we make ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 583, 577 and 431 stores for fiscal years 2012, 2011 and 2010 respectively have been fully impaired.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 19, 43 and 30 stores for fiscal years 2012, 2011 and 2010 respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 43, 141 and 92 stores for fiscal years 2012, 2011 and 2010 respectively have been fully impaired.

        The primary drivers of our impairment charges are each store's current and historical operating performance and the assumptions that we make about each store's operating performance in future periods. Projected cash flows are updated based on the next year's operating budget which includes the qualitative factors noted above. We are unable to predict with any degree of certainty which individual stores will fall short or exceed future operating plans. Accordingly, we are unable to describe future trends that would affect our impairment charges, including the likely stores and their related asset values that may fail their recoverability test in future periods.

        To the extent that actual future cash flows differ from our projections materially, because of the reasons discussed above, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 100 basis point decrease in our future sales assumptions as of March 3, 2012 would have resulted in an additional fiscal 2012 impairment charge of $11.0 million. A 100 basis point increase in our future sales assumptions as of March 3, 2012 would have reduced the fiscal 2012 impairment charge by $7.0 million. Changes in our discount rate of 50 basis points would not have a material impact on the total impairment recorded in fiscal 2012.

        Facility and Equipment Lease Exit Charges:    Charges to close a store, which principally consist of continuing lease obligations, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, "Exit or Disposal Cost Obligations." We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. As part of our ongoing business activities, we assess stores and distribution centers for potential closure. Decisions to close stores or distribution centers in future periods would result in charges for lease exit costs and liquidation of inventory, as well as impairment of assets at these locations.

        In fiscal 2012, 2011 and 2010, we recorded facility and equipment lease exit charges of $48.1 million, $95.8 million and $132.5 million. These charges related to changes in future assumptions, interest accretion and provisions for 23 stores in fiscal 2012, 52 stores and one distribution center in fiscal 2011, and 108 stores and one distribution center in fiscal 2010.

  Interest Expense

        In fiscal 2012, 2011, and 2010, interest expense was $529.3 million, $547.6 million and $515.8 million, respectively. The reduction in interest expense in fiscal 2012 compared to fiscal 2011 is primarily due to favorable interest rates resulting from our March 2011 Tranche 3 Term Loan refinancing and the August 2010 refinancing of our Tranche 4 Term Loan partially offset by the impact of the fifty-third week. The increase in interest expense in fiscal 2011 compared to fiscal 2010 is primarily due to the prior year refinancing of our senior secured credit facility and the elimination of our securitization program which was previously recorded in SG&A, partially offset by savings from our current year refinancing of our $650.0 million senior secured credit facility term loan.

        The annual weighted average interest rates on our indebtedness in fiscal 2012, 2011 and 2010 were 7.4%, 7.5% and 6.8%, respectively.

  Income Taxes

        Income tax benefit of $23.7 million, income tax expense of $9.8 million and income tax expense of $26.8 million, has been recorded for fiscal 2012, 2011 and 2010, respectively. Net loss for fiscal 2012 included income tax benefit of $23.7 million and was primarily comprised of adjustments to unrecognized tax benefits due to the lapse of statute of limitations. We maintain a full valuation allowance against our net deferred tax assets. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. In determining whether a valuation allowance is required, we take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

        The fiscal 2011 income tax expense of $9.8 million was primarily comprised of an accrual for state and local taxes, adjustments to unrecognized tax benefits and the need for an accrual of additional state taxes resulting from the receipt of a final audit determination. The fiscal 2010 income tax expense of $26.8 million was primarily comprised of an accrual for state and local taxes net of federal tax recoveries and adjustments to unrecognized tax benefits. We monitor all available evidence related to our ability to utilize our remaining net deferred tax assets. We maintained a full valuation allowance of $2,317.4 million and $2,199.3 million against remaining net deferred tax assets at fiscal year end 2012 and 2011, respectively.

Liquidity and Capital Resources

General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities and (iii) borrowings under the revolving credit facility of our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of March 3, 2012 was $913.7 million, which consisted of revolver borrowing capacity of $910.8 million and invested cash of $2.9 million. We also had cash of $55.7 million at year end that we had set aside to finalize the call of our remaining 8.625% guaranteed unsecured notes due 2015. These notes were satisfied and discharged on March 14, 2012.

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

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 3, 2012, we had $136.0 million borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $128.2 million, which resulted in additional borrowing capacity of $910.8 million.

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

        On March 3, 2011, we refinanced the Tranche 3 Term Loan with a $331.8 million senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018, although the maturity will instead be September 16, 2015, in the event that we do not repay or refinance our outstanding 9.375% senior notes due 2015 prior to that time. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor. We must make mandatory prepayments of the Tranche 5 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 5 Term Loan may also be required.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however, other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014, for the voluntary repurchase of debt with a maturity after June 4, 2014 and the mandatory repurchase of our 8.5% convertible notes due 2015 if we maintain availability on the revolving credit facility of more than $100.0 million.

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.05 to 1.00. As of March 3, 2012, we were in compliance with this financial covenant.

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

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of March 3, 2012, the amount of additional secured debt that could be incurred under these indentures was approximately $1.0 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we could not incur any additional secured debt as of February 27, 2010 assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

Other 2012 Transactions

        During August 2011, we repurchased $41.0 million of our 8.625% senior notes due March 2015, $5.0 million of our 9.375% senior notes due December 2015 and $4.5 million of our 6.875% senior debentures due August 2013. These repurchases resulted in a gain for the period of $5.0 million.

        In February 2012, we issued $481.0 million of our 9.25% senior notes due March 2020. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured unsubordinated basis, by all of our subsidiaries that guarantee our obligations under our senior secured credit facility and our outstanding 8.00% senior secured notes due 2020, 9.75% senior secured notes due 2016, 10.375% senior secured notes due 2016, 7.5% senior secured notes due 2017, 10.25% senior secured notes due 2019, 9.375% senior notes due 2015 and 9.5% senior notes due 2017. The proceeds of the notes, together with available cash, will be used to repurchase and repay all the outstanding 8.625% senior notes due

March 1, 2015. In February 2012, $404.8 million aggregate principal amount of the outstanding 8.625% notes were tendered and repurchased by us. In February 2012, we called for the redemption of the remaining 8.625% notes. We redeemed the remaining 8.625% notes in March 2012 for $55.7 million which included the call premium and interest through the call date. The refinancing resulted in a loss for the period of $16.1 million.

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

        In July 2010, we repurchased $93.8 million of our $158.0 million outstanding 8.5% convertible notes. The remaining 8.5% convertible notes require us to maintain a listing on the NYSE or certain other exchanges. In the event of a NYSE delisting, holders of these notes could require us to repurchase them, which we have the ability to do under the terms of our senior secured credit facility. On July 30, 2010, we received a notice of non-compliance from the NYSE because the price of our common stock has fallen below the NYSE's minimum share price rule. Our common stock continued to trade as usual on the NYSE and on March 1, 2011, we received notice that we have regained compliance with the NYSE's minimum share price listing requirement. We are currently in compliance with all NYSE listing rules.

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

        As of March 3, 2012, we had no material off balance sheet arrangements, other than operating leases included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of March 3, 2012, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$522,824	$2,125,045	$2,237,702	$4,285,670	$9,171,241
Capital lease obligations(2)	30,716	43,560	40,897	59,908	175,081
Operating leases(3)	1,002,062	1,880,275	1,639,047	4,304,798	8,826,182
Open purchase orders	432,340	—	—	—	432,340
Redeemable preferred stock(4)	—	—	—	21,300	21,300
Other, primarily self insurance and retirement plan obligations(5)	117,450	154,190	49,520	116,233	437,393
Minimum purchase commitments(6)	153,894	318,455	248,072	413,765	1,134,186

Total contractual cash obligations	$2,259,286	$4,521,525	$4,215,238	$9,201,674	$20,197,723

Commitments
Lease guarantees(7)	$26,832	$52,680	$48,610	$53,041	$181,163
Outstanding letters of credit	128,190	—	—	—	128,190

Total commitments	$2,414,308	$4,574,205	$4,263,848	$9,254,715	$20,507,076

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of March 3, 2012.

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

(6)
Represents commitments to purchase products and licensing fees from certain vendors.

(7)
Represents lease guarantee obligations for 123 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.

        Obligations for income tax uncertainties pursuant to ASC 740, "Income Taxes" of approximately $83.8 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $266.5 million in fiscal 2012. Cash flow was positively impacted by the reduction in net loss, an increase in accounts payable due to the timing of purchases partially offset by an increase in inventory resulting primarily from price inflation and increased store inventory to support sales growth.

        Cash flow provided by operating activities was $395.8 million in fiscal 2011. Cash flow was positively impacted by a reduction in inventory and an increase in accounts payable due to the timing of purchases. Additionally, the reductions in accounts receivable were no longer offset by repayments to the receivables securitization facility which was eliminated in the third quarter of fiscal 2010.

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

        Cash used in investing activities was $221.2 million in fiscal 2012. Cash was used for the purchase of property, plant and equipment and prescription files which was partially offset by proceeds from asset dispositions and sale-leaseback transactions.

        Cash used in investing activities was $156.7 million in fiscal 2011. Cash was used for the purchase of property, plant and equipment and prescription files which was partially offset by proceeds from asset dispositions.

        Cash used in investing activities was $120.5 million in fiscal 2010. Cash was used for the purchase of property, plant and equipment and prescription files which was offset in part by proceeds from asset dispositions.

        Cash provided by financing activities was $25.8 million in fiscal 2012 and was primarily due to increased revolver borrowings coupled with the February 2012 issuance of $481.0 million of our 9.25% senior notes due March 15, 2020 and concurrent repurchase of $404.8 million of our 8.625% senior notes due March 2015. The remaining $54.2 million of the 8.625% senior notes due March 2015 were repurchased in March 2012.

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

Capital Expenditures

        During the fifty-three week period ended March 3, 2012, we spent $250.1 million on capital expenditures, consisting of $94.0 million related to new store construction, store relocation and store remodel projects, $121.0 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $35.1 million related to the purchase of prescription files from independent pharmacists. We plan on making total capital expenditures of approximately $300.0 million during fiscal 2013, consisting of approximately 58.3% related to store relocations and remodels and new store construction, 25.0% related to infrastructure and maintenance requirements and 16.7% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the senior secured credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect the restriction on our credit facility, that could result if we fail to meet the fixed charge covenant in our senior secured credit facility, to impact our business in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity, repurchase outstanding indebtedness, or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

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

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Inventory shrink:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations (including stores and distribution centers), as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for stores inventoried in the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended March 3, 2012, would have affected pre-tax income by approximately $9.7 million.

        Impairment of Long-Lived Assets:    We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that an asset group has a carrying value that may not be recoverable. The individual operating store is the lowest level for which cash flows are identifiable. As such, we evaluate individual stores for recoverability. To determine if a store needs to be tested for recoverability, we consider items such as decreases in market prices, changes in the manner in which the store is being used or physical condition, changes in legal factors or business climate, an accumulation of losses significantly in excess of budget, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection of continuing losses, or an expectation that the store will be closed or sold.

        We monitor new and recently relocated stores against operational projections and other strategic factors such as regional economics, new competitive entries and other local market considerations to determine if an impairment evaluation is required. For other stores, we perform a recoverability analysis if they have experienced current-period and historical cash flow losses.

        In performing the recoverability test, we compare the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to our future cash flow projections include expected sales and gross profit; expected costs such as payroll, occupancy costs and advertising expenses; and estimates for other significant selling, general and administrative expenses.

        If an operating store's estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value which is its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset.

        We regularly approve certain stores for closure. Impairment charges for closed stores, if any, are evaluated and recorded in the quarter the closure decision is approved.

        We also evaluate assets to be disposed of on a quarterly basis to determine if an additional impairment charge is required. Fair value estimates are provided by independent brokers who operate in the local markets where the assets are located.

        If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 100 basis point decrease in our future sales assumptions as of March 3, 2012 would have resulted in an additional fiscal 2012 impairment charge of $11.0 million. A 100 basis point increase in our future sales assumptions as of March 3, 2012 would have reduced the fiscal 2012 impairment charge by $7.0 million. Changes in our discount rate of 50 basis points would not have a material impact on the total impairment recorded in fiscal 2012.

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

        Members reach specific wellness+ tiers based on the points accumulated during the calendar year, which entitle them to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 1,000 points in a calendar year achieves the "Gold" tier, enabling the customer to receive a 20% discount on qualifying purchases of front end merchandise for the remaining portion of the calendar year and the next calendar year. There are also similar "Silver" and "Bronze" levels with lower thresholds and benefit levels.

        As wellness+ customers accumulate points, we defer the value of the points earned as deferred revenue based on the expected usage. The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, we recognize an allocable portion of the deferred revenue. If the achieved combined Gold, Silver, and Bronze levels differ from the assumptions by 5.0% then the revenue deferral changes by $1.1 million. If the assumed spending levels, which are the drivers of future discounts, differ by 5.0% then the revenue deferral changes by $1.1 million.

        Self-insurance liabilities:    We expense claims for self-insured workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A 25 basis point difference in the discount rate for the year ended March 3, 2012, would have affected pretax income by approximately $1.8 million.

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

        A substantial amount of our closed stores were closed prior to our adoption of ASC 420, "Exit or Disposal Cost Obligations." Therefore, if interest rates change, reserves may be increased or decreased. In addition, changes in the real estate leasing markets can have an impact on the reserve. As of March 3, 2012, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $2.2 million for fiscal 2012.

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

Non GAAP Measures

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, stock-based compensation expense, debt modifications and retirements, sale of assets and investments, revenue deferrals related to customer loyalty programs and other items. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance. In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward- looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of Adjusted EBITDA to our net loss for fiscal 2012, 2011 and 2010:

	March 3, 2012 (53 weeks)	February 26, 2011 (52 weeks)	February 27, 2010 (52 weeks)
Net loss	$(368,571)	$(555,424)	$(506,676)
Interest expense and securitization costs	529,255	547,581	552,625
Income tax (benefit) expense	(23,686)	9,842	26,758
Depreciation and amortization expense	440,582	505,546	534,238
LIFO charges	188,722	44,905	88,450
Lease termination and impairment charges	100,053	210,893	208,017
Stock-based compensation expense	15,861	17,336	23,794
Gain on sale of assets, net	(8,703)	(22,224)	(24,137)
Loss on debt modifications and retirements, net	33,576	44,003	993
Closed facility liquidation expense	6,505	9,881	14,801
Severance costs	256	4,883	6,184
Customer loyalty card programs revenue deferral	30,856	41,669	—
Other	(1,804)	71	(73)

Adjusted EBITDA	$942,902	$858,962	$924,974

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

        We include these non-GAAP financial measures in our earnings announcements and guidance in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors including with those of our competitors having different capital structures. Adjusted EBITDA or other non-GAAP measures should not be considered in isolation from, and are not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Our definition of these non-GAAP measures may not be comparable to similarly titled measurements reported by other companies.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates for each fiscal year as of March 3, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at March 3, 2012
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$59,445	$186,345	$—	$469,187	$880,000	$3,134,000	$4,728,977	$4,934,587
Average Interest Rate	8.00%	6.95%	0.00%	9.26%	10.08%	8.62%	8.88%
Variable Rate	$—	$2,971	$1,044,692	$139,430	$—	$326,708	$1,513,801	$1,469,813
Average Interest Rate	0.00%	2.01%	2.01%	5.48%	0.00%	4.50%	2.87%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility and our Tranche 2 Term loans and Tranche 5 Term loans, are all based on LIBOR. However, the interest rate on our Tranche 5 Term loans has a LIBOR floor of 125 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of March 3, 2012, our annual interest expense would change by approximately $10.4 million.

        A change in interest rates does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures. Increases in interest rates would also impact our ability to refinance existing maturities on favorable terms.

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

(b)
Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of March 3, 2012, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)
Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended March 3, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of March 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 3, 2012 of the Company and our report dated April 24, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 24, 2012

Item 9B.    Other Information

        On April 20, 2012, the Jean Coutu Group announced that it has disposed of 56,000,000 of its 234,401,162 shares of our common stock. On April 23, 2012, Andre Belzile notified our board of directors of his resignation as required pursuant to the Stockholder Agreement effective April 23, 2012. In connection with Mr. Belzile's resignation, our board of directors has determined to reduce the size of the board from eleven to ten members. The board has also appointed François Coutu to replace Mr. Belzile on our audit committee effective immediately.

PART III

        We intend to file with the SEC a definitive proxy statement for our 2012 Annual Meeting of Stockholders, to be held on June 21, 2012, pursuant to Regulation 14A not later than 120 days after March 3, 2012. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated as of August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.7	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 21, 2007, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.9
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.10
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.11	Indenture, dated as of February 21, 2007, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 8.625% Senior Notes due 2015	Exhibit 99.2 to Form 8-K, filed on February 26, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.12	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.14 to Form 10-Q, filed on January 9, 2008
4.13
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.16 to Form 10-Q, filed on July 10, 2008
4.14
	Fifth Supplemental Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.625% Senior Notes due 2015	Exhibit 4.3 to Form 8-K, filed on February 27, 2012
4.15
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.16
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.17	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.18
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.19	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.20
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.21
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.22
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009

Exhibit Numbers	Description	Incorporation By Reference To
4.23	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.24
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.25
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.6	2010 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.7	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan*	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.8	Supplemental Executive Retirement Plan*	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.9	Executive Incentive Plan for Officers of Rite Aid Corporation*	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.10	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010*	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.11	Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.3 to Form 10-Q, filed on October 8, 2008

Exhibit Numbers	Description	Incorporation By Reference To
10.12	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.2 to Form 10-Q, filed on October 7, 2010
10.13	Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.8 to Form 10-K, filed on April 17, 2009
10.14	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2010
10.15	Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of December 5, 1999*	Exhibit 10.2 to Form 8-K, filed on January 18, 2000
10.16	Amendment No. 4 to Employment Agreement by and between Rite Aid Corporation and Mary F. Sammons, dated as of January 21, 2010*	Exhibit 10.15 to Form 10-K, filed on April 28, 2010
10.17	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.18	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008*	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.19	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.20	Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of June 26, 2007*	Exhibit 10.1 to Form 10-Q, filed on July 12, 2007
10.21	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of December 18, 2008*	Exhibit 10.3 to Form 10-Q, filed on January 7, 2009
10.22	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.23	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.6 to Form 10-Q, filed on October 7, 2010

Exhibit Numbers	Description	Incorporation By Reference To
10.24	Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of February 3, 2008*	Exhibit 10.5 to Form 10-Q, filed on January 6, 2010
10.25	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of September 23, 2009*	Exhibit 10.6 to Form 10-Q, filed on January 6, 2010
10.26	Amended and Restated Employment Agreement, dated as of July 11, 2011, between Rite Aid Corporation and Robert K. Thompson*	Exhibit 10.2 to Form 10-Q, filed on October 5, 2011
10.27	Amended and Restated Employment Agreement, dated as of June 23, 2011, between Rite Aid Corporation and Enio A. Montini, Jr.*	Exhibit 10.1 to Form 10-Q, filed on October 5, 2011
10.28	Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 22, 2003**	Exhibit 10.25 to Form 10-K, filed on April 29, 2008
10.29	First Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 8, 2007**	Exhibit 10.26 to Form 10-K, filed on April 29, 2008
10.30	Second Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of November 7, 2008**	Exhibit 10.1 to Form 10-Q, filed on January 7, 2009
10.31	Third Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 1, 2009**	Exhibit 10.30 to Form 10-K, filed on April 17, 2009
10.32	Fourth Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 10, 2009**	Exhibit 10.4 to Form 10-Q, filed on January 6, 2010
10.33	Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of January 1, 2003	Exhibit 10.27 to Form 10-K, filed on April 29, 2008
10.34	Fourth Amendment to Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of February 12, 2007	Exhibit 10.28 to Form 10-K, filed on April 29, 2008

Exhibit Numbers	Description	Incorporation By Reference To
10.35	Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 11, 2009
10.36
	Amendment No. 1, dated as of August 19, 2010, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the lenders party thereto and Citicorp North America, Inc., as administrative agent	Exhibit 10.2 to Form 8-K, filed on August 19, 2010
10.37
	Refinancing Amendment No. 1, dated as of June 10, 2009, relating to the Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the subsidiary guarantors party thereto, the lender party thereto and Citicorp North America, Inc., as Administrative Agent	Exhibit 10.2 to Form 8-K, filed on June 11, 2009
10.38
	Refinancing Amendment No. 2, dated as of June 26, 2009, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Citicorp North America, Inc., as Administrative Agent and Collateral Processing Agent	Exhibit 10.1 to Form 8-K, filed on July 1, 2009
10.39
	Refinancing Amendment No. 3, dated as of August 19, 2010, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009, among Rite Aid Corporation, the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on August 19, 2010
10.40
	Refinancing Amendment No. 4, dated as of March 3, 2011, relating to the Amended and Restated Credit Agreement, dated as of June 5, 2009 (as amended, supplemented or otherwise modified from time to time), among Rite Aid Corporation, the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on March 3, 2011

Exhibit Numbers	Description	Incorporation By Reference To
10.41	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.42	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009
10.43	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009
10.44
	Amended and Restated Senior Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Exhibit 4.27 to Form 10-K, filed on April 29, 2008
10.45
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.36 to Form 10-K, filed on April 17, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.46	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Exhibit 4.37 to Form 10-K, filed on April 17, 2009
10.47
	Amended and Restated Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.33 to Form 10-K, filed on April 29, 2008
10.48	Intercreditor Agreement, dated as of February 18, 2009, by and among Citicorp North America, Inc. and Citicorp North America, Inc., and acknowledged and agreed to by Rite Aid Funding II	Exhibit 10.2 to Form 8-K, filed on February 20, 2009
10.49
	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
10.50
	Incremental Facility Amendment No. 1, dated as of October 26, 2009, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the other agents party thereto.	Exhibit 10.1 to Form 8-K, filed on October 29, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.51	Incremental Facility Amendment No. 2, dated as of October 19, 2009 and effective as of October 26, 2009, among Rite Aid Corporation, the lenders party thereto, Citicorp North America, Inc., as administrative agent and collateral agent and the other agents party thereto	Exhibit 10.2 to Form 8-K, filed on October 29, 2009
10.52
	Exchange and Registration Rights Agreement relating to the 9.25% Senior Notes due 2020, dated February 27, 2012, among Rite Aid Corporation, the Subsidiary Guarantors and Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner and Smith Incorporated, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as the Initial Purchasers	Exhibit 10.1 to Form 8-K, filed on February 27, 2012
11	Statement regarding computation of earnings per share (See Note 2 to the condensed consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
101.	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 3, 2012 and February 26, 2011, (ii) Condensed Consolidated Statements of Operations for the fiscal years ended March 3, 2012, February 26, 2011 and February 27, 2010, (iii) Condensed Consolidated Statements of Stockholders' Deficit for the fiscal years ended March 3, 2012, February 26, 2011 and February 27, 2010, (iv) Condensed Consolidated Statements of Cash Flow for the fiscal years ended March 3, 2012, February 26, 2011 and February 27, 2010 and (v) Notes to Consolidated Financial Statements, tagged in detail.***

*
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-K.

**
Confidential portions of these Exhibits were redacted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.

***
Furnished, not filed.

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
Camp Hill, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of March 3, 2012 and February 26, 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended March 3, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of March 3, 2012 and February 26, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 3, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 24, 2012

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 3, 2012	February 26, 2011
ASSETS
Current assets:
Cash and cash equivalents	$162,285	$91,116
Accounts receivable, net	1,013,233	966,457
Inventories, net	3,138,455	3,158,145
Prepaid expenses and other current assets	190,613	195,647

Total current assets	4,504,586	4,411,365
Property, plant and equipment, net	1,902,021	2,039,383
Other intangibles, net	528,775	646,177
Other assets	428,909	458,925

Total assets	$7,364,291	$7,555,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$79,421	$63,045
Accounts payable	1,426,391	1,307,872
Accrued salaries, wages and other current liabilities	1,064,507	1,049,406

Total current liabilities	2,570,319	2,420,323
Long-term debt, less current maturities	6,141,773	6,034,525
Lease financing obligations, less current maturities	107,007	122,295
Other noncurrent liabilities	1,131,948	1,190,074

Total liabilities	9,951,047	9,767,217
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued .006 and ..006	1	1
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,715 and 1,616	171,569	161,650
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 898,687 and 890,297	898,687	890,297
Additional paid-in capital	4,278,988	4,281,623
Accumulated deficit	(7,883,367)	(7,514,796)
Accumulated other comprehensive loss	(52,634)	(30,142)

Total stockholders' deficit	(2,586,756)	(2,211,367)

Total liabilities and stockholders' deficit	$7,364,291	$7,555,850

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
Revenues	$26,121,222	$25,214,907	$25,669,117
Costs and expenses:
Cost of goods sold	19,327,887	18,522,403	18,845,027
Selling, general and administrative expenses	6,531,411	6,457,833	6,603,372
Lease termination and impairment charges	100,053	210,893	208,017
Interest expense	529,255	547,581	515,763
Loss on debt modifications and retirements, net	33,576	44,003	993
Gain on sale of assets, net	(8,703)	(22,224)	(24,137)

	26,513,479	25,760,489	26,149,035

Loss before income taxes	(392,257)	(545,582)	(479,918)
Income tax (benefit) expense	(23,686)	9,842	26,758

Net loss	$(368,571)	$(555,424)	$(506,676)

Computation of loss applicable to common stockholders:
Net loss	$(368,571)	$(555,424)	$(506,676)
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(9,919)	(9,346)	(8,807)

Loss applicable to common stockholders	$(378,592)	$(564,872)	$(515,585)

Basic and diluted loss per share:
Basic loss per share	$(0.43)	$(0.64)	$(0.59)

Diluted loss per share	$(0.43)	$(0.64)	$(0.59)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands)

	Preferred Stock—Series G		Preferred Stock—Series H
					Common Stock				Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
BALANCE FEBRUARY 28, 2009	—	$1	1,435	$143,498	886,113	$886,113	$4,265,211	$(6,452,696)	$(41,779)	$(1,199,652)
Net loss								(506,676)		(506,676)
Other comprehensive income:
Changes in Defined Benefit Plans									10,459	10,459

Comprehensive loss										(496,217)
Exchange of restricted shares for taxes					(1,198)	(1,198)	(343)			(1,541)
Issuance of restricted stock					3,289	3,289	(3,289)			—
Cancellation of restricted stock					(642)	(642)	642			—
Amortization of restricted stock balance							11,772			11,772
Stock-based compensation expense							12,022			12,022
Stock options exercised					74	74	(8)			66
Dividends on preferred stock			88	8,806			(8,807)			(1)

BALANCE FEBRUARY 27, 2010	—	$1	1,523	$152,304	887,636	$887,636	$4,277,200	$(6,959,372)	$(31,320)	$(1,673,551)

Net loss								(555,424)		(555,424)
Other comprehensive income:
Changes in Defined Benefit Plans									1,178	1,178

Comprehensive loss										(554,246)
Exchange of restricted shares for taxes					(1,103)	(1,103)	(29)			(1,132)
Issuance of restricted stock					3,905	3,905	(3,905)			—
Cancellation of restricted stock					(385)	(385)	385			—
Amortization of restricted stock balance							6,053			6,053
Stock-based compensation expense							11,283			11,283
Stock options exercised					244	244	(18)			226
Dividends on preferred stock			93	9,346			(9,346)			—

BALANCE FEBRUARY 26, 2011	—	$1	1,616	$161,650	890,297	$890,297	$4,281,623	$(7,514,796)	$(30,142)	$(2,211,367)

Net loss								(368,571)		(368,571)
Other comprehensive income:
Changes in Defined Benefit Plans									(22,492)	(22,492)

Comprehensive loss										(391,063)
Exchange of restricted shares for taxes					(970)	(970)	(132)			(1,102)
Issuance of restricted stock					9,195	9,195	(9,195)			—
Cancellation of restricted stock					(731)	(731)	731			—
Amortization of restricted stock balance							5,406			5,406
Stock-based compensation expense							10,456			10,456
Stock options exercised					896	896	18			914
Dividends on preferred stock			99	9,919			(9,919)			—

BALANCE MARCH 3, 2012		$1	1,715	$171,569	898,687	$898,687	$4,278,988	$(7,883,367)	$(52,634)	$(2,586,756)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
OPERATING ACTIVITIES:
Net loss	$(368,571)	$(555,424)	$(506,676)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	440,582	505,546	534,238
Lease termination and impairment charges	100,053	210,893	208,017
LIFO charges	188,722	44,905	88,450
Gain on sale of assets, net	(8,703)	(22,224)	(24,137)
Stock-based compensation expense	15,861	17,336	23,794
Loss on debt modifications and retirements, net	33,576	44,003	993
Proceeds from insured loss	—	—	1,380
Changes in operating assets and liabilities:
Net repayments to accounts receivable securitization	—	—	(555,000)
Accounts receivable	(48,781)	(10,955)	118,240
Inventories	(169,935)	35,111	181,542
Accounts payable	146,302	156,116	(194,655)
Other assets and liabilities, net	(62,569)	(29,458)	(201,249)

Net cash provided by (used in) operating activities	266,537	395,849	(325,063)

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(215,004)	(162,287)	(183,858)
Intangible assets acquired	(35,133)	(24,233)	(9,772)
Proceeds from sale-leaseback transactions	6,038	—	7,967
Proceeds from dispositions of assets and investments	22,930	29,843	65,177

Net cash used in investing activities	(221,169)	(156,677)	(120,486)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	822,285	650,000	1,303,307
Net proceeds from (repayments to) revolver	108,000	(52,000)	(758,000)
Principal payments on long-term debt	(848,373)	(779,706)	(174,706)
Change in zero balance cash accounts	(32,838)	(15,657)	86,650
Net proceeds from the issuance of common stock	914	226	66
Financing fees for early debt redemption	(11,778)	(19,666)	—
Deferred financing costs paid	(12,409)	(34,847)	(60,209)

Net cash provided by (used in) financing activities	25,801	(251,650)	397,108

Increase (decrease) in cash and cash equivalents	71,169	(12,478)	(48,441)
Cash and cash equivalents, beginning of year	91,116	103,594	152,035

Cash and cash equivalents, end of year	$162,285	$91,116	$103,594

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its 100 percent owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 4,667 stores in operation as of March 3, 2012. The Company's drugstores' primary business is pharmacy services. The Company also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

        The Company's operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
Pharmacy sales	$17,725,645	$17,036,027	$17,355,964
Front end sales	8,293,643	8,081,576	8,213,388
Other revenue	101,934	97,304	99,765

	$26,121,222	$25,214,907	$25,669,117

        Sales of prescription drugs represented approximately 68.1%, 67.8%, and 67.9% of the Company's total sales in fiscal years 2012, 2011 and 2010, respectively. The Company's principal classes of products in fiscal 2012 were the following:

Product Class	Percentage of Sales
Prescription drugs	68.1%
Over-the-counter medications and personal care	9.8%
Health and beauty aids	5.2%
General merchandise and other	16.9%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal year ended March 3, 2012 included 53 weeks. The fiscal years ended February 26, 2011 and February 27, 2010 included 52 weeks.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its 100 percent owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and highly liquid investments, which are readily convertible to known amounts of cash and which have original maturities of three months or less when purchased.

  Allowance for Uncollectible Receivables

        Approximately 96.5% of prescription sales are made to customers who are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

  Inventories

        Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all of its inventories. At March 3, 2012 and February 26, 2011, inventories were $1,063,123 and $875,012, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") method. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The LIFO charge was $188,722, $44,905 and $88,450 for fiscal years 2012, 2011, and 2010, respectively. During fiscal 2012, 2011 and 2010, a reduction in inventories related to working capital initiatives resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $11,004, $2,647 and $33,085 cost of sales decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

  Impairment of Long-Lived Assets

        Asset impairments are recorded when the carrying value of assets are not recoverable. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of operating stores as "Assets to Be Held and Used" and "Assets to Be Disposed Of." The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at the store level include tangible long-lived assets and identifiable, finite-lived intangibles that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flows from the stores that support those assets.

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

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

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

        The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2012, 2011 and 2010, the Company capitalized costs of approximately $6,371, $4,759 and $4,256, respectively.

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

  Deferred Financing Costs

        Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $22,049, $23,797 and $20,789 for fiscal 2012, 2011 and 2010, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

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

        On April 18, 2010, the Company launched its wellness + loyalty card program chain wide. Members participating in the wellness + loyalty card program earn points on a calendar year basis for eligible front end merchandise purchases and qualifying prescriptions. One point is awarded for each dollar spent towards front end merchandise and 25 points are awarded for each qualifying prescription.

        Members reach specific wellness + tiers based on the points accumulated during the calendar year, which entitles such customers to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 1,000 points in a calendar year achieves the "Gold" tier, enabling them to receive a 20% discount on qualifying purchases of front end merchandise for the remaining portion of the calendar year and also the next calendar year. There are also similar "Silver" and "Bronze" levels with lower thresholds and benefit levels.

        As wellness + customers accumulate points, the Company defers the retail value of the points earned as deferred revenue (included in other current and noncurrent liabilities, based on the expected usage). The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, the Company recognizes an allocable portion of the deferred revenue.

  Cost of Goods Sold

        Cost of goods sold includes the following: the cost of inventory sold during the period, including related vendor rebates and allowances, LIFO charges, costs incurred to return merchandise to vendors, inventory shrink, purchasing costs and warehousing costs, which include inbound freight costs from the vendor, distribution payroll and benefit costs, distribution center occupancy costs and depreciation expense and delivery expenses to the stores.

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

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2012, 2011 and 2010 were $369,405, $367,412 and $375,118, respectively.

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

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        The Company has several stock option plans, which are described in detail in Note 13. The Company accounts for stock-based compensation under ASC 718, "Compensation—Stock Compensation." The Company recognizes option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.

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

        The Company recognizes tax liabilities in accordance with ASC 740, "Income Taxes" and the Company adjusts these liabilities with changes in judgment as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

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

  Significant Concentrations

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2012, the top five third party payors accounted for approximately 66.4% of the Company's pharmacy sales. The largest third party payor represented 22.9%, 23.8% and 21.2% of pharmacy sales during fiscal 2012, 2011, and 2010, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

        During fiscal 2012, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 17.7% of the Company's pharmacy sales, the largest of which was approximately 2.1% of the Company's pharmacy sales. During fiscal 2012, approximately 28.2% of the Company's pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        During fiscal 2012, the Company purchased brand pharmaceuticals and some generic pharmaceuticals which amounted to approximately 90.9% of the dollar volume of its prescription drugs from a single wholesaler, McKesson Corp. ("McKesson"), under a contract expiring April 1, 2013. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have temporary difficulty filling prescriptions for brand named drugs until a replacement wholesaler agreement was executed, which would negatively impact the business. The Company purchases almost all of its generic (non-brand name) pharmaceuticals directly from manufacturers which account for approximately 76% of its prescription volume. The loss of any one of the generic suppliers would not disrupt the Company's ability to fill generic (non-brand name) prescriptions but could negatively impact the Company's results.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

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

        Management believes that the Company has adequate sources of liquidity to meet its anticipated requirements for working capital, debt service and capital expenditures through fiscal 2013. The Company has a $1,175,000 senior secured revolving credit facility of which $136,000 was outstanding at March 3, 2012.

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, "Derivatives and Hedging." As of March 3, 2012 and February 26, 2011, the Company had no interest rate swap arrangements or other derivatives.

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

  Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued an amendment related to multiemployer pension plans. This amendment increases the quantitative and qualitative disclosures about an employer's participation in individually significant multiemployer plans that offer pension and other postretirement benefits. The guidance is effective for fiscal years ended after December 15, 2011. The Company has adopted the guidance and modified the disclosures surrounding our participation in multiemployer plans in Note 15, Multiemployer Plans that Provide Benefits.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        In June 2011, the FASB issued an amendment related to statements of comprehensive income. This amendment requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued another amendment related to statements of comprehensive income. The Company will adopt this guidance in fiscal 2013.

        In May 2011, the FASB issued an amendment to revise certain fair value measurement and disclosure requirements. This amendment establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. These changes are effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early adoption is not permitted. We do not expect the adoption of this standard to have a material effect on our financial results.

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

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
Numerator for loss per share:
Net loss	$(368,571)	$(555,424)	$(506,676)
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(9,919)	(9,346)	(8,807)

Loss applicable to common stockholders—basic and diluted	$(378,592)	$(564,872)	$(515,585)

Denominator:
Basic and diluted weighted average shares	885,819	882,947	880,843
Basic and diluted loss per share	$(0.43)	$(0.64)	$(0.59)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

2. Loss Per Share (Continued)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of March 3, 2012, February 26, 2011 and February 27, 2010:

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
Stock options	73,798	74,298	76,114
Convertible preferred stock	31,195	29,391	27,692
Convertible debt	24,800	24,800	61,045

	129,793	128,489	164,851

        Also excluded from the computation of diluted loss per share as of March 3, 2012, February 26, 2011 and February 27, 2010 are restricted shares and restricted stock units of 11,506, 7,078, and 5,944 which are included in shares outstanding.

3. Lease Termination and Impairment Charges

  Impairment Charges

        The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that an asset group has a carrying value that may not be recoverable. The individual operating store is the lowest level for which cash flows are identifiable. As such, the Company evaluates individual stores for recoverability. To determine if a store needs to be tested for recoverability, the Company considers items such as decreases in market prices, changes in the manner in which the store is being used or physical condition, changes in legal factors or business climate, an accumulation of losses significantly in excess of budget, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection of continuing losses, or an expectation that the store will be closed or sold.

        The Company monitors new and recently relocated stores against operational projections and other strategic factors such as regional economics, new competitive entries and other local market considerations to determine if an impairment evaluation is required. For other stores, it performs a recoverability analysis if it has experienced current-period and historical cash flow losses.

        In performing the recoverability test, the Company compares the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to its future cash flow projections include expected sales, gross profit, and distribution expenses; expected costs such as payroll, occupancy costs and advertising expenses; and estimates for other significant selling, and general and administrative expenses. Many long-term macro-economic and industry factors are considered, both quantitatively and qualitatively, in the future cash flow assumptions. In addition to current and expected economic conditions such as inflation, interest and unemployment rates that affect customer shopping patterns, the Company considers that it operates in a highly competitive industry which includes the actions of other national and regional drugstore chains,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Many of its competitors are spending significant capital and promotional dollars in certain geographies to gain market share. The Company has assumed certain sales growth from a new loyalty program, which although it's in its early marketing stages, is expected to not only retain but gain loyal customers. Recent and proposed Pharmacy Benefit Management consolidation and efforts of third party public and private payers have reduced pharmacy reimbursement rates in recent years. The Company expects this rate compression, which currently affects over 96% of its pharmacy business, to continue to affect it in the foreseeable future. The Company operates in a highly regulated industry and must make assumptions related to Federal and State efforts and proposals to affect the pricing and regulations related to prescription drugs, as well as, expected revenues and costs related to the Patient Protection and Affordable Care Act (health care reform).

        Additionally, the Company takes into consideration that certain operating stores are executing specific improvement plans which are monitored quarterly to recoup recent capital investments, such as an acquisition of an independent pharmacy, which it has made to respond to specific competitive or local market conditions, or have specific programs tailored towards a specific geography or market.

        The Company recorded impairment charges of $51,998 in fiscal 2012, $115,121 in fiscal 2011 and $75,475 in fiscal 2010. The Company's methodology for recording impairment charges has not changed materially, and has been consistently applied in the periods presented.

        At March 3, 2012, $1.979 billion of the Company's long-lived assets, including intangible assets, were associated with 4,667 active operating stores.

        If an operating store's estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value which is its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset.

        An impairment charge is recorded in the period that the store does not meet its original return on investment and/or has an operating loss for the last 2 years and its projected cash flows do not exceed its current carrying cost. The amount of the impairment charge is the entire difference between the current carrying value and the estimated fair value of the assets using discounted future cash flows. Most stores are fully impaired in the period that the impairment charge is originally recorded.

        The Company recorded impairment charges for active stores of $43,353 in fiscal 2012, $108,999 in fiscal 2011 and $48,884 in fiscal 2010.

        The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is made and approved. Most stores are physically closed within a quarter of the closure decision. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors discussed above, in addition to, the active store's individual operating results. The Company currently has no plans to close a significant number of operating stores in future periods. In the next fiscal year, the Company currently expects to close 50 stores, primarily as a result of lease expirations. The Company recorded impairment charges for closed facilities of $8,645 in fiscal 2012, $6,122 in fiscal 2011 and $26,591 in fiscal 2010.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

        Included in the impairment charges noted above, the Company recorded charges of $5,863 in fiscal 2012, $2,433 in fiscal 2011 and $12,315 in fiscal 2010 for existing owned surplus property. Assets to be disposed of are evaluated quarterly to determine if an additional impairment charge is required. Fair value estimates are provided by independent brokers who operate in the local markets where the assets are located.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2012, 2011 and 2010:

	Year Ended
	March 3, 2012		February 26, 2011		February 27, 2010
	Number	Charge	Number	Charge	Number	Charge
Closed facilities:
Actual and approved store closings	55	$2,283	51	$3,278	67	$5,479
Actual and approved relocations	2	499	1	317	7	3,108
Distribution center closings	—	—	1	94	1	5,689
Existing surplus properties	12	5,863	17	2,433	23	12,315

Total impairment charges-closed facilities	69	8,645	70	6,122	98	26,591
Active stores:
Additional current period charges for stores previously impaired in prior periods(1)	591	9,822	584	17,825	437	7,710
Charges for new and relocated stores that did not meet their asset recoverability test in the current period(2)	19	18,926	44	36,015	32	17,260
Charges for the remaining stores that did not meet their asset recoverability test in the current period(3)	53	14,605	167	55,159	104	23,914

Total impairment charges-active stores	663	43,353	795	108,999	573	48,884
Total impairment charges-all locations	732	$51,998	865	$115,121	671	$75,475

Total number of active stores	4,667		4,714		4,780
Stores impaired in prior periods with no current charge	428		263		321
Stores with a current period charge	663		795		573

Total cumulative active stores with impairment charges	1,091		1,058		894

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, in each prior period presented, a minority of stores were partially impaired since their fair value supported a reduced net book value.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

  Accordingly, these stores may be further impaired in the current and future periods as a result of changes in their actual or projected cash flows, or changes to their fair value estimates. Also, the Company makes ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 583, 577 and 431 stores for fiscal years 2012, 2011 and 2010 respectively have been fully impaired.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 19, 43 and 30 stores for fiscal years 2012, 2011 and 2010 respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 43, 141 and 92 stores for fiscal years 2012, 2011 and 2010 respectively have been fully impaired.

        The primary drivers of its impairment charges are each store's current and historical operating performance and the assumptions that the Company makes about each store's operating performance in future periods. Projected cash flows are updated based on the next year's operating budget which includes the qualitative factors noted above. The Company is unable to predict with any degree of certainty which individual stores will fall short or exceed future operating plans. Accordingly, the Company is unable to describe future trends that would affect its impairment charges, including the likely stores and their related asset values that may fail their recoverability test in future periods.

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

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses as of March 3, 2012 and February 26, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 3, 2012
Long-lived assets held and used	$—	$23,254	$36,485	$59,739	$(50,718)
Long-lived assets held for sale	—	5,407	—	5,407	(1,280)

Total	$—	$28,661	$36,485	$65,146	$(51,998)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges February 26, 2011
Long-lived assets held and used	$—	$21,822	$43,129	$64,951	$(114,330)
Long-lived assets held for sale	—	2,479	—	2,479	(791)

Total	$—	$24,301	$43,129	$67,430	$(115,121)

  Facility and Equipment Lease Exit Charges

        Charges to close a store, which principally consist of continuing lease obligations, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, "Exit or Disposal Cost Obligations." The Company calculates the liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting or favorable lease terminations. The Company evaluates these assumptions each quarter and adjusts the liability accordingly.

        In fiscal 2012, 2011 and 2010, the Company recorded facility and equipment lease exit charges of $48,055, $95,772 and $132,542. These charges related to changes in future assumptions, interest accretion and provisions for 23 stores in fiscal 2012, 52 stores and one distribution center in fiscal 2011, and 108 stores and one distribution center in fiscal 2010.

        As part of its ongoing business activities, the Company assesses stores and distribution centers for potential closure. Decisions to close stores or distribution centers in future periods would result in charges for lease exit costs and liquidation of inventory, as well as impairment of assets at these

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

locations. The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
Balance—beginning of year	$405,350	$412,654	$381,411
Provision for present value of noncancellable lease payments of closed stores	11,832	51,369	80,331
Changes in assumptions about future sublease income, terminations and change in interest rates	11,305	19,585	31,014
Interest accretion	26,084	26,234	26,693
Cash payments, net of sublease income	(86,707)	(104,492)	(106,795)

Balance—end of year	$367,864	$405,350	$412,654

        The Company's revenues and income (loss) before income taxes for fiscal 2012, 2011, and 2010 included results from stores that have been closed or are approved for closure as of March 3, 2012. The revenue, operating expenses, and income (loss) before income taxes of these stores for the periods are presented as follows:

	Year Ended
	March 3, 2012	February 26, 2011	February 27, 2010
Revenues	$179,064	$352,260	$640,014
Operating expenses	198,214	393,465	707,699
Gain from sale of assets	(11,969)	(19,407)	(32,967)
Other expenses	(7,220)	4,232	9,832
Income (loss) before income taxes	39	(26,030)	(44,550)
Included in these stores' income (loss) before income taxes are:
Depreciation and amortization	2,183	5,336	11,312
Inventory liquidation charges	1,112	4,897	5,236

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

4. Income Taxes

        The provision for income taxes was as follows:

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
Current tax expense (benefit):
Federal	$0	$(36)	$(4,819)
State	3,654	9,348	3,330

	3,654	9,312	(1,489)
Deferred tax expense (benefit):
Federal	1,729	1,959	1,849
State	(29,069)	(1,429)	26,398

	(27,340)	530	28,247

Total income tax expense (benefit)	$(23,686)	$9,842	$26,758

        A reconciliation of the expected statutory federal tax and the total income tax benefit was as follows:

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
Expected federal statutory expense at 35%	$(137,279)	$(190,956)	$(167,972)
Nondeductible expenses	2,408	1,354	2,941
State income taxes, net	11,492	(18,139)	(24,662)
Increase (decrease) of previously recorded liabilities	(17,771)	647	18,359
Recoverable AMT tax due to special 5-year NOL carryback	—	—	(4,790)
Valuation allowance	117,464	216,936	202,882

Total income tax expense (benefit)	$(23,686)	$9,842	$26,758

        Net loss for fiscal 2012 included income tax benefit of $23,686 and was primarily comprised of adjustments to unrecognized tax benefits due to the lapse of statute of limitations. The Company maintains a full valuation allowance against its net deferred tax assets. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to ASC 740, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

4. Income Taxes (Continued)

        The fiscal 2011 income tax expense was primarily comprised of an accrual for state and local taxes, adjustments to unrecognized tax benefits and the need for an accrual of additional state taxes resulting from the receipt of a final audit determination.

        The fiscal 2010 income tax expense was primarily comprised of an accrual for state and local taxes net of federal tax recoveries and adjustments to unrecognized tax benefits.

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at March 3, 2012 and February 26, 2011:

	2012	2011
Deferred tax assets:
Accounts receivable	$54,119	$39,021
Accrued expenses	252,560	266,523
Liability for lease exit costs	158,454	175,547
Pension, retirement and other benefits	218,197	188,658
Long-lived assets	298,877	233,317
Other	1,994	2,166
Credits	71,716	71,526
Net operating losses	1,584,626	1,578,714

Total gross deferred tax assets	2,640,543	2,555,472
Valuation allowance	(2,317,425)	(2,199,302)

Total deferred tax assets	323,118	356,170
Deferred tax liabilities:
Inventory	323,118	356,170

Total gross deferred tax liabilities	323,118	356,170

Net deferred tax assets	$—	$—

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2012	2011	2010
Unrecognized tax benefits	$286,952	$300,707	$280,394
Increases to prior year tax positions	—	8,872	8,661
Decreases to tax positions in prior periods	(11,125)	(16,940)	(306)
Increases to current year tax positions	—	821	12,669
Settlements	—	(2,498)	—
Lapse of statute of limitations	(28,105)	(4,010)	(711)

Unrecognized tax benefits balance	$247,722	$286,952	$300,707

        The amount of the above unrecognized tax benefits at March 3, 2012, February 26, 2011 and February 27, 2010 which would impact the Company's effective tax rate, if recognized, was $83,804,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

4. Income Taxes (Continued)

$109,030 and $116,972, respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including the acquisition date of June 4, 2007, related to the Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of March 3, 2012, February 26, 2011 and February 27, 2010, the Company had a corresponding recoverable indemnification asset of $156,797, $158,209 and $146,053 from Jean Coutu Group, included in the "Other Assets" line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        Over the next 12 months, the Company believes that it is reasonably possible that the unrecognized tax positions reflected in the table above could decrease by $209,266 ($69,152 of which would impact the effective tax rate) if its tax positions are sustained upon audit, the controlling statute of limitations expires or the Company agrees to a disallowance. The primary driver of the decrease is contingent upon the timing of the conclusion of the pre-acquisition period's audit of the consolidated U.S. income tax returns for Brooks Eckerd and will impact the effective rate by $38,816 and the overall decrease of unrecognized tax benefits by $168,229. The Company believes that it is reasonably possible that approximately $41,037 of its remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of the fiscal year as a result of concluding audits or lapse of statute of limitations.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. Prior to the adoption of ASC 740, "Income Taxes," the Company included interest as income tax expense and penalties as an operating expense. The Company recognized expense for interest and penalties in connection with tax matters of ($2,113), $8,937 and $12,267 for fiscal years 2012, 2011 and 2010, respectively. As of March 3, 2012 and February 26, 2011 the total amount of accrued income tax-related interest and penalties was $65,266 and $67,379, respectively.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns have been subject to examination by the Internal Revenue Service (IRS) through fiscal 2008. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. The IRS has completed the examination of the consolidated U.S. income tax returns for Brooks Eckerd for the periods leading up to the acquisition which include fiscal years 2004 through 2007. A revenue agent report (RAR) has been received for each of the three audit cycles, with the last RAR received in the third quarter of fiscal 2011. The Company appealed these audit results. Management is actively in settlement discussions with the IRS Appellate Division which upon signature of a closing agreement will conclude the examination of the Brooks Eckerd pre-acquisition periods. Management does not anticipate the impending IRS settlement to impact the net financial position or results of operations. Furthermore, the IRS settlement will result in the resolution of tax contingencies associated with these tax years which will impact the fiscal 2013 effective rate. This amount will be completely offset by the reversal of the tax indemnification asset which will be recorded in selling, general and administrative

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

4. Income Taxes (Continued)

expenses. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. However, as a result of filing amended returns, the Company has statutes open in some states from fiscal 2004.

  Net Operating Losses and Tax Credits

        At March 3, 2012, the Company had federal net operating loss (NOL) carryforwards of approximately $3,891,357, the majority of which will expire, if not utilized, between fiscal 2019 and 2022.

        At March 3, 2012, the Company had state NOL carryforwards of approximately $5,502,866, the majority of which will expire between fiscal 2017 and 2025.

        At March 3, 2012, the Company had federal business tax credit carryforwards of $59,187, the majority of which will expire between 2013 and 2020. In addition to these credits, the Company had alternative minimum tax credit carryforwards of $3,221.

  Valuation Allowances

        The valuation allowances as of March 3, 2012 and February 26, 2011 apply to the net deferred tax assets of the Company. The Company maintained a full valuation allowance of $2,317,425 and $2,199,302 against net deferred tax assets at March 3, 2012 and February 26, 2011, respectively.

5. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at March 3, 2012 and February 26, 2011 was $28,832 and $25,116, respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

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

        On October 26, 2009, the Company terminated both accounts receivable securitization facilities and replaced them with senior secured notes, increased borrowing capacity under the Company's existing senior secured revolving credit facility and an increase in borrowings the Company's Tranche 4 Term Loan. As part of this refinancing, the Company incurred a prepayment penalty of $2,250 in

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

5. Accounts Receivable (Continued)

relation to the Second Lien Facility and recognized $3,822 of unamortized discount related to the Second Lien Facility. These charges are recorded as a component of selling, general, and administrative expenses.

        At October 26, 2009, prior to the termination of the First Lien Facility, the total outstanding receivables that had been transferred to CPV's were $250,000. The table below details receivable transfer activity for the years ended March 3, 2012, February 26, 2011 and February 27, 2010. Note that for the fifty-two period ended February 27, 2010, receivables securitization activity is reflected through October 26, 2009, the date of the termination of the securitization facilities.

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
Average amount of outstanding receivables transferred	$—	$—	$226,521
Total receivable transfers	$—	$—	$2,240,000
Collections made by the Company as part of the servicing arrangement on behalf of the CPVs	$—	$—	$2,320,000

        The program fee under the First Lien Facility was LIBOR plus 2.0% of the total amount advanced under the facility. The liquidity fee was 3.5% of the total facility commitment of $345,000. The program and the liquidity fees were recorded as a component of selling, general and administrative expenses. Program and liquidity fees for fiscal 2010 were $11,980. There were no program and liquidity fees for fiscal 2012 and 2011.

        Financing fees related to the Second Lien Facility for fiscal 2010 were $24,882 and were recorded as a component of selling, general, and administrative expenses.

6. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at March 3, 2012 and February 26, 2011:

	2012	2011
Land	$249,906	$261,909
Buildings	746,568	743,525
Leasehold improvements	1,618,042	1,577,873
Equipment	2,020,366	1,989,415
Construction in progress	57,983	67,947

	4,692,865	4,640,669
Accumulated depreciation	(2,790,844)	(2,601,286)

Property, plant and equipment, net	$1,902,021	$2,039,383

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

6. Property, Plant and Equipment (Continued)

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $296,792, $331,928 and $349,282 in fiscal 2012, 2011 and 2010, respectively.

        Included in property, plant and equipment was the carrying amount of assets to be disposed of totaling $2,774 and $4,608 at March 3, 2012 and February 26, 2011, respectively.

7. Other Intangibles

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of March 3, 2012 and February 26, 2011.

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$614,862	$(374,685)	10 years	$620,786	$(335,692)	10 years
Prescription files	1,239,444	(950,846)	5 years	1,217,212	(856,129)	6 years

Total	$1,854,306	$(1,325,531)		$1,837,998	$(1,191,821)

        Also included in other non-current liabilities as of March 3, 2012 and February 26, 2011 are unfavorable lease intangibles with a net carrying amount of $82,030 and $93,952, respectively.

        Amortization expense for these intangible assets and liabilities was $143,790, $173,618 and $184,956 for fiscal 2012, 2011 and 2010, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2013—$115,817; 2014—$90,539; 2015—$73,650; 2016—$62,328 and 2017—$49,382.

8. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at March 3, 2012 and February 26, 2011:

	2012	2011
Accrued wages, benefits and other personnel costs	$415,539	$386,226
Accrued sales and other taxes payable	103,596	98,433
Accrued store expense	200,222	200,786
Other	345,150	363,961

	$1,064,507	$1,049,406

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

9. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at March 3, 2012 and February 26, 2011:

	2012	2011
Secured Debt:
Senior secured revolving credit facility due August 2015 (or April 2014, see Credit Facility below)	$136,000	$28,000
Tranche 2 Term Loan due June 2014	1,044,433	1,074,613
Tranche 3 Term Loan due June 2014 ($342,125 face value less unamortized discount of $19,718)	—	322,407
Tranche 5 Term Loan due March 2018 (or September 2015, see Credit Facility below) ($333,367 face value less unamortized discount of $1,488)	331,879	—
9.75% senior secured notes (senior lien) due June 2016 ($410,000 face value less unamortized discount of $4,579 and $5,635)	405,421	404,365
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $24,422 and $29,952)	445,578	440,048
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,569 and $1,774)	268,431	268,226
Other secured	5,342	5,408

	3,787,084	3,693,067
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015 (satisfied and discharged on March 14, 2012)	54,156	500,000
9.375% senior notes due December 2015 ($405,000 and $410,000 face value less unamortized discount of $2,673 and $3,345)	402,327	406,655
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $6,830 and $8,130)	803,170	801,870
9.25% senior secured notes (senior lien) due March 2020	481,000	—

	1,740,653	1,708,525
Unsecured Unguaranteed Debt:
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	180,277	184,773
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	673,480	677,976
Lease financing obligations	126,984	140,297

Total debt	6,328,201	6,219,865
Current maturities of long-term debt and lease financing obligations	(79,421)	(63,045)

Long-term debt and lease financing obligations, less current maturities	$6,248,780	$6,156,820

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

9. Indebtedness and Credit Agreement (Continued)

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

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 3, 2012, the Company had $136,000 of borrowings outstanding under the revolver and had letters of credit outstanding thereunder of $128,190 which gave the Company additional borrowing capacity of $910,810.

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

        On March 3, 2011, the Company refinanced its Tranche 3 Term Loan with a $331,879 senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018, although the maturity will instead be September 16, 2015, in the event that the Company does not repay or refinance its outstanding 9.375% senior notes due 2015 prior to that time. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor, and is subject to a 1% prepayment fee in the event it is refinanced within the first year after issuance with the proceeds of a substantially concurrent issuance of new loans or other indebtedness incurred for the primary purpose of repaying, refinancing or replacing the Tranche 5 Term Loan. The Company must make mandatory prepayments of the Tranche 5 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of excess cash flow generated by the Company (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in its borrowing base under its senior secured credit facility, prepayment of the Tranche 5 Term Loan may also be required. In connection with the Tranche 3 Term Loan repayment and retirement, the Company recorded a loss

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

9. Indebtedness and Credit Agreement (Continued)

on debt modification of $22,434 due to the write off of debt issue costs of $2,716 and unamortized original issue discount of $19,718.

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

        The senior secured credit facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however, other debentures limit the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014, for the voluntary repurchase of debt with a maturity after June 4, 2014, and the mandatory repurchase of the Company's 8.5% convertible notes due 2015 if the Company maintains availability on the revolving credit facility of more than $100,000.

        The senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.05 to 1.00. As of March 3, 2012, the Company was in compliance with this financial covenant.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

9. Indebtedness and Credit Agreement (Continued)

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

        The indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. As of March 3, 2012, the amount of additional secured and unsecured debt that could be incurred under these indentures was $1,006,200 (which does not include the ability to enter into certain sale and leaseback transactions.) However, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

Other 2012 Transactions

        On February 14, 2012, the Company issued $481,000 of its 9.25% senior notes due March 2020. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee our obligations under its senior secured credit facility and its unsecured outstanding 8.00% senior secured notes due 2020, 9.75% senior secured notes due 2016, 10.375% senior secured notes due 2016, 7.5% senior secured notes due 2017, 10.25% senior secured notes due 2019, 9.375% senior notes due 2015 and 9.5% senior notes due 2017. The proceeds of the notes, together with available cash, were used to repurchase and repay the 8.625% senior notes due March 2015. In February 2012, the Company completed a tender offer for the 8.625% notes in which

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

9. Indebtedness and Credit Agreement (Continued)

$404,844 aggregate principal amount of the outstanding 8.625% notes were tendered and repurchased by the Company. In February 2012, the Company called for the redemption of the remaining 8.625% notes. The Company satisfied and discharged the remaining 8.625% notes on March 14, 2012 for $55,644, which included the call premium and interest through the call date. The refinancing resulted in a loss for the period of $16,066.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

9. Indebtedness and Credit Agreement (Continued)

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

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 7.4%, 7.5%, and 6.8% for fiscal 2012, 2011, and 2010, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2013—$59,445; 2014—$189,316; 2015—$1,044,692; 2016—$608,617 and $4,340,708 in 2017 and thereafter.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

10. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 22 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $8,866, $9,662, and $11,027, was $976,892, $965,665 and $961,519 in fiscal 2012, 2011, and 2010, respectively. These amounts include contingent rentals of $22,659, $23,336 and $27,260 in fiscal 2012, 2011, and 2010, respectively.

        During fiscal 2012 the Company sold two owned operating stores to independent third parties. Net proceeds from the sale were $6,038. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over a minimum lease terms of 7 to10 years. The Company accounted for these leases as operating leases. The transactions resulted in a loss of $3,896 which is included in the gain on sale of assets, net for the fifty-three weeks ended March 3, 2012.

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

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 3, 2012 and February 26, 2011 are summarized as follows:

	2012	2011
Land	$6,695	$7,528
Buildings	142,483	148,262
Leasehold improvements	1,236	1,639
Equipment	19,261	22,515
Accumulated depreciation	(100,300)	(100,561)

	$69,375	$79,383

        Following is a summary of lease finance obligations at March 3, 2012 and February 26, 2011:

	2012	2011
Obligations under financing leases	$119,108	$128,994
Sale-leaseback obligations	7,876	11,303
Less current obligation	(19,977)	(18,003)

Long-term lease finance obligations	$107,007	$122,294

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

10. Leases (Continued)

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 3, 2012:

Fiscal year	Lease Financing Obligations	Operating Leases
2013	$30,716	$1,002,062
2014	22,038	966,754
2015	21,522	913,521
2016	21,421	854,717
2017	19,476	784,330
Later years	59,908	4,304,798

Total minimum lease payments	175,081	$8,826,182

Amount representing interest	(48,097)

Present value of minimum lease payments	$126,984

11. Redeemable Preferred Stock

        In March 1999 and February 1999, Rite Aid Lease Management Company, a 100 percent owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $19,253 for the fiscal 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to expense using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2012, 2011 and 2010. The amount of this instrument is $20,583 and $20,481 and is recorded in Other Non-Current Liabilities as of March 3, 2012 and February 26, 2011, respectively.

12. Capital Stock

        As of March 3, 2012, the authorized capital stock of the Company consists of 1,500,000 shares of common stock and 20,000 shares of preferred stock, each having a par value of $1.00 per share. Preferred stock is issued in series, subject to terms established by the Board of Directors.

        The Company has outstanding Series G and Series H preferred stock. The Series G preferred stock has a liquidation preference of $100 per share and pays quarterly dividends at 7% of liquidation preference. In the fourth quarter of 2009, at the election of the holder, substantially all of the Series G

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

12. Capital Stock (Continued)

preferred stock was converted into 27,137 common shares, at a conversion rate of $5.50 per share. The remaining Series G preferred stock can be redeemed at the Company's election after January 2009. The Company has not elected to redeem the remaining Series G preferred stock as of March 3, 2012.

        The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at the Company's election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at the election of the Company. Any redemptions are at 105% of the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H shares are convertible into common stock of the Company, at the holder's option, at a conversion rate of $5.50 per share. The Company has not elected to redeem the Series H preferred stock as of March 3, 2012.

13. Stock Option and Stock Award Plans

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2012, 2011 and 2010 include $15,861, $17,336 and $23,794 of compensation costs related to the Company's stock-based compensation arrangements.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

13. Stock Option and Stock Award Plans (Continued)

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

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 89,446 as of March 3, 2012.

Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Expected stock price volatility(1)	79%	79%	76%
Expected dividend yield(2)	0.00%	0.00%	0.00%
Risk-free interest rate(3)	1.45%	1.92%	2.50%
Expected option life(4)	5.5 years	5.5 years	5.5 years

(1)
The expected volatility is based on the historical volatility of the stock price over the most recent period equal to expected life of the option.

(2)
The dividend rate that will be paid out on the underlying shares during the expected term of the options. The Company does not pay dividends on its common stock, as such, the dividend rate will always be zero percent.

(3)
The risk free interest rate is equal to the rate available on United States Treasury zero-coupon issues as of the grant date of the option with a remaining term equal to the expected term.

(4)
The period of time for which the option is expected to be outstanding. The Company analyzed employees for exercise behavior.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

13. Stock Option and Stock Award Plans (Continued)

        The weighted average fair value of options granted during fiscal 2012, 2011, and 2010 was $0.82, $0.71, and $0.83, respectively. Following is a summary of stock option transactions for the fiscal years ended March 3, 2012, February 26, 2011, and February 27, 2010:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 28, 2009	70,162	$3.80
Granted	18,367	1.26
Exercised	(75)	0.89
Cancelled	(12,340)	4.48

Outstanding at February 27, 2010	76,114	3.08
Granted	17,443	1.07
Exercised	(244)	0.92
Cancelled	(19,015)	3.66

Outstanding at February 26, 2011	74,298	2.47

Granted	23,200	1.19
Exercised	(896)	1.02
Cancelled	(22,804)	4.31

Outstanding at March 3, 2012	73,798	$1.52	7.16	$35,568

Vested or expected to vest at March 3, 2012	65,622	$1.57	7.04	$31,206

Exercisable at March 3, 2012	29,544	$2.08	5.95	$12,595

        As of March 3, 2012, there was $20,136 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.47 years.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

13. Stock Option and Stock Award Plans (Continued)

        Cash received from stock option exercises for fiscal 2012, 2011, and 2010 was $914, $226, and $66 respectively. There was no income tax benefit from stock options for fiscal 2012, 2011 and 2010. The total intrinsic value of stock options exercised for fiscal 2012, 2011, and 2010 was $255, $81, and $44, respectively.

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

Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years and unvested shares are forfeited upon termination of employment. Following is a summary of restricted stock transactions for the fiscal years ended March 3, 2012, February 26, 2011, and February 27, 2010:

	Shares	Weighted Average Grant Date Fair Value
Balance at February 28 , 2009	6,699	$3.87
Granted	3,289	1.28
Vested	(3,387)	4.35
Cancelled	(657)	3.03

Balance at February 27, 2010	5,944	2.26
Granted	4,574	1.07
Vested	(3,055)	3.21
Cancelled	(385)	1.65

Balance at February 26, 2011	7,078	1.12
Granted	8,525	1.23
Vested	(3,366)	1.11
Cancelled	(731)	1.16

Balance at March 3, 2012	11,506	$1.20

        At March 3, 2012, there was $9,487 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.49 years.

        The total fair value of restricted stock vested during fiscal years 2012, 2011, and 2010 was $3,724, $9,819, and $14,726, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

14. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expense recognized for the above plans was $57,036 in fiscal 2012, $58,035 in fiscal 2011 and $59,531 in fiscal 2010.

        The Chairman of the Board is entitled to supplemental retirement defined contribution arrangements in accordance with her employment agreement, which vests immediately. The Company makes investments to fund this obligation. Other officers, who are not participating in the defined benefit nonqualified executive retirement plan, are included in a supplemental retirement plan, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense recognized for these plans was $4,582 in fiscal 2012, $9,433 in fiscal 2011, and $10,989 in fiscal 2010.

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (The "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $14,878 in fiscal 2012, $13,451 in fiscal 2011, and $2,681 in fiscal 2010.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

14. Retirement Plans (Continued)

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit plans included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2012	2011	2010	2012	2011	2010
Service cost	$2,988	$2,972	$2,603	$21	$72	$54
Interest cost	6,501	6,124	6,032	771	847	1,130
Expected return on plan assets	(6,192)	(4,819)	(2,637)	—	—	—
Amortization of unrecognized prior service cost	639	861	861	—	—	—
Amortization of unrecognized net loss (gain)	2,435	2,114	3,037	(582)	(926)	651

Net pension expense(income)	$6,371	$7,252	$9,896	$210	$(7)	$1,835
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$24,664	$279	$(4,339)	$595	$593	$(1,572)
Prior service cost arising during period	(275)	—	—	—	—	—
Amortization of unrecognized prior service costs	(639)	(861)	(860)	—	—	—
Amortization of unrecognized net (loss) gain	(2,435)	(2,114)	(3,037)	582	925	(651)

Net amount recognized in other comprehensive loss	21,315	(2,696)	(8,236)	1,177	1,518	(2,223)

Net amount recognized in pension expense and other comprehensive loss	$27,686	$4,556	$1,660	$1,387	$1,511	$(388)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

14. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of March 3, 2012 and February 26, 2011:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligation at end of prior year	$115,499	$103,876	$14,822	$14,878
Service cost	2,988	2,972	21	72
Interest cost	6,501	6,124	771	847
Distributions	(6,957)	(6,353)	(1,700)	(1,568)
Change due to change in assumptions	23,574	7,357	823	426
Change due to Plan amendments	(275)	—	—	—
Actuarial (gain) loss	980	1,523	(228)	167

Benefit obligation at end of year	$142,310	$115,499	$14,509	$14,822

Change in plan assets:
Fair value of plan assets at beginning of year	$94,195	$73,676	$—	$—
Employer contributions	14,878	13,451	1,700	1,568
Actual return on plan assets	7,507	14,858	—	—
Distributions (including expenses paid by the plan)	(8,384)	(7,790)	(1,700)	(1,568)

Fair value of plan assets at end of year	$108,196	$94,195	$—	$—

Funded status	$(34,114)	$(21,304)	$(14,509)	$(14,822)

Net amount recognized	$(34,114)	$(21,304)	$(14,509)	$(14,822)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—	$—	$—
Accrued pension liability	(34,114)	(21,304)	(14,509)	(14,822)

Net amount recognized	$(34,114)	$(21,304)	$(14,509)	$(14,822)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial (loss) gain	$(50,168)	$(28,029)	$—	$1,177
Prior service cost	(787)	(1,700)	—	—

Amount recognized	$(50,955)	$(29,729)	$—	$1,177

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2012 are $3,839 and $240, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

14. Retirement Plans (Continued)

        The accumulated benefit obligation for the defined benefit pension plan was $142,117 and $114,845 as of March 3, 2012 and February 26, 2011, respectively. The accumulated benefit obligation for the nonqualified executive retirement plan was $14,509 and $14,731 as of March 3, 2012 and February 26, 2011, respectively.

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of March 3, 2012, February 26, 2011, and February 27, 2010 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2012	2011	2010	2012	2011	2010
Discount rate	4.50%	5.50%	6.00%	4.50%	5.50%	6.00%
Rate of increase in future compensation levels	5.00%	5.00%	5.00%	3.00%	3.00%	3.00%

        Weighted average assumptions used to determine net cost for the fiscal years ended March 3, 2012, February 26, 2011 and February 27, 2010 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2012	2011	2010	2012	2011	2010
Discount rate	5.50%	6.00%	7.00%	5.50%	6.00%	7.00%
Rate of increase in future compensation levels	5.00%	5.00%	5.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75% long-term rate of return on plan assets assumption for fiscal 2012, 2011 and 2010.

        The Company's pension plan asset allocations at March 3, 2012 and February 26, 2011 by asset category were as follows:

	March 3, 2012	February 26, 2011
Equity securities	60%	58%
Fixed income securities	40%	42%

Total	100%	100%

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

14. Retirement Plans (Continued)

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

        The Company expects to contribute $11,500 to the Deferred Benefit Plan and $1,662 to the nonqualified executive retirement plan during fiscal 2013.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

14. Retirement Plans (Continued)

        The following table sets forth by level within the fair value hierarchy a summary of the plan's investments measured at fair value on a recurring basis as of March 3, 2012 and February 26, 2011:

	Fair Value Measurements at March 3, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$16,265	$—	$16,265
Large Cap	—	33,350	—	33,350
Mid Cap	—	11,765	—	11,765
Small Cap	—	3,733	—	3,733
Fixed Income
Long Term Credit Bond Index	—	42,924	—	42,924
Other types of investments
Short Term Investments	—	159	—	159

Total	$—	$108,196	$—	$108,196

	Fair Value Measurements at February 26, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$13,479	$—	$13,479
Large Cap	—	27,743	—	27,743
Mid Cap	—	10,191	—	10,191
Small Cap	—	3,434	—	3,434
Fixed Income
Long Term Credit Bond Index	—	38,514	—	38,514
Other types of investments
Short Term Investments	—	834	—	834

Total	$—	$94,195	$—	$94,195

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

14. Retirement Plans (Continued)

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2013	$6,273	$1,662
2014	6,440	1,641
2015	6,650	1,581
2016	6,849	1,520
2017	7,084	1,321
2018 - 2022	40,149	4,683

Total	$73,445	$12,408

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $14,594 in fiscal 2012, $19,053 in fiscal 2011 and $19,328 in fiscal 2010.

15. Multiemployer Plans that Provide Pension Benefits

        The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Additionally, if the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

        The Company's participation in these plans for the annual period ended March 3, 2012 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available for fiscal 2012 and fiscal 2011 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration date(s) of the collective-bargaining

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

15. Multiemployer Plans that Provide Pension Benefits (Continued)

agreement(s) to which the plans are subject and any minimum funding requirements. There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2010, 2011, and 2012.

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/ RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed		Minimum Funding Requirements
Pension		2012	2011		2012	2011	2010
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green—12/31/2011	Green—12/31/2010	No	$9,156	$7,315	$6,752	No	4/18/2015	Contribution rate of 9.16% of gross wages earned per associate.
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Green—12/31/2011	Green—12/31/2010	No	$459	$6,585	$6,742	No	7/15/2012	Contributions of $0.154 per hour worked for pharmacists and $0.070 per hour worked for non pharmacists.
Northern California Pharmacists, Clerks and Drug Employers Pension Plan	94-2518312-001	Green—12/31/2011	Green—12/31/2010	No	$2,937	$2,951	$1,905	No	7/13/2013	Contributions of $0.57 per hour worked for associates.
United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Yellow—9/30/2011	Yellow—9/30/2010	Implemented	$529	$517	$537	No	12/31/2014	Contribution rate of $1.27 per hour worked.
Other Funds					$1,513	$1,685	$3,392

				Total Contributions	$14,594	$19,053	$19,328

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

15. Multiemployer Plans that Provide Pension Benefits (Continued)

        The Company was listed in these plans Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of the Plan's Year-End)
Northern California Pharmacists, Clerks and Drug Employers Pension Plan	12/31/2010 and 12/31/2009
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2009
United Food and Commercial Workers Union-Employer Pension Fund	9/30/2010

        At the date the Company's financial statements were issued, certain Forms 5500 were not available.

        The Company withdrew from the NW OH Pension Fund effective December 31, 2011 and incurred an approximate $1,300 withdrawal liability.

16. Commitments, Contingencies and Guarantees

  Legal Proceedings

        While the Company cannot predict with certainty the timing or outcome of the legal matters described below, the Company does not believe that any of these matters will have a material effect on its business or financial condition. The Company cannot give assurance, however, that an unfavorable outcome in one or more of these matters will not have a material effect on its results of operations for the period in which they are resolved.

        The Company is currently a defendant in several putative collective or class action lawsuits filed in federal or state courts in several states, including Pennsylvania, New Jersey, New York, Maryland, Massachusetts, Maine, New Hampshire, Washington and Oregon, purportedly on behalf of, in some cases (i) current and former assistant store managers and co-managers or (ii) current and former store managers and assistant store managers, respectively, working in the Company's stores at various locations. The lawsuits allege violations of the Fair Labor Standards Act and of certain state wage and hour statutes. The lawsuits seek various combinations of unpaid compensation (including overtime compensation), liquidated damages, exemplary damages, pre-and post-judgment interest as well as attorneys' fees and costs. In one of the cases, Craig et al v. Rite Aid Corporation et al, pending in the United States District Court for the Middle District of Pennsylvania, brought on behalf of current and former assistant store managers, the Court, on December 9, 2009, conditionally certified a nationwide collective group of individuals who worked for the Company as assistant store managers since December 9, 2006. Notice of the Craig action was sent to the purported members of the collective group (approximately 6,700 current and former assistant store managers) and approximately 1,100

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

16. Commitments, Contingencies and Guarantees (Continued)

joined the Craig action. The Company has filed a motion to decertify the class which is presently pending. In another of the cases, Indergit v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of current and former store managers, the Court, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. In another of the cases, Ibea v. Rite Aid Corporation et al, pending in the United States District Court for the Southern District of New York, brought on behalf of former salaried co-managers, the Court, on January 9, 2012, conditionally certified a collective group of individuals who worked for the Company as salaried co-managers. The Court ordered that Notice of the Ibea action be sent to the purported members of the collective group (approximately 650 former salaried co-managers) and approximately 140 joined the Ibea action. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the lawsuits are without merit and not appropriate for collective or class action treatment. The Company is vigorously defending all of these claims.

        The Company is currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to pay for missed meals and rest periods and failure to provide employee seating. These suits purport to be class actions and seek substantial damages. At this time, the Company is not able to predict the outcome of these lawsuits, or any possible monetary exposure associated with the lawsuits. The Company's management believes, however, that the plaintiffs' allegations are without merit and that their claims are not appropriate for class action treatment. The Company is vigorously defending all of these claims.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

16. Commitments, Contingencies and Guarantees (Continued)

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

        The Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While the Company's management cannot predict the outcome of these claims with certainty, the Company's management does not believe that the outcome of any of these legal matters will have a material effect on its financial statements.

  Contingencies:

        The California Department of Health Care Services ("DHCS"), the agency responsible for administering the State of California Medicaid program, recently implemented retroactive reimbursement rate reductions impacting the medical provider community in California, including pharmacies. Numerous medical providers, including representatives of both chain and independent pharmacies, filed suits against DHCS in federal district court in California and have obtained preliminary injunctions against the rate cuts, subject to a trial on the merits. DHCS is appealing the preliminary injunctions to the Ninth Circuit Court of Appeals. Based upon the actions of DHCS, the Company has recorded the appropriate accrual, which is not material. As pertinent facts and circumstances develop, these accruals may be adjusted.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

17. Supplementary Cash Flow Data

	Year Ended
	March 3, 2012	February 26, 2011	February 27, 2010
Cash paid for interest (net of capitalized amounts of $315, $509 and $859)	$528,894	$464,456	$484,873

Cash payments for income taxes, net	$4,913	$4,907	$2,987

Equipment financed under capital leases	$7,052	$4,622	$185

Equipment received for noncash consideration	$3,616	$3,476	$15,603

Preferred stock dividends paid in additional shares	$9,919	$9,346	$8,807

Non-cash reduction in lease financing obligation	$—	$—	$25,889

Accrued capital expenditures	$45,454	$37,557	$16,846

Gross borrowings from revolver	$2,654,000	$1,511,000	$2,746,574

Gross repayments to revolver	$2,546,000	$1,563,000	$3,504,574

18. Related Party Transactions

        There were receivables from related parties of $77 and $81 at March 3, 2012 and February 26, 2011, respectively.

        As of March 3, 2012, the Jean Coutu Group owned 234,401,162 shares (25.2% of the voting power of the Company) of common stock. On April 20, 2012, the Jean Coutu Group announced that it had disposed of 56,000,000 of its 234,401,162 shares of Rite Aid's common stock. As a result of such sale, the Jean Coutu Group was required to cause one of its designees to immediately resign from Rite Aid's board of directors and Andre Belzile resigned from Rite Aid's board of directors effective April 23, 2012. Following Mr. Belzile's resignation and reduction of the size of Rite Aid's board of directors from eleven to ten members, the Jean Coutu Group will continue to have the right to designate two members of Rite Aid's board of directors, subject to adjustment for future reductions in its ownership position in the Company. In addition, upon such sale, certain rights of Jean Coutu Group to maintain their ownership percentage in Rite Aid and the requirement that two-thirds of Rite Aid's board of directors approve certain transactions terminated.

        During fiscal 2012, 2011 and 2010, the Company paid Leonard Green & Partners, L.P., fees of $38, $163 and $150 for financial advisory services and expense reimbursements of $67, $151 and $72, respectively.

        Jonathan D. Sokoloff is an equity owner of Leonard Green & Partners, L.P. The Company has entered into a month-to-month agreement with Leonard Green & Partners, L.P., as amended whereby the Company has agreed to pay Leonard Green & Partners, L.P., a monthly fee of $12.5, paid in

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

18. Related Party Transactions (Continued)

arrears, for its consulting services. The consulting agreement also provides for the reimbursement of out-of-pocket expenses incurred by Leonard Green & Partners, L.P.

        As of the second quarter in fiscal 2012, the consulting agreement with Leonard Green & Partners, L.P. has been terminated as Mr. Sokoloff is no longer on the Company's board of directors.

19. Interim Financial Results (Unaudited)

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,390,793	$6,271,091	$6,312,584	$7,146,754	$26,121,222
Cost of goods sold	4,699,874	4,622,130	4,641,204	5,364,679	19,327,887
Selling, general and administrative expenses	1,586,236	1,603,752	1,583,098	1,758,325	6,531,411
Lease termination and impairment charges	17,090	15,118	11,540	56,305	100,053
Interest expense	130,760	130,829	129,927	137,739	529,255
Loss (gain) on debt modifications and retirements, net	22,434	(4,924)	—	16,066	33,576
Gain on sale of assets and investments, net	(4,792)	(848)	(2,172)	(891)	(8,703)

	6,451,602	6,366,057	6,363,597	7,332,223	26,513,479

Loss before income taxes	(60,809)	(94,966)	(51,013)	(185,469)	(392,257)
Income tax expense (benefit)	2,273	(2,712)	972	(24,219)	(23,686)

Net loss	$(63,082)	$(92,254)	$(51,985)	$(161,250)	$(368,571)

Basic loss per share(1)	$(0.07)	$(0.11)	$(0.06)	$(0.18)	$(0.43)

Diluted loss per share(1)	$(0.07)	$(0.11)	$(0.06)	$(0.18)	$(0.43)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

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

        During the first quarter of 2012, the Company recorded a loss on debt modification related to the repayment of its Tranche 3 Term Loan as discussed in Note 9. During the fourth quarter of fiscal 2012, the Company recorded facilities impairment charges of $56,305 and LIFO expense of $121,219 as inflation was higher than at prior year end.

        During the second quarter of 2011, the Company recorded a loss on debt modification related to the repayment of its Tranche 4 Term Loan as discussed in Note 9. During the fourth quarter of fiscal 2011, the Company recorded facilities impairment charges of $111,923 and LIFO expense of $825 as inflation was lower than at prior year end.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010

(In thousands, except per share amounts)

20. Financial Instruments

        The carrying amounts and fair values of financial instruments at March 3, 2012 and February 26, 2011 are listed as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,512,313	$1,469,813	$1,425,019	$1,386,861
Fixed rate indebtedness	$4,688,904	$4,934,587	$4,654,548	$4,544,974

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 3, 2012, February 26, 2011 and February 27, 2010
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 3, 2012	$25,116	$18,274	$14,558	$28,832
Year ended February 26, 2011	$31,549	$14,359	$20,792	$25,116
Year ended February 27, 2010	$37,490	$21,348	$27,289	$31,549

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ JOHN T. STANDLEY John T. Standley President and Chief Executive Officer
Dated: April 24, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 24, 2012.

Signature	Title

/s/ JOHN T. STANDLEY John T. Standley	President, Chief Executive Officer and Director (principal executive officer)
/s/ MARY F. SAMMONS Mary F. Sammons	Chairman of the Board
/s/ FRANK G. VITRANO Frank G. Vitrano	Chief Financial Officer, Chief Administrative Officer and Senior Executive Vice President (principal financial officer)
/s/ DOUGLAS E. DONLEY Douglas E. Donley	Chief Accounting Officer and Senior Vice President (principal accounting officer)
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ JOHN BAUMER John Baumer	Director
/s/ FRANCOIS J. COUTU Francois J. Coutu	Director

Signature	Title

/s/ MICHEL COUTU Michel Coutu	Director
/s/ JAMES L. DONALD James L. Donald	Director
/s/ DAVID R. JESSICK David R. Jessick	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ MARCY SYMS Marcy Syms	Director