Form 10-Q
period 2012-06-02
RITE AID CORP
filed 2012-07-03
CIK 84129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 2, 2012
OR
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

        The registrant had 899,090,442 shares of its $1.00 par value common stock outstanding as of June 21, 2012.

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

  •
  changes in state or federal legislation or regulations, and the impact of healthcare reform, including the recent Supreme Court ruling on the Patient Protection and Affordable Care Act;

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012 ("the Fiscal 2012 10-K"), which we filed with the SEC on April 24, 2012. This document is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	June 2, 2012	March 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$214,774	$162,285
Accounts receivable, net	916,679	1,013,233
Inventories, net of LIFO reserve of $1,081,873 and $1,063,123	3,021,483	3,138,455
Prepaid expenses and other current assets	168,915	190,613

Total current assets	4,321,851	4,504,586
Property, plant and equipment, net	1,901,475	1,902,021
Other intangibles, net	502,684	528,775
Other assets	347,122	428,909

Total assets	$7,073,132	$7,364,291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$33,627	$79,421
Accounts payable	1,336,975	1,426,391
Accrued salaries, wages and other current liabilities	1,109,806	1,064,507

Total current liabilities	2,480,408	2,570,319
Long-term debt, less current maturities	6,025,749	6,141,773
Lease financing obligations, less current maturities	104,029	107,007
Other noncurrent liabilities	1,072,279	1,131,948

Total liabilities	9,682,465	9,951,047
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued .007 and ..006	1	1
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,741 and 1,715	174,143	171,569
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 899,074 and 898,687	899,074	898,687
Additional paid-in capital	4,280,518	4,278,988
Accumulated deficit	(7,911,455)	(7,883,367)
Accumulated other comprehensive loss	(51,614)	(52,634)

Total stockholders' deficit	(2,609,333)	(2,586,756)

Total liabilities and stockholders' deficit	$7,073,132	$7,364,291

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
Revenues	$6,468,287	$6,390,793
Costs and expenses:
Cost of goods sold	4,719,516	4,699,874
Selling, general and administrative expenses	1,688,066	1,586,236
Lease termination and impairment charges	12,143	17,090
Interest expense	130,588	130,760
Loss on debt modifications and retirements, net	17,842	22,434
Gain on sale of assets, net	(10,051)	(4,792)

	6,558,104	6,451,602

Loss before income taxes	(89,817)	(60,809)
Income tax (benefit) expense	(61,729)	2,273

Net loss	$(28,088)	$(63,082)

Computation of loss attributable to common stockholders:
Net loss	$(28,088)	$(63,082)
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(2,574)	(2,425)

Loss attributable to common stockholders—basic and diluted	$(30,687)	$(65,532)

Basic and diluted loss per share	$(0.03)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
Net loss	$(28,088)	$(63,082)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	1,020	590

Total other comprehensive income	$1,020	$590

Comprehensive loss	$(27,068)	$(62,492)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
Operating activities:
Net loss	$(28,088)	$(63,082)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	106,371	117,090
Lease termination and impairment charges	12,143	17,090
LIFO charges	18,750	20,001
Gain on sale of assets, net	(10,051)	(4,792)
Stock-based compensation expense	3,958	3,571
Loss on debt modifications and retirements, net	17,842	22,434
Changes in operating assets and liabilities:
Accounts receivable	96,385	1,018
Inventories	97,993	(32,486)
Accounts payable	(38,703)	174,597
Other assets and liabilities, net	87,003	129,893

Net cash provided by operating activities	363,603	385,334

Investing activities:
Payments for property, plant and equipment	(78,000)	(48,755)
Intangible assets acquired	(8,958)	(8,072)
Proceeds from dispositions of assets and investments	11,283	8,423

Net cash used in investing activities	(75,675)	(48,404)

Financing activities:
Proceeds from issuance of long-term debt	426,263	341,285
Net repayments to revolver	(136,000)	(28,000)
Principal payments on long-term debt	(463,637)	(385,865)
Change in zero balance cash accounts	(41,901)	(122,097)
Net proceeds from issuance of common stock	534	57
Financing fees paid for early debt redemption	(11,069)	—
Deferred financing costs paid	(9,629)	(2,789)

Net cash used in financing activities	(235,439)	(197,409)

Increase in cash and cash equivalents	52,489	139,521
Cash and cash equivalents, beginning of period	162,285	91,116

Cash and cash equivalents, end of period	$214,774	$230,637

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $137 and $116, respectively)	$64,195	$95,228

Cash payments of income taxes, net of refunds	$710	$1,085

Equipment financed under capital leases	$3,865	$1,562

Preferred stock dividends paid in additional shares	$2,574	$2,425

Gross borrowings from revolver	$287,000	$438,000

Gross repayments to revolver	$423,000	$466,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 2, 2012 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the "Company") Fiscal 2012 10-K.

New Accounting Pronouncements

        The FASB issued an amendment related to statements of comprehensive income. This amendment requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income for the thirteen week period ended June 2, 2012. The adoption did not have a material effect on the Company's financial statements.

        In May 2011, the FASB issued an amendment to revise certain fair value measurement and disclosure requirements. This amendment establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. These changes are effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. The Company has adopted this amendment for the thirteen week period ended June 2, 2012. The adoption did not have a material effect on the Company's financial statements.

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

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Loss Per Share (Continued)

were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
Numerator for loss per share:
Net loss	$(28,088)	$(63,082)
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(2,574)	(2,425)

Loss attributable to common stockholders, basic and diluted	$(30,687)	$(65,532)

Denominator:
Basic and diluted weighted average shares	887,516	883,915

Basic and diluted loss per share	$(0.03)	$(0.07)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of June 2, 2012 and May 28, 2011:

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
Stock options	72,907	63,779
Convertible preferred stock	31,662	29,832
Convertible debt	24,800	24,800

	129,369	118,411

        Also excluded from the computation of diluted loss per share as of June 2, 2012 and May 28, 2011 are restricted shares and restricted stock units of 11,366 and 6,932, respectively, which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
Impairment charges	$495	$734
Lease termination charges	11,648	16,356

	$12,143	$17,090

Impairment Charges

        These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management's intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

Lease Termination Charges

        As part of the Company's ongoing business activities, the Company assesses stores and distribution centers for potential closure or relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease termination charges, lease exit costs and inventory liquidation charges, as well as impairment of assets at these locations. The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
Balance—beginning of period	$367,864	$405,350
Provision for present value of noncancellable lease payments of closed stores	3,574	864
Changes in assumptions about future sublease income, terminations and changes in interest rates	2,057	9,363
Interest accretion	6,056	6,944
Cash payments, net of sublease income	(20,968)	(26,078)

Balance—end of period	$358,583	$396,443

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Income Taxes

        The Company recorded an income tax benefit of $61,729 and an income tax expense of $2,273 for the thirteen week periods ended June 2, 2012 and May 28, 2011, respectively. The income tax benefit for the thirteen week period ended June 2, 2012 is primarily attributable to the recognition of previously unrecognized tax benefits resulting from the appellate settlement of the Brooks Eckerd Internal Revenue Service (IRS) Audit for the periods leading up to the acquisition which include fiscal years 2004 - 2007. This amount is completely offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses. The income tax expense for the thirteen week period ended May 28, 2011 is primarily attributable to the accrual of state and local taxes and adjustments to unrecognized tax benefits.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007, related to the June 2007 Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of June 2, 2012 and March 3, 2012 the Company had corresponding recoverable indemnification assets of $71,891 and $156,797 from Jean Coutu Group, respectively, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities. The reduction of the indemnification assets contains the corresponding reversal of income and non-income tax reserves resulting from the settlement of the IRS audit.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns have been subject to examination by the IRS through fiscal 2008. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. In the first quarter of FY 2013 the Company reached an agreement with the IRS Appellate Division settling the examination of the Brooks Eckerd periods 2004-2007. The IRS settlement does not impact the Company's net financial position, results of operations or cash flows. Furthermore, the IRS settlement results in the resolution of tax contingencies associated with these tax years. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return. However, as a result of filing amended returns, the Company has statutes open in some states from fiscal year 2004. Pursuant to the tax indemnification referenced above, Jean Coutu Group is required to reimburse the Company for any assessment that may arise relating to certain tax liabilities for the years ended up to and including June 4, 2007.

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

        Over the next 12 months, the Company believes that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $51,886, which would impact the effective tax rate if the Company's tax positions are

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Income Taxes (Continued)

sustained upon audit or the controlling statute of limitations expires. The primary driver of the decrease is contingent upon the statute of limitations expiring and the conclusion of the pre-acquisition period's state audits for Brooks Eckerd. The corresponding tax indemnification asset will reverse concurrently in selling, general and administrative expenses.

        The valuation allowances as of June 2, 2012 and March 3, 2012 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,345,212 and $2,317,425 against net deferred tax assets at June 2, 2012 and March 3, 2012, respectively.

5. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of June 2, 2012 and March 3, 2012.

	June 2, 2012			March 3, 2012
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$614,572	$(384,157)	10 years	$614,862	$(374,685)	10 years
Prescription files	1,244,618	(972,349)	5 years	1,239,444	(950,846)	5 years

Total	$1,859,190	$(1,356,506)		$1,854,306	$(1,325,531)

        Also included in other non-current liabilities, as of June 2, 2012 and March 3, 2012, are unfavorable lease intangibles with a net carrying amount of $79,485 and $82,030 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $34,076 and $41,113 for the thirteen week periods ended June 2, 2012 and May 28, 2011, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2013—$117,413; 2014—$92,463; 2015—$75,435; 2016—$64,179 and 2017—$51,232.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at June 2, 2012 and March 3, 2012:

	June 2, 2012	March 3, 2012
Secured Debt:
Senior secured revolving credit facility due August 2015 (or April 2014, see Credit Facility below)	$—	$136,000
Tranche 2 Term Loan due June 2014	1,044,433	1,044,433
Tranche 5 Term Loan due March 2018 ($333,367 face value less unamortized discount of $1,425 and $1,488)	331,942	331,879
9.75% senior secured notes (senior lien) due June 2016 ($410,000 face value less unamortized discount of $4,315 and $4,579)	405,685	405,421
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $23,040 and $24,422)	446,960	445,578
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,518 and $1,569)	268,482	268,431
Other secured	5,314	5,342

	3,652,816	3,787,084
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	—	54,156
9.375% senior notes due December 2015 ($405,000 face value less unamortized discount of $2,673) (satisfied and discharged on June 1, 2012)	—	402,327
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $6,504 and $6,830)	803,496	803,170
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $5,263)	907,263	481,000

	1,710,759	1,740,653
Unsecured Unguaranteed Debt:
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	180,277	180,277
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	673,480	673,480
Lease financing obligations	126,350	126,984

Total debt	6,163,405	6,328,201
Current maturities of long-term debt and lease financing obligations	(33,627)	(79,421)

Long-term debt and lease financing obligations, less current maturities	$6,129,778	$6,248,780

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

Credit Facility

  Credit Facility

        The Company has a senior secured credit facility that consists of a $1,175,000 revolving credit facility and two term loans, a $1,044,433 senior secured term loan (the "Tranche 2 Term Loan") and a $331,942 senior secured term loan (the "Tranche 5 Term Loan"). Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 3.25% and LIBOR plus 3.75% if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 2.25% and Citibank's base rate plus 2.75%, in each case based upon the amount of revolver availability, as defined in the senior secured credit facility. The Company is required to pay fees between 0.50% and 0.75% per annum on the daily unused amount of the revolver depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on August 19, 2015, provided that such maturity date shall instead be April 18, 2014 in the event that on or prior to April 18, 2014 the Company does not repay, refinance or otherwise extend the maturity date of its Tranche 2 Term Loan to a date that is at least 90 days after August 19, 2015 and, in the case of a repayment or refinancing, the Company must have at least $500,000 of availability under the revolver. The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if the Company elects LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Tranche 5 Term Loan will mature on March 3, 2018 and currently bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At June 2, 2012, the Company had no borrowings outstanding under the revolver and had letters of credit outstanding thereunder of $125,164 which gave the Company additional borrowing capacity of $1,049,836.

        The senior secured credit facility contains certain restrictions on the ability of the Company and the subsidiary guarantors to accumulate cash on hand, and under certain circumstances, requires the funds in the Company's deposit accounts to be applied first to the repayment of outstanding revolving loans under the senior secured credit facility and then to be held as Collateral for the senior obligations.

        The senior credit facility restricts the amount of secured second priority debt and unsecured debt the Company may have outstanding in addition to borrowings under the senior secured credit facility and existing indebtedness, subject to limitations on the amount of such debt that shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014. However, the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. The Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The senior secured credit facility also contains restrictions on the amount of secured first priority debt the Company may

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

incur. The ability to issue additional unsecured debt under the indentures is governed by an interest coverage ratio test.

        The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.05 to 1.00. As of June 2, 2012, the Company was in compliance with this financial covenant. The senior secured credit facility also provides for customary events of default.

        Substantially all of Rite Aid Corporation's 100 percent owned subsidiaries guarantee the obligations under the senior secured credit facility, secured guaranteed notes and unsecured guaranteed notes. The senior secured credit facility and secured guaranteed notes are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the subsidiary guarantors. The subsidiary guarantees related to the Company's senior secured credit facility and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. Also, the Company has no independent assets or operations, and subsidiaries not guaranteeing the credit facility and applicable notes are minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented.

Recent Transactions

        In February 2012, the Company issued $481,000 of its 9.25% senior notes due 2020 and in May 2012, the Company issued an additional $421,000 of its 9.25% senior notes due 2020. The proceeds of the notes, together with available cash, were used to repurchase the 8.625% senior notes due 2015 and the 9.375% senior notes due 2015, respectively. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee the Company's obligations under the senior secured credit facility and the outstanding 8.00% senior secured notes due 2020, 9.75% senior secured notes due 2016, 10.375% senior secured notes due 2016, 7.5% senior secured notes due 2017, 10.25% senior secured notes due 2019 and 9.5% senior notes due 2017.

        In February 2012, the Company completed a tender offer for the 8.625% notes in which $404,844 aggregate principal amount of the outstanding 8.625% notes were tendered and repurchased, resulting in an aggregate loss on debt retirement of $16,066, recorded in the fourth quarter of fiscal 2012. During March 2012, the Company called and redeemed the remaining 8.625% notes for $55,644, which included the call premium and interest through the redemption date.

        In May 2012, the Company completed a tender offer for the 9.375% notes in which $296,269 aggregate principal amount of the outstanding 9.375% notes were tendered and repurchased. The

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

Company called for the redemption of the remaining 9.375% notes which were satisfied and discharged on June 1, 2012 for $108,731. The May 2012 refinancing resulted in an aggregate loss on debt retirement of $17,842.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2013 and thereafter are as follows: 2013—$5,261; 2014—$189,317; 2015—$1,044,692; 2016—$67,618; 2017—$883,430 and $3,878,276 thereafter.

7. Fair Value Measurements

        The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

  •
  Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  •
  Level 2—Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

  •
  Level 3—Inputs to the valuation methodology are unobservable inputs based upon management's best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

Non-Financial Assets Measured on a Non-Recurring Basis

        Long-lived assets were measured at fair value on a nonrecurring basis using mostly Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the first quarter of fiscal 2013, long-lived assets from continuing operations with a carrying value of $1,096, primarily store assets, were written down to their fair value of $601, resulting in an impairment charge of $495. During the first quarter of fiscal 2012, long-lived assets with a carrying value of $2,218, primarily store assets, were written down to their fair value of $1,484, resulting in an impairment charge of $734. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Fair Value Measurements (Continued)

        The following table presents fair values for those assets measured at fair value on a non-recurring basis at June 2, 2012 and May 28, 2011 (in thousands):

Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Long-lived assets held for use
At June 2, 2012	$—	$—	$601	$601
At May 28, 2011	$—	$—	$1,484	$1,484

Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the credit facility, term loans and term notes are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $6,037,055 and $6,003,057, respectively, as of June 2, 2012. There were no outstanding derivative financial instruments as of June 2, 2012 and March 3, 2012.

8. Retirement Plans

        Net periodic pension expense recorded in the thirteen week periods ended June 2, 2012 and May 28, 2011, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Service cost	$868	$838	$—	$5
Interest cost	1,566	1,518	154	193
Expected return on plan assets	(1,749)	(1,505)	—	—
Amortization of unrecognized prior service cost	60	157	—	—
Amortization of unrecognized net loss	960	422

Net pension expense	$1,705	$1,430	$154	$198

        During the thirteen week period ended June 2, 2012 the Company contributed $399 to the Nonqualified Executive Retirement Plans. In addition, the Company prepaid $1,764 to the Defined

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Retirement Plans (Continued)

Benefit Pension Plan during fiscal 2012. During the remainder of fiscal 2013, the Company expects to contribute $1,243 to the Nonqualified Executive Retirement Plans and $8,001 to the Defined Benefit Pension Plan.

9. Commitments and Contingencies

  Legal Matters

        Since December 2008, the Company has been named in a series of fifteen (15) currently pending putative collective and class action lawsuits filed in federal and state courts around the country, purportedly on behalf of current and former assistant store managers and co-managers working in the Company's stores at various locations outside California, including Craig et al v. Rite Aid Corporation et al pending in the United States District Court for the Middle District of Pennsylvania (the "Court") and Ibea et al v. Rite Aid Corporation pending in the United States District Court for the Southern District of New York. The lawsuits allege that the Company failed to pay overtime to salaried assistant store managers and co-managers as purportedly required under the Fair Labor Standards Act ("FLSA") and certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. Notice was issued to over 7,500 current and former assistant store managers and co-managers offering them the opportunity to "opt in" to certain of the FLSA collective actions and about 1,250 have elected to participate in these lawsuits. The Company has aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. However, in light of the cost and uncertainty involved in these lawsuits, the Company negotiated an agreement with Plaintiffs' counsel on the key terms of a global settlement. Subsequent to the end of the first quarter, the Company entered into a settlement agreement with Plaintiffs' counsel to resolve the series of lawsuits. The parties filed a joint motion for preliminary approval of the settlement with the Court which was granted on June 18, 2012. Any final resolution of these matters will be subject to final court approval. A final approval hearing has been scheduled on October 24, 2012. During the period ended June 2, 2012, the Company recorded legal reserves of $20,900 related to the estimated settlement payments for these matters.

        The Company has been named in two (2) putative collective and class action lawsuits, including Indergit v. Rite Aid Corporation et al pending in the United States District Court for the Southern District of New York, filed in federal and state courts in New York and Pennsylvania purportedly on behalf of current and former store managers working in the Company's stores at various locations around the country outside of California. The lawsuits allege that the Company failed to pay overtime to store managers as required under the FLSA and under certain state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. The Court in Indergit, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery is proceeding. At this time, the Company is not

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 2, 2012 and May 28, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Commitments and Contingencies (Continued)

able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company's management believes, however, that this lawsuit is without merit and not appropriate for collective or class action treatment and is vigorously defending this lawsuit.

        The Company is currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to failure to pay overtime, pay for missed meals and rest periods and failure to provide employee seating. These suits purport to be class actions and seek substantial damages. At this time, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuits. The Company's management believes, however, that the plaintiffs' allegations are without merit and that their claims are not appropriate for class action treatment. The Company is vigorously defending all of these claims.

        The Company was served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG and the United States Attorney's Office for the Central District of California. The subpoena requests records related to any gift card inducement programs for customers who transferred prescriptions for drugs or medicines to the Company's pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. The Company has almost completed its production of records in response to the subpoena and is unable to predict the timing or outcome of any review by the government of such information.

        The Company received a subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of hazardous waste. The Company has responded to the subpoena, is cooperating with California regulators, and continues to review its operations pertaining to the management of hazardous materials. The Company is unable to predict the timing or outcome of any review by the government of such information.

        The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding Rite Aid's Rx Savings Program and the reporting of usual and customary charges to publicly funded health programs. The Company is in the process of providing records and documents responsive to the subpoena and is unable to predict the timing or outcome of any review by the government of such information.

        In addition to the above described matters, the Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While the Company's management cannot predict the outcome of any of the claims, the Company's management does not believe that the outcome of any of these legal matters will be material to the Company's consolidated financial position. It is possible, however, that the Company's results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended June 2, 2012 was $28.1 million compared to the net loss of $63.1 million for the thirteen week period ended May 28, 2011. The decrease in net loss was primarily driven by increased sales volume, higher gross margin and lower lease termination and impairment charges and loss on debt retirements, partially offset by higher selling, general and administrative expenses ("SG&A"). Revenues were higher in the current quarter with growth in both pharmacy and front end same store sales, partially offset by store closings. The increase in gross margin was mainly due to new generics, partially offset by lower pharmacy reimbursement rates and higher markdowns associated with our wellness+ customer loyalty program. The increase in SG&A is due to the reversal of the tax indemnification asset, litigation charges and a shift in the Memorial Day holiday.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
Revenues	$6,468,287	$6,390,793
Revenue growth (decline)	1.2%	(0.1)%
Same store sales growth	2.5%	0.8%
Pharmacy sales growth	1.7%	0.6%
Same store prescription count increase	3.0%	0.4%
Same store pharmacy sales growth	2.4%	1.1%
Pharmacy sales as a % of total sales	68.4%	68.7%
Third party sales as a % of total pharmacy sales	96.6%	96.5%
Front-end sales growth (decline)	2.0%	(1.3)%
Same store front-end sales growth	2.7%	—
Front-end sales as a % of total sales	31.6%	31.3%
Store data:
Total stores beginning of period	4,667	4,714
Closed stores	(15)	(10)
Total stores end of period	4,652	4,704
Relocated stores	2	6
Remodeled stores	143	3

  Revenues

        Revenue increased 1.2% for the thirteen week period ended June 2, 2012 compared to the thirteen week period ended May 28, 2011, primarily driven by an increase in same store sales. The increase in same store sales was driven by incremental prescriptions from the Walgreens / Express Scripts dispute, the positive impact of our wellness+ loyalty program, and initiatives to increase sales and prescriptions. These increases were partially offset by lower pharmacy reimbursement rates and by operating 52 fewer stores than in the same period last year. Same store sales increased 2.5% during the quarter reflecting the positive impact of wellness+ and positive script count.

        Pharmacy same store sales increased by 2.4% in the thirteen week period ended June 2, 2012 compared to the thirteen week period ended May 28, 2011. The increase was primarily driven by a same store prescription increase of 3.0% driven by the Walgreens / Express Scripts dispute, our wellness+ loyalty program and other initiatives to increase prescription sales, partially offset by an approximate 3.3% negative impact from new generic introductions and continued lower reimbursement rates from pharmacy benefit managers and government payors. We expect recent and future generic introductions and lower reimbursement rates to continue to have additional negative impact on our revenues.

        Front-end same store sales increased by 2.7% in the thirteen week period ended June 2, 2012 compared to the thirteen week period ended May 28, 2011 reflecting the continued positive impact from our wellness+ loyalty program and other initiatives to increase sales in the front end. Active wellness+ members, defined as those who have used their cards at least twice during the last 26 weeks, reached 25 million as of June 2, 2012. This represented an 11% increase over the same period a year ago.

        We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in the same store sales until one year has lapsed.

  Costs and Expenses

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
Cost of goods sold	$4,719,516	$4,699,874
Gross profit	1,748,771	1,690,919
Gross margin	27.0%	26.5%
Selling, general and administrative expenses	1,688,066	1,586,236
Selling, general and administrative expenses as a percentage of revenues	26.1%	24.8%
Lease termination and impairment charges	12,143	17,090
Interest expense	130,588	130,760

  Cost of Goods Sold

        Gross profit increased $57.9 million due to overall revenue growth and generic introductions. Pharmacy gross profit was higher due to increased prescription volume and cost reductions relating to recent generic introductions including generic Lipitor and Plavix and increases in generic penetration, partially offset by continued pressure on pharmacy benefit manager and governmental reimbursement rates. Front end gross profit was higher due to higher same store sales reflecting the continued positive impact of our wellness+ loyalty program.

        Gross margin was 27.0% of sales for the thirteen week period ended June 2, 2012 compared to 26.5% of sales for the thirteen week period ended May 28, 2011. The improvement in gross margin was primarily due to cost reductions on existing generic products and new generic introductions, partially offset by increased tier discounts from our wellness+ customer loyalty program and continued pressure on pharmacy benefit manager and governmental reimbursement rates.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO charges were $18.8 million for the thirteen week period ended June 2, 2012 compared to LIFO charges of $20.0 million for the thirteen week period ended May 28, 2011.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 26.1% in the thirteen week period ended June 2, 2012 compared to 24.8% in the thirteen week period ended May 28, 2011. The increase in SG&A as a percentage of revenues was due primarily to the reversal of $60.2 million of tax indemnification asset resulting from our settlement with the Internal Revenue Service associated with a pre-acquisition Brooks Eckerd tax audit, which is completely offset by an income tax benefit as noted below, litigation charges relating to the settlement of certain labor related actions , increased salaries and benefit costs for wage increases and to support our increased sales volume and increased salaries relating to the Memorial Day holiday occurring in the first quarter this year compared to the second quarter last year. These amounts are partially offset by lower depreciation and amortization. We expect to see continued SG&A increases as a percentage of revenues relative to the prior year due to the continued impact of new generic introductions and reimbursement rate pressures on our pharmacy sales.

  Lease termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
Impairment charges	$495	$734
Lease termination charges	11,648	16,356

	$12,143	$17,090

        Impairment Charges:    These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management's intention to relocate or close the location, or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

        Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges" included in our fiscal 2012 10-K for a detailed description of our impairment methodology.

        Lease Termination Charges:    Charges to close a store, which principally consist of continuing lease obligations, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, "Exit or Disposal Cost Obligations." We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. As part of our ongoing business activities, we assess stores and distribution centers for potential closure and relocation. Decisions to close or relocate stores or distribution centers in future periods would result in charges for lease exit costs and liquidation of inventory, as well as impairment of assets at these locations.

  Interest Expense

        Interest expense was $130.6 million for the thirteen week period ended June 2, 2012, compared to $130.8 million for the thirteen week period ended May 28, 2011. The weighted average interest rates on our indebtedness for the thirteen week periods ended June 2, 2012 and May 28, 2011 were 7.4% and 7.4% respectively.

  Income Taxes

        We recorded an income tax benefit of $61.7 million and an income tax expense of $2.3 million for the thirteen week periods ended June 2, 2012 and May 28, 2011, respectively. The income tax benefit for the thirteen week period ended June 2, 2012 is primarily attributable to the recognition of previously unrecognized tax benefits resulting from the appellate settlement of the Brooks Eckerd Internal Revenue Service (IRS) Audit for the periods leading up to the acquisition which include fiscal years 2004 - 2007. This amount was completely offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses. The income tax expense for the thirteen week period ended May 28, 2011 is primarily attributable to the accrual of state and local taxes and adjustments to unrecognized tax benefits.

        In the first quarter of FY 2013 we reached an agreement with the IRS Appellate Division settling the examination of the Brooks Eckerd periods 2004-2007. The IRS settlement did not impact our net financial position, results of operations or cash flows. Furthermore, the IRS settlement results in the resolution of tax contingencies associated with these tax years which will impact the effective rate by decreasing tax expense in the first quarter by $61.5 million.

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

        Over the next 12 months, we believe that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $51.9 million which would impact the effective tax rate if our tax positions are sustained upon audit or the controlling statute of limitations expires. The primary driver of the decrease is contingent upon the statute of limitations expiring and the conclusion of the pre-acquisition period's state audits for Brooks Eckerd. The corresponding tax indemnification asset will reverse concurrently in selling, general and administrative expenses.

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

Liquidity and Capital Resources

  General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities and (iii) borrowings under the revolving credit facility of our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of June 2, 2012 was $1,151.8 million, which consisted of revolver borrowing capacity of $1,049.8 million and invested cash of $102.0 million.

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

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At June 2, 2012, we had no borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $125.2 million, which resulted in additional borrowing capacity of $1,049.8 million.

        The credit facility also includes our $1.044 billion senior secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loan with the proceeds of certain asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 2 Term Loan may also be required.

        On March 3, 2011, we refinanced the Tranche 3 Term Loan with a $331.9 million senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor. We must make mandatory prepayments of the Tranche 5 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 5 Term Loan may also be required.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however, other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt. The senior secured credit facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014, for the voluntary repurchase of debt with a maturity after June 4, 2014 and the mandatory repurchase of our 8.5% convertible notes due 2015 if we maintain availability on the revolving credit facility of more than $100.0 million.

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility also has one financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.05 to 1.00. As of June 2, 2012, we were in compliance with this financial covenant.

        The senior secured credit facility provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repurchase of such debt. The August 2010 amendments to the senior secured credit facility exclude the mandatory repurchase of the 8.5% convertible notes due 2015 from this event of default.

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of June 2, 2012, the amount of additional secured debt that could be incurred under these indentures was approximately $1.142 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, effective February 27, 2010, we could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is governed by an interest coverage ratio test.

  Other Transactions

        In February 2012, we issued $481.0 million of our 9.25% senior notes due March 2020 and in May 2012, we issued an additional $421.0 million of our 9.25% senior notes due 2020. The proceeds of the notes, together with available cash, were used to repurchase and repay the 8.625% senior notes due March 2015 and the 9.375% senior notes due December 2015, respectively. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured unsubordinated basis, by all of our subsidiaries that guarantee our obligations under our senior secured credit facility and our outstanding 8.00% senior secured notes due 2020, 9.75% senior secured notes due 2016, 10.375% senior secured notes due 2016, 7.5% senior secured notes due 2017, 10.25% senior secured notes due 2019 and 9.5% senior notes due 2017.

        In February 2012, $404.8 million aggregate principal amount of the outstanding 8.625% notes were tendered and repurchased by us. We redeemed the remaining 8.625% notes in March 2012 for $55.6 million which included the call premium and interest through the redemption date. The refinancing resulted in an aggregate loss on debt retirement of $16.1 million recorded in the fourth quarter of fiscal 2012.

        In May 2012, $296.3 million aggregate principal amount of the outstanding 9.375% notes were tendered and repurchased by us. We redeemed the remaining 9.375% notes in June 2012 for $108.7 million. The refinancing resulted in an aggregate loss on debt retirement of $17.8 million.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash provided by operating activities was $363.6 million in the thirteen week period ended June 2, 2012. Operating cash flow was positively impacted by reductions in inventory due to management initiatives and generic price reductions, and reductions of accounts receivable. These sources of cash were partially offset by a decrease in accounts payable due to the timing of payments in the prior year.

        Cash used in investing activities in the thirteen week period ended June 2, 2012 was $75.7 million. Cash used for the purchase of property, plant, equipment and prescription files as well as proceeds from the sale of assets were higher compared to the prior year.

        Cash used in financing activities was $235.4 million for the thirteen week period ended June 2, 2012 due to the reduction of borrowings on our revolving credit facility and zero balance cash accounts. Additionally, included in financing activities is the refinancing of our 9.375% senior notes due December 2015 with the proceeds from our 9.25% senior notes due March 2020 as well as the repayment of $54.2 million of our 8.625% senior notes due 2015 that were not redeemed with our February 2012 tender offer.

  Capital Expenditures

        During the thirteen week period ended June 2, 2012, we spent $87.0 million on capital expenditures, consisting of $51.9 million related to new store construction, store relocation and store remodel projects, $26.1 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $9.0 million related to the purchase of prescription files from other retail pharmacies. We plan on making total capital expenditures of approximately $300.0 million during fiscal 2013, consisting of approximately 58% related to store relocations and remodels and new store construction, 25% related to infrastructure and maintenance requirements and 17% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

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

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our Fiscal 2012 10-K.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Fiscal 2012 10-K.

Adjusted EBITDA

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes (and any corresponding reduction of tax indemnification asset), interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, stock-based compensation expense, debt modifications and retirements, sale of assets and investments, revenue deferrals related to customer loyalty programs and other items. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance. In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward- looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of adjusted EBITDA to our net loss for the thirteen week periods ended June 2, 2012 and May 28, 2011:

	Thirteen Week Period Ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
Net loss	$(28,088)	$(63,082)
Interest expense	130,588	130,760
Income tax (benefit) expense	(61,729)	2,273
Reduction of tax indemnification asset(1)	60,237	—
Depreciation and amortization expense	106,371	117,090
LIFO charges	18,750	20,001
Lease termination and impairment charges	12,143	17,090
Stock-based compensation expense	3,958	3,571
Gain on sale of assets, net	(10,051)	(4,792)
Loss on debt modifications and retirements, net	17,842	22,434
Closed facility liquidation expense	1,456	2,647
Severance costs	—	(49)
Customer loyalty card programs revenue deferral	23,180	21,866
Other	(492)	(6,955)

Adjusted EBITDA	$274,165	$262,854

(1)
Note: The income tax benefit from the IRS settlement described in Footnote 4 in the notes to our condensed consolidated financial statements and the corresponding reduction of the tax indemnification asset had no net effect on Adjusted EBITDA.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of June 2, 2012.

Fiscal Year	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at 06/02/2012
	(dollars in thousands)
Long-term debt, including current portion
Fixed Rate	$5,261	$186,346	$—	$64,188	$880,000	$3,555,000	$4,690,795	$4,669,202
Average Interest Rate	1.55%	6.95%	0.00%	8.50%	10.08%	8.69%	8.87%
Variable Rate	$—	$2,971	$1,044,692	$3,430	$3,430	$323,276	$1,377,799	$1,333,855
Average Interest Rate	0.00%	1.99%	2.00%	4.50%	4.50%	4.50%	2.60%
Totals	$5,261	$189,317	$1,044,692	$67,618	$883,430	$3,878,276	$6,068,594	$6,003,057

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our Tranche 2 Term loan and Tranche 5 Term loan, are all based on LIBOR. However, the interest rate on our Tranche 5 Term loan has a LIBOR floor of 125 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of June 2, 2012, our annual interest expense would change by approximately $10.4 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Since December 2008, we have been named in a series of fifteen (15) currently pending putative collective and class action lawsuits filed in federal and state courts around the country, purportedly on behalf of current and former assistant store managers and co-managers working in our stores at various locations outside California, including Craig et al v. Rite Aid Corporation et al pending in the United States District Court for the Middle District of Pennsylvania (the "Court") and Ibea et al v. Rite Aid Corporation pending in the United States District Court for the Southern District of New York. The lawsuits allege that we failed to pay overtime to salaried assistant store managers and co-managers as purportedly required under the Fair Labor Standards Act ("FLSA") and certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. Notice was issued to over 7,500 current and former assistant store managers and co-managers offering them the opportunity to "opt in" to certain of the FLSA collective actions and about 1,250 have elected to participate in these lawsuits. We have aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. However, in light of the cost and uncertainty involved in these lawsuits, we negotiated an agreement with Plaintiffs' counsel on the key terms of a global settlement. Subsequent to the end of the first quarter, we entered into a settlement agreement with Plaintiffs' counsel to resolve the series of lawsuits. The parties filed a joint motion for preliminary approval of the settlement with the Court which was granted on June 18, 2012. Any final resolution of these matters will be subject to final court approval. A final approval hearing has been scheduled on October 24, 2012. During the period ended June 2, 2012, we recorded legal reserves of $20.9 million related to the estimated settlement payments for these matters.

        We have been named in two (2) putative collective and class action lawsuits, including Indergit v. Rite Aid Corporation et al pending in the United States District Court for the Southern District of New York, filed in federal and state courts in New York and Pennsylvania purportedly on behalf of current and former store managers working in our stores at various locations around the country outside of California. The lawsuits allege that we failed to pay overtime to store managers as required under the FLSA and under certain state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. The Court in Indergit, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for us as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery is proceeding. At this time, we are not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. We believe, however, that this lawsuit is without merit and not appropriate for collective or class action treatment and are vigorously defending this lawsuit.

        We are currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to failure to pay overtime, pay for missed meals and rest periods and failure to provide employee seating. These suits purport to be class actions and seek substantial damages. At this time, we are not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuits. We believe, however, that the plaintiffs' allegations are without merit and that their claims are not appropriate for class action treatment. We are vigorously defending all of these claims.

        We were served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG and the United States Attorney's Office for the Central District of California. The subpoena requests records related to any gift card inducement programs for customers who transferred prescriptions for drugs or medicines to our pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. We have almost completed our production of records in response to the subpoena and are unable to predict the timing or outcome of any review by the government of such information.

        We received a subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of hazardous waste. We have responded to the subpoena, are cooperating with California regulators, and continue to review our operations pertaining to the management of hazardous materials. We are unable to predict the timing or outcome of any review by the government of such information.

        We were served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding Rite Aid's Rx Savings Program and the reporting of usual and customary charges to publicly funded health programs. We are in the process of providing records and documents responsive to the subpoena and are unable to predict the timing or outcome of any review by the government of such information.

        In addition to the above described matters, we are subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While we cannot predict the outcome of any of the claims, we do not believe that the outcome of any of these legal matters will be material to our consolidated financial position. It is possible, however, that our results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies.

ITEM 1A.    Risk Factors

        In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended March 3, 2012, which could materially affect our business, financial condition or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single continuous statement or in two separate, but consecutive statements. We elected to report other comprehensive income and its components in a separate statement of comprehensive income. The table below reflects the retrospective application of this guidance for each of the three fiscal years ended March 3, 2012, February 26, 2011, and February 27, 2010. The retrospective application did not have a material impact on our financial condition or results of operations.

 RITE AID CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)	February 27, 2010 (52 Weeks)
Net loss	$(368,571)	$(555,424)	$(506,676)
Other comprehensive (loss) income:
Defined benefit pension plans:
Net actuarial gain (loss) arising during the year	(24,984)	(872)	5,911
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	2,492	2,050	4,548

Total other comprehensive (loss) income	$(22,492)	$1,178	$10,459

Comprehensive loss	$(391,063)	$(554,246)	$(496,217)

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999

Exhibit Numbers	Description	Incorporation By Reference To
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated as of August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.5	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008
4.7
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 21, 2007, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.9
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.10
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.11	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.1 to Form 8-K, filed on June 7, 2007
4.12
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.18 to Form 10-Q, filed on July 10, 2008
4.13
	Fourth Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.375% Senior Notes due 2015	Exhibit 4.3 to Form 8-K, filed on May 15, 2012
4.14
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.15
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.16	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.17
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.18
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.19
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.20
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.21
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.22
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012

Exhibit Numbers	Description	Incorporation By Reference To
4.23	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
10.1
	Exchange and Registration Rights Agreement relating to the 9.25% Senior Notes due 2020, dated May 15, 2012, among Rite Aid Corporation, the Subsidiary Guarantors and Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner and Smith Incorporated, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as the Initial Purchasers	Exhibit 10.1 to Form 8-K, filed on May 15, 2012
10.2	Form of Award Agreement*	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.3	Rite Aid Corporation 2012 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
11	Statement regarding computation of earnings per share (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
101.	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 2, 2012 and March 3, 2012, (ii) Condensed Consolidated Statements of Operations for the thirteen week periods ended June 2, 2012 and May 28, 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the thirteen week periods ended June 2, 2012 and May 28, 2011, (iv) Condensed Consolidated Statements of Cash Flow for the thirteen week periods ended June 2, 2012 and May 28, 2011, and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.**

*
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-Q.

**
Furnished, not filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 3, 2012	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: July 3, 2012	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer