Form 10-Q
period 2012-09-01
RITE AID CORP
filed 2012-10-02
CIK 84129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2012
OR
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

        The registrant had 903,794,778 shares of its $1.00 par value common stock outstanding as of September 20, 2012.

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

  •
  our ability to maintain or grow prescription count and realize front-end sales growth;

  •
  our ability to hire and retain qualified personnel;

  •
  the continued efforts of private and public third party payors to reduce prescription drug reimbursement and encourage mail order and limit access to payor networks;

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012 (the "Fiscal 2012 10-K"), which we filed with the SEC on April 24, 2012, and our Quarterly Report on Form 10-Q for the thirteen weeks ended June 2, 2012 (the "First Quarter 2013 10-Q"), which we filed on July 3, 2012. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	September 1, 2012	March 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$94,325	$162,285
Accounts receivable, net	926,428	1,013,233
Inventories, net of LIFO reserve of $1,090,625 and $1,063,123	3,022,707	3,138,455
Prepaid expenses and other current assets	197,467	190,613

Total current assets	4,240,927	4,504,586
Property, plant and equipment, net	1,899,866	1,902,021
Other intangibles, net	482,453	528,775
Other assets	327,332	428,909

Total assets	$6,950,578	$7,364,291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$228,134	$79,421
Accounts payable	1,258,460	1,426,391
Accrued salaries, wages and other current liabilities	1,138,588	1,064,507

Total current liabilities	2,625,182	2,570,319
Long-term debt, less current maturities	5,829,582	6,141,773
Lease financing obligations, less current maturities	101,195	107,007
Other noncurrent liabilities	1,037,942	1,131,948

Total liabilities	9,593,901	9,951,047
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .007 and ..006	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,768 and 1,715	176,755	171,569
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 903,786 and 898,687	903,786	898,687
Additional paid-in capital	4,276,950	4,278,988
Accumulated deficit	(7,950,220)	(7,883,367)
Accumulated other comprehensive loss	(50,595)	(52,634)

Total stockholders' deficit	(2,643,323)	(2,586,756)

Total liabilities and stockholders' deficit	$6,950,578	$7,364,291

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	September 1, 2012	August 27, 2011
Revenues	$6,230,884	$6,271,091
Costs and expenses:
Cost of goods sold	4,520,463	4,622,130
Selling, general and administrative expenses	1,618,169	1,603,752
Lease termination and impairment charges	7,783	15,118
Interest expense	129,054	130,829
Gain on debt modifications and retirements, net	—	(4,924)
Gain on sale of assets, net	(2,954)	(848)

	6,272,515	6,366,057

Loss before income taxes	(41,631)	(94,966)
Income tax benefit	(2,866)	(2,712)

Net loss	$(38,765)	$(92,254)

Computation of loss attributable to common stockholders:
Net loss	$(38,765)	$(92,254)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(2,612)	(2,461)

Loss attributable to common stockholders—basic and diluted	$(41,403)	$(94,741)

Basic and diluted loss per share	$(0.05)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	September 1, 2012	August 27, 2011
Net loss	$(38,765)	$(92,254)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	1,019	591

Total other comprehensive income	$1,019	$591

Comprehensive loss	$(37,746)	$(91,663)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011
Revenues	$12,699,171	$12,661,884
Costs and expenses:
Cost of goods sold	9,239,979	9,322,004
Selling, general and administrative expenses	3,306,235	3,189,988
Lease termination and impairment charges	19,926	32,208
Interest expense	259,642	261,589
Loss on debt modifications and retirements, net	17,842	17,510
Gain on sale of assets, net	(13,005)	(5,640)

	12,830,619	12,817,659

Loss before income taxes	(131,448)	(155,775)
Income tax benefit	(64,595)	(439)

Net loss	$(66,853)	$(155,336)

Computation of loss attributable to common stockholders:
Net loss	$(66,853)	$(155,336)
Accretion of redeemable preferred stock	(51)	(51)
Cumulative preferred stock dividends	(5,186)	(4,886)

Loss attributable to common stockholders—basic and diluted	$(72,090)	$(160,273)

Basic and diluted loss per share	$(0.08)	$(0.18)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011
Net loss	$(66,853)	$(155,336)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	2,039	1,181

Total other comprehensive income	$2,039	$1,181

Comprehensive loss	$(64,814)	$(154,155)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011
Operating activities:
Net loss	$(66,853)	$(155,336)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	208,370	225,802
Lease termination and impairment charges	19,926	32,208
LIFO charges	27,502	40,002
Gain on sale of assets, net	(13,005)	(5,640)
Stock-based compensation expense	8,653	7,523
Loss on debt modifications and retirements, net	17,842	17,510
Changes in operating assets and liabilities:
Accounts receivable	86,389	13,554
Inventories	87,779	(172,290)
Accounts payable	(117,116)	151,125
Other assets and liabilities, net	71,230	99,601

Net cash provided by operating activities	330,717	254,059

Investing activities:
Payments for property, plant and equipment	(148,211)	(90,286)
Intangible assets acquired	(19,967)	(16,447)
Proceeds from sale-leaseback transactions	3,950	—
Proceeds from dispositions of assets and investments	15,900	9,363

Net cash used in investing activities	(148,328)	(97,370)

Financing activities:
Proceeds from issuance of long-term debt	426,263	341,285
Net (repayments to) proceeds from revolver	(136,000)	45,000
Principal payments on long-term debt	(471,323)	(435,161)
Change in zero balance cash accounts	(48,481)	(118,281)
Net proceeds from issuance of common stock	1,004	504
Financing fees paid for early debt redemption	(11,069)	—
Deferred financing costs paid	(10,743)	(2,789)

Net cash used in financing activities	(250,349)	(169,442)

Decrease in cash and cash equivalents	(67,960)	(12,753)
Cash and cash equivalents, beginning of period	162,285	91,116

Cash and cash equivalents, end of period	$94,325	$78,363

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $218 and $212, respectively)	$192,503	$245,635

Cash payments of income taxes, net of refunds	$2,241	$2,108

Equipment financed under capital leases	$5,234	$2,381

Equipment received for noncash consideration	$2,132	$1,734

Reduction in lease financing obligation	$—	$—

Preferred stock dividends paid in additional shares	$5,186	$4,886

Gross borrowings from revolver	$293,000	$693,000

Gross repayments to revolver	$429,000	$648,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended September 1, 2012 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the "Company") Fiscal 2012 10-K.

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Numerator for loss per share:
Net loss	$(38,765)	$(92,254)	$(66,853)	$(155,336)
Accretion of redeemable preferred stock	(26)	(26)	(51)	(51)
Cumulative preferred stock dividends	(2,612)	(2,461)	(5,186)	(4,886)

Loss attributable to common stockholders, basic and diluted	$(41,403)	$(94,741)	$(72,090)	$(160,273)

Denominator:
Basic and diluted weighted average shares	889,645	885,621	888,573	884,768
Basic and diluted loss per share	$(0.05)	$(0.11)	$(0.08)	$(0.18)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

2. Loss Per Share (Continued)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted loss per share as of September 1, 2012 and August 27, 2011:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Stock options	83,591	77,713	83,591	77,713
Convertible preferred stock	32,137	30,279	32,137	30,279
Convertible debt	24,800	24,800	24,800	24,800

	140,528	132,792	140,528	132,792

        Also excluded from the computation of diluted loss per share as of September 1, 2012 and August 27, 2011 are restricted shares and restricted stock units of 12,856 and 12,407, respectively, which are included in shares outstanding.

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Impairment charges	$47	$657	$543	$1,391
Lease termination charges	7,736	14,461	19,383	30,817

	$7,783	$15,118	$19,926	$32,208

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

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3. Lease Termination and Impairment Charges (Continued)

and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Balance—beginning of period	$358,583	$396,443	$367,864	$405,350
Provision for present value of noncancellable lease payments of closed stores	678	2,306	4,252	3,170
Changes in assumptions about future sublease income, terminations and changes in interest rates	1,269	5,859	3,326	15,222
Interest accretion	5,871	6,627	11,927	13,571
Cash payments, net of sublease income	(21,130)	(21,074)	(42,098)	(47,152)

Balance—end of period	$345,271	$390,161	$345,271	$390,161

4. Income Taxes

        The Company recorded an income tax benefit of $2,866 and $2,712 for the thirteen week periods and $64,595 and $439 for the twenty-six week periods ended September 1, 2012 and August 27, 2011, respectively. The income tax benefit for the thirteen and twenty-six week periods ended September 1, 2012 is primarily attributable to the recognition of previously unrecognized tax benefits resulting from the appellate settlements of the Brooks Eckerd Internal Revenue Service (IRS) Audit of fiscal years 2004 - 2007 as well as the Commonwealth of Massachusetts Audit of fiscal years 2005 - 2007. These amounts are completely offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as these audits were related to pre-acquisition periods. The income tax benefit for the thirteen and twenty-six week periods ended August 27, 2011 is primarily attributable to a benefit for discrete items related to the recognition of previously unrecognized tax benefits offset by an accrual of state and local taxes and adjustments to unrecognized tax benefits.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007, related to the June 2007 Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of September 1, 2012 and March 3, 2012 the Company had corresponding recoverable indemnification assets of $60,581 and $156,797 from Jean Coutu Group, respectively, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities. The reduction of the indemnification assets contains the corresponding reversal of income and non-income tax reserves resulting primarily from the settlements of the IRS and Commonwealth of Massachusetts audits.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4. Income Taxes (Continued)

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns have been subject to examination by the IRS through fiscal 2008. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. In the first and second quarters of fiscal 2013 the Company reached agreements with the IRS and Commonwealth of Massachusetts Appellate Divisions settling the examinations of the Brooks Eckerd fiscal years 2004 - 2007 and fiscal years 2005 - 2007, respectively. The settlements with the IRS and the Commonwealth of Massachusetts do not impact the Company's net financial position, results of operations or cash flows. Furthermore, the settlements result in the resolution of tax contingencies associated with these tax years. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return. However, as a result of filing amended returns, the Company has statutes open in some states from fiscal 2004. Pursuant to the tax indemnification referenced above, Jean Coutu Group is required to reimburse the Company for any assessment that may arise relating to certain tax liabilities for the years ended up to and including June 4, 2007.

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

        Over the next 12 months, the Company believes that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $41,411, which would impact the effective tax rate if the company's tax positions are sustained upon audit or the controlling statute of limitations expires. The potential decrease is primarily contingent upon the lapse of the statute of limitations. The corresponding indemnification asset will reverse concurrently in selling, general and administrative expenses.

        The valuation allowances as of September 1, 2012 and March 3, 2012 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,360,270 and $2,317,425 against net deferred tax assets at September 1, 2012 and March 3, 2012, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

5. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of September 1, 2012 and March 3, 2012.

	September 1, 2012			March 3, 2012
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$617,323	$(394,681)	10 years	$614,862	$(374,685)	10 years
Prescription files	1,251,450	(991,639)	4 years	1,239,444	(950,846)	5 years

Total	$1,868,773	$(1,386,320)		$1,854,306	$(1,325,531)

        Also included in other non-current liabilities as of September 1, 2012 and March 3, 2012 are unfavorable lease intangibles with a net carrying amount of $77,144 and $82,030 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $30,753 and $64,829 for the thirteen and twenty-six week periods ended September 1, 2012, respectively. Amortization expense for these intangible assets and liabilities was $34,121 and $75,234 for the thirteen and twenty-six week periods ended August 27, 2011, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2013—$118,739; 2014—$94,725; 2015—$77,711; 2016—$66,442 and 2017—$53,466.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at September 1, 2012 and March 3, 2012:

	September 1, 2012	March 3, 2012
Secured Debt:
Senior secured revolving credit facility due August 2015 (or April 2014, see Credit Facility below)	$—	$136,000
Tranche 2 Term Loan due June 2014	1,041,713	1,044,433
Tranche 5 Term Loan due March 2018 ($332,525 and $333,367 face value less unamortized discount of $1,364 and $1,488)	331,161	331,879
9.75% senior secured notes (senior lien) due June 2016 ($410,000 face value less unamortized discount of $4,050 and $4,579)	405,950	405,421
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $21,657 and $24,422)	448,343	445,578
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,467 and $1,569)	268,533	268,431
Other secured	5,286	5,342

	3,650,986	3,787,084
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	—	54,156
9.375% senior notes due December 2015 ($405,000 face value less unamortized discount of $2,673)	—	402,327
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $6,179 and $6,830)	803,821	803,170
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $5,095)	907,095	481,000

	1,710,916	1,740,653
Unsecured Unguaranteed Debt:
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	180,277	180,277
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	673,480	673,480
Lease financing obligations	123,529	126,984

Total debt	6,158,911	6,328,201
Current maturities of long-term debt and lease financing obligations	(228,134)	(79,421)

Long-term debt and lease financing obligations, less current maturities	$5,930,777	$6,248,780

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6. Indebtedness and Credit Agreements (Continued)

Credit Facility

  Credit Facility

        The Company has a senior secured credit facility that consists of a $1,175,000 revolving credit facility and two term loans, a $1,041,713 senior secured term loan (the "Tranche 2 Term Loan") and a $331,161 senior secured term loan (the "Tranche 5 Term Loan"). Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 3.25% and LIBOR plus 3.75% if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 2.25% and Citibank's base rate plus 2.75%, in each case based upon the amount of revolver availability, as defined in the senior secured credit facility. The Company is required to pay fees between 0.50% and 0.75% per annum on the daily unused amount of the revolver depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on August 19, 2015, provided that such maturity date shall instead be April 18, 2014 in the event that on or prior to April 18, 2014 the Company does not repay, refinance or otherwise extend the maturity date of its Tranche 2 Term Loan to a date that is at least 90 days after August 19, 2015 and, in the case of a repayment or refinancing, the Company must have at least $500,000 of availability under the revolver. The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if the Company elects LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Tranche 5 Term Loan will mature on March 3, 2018 and currently bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At September 1, 2012, the Company had no borrowings outstanding under the revolver and had letters of credit outstanding thereunder of $125,134 which gave the Company additional borrowing capacity of $1,049,866.

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

        The senior credit facility restricts the amount of secured and unsecured debt the Company may have outstanding in addition to borrowings under the senior secured credit facility and existing indebtedness, subject to limitations on the amount of such debt that shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014. However, the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. The Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under the indentures is generally governed by an interest coverage ratio test.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6. Indebtedness and Credit Agreements (Continued)

        The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.05 to 1.00. As of September 1, 2012, the Company was in compliance with this financial covenant. The senior secured credit facility also provides for customary events of default.

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

        In February 2012, the Company completed a tender offer for the 8.625% notes in which $404,844 aggregate principal amount of the outstanding 8.625% notes were tendered and repurchased, resulting in an aggregate loss on debt retirement of $16,066, recorded in the fourth quarter of fiscal 2012. During March 2012, the Company redeemed the remaining 8.625% notes for $55,644, which included the call premium and interest through the redemption date.

        In May 2012, the Company completed a tender offer for the 9.375% notes in which $296,269 aggregate principal amount of the outstanding 9.375% notes were tendered and repurchased. During June 2012, the Company redeemed the remaining 9.375% notes for $108,731, which included the call

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6. Indebtedness and Credit Agreements (Continued)

premium and interest through the redemption date. The May 2012 refinancing resulted in an aggregate loss on debt retirement of $17,842.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2013 and thereafter are as follows: 2013—$12,356; 2014—$200,593; 2015—$1,028,761; 2016—$67,555; 2017—$883,367 and $3,872,372 thereafter.

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

Non-Financial Assets Measured on a Non-Recurring Basis

        Long-lived assets were measured at fair value on a nonrecurring basis using mostly Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended September 1, 2012, long-lived assets from continuing operations with a carrying value of $1,144, primarily store assets, were written down to their fair value of $601, resulting in an impairment charge of $543 of which $496 relates to the thirteen-week period ended June 2, 2012 and $47 relates to the thirteen-week period ended September 1, 2012. During the twenty-six week period ended August 27, 2011, long-lived assets with a carrying value of $3,999, primarily store assets, were written down to their fair value of $2,608, resulting in an impairment charge of $1,391 of which $734 relates to the thirteen-week period ended May 28, 2011 and $657 relates to the thirteen-week period ended August 27, 2011. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Fair Value Measurements (Continued)

        The following table presents fair values for those assets measured at fair value on a non-recurring basis at September 1, 2012 and August 27, 2011 (in thousands):

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total
Long-lived assets held for use
At September 1, 2012	$—	$—	$601	$601
At August 27, 2011	$—	$1,124	$1,484	$2,608

Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the credit facility, term loans and term notes are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $6,035,382 and $6,212,349, respectively, as of September 1, 2012. There were no outstanding derivative financial instruments as of September 1, 2012 and March 3, 2012.

8. Stock Options and Stock Awards

        The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended September 1, 2012 and August 27, 2011 include $8,653 and $7,523, respectively, of compensation costs related to the company's stock-based compensation arrangements.

        The total number and type of newly awarded grants and the related weighted average fair value for the thirteen week periods ended September 1, 2012 and August 27, 2011 are as follows:

	September 1, 2012		August 27, 2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	12,020	$0.91	17,714	$0.82
Stock awards granted	5,450	$1.31	8,526	$1.23

Total awards	17,470		26,240

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

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

        The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011
Expected stock price volatility	85%	79%
Expected dividend yield	0%	0%
Risk-free interest rate	0.7%	1.5%
Expected option life	5.5 years	5.5 years

        As of September 1, 2012, there was $23,260 of total unrecognized pre-tax compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.7 years. As of September 1, 2012, there was $12,569 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.5 years.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

9. Retirement Plans

        Net periodic pension expense recorded in the thirteen and twenty-six week periods ended September 1, 2012 and August 27, 2011, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Service cost	$867	$838	$—	$5	$1,735	$1,676	$—	$10
Interest cost	1,565	1,518	154	192	3,131	3,036	308	385
Expected return on plan assets	(1,749)	(1,505)	—	—	(3,498)	(3,010)	—	—
Amortization of unrecognized prior service cost	60	157	—	—	120	314	—	—
Amortization of unrecognized net loss (gain)	960	422	—	—	1,920	844	—	—

Net pension expense (income)	$1,703	$1,430	$154	$197	$3,408	$2,860	$308	$395

        During the thirteen and twenty-six week periods ended September 1, 2012 the Company contributed $2,090 and $3,854 respectively, to the Defined Benefit Pension Plan. In addition, during the thirteen and twenty-six week periods ended September 1, 2012 the Company contributed $428 and $834, respectively, to the Nonqualified Executive Retirement Plans. During the remainder of fiscal 2013, the Company expects to contribute $5,911 to the Defined Benefit Pension Plan and $821 to the Nonqualified Executive Retirement Plans.

10. Commitments and Contingencies

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

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

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

        The Company has been named in two (2) putative collective and class action lawsuits, including Indergit v. Rite Aid Corporation et al pending in the United States District Court for the Southern District of New York, filed in federal and state courts in New York and Pennsylvania purportedly on behalf of current and former store managers working in the Company's stores at various locations around the country outside of California. The lawsuits allege that the Company failed to pay overtime to store managers as required under the FLSA and under certain state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. The Court in Indergit, on April 2, 2010, conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery is proceeding. At this time, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company's management believes, however, that this lawsuit is without merit and not appropriate for collective or class action treatment and is vigorously defending this lawsuit.

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

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2012 and August 27, 2011

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

10. Commitments and Contingencies (Continued)

        The Company was served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG and the United States Attorney's Office for the Central District of California. The subpoena requests records related to any gift card inducement programs for customers who transferred prescriptions for drugs or medicines to the Company's pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. The Company has substantially completed its production of records in response to the subpoena and is unable to predict the timing or outcome of any review by the government of such information.

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

        The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding Rite Aid's Rx Savings Program and the reporting of usual and customary charges to publicly funded health programs. The Company has completed its response to the subpoena and is unable to predict the timing or outcome of any review by the government of such information.

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

  Contingencies

        The California Department of Health Care Services ("DHCS"), the agency responsible for administering the State of California Medicaid program, implemented retroactive reimbursement rate reductions effective June 1, 2011, impacting the medical provider community in California, including pharmacies. Numerous medical providers, including representatives of both chain and independent pharmacies, filed suits against DHCS in federal district court in California and have obtained preliminary injunctions against the rate cuts, subject to a trial on the merits. DHCS is appealing the preliminary injunctions to the Ninth Circuit Court of Appeals. Based upon the actions of DHCS, the Company has recorded an appropriate accrual. As pertinent facts and circumstances develop, these accruals may be adjusted.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net loss for the thirteen week period ended September 1, 2012 was $38.8 million compared to the net loss of $92.3 million for the thirteen week period ended August 27, 2011. The decrease in net loss is driven primarily by higher gross margin, lower lease termination and impairment charges and higher gains on sale of assets, partially offset by higher selling, general and administrative expenses ("SG&A"). Revenues were slightly lower due to the impact of new generic introductions, reimbursement rate reductions, and store closures, partially offset by higher prescription counts and front-end sales. Higher prescription count was due, in part, to the Walgreens / Express Scripts dispute which was recently settled. Future retention of these patients and their related prescriptions is uncertain. The increase in gross margin was mainly due to new generics, partially offset by lower pharmacy reimbursement rates and higher markdowns associated with our wellness+ customer loyalty program. The increase in SG&A was mainly due to increased salaries partially offset by holiday pay due to the shift in the Memorial Day holiday.

        Net loss for the twenty-six week period ended September 1, 2012 was $66.9 million compared to the net loss of $155.3 million for the twenty-six week period ended August 27, 2011. The decrease in net loss is driven primarily by higher gross margin, lower lease termination and impairment charges, and higher gains on sale of assets, partially offset by higher SG&A. Revenues were slightly higher due to higher pharmacy and front-end same store sales, partially offset by the impact of new generic introductions, reimbursement rate reductions, and store closings. The increase in gross margin was mainly due to new generics, partially offset by lower pharmacy reimbursement rates and higher markdowns associated with our wellness+ customer loyalty program. The increase in SG&A was mainly due to the reversal of the tax indemnification asset, litigation charges and increased salaries.

  Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands)
Revenues	$6,230,884	$6,271,091	$12,699,171	$12,661,884
Revenue (decline) growth	(0.6)%	1.8%	0.3%	0.8%
Same store sales growth	—	2.2%	1.2%	1.5%
Pharmacy sales (decline) growth	(1.6)%	1.4%	—	1.0%
Same store prescription count increase	4.0%	0.1%	3.5%	0.3%
Same store pharmacy sales (decline) growth	(0.7)%	2.0%	0.8%	1.6%
Pharmacy sales as a % of total sales	67.5%	67.8%	68.0%	68.3%
Third party sales as a % of total pharmacy sales	96.5%	96.4%	96.6%	96.5%
Front-end sales growth	0.8%	2.5%	1.4%	0.5%
Same store front-end sales growth	1.4%	2.5%	2.0%	1.3%
Front-end sales as a % of total sales	32.5%	32.2%	32.0%	31.7%
Store data:
Total stores (beginning of period)	4,652	4,704	4,667	4,714
New stores	—	—	—	—
Closed stores	(9)	(7)	(24)	(17)
Total stores (end of period)	4,643	4,697	4,643	4,697
Relocated stores	4	5	6	11
Remodeled stores	147	35	290	38

  Revenues

        Revenues declined 0.6% for the thirteen weeks ended September 1, 2012 compared to an increase of 1.8% for the thirteen weeks ended August 27, 2011. The decrease in revenues for the thirteen week period ended September 1, 2012 was driven primarily by new generic introductions, continued reimbursement rate pressures and store closures, offset by increases in same store prescription count and front-end sales. At the end of the period, we operated 54 fewer stores than at the end of the same period last year. Revenues increased 0.3% and 0.8% in the twenty-six week periods ended September 1, 2012 and August 27, 2011, respectively. Revenue increases for the twenty-six week period ended September 1, 2012 were driven by an increase in same store sales. The increase in same store sales was driven by incremental prescriptions from the Walgreens / Express Scripts dispute, the positive impact of our wellness+ loyalty program, and initiatives to increase sales and prescriptions. These increases were partially offset by lower pharmacy reimbursement rates and by operating 54 fewer stores than in the same period last year. Same store sales increased 1.2% during the twenty-six week period ended September 1, 2012 reflecting the positive impact of wellness+ and positive script count.

        Pharmacy same store sales decreased by 0.7% for the thirteen week period ended September 1, 2012. The decrease in same store sales was due primarily to an approximate 7.5% negative impact from generic introductions and continued lower reimbursement rates from pharmacy benefit managers and government payors, partially offset by incremental prescriptions from the Walgreens / Express Scripts dispute and other initiatives to increase prescription count. Pharmacy same store sales increased by 0.8% for the twenty-six week period ended September 1, 2012 due to incremental prescriptions from the Walgreens / Express Scripts dispute and other initiatives to increase prescription count, partially offset by an approximate 5.4% negative impact from generic introductions and lower reimbursement rates. We expect recent and future generic introductions and lower reimbursement rates to continue to have additional negative impact on our revenues.

        Front-end same store sales increased by 1.4% and 2.0% in the thirteen and twenty-six week periods ended September 1, 2012, respectively. The increase in same store sales reflects the positive impact of our wellness + loyalty program and other management initiatives to increase sales in the front-end. Active wellness+ members, defined as those who have used their cards at least twice during the last twenty-six weeks, was 25 million as of September 1, 2012. This represented a 7.9% increase over the same period a year ago.

  Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1 , 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands)
Cost of goods sold	$4,520,463	$4,622,130	$9,239,979	$9,322,004
Gross profit	1,710,421	1,648,961	3,459,192	3,339,880
Gross margin	27.5%	26.3%	27.2%	26.4%
Selling, general and administrative expenses	1,618,169	1,603,752	3,306,235	3,189,988
Selling, general and administrative expenses as a percentage of revenues	26.0%	25.6%	26.0%	25.2%
Lease termination and impairment charges	7,783	15,118	19,926	32,208
Interest expense	129,054	130,829	259,642	261,589

  Cost of Goods Sold

        Gross profit increased $61.5 million and $119.3 million and gross margin increased 1.2% and 0.8% for the thirteen and twenty-six week periods ended September 1, 2012. Pharmacy gross profit was higher due to increased prescription count, a large portion of which resulted from the Walgreens / Express Scripts dispute, and cost reductions relating to recent generic introductions including generic Lipitor, Plavix and Singulair which increased generic penetration, partially offset by continued pressure on pharmacy benefit manager and governmental reimbursement rates. Front-end gross profit was slightly lower due to higher tier discounts from our wellness+ customer loyalty program and other markdowns, partially offset by higher same store sales. Both front-end and pharmacy gross margin were impacted by a lower LIFO charge.

        We use the last-in, first-out ("LIFO") method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $8.8 million and $27.5 million for the thirteen and twenty-six week periods ended September 1, 2012 compared to LIFO charges of $20.0 million and $40.0 million for the thirteen and twenty-six week periods ended August 27, 2011. The lower estimated LIFO charge for this year relates to lower expected inflation rates in both front-end and pharmacy.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 26.0% in the thirteen week period ended September 1, 2012 compared to 25.6% in the thirteen week period ended August 27, 2011. The increase in SG&A as a percentage of revenues is due primarily to higher salary costs to support our increased prescription volume and other initiatives, partially offset by the shift in the Memorial Day holiday, lower depreciation and amortization and lower self insurance due primarily to a charge in the prior year related to a reduction in our discount rate.

        SG&A as a percentage of revenues was 26.0% in the twenty-six week period ended September 1, 2012 compared to 25.2% in the twenty-six week period ended August 27, 2011. The increase in SG&A as a percentage of revenues for the twenty-six week period is due primarily to the reversal of $60.2 million of tax indemnification asset resulting from our settlement with the Internal Revenue Service associated with a pre-acquisition Brooks Eckerd tax audit, which is completely offset by an income tax benefit as noted below (in Income Taxes), litigation charges relating to the settlement of certain labor related actions, and increased salary costs for wage increases and to support our increased sales volume. These amounts are partially offset by lower depreciation and amortization and lower self insurance due primarily to a prior year reduction in our discount rate. We expect to see continued SG&A increases as a percentage of revenues relative to the prior year due to the continued impact of new generic introductions and reimbursement rate pressures on our pharmacy sales.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Impairment charges	$47	$657	$543	$1,391
Lease termination charges	7,736	14,461	19,383	30,817

	$7,783	$15,118	$19,926	$32,208

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

  Interest Expense

        Interest expense was $129.1 million and $259.6 million for the thirteen and twenty-six week period ended September 1, 2012, respectively, compared to $130.8 million and $261.6 million for the thirteen and twenty-six week periods ended August 27, 2011. The weighted average interest rates on our indebtedness for the twenty-six week periods ended September 1, 2012 and August 27, 2011 were 7.4% and 7.4%, respectively.

  Income Taxes

        We recorded income tax benefits of $2.9 million and $2.7 million for the thirteen week periods and $64.6 million and $0.4 million for the twenty-six week periods ended September 1, 2012 and August 27, 2011, respectively. The income tax benefit for the thirteen and twenty-six week periods ended September 1, 2012 is primarily attributable to the recognition of previously unrecognized tax benefits resulting from the appellate settlements of the Brooks Eckerd Internal Revenue Service (IRS) audit of fiscal years 2004 - 2007 as well as the Commonwealth of Massachusetts audit of fiscal years 2005 - 2007. These amounts are completely offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as these audits were related to pre-acquisition periods. The income tax benefit for the thirteen and twenty-six week periods ended August 27, 2011 is primarily attributable to a benefit for discrete items related to the recognition of previously unrecognized tax benefits offset by an accrual of state and local taxes and adjustments to unrecognized tax benefits.

        In the first and second quarters of fiscal 2013 we reached agreements with the IRS and Commonwealth of Massachusetts Appellate Divisions settling the examinations of the Brooks Eckerd fiscal years 2004 - 2007 and fiscal years 2005 - 2007, respectively. The settlements with the IRS and the Commonwealth of Massachusetts do not impact our net financial position, results of operations or cash flows. Furthermore, the settlements result in the resolution of tax contingencies associated with these tax years which will impact the effective rate by decreasing tax expense in the first and second quarters by $66.7 million.

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

        Over the next 12 months, we believe that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $41.4 million which would impact the effective tax rate if our tax positions are sustained upon audit or the controlling statute of limitations expires. The potential decrease is primarily contingent upon the lapse of the statute of limitations. The corresponding indemnification asset will reverse concurrently in selling, general and administrative expenses.

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

Liquidity and Capital Resources

  General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities and (iii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of September 1, 2012 was $1,050.7 million, which consisted of revolver borrowing capacity of $1,049.9 million and invested cash of $0.8 million.

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

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At September 1, 2012, we had no borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $125.1 million, which resulted in additional borrowing capacity of $1,049.9 million.

        The credit facility also includes our $1.042 billion senior secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan will mature on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loan with the proceeds of certain asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 2 Term Loan may also be required.

        On March 3, 2011, we refinanced the Tranche 3 Term Loan with a $331.2 million senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor. We must make mandatory prepayments of the Tranche 5 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 5 Term Loan may also be required.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to three months after June 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond three months after June 4, 2014; however, other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt or other exemptions are not available. The senior secured credit facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014, for the voluntary repurchase of debt with a maturity after June 4, 2014 and the mandatory repurchase of our 8.5% convertible notes due 2015 if we maintain availability on the revolving credit facility of more than $100.0 million.

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility also has one financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.05 to 1.00. As of September 1, 2012, we were in compliance with this financial covenant.

        The senior secured credit facility provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repurchase of such debt. The mandatory repurchase of the 8.5% convertible notes due 2015 is excluded from this event of default.

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of September 1, 2012, the amount of additional secured debt that could be incurred under these indentures was approximately $1.146 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test.

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

        In February 2012, $404.8 million aggregate principal amount of the outstanding 8.625% notes were tendered and repurchased by us. We redeemed the remaining 8.625% notes in March 2012 for $55.6 million, which included the call premium and interest through the redemption date. The refinancing resulted in an aggregate loss on debt retirement of $16.1 million recorded in the fourth quarter of fiscal 2012.

        In May 2012, $296.3 million aggregate principal amount of the outstanding 9.375% notes were tendered and repurchased by us. We redeemed the remaining 9.375% notes in June 2012 for $108.7 million, which included the call premium and interest through the redemption date. The refinancing resulted in an aggregate loss on debt retirement of $17.8 million.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $330.7 million and $254.1 million in the twenty-six week periods ended September 1, 2012 and August 27, 2011, respectively. Operating cash flow was positively impacted by reductions in inventory due to management initiatives, generic price reductions, and reductions of accounts receivable. These sources of cash were partially offset by a decrease in accounts payable due to the timing of payments in the prior year and lower inventory.

        Cash used in investing activities was $148.3 million and $97.4 million for the twenty-six week periods ended September 1, 2012 and August 27, 2011, respectively. Cash used for the purchase of property, plant, equipment including our increased investment in Wellness remodels and prescription files, net of proceeds from the sale of assets were higher compared to the prior year.

        Cash used in financing activities was $250.3 million and $169.4 million for the twenty-six week periods ended September 1, 2012 and August 27, 2011, respectively. Cash used in financing activities for the twenty-six weeks ended September 1, 2012 was due to the reduction of borrowings on our revolving credit facility and zero balance cash accounts. Additionally, included in financing activities is the refinancing of our 9.375% senior notes due December 2015 with the proceeds from our 9.25% senior notes due March 2020 as well as the redemption of $54.2 million of our 8.625% senior notes due 2015 that were not repurchased in our tender offer for such notes in February 2012.

  Capital Expenditures

        During the thirteen week period ended September 1, 2012, we spent $81.2 million on capital expenditures, consisting of $49.9 million related to new store construction, store relocation and store remodel projects, $20.3 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $11.0 million related to the purchase of prescription files from other retail pharmacies. We plan on making total capital expenditures of approximately $300.0 million during fiscal 2013, consisting of approximately 58% related to store relocations and remodels and new store construction, 25% related to infrastructure and maintenance requirements and 17% related to prescription file purchases. We expect that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the senior secured credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, including the payment at maturity of our $180.3 million senior debentures due August 2013, and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect the restriction on our credit facility, that could result if we fail to meet the fixed charge covenant in our senior secured credit facility, to impact our business in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity, repurchase outstanding indebtedness, or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

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

Adjusted EBITDA and Other Non-GAAP Measures

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

        The following is a reconciliation of Adjusted EBITDA to our net loss for the thirteen and twenty-six week periods ended September 1, 2012 and August 27, 2011:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands)
Net loss	$(38,765)	$(92,254)	$(66,853)	$(155,336)
Interest expense	129,054	130,829	259,642	261,589
Income tax benefit	(2,866)	(2,712)	(64,595)	(439)
Reduction of tax indemnification asset(1)	—	—	60,237	—
Depreciation and amortization expense	101,999	108,712	208,370	225,802
LIFO charges	8,752	20,001	27,502	40,002
Lease termination and impairment charges	7,783	15,118	19,926	32,208
Stock-based compensation expense	4,695	3,952	8,653	7,523
Gain on sale of assets, net	(2,954)	(848)	(13,005)	(5,640)
(Gain) loss on debt modifications and retirements, net	—	(4,924)	17,842	17,510
Closed facility liquidation expense	1,411	985	2,867	3,632
Severance costs	(72)	305	(72)	256
Customer loyalty card programs revenue deferral	4,813	6,885	27,993	28,751
Other	4,803	(1,793)	4,311	(8,748)

Adjusted EBITDA	$218,653	$184,256	$492,818	$447,110

(1)
Note:    The income tax benefit from the IRS settlement described in Footnote 4 in the notes to our condensed consolidated financial statements and the corresponding reduction of the tax indemnification asset had no net effect on Adjusted EBITDA.

        In addition to Adjusted EBITDA, we occasionally refer to several other Non-GAAP measures, on a less frequent basis, in order to describe certain components of our business and how we utilize them to describe our results. These measures include but are not limited to Adjusted EBITDA Gross Margin and Gross Profit (gross margin/gross profit excluding non-Adjusted EBITDA items), Adjusted EBITDA SG&A (SG&A expenses excluding non-Adjusted EBITDA items), FIFO Gross Margin (gross margin before LIFO charges) and Free Cash Flow (Adjusted EBITDA less cash paid for interest, rent on closed stores, capital expenditures and the change in working capital).

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of September 1, 2012.

Fiscal Year	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at 09/01/2012
	(dollars in thousands)
Long-term debt, including current portion
Fixed Rate	$5,232	$186,346	$—	$64,188	$880,000	$3,555,000	$4,690,766	$4,866,121
Average Interest Rate	1.52%	6.95%	0.00%	8.50%	10.08%	8.69%	8.87%
Variable Rate	$7,124	$14,247	$1,028,761	$3,367	$3,367	$317,372	$1,374,238	$1,346,228
Average Interest Rate	2.59%	2.59%	2.00%	4.50%	4.50%	4.50%	2.60%
Totals	$12,356	$200,593	$1,028,761	$67,555	$883,367	$3,872,372	$6,065,004	$6,212,349

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our Tranche 2 Term loan and Tranche 5 Term loan, are all based on LIBOR. However, the interest rate on our Tranche 5 Term loan has a LIBOR floor of 125 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of September 1, 2012, our annual interest expense would change by approximately $10.4 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended March 3, 2012 and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 2, 2012. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

        We were served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding Rite Aid's Rx Savings Program and the reporting of usual and customary charges to publicly funded health programs. We have completed our production of records and documents responsive to the subpoena and are unable to predict the timing or outcome of any review by the government of such information.

ITEM 1A.    Risk Factors

        In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I, Item 1A, Risk Factors" in our Annual Report on Form 10-K, for the year ended March 3, 2012 which could materially affect our business, financial condition or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Repurchases of Equity Securities.    The table below is a listing of repurchases of Common Stock during the second quarter of fiscal 2013.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
June 3 to June 30, 2012(1)	1,059,752	$1.33	—	—

July 1 to July 28, 2012	—	—	—	—

July 29 to September 1, 2012	—	—	—	—

(1)
Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, by and between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated as of August 1, 1993, by and between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture dated as of February 3, 2000, between Rite Aid Corporation, as issuer, and U.S. Bank Trust National Association as successor to Morgan Guaranty Trust Company of New York, to the Indenture dated as of August 1, 1993, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.6
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.7	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A., as successor trustee, to the Indenture dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 21, 2007, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.9
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.10
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Indenture, dated as of February 15, 2007, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.11
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.12	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A., as successor trustee, to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.5% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.13	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.14
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of May 29, 2008 between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.15
	Indenture, dated as of July 9, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.16
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.17
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009

Exhibit Numbers	Description	Incorporation By Reference To
4.18	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.19
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.20
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
10.1	Rite Aid Corporation 2012 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
11	Statement regarding computation of earnings per share (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
101.	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 1, 2012 and March 3, 2012, (ii) Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended September 1, 2012 and August 27, 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the thirteen and twenty-six week periods ended September 1, 2012 and August 27, 2011, (iv) Condensed Consolidated Statements of Cash Flow for the twenty-six week periods ended September 1, 2012 and August 27, 2011, and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.**

*
Constitutes a compensatory plan or arrangement required to be filed with this Form 10-Q.

**
Furnished, not filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 2, 2012	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: October 2, 2012	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer