Form 10-Q
period 2012-12-01
RITE AID CORP
filed 2013-01-08
CIK 84129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2012
OR
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

        The registrant had 903,826,414 shares of its $1.00 par value common stock outstanding as of December 19, 2012.

RITE AID CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This report, as well as our other public filings and public statements, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," "will" and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

        Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

  •
  our high level of indebtedness;

  •
  our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

  •
  general economic conditions (including the impact of continued high unemployment, changing consumer behavior and any impact of the "fiscal cliff"), inflation and interest rate movements;

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012 (the "Fiscal 2012 10-K"), which we filed with the SEC on April 24, 2012, our Quarterly Report on Form 10-Q for the thirteen weeks ended June 2, 2012 (the "First Quarter 2013 10-Q"), which we filed on July 3, 2012, and our Quarterly Report on Form 10-Q for the thirteen weeks ended September 1, 2012 (the "Second Quarter 2013 10-Q"), which we filed on October 2, 2012. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	December 1, 2012	March 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$263,641	$162,285
Accounts receivable, net	917,033	1,013,233
Inventories, net of LIFO reserve of $1,090,625 and $1,063,123	3,096,988	3,138,455
Prepaid expenses and other current assets	194,930	190,613

Total current assets	4,472,592	4,504,586
Property, plant and equipment, net	1,901,542	1,902,021
Other intangibles, net	476,413	528,775
Other assets	335,595	428,909

Total assets	$7,186,142	$7,364,291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$229,041	$79,421
Accounts payable	1,437,728	1,426,391
Accrued salaries, wages and other current liabilities	1,176,903	1,064,507

Total current liabilities	2,843,672	2,570,319
Long-term debt, less current maturities	5,827,936	6,141,773
Lease financing obligations, less current maturities	95,434	107,007
Other noncurrent liabilities	995,214	1,131,948

Total liabilities	9,762,256	9,951,047
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .007 and ..006	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,794 and 1,715	179,406	171,569
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 903,827 and 898,687	903,827	898,687
Additional paid-in capital	4,278,576	4,278,988
Accumulated deficit	(7,888,349)	(7,883,367)
Accumulated other comprehensive loss	(49,575)	(52,634)

Total stockholders' deficit	(2,576,114)	(2,586,756)

Total liabilities and stockholders' deficit	$7,186,142	$7,364,291

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	December 1, 2012	November 26, 2011
Revenues	$6,237,847	$6,312,584
Costs and expenses:
Cost of goods sold	4,426,526	4,641,204
Selling, general and administrative expenses	1,612,198	1,583,098
Lease termination and impairment charges	14,366	11,540
Interest expense	128,371	129,927
Gain on sale of assets, net	(6,262)	(2,172)

	6,175,199	6,363,597

Income (loss) before income taxes	62,648	(51,013)
Income tax expense	777	972

Net income (loss)	$61,871	$(51,985)

Computation of income (loss) attributable to common stockholders:
Net income (loss)	$61,871	$(51,985)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(2,651)	(2,498)

Income (loss) attributable to common stockholders—basic	59,194	(54,509)
Add back-Interest on convertible notes	1,334	—

Income (loss) attributable to common stockholders—diluted	$60,528	$(54,509)

Basic and diluted income (loss) per share	$0.07	$(0.06)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	December 1, 2012	November 26, 2011
Net income (loss)	$61,871	$(51,985)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	1,020	590

Total other comprehensive income	1,020	590

Comprehensive income (loss)	$62,891	$(51,395)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011
Revenues	$18,937,018	$18,974,468
Costs and expenses:
Cost of goods sold	13,666,505	13,963,208
Selling, general and administrative expenses	4,918,433	4,773,086
Lease termination and impairment charges	34,292	43,748
Interest expense	388,013	391,516
Loss on debt modifications and retirements, net	17,842	17,510
Gain on sale of assets, net	(19,267)	(7,812)

	19,005,818	19,181,256

Loss before income taxes	(68,800)	(206,788)
Income tax (benefit) expense	(63,818)	533

Net loss	$(4,982)	$(207,321)

Computation of loss attributable to common stockholders:
Net loss	$(4,982)	$(207,321)
Accretion of redeemable preferred stock	(77)	(77)
Cumulative preferred stock dividends	(7,837)	(7,384)

Loss attributable to common stockholders—basic and diluted	$(12,896)	$(214,782)

Basic and diluted loss per share	$(0.01)	$(0.24)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011
Net loss	$(4,982)	$(207,321)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	3,059	1,771

Total other comprehensive income	3,059	1,771

Comprehensive loss	$(1,923)	$(205,550)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011
Operating activities:
Net loss	$(4,982)	$(207,321)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	311,160	333,381
Lease termination and impairment charges	34,292	43,748
LIFO charges	27,502	67,503
Gain on sale of assets, net	(19,267)	(7,812)
Stock-based compensation expense	12,872	11,612
Loss on debt modifications and retirements, net	17,842	17,510
Changes in operating assets and liabilities:
Accounts receivable	95,732	(7,636)
Inventories	13,055	(298,936)
Accounts payable	55,498	179,925
Other assets and liabilities, net	55,533	124,067

Net cash provided by operating activities	599,237	256,041

Investing activities:
Payments for property, plant and equipment	(233,195)	(146,138)
Intangible assets acquired	(45,659)	(28,090)
Proceeds from sale-leaseback transactions	6,355	2,428
Proceeds from dispositions of assets and investments	27,744	16,955

Net cash used in investing activities	(244,755)	(154,845)

Financing activities:
Proceeds from issuance of long-term debt	426,263	341,285
Net (repayments to) proceeds from revolver	(136,000)	163,000
Principal payments on long-term debt	(479,147)	(439,553)
Change in zero balance cash accounts	(43,507)	(106,347)
Net proceeds from the issuance of common stock	1,103	566
Financing fees paid for early debt redemption	(11,069)	—
Deferred financing costs paid	(10,769)	(2,789)

Net cash used in financing activities	(253,126)	(43,838)

Increase in cash and cash equivalents	101,356	57,358
Cash and cash equivalents, beginning of period	162,285	91,116

Cash and cash equivalents, end of period	$263,641	$148,474

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $319 and $240, respectively)	$311,026	$340,423

Cash payments of income taxes, net of refunds	$3,515	$2,911

Equipment financed under capital leases	$7,251	$6,476

Equipment received for noncash consideration	$2,636	$3,092

Reduction in lease financing obligation	$—	$—

Preferred stock dividends paid in additional shares	$7,837	$7,384

Gross borrowings from revolver	$293,000	$1,629,000

Gross repayments to revolver	$429,000	$1,466,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended December 1, 2012 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the "Company") Fiscal 2012 10-K.

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Numerator for income (loss) per share:
Net income (loss)	$61,871	$(51,985)	$(4,982)	$(207,321)
Accretion of redeemable preferred stock	(26)	(26)	(77)	(77)
Cumulative preferred stock dividends	(2,651)	(2,498)	(7,837)	(7,384)

Income (loss) attributable to common stockholders—basic	$59,194	$(54,509)	$(12,896)	$(214,782)
Plus: Interest on convertible notes	1,334	—	—	—

Income (loss) attributable to common stockholders—diluted	$60,528	$(54,509)	$(12,896)	$(214,782)

Denominator:
Basic weighted average shares	891,031	886,629	889,187	885,388
Outstanding options, net	1,977	—	—	—
Convertible notes	24,800	—	—	—

Diluted weighted average shares	917,808	886,629	889,187	885,388

Basic and diluted income (loss) per share	$0.07	$(0.06)	$(0.01)	$(0.24)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Income (Loss) Per Share (Continued)

        Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted income (loss) per share as of December 1, 2012 and November 26, 2011:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Stock options	70,868	76,537	83,169	76,537
Convertible notes	—	24,800	24,800	24,800
Convertible preferred stock	32,619	30,734	32,619	30,734

	103,487	132,071	140,588	132,071

        Also excluded from the computation of diluted income (loss) per share as of December 1, 2012 and November 26, 2011 are restricted shares and restricted stock units of 12,753 and 11,567, respectively, which are included in shares outstanding.

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Impairment charges	$339	$1,439	$882	$2,829
Lease termination charges	14,027	10,101	33,410	40,919

	$14,366	$11,540	$34,292	$43,748

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

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Lease Termination and Impairment Charges (Continued)

and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Balance—beginning of period	$345,271	$390,161	$367,865	$405,350
Provision for present value of noncancellable lease payments of closed stores	7,270	2,282	11,522	5,453
Changes in assumptions about future sublease income, terminations and changes in interest rates	1,062	1,157	4,388	16,378
Interest accretion	5,729	6,341	17,655	19,912
Cash payments, net of sublease income	(23,866)	(24,381)	(65,964)	(71,533)

Balance—end of period	$335,466	$375,560	$335,466	$375,560

4. Income Taxes

        The Company recorded an income tax expense of $777 and an income tax expense of $972 for the thirteen week periods and an income tax benefit of $63,818 and an income tax expense of $533 for the thirty-nine week periods ended December 1, 2012 and November 26, 2011, respectively. The income tax expense or benefit is recorded net of adjustments to maintain a full valuation allowance against the Company's net deferred tax assets.

        The income tax expense for the thirteen week period ended December 1, 2012 is primarily attributable to an accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by adjustments to the valuation allowance of $24,717.

        The income tax benefit for the thirty-nine week period ended December 1, 2012 is primarily attributable to the recognition of previously unrecognized tax benefits resulting from the appellate settlements of the Brooks Eckerd Internal Revenue Service (IRS) Audit of fiscal years 2004 - 2007 as well as the Commonwealth of Massachusetts Audit of fiscal years 2005 - 2007. The appellate settlement as well as the Commonwealth of Massachusetts Audit amounts are completely offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as these audits were related to pre-acquisition periods. The accrual of federal, state and local taxes for the thirty-nine week period ended December 1, 2012 includes adjustments to the valuation allowance of $18,128.

        The income tax expense for the thirteen and thirty-nine week periods ended November 26, 2011 is primarily attributable to an accrual of state and local taxes and adjustments to unrecognized tax benefits including a benefit for discrete items related to the recognition of previously unrecognized tax benefits. The accrual of federal, state and local taxes for the thirteen and thirty-nine week periods

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Income Taxes (Continued)

ended November 26, 2011 includes adjustments to the valuation allowance of $17,896 and $73,187, respectively.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007, related to the June 2007 Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of December 1, 2012 and March 3, 2012 the Company had corresponding recoverable indemnification assets of $61,787 and $156,797 from Jean Coutu Group, respectively, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities. The reduction of the indemnification assets contains the corresponding reversal of income and non-income tax reserves resulting primarily from the settlements of the IRS and Commonwealth of Massachusetts audits.

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

        Over the next 12 months, the Company believes that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $41,265, which would impact the effective tax rate if the company's tax positions are sustained upon audit or the controlling statute of limitations expires. The potential decrease is primarily contingent upon the lapse of the statute of limitations. The corresponding indemnification asset will reverse concurrently in selling, general and administrative expenses.

        The valuation allowances as of December 1, 2012 and March 3, 2012 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,335,553 and $2,317,425 against net deferred tax assets at December 1, 2012 and March 3, 2012, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of December 1, 2012 and March 3, 2012.

	December 1, 2012			March 3, 2012
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$621,506	$(404,882)	10 years	$614,862	$(374,685)	10 years
Prescription files	1,270,776	(1,010,987)	4 years	1,239,444	(950,846)	5 years

Total	$1,892,282	$(1,415,869)		$1,854,306	$(1,325,531)

        Also included in other non-current liabilities as of December 1, 2012 and March 3, 2012 are unfavorable lease intangibles with a net carrying amount of $73,196 and $82,030 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $31,143 and $95,972 for the thirteen and thirty-nine week periods ended December 1, 2012, respectively. Amortization expense for these intangible assets and liabilities was $34,327 and $109,561 for the thirteen and thirty-nine week periods ended November 26, 2011, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2013—$ 120,781; 2014—$ 99,995; 2015—$ 83,043; 2016—$ 71,748 and 2017—$ 58,685.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at December 1, 2012 and March 3, 2012:

	December 1, 2012	March 3, 2012
Secured Debt:
Senior secured revolving credit facility due August 2015 (or April 2014, see Credit Facility below)	$—	$136,000
Tranche 2 Term Loan due June 2014	1,038,993	1,044,433
Tranche 5 Term Loan due March 2018 ($331,684 and $333,367 face value less unamortized discount of $1,302 and $1,488)	330,382	331,879
9.75% senior secured notes (senior lien) due June 2016 ($410,000 face value less unamortized discount of $3,786 and $4,579)	406,214	405,421
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $20,275 and $24,422)	449,725	445,578
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,416 and $1,569)	268,584	268,431
Other secured	5,257	5,342

	3,649,155	3,787,084
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	—	54,156
9.375% senior notes due December 2015 ($405,000 face value less unamortized discount of $2,673)	—	402,327
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $5,854 and $6,830)	804,146	803,170
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $4,927)	906,927	481,000

	1,711,073	1,740,653
Unguaranteed Unsecured Debt:
9.25% senior notes due June 2013	6,015	6,015
6.875% senior debentures due August 2013	180,277	180,277
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	673,480	673,480
Lease financing obligations	118,703	126,984

Total debt	6,152,411	6,328,201
Current maturities of long-term debt and lease financing obligations	(229,041)	(79,421)

Long-term debt and lease financing obligations, less current maturities	$5,923,370	$6,248,780

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

Credit Facility

        The Company has a senior secured credit facility that consists of a $1,175,000 revolving credit facility and two term loans, a $1,038,993 senior secured term loan (the "Tranche 2 Term Loan") and a $330,382 senior secured term loan (the "Tranche 5 Term Loan"). Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 3.25% and LIBOR plus 3.75% if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 2.25% and Citibank's base rate plus 2.75%, in each case based upon the amount of revolver availability, as defined in the senior secured credit facility. The Company is required to pay fees between 0.50% and 0.75% per annum on the daily unused amount of the revolver depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on August 19, 2015, provided that such maturity date shall be accelerated to April 18, 2014 in the event that on or prior to April 18, 2014 the Company does not repay, refinance or otherwise extend the maturity date of its Tranche 2 Term Loan to a date that is at least 90 days after August 19, 2015 and, in the case of a repayment or refinancing, the Company must have at least $500,000 of availability under the revolver. The Tranche 2 Term Loan matures on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if the Company elects LIBOR borrowings, or at Citibank's base rate plus 0.75%. The Tranche 5 Term Loan matures on March 3, 2018 and currently bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At December 1, 2012, the Company had no borrowings outstanding under the revolver and had letters of credit outstanding thereunder of $117,970 which gave the Company additional borrowing capacity of $1,057,030.

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

        The senior credit facility restricts the amount of secured and unsecured debt the Company may have outstanding in addition to borrowings under the senior secured credit facility and existing indebtedness, subject to limitations on the amount of such debt that shall mature or require scheduled payments of principal prior to September 4, 2014. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond September 4, 2014. However, the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. The Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under the indentures is generally governed by an interest coverage ratio test.

        The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.05 to 1.00. As of December 1, 2012, the Company was in compliance with this financial covenant. The senior secured credit facility also provides for customary events of default.

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

        In May 2012, the Company completed a tender offer for the 9.375% notes in which $296,269 aggregate principal amount of the outstanding 9.375% notes were tendered and repurchased. During June 2012, the Company redeemed the remaining 9.375% notes for $108,731, which included the call premium and interest through the redemption date. The May 2012 refinancing resulted in an aggregate loss on debt retirement of $17,842.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Indebtedness and Credit Agreements (Continued)

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2013 and thereafter are as follows: 2013—$8,765; 2014—$200,593; 2015—$1,028,761; 2016—$67,555; 2017—$883,367 and $3,872,373 thereafter.

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

        As of December 1, 2012 and November 26, 2011, the Company did not have any financial assets measured on a recurring basis.

Non-Financial Assets Measured on a Non-Recurring Basis

        Long-lived assets are measured at fair value on a nonrecurring basis using mostly Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended December 1, 2012, long-lived assets from continuing operations with a carrying value of $2,632, primarily store assets, were written down to their fair value of $1,750, resulting in an impairment charge of $882 of which $339 relates to the thirteen-week period ended December 1, 2012. The Level 2 measurements are valued using observable inputs for similar assets in active markets. During the thirty-nine week period ended November 26, 2011, long-lived assets with a carrying value of $8,236, primarily store assets, were written down to their fair value of $5,407, resulting in an impairment charge of $2,829 of which $1,439 relates to the thirteen-week period ended November 26, 2011. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Fair Value Measurements (Continued)

        The following table presents fair values for those assets measured at fair value on a non-recurring basis at December 1, 2012 and November 26, 2011 (in thousands):

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total
Long-lived assets held for use
At December 1, 2012	$—	$975	$775	$1,750
At November 26, 2011	$—	$3,924	$1,483	$5,407

Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the credit facility, term loans and term notes are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $6,033,708 and $6,201,521, respectively, as of December 1, 2012. There were no outstanding derivative financial instruments as of December 1, 2012 and March 3, 2012.

8. Stock Options and Stock Awards

        The Company recognizes stock-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended December 1, 2012 and November 26, 2011 include $12,872 and $11,612, respectively, of compensation costs related to the Company's stock-based compensation arrangements.

        The total number and type of newly awarded grants and the related weighted average fair value for the thirty-nine week periods ended December 1, 2012 and November 26, 2011 are as follows:

	December 1, 2012		November 26, 2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	12,020	$0.91	17,889	$0.82
Stock awards granted	5,450	$1.31	8,526	$1.23

Total awards	17,470		26,415

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

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

        The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011
Expected stock price volatility	85%	79%
Expected dividend yield	0%	0%
Risk-free interest rate	0.7%	1.45%
Expected option life	5.5 years	5.5 years

        As of December 1, 2012, there was $20,578 of total unrecognized pre-tax compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.53 years. As of December 1, 2012, there was $11,010 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.26 years.

9. Retirement Plans

        Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended December 1, 2012 and November 26, 2011, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Service cost	$868	$838	$—	$5	$2,603	$2,514	$—	$15
Interest cost	1,566	1,518	154	193	4,697	4,554	462	578
Expected return on plan assets	(1,749)	(1,505)	—	—	(5,247)	(4,515)	—	—
Amortization of unrecognized prior service cost	60	157	—	—	180	471	—	—
Amortization of unrecognized net loss (gain)	960	422	—	—	2,880	1,266	—	—

Net pension expense (income)	$1,705	$1,430	$154	$198	$5,113	$4,290	$462	$593

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Retirement Plans (Continued)

        During the thirteen and thirty-nine week periods ended December 1, 2012 the Company contributed $1,730 and $5,584 respectively, to the Defined Benefit Pension Plan. In addition, during the thirteen and thirty-nine week periods ended December 1, 2012 the Company contributed $389 and $1,216, respectively, to the Nonqualified Executive Retirement Plans. During the remainder of fiscal 2013, the Company expects to contribute $0 to the Defined Benefit Pension Plan and $425 to the Nonqualified Executive Retirement Plans.

10. Commitments and Contingencies

  Legal Matters

        The Company is a party to legal proceedings, investigations and claims in the ordinary course of its business, including the matters described below. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.

        The Company's contingencies are subject to significant uncertainties, including, among other factors: (i) proceedings are in early stages; (ii) whether class or collective action status is sought and the likelihood of a class being certified; (iii) the outcome of pending appeals or motions; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the matter; (vi) whether novel or unsettled legal theories are at issue; (vii) there are significant factual issues to be resolved; and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit ("whistleblower" action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation.

        Since December 2008, the Company has been named in a series of fifteen (15) currently pending putative collective and class action lawsuits filed in federal and state courts around the country, purportedly on behalf of current and former assistant store managers and co-managers working in the Company's stores at various locations outside California, including Craig et al v. Rite Aid Corporation et al pending in the United States District Court for the Middle District of Pennsylvania (the "Court") and Ibea et al v. Rite Aid Corporation pending in the United States District Court for the Southern District of New York. The lawsuits allege that the Company failed to pay overtime to salaried assistant store managers and co-managers as purportedly required under the Fair Labor Standards Act ("FLSA") and certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. Notice was issued to over 7,500 current and former assistant store managers and co-managers offering them the opportunity to "opt in" to certain of the FLSA collective actions and about 1,250 have elected to participate in these lawsuits. The Company has aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. However, in light of the cost and uncertainty involved in these lawsuits, the Company

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Commitments and Contingencies (Continued)

negotiated an agreement with Plaintiffs' counsel on the key terms of a global settlement. Subsequent to the end of the first quarter, the Company entered into a settlement agreement with Plaintiffs' counsel to resolve the series of lawsuits. The parties filed a joint motion for preliminary approval of the settlement with the Court which was granted on June 18, 2012. Any final resolution of these matters will be subject to final court approval. The Court held a final approval hearing on December 4, 2012. During the period ended June 2, 2012, the Company recorded legal reserves of $20,900 related to the estimated settlement payments for these matters.

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

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2012 and November 26, 2011

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

  Contingencies

        The California Department of Health Care Services ("DHCS"), the agency responsible for administering the State of California Medicaid program, implemented retroactive reimbursement rate reductions effective June 1, 2011, impacting the medical provider community in California, including pharmacies. Numerous medical providers, including representatives of both chain and independent pharmacies, filed suits against DHCS in federal district court in California and obtained preliminary injunctions against the rate cuts, subject to a trial on the merits. DHCS has appealed the preliminary injunctions to the Ninth Circuit Court of Appeals, which Court vacated the injunctions. The numerous medical providers are considering their options. Based upon the actions of DHCS, the Company has recorded an appropriate accrual. As pertinent facts and circumstances develop, this accrual may be adjusted.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net income for the thirteen week period ended December 1, 2012 was $61.9 million compared to the net loss of $52.0 million for the thirteen week period ended November 26, 2011. The substantial improvement in operating results is driven primarily by script count growth and the introduction of new generics partially offset by higher selling, general and administrative expenses ("SG&A"). Revenues were lower due to the continued impact of recent generic introductions, reimbursement rate reductions, and store closures, partially offset by higher prescription counts and front-end sales growth. Higher prescription count was due, in part, to the Walgreens / Express Scripts dispute which was settled in September 2012. Future retention of these patients and their related prescriptions is uncertain, although we have retained a high percentage of them thus far. The increase in gross margin was mainly due to recent generic introductions and a lower LIFO charge, partially offset by lower pharmacy reimbursement rates. The increase in SG&A was mainly due to increased salaries, benefits and advertising costs, partially offset by the favorable settlement related to payment card interchange fee litigation.

        Net loss for the thirty-nine week period ended December 1, 2012 was $5.0 million compared to the net loss of $207.3 million for the thirty-nine week period ended November 26, 2011. The improvement in operating results was driven primarily by higher gross margin, lower lease termination and impairment charges, and higher gains on sale of assets, partially offset by higher SG&A expenses. Revenues were lower due to the continued impact of recent generic introductions, reimbursement rate reductions and store closures, partially offset by higher front-end same store sales. The increase in gross margin was mainly due to recent generic introductions, partially offset by lower pharmacy reimbursement rates. The increase in SG&A was mainly due to the reversal of the tax indemnification asset, litigation charges and increased salaries, partially offset by the favorable settlement related to payment card interchange fee litigation.

        In late October 2012, Superstorm Sandy ("Storm") impacted the Mid-Atlantic and Northeastern United States, causing extensive property damage and power outages. We had 790 stores initially impacted by the Storm. The majority of the impacted stores were reopened within 72 hours and all but nine stores were reopened within a week. We sustained property losses, incurred extra expenses and realized some modest business interruption which will be covered by insurance. The Storm did not have a material impact on the thirteen weeks ended December 1, 2012 and will not have a material impact on our full year results.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands)
Revenues	$6,237,847	$6,312,584	$18,937,018	$18,974,468
Revenue (decline) growth	(1.2)%	1.8%	(0.2)%	1.2%
Same store sales (decline) growth	(1.5)%	2.0%	0.3%	1.6%
Pharmacy sales (decline) growth	(3.2)%	2.3%	(1.1)%	1.4%
Same store prescription count increase	3.6%	0.5%	3.5%	0.4%
Same store pharmacy sales (decline) growth	(2.7)%	2.9%	(0.4)%	1.9%
Pharmacy sales as a % of total sales	67.8%	68.7%	67.9%	68.4%
Third party sales as a % of total pharmacy sales	96.5%	96.4%	96.6%	96.4%
Front-end sales growth	0.7%	0.6%	1.2%	0.6%
Same store front-end sales growth	1.1%	0.0%	1.7%	0.8%
Front-end sales as a % of total sales	32.2%	31.3%	32.1%	31.6%
Store data:
Total stores (beginning of period)	4,643	4,697	4,667	4,714
New stores	—	—	—	—
Closed stores	(10)	(18)	(34)	(35)

Total stores (end of period)	4,633	4,679	4,633	4,679

Relocated stores	3	2	9	13
Remodeled stores	114	119	404	157

  Revenues

        Revenues declined 1.2% for the thirteen weeks ended December 1, 2012 compared to an increase of 1.8% for the thirteen weeks ended November 26, 2011. The decrease in revenues for the thirteen week period ended December 1, 2012 was driven primarily by recent generic introductions which have a substantially lower selling price than their brand counterparts but higher gross profit. Revenues also declined due to continued reimbursement rate pressures and store closures, partially offset by increases in same store prescription count and front-end sales. The increase in same store prescription count was driven by incremental prescriptions from the Walgreens / Express Scripts dispute, the positive impact of our wellness+ loyalty program, and other initiatives to increase sales and prescriptions including our immunization program. At the end of the period, we operated 46 fewer stores than at the end of the same period last year.

        Revenues decreased 0.2% for the thirty-nine week period ended December 1, 2012, compared to an increase of 1.2% for the thirty-nine week period ended November 26, 2011. The revenue decline for the thirty-nine week period ended December 1, 2012 was driven primarily by recent generic introductions, lower pharmacy reimbursement rates and by operating 46 fewer stores, partially offset by increases in same store prescription count and front-end sales as noted above.

        Pharmacy same store sales decreased 2.7% for the thirteen week period ended December 1, 2012. The decrease in same store sales was primarily due to an approximate 9.2% negative impact from generic introductions. Also contributing to the decrease were continued lower reimbursement rates from pharmacy benefit managers and government payors, partially offset by incremental prescriptions from the Walgreens / Express Scripts dispute and other initiatives to increase prescription count.

Pharmacy same store sales decreased by 0.4% for the thirty-nine week period ended December 1, 2012 due to the same factors as discussed above. We expect recent and future generic introductions and lower reimbursement rates to continue to have a negative impact on our revenues.

        Front-end same store sales increased by 1.1% and 1.7% in the thirteen and thirty-nine week periods ended December 1, 2012, respectively. The increase in same store sales reflects the positive impact of our wellness + loyalty program and other management initiatives to increase sales in the front-end. Active wellness+ members, defined as those who have used their cards at least twice during the last twenty-six weeks, was approximately 25 million as of December 1, 2012. We have continued to rollout our new Wellness store format which has also contributed to our front-end same store sales growth. We have completed 687 Wellness store remodels as of December 1, 2012.

  Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands)
Cost of goods sold	$4,426,526	$4,641,204	$13,666,505	$13,963,208
Gross profit	1,811,321	1,671,380	5,270,513	5,011,260
Gross margin	29.0%	26.5%	27.8%	26.4%
Selling, general and administrative expenses	1,612,198	1,583,098	4,918,433	4,773,086
Selling, general and administrative expenses as a percentage of revenues	25.9%	25.1%	26.0%	25.2%
Lease termination and impairment charges	14,366	11,540	34,292	43,748
Interest expense	128,371	129,927	388,013	391,516

  Cost of Goods Sold

        Gross profit increased $139.9 million and $259.3 million and gross margin increased 2.5% and 1.4% for the thirteen and thirty-nine week periods ended December 1, 2012. Pharmacy gross profit was higher due to increased prescription count, a large portion of which resulted from the Walgreens / Express Scripts dispute, and higher margin relating to recent generic introductions including generic Lipitor, Plavix, Seroquel and Singulair which increased generic penetration, partially offset by continued pressure on pharmacy benefit manager and governmental reimbursement rates. Front-end gross profit was slightly higher due to higher same store sales, partially offset by higher tier discounts from our wellness+ customer loyalty program and other markdowns. Gross profit was also impacted by a lower LIFO charge.

        We use the last-in, first-out ("LIFO") method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. We had no LIFO charge for the thirteen week period and a $27.5 million charge for the thirty-nine week period ended December 1, 2012 compared to LIFO charges of $27.5 million and $67.5 million for the thirteen and thirty-nine week periods ended November 26, 2011, respectively. The lower estimated LIFO charge for this year relates to lower expected inflation rates in both front-end and pharmacy, including the estimated impact of recent generic introductions.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.9% in the thirteen week period ended December 1, 2012 compared to 25.1% in the thirteen week period ended November 26, 2011. The increase in SG&A as a percentage of revenues relative to the prior year is due in part to the continued impact of recent generic introductions and reimbursement rate pressures which has resulted in a lower revenue base to measure our SG&A expenses against. Specific items contributing to the higher SG&A expenses are higher salary costs, higher associate bonus expense and advertising expense, partially offset by the favorable settlement related to payment card interchange fee litigation.

        SG&A as a percentage of revenues was 26.0% in the thirty-nine week period ended December 1, 2012 compared to 25.2% in the thirty-nine week period ended November 26, 2011. The increase in SG&A as a percentage of revenues for the thirty-nine week period is due primarily to the reversal of $60.2 million of tax indemnification asset resulting from our settlement with the Internal Revenue Service associated with a pre-acquisition Brooks Eckerd tax audit, which is completely offset by an income tax benefit as noted below (in Income Taxes), litigation charges relating to the settlement of certain labor related actions, and increased salary and associate bonus expense. These amounts are partially offset by lower depreciation and amortization and lower self insurance due primarily to a prior year reduction in our discount rate and the favorable settlement related to payment card interchange fee litigation.

        We expect to see continued SG&A increases as a percentage of revenues relative to the prior year due to the continued impact of recent generic introductions and reimbursement rate pressures on our pharmacy sales.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-nine Week Period Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Impairment charges	$339	$1,439	$882	$2,829
Lease termination charges	14,027	10,101	33,410	40,919

	$14,366	$11,540	$34,292	$43,748

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

  Interest Expense

        Interest expense was $128.4 million and $388.0 million for the thirteen and thirty-nine week period ended December 1, 2012, respectively, compared to $129.9 million and $391.5 million for the thirteen and thirty-nine week periods ended November 26, 2011. The weighted average interest rates on our indebtedness for the thirty-nine week periods ended December 1, 2012 and November 26, 2011 were 7.4% and 7.3%, respectively.

  Income Taxes

        We recorded an income tax expense of $0.8 million and an income tax expense of $1.0 million for the thirteen week periods and an income tax benefit of $63.8 million and an income tax expense of $0.5 million for the thirty-nine week periods ended December 1, 2012 and November 26, 2011, respectively. The income tax expense or benefit is recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets.

        The income tax expense for the thirteen week period ended December 1, 2012 is primarily attributable to an accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by adjustments to the valuation allowance of $24.7 million.

        The income tax benefit for the thirty-nine week period ended December 1, 2012 is primarily attributable to the recognition of previously unrecognized tax benefits resulting from the appellate settlements of the Brooks Eckerd Internal Revenue Service (IRS) Audit of fiscal years 2004 - 2007 as well as the Commonwealth of Massachusetts Audit of fiscal years 2005 - 2007. The appellate settlement as well as the Commonwealth of Massachusetts Audit amounts are completely offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as these audits were related to pre-acquisition periods. The accrual of federal, state and local taxes for the thirty-nine week period ended December 1, 2012 includes adjustments to the valuation allowance of $18.1 million.

        The income tax expense for the thirteen and thirty-nine week periods ended November 26, 2011 is primarily attributable to an accrual of state and local taxes and adjustments to unrecognized tax benefits including a benefit for discrete items related to the recognition of previously unrecognized tax benefits. The accrual of federal, state and local taxes for the thirteen and thirty-nine week periods ended November 26, 2011 includes adjustments to the valuation allowance of $17.9 million and $73.2 million, respectively.

        In the first and second quarters of fiscal 2013 we reached agreements with the IRS and Commonwealth of Massachusetts Appellate Divisions settling the examinations of the Brooks Eckerd fiscal years 2004 - 2007 and fiscal years 2005 - 2007, respectively. The settlements with the IRS and the Commonwealth of Massachusetts do not impact our net financial position, results of operations or cash flows. Furthermore, the settlements result in the resolution of tax contingencies associated with these tax years which has impacted the effective rate by decreasing tax expense in the first and second quarters by $66.7 million.

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

        Over the next 12 months, we believe that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $41.3 million which would impact the effective tax rate if our tax positions are sustained upon audit or the controlling statute of limitations expires. The potential decrease is primarily contingent upon the lapse of the statute of limitations. The corresponding indemnification asset will reverse concurrently in selling, general and administrative expenses.

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

Liquidity and Capital Resources

  General

        We have three primary sources of liquidity: (i) cash and cash equivalents, (ii) cash provided by operating activities and (iii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of December 1, 2012 was $1,224.3 million, which consisted of revolver borrowing capacity of $1,057.0 million and invested cash of $167.3 million.

  Credit Facility

        Our senior secured credit facility consists of a $1.175 billion revolving credit facility and two term loans. Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 3.25% and LIBOR plus 3.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 2.25% and Citibank's base rate plus 2.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. We are required to pay fees between 0.50% and 0.75% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on August 19, 2015, provided that such maturity date shall be accelerated to April 18, 2014 in the event that on or prior to April 18, 2014 we do not repay, refinance or otherwise extend the maturity date of our Tranche 2 Term Loan (as defined below) to a date that is at least 90 days after August 19, 2015 and, in the case of a repayment or refinancing, we must have at least $500.0 million of availability under the revolver.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At December 1, 2012, we had no borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $118.0 million, which resulted in additional borrowing capacity of $1,057.0 million.

        The credit facility also includes our $1.039 billion senior secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan matures on June 4, 2014 and currently bears interest at a rate per annum equal to LIBOR plus 1.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 0.75%. We must make mandatory prepayments of the Tranche 2 Term Loan with the proceeds of certain asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 2 Term Loan may also be required.

        On March 3, 2011, we refinanced the Tranche 3 Term Loan with a $330.4 million senior secured term loan (the "Tranche 5 Term Loan"). The Tranche 5 Term Loan matures on March 3, 2018. The Tranche 5 Term Loan bears interest at a rate per annum equal to LIBOR plus 3.25% with a 1.25% LIBOR floor. We must make mandatory prepayments of the Tranche 5 Term Loan with the proceeds of asset dispositions and casualty events (subject to certain limitations), with a portion of any excess cash flow generated by us (as defined in the senior secured credit facility) and with the proceeds of certain issuances of equity and debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 5 Term Loan may also be required.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to September 4, 2014. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond September 4, 2014; however, other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt or other exemptions are not available. The senior secured credit facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The senior secured facility also allows, so long as the senior secured credit facility is not in default, for the repurchase of any debt with a maturity on or before June 4, 2014, for the voluntary repurchase of debt with a maturity after June 4, 2014 and the mandatory repurchase of our 8.5% convertible notes due 2015 if we maintain availability on the revolving credit facility of more than $100.0 million.

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility also has one financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.05 to 1.00. As of December 1, 2012, we were in compliance with this financial covenant.

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

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of December 1, 2012, the amount of additional secured debt that could be incurred under these indentures was approximately $1.149 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test.

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

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $599.2 million and $256.0 million in the thirty-nine week periods ended December 1, 2012 and November 26, 2011, respectively. Operating cash flow was positively impacted by improved operating results, reductions in inventory due to management initiatives and a higher mix of generic inventory which is valued at a lower cost than brand inventory, and reductions of accounts receivable. These sources of cash were partially offset by a decrease in accounts payable.

        Cash used in investing activities was $244.8 million and $154.8 million for the thirty-nine week periods ended December 1, 2012 and November 26, 2011, respectively. Cash used for the purchase of property, plant, equipment including our increased investment in Wellness remodels and prescription files, net of proceeds from the sale of assets were higher compared to the prior year.

        Cash used in financing activities was $253.1 million and $43.8 million for the thirty-nine week periods ended December 1, 2012 and November 26, 2011, respectively. Cash used in financing activities for the thirty-nine weeks ended December 1, 2012 was due to the reduction of borrowings on our revolving credit facility and zero balance cash accounts. Additionally, included in financing activities is the refinancing of our 9.375% senior notes due December 2015 with the proceeds from our 9.25% senior notes due March 2020 as well as the redemption of $54.2 million of our 8.625% senior notes due 2015 that were not repurchased in our tender offer for such notes in February 2012.

  Capital Expenditures

        During the thirteen week period ended December 1, 2012, we spent $110.7 million on capital expenditures, consisting of $54.7 million related to new store construction, store relocation and store remodel projects, $30.3 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $25.7 million related to the purchase of prescription files from other retail pharmacies. We plan on making total capital expenditures of approximately $360.0 million during fiscal 2013, consisting of approximately 56% related to store relocations and remodels and new store construction, 28% related to infrastructure and maintenance requirements and 16% related to prescription file purchases. We expect that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness: (i) limits our ability to obtain additional financing; (ii) limits our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) places us at a competitive disadvantage relative to our competitors with less debt; (iv) renders us more vulnerable to general adverse economic and industry conditions; and (v) requires us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the senior secured credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, including the payment of our $6.0 million senior notes due June 2013 and our $180.3 million senior debentures due August 2013, and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect the restriction on our credit facility, that could result if we fail to meet the fixed charge covenant in our senior secured credit facility, to impact our business in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity, repurchase outstanding indebtedness, or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

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

Adjusted EBITDA and Other Non-GAAP Measures

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes (and any corresponding reduction of tax indemnification asset), interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, stock- based compensation expense, debt modifications and retirements, sale of assets and investments, revenue deferrals related to customer loyalty programs and other items. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance. In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward- looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of Adjusted EBITDA to our net income (loss) for the thirteen and thirty-nine week periods ended December 1, 2012 and November 26, 2011:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands)
Net income (loss)	$61,871	$(51,985)	$(4,982)	$(207,321)
Interest expense	128,371	129,927	388,013	391,516
Income tax expense (benefit)	777	972	(63,818)	533
Reduction of tax indemnification asset(1)	—	—	60,237	—
Depreciation and amortization expense	102,790	107,579	311,160	333,381
LIFO charges	—	27,501	27,502	67,503
Lease termination and impairment charges	14,366	11,540	34,292	43,748
Stock-based compensation expense	4,219	4,089	12,872	11,612
Gain on sale of assets, net	(6,262)	(2,172)	(19,267)	(7,812)
Loss on debt modifications and retirements, net	—	—	17,842	17,510
Closed facility liquidation expense	1,396	1,527	4,263	5,159
Severance costs	—	—	(72)	256
Customer loyalty card program revenue deferral	(11,746)	(5,846)	16,247	22,905
Other	(498)	(1,672)	3,813	(10,420)

Adjusted EBITDA	$295,284	$221,460	$788,102	$668,570

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of December 1, 2012.

Fiscal Year	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value at 12/1/2012
	(dollars in thousands)
Long-term debt, including current portion
Fixed rate	$5,203	$186,346	$—	$64,188	$880,000	$3,555,000	$4,690,737	$4,840,350
Average Interest Rate	1.49%	6.95%	0.00%	8.50%	10.08%	8.69%	8.87%
Variable Rate	$3,562	$14,247	$1,028,761	$3,367	$3,367	$317,373	$1,370,677	$1,361,171
Average Interest Rate	2.56%	2.56%	1.97%	4.5%	4.50%	4.50%	2.57%
Total	$8,765	$200,593	$1,028,761	$67,555	$883,367	$3,872,373	$6,061,414	$6,201,521

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our Tranche 2 Term loan and Tranche 5 Term loan, are all based on LIBOR. However, the interest rate on our Tranche 5 Term loan has a LIBOR floor of 125 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of December 1, 2012, our annual interest expense would change by approximately $10.4 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended March 3, 2012 and in Part II, Item 1 of our subsequent Quarterly Reports on Form 10-Q filed this fiscal year. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

        Since December 2008, we have been named in a series of fifteen (15) currently pending putative collective and class action lawsuits filed in federal and state courts around the country, purportedly on behalf of current and former assistant store managers and co-managers working in the Company's stores at various locations outside California, including Craig et al v. Rite Aid Corporation et al pending in the United States District Court for the Middle District of Pennsylvania (the "Court") and Ibea et al v. Rite Aid Corporation pending in the United States District Court for the Southern District of New York. The lawsuits allege that we failed to pay overtime to salaried assistant store managers and co-managers as purportedly required under the Fair Labor Standards Act ("FLSA") and certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. Notice was issued to over 7,500 current and former assistant store managers and co-managers offering them the opportunity to "opt in" to certain of the FLSA collective actions and about 1,250 have elected to participate in these lawsuits. We have aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. However, in light of the cost and uncertainty involved in these lawsuits, we negotiated an agreement with Plaintiffs' counsel on the key terms of a global settlement. Subsequent to the end of the first quarter, we entered into a settlement agreement with Plaintiffs' counsel to resolve the series of lawsuits. The parties filed a joint motion for preliminary approval of the settlement with the Court which was granted on June 18, 2012. Any final resolution of these matters will be subject to final court approval. The Court held a final approval hearing on December 4, 2012. During the period ended June 2, 2012, the Company recorded legal reserves of $20,900 related to the estimated settlement payments for these matters.

ITEM 1A.    Risk Factors

        In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I, Item 1A, Risk Factors" in our Annual Report on Form 10-K, for the year ended March 3, 2012 which could materially affect our business, financial condition or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Repurchases of Equity Securities.    The table below is a listing of repurchases of Common Stock during the third quarter of fiscal 2013.

Fiscal period:	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
September 2 to September 29, 2012(1)	383	$1.28	—	—

September 30 to October 27, 2012	—	—	—	—

October 28 to December 1, 2012	—	—	—	—

(1)
Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation, dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation, dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated as of February 21, 2007, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.2	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.3
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture dated as of February 21, 2007, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.4
	Indenture, dated as of July 9, 2008, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.375% Senior Secured Notes due 2016	Exhibit 4.23 to Form 10-Q, filed on July 10, 2008
4.5
	Indenture, dated as of June 12, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.750% Senior Secured Notes due 2016	Exhibit 4.1 to Form 8-K, filed on June 16, 2009
4.6
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.7
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.8
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 9.500% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.9	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.500% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.10
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.11
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.12	Indenture, dated as of May 20, 2003, between Rite Aid Corporation, as issuer, and BNY Midwest Trust Company, as trustee, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.12 to Form 10-Q, filed on July 3, 2003
4.13
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. (as successor trustee to BNY Midwest Trust Company) to the Indenture, dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.8 to Form 10-Q, filed on January 9, 2008
4.14
	Second Supplemental Indenture, dated as of June 17, 2008, between Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 20, 2003, between Rite Aid Corporation and BNY Midwest Trust Company, related to the Company's 9.25% Senior Notes due 2013	Exhibit 4.10 to Form 10-Q, filed on July 10, 2008
4.15
	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993

Exhibit Numbers	Description	Incorporation By Reference To
4.16	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027 and 6.875% Notes due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.17	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.18
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank, to the Indenture dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K filed on February 7, 2000
4.19	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.20
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 29, 2008, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
10.1	Fifth Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of June 22, 2010	Filed herewith
10.2	Sixth Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of October 1, 2012*	Filed herewith
11	Statement regarding computation of earnings per share (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at December 1, 2012 and March 3, 2012, (ii) Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended December 1, 2012 and November 26, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine week periods ended December 1, 2012 and November 26, 2011, (iv) Condensed Consolidated Statements of Cash Flow for the thirty-nine week periods ended December 1, 2012 and November 26, 2011, and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail**

*
Confidential portions of this Exhibit were redacted and filed separately with the SEC pursuant to requests for confidential treatment.

**
Furnished, not filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 8, 2013	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: January 8, 2013	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer