Form 10-K
period 2013-03-02
RITE AID CORP
filed 2013-04-23
CIK 84129

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 2, 2013
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "Accelerated Filer" and "Large Accelerated Filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 1, 2012 was approximately $861,991,122. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         As of April 11, 2013 the registrant had outstanding 904,564,621 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 20, 2013 are incorporated by reference into Part III.

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

  •
  our ability to retain the business we have gained as a result of the Walgreens / Express Scripts dispute which was settled in September 2012;

  •
  our ability to hire and retain qualified personnel;

  •
  the continued efforts of private and public third party payors to reduce prescription drug reimbursement and encourage mail order and limit access to payor networks;

  •
  competitive pricing pressures, including aggressive promotional activity from our competitors;

  •
  decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges to our operating statement;

  •
  our ability to manage expenses and our investment in working capital;

  •
  continued consolidation of the drugstore and the pharmacy benefit management industries;

  •
  changes in state or federal legislation or regulations, and the continued impact from the ongoing implementation of the Patient Protection and Affordable Care Act as well as other healthcare reform;

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

 PART I

Item 1.    Business

Overview

        Rite Aid is the third largest retail drugstore chain in the United States based on both revenues and number of stores. As of March 2, 2013, we operated 4,623 stores in 31 states across the country and in the District of Columbia.

        In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2013, prescription drug sales accounted for 67.6% of our total sales. We believe that pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" start to enroll, expanded coverage for uninsured Americans as the result of the Patient Protection and Affordable Care Act and the discovery of new and better drug therapies. We carry a full assortment of front-end products, which accounted for the remaining 32.4% of our total sales in fiscal 2013. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise and numerous other everyday and convenience products. We also offer various photo processing services in virtually all our stores.

        We attempt to distinguish our stores from other national chain drugstores, in part, through our wellness + loyalty program, our Wellness format stores, private brands and our strategic alliance with GNC, a leading retailer of vitamin and mineral supplements. We offer a wide variety of products under our private brands, which are well received by our customers and contributed approximately 18.3% and 17.0% of our front-end sales in the categories where private brand products were offered in fiscal 2013 and fiscal 2012, respectively.

        The overall average size of each store in our chain is approximately 12,600 square feet. The average size of our stores is larger in the western United States. As of March 2, 2013, 61% of our stores were freestanding; 52% of our stores included a drive-thru pharmacy; and 47% included a GNC store within Rite Aid store.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD." We were incorporated in 1968 and are a Delaware corporation.

Industry Trends

        The rate of pharmacy sales growth in the United States has slowed in recent years, driven by a decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays, the loss of individual health insurance with the rise of unemployment and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. However, we expect prescription usage to grow in the coming years due to the aging U.S. population, increased life expectancy, "baby boomers" becoming eligible for the federally funded Medicare prescription program and new drug therapies. Furthermore, we expect that the estimated additional 27 million people who will be covered by health insurance in 2014, as well as the closing of the "donut hole" in Medicare Part D, will have a positive impact on our business. Additionally, recent advances in technology are allowing patients to seek medical advice and receive diagnostic counseling in a virtual environment, shifting certain healthcare services away from the traditional doctor's office into virtual clinics, providing additional opportunities for our retail pharmacy operations to better serve our customers.

        Generic prescription drugs help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals will continue to increase. A significant number of new generics became available during 2012, which contributed to our substantially improved fiscal 2013 results. Generic introductions are expected to slow down for fiscal 2014, with the next significant wave of generic introductions coming in fiscal 2015 as additional popular branded drugs are scheduled to lose patent protection. The gross profit from a generic drug prescription in the retail drugstore industry is generally greater than the gross profit from a brand drug prescription. However, the sale amount can be substantially less.

        The retail drugstore industry is highly competitive and has been experiencing consolidation. We believe that the continued consolidation of the drugstore industry, continued new store openings, increased competition from internet and mail order based providers and aggressive generic pricing programs at competitors such as Wal-Mart and various supermarket chains will further increase competitive pressures in the industry. The pharmacy business has continued to be highly promotional, which contributes to additional competitive pressures.

        The retail drugstore industry relies significantly on third party payors. Third party payors, including the Medicare Part D plans and the state sponsored Medicaid and related managed care Medicaid agencies, at times change the eligibility requirements of participants or reduce certain reimbursement rates. These changes and reductions are expected to continue. When third party payors, including the Medicare Part D program and state sponsored Medicaid agencies, reduce the number of participants and/or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry adversely affected. These possible adverse effects can be partially or entirely offset by lowering our product cost, controlling expenses, dispensing more higher margin generics and dispensing more prescriptions overall.

Strategy

        Our strategy for fiscal 2014 is to continue the transformation of Rite Aid into a neighborhood destination for health and wellness. This strategic objective will not only allow us to better meet the needs of our customers and patients in a rapidly changing healthcare environment, but will also help us to continue the positive financial momentum we have generated over the past several years.

        Financially, our primary goal for fiscal 2014, consistent with fiscal 2013, is to continue growing same stores sales while expanding EBITDA margins, both of which are critical to achieving long-term financial success. By growing same-store sales, we can take full advantage of our recent cost control improvements as well as margin benefits resulting from the wave of new generic medications introduced in fiscal 2013.

        In order to drive our financial performance and sustainable sales growth, we will continue to increase the level of capital investment in our store base through initiatives such as the Wellness store remodel program and prescription file purchases. We will also continue to build upon key initiatives we have introduced in recent years such as our highly successful wellness+ customer loyalty program and expanded pharmacy services, including immunizations. At the same time, we will focus on developing new programs that meet the evolving needs of our customers as we enter a period of rapid change in the U.S. healthcare industry. We expect that these continued investments and our focus on key initiatives will generate long-term value for our shareholders.

        Below are descriptions of our key initiatives:

        wellness+—Since its launch in April of 2010, our free wellness+ program has provided customers and patients with the opportunity to earn significant discounts and wellness rewards in return for being loyal Rite Aid shoppers. Enrolled members earn rewards based on the accumulation of points for certain front-end and prescription purchases. The program has been well received by Rite Aid customers and continues to provide significant value to members earning enough points to reach the Gold, Silver or Bronze tier levels. In addition to tiered discounts and wellness rewards, members receive exclusive sale pricing and the opportunity to earn Plus Up Rewards, which are offers on certain items featured in our weekly circular that provide additional savings during return shopping trips.

        Both participation in the program and wellness+ card usage continue to be strong. As of April 2013, the wellness+ program had over 25 million active members, defined as members who have used their wellness+ card at least twice over the previous 26 weeks. At the end of our fiscal year, wellness+ members accounted for 79% of front-end sales and 68% of prescriptions filled. Members continue to have higher basket sizes than non-members and also have a much higher rate of prescription retention. In addition, our number of Gold and Silver members—Rite Aid's most valuable and satisfied customers—continues to increase. We believe that the wellness+ program has contributed to the improvements in our front-end same store sales and same store prescription count. We plan on making additional incremental investments in wellness+ in fiscal 2014, as we expect more customers to move into the Gold, Silver and Bronze tiers. We also intend to expand wellness + in fiscal 2014 and leverage our spend data through the use of advanced customer analytics.

        Private Brands—In fiscal 2011, we began to roll out our new private brand architecture, which included the consolidation of our private brands into three separate tiers. The initiative included enhanced package designs for our private brand items and the introduction of our price-fighter brand, Simplify. We now have approximately 3,000 private brand items and our private brand penetration has increased from 16% in fiscal 2011 to 18.3% as of the end of fiscal 2013. This rollout has been completed and we now have approximately 3,000 items in these brands. In fiscal 2014, we will continue to aggressively promote our private brands, which offer great value to our customers and strong margins for Rite Aid, through specific promotional programs and the introduction of new seasonal categories.

        Enhanced Digital Offerings—As we continue working hard to improve the customer experience in our 4,600 stores, we're also focused on providing enhanced digital resources that better reflect our brand of health and wellness. As a result, in March we introduced our new and improved riteaid.com website, which provides easier navigation, a more personalized web experience and enhanced e-commerce. We are also releasing quarterly updates for our mobile app and have plans to introduce apps for the iPad and Passbook.

        Wellness Store Remodels—In fiscal 2013, we continued to strengthen Rite Aid as a wellness destination by converting more than 500 stores to our Wellness format, which brought our chain-wide total to nearly 800 by the end of the fiscal year. In addition to improved interior design, expanded clinical pharmacy services and new wellness product offerings, these stores are staffed with our unique Wellness Ambassadors, who serve as a bridge from the front-end of our stores to the pharmacy and provide an added level of customer service. Our customers have responded favorably to this unique store format as front-end sales trends in these stores have been above the chain average.

        Also in fiscal 2013, we introduced the latest iteration of our Wellness store format known as "Genuine Well-being." These stores feature new interior design, additional wellness items and unique merchandising displays that bring technology to our stores so that our customers can make more informed purchase decisions. This latest Wellness store format demonstrates how we are focused on driving innovation in our stores so that we continue meeting the rapidly changing needs of our customers.

        We plan to complete an additional 400 Wellness remodels in Fiscal 2014. We believe these remodels are a cost-effective way to strengthen our store base, grow sales and offer our customers a unique and engaging wellness experience.

        Expanded Healthcare Services—In fiscal 2013, we continued to expand the role of our Rite Aid pharmacists in delivering wellness services that go beyond simply filling prescriptions. A key area of focus has been our immunizations program, which has grown significantly in recent years. In fiscal 2013, pharmacists administered nearly 2.4 million flu shots compared to nearly 1.5 million the previous year, an increase of about 60%. We also increased the number of immunizations we administered for other disease states such as shingles, pneumonia and whooping cough. Continuing to expand the volume and types of immunizations that we can perform will be an area of focus for fiscal 2014.

        We also put greater emphasis on prescription compliance and adherence programs in fiscal 2013, including the roll out of the Rite Care Prescription Advisor. The Rite Care Prescription Advisor gives our pharmacists a tool for initiating one-on-one consultations with patients in order to explain the health benefits of taking medications as prescribed. Other key pharmacy services include our expanded efforts to provide Medication Therapy Management services to patients with complex medication therapies and specialized services to patients with diabetes.

        We are also introducing unique ways for customers and patients to conveniently access the healthcare services they need. In conjunction with Optum Health, we introduced Now Clinic Online Care services in fiscal 2012 to select Rite Aid pharmacies in the greater Detroit area. We have since expanded these clinics to select stores in Baltimore, Boston, Philadelphia and Pittsburgh. These virtual clinics provide patients with real-time online access to qualified medical care, information and resources from nurses and also physicians, who have the ability to diagnose and potentially write prescriptions for our patients.

        We will continue to grow and develop our pharmacy and healthcare-related service offerings to better meet the needs of consumers and strengthen our brand of health and wellness.

        Prescription File Purchases—In fiscal 2013, we increased the amount of capital allocated to the purchase of prescription files to $67.1 million, up from our $35.0 million investment in fiscal 2012. We plan to continue this level of spending on prescription file purchases in fiscal 2014, as they typically deliver a strong return on investment.

        Customer Service—We have put several store operations programs in place to improve the customer service experience, including our chain-wide emphasis on greeting our customers more frequently and assisting them with their purchases. Our emphasis on delivering an outstanding customer experience continues to pay off. According to the American Customer Satisfaction Index, independent and well-respected measure of customer satisfaction, our score increased by three percent this year, and we now hold the top position among the three major drugstore chains. We have also made investments in technology to make it easier for our store associates to perform necessary tasks such as price changes and backroom inventory management. By providing our associates with the ability to execute these tasks more efficiently, we give our store teams more time to focus on providing excellent service to our customers. During fiscal 2013, we increased funds allocated for training our store and field associates and strengthening their customer service skills. We plan to further increase our funding levels for training in fiscal 2014. We believe this additional focus on customer service has and will continue to help us drive our improved overall performance.

        Cost Control—We made significant reductions to our SG&A expense over the past few years through better control of store labor and other costs in the stores, consolidation of our distribution center network, a centralized indirect procurement function for all non-merchandise purchases and through initiatives aimed to simplify our processes in the stores and at our Corporate office. We will continue to focus on controlling costs in fiscal 2014 so that we can maximize the benefits of our sales and customer service initiatives and capital investments.

Products and Services

        Sales of prescription drugs represented approximately 67.6%, 68.1%, and 67.8% of our total sales in fiscal years 2013, 2012 and 2011, respectively. In fiscal years 2013, 2012 and 2011, prescription drug sales were $17.1 billion, $17.7 billion, and $17.0 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We carry a full assortment of non-prescription, or front end products. The types and number of front end products in each store vary, and selections are based on customer needs and preferences and available space. No single front end product category contributed significantly to our sales during fiscal 2013. We also offer photo finishing services in a majority of our stores. Our principal classes of products in fiscal 2013 were the following:

Product Class	Percentage of Sales
Prescription drugs	67.6%
Over-the-counter medications and personal care	9.9%
Health and beauty aids	5.2%
General merchandise and other	17.3%

        We offer a wide variety of products under our private brands, which contributed approximately 18.3% of our front end sales in the categories where private brand products were offered in fiscal 2013. We intend to increase the number of private brand products during fiscal 2014, many of which will be in our price fighter brand, Simplify. We believe that our customers find these products to be of high quality and provide great value.

        We have a strategic alliance with GNC under which we have opened over 2,100 GNC stores within Rite Aid store as of March 2, 2013 and have a contractual commitment to open additional stores by December 2014. We incorporate the GNC store within Rite Aid store concept into many of our new and relocated stores and into many of our Wellness remodels. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

Technology

        All of our stores are integrated into a common information system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, reduces chances of adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. This system can be expanded to accommodate new stores. Our customers may also order prescription refills over the Internet through our recently enhanced website, www.riteaid.com, or over the phone through our telephonic automated refill systems for pick up at a Rite Aid store. We have automated pharmacy dispensing units in high volume stores, which are linked to our pharmacists' computers that fill and label prescription drug orders. The efficiency of these units allows our pharmacists to spend more time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which, together with our sales analysis, drives our automated inventory replenishment process.

        We continue to embrace technology as a way to enhance the customer experience. We completed the development and implementation of our improved mobile app, which is now available for download for both the Android and iPhone platforms. This free app allows our customers to use their smartphones to order refills by scanning their prescription bottle, manage their wellness + account, access the weekly circular to view sale items, order photo prints and locate a nearby Rite Aid store using GPS. We have continued to strengthen our presence on social media sites such as Facebook, Twitter and Pinterest through unique promotions and contests.

Suppliers

        During fiscal 2013, we purchased brand pharmaceuticals and some generic pharmaceuticals, which amounted to approximately 88.7% of the dollar volume of our prescription drugs, from a single wholesaler, McKesson Corporation ("McKesson"), under a contract which runs through March 31, 2016. Under the contract, with limited exceptions, we are required to purchase all of our branded pharmaceutical products from McKesson. If our relationship with McKesson was disrupted, we could temporarily have difficulty filling prescriptions for brand-named drugs until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes, which could negatively affect our business.

        We purchase most of our generic (non-brand name) pharmaceuticals directly from manufacturers which account for approximately 80.0% of our prescription volume. We believe the loss of any one generic supplier would not disrupt our ability to fill generic (non-brand name) prescriptions but could negatively impact our results.

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

Customers and Third Party Payors

        During fiscal 2013, our stores filled approximately 297 million prescriptions and served an average of 2.0 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2013, 96.6% of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2013, the top five third party payors accounted for approximately 71.7% of our pharmacy sales. The largest third party payor represented 35.3% of our pharmacy sales.

        During fiscal 2013, Medicaid and related managed care Medicaid payors sales were approximately 17.4% of our pharmacy sales, of which the largest single Medicaid payor was approximately 1.1% of our pharmacy sales. During fiscal 2013, approximately 30.0% of our pharmacy sales were to customers covered by Medicare Part D.

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

Marketing and Advertising

        In fiscal 2013, marketing and advertising expense was approximately $335.8 million, which was spent primarily on weekly circular advertising. Our marketing and advertising activities centered primarily on the following:

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

Associates

        We believe that our relationships with our associates are good. As of March 2, 2013, we had approximately 89,000 associates: 13% were pharmacists, 43% were part-time and 26% were represented by unions. Associate satisfaction is critical to our success. We have surveyed our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission. We have also instituted an internal group, consisting of managers and staff from all components of our business that is responsible for using feedback from associates throughout the Company to create a better work environment.

        The pharmacist shortage has eased significantly. The increase in the number of graduates from U.S. Schools of Pharmacy is meeting our workforce demand. However, pharmacist employment opportunities still exist in certain areas.

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

        The United States economy is continuing to feel the impact of the economic downturn that began in late 2007, and the future economic environment may not fully recover to levels prior to the downturn. This economic uncertainty has and could further lead to reduced consumer spending for the foreseeable future. If consumer spending decreases or does not grow, we may not be able to sustain the improvement in our same store sales. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. We operate a number of stores in areas that are experiencing a lower recovery than the economy on a national level. A continued softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of March 2, 2013, $6.0 billion of outstanding indebtedness and stockholders' deficit of $2.5 billion. We also had additional borrowing capacity under our $1.795 billion senior secured revolving credit facility of approximately $1,015.0 million, net of outstanding letters of credit of $115.0 million. Our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2013, 2012, 2011, 2010 and 2009 by $14.0 million, $412.4 million, $564.8 million, $498.4 million and $2.6 billion, respectively.

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

        We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2014 and have no significant debt maturities prior to June 2017. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations or otherwise be required to delay our planned activities. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facility are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        As of March 2, 2013, approximately $2.3 billion of our outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate ("LIBOR"). Borrowings under our Tranche 6 Term Loan due February 2020 and our Second Lien facility Tranche 1 Term Loan due August 2020 are subject to a minimum LIBOR floor of 100 basis points. Borrowings under our senior secured revolving credit facility are most sensitive to LIBOR fluctuations because there is no floor. If LIBOR rises, the interest rates on outstanding debt will increase. Therefore an increase in LIBOR would increase our interest payment obligations under those loans and have a negative effect on our cash flow and financial condition. We currently do not maintain hedging contracts that would limit our exposure to variable rates of interest.

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

        The senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our senior secured credit facility has a financial covenant which requires us to maintain a minimum fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of March 2, 2013, we had availability under our revolving credit facility of approximately $1,015.0 million and were in compliance with the senior secured credit facility's financial covenant.

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

Subject to certain limitations, Jean Coutu Group may continue to sell Rite Aid common stock at any time, which could cause our stock price to decrease.

        The shares of Rite Aid common stock that the Jean Coutu Group currently holds are subject to limitations on sale and may only be sold under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act or in accordance with Rule 144 under the Securities Act. For example, from time to time the Jean Coutu Group has announced the sale of shares of our common stock pursuant to Rule 144 under the Securities Act. On April 17, 2013, the Jean Coutu Group announced that it had sold 72,500,000 of its 178,401,162 shares of our common stock pursuant to Rule 144. We have entered into a registration rights agreement with Jean Coutu Group, which will give Jean Coutu Group the right to require us to register all or a portion of its shares at any time (subject to certain exceptions). The sale of a substantial number of our shares by Jean Coutu Group or our other stockholders within a short period of time could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of Rite Aid common stock or acquire other businesses using Rite Aid common stock as consideration.

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

        At March 2, 2013, Jean Coutu Group owned approximately 19.0% of the voting power of Rite Aid. Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) generally has the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The stockholder agreement (the "Stockholder Agreement") that we entered into at the time of the Brooks Eckerd acquisition provides that Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) has the right to designate two members of our board of directors, subject to adjustment for future reductions in its ownership position in us. On April 17, 2013, the Jean Coutu Group announced that it had sold 72,500,000 of its 178,401,162 shares of our common stock and now owns approximately 11.3% of our voting power. As a result of such sale, the Jean Coutu Group was required to cause one of its designees to immediately resign from our board of directors and accordingly Michel Coutu resigned from our board of directors effective April 17, 2013. The Jean Coutu Group will continue to have the right to designate one member of our board of directors, subject to adjustment for future reductions in its ownership position in us. Accordingly, Jean Coutu Group generally is, and is expected to continue to be, able to significantly influence the outcome of all matters that come before our board of directors. As a result of its significant interest in us, Jean

Coutu Group may have the power, subject to applicable law (including the fiduciary duties of the directors designated by Jean Coutu Group), to significantly influence actions that might be favorable to Jean Coutu Group, but not necessarily favorable to our financial condition and results of operations. In addition, the ownership position and governance rights of Jean Coutu Group could discourage a third party from proposing a change of control or other strategic transaction concerning us.

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

        One director on our board of directors is also an officer and director of Jean Coutu Group or its subsidiaries. Service as a director or officer of both Rite Aid and Jean Coutu Group or its other subsidiaries could create conflicts of interest if such person is faced with decisions that could have materially different implications for Rite Aid and for Jean Coutu Group. Apart from the conflicts of interest policy contained in our Code of Ethics and Business Conduct and applicable to our directors, we and Jean Coutu Group have not established any formal procedures for us and Jean Coutu Group to resolve potential or actual conflicts of interest between us. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect our business, financial condition or results of operations.

We are substantially dependent on a single wholesaler of branded pharmaceutical products to sell products to us on satisfactory terms. A disruption in this relationship may have a negative effect on our results of operations, financial condition and cash flow.

        We purchase all of our brand prescription drugs from a single wholesaler, McKesson, pursuant to a supply contract that runs through March 31, 2016. Pharmacy sales represented approximately 67.6% of our total sales during fiscal 2013, and, therefore, our relationship with McKesson is important to us. Any significant disruptions in our relationship with McKesson would make it difficult for us to continue to operate our business until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. There can be no assurance that we would be able to find a replacement wholesaler on a timely basis or that such a wholesaler would be able to fulfill our demands on similar terms, which would have a material adverse effect on our results of operations, financial condition and cash flows. In addition, because McKesson acts as a wholesaler for drugs purchased from ultimate manufacturers worldwide, any disruption in the supply of a given drug could adversely impact McKesson's ability to fulfill our demands, which would have a material adverse effect on our results of operations, financial condition and cash flows.

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

        We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Competition from discount stores has significantly increased during the past few years. Our industry also faces growing competition from companies who import drugs directly from other countries, such as Canada, as well as from large-scale retailers that offer generic drugs at a substantial discount. Some of our competitors have or may merge with or acquire pharmaceutical services companies, pharmacy benefit managers or mail order facilities, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

        Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated or are in the process of consolidating, such as the merger of Express Scripts and Medco Health Solutions, to create larger healthcare enterprises with greater market power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

The availability of pharmacy drugs is subject to governmental regulations.

        The continued conversion of various prescription drugs, including potential conversions of a number of popular medications, to over-the-counter medications may reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy or front end product mix.

Changes in third party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our margins and have a material adverse effect on our business.

        Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid agencies, represented 96.6% of our business in fiscal 2013.

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

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of March 2, 2013, we operated 4,623 retail drugstores. The overall average selling square feet of each store in our chain is approximately 10,000 square feet. The overall average total square feet of each store in our chain is approximately 12,600. The stores in the eastern part of the U.S. average 8,900 selling square feet per store (11,100 average total square feet per store). The stores in the western part of the U.S. average 15,100 selling square feet per store (19,400 average total square feet per store).

        The table below identifies the number of stores by state as of March 2, 2013:

State	Store Count
Alabama	93
California	583
Colorado	20
Connecticut	77
Delaware	42
District of Columbia	7
Georgia	189
Idaho	13
Indiana	10
Kentucky	116
Louisiana	64
Massachusetts	153
Maine	79
Maryland	145
Michigan	279
Mississippi	26
North Carolina	226
Nevada	1
New Hampshire	68
New Jersey	262
New York	620
Ohio	224
Oregon	71
Pennsylvania	540
Rhode Island	43
South Carolina	96
Tennessee	82
Utah	22
Vermont	38
Virginia	192
Washington	138
West Virginia	104

Total	4,623

        Our stores have the following attributes at March 2, 2013:

Attribute	Number	Percentage
Freestanding	2,800	60.6%
Drive through pharmacy	2,400	51.9%
GNC stores within a Rite Aid store	2,186	47.3%

        We lease 4,363 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 260 drugstore facilities are owned.

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

        We also own a 55,800 square foot ice cream manufacturing facility and lease a 32,000 square foot storage facility located in El Monte, California.

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of March 2, 2013, we had 7,864,223 square feet of excess space, 5,179,212 square feet of which was subleased.

Item 3.    Legal Proceedings

        Since December 2008, we have been named in a series of fifteen (15) currently pending putative collective and class action lawsuits filed in federal and state courts around the country, purportedly on behalf of current and former assistant store managers and co-managers working in our stores at various locations outside California, including Craig et al v. Rite Aid Corporation et al pending in the United States District Court for the Middle District of Pennsylvania (the "Court") and Ibea et al v. Rite Aid Corporation pending in the United States District Court for the Southern District of New York. The lawsuits allege that we failed to pay overtime to salaried assistant store managers and co-managers as purportedly required under the Fair Labor Standards Act ("FLSA") and certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. We have aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. However, in light of the cost and uncertainty involved in these lawsuits, in May 2012, we entered into a settlement agreement with Plaintiffs' counsel to resolve the series of lawsuits. The parties filed a joint motion for preliminary approval of the settlement with the Court which was granted on June 18, 2012. A final resolution of these matters was subject to final Court approval. The Court held a final approval hearing on December 4, 2012 and issued an Order approving the settlement on January 7, 2013. The Order was not appealed and is final. Settlement funds to those who chose to participate in the settlement were disbursed on March 13, 2013 concluding the matter.

        We have been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation et al pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in our stores at various locations around the country. The lawsuit alleges that we failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for us as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. The parties have fully briefed the issues of Rule 23 class certification of the New York store manager claims and decertification of the nationwide collective action claims and are awaiting a ruling from the Court. At this time, we are not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. Our management believes, however, that this lawsuit is without merit and not appropriate for collective or class action treatment and is vigorously defending this lawsuit.

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

        We were served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG and the United States Attorney's Office for the Central District of California. The subpoena requests records related to any gift card inducement programs for customers who transferred prescriptions for drugs or medicines to our pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. We have substantially completed our production of records in response to the subpoena and are unable to predict the timing or outcome of any review by the government of such information.

        We received a subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of hazardous waste. We have responded to the subpoena, are cooperating with California regulators, and continue to review our operations pertaining to the management of hazardous materials. We are in discussions with the California regulators and have recorded an estimated amount to settle these matters.

        We were served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding Rite Aid's Rx Savings Program and the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, we were served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General. We are completing our response to both of the subpoenas and are unable to predict the timing or outcome of any review by the government of such information.

        In addition to the above described matters, we are subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While our management cannot predict the outcome of any of the claims, our management does not believe that the outcome of any of these legal matters will be material to our consolidated financial position. It is possible, however, that our results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies.

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

        Our common stock is listed on the NYSE under the symbol "RAD." On April 11, 2013, we had approximately 23,400 stockholders of record. Quarterly high and low closing stock prices, based on the composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2014 (through April 11, 2013)	First	$2.12	$1.65
2013	First	2.05	1.18
	Second	1.45	1.12
	Third	1.33	1.00
	Fourth	1.70	0.97
2012	First	1.31	0.98
	Second	1.35	0.97
	Third	1.33	0.91
	Fourth	1.67	1.14

        We have not declared or paid any cash dividends on our common stock since the third quarter of fiscal 2000 and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our senior secured credit facility, second priority secured term loan facility and some of the indentures that govern our other outstanding indebtedness restrict our ability to pay dividends.

        We have not sold any unregistered equity securities during the period covered by this report, nor have we repurchased any equity securities, during the period covered by this report.

STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index, (ii) the Russell 2000 Consumer Staples Index, (iii) the Russell 1000 Index, and (iv) the Russell 2000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on March 1, 2008 and reinvestment of dividends).

        For comparison of cumulative total return, we have elected to use the Russell 2000 Consumer Staples Index, consisting of 66 companies, and the Russell 2000 Index. In the past we used the Russell 1000 Consumer Staples Index and the Russell 1000 Index but we feel this is a better comparison of the company to a peer group of similar sized companies. The Russell 2000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 2000 Index consists of the smallest 2000 companies in the Russell 3000 Index and represents the universe of small capitalization stocks from which many active money managers typically select.

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2013

	2009	2010	2011	2012	2013
RITE AID CORP	10.49	56.93	47.94	62.55	62.92
Russell 1000 Index	56.39	87.59	107.68	113.87	129.28
Russell 1000 Consumer Staples Index	75.19	104.65	120.22	139.89	165.28
Russell 2000 Index	57.62	94.46	125.03	123.76	143.17
Russell 2000 Consumer Staples Index	71.47	102.31	120.44	125.83	149.00

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes.

        Selected financial data for the fiscal year 2009 has been adjusted to reflect the operations of our 28 stores in the Las Vegas market area as a discontinued operations as we entered into an agreement to sell the prescription files and terminate the operations of these stores during the fourth quarter of fiscal 2008.

	Fiscal Year Ended
	March 2, 2013 (52 weeks)	March 3, 2012 (53 weeks)	February 26, 2011 (52 weeks)	February 27, 2010 (52 weeks)	February 28, 2009 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$25,392,263	$26,121,222	$25,214,907	$25,669,117	$26,289,268
Costs and expense:
Cost of goods sold	18,073,987	19,327,887	18,522,403	18,845,027	19,253,616
Selling, general and administrative expenses	6,600,765	6,531,411	6,457,833	6,603,372	6,985,367
Goodwill impairment charge	—	—	—	—	1,810,223
Lease termination and impairment charges	70,859	100,053	210,893	208,017	293,743
Interest expense	515,421	529,255	547,581	515,763	477,627
Loss on debt retirements, net	140,502	33,576	44,003	993	39,905
(Gain) loss on sale of assets and investments, net	(16,776)	(8,703)	(22,224)	(24,137)	11,581

Total costs and expenses	25,384,758	26,513,479	25,760,489	26,149,035	28,872,062

Income (loss) before income taxes	7,505	(392,257)	(545,582)	(479,918)	(2,582,794)
Income tax (benefit) expense	(110,600)	(23,686)	9,842	26,758	329,257

Net income (loss) from continuing operations	118,105	(368,571)	(555,424)	(506,676)	(2,912,051)
Loss from discontinued operations, net of gain on disposal and income tax benefit	—	—	—	—	(3,369)

Net income (loss)	$118,105	$(368,571)	$(555,424)	$(506,676)	$(2,915,420)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.12	$(0.43)	$(0.64)	$(0.59)	$(3.49)

Diluted income (loss) per share	$0.12	$(0.43)	$(0.64)	$(0.59)	$(3.49)

Year-End Financial Position:
Working capital	$1,830,777	$1,934,267	$1,991,042	$2,332,976	$2,062,505
Property, plant and equipment, net	1,895,650	1,902,021	2,039,383	2,293,153	2,587,356
Total assets	7,078,719	7,364,291	7,555,850	8,049,911	8,326,540
Total debt	6,033,531	6,328,201	6,219,865	6,370,899	6,011,709
Stockholders' deficit	(2,459,434)	(2,586,756)	(2,211,367)	(1,673,551)	(1,199,652)
Other Data:
Cash flows (used in) provided by:
Operating activities	819,588	266,537	395,849	(325,063)	359,910
Investing activities	(346,305)	(221,169)	(156,677)	(120,486)	(346,358)
Financing activities	(506,116)	25,801	(251,650)	397,108	(17,279)
Capital expenditures	382,980	250,137	186,520	193,630	541,346
Basic weighted average shares	889,562,000	885,819,000	882,947,000	880,843,000	840,812,000
Diluted weighted average shares	907,259,000	885,819,000	882,947,000	880,843,000	840,812,000
Number of retail drugstores	4,623	4,667	4,714	4,780	4,901
Number of associates	89,000	90,000	91,800	97,500	103,000

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net income for fiscal 2013 was $118.1 million or $0.12 per basic and diluted share, compared to net loss for fiscal 2012 of $368.6 million or $0.43 per basic and diluted share and a net loss for fiscal 2011 of $555.4 million or $0.64 per basic and diluted share. The substantial improvement in our operating results is driven primarily by script count growth, the gross profit benefit from introductions of new generics and a current year LIFO credit of $147.9 million as compared to a charge last year, partially offset by higher selling, general and administrative expenses ("SG&A"). Our operating results are described in more detail in the "Results of Operations" section below. Some of the key factors that impacted our results in fiscal 2013, 2012 and 2011 are summarized as follows:

        Sales Trends:    Our revenue decline for fiscal 2013 was 2.8% compared to revenue growth of 3.6% for fiscal 2012 and a revenue decline of 1.8% for fiscal 2011. Fiscal 2013 revenues were negatively impacted by the extra week in fiscal 2012 and recent generic introductions, which have a substantially lower selling price than their brand counterparts, as well as continued reimbursement pressures. These decreases were partially offset by an increase of 3.4% in same store prescription count.

        Gross Profit:    Our gross profit was positively impacted by recent generic introductions, which have a higher gross profit than their brand counterparts, increased same store prescription count and a current year LIFO credit. We record the value of our inventory on the Last-In, First-Out (LIFO) method. We recorded a non-cash LIFO credit of $147.9 million, a non-cash LIFO charge of $188.7 million and a non-cash LIFO charge of $44.9 million in fiscal 2013, 2012 and 2011, respectively. The current year LIFO credit was due to significant generic drug deflation, partially offset by normal inflation on both brand drugs and front end products.

        Selling, General and Administrative Expenses:    Our selling, general and administrative expenses ("SG&A") increased in fiscal 2013 due primarily to the reversal of certain tax indemnification assets partially offset by lower operating costs associated with one less week this year. SG&A expenses as a percentage of revenue was 26.0% in fiscal 2013 compared to 25.0% in fiscal 2012. The increase in SG&A as a percentage of revenues relative to the prior year is due in part to the continued impact of recent generic introductions and reimbursement rate pressures which has resulted in a lower revenue base to measure our SG&A expenses against.

        Lease Termination and Impairment Charges:    We recorded lease terminations and impairment charges of $70.9 million in fiscal 2013 compared to $100.1 million and $210.9 million in fiscal 2012 and 2011, respectively. Our charges have been trending lower due to improved results of operations which reduces our impairment charges and closing fewer stores requiring lease termination charges.

        Debt Refinancing:    During fiscal 2013, we continued to take steps to extend the terms of our debt, reduce interest costs and to obtain more flexibility and we expect to engage in similar efforts in the future. During fiscal 2013, we completed two debt refinancings.

        In February 2013, we increased our senior secured revolving credit facility to $1.795 billion, with an extended maturity of February 2018, and obtained new first and second priority secured term loans of $1.161 billion due 2020 and $470.0 million due 2020, respectively. The proceeds from these new borrowings, along with available cash, were used to refinance $1.370 billion of term loans and $1.060 billion aggregate principal of senior secured notes and debentures. This transaction resulted in a loss on debt retirement of $122.7 million which was recorded in the fourth quarter. This refinancing extends maturities and will reduce annual interest expense by $60.0 million.

        In February 2012, we issued $481.0 million of our 9.25% senior notes due March 2020 and in May 2012, we issued an additional $421.0 million of our 9.25% senior notes due 2020. The proceeds of the notes, together with available cash were used to repurchase and repay the 8.625% senior notes due

2015 and the 9.375% senior notes due 2015, respectively. This transaction resulted in a loss on debt retirement of $17.8 million.

        These transactions are described in more detail in the "Liquidity and Capital Resources" section below.

  Income Tax:

        Net income for fiscal 2013 included income tax benefit of $110.6 million, compared to income tax benefit of $23.7 million for fiscal 2012 and income tax expense of $9.8 million for fiscal 2011. During fiscal 2013 we reached agreements with the Internal Revenue Service ("IRS") and Commonwealth of Massachusetts Appellate Divisions settling the examinations of the Brooks Eckerd fiscal years 2004 - 2007 and fiscal years 2005 - 2007, respectively. The settlements with the IRS and the Commonwealth of Massachusetts did not impact our net financial position, results of operations or cash flows.

        The benefit recognized in fiscal 2013 was primarily comprised of recognition of previously unrecognized tax benefits resulting from the appellate settlements discussed above. This amount is offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses. The fiscal 2012 income tax benefit was primarily attributable to the unrecognized tax benefits due to the lapse of statute of limitations and the income tax expense for fiscal 2011 comprised of the accrual of state and local taxes and adjustments to unrecognized tax benefits.

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

Results of Operations

  Revenue and Other Operating Data

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
	(Dollars in thousands)
Revenues	$25,392,263	$26,121,222	$25,214,907
Revenue (decline) growth	(2.8)%	3.6%	(1.8)%
Same store sales (decline) growth	(0.3)%	2.0%	(0.7)%
Pharmacy sales (decline) growth	(1.6)%	1.9%	(1.8)%
Same store prescription count increase (decrease)	3.4%	0.9%	(1.2)%
Same store pharmacy sales (decline) growth	(1.0)%	2.4%	(0.9)%
Pharmacy sales as a % of total sales	67.6%	68.1%	67.8%
Third party sales as a % of total pharmacy sales	96.6%	96.5%	96.2%
Front end sales growth (decline)	0.8%	0.7%	(1.6)%
Same store front end sales growth (decline)	1.4%	1.1%	(0.3)%
Front end sales as a % of total sales	32.4%	31.9%	32.2%
Store data:
Total stores (beginning of period)	4,667	4,714	4,780
New stores	—	—	3
Closed stores	(44)	(47)	(69)
Total stores (end of period)	4,623	4,667	4,714
Remodeled stores	516	279	19
Relocated stores	13	15	28

  Revenues

        Fiscal 2013 compared to Fiscal 2012:    The 2.8% decrease in revenue was due primarily to one less week in fiscal 2013 and a decrease in same store sales. The decrease in same stores sales was driven primarily by recent generic introductions and continued reimbursement rate pressures, partially offset by increased same store prescription count, the positive impact of our wellness + loyalty program, and other management initiatives to increase sales. The increase in same store prescription count was driven in part by the Walgreens / Express Scripts dispute which was settled in September 2012, our immunization program and our wellness + loyalty program. We expect lower reimbursement rates, our cycling of the Express Scripts business and the softening benefit of new generic introductions in fiscal 2014 to continue to have a negative impact on our revenues. Same store sales trends for fiscal 2013 and fiscal 2012 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

        Pharmacy same store sales decreased 1.0%. Pharmacy same store sales were negatively impacted by recent generic drug introductions, which have a substantially lower selling price than their brand counterparts but higher gross profit. Also contributing to the decrease are continued reimbursement rate pressures. These decreases were partially offset by an increase of 3.4% in same store prescription count driven in part by incremental prescriptions gained from the Walgreens / Express Scripts dispute and by our immunization program and wellness + loyalty program.

        Front end same store sales increased 1.4%. The increase in front end same store sales reflects the positive impact of our wellness + loyalty program, incremental sales from our Wellness format stores, and other management initiatives to increase front end sales. Active wellness + members, defined as those who have used their cards at least twice during the last twenty-six weeks, was over 25 million as of March 2, 2013. We have completed 797 Wellness store remodels as of March 2, 2013.

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

        Pharmacy same store sales increased 2.4%. Pharmacy same store sales were positively impacted by an increase of 0.9% in same store prescriptions driven in part by our immunization program, our wellness + loyalty program and inflation on brand drugs. Same store sales were also positively impacted by incremental prescriptions from the Walgreens / Express Scripts dispute and other initiatives to increase prescription count, partially offset by an approximate 1.7% negative impact from new generic introductions and lower reimbursement rates from pharmacy benefit managers and government payors.

        Front end same store sales increased 1.1% from the prior year reflecting the positive impact of our wellness + program and other management initiatives to increase sales in the front end.

Costs and Expenses

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold	$18,073,987	$19,327,887	$18,522,403
Gross profit	7,318,276	6,793,335	6,692,504
Gross margin	28.8%	26.0%	26.5%
Selling, general and administrative expenses	$6,600,765	$6,531,411	$6,457,833
Selling, general and administrative expenses as a percentage of revenues	26.0%	25.0%	25.6%
Lease termination and impairment charges	70,859	100,053	210,893
Interest expense	515,421	529,255	547,581
Loss on debt retirements, net	140,502	33,576	44,003
Gain on sale of assets, net	(16,776)	(8,703)	(22,224)

  Cost of Goods Sold

        Gross profit increased by $524.9 million in fiscal 2013 compared to fiscal 2012. The overall increase in gross profit was due to a LIFO credit resulting from significant generic deflation this year, compared to a LIFO charge in the prior year and an overall increase in pharmacy gross profit, partially offset by a slightly lower front end gross profit. Overall gross margin was 28.8% for fiscal 2013 compared to 26.0% in fiscal 2012.

        Pharmacy gross profit was higher due an increased number of prescriptions driven, in part, from the Walgreens / Express Scripts dispute, higher immunizations and our wellness + loyalty program.

Additionally, pharmacy gross margin improved due to significant recent generic introductions, partially offset by continued reimbursement rate pressure.

        Front end gross profit was slightly lower due to higher tier discounts from our wellness + customer loyalty program and other markdowns, partially offset by increased sales. Front end gross margin was flat to the prior year.

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

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO credit for fiscal 2013 was $147.9 million compared to a LIFO charge of $188.7 million in fiscal 2012 and $44.9 million in fiscal 2011. The LIFO credit for fiscal 2013 was primarily the result of significant generic drug deflation partially offset by normal inflation on brand drugs and front end products. During fiscal 2013, we experienced significant price decreases on the recent high volume generic introductions. During the first few months after new generic drugs are introduced, supplier prices tend to decrease as multiple suppliers enter the market place. The resulting impact was an approximate 42% decline in our generic product price index this year compared to approximately 6% last year. This significant generic deflation was partially offset by our branded product inflation of approximately 12%, resulting in a net deflation rate of approximately 9% in our overall pharmacy product mix in fiscal 2013, resulting in the LIFO credit noted above.

        During fiscal 2012, we experienced significant brand price inflation of approximately 12%. Brand pharmacy prices increased by approximately 2% more than in fiscal 2011. We did not yet experience the significant generic deflation impact described above. As a result, inflation on our overall pharmacy product mix was 5% and we incurred the significant LIFO charge noted above. The charge in fiscal 2012 was higher than fiscal 2011 due to the 2% higher branded product inflation rates.

  Selling, General and Administrative Expenses

        SG&A expenses increased by $69.4 million in fiscal 2013 compared to fiscal 2012 due primarily to the reversal of $91.3 million of tax indemnification asset resulting from our settlement with the IRS and certain states associated with pre-acquisition Brooks Eckerd tax issues, which are offset by an income tax benefit as noted below (in "Income Taxes"), litigation charges relating to the settlement of certain labor related actions and increased associate bonus expense. These amounts are partially offset by lower operating costs associated with one less week this year, lower depreciation and amortization, lower self insurance expense due primarily to the impact of the discount rate change on the prior year expense and the favorable settlement related to payment card interchange fee litigation. SG&A expenses as a percentage of revenue was 26.0% in fiscal 2013 compared to 25.0% in fiscal 2012. The increase in SG&A as a percentage of revenues relative to the prior year is due in part to the continued impact of recent generic introductions and reimbursement rate pressures which has resulted in a lower revenue base to measure our SG&A expenses against.

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

  Lease Termination and Impairment Charges

Impairment Charges:

        We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that an asset group has a carrying value that may not be recoverable. The individual operating store is the lowest level for which cash flows are identifiable. As such, we evaluate individual stores for recoverability of assets. To determine if a store needs to be tested for recoverability, we consider items such as decreases in market prices, changes in the manner in which the store is being used or physical condition, changes in legal factors or business climate, an accumulation of losses significantly in excess of budget, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection of continuing losses, or an expectation that the store will be closed or sold.

        We monitor new and recently relocated stores against operational projections and other strategic factors such as regional economics, new competitive entries and other local market considerations to determine if an impairment evaluation is required. For other stores, we perform a recoverability analysis if they have experienced current-period and historical cash flow losses.

        In performing the recoverability test, we compare the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to our future cash flow projections include expected sales, gross profit, and distribution expenses; expected costs such as payroll, occupancy costs and advertising expenses; and estimates for other significant selling, and general and administrative expenses. Many long-term macro-economic and industry factors are considered, both quantitatively and qualitatively, in our future cash flow assumptions. In addition to current and expected economic conditions such as inflation, interest and unemployment rates that affect customer shopping patterns, we consider that we operate in a highly competitive industry which includes the actions of other national and regional drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Many of our competitors are spending significant capital and promotional dollars in certain geographies to gain market share. We have assumed certain sales growth from our loyalty program and other initiatives to grow sales. Recent Pharmacy Benefit Management consolidation and efforts of third party public and private payors have reduced pharmacy reimbursement rates in recent years. We expect this rate compression, which currently affects over 96% of our pharmacy business, to continue to affect us in the foreseeable future. We operate in a highly regulated industry and must make assumptions related to Federal and State efforts and proposals to affect the pricing and regulations related to prescription drugs, as well as, expected revenues and costs related to the Patient Protection and Affordable Care Act (health care reform).

        Additionally, we take into consideration that certain operating stores are executing specific improvement plans which are monitored quarterly to recoup recent capital investments, such as an acquisition of an independent pharmacy, which we have made to respond to specific competitive or local market conditions, or have specific programs tailored towards a specific geography or market.

        We recorded impairment charges of $24.9 million in fiscal 2013, $52.0 million in fiscal 2012 and $115.1 million in fiscal 2011. Our methodology for recording impairment charges has not changed materially, and has been consistently applied in the periods presented.

        At March 2, 2013, approximately $1.9 billion of our long-lived assets, including intangible assets, were associated with 4,623 active operating stores.

        If an operating store's estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value which is its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset.

        An impairment charge is recorded in the period that the store does not meet its original return on investment and/or has an operating loss for the last two years and its projected cash flows do not exceed its current asset carrying value. The amount of the impairment charge is the entire difference between the current carrying asset value and the estimated fair value of the assets using discounted future cash flows. Most stores are fully impaired in the period that the impairment charge is originally recorded.

        We recorded impairment charges for active stores of $24.0 million in fiscal 2013, $43.4 million in fiscal 2012 and $109.0 million in fiscal 2011.

        We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is made and approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors discussed above, in addition to, the operating store's individual operating results. We currently have no plans to close a significant number of active stores in future periods. In the next fiscal year, we currently expect to close fewer than 50 stores, primarily as a result of lease expirations. We recorded impairment charges for closed facilities of $0.9 million in fiscal 2013, $8.6 million in fiscal 2012 and $6.1 million in fiscal 2011.

        Included in the impairment charges noted above were charges of $0.6 million in fiscal 2013, $5.9 million in fiscal 2012 and $2.4 million in fiscal 2011 for existing owned surplus property. Assets to be disposed of are evaluated quarterly to determine if an additional impairment charge is required. Fair value estimates are provided by independent brokers who operate in the local markets where the assets are located.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2013, 2012 and 2011:

	Year Ended
	March 2, 2013		March 3, 2012		February 26, 2011
	Number	Charge	Number	Charge	Number	Charge
Closed facilities:
Actual and approved store closings	29	$325	55	$2,283	51	$3,278
Actual and approved relocations	—	—	2	499	1	317
Distribution center closings	—	—	—	—	1	94
Existing surplus properties	5	594	12	5,863	17	2,433

Total impairment charges-closed facilities	34	919	69	8,645	70	6,122
Active stores:
Additional current period charges for stores previously impaired in prior periods(1)	469	5,835	591	9,822	584	17,825
Charges for new and relocated stores that did not meet their asset recoverability test in the current period(2)	14	9,190	19	18,926	44	36,015
Charges for the remaining stores that did not meet their asset recoverability test in the current period(3)	47	8,948	53	14,605	167	55,159

Total impairment charges-active stores	530	23,973	663	43,353	795	108,999
Total impairment charges-all locations	564	$24,892	732	$51,998	865	$115,121

Total number of active stores	4,623		4,667		4,714
Stores impaired in prior periods with no current charge	588		428		263
Stores with a current period charge	530		663		795

Total cumulative active stores with impairment charges	1,118		1,091		1,058

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, in each prior period presented, a minority of stores were partially impaired since their fair value supported a reduced net book value. Accordingly, these stores may be further impaired in the current and future periods as a result of changes in their actual or projected cash flows, or changes to their fair value estimates. Also, we make ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 464, 583 and 577 stores for fiscal years 2013, 2012 and 2011 respectively have been fully impaired.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 14, 19 and 43 stores for fiscal years 2013, 2012 and 2011 respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 43, 43 and 141 stores for fiscal years 2013, 2012 and 2011 respectively have been fully impaired.

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

        To the extent that actual future cash flows differ from our projections materially, because of the reasons discussed above, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 100 basis point decrease in our future sales assumptions as of March 2, 2013 would have resulted in an additional fiscal 2013 impairment charge of $13.0 million. A 100 basis point increase in our future sales assumptions as of March 2, 2013 would have reduced the fiscal 2013 impairment charge by $4.0 million. Changes in our discount rate of 50 basis points would not have a material impact on the total impairment recorded in fiscal 2013.

        Lease Termination Charges:    Charges to close a store, which principally consist of continuing lease obligations, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, "Exit or Disposal Cost Obligations." We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. As part of our ongoing business activities, we assess stores and distribution centers for potential closure. Decisions to close or relocate stores or distribution centers in future periods would result in lease termination charges for lease exit costs and liquidation of inventory, as well as impairment of assets at these locations.

        In fiscal 2013, 2012 and 2011, we recorded lease termination charges of $46.0 million, $48.1 million and $95.8 million. These charges related to changes in future assumptions, interest accretion and provisions for 14 stores in fiscal 2013, 23 stores in fiscal 2012, and 52 stores and one distribution center in fiscal 2011.

  Interest Expense

        In fiscal 2013, 2012, and 2011, interest expense was $515.4 million, $529.3 million and $547.6 million, respectively. The reduction in interest expense in fiscal 2013 compared to fiscal 2012 is primarily due to one less week in the current year. The reduction in interest expense in fiscal 2012 compared to fiscal 2011 is primarily due to favorable interest rates resulting from our March 2011 Tranche 3 Term Loan refinancing and the August 2010 refinancing of our Tranche 4 Term Loan partially offset by the impact of the fifty-third week.

        The annual weighted average interest rates on our indebtedness in fiscal 2013, 2012 and 2011 were 7.1%, 7.4% and 7.5%, respectively.

  Income Taxes

        Income tax benefit of $110.6 million, income tax benefit of $23.7 million and income tax expense of $9.8 million, has been recorded for fiscal 2013, 2012 and 2011, respectively. Net Income for fiscal 2013 included income tax benefit of $110.6 million primarily comprised of adjustments to unrecognized tax benefits for the appellate settlements of the Brooks Eckerd IRS Audit for the fiscal years 2004 - 2007 and the Commonwealth of Massachusetts Audit for fiscal years 2005 - 2007 as well as for the lapse of statute of limitations. The appellate settlements as well as the majority of the lapse of statue of limitations is offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as these audits were related to pre-acquisition periods. Additionally, the income tax benefit was recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets.

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

        The fiscal 2012 income tax benefit of $23.7 million was primarily comprised of adjustments to unrecognized tax benefits due to the lapse of statute of limitations. The fiscal 2011 income tax expense of $9.8 million was primarily comprised of an accrual for state and local taxes, adjustments to unrecognized tax benefits and the need for an accrual of additional state taxes resulting from the receipt of a final audit determination. We monitor all available evidence related to our ability to utilize our remaining net deferred tax assets. We maintained a full valuation allowance of $2,224.0 million and $2,317.4 million against remaining net deferred tax assets at fiscal year end 2013 and 2012, respectively.

  Dilutive Equity Issuances

        On March 2, 2013, 904.3 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 138.9 million shares of common stock were issuable related to outstanding stock options, convertible preferred stock and convertible notes.

        On March 2, 2013, our 138.9 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)	Preferred Stock	Convertible Notes	Total
$0.99 and under	12,116	—	—	12,116
$1.00 to $1.99	61,998	—	—	61,998
$2.00 to $2.99	149	—	24,800	24,949
$3.00 to $3.99	629	—	—	629
$4.00 to $4.99	2,910	—	—	2,910
$5.00 to $5.99	1,016	33,109	—	34,125
$6.00 and over	2,182	—	—	2,182

Total issuable shares	81,000	33,109	24,800	138,909

(a)
The exercise of these options would provide cash of $119.8 million.

Liquidity and Capital Resources

General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under the revolving credit facility of our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of March 2, 2013 was $1,031.2 million, which consisted of revolver borrowing capacity of $1,015.0 million and invested cash of $16.2 million.

Credit Facility

        In February 2013, we amended and restated our existing senior secured revolving credit facility, entered into a new $1.161 billion Tranche 6 Term Loan due 2020 under our senior secured credit facility and entered into a new $470.0 million Tranche 1 Term Loan due 2020 under our new second priority secured term loan facility. A portion of the proceeds from these transactions were used to refinance our $1.038 billion Tranche 2 Term Loan due 2014 and our $331.7 million Tranche 5 Term Loan due 2018.

        As amended and restated, our senior secured credit facility consists of a $1.795 billion revolving credit facility and a $1.161 billion Tranche 6 Term Loan. Borrowings under the revolving credit facility bear interest from February 21, 2013 through May 31, 2013 at a rate per annum of LIBOR plus 2.50%, if we choose to make LIBOR borrowings, or Citibank's base rate plus 1.50%, and thereafter at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. We are required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018, provided that such maturity date shall be accelerated to ninety-one days prior to the maturity of our 7.5% senior secured notes due 2017, in the event that we do not repay or refinance such notes on or prior to such date, or ninety-one days prior to the maturity of our 9.5% senior notes due 2017, in the event that we do not repay or refinance such notes on or prior to such date.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 2, 2013, we had $665.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $115.0 million, which resulted in additional borrowing capacity of $1,015.0 million.

        The credit facility also includes our $1.161 billion senior secured term loan (the "Tranche 6 Term Loan"). The Tranche 6 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 3.00% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. We must make mandatory prepayments of the Tranche 6 Term Loan with the proceeds of certain asset dispositions and casualty events (subject to certain limitations), and with the proceeds of certain issuances of debt (subject to certain exceptions); provided that no such prepayment shall be required to be made with respect to excess cash flow for the fiscal year ended March 2, 2013. If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 6 Term Loan may also be required.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to May 21, 2020. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020; however, other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt or other exemptions are not available. The senior secured credit facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The senior secured facility also allows, so long as the senior secured credit facility is not in default and we maintain availability on the revolving credit facility of more than $100.0 million, for the voluntary repurchase of any debt and the mandatory repurchase of our 8.5% convertible notes due 2015.

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility also has one financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of March 2, 2013, we were in compliance with this financial covenant.

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

        On February 21, 2013, we executed a credit agreement governing a new second priority secured term loan facility, which includes our second priority secured term loan (the "Tranche 1 Term Loan"). The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 3.75%.

        The second priority secured term loan facility and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of March 2, 2013, the amount of additional secured debt that could be incurred under the second priority secured term loan facility and these indentures was approximately $1.1 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of March 2, 2013, we had the ability to issue additional unsecured debt under the second lien credit facility and other indentures.

Other 2013 Transactions

        In February 2013, we used a portion of the proceeds from the Tranche 6 Term Loan, the proceeds from our Tranche 1 Second Lien Term Loan, borrowings under our revolving credit facility and available cash to repurchase and repay all of our outstanding $410.0 million aggregate principal of 9.750% senior secured notes due 2016, $470.0 million aggregate principal of 10.375% senior secured notes due 2016 and $180.3 million aggregate principal amount of 6.875% senior debentures due 2013. In February 2013, $257.3 million aggregate principal amount of the 9.750% notes, $402.0 million aggregate principal amount of the 10.375% notes and $119.1 million aggregate principal amount of the 6.875% debentures, respectively, were tendered and repurchased by us. We redeemed the remaining 9.750% notes and 10.375% notes for $171.4 million and $72.9 million, respectively, which included the call premium and interest through the redemption date. Additionally, we discharged the remaining 6.875% debentures for $63.4 million, which included interest through maturity. These 9.750% notes, 10.375% notes and 6.875% debentures were satisfied and discharged as of February 21, 2013.

        In February 2013, we also used available cash to redeem our $6.0 million aggregate principal amount of 9.25% senior notes due 2013 at par for $6.1 million, which included interest through the redemption date.

        In connection with the above transactions, we recorded a loss on debt retirement of $122.7 million during the fourth quarter of fiscal 2013 due to the incurrence of tender and call premiums and interest to maturity of $62.9 million, unamortized original issuance discount of $24.3 million and unamortized debt issue costs of $35.5 million.

        In February 2012, we issued $481.0 million of our 9.25% senior notes due March 2020 and in May 2012, we issued an additional $421.0 million of our 9.25% senior notes due 2020. The proceeds of the notes, together with available cash, were used to repurchase and repay the 8.625% senior notes due 2015 and the 9.375% senior notes due 2015, respectively. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured unsubordinated basis, by all of our subsidiaries that guarantee our obligations under our senior secured credit facility, our second priority secured term loan facility and our outstanding 8.00% senior secured notes due 2020, 7.5% senior secured notes due 2017, 10.25% senior secured notes due 2019 and 9.5% senior notes due 2017.

        In May 2012, $296.3 million aggregate principal amount of the outstanding 9.375% notes were tendered and repurchased by us. We redeemed the remaining 9.375% notes in June 2012 for $108.7 million, which included the call premium and interest through the redemption date. The refinancing resulted in an aggregate loss on debt retirement of $17.8 million.

2012 Transactions

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

        During August 2011, we repurchased $41.0 million of our 8.625% notes, $5.0 million of our 9.375% notes and $4.5 million of our 6.875% debentures. These repurchases resulted in a gain for the period of $5.0 million.

2011 Transactions

        In August 2010, we issued $650.0 million of our 8.00% senior secured notes due August 2020. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility. The indenture that governs the 8.00% notes contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders in the mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on our ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

        In July 2010, we repurchased $93.8 million of our $158.0 million outstanding 8.5% convertible notes. The remaining 8.5% convertible notes require us to maintain a listing on the NYSE or certain other exchanges. In the event of a NYSE delisting, holders of these notes could require us to repurchase them, which we have the ability to do under the terms of our senior secured credit facility. We are currently in compliance with all NYSE listing rules.

        As of March 2, 2013, we had no material off balance sheet arrangements, other than operating leases included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of March 2, 2013, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$381,910	$1,484,081	$1,978,876	$4,772,642	$8,617,509
Capital lease obligations(2)	32,992	43,002	33,249	45,949	155,192
Operating leases(3)	997,548	1,864,407	1,589,800	3,820,698	8,272,453
Open purchase orders	406,642	—	—	—	406,642
Redeemable preferred stock(4)	—	—	—	21,300	21,300
Other, primarily self insurance and retirement plan obligations(5)	105,907	126,173	33,711	72,784	338,575
Minimum purchase commitments(6)	159,679	295,333	259,746	258,043	972,801

Total contractual cash obligations	$2,084,678	$3,812,996	$3,895,382	$8,991,416	$18,784,472

Commitments
Lease guarantees(7)	$26,703	$51,641	$42,181	$33,806	$154,331
Outstanding letters of credit	99,695	15,275	—	—	114,970

Total commitments	$2,211,076	$3,879,912	$3,937,563	$9,025,222	$19,053,773

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of March 2, 2013.

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

(7)
Represents lease guarantee obligations for 120 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.

        Obligations for income tax uncertainties pursuant to ASC 740, "Income Taxes" of approximately $14.7 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $819.6 million in fiscal 2013. Cash flow was positively impacted by net income and a reduction of inventory resulting primarily from recent generic introductions, generic price reductions, management initiatives to reduce inventory levels and fewer open stores, and a reduction of accounts receivable due to the timing of payments from third party payors.

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

        Cash used in investing activities was $346.3 million in fiscal 2013. Cash was used for the purchase of property, plant and equipment and prescriptions files which was partially offset by proceeds from asset dispositions and sale-leaseback transactions.

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

        Cash used in financing activities was $506.1 million in fiscal 2013 and was primarily due to the issuance of our $1,161.0 million Tranche 6 Term Loan due 2020, $470.0 million Tranche 1 Term Loan due 2020 and $426.3 million of our 9.25% Senior Notes due 2020, along with borrowings under our revolving credit facility of $685.0 million. Proceeds from these issuances were used to repay our $1,036.3 million Tranche 2 Term Loan due 2014, $470.0 million of our 10.375% Senior Secured Notes due 2016, $410.0 million of our 9.750% Senior Secured Notes due 2016, our $330.9 million Tranche 5 Term Loan due 2018, $405.0 million of our 9.375% Senior Notes due 2015, $54.2 million of our 8.625% Senior Notes due 2015, 6.0 million of our 9.25% Senior Notes due 2013. We also made scheduled payments of $18.5 million and $9.0 million of our capital lease obligations and our Tranche 2 and Tranche 5 Term Loans, respectively. Additionally, we incurred financing fees for early debt retirement of $75.4 million and cash paid for deferred financing costs of $54.8 million in connection with the above transactions.

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

Capital Expenditures

        During the fifty-two week period ended March 2, 2013, we spent $383.0 million on capital expenditures, consisting of $200.1 million related to new store construction, store relocation and store remodel projects, $115.8 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $67.1 million related to the purchase of prescription files from other retail pharmacies. We plan on making total capital expenditures of approximately $400.0 million during fiscal 2014, consisting of approximately 55% related to store relocations and remodels and new store construction, 29% related to infrastructure and maintenance requirements and 16% related to prescription file purchases. We expect that these capital expenditures will be financed primarily with cash flow from operating activities.

Future Liquidity

        We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the senior secured revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect the restriction on our senior secured credit facility, that could result if we fail to meet the fixed charge covenant in our senior secured credit facility, to impact our business in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. It is our belief that although it is not likely, should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase outstanding indebtedness, or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

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

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Inventory shrink:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations, as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for stores inventoried in the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended March 2, 2013, would have affected pre-tax income by approximately $9.1 million.

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

        If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 100 basis point decrease in our future sales assumptions as of March 2, 2013 would have resulted in an additional fiscal 2013 impairment charge of $13.0 million. A 100 basis point increase in our future sales assumptions as of March 2, 2013 would have reduced the fiscal 2013 impairment charge by $4.0 million. Changes in our discount rate of 50 basis points would not have a material impact on the total impairment recorded in fiscal 2013.

        Revenue recognition for our loyalty program:    We offer a chain wide customer loyalty program, "wellness+". Members participating in our wellness+ loyalty card program earn points on a calendar year basis for eligible front end merchandise purchases and qualifying prescriptions. One point is awarded for each dollar spent towards front end merchandise and 25 points are awarded for each qualifying prescription.

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

        As wellness+ customers accumulate points, we defer the value of the points earned as deferred revenue based on the expected usage. The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, we recognize an allocable portion of the deferred revenue. If the achieved combined Gold, Silver, and Bronze levels differ from the assumptions by 5.0% it would have affected pretax income by $1.3 million. If the assumed spending levels, which are the drivers of future discounts, differ by 5.0% it would have affected pretax income by $1.3 million.

        Self-insurance liabilities:    We expense claims for self-insured workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A 25 basis point difference in the discount rate for the year ended March 2, 2013, would have affected pretax income by approximately $2.3 million.

        Lease termination charges:    We record reserves for closed stores based on future lease commitments, anticipated ancillary occupancy costs and anticipated future subleases of properties. The reserves are calculated at the individual location level and the assumptions are assessed at that level. The reserve for lease exit liabilities is discounted using a credit adjusted risk free interest rate. Reserve estimates and related assumptions are updated on a quarterly basis.

        A substantial amount of our closed stores were closed prior to our adoption of ASC 420, "Exit or Disposal Cost Obligations." Therefore, if interest rates change, reserves may be increased or decreased. In addition, changes in the real estate leasing markets can have an impact on the reserve. As of

March 2, 2013, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $2.3 million for fiscal 2013.

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

Adjusted EBITDA and Other Non-GAAP Measures

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP metrics serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes (and any corresponding reduction of tax indemnification asset), interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, stock- based compensation expense, debt retirements, sale of assets and investments, revenue deferrals related to customer loyalty programs and other items. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance. In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward- looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of Adjusted EBITDA to our net income (loss) for fiscal 2013, 2012 and 2011:

	March 2, 2013 (52 weeks)	March 3, 2012 (53 weeks)	February 26, 2011 (52 weeks)
Net income (loss)	$118,105	$(368,571)	$(555,424)
Interest expense	515,421	529,255	547,581
Income tax (benefit) expense	(110,600)	(23,686)	9,842
Reduction of tax indemnification asset(1)	91,314	—	—
Depreciation and amortization expense	414,111	440,582	505,546
LIFO (credits) charges	(147,882)	188,722	44,905
Lease termination and impairment charges	70,859	100,053	210,893
Stock-based compensation expense	17,717	15,861	17,336
Gain on sale of assets, net	(16,776)	(8,703)	(22,224)
Loss on debt retirements, net	140,502	33,576	44,003
Closed facility liquidation expense	5,272	6,505	9,881
Severance costs	(72)	256	4,883
Customer loyalty card program revenue deferral	26,564	30,856	41,669
Other	3,844	(1,804)	71

Adjusted EBITDA	$1,128,379	$942,902	$858,962

(1)
Note: The income tax benefit from the IRS settlement described in Footnote 5 in the notes to our consolidated financial statements and the corresponding reduction of the tax indemnification asset had no net effect on Adjusted EBITDA.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 2, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at March 2, 2013
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$5,298	$—	$64,188	$500,000	$810,000	$2,245,000	$3,624,486	$3,912,903
Average Interest Rate	1.24%	0.0%	8.50%	7.50%	9.50%	8.67%	8.68%
Variable Rate	$8,708	$11,610	$676,610	$11,610	$11,610	$1,575,852	$2,296,000	$2,275,694
Average Interest Rate	4.00%	4.00%	2.91%	4.00%	4.00%	4.52%	4.04%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our Tranche 6 Term Loan and Tranche 1 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 6 Term Loan and Tranche 1 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of March 2, 2013, our annual interest expense would change by approximately $16.3 million.

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

(b)
Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of March 2, 2013, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)
Changes in Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended March 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of March 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 2, 2013 of the Company and our report dated April 23, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 23, 2013

Item 9B.    Other Information

        None

PART III

        We intend to file with the SEC a definitive proxy statement for our 2013 Annual Meeting of Stockholders, to be held on June 20, 2013, pursuant to Regulation 14A not later than 120 days after March 2, 2013. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation, dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation, dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated as of February 21, 2007, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 99.1 to Form 8-K, filed on February 26, 2007
4.2
	Supplemental Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Trust Company, N.A. to the Indenture dated as of February 21, 2007, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.12 to Form 10-Q, filed on January 9, 2008
4.3
	Second Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture dated as of February 21, 2007, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 7.5% Senior Secured Notes due 2017	Exhibit 4.13 to Form 10-Q, filed on July 10, 2008
4.4
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.5
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.6
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 9.500% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007

Exhibit Numbers	Description	Incorporation By Reference To
4.7	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.500% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.8
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.9
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.10
	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Senior Debentures due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.11
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027 and 6.875% Senior Debentures due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.12	Second Supplemental Indenture, dated as of February 21, 2013, between Rite Aid Corporation and U.S. Bank Trust National Association to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 6.875% Senior Debentures due 2013	Exhibit 4.3 to Form 8-K, filed on February 21, 2013
4.13	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.14
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.15	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.16
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 29, 2008, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007

Exhibit Numbers	Description	Incorporation By Reference To
10.6	2010 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.7	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan*	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.8	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan*	Filed herewith
10.9	2012 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.10	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan*	Filed herewith
10.11	Form of Award Agreement*	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.12	Supplemental Executive Retirement Plan*	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.13	Executive Incentive Plan for Officers of Rite Aid Corporation*	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010*	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.15	Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.3 to Form 10-Q, filed on October 8, 2008
10.16	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.2 to Form 10-Q, filed on October 7, 2010
10.17	Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.8 to Form 10-K, filed on April 17, 2009
10.18	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2010
10.19	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.20	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008*	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.21	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.22	Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of June 26, 2007*	Exhibit 10.1 to Form 10-Q, filed on July 12, 2007
10.23	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Brian Fiala, dated as of December 18, 2008*	Exhibit 10.3 to Form 10-Q, filed on January 7, 2009
10.24	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.25	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.6 to Form 10-Q, filed on October 7, 2010
10.26	Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of February 3, 2008*	Exhibit 10.5 to Form 10-Q, filed on January 6, 2010
10.27	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of September 23, 2009*	Exhibit 10.6 to Form 10-Q, filed on January 6, 2010
10.28	Amended and Restated Employment Agreement, dated as of July 11, 2011, between Rite Aid Corporation and Robert K. Thompson*	Exhibit 10.2 to Form 10-Q, filed on October 5, 2011
10.29	Amended and Restated Employment Agreement, dated as of June 23, 2011, between Rite Aid Corporation and Enio A. Montini, Jr.*	Exhibit 10.1 to Form 10-Q, filed on October 5, 2011
10.30	Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 22, 2003**	Exhibit 10.25 to Form 10-K, filed on April 29, 2008
10.31	First Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 8, 2007**	Exhibit 10.26 to Form 10-K, filed on April 29, 2008
10.32	Second Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of November 7, 2008**	Exhibit 10.1 to Form 10-Q, filed on January 7, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.33	Third Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 1, 2009**	Exhibit 10.30 to Form 10-K, filed on April 17, 2009
10.34	Fourth Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of December 10, 2009**	Exhibit 10.4 to Form 10-Q, filed on January 6, 2010
10.35	Fifth Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of June 22, 2010	Exhibit 10.1 to Form 10-Q, filed on January 8, 2013
10.36	Sixth Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of October 1, 2012**	Exhibit 10.2 to Form 10-Q, filed on January 8, 2013
10.37	Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of January 1, 2003	Exhibit 10.27 to Form 10-K, filed on April 29, 2008
10.38	Fourth Amendment to Management Services Agreement by and between Rite Aid Corporation and Leonard Green & Partners, L.P., dated as of February 12, 2007	Exhibit 10.28 to Form 10-K, filed on April 29, 2008
10.39
	Amended and Restated Credit Agreement, dated as of June 27, 2001, as amended and restated on February 21, 2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on February 21, 2013
10.40	Credit Agreement, dated as of February 21, 2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.2 to Form 8-K, filed on February 21, 2013

Exhibit Numbers	Description	Incorporation By Reference To
10.41	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.42	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009
10.43	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009
10.44
	Amended and Restated Senior Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Exhibit 4.27 to Form 10-K, filed on April 29, 2008
10.45
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.36 to Form 10-K, filed on April 17, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.46	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Exhibit 4.37 to Form 10-K, filed on April 17, 2009
10.47
	Amended and Restated Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.33 to Form 10-K, filed on April 29, 2008
10.48	Intercreditor Agreement, dated as of February 18, 2009, by and among Citicorp North America, Inc. and Citicorp North America, Inc., and acknowledged and agreed to by Rite Aid Funding II	Exhibit 10.2 to Form 8-K, filed on February 20, 2009
10.49
	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
11	Statement regarding computation of earnings per share (See Note 2 to the condensed consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 2, 2013 and March 3, 2012, (ii) Consolidated Statements of Operations for the fiscal years ended March 2, 2013, March 3, 2012, and February 26, 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 2, 2013, March 3, 2012, and February 26, 2011, (iv) Consolidated Statements of Stockholders' Deficit for the fiscal years ended March 2, 2013, March 3, 2012 and February 26, 2011, (v) Consolidated Statements of Cash Flow for the fiscal years ended March 2, 2013, March 3, 2012 and February 26, 2011 and (vi) Notes to Consolidated Financial Statements, tagged in detail.

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
Camp Hill, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of March 2, 2013 and March 3, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the three years in the period ended March 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of March 2, 2013 and March 3, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 23, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 23, 2013

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 2, 2013	March 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$129,452	$162,285
Accounts receivable, net	929,476	1,013,233
Inventories, net	3,154,742	3,138,455
Prepaid expenses and other current assets	195,377	190,613

Total current assets	4,409,047	4,504,586
Property, plant and equipment, net	1,895,650	1,902,021
Other intangibles, net	464,404	528,775
Other assets	309,618	428,909

Total assets	$7,078,719	$7,364,291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$37,311	$79,421
Accounts payable	1,384,644	1,426,391
Accrued salaries, wages and other current liabilities	1,156,315	1,064,507

Total current liabilities	2,578,270	2,570,319
Long-term debt, less current maturities	5,904,370	6,141,773
Lease financing obligations, less current maturities	91,850	107,007
Other noncurrent liabilities	963,663	1,131,948

Total liabilities	9,538,153	9,951,047
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued .007 and ..006	1	1
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,821 and 1,715	182,097	171,569
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 904,268 and 898,687	904,268	898,687
Additional paid-in capital	4,280,831	4,278,988
Accumulated deficit	(7,765,262)	(7,883,367)
Accumulated other comprehensive loss	(61,369)	(52,634)

Total stockholders' deficit	(2,459,434)	(2,586,756)

Total liabilities and stockholders' deficit	$7,078,719	$7,364,291

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
Revenues	$25,392,263	$26,121,222	$25,214,907
Costs and expenses:
Cost of goods sold	18,073,987	19,327,887	18,522,403
Selling, general and administrative expenses	6,600,765	6,531,411	6,457,833
Lease termination and impairment charges	70,859	100,053	210,893
Interest expense	515,421	529,255	547,581
Loss on debt retirements, net	140,502	33,576	44,003
Gain on sale of assets, net	(16,776)	(8,703)	(22,224)

	25,384,758	26,513,479	25,760,489

Income (loss) before income taxes	7,505	(392,257)	(545,582)
Income tax (benefit) expense	(110,600)	(23,686)	9,842

Net income (loss)	$118,105	$(368,571)	$(555,424)

Computation of income (loss) applicable to common stockholders:
Net income (loss)	$118,105	$(368,571)	$(555,424)
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(10,528)	(9,919)	(9,346)

Income (loss) attributable to common stockholders—basic and diluted	$107,475	$(378,592)	$(564,872)

Basic and diluted income (loss) per share	$0.12	$(0.43)	$(0.64)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
Net income (loss)	$118,105	$(368,571)	$(555,424)
Other comprehensive (loss) income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	(8,735)	(22,492)	1,178

Total other comprehensive (loss) income	(8,735)	(22,492)	1,178

Comprehensive income (loss)	$109,370	$(391,063)	$(554,246)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands)

	Preferred Stock—Series G		Preferred Stock—Series H
					Common Stock				Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
BALANCE FEBRUARY 27, 2010	—	$1	1,523	$152,304	887,636	$887,636	$4,277,200	$(6,959,372)	$(31,320)	$(1,673,551)
Net loss								(555,424)		(555,424)
Other comprehensive income:
Changes in Defined Benefit Plans									1,178	1,178

Comprehensive loss										(554,246)
Exchange of restricted shares for taxes					(1,103)	(1,103)	(29)			(1,132)
Issuance of restricted stock					3,905	3,905	(3,905)			—
Cancellation of restricted stock					(385)	(385)	385			—
Amortization of restricted stock balance							6,053			6,053
Stock-based compensation expense							11,283			11,283
Stock options exercised					244	244	(18)			226
Dividends on preferred stock			93	9,346			(9,346)			—

BALANCE FEBRUARY 26, 2011	—	$1	1,616	$161,650	890,297	$890,297	$4,281,623	$(7,514,796)	$(30,142)	$(2,211,367)

Net loss								(368,571)		(368,571)
Other comprehensive income:
Changes in Defined Benefit Plans									(22,492)	(22,492)

Comprehensive loss										(391,063)
Exchange of restricted shares for taxes					(970)	(970)	(132)			(1,102)
Issuance of restricted stock					9,195	9,195	(9,195)			—
Cancellation of restricted stock					(731)	(731)	731			—
Amortization of restricted stock balance							5,406			5,406
Stock-based compensation expense							10,456			10,456
Stock options exercised					896	896	18			914
Dividends on preferred stock			99	9,919			(9,919)			—

BALANCE MARCH 3, 2012		$1	1,715	$171,569	898,687	$898,687	$4,278,988	$(7,883,367)	$(52,634)	$(2,586,756)

Net income								118,105		118,105
Other comprehensive income:
Changes in Defined Benefit Plans									(8,735)	(8,735)

Comprehensive income										109,370
Exchange of restricted shares for taxes					(1,060)	(1,060)	(348)			(1,408)
Issuance of restricted stock					5,450	5,450	(5,450)			—
Cancellation of restricted stock					(360)	(360)	360			—
Amortization of restricted stock balance							6,126			6,126
Stock-based compensation expense							11,588			11,588
Stock options exercised					1,551	1,551	95			1,646
Dividends on preferred stock			106	10,528			(10,528)			—

BALANCE MARCH 2, 2013		$1	1,821	$182,097	904,268	$904,268	$4,280,831	$(7,765,262)	$(61,369)	$(2,459,434)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
OPERATING ACTIVITIES:
Net income (loss)	$118,105	$(368,571)	$(555,424)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	414,111	440,582	505,546
Lease termination and impairment charges	70,859	100,053	210,893
LIFO (credit) charge	(147,882)	188,722	44,905
Gain on sale of assets, net	(16,776)	(8,703)	(22,224)
Stock-based compensation expense	17,717	15,861	17,336
Loss on debt retirements, net	140,502	33,576	44,003
Changes in operating assets and liabilities:
Accounts receivable	82,721	(48,781)	(10,955)
Inventories	130,100	(169,935)	35,111
Accounts payable	(68)	146,302	156,116
Other assets and liabilities, net	10,199	(62,569)	(29,458)

Net cash provided by operating activities	819,588	266,537	395,849

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(315,846)	(215,004)	(162,287)
Intangible assets acquired	(67,134)	(35,133)	(24,233)
Proceeds from sale-leaseback transactions	6,355	6,038	—
Proceeds from dispositions of assets and investments	30,320	22,930	29,843

Net cash used in investing activities	(346,305)	(221,169)	(156,677)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,057,263	822,285	650,000
Net proceeds from (repayments to) revolver	529,000	108,000	(52,000)
Principal payments on long-term debt	(2,920,209)	(848,373)	(779,706)
Change in zero balance cash accounts	(43,659)	(32,838)	(15,657)
Net proceeds from the issuance of common stock	1,646	914	226
Financing fees for early debt redemption	(75,374)	(11,778)	(19,666)
Deferred financing costs paid	(54,783)	(12,409)	(34,847)

Net cash(used in) provided by financing activities	(506,116)	25,801	(251,650)

(Decrease) increase in cash and cash equivalents	(32,833)	71,169	(12,478)
Cash and cash equivalents, beginning of year	162,285	91,116	103,594

Cash and cash equivalents, end of year	$129,452	$162,285	$91,116

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its 100 percent owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 4,623 stores in operation as of March 2, 2013. The Company's drugstores' primary business is pharmacy services. The Company also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

        The Company's operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
Pharmacy sales	$17,083,811	$17,725,645	$17,036,027
Front end sales	8,200,022	8,293,643	8,081,576
Other revenue	108,430	101,934	97,304

	$25,392,263	$26,121,222	$25,214,907

        Sales of prescription drugs represented approximately 67.6%, 68.1%, and 67.8% of the Company's total sales in fiscal years 2013, 2012 and 2011, respectively. The Company's principal classes of products in fiscal 2013 were the following:

Product Class	Percentage of Sales
Prescription drugs	67.6%
Over-the-counter medications and personal care	9.9%
Health and beauty aids	5.2%
General merchandise and other	17.3%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal year ended March 2, 2013 included 52 weeks. The fiscal year ended March 3, 2012 included 53 weeks and the fiscal year ended February 26, 2011 included 52 weeks.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its 100 percent owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and highly liquid investments, which are readily convertible to known amounts of cash and which have original maturities of three months or less when purchased.

  Allowance for Uncollectible Receivables

        Approximately 96.6% of prescription sales are made to customers who are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

  Inventories

        Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out ("LIFO") cost flow assumption for substantially all of its inventories. The Company calculates its inflation index based on internal product mix and utilizes the link-chain LIFO method.

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

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

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

        The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2013, 2012 and 2011, the Company capitalized costs of approximately $5,844, $6,371 and $4,759, respectively.

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

  Deferred Financing Costs

        Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $21,896, $22,049 and $23,797 for fiscal 2013, 2012 and 2011, respectively.

  Revenue Recognition

        For front end sales, the Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented. For third party payor pharmacy sales, revenue is recognized at the time the prescription is filled, which is or approximates when the customer picks up the prescription and is recorded net of an allowance for

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

prescriptions that were filled but will not be picked up by the customer. For all periods presented, there is no material difference between the revenue recognized at the time the prescription is filled and that which would be recognized when the customer picks up the prescription. For cash prescriptions and patient third party payor co-payments, the Company recognizes revenue when the patient picks up the prescription and tenders the cash price or patient third party payor co-payment amount at the point of sale. Prescriptions are generally not returnable.

        The Company offers a chain wide loyalty card program titled wellness +. Members participating in the wellness + loyalty card program earn points on a calendar year basis for eligible front end merchandise purchases and qualifying prescriptions. One point is awarded for each dollar spent towards front end merchandise and 25 points are awarded for each qualifying prescription.

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

  Cost of Goods Sold

        Cost of goods sold includes the following: the cost of inventory sold during the period, including related vendor rebates and allowances, LIFO credit or charges, costs incurred to return merchandise to vendors, inventory shrink, purchasing costs and warehousing costs, which include inbound freight costs from the vendor, distribution payroll and benefit costs, distribution center occupancy costs and depreciation expense and delivery expenses to the stores.

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

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2013, 2012 and 2011 were $335,779, $369,405 and $367,412, respectively.

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

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

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

  Income Taxes

        Deferred income taxes are determined based on the difference between the financial reporting and tax basis of assets and liabilities. Deferred income tax expense (benefit) represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

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

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

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

  Significant Concentrations

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2013, the top five third party payors accounted for approximately 71.7% of the Company's pharmacy sales. The largest third party payor represented 35.3%, 22.9% and 23.8% of pharmacy sales during fiscal 2013, 2012, and 2011, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

        During fiscal 2013, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 17.4% of the Company's pharmacy sales, the largest of which was approximately 1.1% of the Company's pharmacy sales. During fiscal 2013, approximately 30.0% of the Company's pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        During fiscal 2013, the Company purchased brand pharmaceuticals and some generic pharmaceuticals which amounted to approximately 88.7% of the dollar volume of its prescription drugs from a single wholesaler, McKesson Corp. ("McKesson"), under a supply contract expiring March 31, 2016. With limited exceptions, the Company is required to purchase all of its branded pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, the Company could have temporary difficulty filling prescriptions for brand named drugs until a replacement wholesaler agreement was executed, which would negatively impact the business. The Company purchases almost all of its generic (non-brand name) pharmaceuticals directly from manufacturers which account for approximately 80% of its prescription volume. The loss of any one of the generic suppliers would not disrupt the Company's ability to fill generic (non-brand name) prescriptions but could negatively impact the Company's results.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, "Derivatives and Hedging." As of March 2, 2013 and March 3, 2012, the Company had no interest rate swap arrangements or other derivatives.

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

  Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued an amendment related to statements of comprehensive income. This amendment requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income beginning in the first quarter of fiscal 2013. The adoption did not have a material effect on the Company's financial statements. In February 2013, the FASB issued an amendment which adds new disclosure requirements for items classified out of accumulated other comprehensive income. These changes are effective for interim and annual periods beginning after December 15, 2012. The Company will adopt this guidance in the first quarter of fiscal 2014.

        In August 2010, the FASB issued an exposure draft regarding lease accounting that would require an entity to recognize assets and liabilities arising under lease contracts on the balance sheet. On the basis of feedback received from comment letters, roundtables, and outreach sessions, the FASB has made significant changes to the proposals in the original exposure draft and therefore has decided to re-expose the revised exposure draft in the second quarter of calendar 2013. The proposed standard, as currently drafted, will have a material impact on the Company's reported results of operations and financial position.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

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

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
Numerator for income (loss) per share:
Net income (loss)	$118,105	$(368,571)	$(555,424)
Accretion of redeemable preferred stock	(102)	(102)	(102)
Cumulative preferred stock dividends	(10,528)	(9,919)	(9,346)

Income (loss) attributable to common stockholders—basic and diluted	$107,475	$(378,592)	$(564,872)
Denominator:
Basic weighted average shares	889,562	885,819	882,947
Outstanding options and restricted shares, net	17,697	—	—

Diluted weighted average shares	907,259	885,819	882,947

Basic and diluted income (loss) per share	$0.12	$(0.43)	$(0.64)

        Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted income (loss) per share as of March 2, 2013, March 3, 2012 and February 26, 2011:

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
Stock options	10,455	73,798	74,298
Convertible preferred stock	33,109	31,195	29,391
Convertible notes	24,800	24,800	24,800

	68,364	129,793	128,489

        Also excluded from the computation of diluted income (loss) per share as of March 3, 2012 and February 26, 2011 are restricted shares and restricted stock units of 11,506, and 7,078 which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges

  Impairment Charges

        The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that an asset group has a carrying value that may not be recoverable. The individual operating store is the lowest level for which cash flows are identifiable. As such, the Company evaluates individual stores for recoverability of assets. To determine if a store needs to be tested for recoverability, the Company considers items such as decreases in market prices, changes in the manner in which the store is being used or physical condition, changes in legal factors or business climate, an accumulation of losses significantly in excess of budget, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection of continuing losses, or an expectation that the store will be closed or sold.

        The Company monitors new and recently relocated stores against operational projections and other strategic factors such as regional economics, new competitive entries and other local market considerations to determine if an impairment evaluation is required. For other stores, it performs a recoverability analysis if it has experienced current-period and historical cash flow losses.

        In performing the recoverability test, the Company compares the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to its future cash flow projections include expected sales, gross profit, and distribution expenses; expected costs such as payroll, occupancy costs and advertising expenses; and estimates for other significant selling, and general and administrative expenses. Many long-term macro-economic and industry factors are considered, both quantitatively and qualitatively, in the future cash flow assumptions. In addition to current and expected economic conditions such as inflation, interest and unemployment rates that affect customer shopping patterns, the Company considers that it operates in a highly competitive industry which includes the actions of other national and regional drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Many of its competitors are spending significant capital and promotional dollars in certain geographies to gain market share. The Company has assumed certain sales growth from its loyalty program and other initiatives to grow sales. Recent and proposed Pharmacy Benefit Management consolidation and efforts of third party public and private payers have reduced pharmacy reimbursement rates in recent years. The Company expects this rate compression, which currently affects over 96% of its pharmacy business, to continue to affect it in the foreseeable future. The Company operates in a highly regulated industry and must make assumptions related to Federal and State efforts and proposals to affect the pricing and regulations related to prescription drugs, as well as, expected revenues and costs related to the Patient Protection and Affordable Care Act (health care reform).

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

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

        The Company recorded impairment charges of $24,892 in fiscal 2013, $51,998 in fiscal 2012 and $115,121 in fiscal 2011. The Company's methodology for recording impairment charges has not changed materially, and has been consistently applied in the periods presented.

        At March 2, 2013, $1.922 billion of the Company's long-lived assets, including intangible assets, were associated with 4,623 active operating stores.

        If an operating store's estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value which is its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset.

        An impairment charge is recorded in the period that the store does not meet its original return on investment and/or has an operating loss for the last 2 years and its projected cash flows do not exceed its current asset carrying value. The amount of the impairment charge is the entire difference between the current asset carrying value and the estimated fair value of the assets using discounted future cash flows. Most stores are fully impaired in the period that the impairment charge is originally recorded.

        The Company recorded impairment charges for active stores of $23,973 in fiscal 2013, $43,353 in fiscal 2012 and $108,999 in fiscal 2011.

        The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is made and approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors discussed above, in addition to, the active store's individual operating results. The Company currently has no plans to close a significant number of operating stores in future periods. In the next fiscal year, the Company currently expects to close fewer than 50 stores, primarily as a result of lease expirations. The Company recorded impairment charges for closed facilities of $919 in fiscal 2013, $8,645 in fiscal 2012 and $6,122 in fiscal 2011.

        Included in the impairment charges noted above, the Company recorded charges of $594 in fiscal 2013, $5,863 in fiscal 2012 and $2,433 in fiscal 2011 for existing owned surplus property. Assets to be disposed of are evaluated quarterly to determine if an additional impairment charge is required. Fair value estimates are provided by independent brokers who operate in the local markets where the assets are located.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2013, 2012 and 2011:

	Year Ended
	March 2, 2013		March 3, 2012		February 26, 2011
	Number	Charge	Number	Charge	Number	Charge
Closed facilities:
Actual and approved store closings	29	$325	55	$2,283	51	$3,278
Actual and approved relocations	—	—	2	499	1	317
Distribution center closings	—	—	—	—	1	94
Existing surplus properties	5	594	12	5,863	17	2,433

Total impairment charges-closed facilities	34	919	69	8,645	70	6,122
Active stores:
Additional current period charges for stores previously impaired in prior periods(1)	469	5,835	591	9,822	584	17,825
Charges for new and relocated stores that did not meet their asset recoverability test in the current period(2)	14	9,190	19	18,926	44	36,015
Charges for the remaining stores that did not meet their asset recoverability test in the current period(3)	47	8,948	53	14,605	167	55,159

Total impairment charges-active stores	530	23,973	663	43,353	795	108,999
Total impairment charges-all locations	564	$24,892	732	$51,998	865	$115,121

Total number of active stores	4,623		4,667		4,714
Stores impaired in prior periods with no current charge	588		428		263
Stores with a current period charge	530		663		795

Total cumulative active stores with impairment charges	1,118		1,091		1,058

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, in each prior period presented, a minority of stores were partially impaired since their fair value supported a reduced net book value. Accordingly, these stores may be further impaired in the current and future periods as a result of changes in their actual or projected cash flows, or changes to their fair value estimates. Also, the Company makes ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 464, 583 and 577 stores for fiscal years 2013, 2012 and 2011 respectively have been fully impaired.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) that did not meet their recoverability test during the current period. These stores

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

  have not met their original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 14, 19 and 43 stores for fiscal years 2013, 2012 and 2011 respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 43, 43 and 141 stores for fiscal years 2013, 2012 and 2011 respectively have been fully impaired.

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

        Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses as of March 2, 2013 and March 3, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 2, 2013
Long-lived assets held and used	$—	$1,018	$21,739	$22,757	$(24,298)
Long-lived assets held for sale	—	1,842	—	1,842	(594)

Total	$—	$2,860	$21,739	$24,599	$(24,892)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 3, 2012
Long-lived assets held and used	$—	$23,254	$36,485	$59,739	$(50,718)
Long-lived assets held for sale	—	5,407	—	5,407	(1,280)

Total	$—	$28,661	$36,485	$65,146	$(51,998)

  Lease Termination Charges

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

        In fiscal 2013, 2012 and 2011, the Company recorded lease termination charges of $45,967, $48,055 and $95,772. These charges related to changes in future assumptions, interest accretion and provisions for 14 stores in fiscal 2013, 23 stores in fiscal 2012, and 52 stores and one distribution center in fiscal 2011.

        As part of its ongoing business activities, the Company assesses stores and distribution centers for potential closure. Decisions to close or relocate stores or distribution centers in future periods would result in lease termination charges for lease exit costs and liquidation of inventory, as well as

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

impairment of assets at these locations. The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
Balance—beginning of year	$367,864	$405,350	$412,654
Provision for present value of noncancellable lease payments of closed stores	14,440	11,832	51,369
Changes in assumptions about future sublease income, terminations and change in interest rates	9,023	11,305	19,585
Interest accretion	23,246	26,084	26,234
Cash payments, net of sublease income	(90,816)	(86,707)	(104,492)

Balance—end of year	$323,757	$367,864	$405,350

        The Company's revenues and income (loss) before income taxes for fiscal 2013, 2012, and 2011 included results from stores that have been closed or are approved for closure as of March 2, 2013. The revenue, operating expenses, and income (loss) before income taxes of these stores for the periods are presented as follows:

	Year Ended
	March 2, 2013	March 3, 2012	February 26, 2011
Revenues	$99,034	$308,835	$452,799
Operating expenses	112,300	339,784	503,969
Gain from sale of assets	(19,877)	(15,212)	(19,369)
Other expenses	812	(6,202)	7,027
Income (loss) before income taxes	5,799	(9,535)	(38,828)
Included in these stores' income (loss) before income taxes are:
Depreciation and amortization	1,103	4,189	7,219
Inventory liquidation charges	1,039	873	4,897

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

4. Fair Value Measurements

        The Company utilizes the three-level valuation hierarchy as described in Note 3, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

        As of March 2, 2013 and March 3, 2012, the Company did not have any financial assets measured on a recurring basis. Please see Note 3 for fair value measurements of non-financial assets measured on a non-recurring basis.

  Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the credit facility, term loans and term notes are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,918,352 and $6,188,597, respectively, as of March 2, 2013. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $6,201,217 and $6,404,400, respectively, as of March 3, 2012. There were no outstanding derivative financial instruments as of March 2, 2013 and March 3, 2012.

5. Income Taxes

        The provision for income taxes was as follows:

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
Current tax expense (benefit):
Federal	$(6,305)	$0	$(36)
State	7,928	3,654	9,348

	1,623	3,654	9,312
Deferred tax expense (benefit):
Federal	(61,544)	1,729	1,959
State	(50,679)	(29,069)	(1,429)

	(112,223)	(27,340)	530

Total income tax expense (benefit)	$(110,600)	$(23,686)	$9,842

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

5. Income Taxes (Continued)

        A reconciliation of the expected statutory federal tax and the total income tax benefit was as follows:

	Year Ended
	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	February 26, 2011 (52 Weeks)
Expected federal statutory expense at 35%	$2,626	$(137,279)	$(190,956)
Nondeductible expenses	1,897	2,408	1,354
State income taxes, net	39,470	11,492	(18,139)
Increase (decrease) of previously recorded liabilities	(91,881)	(17,771)	647
Recoverable Federal tax due to special 5-year NOL carryback	(6,305)	—	—
Release of Indemnification Asset	37,324	—	—
Indemnification Receipt	587	—	—
Valuation allowance	(94,318)	117,464	216,936

Total income tax expense (benefit)	$(110,600)	$(23,686)	$9,842

        Net Income for fiscal 2013 included income tax benefit of $110,600 primarily comprised of adjustments to unrecognized tax benefits for the appellate settlements of the Brooks Eckerd IRS Audit for the fiscal years 2004 - 2007 and the Commonwealth of Massachusetts Audit for fiscal years 2005 - 2007 as well as for the lapse of statute of limitations. The settlements resulted in the resolution of tax contingencies associated with these tax years which impacted the fiscal 2013 effective rate. Furthermore, the settlements with the IRS and the Commonwealth of Massachusetts do not impact the net financial position, results of operations or cash flows because this amount was offset by the reversal of the tax indemnification asset which was recorded in selling, general and administrative expenses. The income tax benefit was recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets. Additionally, the decrease to the valuation allowance recorded in fiscal 2013 included the impact of IRS adjustments made to tax attributes as well as reductions for the expiration of tax credits. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets.

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

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

5. Income Taxes (Continued)

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at March 2, 2013 and March 3, 2012:

	2013	2012
Deferred tax assets:
Accounts receivable	$62,745	$54,119
Accrued expenses	214,110	252,560
Liability for lease exit costs	142,456	158,454
Pension, retirement and other benefits	219,515	218,197
Long-lived assets	374,101	298,877
Other	2,079	1,994
Credits	62,121	71,716
Net operating losses	1,558,694	1,584,626

Total gross deferred tax assets	2,635,821	2,640,543
Valuation allowance	(2,223,675)	(2,317,425)

Total deferred tax assets	412,146	323,118
Deferred tax liabilities:
Inventory	412,146	323,118

Total gross deferred tax liabilities	412,146	323,118

Net deferred tax assets	$—	$—

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2013	2012	2011
Unrecognized tax benefits	$247,722	$286,952	$300,707
Increases to prior year tax positions	6,305	—	8,872
Decreases to tax positions in prior periods	(196,214)	(11,125)	(16,940)
Increases to current year tax positions	—	—	821
Settlements	(3,655)	—	(2,498)
Lapse of statute of limitations	(24,138)	(28,105)	(4,010)

Unrecognized tax benefits balance	$30,020	$247,722	$286,952

        The amount of the above unrecognized tax benefits at March 2, 2013, March 3, 2012 and February 26, 2011 which would impact the Company's effective tax rate, if recognized, was $14,651, $83,804 and $109,030, respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including the acquisition date of June 4, 2007, related to the Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

5. Income Taxes (Continued)

acquisition. Accordingly, as of March 2, 2013, March 3, 2012 and February 26, 2011, the Company had a corresponding recoverable indemnification asset of $30,710, $156,797 and $158,209 from Jean Coutu Group, included in the "Other Assets" line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        Over the next 12 months, the Company believes that it is reasonably possible that the unrecognized tax positions reflected in the table above could decrease by $13,775, all of which would impact the effective tax rate if its tax positions are sustained upon audit, the controlling statute of limitations expires or the Company agrees to a disallowance.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. Prior to the adoption of ASC 740, "Income Taxes," the Company included interest as income tax expense and penalties as an operating expense. The Company recognized (benefit)/expense for interest and penalties in connection with tax matters of $(43,069), $(2,113) and $8,937 for fiscal years 2013, 2012 and 2011, respectively. As of March 2, 2013 and March 3, 2012 the total amount of accrued income tax-related interest and penalties was $22,197 and $65,266, respectively.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns have been subject to examination by the IRS through fiscal 2008, including the Brooks Eckerd pre-acquisition periods. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return. However, as a result of filing amended returns, the Company has statutes open in some states from fiscal year 2005.

  Net Operating Losses and Tax Credits

        At March 2, 2013, the Company had federal net operating loss (NOL) carryforwards of approximately $3,799,118, the majority of which will expire, if not utilized, between fiscal 2019 and 2022.

        At March 2, 2013, the Company had state NOL carryforwards of approximately $5,015,041, the majority of which will expire between fiscal 2018 and 2026.

        At March 2, 2013, the Company had federal business tax credit carryforwards of $50,080, the majority of which will expire between 2019 and 2021. In addition to these credits, the Company had alternative minimum tax credit carryforwards of $3,221.

  Valuation Allowances

        The valuation allowances as of March 2, 2013 and March 3, 2012 apply to the net deferred tax assets of the Company. The Company maintained a full valuation allowance of $2,223,675 and $2,317,425 against net deferred tax assets at March 2, 2013 and March 3, 2012, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

6. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at March 2, 2013 and March 3, 2012 was $28,271 and $28,832 respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

7. Inventory

        At March 2, 2013 and March 3, 2012, inventories were $915,241 and $1,063,123, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO credit for fiscal year 2013 of $147,882 compared to LIFO charges for fiscal years 2012 and 2011 of $188,722 and $44,905, respectively. During fiscal 2013, 2012 and 2011, a reduction in inventories related to working capital initiatives resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $4,316, $11,004 and $2,647 cost of sales decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

8. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at March 2, 2013 and March 3, 2012:

	2013	2012
Land	$243,413	$249,906
Buildings	753,952	746,568
Leasehold improvements	1,733,607	1,618,042
Equipment	2,079,372	2,020,366
Construction in progress	55,013	57,983

	4,865,357	4,692,865
Accumulated depreciation	(2,969,707)	(2,790,844)

Property, plant and equipment, net	$1,895,650	$1,902,021

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $286,374, $296,792 and $331,928 in fiscal 2013, 2012 and 2011, respectively.

        Included in property, plant and equipment was the carrying amount of assets to be disposed of totaling $14,702 and $2,774 at March 2, 2013 and March 3, 2012, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

9. Other Intangibles

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of March 2, 2013 and March 3, 2012.

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$623,541	$(413,556)	10 years	$614,862	$(374,685)	10 years
Prescription files	1,286,087	(1,031,668)	4 years	1,239,444	(950,846)	5 years

Total	$1,909,628	$(1,445,224)		$1,854,306	$(1,325,531)

        Also included in other non-current liabilities as of March 2, 2013 and March 3, 2012 are unfavorable lease intangibles with a net carrying amount of $70,195 and $82,030, respectively.

        Amortization expense for these intangible assets and liabilities was $127,737, $143,790 and $173,618 for fiscal 2013, 2012 and 2011, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2014—$104,289; 2015—$87,308; 2016—$76,037; 2017—$63,004 and 2018—$25,170.

10. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at March 2, 2013 and March 3, 2012:

	2013	2012
Accrued wages, benefits and other personnel costs	$437,222	$415,539
Accrued sales and other taxes payable	132,767	103,596
Accrued store expense	228,276	200,222
Other	358,050	345,150

	$1,156,315	$1,064,507

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at March 2, 2013 and March 3, 2012:

	2013	2012
Secured Debt:
Senior secured revolving credit facility due August 2015	$—	$136,000
Senior secured revolving credit facility due February 2018 (or December 2016 or March 2017, see Credit Facility below)	665,000	—
Tranche 2 Term Loan due June 2014	—	1,044,433
Tranche 5 Term Loan due March 2018 ($333,367 face value less unamortized discount of $1,488)	—	331,879
Tranche 6 Term Loan due February 2020	1,161,000	—
9.75% senior secured notes (senior lien) due June 2016 ($410,000 face value less unamortized discount of $4,579) (satisfied and discharged on February 21, 2013)	—	405,421
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
10.375% senior secured notes (second lien) due July 2016 ($470,000 face value less unamortized discount of $24,422) (satisfied and discharged on February 21, 2013)	—	445,578
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	—
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,364 and $1,569)	268,636	268,431
Other secured	5,298	5,342

	3,719,934	3,787,084
Guaranteed Unsecured Debt:
8.625% senior notes due March 2015	—	54,156
9.375% senior notes due December 2015 ($405,000 face value less unamortized discount of $2,673)	—	402,327
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $5,529 and $6,830)	804,471	803,170
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $4,759)	906,759	481,000

	1,711,230	1,740,653
Unguaranteed Unsecured Debt:
9.25% senior notes due June 2013	—	6,015
6.875% senior debentures due August 2013 (satisfied and discharged on February 21, 2013)	—	180,277
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	487,188	673,480
Lease financing obligations	115,179	126,984

Total debt	6,033,531	6,328,201
Current maturities of long-term debt and lease financing obligations	(37,311)	(79,421)

Long-term debt and lease financing obligations, less current maturities	$5,996,220	$6,248,780

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

  Credit Facility

        The Company has a senior secured credit facility that consists of a $1,795,000 revolving credit facility and a $1,161,000 senior secured term loan (the "Tranche 6 Term Loan"). Borrowings under the revolving credit facility bear interest from February 21, 2013 through May 31, 2013 at a rate per annum of LIBOR plus 2.50%, if we choose to make LIBOR borrowings, or Citibank's base rate plus 1.50%, and thereafter at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. The Company is required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018, provided that such maturity date shall be accelerated to ninety-one days prior to the maturity of the 7.5% senior secured notes due 2017, in the event that the Company does not repay or refinance such notes on or prior to such date, or ninety-one days prior to the maturity of the 9.5% senior notes due 2017, in the event that the Company does not repay or refinance such notes on or prior to such date. The Tranche 6 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 3.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. The Tranche 6 Term Loan is subject to a 1.00% LIBOR floor per annum.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 2, 2013, the Company had $665,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $114,970, which resulted in additional borrowing capacity of $1,015,030.

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

        The senior credit facility restricts the amount of secured and unsecured debt the Company may have outstanding in addition to borrowings under the senior secured credit facility and existing indebtedness, subject to limitations on the amount of such debt that shall mature or require scheduled payments of principal prior to May 21, 2020. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020. However, the Company's second priority secured term loan facility and the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. The Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under the second priority secured term loan facility and the indentures is generally governed by an interest coverage ratio test.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

        The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of March 2, 2013, the Company was in compliance with this financial covenant. The senior secured credit facility also provides for customary events of default.

        The Company also has a second priority secured term loan facility, which includes a second priority secured term loan (the "Tranche 1 Term Loan"). The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 3.75%. The Tranche 6 Term Loan is subject to a 1.00% LIBOR floor per annum.

        Substantially all of Rite Aid Corporation's 100 percent owned subsidiaries guarantee the obligations under the senior secured credit facility, second priority secured term loan facility, secured guaranteed notes and unsecured guaranteed notes. The senior secured credit facility, second priority secured term loan facility and secured guaranteed notes are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the subsidiary guarantors. The subsidiary guarantees related to the Company's senior secured credit facility, second priority secured term loan facility and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. Also, the Company has no independent assets or operations, and subsidiaries not guaranteeing the credit facility, second priority secured term loan facility and applicable notes are minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented.

Other 2013 Transactions

        In February 2013, the Company used the proceeds from the Tranche 6 Term Loan, the proceeds from its Tranche 1 Term Loan, borrowings under our revolving credit facility and available cash to repurchase and repay all of its outstanding $410,000 aggregate principal of 9.750% senior secured notes due 2016, $470,000 aggregate principal of 10.375% senior secured notes due 2016 and $180,277 aggregate principal amount of 6.875% senior debentures due 2013. In February 2013, $257,261 aggregate principal amount of the 9.750% notes, $401,999 aggregate principal amount of the 10.375% notes and $119,119 aggregate principal amount of the 6.875% debentures, respectively, were tendered and repurchased by the Company. The Company redeemed the remaining 9.750% notes and 10.375% notes for $171,432 and $72,901, respectively, which included the call premium and interest through the redemption date. Additionally, the Company discharged the remaining 6.875% debentures for $63,416, which included interest through maturity. These 9.750% notes, 10.375% notes and 6.875% debentures were satisfied and discharged as of February 21, 2013.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

        In February 2013, the Company also used available cash to redeem $6,015 aggregate principal amount of 9.25% senior notes due 2013 at par for $6,147, which included interest through the redemption date.

        In connection with the above transactions, the Company recorded a loss on debt retirement, including tender and call premium and interest, unamortized debt issue costs and unamortized discount of $122,660.

        In February 2012, the Company issued $481,000 of its 9.25% senior notes due 2020 and in May 2012, the Company issued an additional $421,000 of its 9.25% senior notes due 2020. The proceeds of the notes, together with available cash, were used to repurchase the 8.625% senior notes due 2015 and the 9.375% senior notes due 2015, respectively. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee the Company's obligations under the senior secured credit facility, the second priority secured term loan facility and the outstanding 8.00% senior secured notes due 2020, 7.5% senior secured notes due 2017, 10.25% senior secured notes due 2019 and 9.5% senior notes due 2017.

        In May 2012, the Company completed a tender offer for the 9.375% notes in which $296,269 aggregate principal amount of the outstanding 9.375% notes were tendered and repurchased. In June 2012, the Company redeemed the remaining 9.375% notes for $108,731, which included the call premium and interest through the redemption date. The May 2012 refinancing resulted in an aggregate loss on debt retirement of $17,842.

2012 Transactions

        In February 2012, the Company completed a tender offer for the 8.625% notes in which $404,844 aggregate principal amount of the outstanding 8.625% notes were tendered and repurchased, resulting in an aggregate loss on debt retirement of $16,066, recorded in the fourth quarter of fiscal 2012. In March 2012, the Company redeemed the remaining 8.625% notes for $55,644, which included the call premium and interest through the redemption date.

        During August 2011, the Company repurchased $41,000 of its 8.625% notes, $5,000 of its 9.375% notes and $4,496 of its 6.875% debentures. These repurchases resulted in a gain for the period of $4,924.

2011 Transactions

        In August 2010, the Company issued $650,000 of 8.00% senior secured notes due August 2020. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under these notes are guaranteed, subject to certain limitations, by the same subsidiaries that guarantee the obligations under the senior secured credit facility. These guarantees are shared, on a senior basis, with debt outstanding under the senior secured credit facility. The indenture that governs the 8.00% notes

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

contains covenant provisions that, among other things, allow the holders of the notes to participate along with the term loan holders in the mandatory prepayments resulting from the proceeds of certain asset dispositions (at the option of the noteholder) and include limitations on the Company's ability to pay dividends, make investments or other restricted payments, incur debt, grant liens, sell assets and enter into sale-leaseback transactions.

        In July 2010, the Company repurchased $93,812 of its $158,000 outstanding 8.5% convertible notes. The remaining 8.5% convertible notes require that the Company maintain a listing on the New York Stock Exchange. In the event of a delisting, holders of these notes could require the Company to repurchase them. The Company has the ability to repurchase these notes under its credit agreement.

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 7.1%, 7.4%, and 7.5% for fiscal 2013, 2012, and 2011, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2014—$14,006; 2015—$11,610; 2016—$740,798; 2017—$511,610 and $4,642,462 in 2018 and thereafter.

12. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $8,536, $8,866, and $9,662, was $951,239, $976,892, and $965,665 in fiscal 2013, 2012, and 2011, respectively. These amounts include contingent rentals of $21,026, $22,659 and $23,336 in fiscal 2013, 2012, and 2011, respectively.

        During fiscal 2013, the Company sold two owned operating stores to independent third parties. Net proceeds from the sale were $6,355. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over a minimum lease term of 12 to 20 years. The Company accounted for these leases as operating leases. The transactions resulted in a gain of $1,818 which is included in the gain on sale of assets, net for the fifty-two weeks ended March 2, 2013.

        During fiscal 2012, the Company sold two owned operating stores to independent third parties. Net proceeds from the sale were $6,038. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over a minimum lease term of 7 to 10 years. The Company accounted for these leases as operating leases. The transactions resulted in a loss of $3,896 which is included in the gain on sale of assets, net for the fifty-three weeks ended March 3, 2012.

        During fiscal 2011, the Company had no sale-leaseback transactions.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

12. Leases (Continued)

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 2, 2013 and March 3, 2012 are summarized as follows:

	2013	2012
Land	$6,692	$6,695
Buildings	137,206	142,483
Leasehold improvements	1,691	1,236
Equipment	21,316	19,261
Accumulated depreciation	(103,381)	(100,300)

	$63,524	$69,375

        Following is a summary of lease finance obligations at March 2, 2013 and March 3, 2012:

	2013	2012
Obligations under financing leases	$107,308	$119,108
Sale-leaseback obligations	7,876	7,876
Less current obligation	(23,334)	(19,977)

Long-term lease finance obligations	$91,850	$107,007

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 2, 2013:

Fiscal year	Lease Financing Obligations	Operating Leases
2014	$32,992	$997,548
2015	21,543	959,376
2016	21,459	905,031
2017	19,575	838,639
2018	13,674	751,161
Later years	45,949	3,820,698

Total minimum lease payments	155,192	$8,272,453

Amount representing interest	(40,008)

Present value of minimum lease payments	$115,184

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

13. Redeemable Preferred Stock

        In March 1999 and February 1999, Rite Aid Lease Management Company, a 100 percent owned subsidiary of the Company, issued 63,000 and 150,000 shares of Cumulative Preferred Stock, Class A, par value $100 per share, respectively. The Class A Cumulative Preferred Stock is mandatorily redeemable on April 1, 2019 at a redemption price of $100 per share plus accumulated and unpaid dividends. The Class A Cumulative Preferred Stock pays dividends quarterly at a rate of 7.0% per annum of the par value of $100 per share when, as and if declared by the Board of Directors of Rite Aid Lease Management Company in its sole discretion. The amount of dividends payable in respect of the Class A Cumulative Preferred Stock may be adjusted under certain events. The outstanding shares of the Class A Preferred Stock were recorded at their estimated fair value of $19,253 for the fiscal 2000 issuances, which equaled the sale price on the date of issuance. Because the fair value of the Class A Preferred Stock was less than the mandatory redemption amount at issuance, periodic accretions to expense using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. Accretion was $102 in fiscal 2013, 2012 and 2011. The amount of this instrument is $20,686 and $20,583 and is recorded in Other Non-Current Liabilities as of March 2, 2013 and March 3, 2012, respectively.

14. Capital Stock

        As of March 2, 2013, the authorized capital stock of the Company consists of 1,500,000 shares of common stock and 20,000 shares of preferred stock, each having a par value of $1.00 per share. Preferred stock is issued in series, subject to terms established by the Board of Directors.

        The Company has outstanding Series G and Series H preferred stock. The Series G preferred stock has a liquidation preference of $100 per share and pays quarterly dividends at 7% of liquidation preference. The Series G preferred stock can be redeemed at the Company's election after January 2009. The Company has not elected to redeem the remaining Series G preferred stock as of March 2, 2013.

        The Series H preferred stock pays dividends of 6% of liquidation preference and can be redeemed at the Company's election after January 2010. All dividends can be paid in either cash or in additional shares of preferred stock, at the election of the Company. Any redemptions are at 105% of the liquidation preference of $100 per share, plus accrued and unpaid dividends. The Series H shares are convertible into common stock of the Company, at the holder's option, at a conversion rate of $5.50 per share. The Company has not elected to redeem the Series H preferred stock as of March 2, 2013.

15. Stock Option and Stock Award Plans

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2013, 2012 and 2011 include $17,717, $15,861 and $17,336 of compensation costs related to the Company's stock-based compensation arrangements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

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

        In June 2012, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2012 Omnibus Equity Plan. Under the plan, 28,500 shares of Rite Aid common stock are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the 2012 Omnibus Equity Plan became effective on June 21, 2012.

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 109,764 as of March 2, 2013.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

  Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2013, 2012 and 2011:

	2013	2012	2011
Expected stock price volatility(1)	85%	79%	79%
Expected dividend yield(2)	0.00%	0.00%	0.00%
Risk-free interest rate(3)	0.71%	1.45%	1.92%
Expected option life(4)	5.5 years	5.5 years	5.5 years

(1)
The expected volatility is based on the historical volatility of the stock price over the most recent period equal to expected life of the option.

(2)
The dividend rate that will be paid out on the underlying shares during the expected term of the options. The Company does not currently pay dividends on its common stock, as such, the dividend rate is assumed to be zero percent.

(3)
The risk free interest rate is equal to the rate available on United States Treasury zero-coupon issues as of the grant date of the option with a remaining term equal to the expected term.

(4)
The period of time for which the option is expected to be outstanding. The Company analyzed historical exercise behavior.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

        The weighted average fair value of options granted during fiscal 2013, 2012, and 2011 was $0.91, $0.82, and $0.71, respectively. Following is a summary of stock option transactions for the fiscal years ended March 2, 2013, March 3, 2012, and February 26, 2011:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 27, 2010	76,114	3.08
Granted	17,443	1.07
Exercised	(244)	0.92
Cancelled	(19,015)	3.66

Outstanding at February 26, 2011	74,298	2.47

Granted	23,200	1.19
Exercised	(896)	1.02
Cancelled	(22,804)	4.31

Outstanding at March 3, 2012	73,798	$1.52

Granted	12,020	1.32
Exercised	(1,535)	1.06
Cancelled	(3,283)	2.08

Outstanding at March 2, 2013	81,000	$1.48	6.79	$38,963

Vested or expected to vest at March 2, 2013	72,742	$1.51	6.66	$35,262

Exercisable at March 2, 2013	42,893	$1.71	5.75	$21,534

        As of March 2, 2013, there was $18,202 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.35 years.

        Cash received from stock option exercises for fiscal 2013, 2012, and 2011 was $1,646, $914, and $226 respectively. There was no income tax benefit from stock options for fiscal 2013, 2012 and 2011. The total intrinsic value of stock options exercised for fiscal 2013, 2012, and 2011 was $714, $255, and $81, respectively.

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

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

  Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years. Beginning in fiscal 2011, stock awards granted to non-employee directors vest 80% in year one, 10% in year two and 10% in year three. Unvested shares are forfeited upon termination of employment. Following is a summary of restricted stock transactions for the fiscal years ended March 2, 2013, March 3, 2012, and February 26, 2011:

	Shares	Weighted Average Grant Date Fair Value
Balance at February 27, 2010	5,944	2.26
Granted	4,574	1.07
Vested	(3,055)	3.21
Cancelled	(385)	1.65

Balance at February 26, 2011	7,078	1.12
Granted	8,525	1.23
Vested	(3,366)	1.11
Cancelled	(731)	1.16

Balance at March 3, 2012	11,506	$1.20

Granted	5,450	1.31
Vested	(3,917)	1.18
Cancelled	(362)	1.26

Balance at March 2, 2013	12,677	$1.25

        At March 2, 2013, there was $9,465 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.06 years.

        The total fair value of restricted stock vested during fiscal years 2013, 2012, and 2011 was $4,623, $3,724, and $9,819, respectively.

16. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

compensation. Total expense recognized for the above plans was $56,480 in fiscal 2013, $57,036 in fiscal 2012 and $58,035 in fiscal 2011.

        The Company sponsors a Supplemental Executive Retirement Plan ("SERP") for its officers, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense recognized for the SERP was $7,469 in fiscal 2013, $4,582 in fiscal 2012, and $9,433 in fiscal 2011.

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (The "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $5,583 in fiscal 2013, $14,878 in fiscal 2012, and $13,451 in fiscal 2011.

        The Company also maintains a nonqualified executive retirement plan for certain former employees who, pursuant to their employment agreements, did not participate in the SERP. The Company no longer enrolls new participants into this plan. These participants generally receive an annual benefit payable monthly over fifteen years. This nonqualified defined benefit plan is unfunded.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans and the nonqualified executive retirement plan included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2013	2012	2011	2013	2012	2011
Service cost	$2,908	$2,988	$2,972	$—	$21	$72
Interest cost	6,128	6,501	6,124	616	771	847
Expected return on plan assets	(6,719)	(6,192)	(4,819)	—	—	—
Amortization of unrecognized prior service cost	240	639	861	—	—	—
Amortization of unrecognized net loss (gain)	3,926	2,435	2,114	866	(582)	(926)

Net pension expense(income)	$6,483	$6,371	$7,252	$1,482	$210	$(7)
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$12,901	$24,664	$279	$866	$595	$593
Prior service cost arising during period	—	(275)	—	—	—	—
Amortization of unrecognized prior service costs	(240)	(639)	(861)	—	—	—
Amortization of unrecognized net (loss) gain	(3,926)	(2,435)	(2,114)	(866)	582	925

Net amount recognized in other comprehensive loss	8,735	21,315	(2,696)	—	1,177	1,518

Net amount recognized in pension expense and other comprehensive loss	$15,218	$27,686	$4,556	$1,482	$1,387	$1,511

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of March 2, 2013 and March 3, 2012:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2013	2012	2013	2012
Change in benefit obligations:
Benefit obligation at end of prior year	$142,310	$115,499	$14,509	$14,822
Service cost	2,908	2,988	—	21
Interest cost	6,128	6,501	616	771
Distributions	(6,644)	(6,957)	(1,659)	(1,700)
Change due to change in assumptions	13,979	23,574	756	823
Change due to Plan amendments	—	(275)	—	—
Actuarial (gain) loss	(159)	980	110	(228)

Benefit obligation at end of year	$158,522	$142,310	$14,332	$14,509

Change in plan assets:
Fair value of plan assets at beginning of year	$108,196	$94,195	$—	$—
Employer contributions	5,583	14,878	1,659	1,700
Actual return on plan assets	9,067	7,507	—	—
Distributions (including expenses paid by the plan)	(8,073)	(8,384)	(1,659)	(1,700)

Fair value of plan assets at end of year	$114,773	$108,196	$—	$—

Funded status	$(43,749)	$(34,114)	$(14,331)	$(14,509)

Net amount recognized	$(43,749)	$(34,114)	$(14,331)	$(14,509)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—	$—	$—
Accrued pension liability	(43,749)	(34,114)	(14,331)	(14,509)

Net amount recognized	$(43,749)	$(34,114)	$(14,331)	$(14,509)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(59,143)	$(50,168)	$—	$—
Prior service cost	(547)	(787)	—	—

Amount recognized	$(59,690)	$(50,955)	$—	$—

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2014 are $4,810 and $240, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        The accumulated benefit obligation for the defined benefit pension plan was $158,368 and $142,117 as of March 2, 2013 and March 3, 2012, respectively. The accumulated benefit obligation for the nonqualified executive retirement plan was $14,331 and $14,509 as of March 2, 2013 and March 3, 2012, respectively.

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of March 2, 2013, March 3, 2012, and February 26, 2011 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2013	2012	2011	2013		2012	2011
Discount rate	4.00%	4.50%	5.50%	4.00%		4.50%	5.50%
Rate of increase in future compensation levels	4.50%	5.00%	5.00%	N/A	%	3.00%	3.00%

        Weighted average assumptions used to determine net cost for the fiscal years ended March 2, 2013, March 3, 2012 and February 26, 2011 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2013	2012	2011	2013	2012	2011
Discount rate	4.50%	5.50%	6.00%	4.50%	5.50%	6.00%
Rate of increase in future compensation levels	5.00%	5.00%	5.00%	N/A	3.00%	3.00%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75% long-term rate of return on plan assets assumption for fiscal 2013, 2012 and 2011.

        The Company's pension plan asset allocations at March 2, 2013 and March 3, 2012 by asset category were as follows:

	March 2, 2013	March 3, 2012
Equity securities	60%	60%
Fixed income securities	40%	40%

Total	100%	100%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

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

        The Company expects to contribute $833 to the Defined Benefit Pension Plan and make payments of $1,654 to participants of the Nonqualified Executive Retirement Plan during fiscal 2014.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        The following table sets forth by level within the fair value hierarchy a summary of the plan's investments measured at fair value on a recurring basis as of March 2, 2013 and March 3, 2012:

	Fair Value Measurements at March 2, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$17,199	$—	$17,199
Large Cap	—	35,098	—	35,098
Mid Cap	—	12,562	—	12,562
Small Cap	—	4,236	—	4,236
Fixed Income
Long Term Credit Bond Index	—	45,664	—	45,664
Other types of investments
Short Term Investments	—	14	—	14

Total	$—	$114,773	$—	$114,773

	Fair Value Measurements at March 3, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$16,265	$—	$16,265
Large Cap	—	33,350	—	33,350
Mid Cap	—	11,765	—	11,765
Small Cap	—	3,733	—	3,733
Fixed Income
Long Term Credit Bond Index	—	42,924	—	42,924
Other types of investments
Short Term Investments	—	159	—	159

Total	$—	$108,196	$—	$108,196

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

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

16. Retirement Plans (Continued)

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2014	$6,764	$1,654
2015	6,943	1,597
2016	7,128	1,539
2017	7,351	1,344
2018	7,565	1,150
2019 - 2023	41,146	4,377

Total	$76,897	$11,661

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $19,787 in fiscal 2013, $14,594 in fiscal 2012 and $19,053 in fiscal 2011.

17. Multiemployer Plans that Provide Pension Benefits

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

        The Company's participation in these plans for the annual period ended March 2, 2013 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available for fiscal 2013 and fiscal 2012 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration date(s) of the collective-bargaining agreement(s) to which the plans are

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

17. Multiemployer Plans that Provide Pension Benefits (Continued)

subject and any minimum funding requirements. There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2011, 2012, and 2013.

					Contributions of the Company				Expiration Date of Collective- Bargaining Agreement
		Pension Protection Act Zone Status		FIP/ RP Status Pending/ Implemented
	EIN/Pension Plan Number							Surcharge Imposed		Minimum Funding Requirements
Pension		2013	2012		2013	2012	2011
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green—12/31/2011	Green—12/31/2011	No	$9,830	$9,156	$7,315	No	4/18/2015	Contribution rate of 11.5% of gross wages earned per associate.
Southern California United Food and Commercial Workers Union and Drug Employers Pension fund	51-6029925-001	Red—12/31/2012	Green—12/31/2011	Implemented	3,416	459	6,585	No	7/12/2015	Contributions of $1.156 per hour worked for pharmacists and $0.524 per hour worked for non pharmacists.
Northern California Pharmacists, Clerks and Drug Employers Pension Plan	94-2518312-001	Green—12/31/2011	Green—12/31/2011	No	2,858	2,937	2,951	No	7/13/2013	Contributions of $0.57 per hour worked for associates.
United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Yellow—9/30/2011	Yellow—9/30/2011	Implemented	559	529	517	No	12/31/2014	Contribution rate of $1.38 per hour worked.
Other Funds					3,124	1,513	1,685

					$19,787	$14,594	$19,053

        The Company was listed in these plans Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of the Plan's Year-End)
Northern California Pharmacists, Clerks and Drug Employers Pension Plan	12/31/2011 and 12/31/2010
United Food and Commercial Workers Union- Employer Pension Fund	9/30/2011 and 9/30/2010

        At the date the Company's financial statements were issued, certain Forms 5500 were not available.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

17. Multiemployer Plans that Provide Pension Benefits (Continued)

        During fiscal 2013, the Company withdrew from the 1360 New Jersey Pension effective August 2011 and incurred a $2,032 withdrawal liability and Central Ohio Locals 1059 and 75 effective March 31, 2013 and incurred a liability of $3,000.

        During fiscal 2012, the Company withdrew from the NW OH Pension Fund effective December 2011 and incurred a $1,300 withdrawal liability.

18. Commitments, Contingencies and Guarantees

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

        Since December 2008, the Company has been named in a series of fifteen (15) currently pending putative collective and class action lawsuits filed in federal and state courts around the country, purportedly on behalf of current and former assistant store managers and co-managers working in the Company's stores at various locations outside California, including Craig et al v. Rite Aid Corporation et al pending in the United States District Court for the Middle District of Pennsylvania (the "Court") and Ibea et al v. Rite Aid Corporation pending in the United States District Court for the Southern District of New York. The lawsuits allege that the Company failed to pay overtime to salaried assistant store managers and co-managers as purportedly required under the Fair Labor Standards Act ("FLSA") and certain state statutes. The lawsuits also seek other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of the state and federal claims for overtime pay. The Company aggressively challenged both the merits of the lawsuits and the allegation that the cases should be certified as class or collective actions. However, in light of the cost and uncertainty involved in these lawsuits, in May 2012, the Company entered into a settlement agreement with Plaintiffs' counsel to resolve the series of lawsuits. The parties filed a joint motion for preliminary approval of the settlement with the Court which was granted on June 18, 2012. A final resolution of these matters was subject to final Court approval. The Court held a final approval hearing on December 4, 2012 and issued an Order approving the settlement on

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

18. Commitments, Contingencies and Guarantees (Continued)

January 7, 2013. The Order was not appealed and is final. Settlement funds to those who chose to participate in the settlement were disbursed on March 13, 2013 concluding the matter.

        The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation et al pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company's stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. The parties have fully briefed the issues of Rule 23 class certification of the New York store manager claims and decertification of the nationwide collective action claims and are awaiting a ruling from the Court. At this time, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company's management believes, however, that this lawsuit is without merit and not appropriate for collective or class action treatment and is vigorously defending this lawsuit.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

18. Commitments, Contingencies and Guarantees (Continued)

The Company is in discussions with the California regulators and has recorded an estimated amount to settle these matters.

        The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding Rite Aid's Rx Savings Program and the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General. The Company is completing its response to both of the subpoenas and is unable to predict the timing or outcome of any review by the government of such information.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

19. Supplementary Cash Flow Data

	Year Ended
	March 2, 2013	March 3, 2012	February 26, 2011
Cash paid for interest (net of capitalized amounts of $399, $315 and $509)	$482,145	$528,894	$464,456

Cash (refund) payments for income taxes, net	$(776)	$4,913	$4,907

Equipment financed under capital leases	$7,906	$7,052	$4,622

Equipment received for noncash consideration	$3,285	$3,616	$3,476

Preferred stock dividends paid in additional shares	$10,528	$9,919	$9,346

Non-cash reduction in lease financing obligation	$—	$—	$—

Accrued capital expenditures	$45,456	$45,454	$37,557

Gross borrowings from revolver	$1,117,000	$2,654,000	$1,511,000

Gross repayments to revolver	$588,000	$2,546,000	$1,563,000

20. Related Party Transactions

        There were receivables from related parties of $23 and $77 at March 2, 2013 and March 3, 2012, respectively.

        As of March 2, 2013, the Jean Coutu Group owned 178,401,162 shares (19.0% of the voting power of the Company) of common stock. On April 17, 2013, the Jean Coutu Group announced that it had sold 72,500,000 of its 178,401,162 shares of Rite Aid's common stock. As a result of such sale, the Jean Coutu Group was required to cause one of its designees to immediately resign from Rite Aid's board of directors and accordingly, Michel Coutu resigned from Rite Aid's board of directors effective April 17, 2013. At this level of ownership, the Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) have the right to designate one of the nine members of the Company's board of directors, subject to adjustment for future reductions in its ownership position in the Company.

        The Company had a financial advisory services agreement with Leonard Green & Partners, L.P. to pay a monthly fee of $12.5 plus out-of-pocket expenses which was terminated in fiscal 2012. The Company paid fees of $38 and $163 for financial advisory services and expense reimbursements of $67 and $151, in fiscal 2012 and fiscal 2011, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

21. Interim Financial Results (Unaudited)

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,468,287	$6,230,884	$6,237,847	$6,455,245	$25,392,263
Cost of goods sold	4,719,516	4,520,463	4,426,526	4,407,482	18,073,987
Selling, general and administrative expenses	1,688,066	1,618,169	1,612,198	1,682,332	6,600,765
Lease termination and impairment charges	12,143	7,783	14,366	36,567	70,859
Interest expense	130,588	129,054	128,371	127,408	515,421
Loss on debt retirements, net	17,842	—	—	122,660	140,502
(Gain) loss on sale of assets and investments, net	(10,051)	(2,954)	(6,262)	2,491	(16,776)

	6,558,104	6,272,515	6,175,199	6,378,940	25,384,758

(Loss) income before income taxes	(89,817)	(41,631)	62,648	76,305	7,505
Income tax (benefit) expense	(61,729)	(2,866)	777	(46,782)	(110,600)

Net (loss) income	$(28,088)	$(38,765)	$61,871	$123,087	$118,105

Basic (loss) income per share(1)	$(0.03)	$(0.05)	$0.07	$0.14	$0.12

Diluted (loss) income per share(1)	$(0.03)	$(0.05)	$0.07	$0.13	$0.12

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

21. Interim Financial Results (Unaudited) (Continued)

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,390,793	$6,271,091	$6,312,584	$7,146,754	$26,121,222
Cost of goods sold	4,699,874	4,622,130	4,641,204	5,364,679	19,327,887
Selling, general and administrative expenses	1,586,236	1,603,752	1,583,098	1,758,325	6,531,411
Lease termination and impairment charges	17,090	15,118	11,540	56,305	100,053
Interest expense	130,760	130,829	129,927	137,739	529,255
Loss (gain) on debt retirements, net	22,434	(4,924)	—	16,066	33,576
Gain on sale of assets and investments, net	(4,792)	(848)	(2,172)	(891)	(8,703)

	6,451,602	6,366,057	6,363,597	7,332,223	26,513,479

Loss before income taxes	(60,809)	(94,966)	(51,013)	(185,469)	(392,257)
Income tax expense (benefit)	2,273	(2,712)	972	(24,219)	(23,686)

Net loss	$(63,082)	$(92,254)	$(51,985)	$(161,250)	$(368,571)

Basic loss per share(1)	$(0.07)	$(0.11)	$(0.06)	$(0.18)	$(0.43)

Diluted loss per share(1)	$(0.07)	$(0.11)	$(0.06)	$(0.18)	$(0.43)

(1)
Income (loss) per share amounts for each quarter may not necessarily total to the yearly income (loss) per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

        During the fourth quarter of 2013, the Company recorded a loss on debt retirement related to the February 2013 refinancing as discussed in Note 11. During the fourth quarter of fiscal 2013, the Company recorded facilities impairment charges of $24,012 and a LIFO credit of $175,384 due to significant deflation associated with generic products, partially offset by normal brand inflation.

        During the first quarter of 2012, the Company recorded a loss on debt retirement related to the repayment of its Tranche 3 Term Loan as discussed in Note 11. During the fourth quarter of fiscal 2012, the Company recorded facilities impairment charges of $49,170 and LIFO expense of $121,219 as inflation was higher than at prior year end.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011

(In thousands, except per share amounts)

22. Financial Instruments

        The carrying amounts and fair values of financial instruments at March 2, 2013 and March 3, 2012 are listed as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$2,296,001	$2,275,694	$1,512,313	$1,469,813
Fixed rate indebtedness	$3,622,351	$3,912,903	$4,688,904	$4,934,587

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 2, 2013, March 3, 2012 and February 26, 2011
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 2, 2013	$28,832	$36,397	$36,958	$28,271
Year ended March 3, 2012	$25,116	$18,274	$14,558	$28,832
Year ended February 26, 2011	$31,549	$14,359	$20,792	$25,116

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ JOHN T. STANDLEY John T. Standley Chairman/President and Chief Executive Officer
Dated: April 23, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 23, 2013.

Signature	Title

/s/ JOHN T. STANDLEY John T. Standley	Chairman, President, Chief Executive Officer and Director (principal executive officer)
/s/ FRANK G. VITRANO Frank G. Vitrano	Chief Financial Officer, Chief Administrative Officer and Senior Executive Vice President (principal financial officer)
/s/ DOUGLAS E. DONLEY Douglas E. Donley	Chief Accounting Officer and Senior Vice President (principal accounting officer)
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ JOHN BAUMER John Baumer	Director
/s/ FRANCOIS J. COUTU Francois J. Coutu	Director
/s/ JAMES L. DONALD James L. Donald	Director

Signature	Title

/s/ DAVID R. JESSICK David R. Jessick	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ MARY F. SAMMONS Mary F. Sammons	Director
/s/ MARCY SYMS Marcy Syms	Director