Form 10-Q
period 2013-06-01
RITE AID CORP
filed 2013-07-05
CIK 84129

Use these links to rapidly review the document
RITE AID CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2013
OR
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
 Not Applicable

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The registrant had 909,615,997 shares of its $1.00 par value common stock outstanding as of June 21, 2013.

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

        Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

  •
  our high level of indebtedness;

  •
  our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility, second priority secured term loan facilities and other debt agreements;

  •
  general economic conditions (including the impact of continued high unemployment and changing consumer behavior), inflation and interest rate movements;

  •
  our ability to improve the operating performance of our stores in accordance with our long term strategy;

  •
  our ability to maintain or grow prescription count and realize front-end sales growth;

  •
  our ability to retain the business we gained as a result of the Walgreens / Express Scripts dispute which settled in September 2012;

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2013 (the "Fiscal 2013 10-K"), which we filed with the SEC on April 23, 2013 and in Exhibit 99.2 to our Current Report on Form 8-K which we filed with the SEC on June 18, 2013, under the heading "Risk Factors". This document is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	June 1, 2013	March 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$108,902	$129,452
Accounts receivable, net	881,447	929,476
Inventories, net of LIFO reserve of $927,241 and $915,241	3,135,759	3,154,742
Prepaid expenses and other current assets	174,776	195,377

Total current assets	4,300,884	4,409,047
Property, plant and equipment, net	1,899,831	1,895,650
Other intangibles, net	444,234	464,404
Other assets	300,489	309,618

Total assets	$6,945,438	$7,078,719

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$43,401	$37,311
Accounts payable	1,366,036	1,384,644
Accrued salaries, wages and other current liabilities	1,068,974	1,156,315

Total current liabilities	2,478,411	2,578,270
Long-term debt, less current maturities	5,778,652	5,904,370
Lease financing obligations, less current maturities	89,612	91,850
Other noncurrent liabilities	956,287	963,663

Total liabilities	9,302,962	9,538,153
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued .008 and ..007	1	1
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 2,000 shares authorized; shares issued 1,848 and 1,821	184,829	182,097
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 909,385 and 904,268	909,385	904,268
Additional paid-in capital	4,283,967	4,280,831
Accumulated deficit	(7,675,600)	(7,765,262)
Accumulated other comprehensive loss	(60,106)	(61,369)

Total stockholders' deficit	(2,357,524)	(2,459,434)

Total liabilities and stockholders' deficit	$6,945,438	$7,078,719

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
Revenues	$6,293,057	$6,468,287
Costs and expenses:
Cost of goods sold	4,472,066	4,719,516
Selling, general and administrative expenses	1,609,261	1,688,066
Lease termination and impairment charges	10,972	12,143
Interest expense	113,064	130,588
Loss on debt retirements, net	—	17,842
Gain on sale of assets, net	(5,180)	(10,051)

	6,200,183	6,558,104

Income (loss) before income taxes	92,874	(89,817)
Income tax expense (benefit)	3,212	(61,729)

Net income (loss)	$89,662	$(28,088)

Computation of income (loss) attributable to common stockholders:
Net income (loss)	$89,662	$(28,088)
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(2,732)	(2,574)

Income (loss) attributable to common stockholders—basic	$86,905	$(30,687)

Add back—interest on convertible notes	1,364	—
Add back—cumulative preferred stock dividends	2,732	—

Income (loss) attributable to common stockholders—diluted	$91,001	$(30,687)

Basic income (loss) per share	$0.10	$(0.03)

Diluted income (loss) per share	$0.09	$(0.03)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
Net income (loss)	$89,662	$(28,088)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	1,263	1,020

Total other comprehensive income	$1,263	$1,020

Comprehensive income (loss)	$90,925	$(27,068)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
Operating activities:
Net income (loss)	$89,662	$(28,088)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	101,246	106,371
Lease termination and impairment charges	10,972	12,143
LIFO charges	12,000	18,750
Gain on sale of assets, net	(5,180)	(10,051)
Stock-based compensation expense	4,240	3,958
Loss on debt retirements, net	—	17,842
Changes in operating assets and liabilities:
Accounts receivable	47,797	96,385
Inventories	6,935	97,993
Accounts payable	(15,547)	(38,703)
Other assets and liabilities, net	(67,678)	87,003

Net cash provided by operating activities	184,447	363,603

Investing activities:
Payments for property, plant and equipment	(80,906)	(78,000)
Intangible assets acquired	(11,786)	(8,958)
Proceeds from sale-leaseback transactions	3,989	—
Proceeds from dispositions of assets and investments	6,610	11,283

Net cash used in investing activities	(82,093)	(75,675)

Financing activities:
Proceeds from issuance of long-term debt	—	426,263
Net repayments to revolver	(123,000)	(136,000)
Principal payments on long-term debt	(4,378)	(463,637)
Change in zero balance cash accounts	(867)	(41,901)
Net proceeds from issuance of common stock	6,744	534
Financing fees paid for early debt redemption	—	(11,069)
Deferred financing costs paid	(1,403)	(9,629)

Net cash used in financing activities	(122,904)	(235,439)

(Decrease) increase in cash and cash equivalents	(20,550)	52,489
Cash and cash equivalents, beginning of period	129,452	162,285

Cash and cash equivalents, end of period	$108,902	$214,774

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $58 and $137, respectively)	$88,908	$64,195

Cash payments of income taxes, net of refunds	$(1,173)	$710

Equipment financed under capital leases	$5,373	$3,865

Preferred stock dividends paid in additional shares	$2,732	$2,574

Gross borrowings from revolver	$755,000	$287,000

Gross repayments to revolver	$878,000	$423,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 1, 2013 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the "Company") Fiscal 2013 10-K.

New Accounting Pronouncements

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance was issued in response to ASU No. 2011-05 and required disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income, if the amounts reclassified are required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period. For other amounts not required to be reclassified to net income in their entirety in the same reporting period, or when a portion of the amount is reclassified to a balance sheet account instead of directly to income or expense, a cross reference to the related footnote disclosures for additional information should be provided. The new requirements were effective prospectively for fiscal years beginning on or after December 15, 2012, and for interim periods within those fiscal years. The adoption did not have a material effect on the Company's financial statements.

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

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Income (Loss) Per Share (Continued)

issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
Numerator for income (loss) per share:
Net income (loss)	$89,662	$(28,088)
Accretion of redeemable preferred stock	(25)	(25)
Cumulative preferred stock dividends	(2,732)	(2,574)

Income (loss) attributable to common stockholders—basic	$86,905	$(30,687)

Add back—interest on convertible notes	1,364	—
Add back—cumulative preferred stock dividends	2,732	—

Income (loss) attributable to common stockholders—diluted	$91,001	$(30,687)

Denominator:
Basic weighted average shares	893,871	887,516
Outstanding options and restricted shares, net	38,812	—
Convertible notes	24,800	—
Convertible preferred stock	33,605	—

Diluted weighted average shares	991,088	887,516

Basic income (loss) per share	$0.10	$(0.03)

Diluted income (loss) per share	$0.09	$(0.03)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income (loss) per share as of June 1, 2013 and June 2, 2012:

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
Stock options	49,324	72,907
Convertible preferred stock	—	31,662
Convertible notes	—	24,800

	49,324	129,369

        Also excluded from the computation of diluted income (loss) per share as of June 1, 2013 and June 2, 2012 are restricted shares and restricted stock units of 0 and 11,366, respectively, which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
Impairment charges	$4,601	$495
Lease termination charges	6,371	11,648

	$10,972	$12,143

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

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
Balance—beginning of period	$323,758	$367,864
Provision for present value of noncancellable lease payments of closed stores	393	3,574
Changes in assumptions about future sublease income, terminations and changes in interest rates	520	2,057
Interest accretion	5,458	6,056
Cash payments, net of sublease income	(18,118)	(20,968)

Balance—end of period	$312,011	$358,583

4. Fair Value Measurements

        The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Fair Value Measurements (Continued)

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

Non-Financial Assets Measured on a Non-Recurring Basis

        Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the first quarter of fiscal 2014, long-lived assets from continuing operations with a carrying value of $17,508, primarily store assets, were written down to their fair value of $12,907, resulting in an impairment charge of $4,601. During the first quarter of fiscal 2013, long-lived assets with a carrying value of $1,096, primarily store assets, were written down to their fair value of $601, resulting in an impairment charge of $495. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Fair Value Measurements (Continued)

        The following table presents fair values for those assets measured at fair value on a non-recurring basis at June 1, 2013 and June 2, 2012:

Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total as of June 1, 2013
Long-lived assets held for use	$—	$—	$592	$592
Long-lived assets held for sale	$—	$12,315	$—	$12,315

Total	$—	$12,315	$592	$12,907

	Level 1	Level 2	Level 3	Total as of June 2, 2012
Long-lived assets held for use	$—	$—	$601	$601
Long-lived assets held for sale	$—	$—	$—	$—

Total	$—	$—	$601	$601

        As of June 1, 2013 and June 2, 2012, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,795,530 and $6,117,849, respectively, as of June 1, 2013. There were no outstanding derivative financial instruments as of June 1, 2013 and March 2, 2013.

5. Income Taxes

        The Company recorded an income tax expense of $3,212 and an income tax benefit of $61,729 for the thirteen week periods ended June 1, 2013 and June 2, 2012, respectively. The income tax expense or benefit is recorded net of adjustments to maintain a full valuation allowance against the Company's net deferred tax assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Income Taxes (Continued)

        The income tax expense for the thirteen week period ended June 1, 2013 is primarily attributable to the accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by adjustments to the valuation allowance of $36,889.

        The income tax benefit for the thirteen week period ended June 2, 2012 is primarily attributable to the recognition of previously unrecognized tax benefits resulting from the appellate settlement of the Brooks Eckerd Internal Revenue Service (IRS) Audit for the periods leading up to the acquisition which include fiscal years 2004 - 2007. This amount was offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as this audit was related to pre-acquisition periods. The accrual of federal, state and local taxes for the thirteen week period ended June 2, 2012 included adjustments to the valuation allowance of $27,787.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007, related to the June 2007 Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of June 1, 2013 and March 2, 2013 the Company had corresponding recoverable indemnification assets of $31,323 and $30,710 from Jean Coutu Group, respectively, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

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

        Over the next 12 months, the Company believes that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $31,414, which would impact the effective tax rate if the company's tax positions are sustained upon audit or the controlling statute of limitations expires. The primary driver of the decrease is contingent upon the statute of limitations expiring. The corresponding indemnification asset will reverse concurrently in selling, general and administrative expenses.

        The valuation allowances as of June 1, 2013 and March 2, 2013 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,186,785 and $2,223,675 against net deferred tax assets at June 1, 2013 and March 2, 2013, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of June 1, 2013 and March 2, 2013.

	June 1, 2013			March 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$626,019	$(423,564)	9 years	$623,541	$(413,556)	10 years
Prescription files	1,294,145	(1,052,366)	4 years	1,286,087	(1,031,668)	4 years

Total	$1,920,164	$(1,475,930)		$1,909,628	$(1,445,224)

        Also included in other non-current liabilities, as of June 1, 2013 and March 2, 2013, are unfavorable lease intangibles with a net carrying amount of $67,935 and $70,195 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $31,685 and $34,076 for the thirteen week periods ended June 1, 2013 and June 2, 2012, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2014—$106,305; 2015—$89,363; 2016—$78,178; 2017—$65,147 and 2018—$27,348.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at June 1, 2013 and March 2, 2013:

	June 1, 2013	March 2, 2013
Secured Debt:
Senior secured revolving credit facility due February 2018	542,000	665,000
Tranche 6 Term Loan due February 2020	1,161,000	1,161,000
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
7.5% senior secured notes (second lien) due March 2017	500,000	500,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,313 and $1,364)	268,687	268,636
Other secured	5,267	5,298

	3,596,954	3,719,934
Guaranteed Unsecured Debt:
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $5,203 and $5,529)	804,797	804,471
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $4,591 and $4,759)	906,591	906,759

	1,711,388	1,711,230
Unguaranteed Unsecured Debt:
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	487,188	487,188
Lease financing obligations	116,135	115,179

Total debt	5,911,665	6,033,531
Current maturities of long-term debt and lease financing obligations	(43,401)	(37,311)

Long-term debt and lease financing obligations, less current maturities	$5,868,264	$5,996,220

Credit Facility

        The Company has a senior secured credit facility that consists of a $1,795,000 revolving credit facility and a $1,161,000 senior secured term loan (the "Tranche 6 Term Loan"). Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. The Company is required to pay fees between 0.375%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Indebtedness and Credit Agreements (Continued)

and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018. The Tranche 6 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 3.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. The Tranche 6 Term Loan is subject to a 1.00% LIBOR floor per annum.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At June 1, 2013, the Company had $542,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $112,523, which resulted in additional borrowing capacity of $1,140,477.

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

        The senior credit facility restricts the amount of secured and unsecured debt the Company may have outstanding in addition to borrowings under the senior secured credit facility and existing indebtedness, subject to limitations on the amount of such debt that shall mature or require scheduled payments of principal prior to May 21, 2020. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020. However, the Company's second priority secured term loan facilities and the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. The Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under the second priority secured term loan facilities and the indentures is generally governed by an interest coverage ratio test. As of June 1, 2013, we had the ability to issue additional unsecured debt under the second lien credit facility and other indentures.

        The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of June 1, 2013, the Company was in compliance with this financial covenant. The senior secured credit facility also provides for customary events of default.

        The Company also has a second priority secured term loan facility, which includes a $470,000 second priority secured term loan (the "Tranche 1 Term Loan"). The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 3.75%. The Tranche 1 Term Loan is subject to a 1.00% LIBOR floor per annum.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Indebtedness and Credit Agreements (Continued)

        On June 21, 2013, the Company entered into a new second priority secured term loan facility, which includes a $500,000 second priority secured term loan (the "Tranche 2 Term Loan"). The Company used net proceeds from the Tranche 2 Term Loan, borrowings under its revolving credit facility and available cash to repurchase and repay all of the Company's outstanding $500,000 aggregate principal of 7.5% senior secured notes due 2017. See Note 12.

        Substantially all of Rite Aid Corporation's 100 percent owned subsidiaries guarantee the obligations under the senior secured credit facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes. The senior secured credit facility, second priority secured term loan facilities and secured guaranteed notes are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the subsidiary guarantors. The subsidiary guarantees related to the Company's senior secured credit facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. Also, the Company has no independent assets or operations, and subsidiaries not guaranteeing the credit facility, second priority secured term loan facilities and applicable notes are minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented.

Other Transactions

        On July 2, 2013, the Company issued $810,000 of its 6.75% senior notes due 2021. The Company intends to use the net proceeds from the 6.75% notes, borrowings under its revolving credit facility and available cash to repurchase and repay all of the Company's outstanding $810,000 aggregate principal of 9.5% senior notes due 2017. See Note 12.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2014 and thereafter are as follows: 2014—$13,975; 2015—$11,610; 2016—$75,798; 2017—$511,610; 2018—$1,363,610 and $3,820,852 thereafter.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Reclassifications from Accumulated Other Comprehensive Income

        The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the thirteen weeks ended June 1, 2013 and June 2, 2012:

	Thirteen week period ended June 1, 2013		Thirteen week period ended June 2, 2012
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance—beginning of period	$(61,369)	$(61,369)	$(52,634)	$(52,634)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	1,263	1,263	1,020	1,020

Balance—end of period	$(60,106)	$(60,106)	$(51,614)	$(51,614)

        The following table summarizes the effects on net income (loss) of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen week periods ended June 1, 2013 and June 2, 2012:

Thirteen week period ended June 1, 2013
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(60)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(1,203)	Selling, general and administrative expenses

	(1,263)	Total before income tax expense
	—	Income tax expense(b)

	$(1,263)	Net of income tax expense

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Reclassifications from Accumulated Other Comprehensive Income (Continued)

Thirteen week period ended June 2, 2012
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(60)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(960)	Selling, general and administrative expenses

	(1,020)	Total before income tax expense
	—	Income tax expense(b)

	$(1,020)	Net of income tax expense

(a)
—See Note 9, Retirement Plans for additional details.

(b)
—Income tax expense is $0 due to the valuation allowance. See Note 5, Income Taxes for additional details.

9. Retirement Plans

        Net periodic pension expense recorded in the thirteen week periods ended June 1, 2013 and June 2, 2012, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Service cost	$829	$868	$—	$—
Interest cost	1,551	1,566	136	154
Expected return on plan assets	(1,779)	(1,749)	—	—
Amortization of unrecognized prior service cost	60	60	—	—
Amortization of unrecognized net loss	1,203	960	—	—

Net pension expense	$1,864	$1,705	$136	$154

        During the thirteen week period ended June 1, 2013 the Company contributed $404 to the Nonqualified Executive Retirement Plans. During the remainder of fiscal 2014, the Company expects to contribute $1,258 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

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

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Commitments and Contingencies (Continued)

allegations are without merit and that their claims are not appropriate for class action treatment. The Company is vigorously defending all of these claims.

        The Company was served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG and the United States Attorney's Office for the Central District of California. The subpoena requests records related to any gift card inducement programs for customers who transferred prescriptions for drugs or medicines to the Company's pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. The Company has substantially completed its production of records in response to the subpoena. In June 2013, the government contacted the Company, and the Company is involved in ongoing discussions with the government regarding the matter.

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

        In April 2012, the Company received an administrative subpoena from the Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding the Company's sale of products containing pseudoephedrine ("PSE"). In April 2012, it also received a communication from the United States Attorneys Office for the Northern District of New York ("USAO") concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). In April 2013, the Company received additional administrative subpoenas from DEA concerning certain retail PSE transactions at New York stores and the USAO commenced discussions with the Company regarding whether, from 2009 (upon implementation of an electronic PSE transaction logbook system) through the present, the Company sold products containing PSE in violation of the CMEA. Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and has provided information responsive to the subpoenas. The Company cannot predict the timing or outcome of any review by the DEA or USAO of such information.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

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

  Contingencies

        The California Department of Health Care Services ("DHCS"), the agency responsible for administering the State of California Medicaid program, implemented retroactive reimbursement rate reductions effective June 1, 2011, impacting the medical provider community in California, including pharmacies. Numerous medical providers, including representatives of both chain and independent pharmacies, filed suits against DHCS in federal district court in California and obtained preliminary injunctions against the rate cuts, subject to a trial on the merits. DHCS appealed the preliminary injunctions to the Ninth Circuit Court of Appeals, which Court vacated the injunctions. The numerous medical providers are considering their options. Based upon the actions of DHCS and the decision of the appeals court, the Company has recorded an appropriate accrual. As pertinent facts and circumstances develop, this accrual may be adjusted.

11. Related Party Transactions

        As of June 1, 2013, the Jean Coutu Group owned 105,901,162 shares (11.3% of the voting power of the Company) of common stock. On June 26, 2013, the Jean Coutu Group announced that it had sold 40,500,000 of its 105,901,162 shares of Rite Aid's common stock and now owns approximately 6.9% of the voting power of the Company. At this level of ownership, the Jean Coutu Group (and, subject to certain conditions, certain members of the Coutu family) has the right to designate one of the eight members of the Company's board of directors, subject to adjustment for future reductions in its ownership position in the Company.

12. Subsequent Events

        On June 21, 2013, the Company entered into a new second priority secured term loan facility, which includes the Tranche 2 Term Loan. The Tranche 2 Term Loan matures on June 21, 2021 and currently bears interest at a rate per annum equal to LIBOR plus 3.875% with a LIBOR floor of 1.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.875%. The Company used the net proceeds from the Tranche 2 Term Loan, borrowings under its revolving credit facility and available cash to repurchase and repay all of the Company's outstanding $500,000 aggregate principal of 7.5% senior secured notes due 2017.

        On July 2, 2013, the Company issued $810,000 of its 6.75% senior notes due 2021. The Company's obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended June 1, 2013 and June 2, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

12. Subsequent Events (Continued)

unsubordinated basis, by all of its subsidiaries that guarantee the Company's obligations under the senior secured credit facility, the second priority secured term loan facilities and the outstanding 8.00% senior secured notes due 2020, 10.25% senior secured notes due 2019, 9.5% senior notes due 2017 and 9.25% senior notes due 2020. The Company intends to use the net proceeds of the 6.75% notes, borrowings under its revolving credit facility and/or available cash to repurchase and repay all of the Company's outstanding $810,000 aggregate principal of 9.5% senior notes due 2017.

        In connection with these refinancing transactions, the Company will record a loss on debt retirement, including tender and call premium and interest, unamortized debt issue costs and unamortized discount of approximately $63,000 during the second quarter of fiscal 2014.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net income for the thirteen week period ended June 1, 2013 was $89.7 million compared to the net loss of $28.1 million for the thirteen week period ended June 2, 2012. The improvement in our operating results is driven primarily by higher gross profit from generic drug introductions, lower selling, general and administrative expenses ("SG&A"), as well as lower interest expense and loss on debt retirements, partially offset by higher income tax expense.

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
Revenues	$6,293,057	$6,468,287
Revenue (decline) growth	(2.7)%	1.2%
Same store sales (decline) growth	(2.5)%	2.5%
Pharmacy sales (decline) growth	(4.1)%	1.7%
Same store prescription count (decrease) increase	(0.1)%	3.0%
Same store pharmacy sales (decline) growth	(3.8)%	2.4%
Pharmacy sales as a % of total sales	67.5%	68.4%
Third party sales as a % of total pharmacy sales	97.0%	96.6%
Front-end sales growth	0.3%	2.0%
Same store front-end sales growth	0.4%	2.7%
Front-end sales as a % of total sales	32.5%	31.6%
Store data:
Total stores (beginning of period)	4,623	4,667
Closed stores	(8)	(15)
Total stores (end of period)	4,615	4,652
Relocated stores	—	2
Remodeled stores	108	143

  Revenues

        Revenue decreased 2.7% for the thirteen week period ended June 1, 2013 compared to the thirteen week period ended June 2, 2012, primarily driven by a decrease in same store sales and by operating 37 fewer stores than in the same period last year. The decrease in same store sales was driven by a decrease in pharmacy sales, which was primarily driven by generic drug introductions, which have a substantially lower selling price than their brand counterparts, and continued reimbursement rate pressures.

        Pharmacy same store sales decreased by 3.8% in the thirteen week period ended June 1, 2013 compared to the thirteen week period ended June 2, 2012. The decrease was primarily driven by an approximate 4.6% negative impact from generic drug introductions and continued lower reimbursement rates from pharmacy benefit managers and government payors. Same store prescription count for the thirteen week period ended June 1, 2013 was flat compared to the thirteen week period ended June 2, 2012. We expect recent and future generic drug introductions and lower reimbursement rates to continue to have additional negative impact on our revenues.

        Front-end same store sales increased by 0.4% in the thirteen week period ended June 1, 2013 compared to the thirteen week period ended June 2, 2012 reflecting the continued positive impact from our wellness+ loyalty program, incremental sales from our Wellness format stores and other initiatives to increase sales in the front end. We have completed 905 Wellness store remodels as of June 1, 2013.

        We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in the same store sales until one year has lapsed.

  Costs and Expenses

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
Cost of goods sold	$4,472,066	$4,719,516
Gross profit	1,820,991	1,748,771
Gross margin	28.9%	27.0%
Selling, general and administrative expenses	1,609,261	1,688,066
Selling, general and administrative expenses as a percentage of revenues	25.6%	26.1%
Lease termination and impairment charges	10,972	12,143
Interest expense	113,064	130,588

  Cost of Goods Sold

        Gross profit increased $72.2 million due to increases in both pharmacy and front-end gross profit. Pharmacy gross profit was higher due to the continued benefit of generic drug introductions and increases in generic penetration, partially offset by continued pressure on pharmacy benefit manager and governmental reimbursement rates. Front-end gross profit was higher due to higher same store sales reflecting the continued positive impact of our wellness+ loyalty program and Wellness Store remodels. Front-end gross profit was also positively impacted by higher vendor promotional funding and a lower LIFO estimate.

        Gross margin was 28.9% of sales for the thirteen week period ended June 1, 2013 compared to 27.0% of sales for the thirteen week period ended June 2, 2012. The improvement in gross margin was primarily due to cost reductions on existing generic drugs and generic drug introductions, higher vendor promotional funding and a lower LIFO estimate, partially offset by increased tier discounts from our wellness+ customer loyalty program and continued pressure on pharmacy benefit manager and governmental reimbursement rates.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO charges were $12.0 million for the thirteen week period ended June 1, 2013 compared to LIFO charges of $18.8 million for the thirteen week period ended June 2, 2012.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.6% in the thirteen week period ended June 1, 2013 compared to 26.1% in the thirteen week period ended June 2, 2012. The decrease in SG&A as a percentage of revenues was due primarily to the prior year reversal of $60.2 million of tax indemnification asset resulting from our settlement with the Internal Revenue Service associated with a pre-acquisition Brooks Eckerd tax audit, which is completely offset by an income tax benefit as noted below, and higher prior year litigation charges relating to the $20.9 million settlement of certain wage and hour class actions. These favorable variances are partially offset by increased salaries and benefit costs for wage increases and investments to support our sales initiatives. These amounts are partially offset by lower depreciation and amortization. SG&A improved this quarter compared to the prior year due to the tax indemnification asset reversal discussed above, however, we expect to see continued SG&A increases as a percentage of revenues relative to the prior year due to the continued impact of generic drug introductions and reimbursement rate pressures on our pharmacy sales.

  Lease termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
Impairment charges	$4,601	$495
Lease termination charges	6,371	11,648

	$10,972	$12,143

        Impairment Charges:    These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management's intention to relocate or close the location, or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

        Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges" included in our fiscal 2013 10-K for a detailed description of our impairment methodology.

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

  Interest Expense

        Interest expense was $113.1 million for the thirteen week period ended June 1, 2013, compared to $130.6 million for the thirteen week period ended June 2, 2012. The weighted average interest rates on our indebtedness for the thirteen week periods ended June 1, 2013 and June 2, 2012 were 7.1% and 7.4% respectively.

  Income Taxes

        We recorded an income tax expense of $3.2 million and an income tax benefit of $61.7 million for the thirteen week periods ended June 1, 2013 and June 2, 2012, respectively. The income tax expense or benefit is recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets.

        The income tax expense for the thirteen week period ended June 1, 2013 is primarily attributable to the accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by adjustments to the valuation allowance of $36.9 million.

        The income tax benefit for the thirteen week period ended June 2, 2012 is primarily attributable to the recognition of previously unrecognized tax benefits resulting from reaching an agreement with the IRS Appellate Division settling the examination of the Brooks Eckerd fiscal years 2004-2007. The settlement with the IRS did not impact our net financial position, results of operations or cash flows. Furthermore, the settlement resulted in the resolution of tax contingencies associated with these tax years which had impacted the effective rate by decreasing tax expense in the first quarter by $61.5 million. This amount is offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses. The accrual of federal, state and local taxes for the thirteen week period ended June 2, 2012 included adjustments to the valuation allowance of $27.8 million.

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

        Over the next 12 months, we believe that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $31.4 million which would impact the effective tax rate if our tax positions are sustained upon audit or the controlling statute of limitations expires. The primary driver of the decrease is contingent upon the statute of limitations expiring. The corresponding indemnification asset will reverse concurrently in selling, general and administrative expenses.

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

Liquidity and Capital Resources

  General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under the revolving credit facility of our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of June 1, 2013 was $1,141.8 million, which consisted of revolver borrowing capacity of $1,140.5 million and invested cash of $1.3 million.

  Credit Facility

        Our senior secured credit facility consists of a $1.795 billion revolving credit facility and a $1.161 billion Tranche 6 Term Loan. Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. We are required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At June 1, 2013, we had $542.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $112.5 million, which resulted in additional borrowing capacity of $1,140.5 million.

        The credit facility also includes our $1.161 billion senior secured term loan (the "Tranche 6 Term Loan"). The Tranche 6 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 3.00% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. We must make mandatory prepayments of the Tranche 6 Term Loan with the proceeds of certain asset dispositions and casualty events (subject to certain limitations), and with the proceeds of certain issuances of debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 6 Term Loan may also be required.

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

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility also has one financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of June 1, 2013, we were in compliance with this financial covenant.

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

        On February 21, 2013, we entered into a second priority secured term loan facility, which includes a $470.0 million second priority secured term loan (the "Tranche 1 Term Loan"). The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 3.75%.

        The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of June 1, 2013, the amount of additional secured debt that could be incurred under the second priority secured term loan facilities and these indentures was approximately $1.227 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of June 1, 2013, we had the ability to issue additional unsecured debt under the second lien credit facility and other indentures.

  Other Transactions

        On June 21, 2013, we entered into a new second priority secured term loan facility, which includes a $500.0 million second priority secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan matures on June 21, 2021 and currently bears interest at a rate per annum equal to LIBOR plus 3.875% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.875%. In June 2013, we used the net proceeds from the Tranche 2 Term Loan, borrowings under our revolving credit facility and available cash to repurchase and repay all of our outstanding $500.0 million aggregate principal of 7.5% senior secured notes due 2017.

        On July 2, 2013, we issued $810.0 million of our 6.75% senior notes due 2021. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of our subsidiaries that guarantee our obligations under our senior secured credit facility, our second priority secured term loan facilities and our outstanding 8.00% senior secured notes due 2020, 10.25% senior secured notes due 2019, 9.5% senior notes due 2017 and 9.25% senior notes due 2020. We intend to use the net proceeds of the 6.75% notes, borrowings under our revolving credit facility and/or available cash to repurchase and repay all of our outstanding $810.0 million aggregate principal of 9.5% senior notes due 2017 pursuant to a tender offer and redemption of any remaining 9.5% notes.

        In connection with these refinancing transactions, we will record a loss on debt retirement, including tender and call premium and interest, unamortized debt issue costs and unamortized discount of $63.0 million during the second quarter of fiscal 2014.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash provided by operating activities was $184.4 million in the thirteen week period ended June 1, 2013. Operating cash flow was positively impacted by net income and a reduction in accounts receivable relating to the timing of payments from third party payors, partially offset by a use of cash in other assets and liabilities, net, primarily due to reductions of payroll related accruals and vendor revenue deferrals.

        Cash used in investing activities in the thirteen week period ended June 1, 2013 was $82.1 million. Cash used for the purchase of property, plant, equipment and prescription files as well as proceeds from the sale of assets were higher compared to the prior year.

        Cash used in financing activities was $122.9 million for the thirteen week period ended June 1, 2013 due to the reduction of borrowings on our revolving credit facility.

  Capital Expenditures

        During the thirteen week period ended June 1, 2013, we spent $92.7 million on capital expenditures, consisting of $50.6 million related to new store construction, store relocation and store remodel projects, $30.3 million related to technology enhancements, improvements to distribution centers and other corporate requirements, and $11.8 million related to the purchase of prescription files from other retail pharmacies. We plan on making total capital expenditures of approximately $400.0 million during fiscal 2014, consisting of approximately 55% related to store relocations and remodels and new store construction, 29% related to infrastructure and maintenance requirements and 16% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

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

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition

and Results of Operations—Critical Accounting Policies and Estimates" included in our Fiscal 2013 10-K.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Fiscal 2013 10-K.

Adjusted EBITDA and Other Non-GAAP Measures

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP metrics serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes (and any corresponding adjustments to tax indemnification asset), interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, stock- based compensation expense, debt retirements, sale of assets and investments, revenue deferrals related to customer loyalty program and other items. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance. In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward- looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of Adjusted EBITDA to our net income (loss) for the thirteen week periods ended June 1, 2013 and June 2, 2012:

	Thirteen Week Period Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
Net income (loss)	$89,662	$(28,088)
Interest expense	113,064	130,588
Income tax (benefit) expense	3,212	(61,729)
Adjustments to tax indemnification asset(1)	(613)	60,237
Depreciation and amortization expense	101,246	106,371
LIFO charges	12,000	18,750
Lease termination and impairment charges	10,972	12,143
Stock-based compensation expense	4,240	3,958
Gain on sale of assets, net	(5,180)	(10,051)
Loss on debt retirements, net	—	17,842
Closed facility liquidation expense	939	1,456
Customer loyalty card program revenue deferral	14,602	23,180
Other	634	(492)

Adjusted EBITDA	$344,778	$274,165

(1)
Note: The income tax benefit from the IRS settlement described in Note 5 in our condensed consolidated financial statements and the corresponding reduction of the tax indemnification asset had no net effect on Adjusted EBITDA.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of June 1, 2013.

Fiscal Year	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at June 1, 2013
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$5,267	$—	$64,188	$500,000	$810,000	$2,245,000	$3,624,455	$3,937,563
Average Interest Rate	1.20%	0.0%	8.50%	7.50%	9.50%	8.67%	8.68%
Variable Rate	$8,708	$11,610	$11,610	$11,610	$553,610	$1,575,852	$2,173,000	$2,180,286
Average Interest Rate	4.00%	4.00%	4.00%	4.00%	2.91%	4.52%	4.10%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our Tranche 6 Term Loan, our Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 6 Term Loan, Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of June 1, 2013, our annual interest expense would change by approximately $9.1 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K (the "10-K") for the year ended March 2, 2013. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K.

        We were served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG and the United States Attorney's Office for the Central District of California. The subpoena requests records related to any gift card inducement programs for customers who transferred prescriptions for drugs or medicines to our pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. We have substantially completed our production of records in response to the subpoena. In June 2013, the government contacted us, and we are involved in ongoing discussions with the government regarding the matter.

        In April 2012, we received an administrative subpoena from the Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding our sale of products containing pseudoephedrine ("PSE"). In April 2012, we also received a communication from the United States Attorneys Office for the Northern District of New York ("USAO") concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). In April 2013, we received additional administrative subpoenas from DEA concerning certain retail PSE transactions at New York stores and the USAO commenced discussions with us regarding whether, from 2009 (upon implementation of an electronic PSE transaction logbook system) through the present, we sold products containing PSE in violation of the CMEA. Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against us. We are cooperating with the government and have provided information responsive to the subpoenas. We cannot predict the timing or outcome of any review by the DEA or USAO of such information.

ITEM 1A.    Risk Factors

        In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended March 2, 2013, and in Exhibit 99.2 to our Current Report on Form 8-K, filed on June 18, 2013, under the heading "Risk Factors," which could materially affect our business, financial condition or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Stockholder Agreement, dated August 23, 2006, amended and restated as of June 4, 2007, between Rite Aid Corporation, The Jean Coutu Group (PJC) Inc., Jean Coutu, Marcelle Coutu, Francois J. Coutu, Michel Coutu, Louis Coutu, Sylvie Coutu and Marie-Josee Coutu	Exhibit 2.2 to Form 10-Q, filed on July 12, 2007
2.2	Letter Agreement to the Amended and Restated Stockholder Agreement, dated April 20, 2010, by and between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 2.2 to Form 10-Q, filed on July 6, 2010
2.3	Registration Rights Agreement, dated August 23, 2006, between Rite Aid Corporation and The Jean Coutu Group (PJC) Inc.	Exhibit 10.2 to Form 8-K, filed on August 24, 2006
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	7% Series G Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation, dated January 28, 2005	Exhibit 3.2 to Form 8-K, filed on February 2, 2005
3.7	6% Series H Cumulative Convertible Pay-in-Kind Preferred Stock Certificate of Designation, dated January 28, 2005	Exhibit 3.3 to Form 8-K, filed on February 2, 2005
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.2
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.3
	Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation (as successor to Rite Aid Escrow Corp.), as issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the Company's 9.500% Senior Notes due 2017	Exhibit 4.2 to Form 8-K, filed on June 7, 2007
4.4
	First Supplemental Indenture, dated as of July 9, 2008, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.500% Senior Notes due 2017	Exhibit 4.20 to Form 10-Q, filed on July 10, 2008
4.5
	Fourth Supplemental Indenture, dated as of July 2, 2013, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Amended and Restated Indenture, dated as of June 4, 2007, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.500% Senior Notes due 2017	Exhibit 4.3 to Form 8-K, filed on July 2, 2013
4.6
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012

Exhibit Numbers	Description	Incorporation By Reference To
4.7	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.8
	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
4.9
	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Senior Debentures due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.10
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027 and 6.875% Senior Debentures due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.11
	Second Supplemental Indenture, dated as of February 21, 2013, between Rite Aid Corporation and U.S. Bank Trust National Association to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 6.875% Senior Debentures due 2013	Exhibit 4.3 to Form 8-K, filed on February 21, 2013
4.12	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999

Exhibit Numbers	Description	Incorporation By Reference To
4.13	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.14	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.15
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 29, 2008, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
10.1	Credit Agreement, dated as of June 21, 2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 21, 2013
10.2
	Exchange and Registration Rights Agreement relating to the 6.75% Senior Notes due 2021, dated July 2, 2013, among Rite Aid Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, as the Initial Purchasers	Exhibit 10.1 to Form 8-K, filed on July 2, 2013
11	Statement regarding computation of earnings per share (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 1, 2013 and March 2, 2013, (ii) Condensed Consolidated Statements of Operations for the thirteen week periods ended June 1, 2013 and June 2, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen week periods ended June 1, 2013 and June 2, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended June 1, 2013 and June 2, 2012 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 5, 2013	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: July 5, 2013	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer