Form 10-Q
period 2013-08-31
RITE AID CORP
filed 2013-10-03
CIK 84129

Use these links to rapidly review the document
RITE AID CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
OR
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

         The registrant had 916,175,148 shares of its $1.00 par value common stock outstanding as of September 19, 2013.

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

  •
  the continued impact of private and public third party payors reduction in prescription drug reimbursement and efforts to encourage mail order and limit access to payor networks;

  •
  competitive pricing pressures, including aggressive promotional activity from our competitors;

  •
  our inability to offset cost increases for generic drugs;

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our

Annual Report on Form 10-K for the fiscal year ended March 2, 2013 (the "Fiscal 2013 10-K"), which we filed with the SEC on April 23, 2013, and our Quarterly Report on Form 10-Q for the thirteen weeks ended June 1, 2013 (the "First Quarter 2014 10-Q") which we filed on July 5, 2013, and under the heading "Risk Factors" in Exhibit 99.2 to our Current Report on Form 8-K, which we filed with the SEC on June 18, 2013. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 31, 2013	March 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$144,167	$129,452
Accounts receivable, net	922,648	929,476
Inventories, net of LIFO reserve of $950,241 and $915,241	3,215,611	3,154,742
Prepaid expenses and other current assets	208,607	195,377

Total current assets	4,491,033	4,409,047
Property, plant and equipment, net	1,936,577	1,895,650
Other intangibles, net	438,776	464,404
Other assets	302,604	309,618

Total assets	$7,168,990	$7,078,719

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$47,213	$37,311
Accounts payable	1,415,880	1,384,644
Accrued salaries, wages and other current liabilities	1,084,312	1,156,315

Total current liabilities	2,547,405	2,578,270
Long-term debt, less current maturities	5,915,836	5,904,370
Lease financing obligations, less current maturities	88,510	91,850
Other noncurrent liabilities	935,105	963,663

Total liabilities	9,486,856	9,538,153
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued .008 and ..007	1	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 2,000 shares authorized; shares issued 1,876 and 1,821	187,601	182,097
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 916,081 and 904,268	916,081	904,268
Additional paid-in capital	4,280,068	4,280,831
Accumulated deficit	(7,642,773)	(7,765,262)
Accumulated other comprehensive loss	(58,844)	(61,369)

Total stockholders' deficit	(2,317,866)	(2,459,434)

Total liabilities and stockholders' deficit	$7,168,990	$7,078,719

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 31, 2013	September 1, 2012
Revenues	$6,278,165	$6,230,884
Costs and expenses:
Cost of goods sold	4,461,804	4,520,463
Selling, general and administrative expenses	1,602,931	1,618,169
Lease termination and impairment charges	11,390	7,783
Interest expense	106,716	129,054
Loss on debt retirements, net	62,172	—
Gain on sale of assets, net	(1,885)	(2,954)

	6,243,128	6,272,515

Income (loss) before income taxes	35,037	(41,631)
Income tax expense (benefit)	2,210	(2,866)

Net income (loss)	$32,827	$(38,765)

Computation of income (loss) attributable to common stockholders:
Net income (loss)	$32,827	$(38,765)
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(2,772)	(2,612)

Income (loss) attributable to common stockholders—basic and diluted	$30,029	$(41,403)

Basic and diluted income (loss) per share	$0.03	$(0.05)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	August 31, 2013	September 1, 2012
Net income (loss)	$32,827	$(38,765)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	1,262	1,019

Total other comprehensive income	$1,262	$1,019

Comprehensive income (loss)	$34,089	$(37,746)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012
Revenues	$12,571,222	$12,699,171
Costs and expenses:
Cost of goods sold	8,933,870	9,239,979
Selling, general and administrative expenses	3,212,192	3,306,235
Lease termination and impairment charges	22,362	19,926
Interest expense	219,780	259,642
Loss on debt retirements, net	62,172	17,842
Gain on sale of assets, net	(7,065)	(13,005)

	12,443,311	12,830,619

Income (loss) before income taxes	127,911	(131,448)
Income tax expense (benefit)	5,422	(64,595)

Net income (loss)	$122,489	$(66,853)

Computation of income (loss) attributable to common stockholders:
Net income (loss)	$122,489	$(66,853)
Accretion of redeemable preferred stock	(51)	(51)
Cumulative preferred stock dividends	(5,504)	(5,186)

Income (loss) attributable to common stockholders—basic	$116,934	$(72,090)
Add back—interest on convertible notes	2,728	—

Income (loss) attributable to common stockholders—diluted	$119,662	$(72,090)

Basic income (loss) per share	$0.13	$(0.08)

Diluted income (loss) per share	$0.12	$(0.08)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012
Net income (loss)	$122,489	$(66,853)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	2,525	2,039

Total other comprehensive income	$2,525	$2,039

Comprehensive income (loss)	$125,014	$(64,814)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012
Operating activities:
Net income (loss)	$122,489	$(66,853)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	200,493	208,370
Lease termination and impairment charges	22,362	19,926
LIFO charges	35,000	27,502
Gain on sale of assets, net	(7,065)	(13,005)
Stock-based compensation expense	8,077	8,653
Loss on debt retirements, net	62,172	17,842
Changes in operating assets and liabilities:
Accounts receivable	6,743	86,389
Inventories	(95,926)	87,779
Accounts payable	36,200	(117,116)
Other assets and liabilities, net	(126,633)	71,230

Net cash provided by operating activities	263,912	330,717

Investing activities:
Payments for property, plant and equipment	(170,850)	(148,211)
Intangible assets acquired	(35,651)	(19,967)
Proceeds from sale-leaseback transactions	3,989	3,950
Proceeds from dispositions of assets and investments	9,698	15,900

Net cash used in investing activities	(192,814)	(148,328)

Financing activities:
Proceeds from issuance of long-term debt	1,310,000	426,263
Net proceeds from (payments to) revolver	12,000	(136,000)
Principal payments on long-term debt	(1,321,971)	(471,323)
Change in zero balance cash accounts	(5,319)	(48,481)
Net proceeds from issuance of common stock	12,263	1,004
Financing fees paid for early debt redemption	(45,636)	(11,069)
Deferred financing costs paid	(17,720)	(10,743)

Net cash used in financing activities	(56,383)	(250,349)

Increase (decrease) in cash and cash equivalents	14,715	(67,960)
Cash and cash equivalents, beginning of period	129,452	162,285

Cash and cash equivalents, end of period	$144,167	$94,325

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $106 and $218, respectively)	$219,240	$192,503

Cash payments of income taxes, net of refunds	$401	$2,241

Equipment financed under capital leases	$13,117	$5,234

Equipment received for noncash consideration	$—	$2,132

Reduction in lease financing obligation	$—	$—

Preferred stock dividends paid in additional shares	$5,504	$5,186

Gross borrowings from revolver	$1,542,000	$293,000

Gross repayments to revolver	$1,530,000	$429,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 31, 2013 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the "Company") Fiscal 2013 10-K.

New Accounting Pronouncements

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. ASU No. 2013-11 is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. This pronouncement will have no effect on the financial statements as the Company has historically presented uncertain tax positions in accordance with ASU No. 2013-11.

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

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

2. Income (Loss) Per Share (Continued)

issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Numerator for income (loss) per share:
Net income (loss)	$32,827	$(38,765)	$122,489	$(66,853)
Accretion of redeemable preferred stock	(26)	(26)	(51)	(51)
Cumulative preferred stock dividends	(2,772)	(2,612)	(5,504)	(5,186)

Income (loss) attributable to common stockholders—basic	$30,029	$(41,403)	$116,934	$(72,090)
Add back—interest on convertible notes	—	—	2,728	—

Income (loss) attributable to common stockholders—diluted	$30,029	$(41,403)	$119,662	$(72,090)

Denominator:
Basic weighted average shares	901,992	889,645	897,993	888,573
Outstanding options and restricted shares, net	44,726	—	40,143	—
Convertible notes	—	—	24,800	—

Diluted weighted average shares	946,718	889,645	962,936	888,573

Basic income (loss) per share	$0.03	$(0.05)	$0.13	$(0.08)

Diluted income (loss) per share	$0.03	$(0.05)	$0.12	$(0.08)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income (loss) per share as of August 31, 2013 and September 1, 2012:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Stock options	39,014	83,591	43,668	83,591
Convertible notes	24,800	24,800	—	24,800
Convertible preferred stock	34,109	32,137	34,109	32,137

	97,923	140,528	77,777	140,528

        Also excluded from the computation of diluted income (loss) per share as of August 31, 2013 and September 1, 2012 are restricted shares and restricted stock units of 0 and 12,856, respectively, which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Impairment charges	$265	$47	$4,866	$543
Lease termination charges	11,125	7,736	17,496	19,383

	$11,390	$7,783	$22,362	$19,926

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Balance—beginning of period	$312,011	$358,583	$323,758	$367,864
Provision for present value of noncancellable lease payments of closed stores	5,981	678	6,374	4,252
Changes in assumptions about future sublease income, terminations and changes in interest rates	(308)	1,269	213	3,326
Interest accretion	5,452	5,871	10,909	11,927
Cash payments, net of sublease income	(19,499)	(21,130)	(37,617)	(42,098)

Balance—end of period	$303,637	$345,271	$303,637	$345,271

4. Fair Value Measurements

        The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

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

Non-Financial Assets Measured on a Non-Recurring Basis

        Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended August 31, 2013, long-lived assets from continuing operations with a carrying value of $18,162, primarily store assets, were written down to their fair value of $13,296, resulting in an impairment charge of $4,866 of which $265 relates to the thirteen-week period ended August 31, 2013. During the twenty-six week period ended September 1, 2012, long-lived assets from continuing operations with a carrying value of $1,144, primarily store assets, were written down to their fair value of $601, resulting in an impairment charge of $543 of which $47 relates to the thirteen-week period ended September 1, 2012. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

4. Fair Value Measurements (Continued)

        The following table presents fair values for those assets measured at fair value on a non-recurring basis at August 31, 2013 and September 1, 2012:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total as of August 31, 2013
Long-lived assets held for use	$—	$—	$865	$865
Long-lived assets held for sale	—	12,431	—	12,431

Total	$—	$12,431	$865	$13,296

	Level 1	Level 2	Level 3	Total as of September 1, 2012
Long-lived assets held for use	$—	$—	$601	$601
Long-lived assets held for sale	—	—	—	—

Total	$—	$—	$601	$601

        As of August 31, 2013 and September 1, 2012, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,932,715 and $6,158,284, respectively, as of August 31, 2013. There were no outstanding derivative financial instruments as of August 31, 2013 and March 2, 2013.

5. Income Taxes

        The Company recorded an income tax expense of $2,210 and an income tax benefit of $2,866 for the thirteen week periods ended August 31, 2013 and September 1, 2012, respectively, and an income tax expense of $5,422 and an income tax benefit of $64,595 for the twenty-six week periods ended August 31, 2013 and September 1, 2012, respectively. The income tax expense or benefit is recorded net of adjustments to maintain a full valuation allowance against the Company's net deferred tax assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

5. Income Taxes (Continued)

        The income tax expense for the thirteen and twenty-six week periods ended August 31, 2013 is primarily attributable to the accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by adjustments to the valuation allowance of $2,197 and $(34,692), respectively.

        The income tax benefit for the thirteen and twenty-six week periods ended September 1, 2012 was primarily attributable to the recognition of previously unrecognized tax benefits resulting from the appellate settlements of the Brooks Eckerd Internal Revenue Service (IRS) Audit of fiscal years 2004 - 2007 as well as the Commonwealth of Massachusetts Audit of fiscal years 2005 - 2007. These amounts were offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as these audits were related to pre-acquisition periods. The accrual of federal, state and local taxes for the thirteen and twenty-six week periods ended September 1, 2012 included adjustments to the valuation allowance of $15,058 and $42,845, respectively.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007, related to the June 2007 Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of August 31, 2013 and March 2, 2013 the Company had recoverable indemnification assets of $31,937 and $30,710 from Jean Coutu Group, respectively, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

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

        Over the next 12 months, the Company believes that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $32,025, which would impact the effective tax rate if the company's tax positions are sustained upon audit or the controlling statute of limitations expires. The primary driver of the decrease is contingent upon the statute of limitations expiring. The corresponding indemnification asset will reverse concurrently in selling, general and administrative expenses.

        The valuation allowances as of August 31, 2013 and March 2, 2013 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,188,983 and $2,223,675 against net deferred tax assets at August 31, 2013 and March 2, 2013, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

6. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of August 31, 2013 and March 2, 2013.

	August 31, 2013			March 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$629,870	$(432,767)	9 years	$623,541	$(413,556)	10 years
Prescription files	1,312,253	(1,070,580)	4 years	1,286,087	(1,031,668)	4 years

Total	$1,942,123	$(1,503,347)		$1,909,628	$(1,445,224)

        Also included in other non-current liabilities as of August 31, 2013 and March 2, 2013 are unfavorable lease intangibles with a net carrying amount of $66,227 and $70,195 respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $29,121 and $60,806 for the thirteen and twenty-six week periods ended August 31, 2013, respectively. Amortization expense for these intangible assets and liabilities was $30,753 and $64,829 for the thirteen and twenty-six week periods ended September 1, 2012, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2014—$109,429; 2015—$94,365; 2016—$82,848; 2017—$69,664 and 2018—$31,864.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at August 31, 2013 and March 2, 2013:

	August 31, 2013	March 2, 2013
Secured Debt:
Senior secured revolving credit facility due February 2018	$677,000	$665,000
Tranche 6 Term Loan due February 2020	1,158,098	1,161,000
7.5% senior secured notes (second lien) due March 2017	—	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,262 and $1,364)	268,738	268,636
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
Tranche 2 Term Loan (second lien) due June 2021	500,000	—
Other secured	5,268	5,298

	3,729,104	3,719,934
Guaranteed Unsecured Debt:
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $5,529)	—	804,471
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $4,423 and $4,759)	906,423	906,759
6.75% senior notes due June 2021	810,000	—

	1,716,423	1,711,230
Unguaranteed Unsecured Debt:
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	487,188	487,188
Lease financing obligations	118,844	115,179

Total debt	6,051,559	6,033,531
Current maturities of long-term debt and lease financing obligations	(47,213)	(37,311)

Long-term debt and lease financing obligations, less current maturities	$6,004,346	$5,996,220

Credit Facility

        The Company has a senior secured credit facility that consists of a $1,795,000 revolving credit facility and a $1,158,098 senior secured term loan (the "Tranche 6 Term Loan"). Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements (Continued)

1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. The Company is required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018. The Tranche 6 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 3.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. The Tranche 6 Term Loan is subject to a 1.00% LIBOR floor per annum.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 31, 2013, the Company had $677,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $90,319, which resulted in additional borrowing capacity of $1,027,681.

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

        The senior credit facility restricts the amount of secured and unsecured debt the Company may have outstanding. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020. However, the Company's second priority secured term loan facilities and the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. Pursuant to certain of the Company's existing indentures, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under the second priority secured term loan facilities and the indentures is generally governed by an interest coverage ratio test. As of August 31, 2013, the Company had the ability to issue additional unsecured debt under the second lien credit facility and other indentures.

        The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of August 31, 2013, availability under the revolving credit facility was in excess of $150,000 and, therefore, the financial covenant was not applicable. The senior secured credit facility also provides for customary events of default.

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

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

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

Other Transactions

        In June 2013, the Company completed a tender offer for its 7.5% senior secured notes due 2017 in which $419,237 aggregate principal amount of the outstanding 7.5% notes were tendered and repurchased. In July 2013, the Company redeemed the remaining 7.5% notes for $85,154, which included the call premium and interest to the redemption date. The tender offer for, and redemption of, the 7.5% notes were funded using the proceeds from the Tranche 2 Term Loan, borrowings under the Company's revolving credit facility and available cash.

        On July 2, 2013, the Company issued $810,000 of its 6.75% senior notes due 2021. The Company's obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee the Company's obligations under the senior secured credit facility, the second priority secured term loan facilities and the outstanding 8.00% senior secured notes due 2020, 10.25% senior secured notes due 2019 and 9.25% senior notes due 2020. The Company used the net proceeds of the 6.75% notes, borrowings under its revolving credit facility and available cash to repurchase and repay all of the Company's outstanding $810,000 aggregate principal of 9.5% senior notes due 2017.

        In July 2013, the Company completed a tender offer for its 9.5% notes in which $739,642 aggregate principal amount of the outstanding 9.5% notes were tendered and repurchased. In August 2013, the Company redeemed the remaining 9.5% notes for $73,440, which included the call premium and interest to the redemption date.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

7. Indebtedness and Credit Agreements (Continued)

        In connection with these refinancing transactions, the Company recorded a loss on debt retirement, including tender and call premium and interest, unamortized debt issue costs and unamortized discount of $62,172.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2014 and thereafter are as follows: 2014—$11,073; 2015—$11,610; 2016—$75,798; 2017—$11,610; 2018—$688,610 and $5,130,853 thereafter.

8. Stock Options and Stock Awards

        The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended August 31, 2013 and September 1, 2012 include $8,077 and $8,653, respectively, of compensation costs related to the Company's stock-based compensation arrangements.

        The total number and type of newly awarded grants and the related weighted average fair value for the thirteen week periods ended August 31, 2013 and September 1, 2012 are as follows:

	August 31, 2013		September 1, 2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	4,828	$1.91	12,020	$0.91
Stock awards granted	2,721	$2.77	5,450	$1.31

Total awards	7,549		17,470

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

        The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012
Expected stock price volatility	85%	85%
Expected dividend yield	0%	0%
Risk-free interest rate	1.4%	0.7%
Expected option life	5.5 years	5.5 years

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

8. Stock Options and Stock Awards (Continued)

        As of August 31, 2013, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock grants, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

	August 31, 2013
	Unvested stock options	Unvested restricted stock
Unrecognized pre-tax costs	$20,204	$12,508
Weighted average amortization period	2.6 years	2.1 years

9. Reclassifications from Accumulated Other Comprehensive Loss

        The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the thirteen and twenty-six week periods ended August 31, 2013 and September 1, 2012:

	Thirteen week period ended August 31, 2013		Thirteen Week Period Ended September 1,2012		Twenty-Six Week Period Ended August 31, 2013		Twenty-Six Week Period Ended September 1,2012
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance-beginning of period	$(60,106)	$(60,106)	$(51,614)	$(51,614)	$(61,369)	$(61,369)	$(52,634)	$(52,634)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	1,262	1,262	1,019	1,019	2,525	2,525	2,039	2,039

Balance-end of period	$(58,844)	$(58,844)	$(50,595)	$(50,595)	$(58,844)	$(58,844)	$(50,595)	$(50,595)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

9. Reclassifications from Accumulated Other Comprehensive Loss (Continued)

        The following table summarizes the effects on net income (loss) of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen and twenty-six week periods ended August 31, 2013 and September 1, 2012:

	Thirteen Week Periods Ended August 31, 2013 and September 1, 2012
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	August 31, 2013	September 1, 2012	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(60)	$(60)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(1,202)	(959)	Selling, general and administrative expenses

	(1,262)	(1,019)	Total before income tax expense
	—	—	Income tax expense(b)

	$(1,262)	$(1,019)	Net of income tax expense

	Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	August 31, 2013	September 1, 2012	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(120)	$(120)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(2,405)	(1,919)	Selling, general and administrative expenses

	(2,525)	(2,039)	Total before income tax expense
	—	—	Income tax expense(b)

	$(2,525)	$(2,039)	Net of income tax expense

(a)
—See Note 10, Retirement Plans for additional details.

(b)
—Income tax expense is $0 due to the valuation allowance. See Note 5, Income Taxes for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

10. Retirement Plans

        Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 31, 2013 and September 1, 2012, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Service cost	$830	$867	$—	$—	$1,660	$1,735	$—	$—
Interest cost	1,551	1,565	135	154	3,102	3,131	271	308
Expected return on plan assets	(1,779)	(1,749)	—	—	(3,558)	(3,498)	—	—
Amortization of unrecognized prior service cost	60	60	—	—	120	120	—	—
Amortization of unrecognized net loss	1,202	959	—	—	2,405	1,919	—	—

Net pension expense	$1,864	$1,702	$135	$154	$3,729	$3,407	$271	$308

        During the thirteen and twenty-six week periods ended August 31, 2013 the Company contributed $414 and $818 respectively, to the Nonqualified Executive Retirement Plans. During the remainder of fiscal 2014, the Company expects to contribute $844 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

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

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

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

        The Company received a subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

(Dollars and share information in thousands, except per share amounts)

(Unaudited)

11. Commitments and Contingencies (Continued)

hazardous waste. The Company cooperated fully in this matter with California regulators and has reached a settlement resolving potential claims on a statewide basis. A proposed final judgment negotiated by the parties was filed in the Superior Court of San Joaquin County and approved by the Court on September 24, 2013. As part of this settlement, the Company has agreed to pay civil penalties, supplemental environmental project payments and costs aggregating $12.3 million, and has consented to injunctive provisions regarding future compliance with California hazardous materials laws. The aggregate payment with respect to the civil penalties, supplemental environmental projects and cost reimbursement had been previously accrued, will not impact the Company's current fiscal year results of operations and will not be material to the Company's financial condition.

        The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding Rite Aid's Rx Savings Program and the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General. The Company has substantially completed its response to both of the subpoenas and is unable to predict the timing or outcome of any review by the government of such information.

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

        The Company was served with a Civil Investigative Demand dated June 21, 2013 by the United States Attorney's Office for the Eastern District of California. The CID requests records and responses to interrogatories regarding Rite Aid's Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated "Code 1" by the State of California. The Company is in the process of producing responsive documents and interrogatory responses and is unable to predict the timing or outcome of any review by the government of such information.

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

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2013 and September 1, 2012

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

12. Related Party Transactions

        On July 22, 2013, the Jean Coutu Group announced that it had sold all of its 65,401,162 shares of Rite Aid's common stock. As a result of this sale, the Jean Coutu Group was required to cause its designee to resign from Rite Aid's board of directors and accordingly, Francois J. Coutu has notified the Company that he will resign from Rite Aid's board of directors effective October 31, 2013.

13. Subsequent Event

        On September 26, 2013, the Company agreed to exchange all of its outstanding Series G and Series H preferred stock, that had been held by Green Equity Investors III, L.P., for 40,000,000 shares of the Company's common stock pursuant to an individually negotiated exchange agreement. The transaction closed on September 30, 2013 and the shares of common stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act. Following the settlement date of the transaction, no shares of the Series G and Series H preferred stock remain outstanding and the Company's Restated Certificate of Incorporation has been further amended to eliminate all references to the Series G and Series H preferred stock.

        On the settlement date of the transaction, John M. Baumer, a member of the Board of Directors of the Company elected by the holders of the Series G and Series H preferred stock, resigned from the Company's Board of Directors effective as of the settlement date, in accordance with the terms of the exchange agreement. Mr. Baumer is a limited partner of Leonard Green & Partners, L.P., an affiliate of the holder of the Series G and Series H preferred stock.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net income for the thirteen and twenty-six week periods ended August 31, 2013 was $32.8 million and $122.5 million, respectively, compared to a net loss of $38.8 million and $66.9 million for the thirteen and twenty-six week periods ended September 1, 2012. The improvement in our operating results was driven primarily by higher gross profit from generic drugs, lower selling, general and administrative expenses (SG&A), the settlement of a prescription drug antitrust matter and lower interest expense, partially offset by continued reimbursement rate pressures and a higher loss on debt retirement.

        Adjusted EBITDA for the thirteen and twenty-six week periods ended August 31, 2013 was $341.6 million and $686.4 million, respectively, compared to $218.7 million and $492.8 million for the thirteen and twenty-six week periods ended September 1, 2012. The improvement in Adjusted EBITDA was largely driven by the continued benefit of new generic introductions on pharmacy gross margin as well as improved front-end gross margin, strong expense control and the settlement of a prescription drug antitrust matter.

  Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands)
Revenues	$6,278,165	$6,230,884	$12,571,222	$12,699,171
Revenue growth (decline)	0.8%	(0.6)%	(1.0)%	0.3%
Same store sales growth (decline)	1.0%	0.0%	(0.8)%	1.2%
Pharmacy sales growth (decline)	1.4%	(1.6)%	(1.5)%	0.0%
Same store prescription count increase (decrease)	0.0%	4.0%	(0.1)%	3.5%
Same store pharmacy sales growth (decline)	1.7%	(0.7)%	(1.1)%	0.8%
Pharmacy sales as a % of total sales	67.9%	67.5%	67.7%	68.0%
Third party sales as a % of total pharmacy sales	97.0%	96.5%	97.0%	96.6%
Front-end sales (decline) growth	(0.6)%	0.8%	(0.1)%	1.4%
Same store front-end sales (decline) growth	(0.3)%	1.4%	0.0%	2.0%
Front-end sales as a % of total sales	32.1%	32.5%	32.3%	32.0%
Adjusted EBITDA(*)	$341,589	$218,653	$686,367	$492,818
Store data:
Total stores (beginning of period)	4,615	4,652	4,623	4,667
New stores	—	—	—	—
Store acquisitions	1	—	1	—
Closed stores	(12)	(9)	(20)	(24)
Total stores (end of period)	4,604	4,643	4,604	4,643
Relocated stores	5	4	5	6
Remodeled stores	109	147	217	290

(*)
See Adjusted EBITDA and Other Non-GAAP Measures for additional details

  Revenues

        Revenues increased 0.8% for the thirteen weeks ended August 31, 2013 compared to a decrease of 0.6% for the thirteen weeks ended September 1, 2012. The increase in revenues for the thirteen week period ended August 31, 2013 was primarily a result of an increase in same store sales, which were partially offset by store closings. At the end of the period, we operated 39 fewer stores than at the end of the same period last year. Pharmacy same store sales increased by 1.7% for the thirteen week period ended August 31, 2013. The increase in same store sales was due primarily to brand drug inflation, partially offset by an approximate 2.5% negative impact from generic introductions and continued lower reimbursement rates. Same store prescription count for the thirteen week period ended August 31, 2013 was flat compared to the thirteen week period ended September 1, 2012. Front-end same store sales decreased by 0.3% in the thirteen week period ended August 31, 2013.

        Revenues decreased 1.0% and increased 0.3% in the twenty-six week periods ended August 31, 2013 and September 1, 2012, respectively. Revenue decreases for the twenty-six week period ended August 31, 2013 were driven by a decrease in pharmacy same store sales and store closings. Pharmacy same store sales decreased by 1.1% for the twenty-six week period ended August 31, 2013 due to an approximate 3.6% negative impact from generic introductions and continued reimbursement rate pressures, partially offset by brand drug inflation. Front-end same store sales were flat for the twenty-six week period ended August 31, 2013.

        We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in the same store sales until one year has lapsed.

  Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands)
Cost of goods sold	$4,461,804	$4,520,463	$8,933,870	$9,239,979
Gross profit	1,816,361	1,710,421	3,637,352	3,459,192
Gross margin	28.9%	27.5%	28.9%	27.2%
Selling, general and administrative expenses	1,602,931	1,618,169	3,212,192	3,306,235
Selling, general and administrative expenses as a percentage of revenues	25.5%	26.0%	25.6%	26.0%
Lease termination and impairment charges	11,390	7,783	22,362	19,926
Interest expense	106,716	129,054	219,780	259,642

  Cost of Goods Sold

        Gross profit increased $105.9 million and $178.2 million and gross margin increased 1.4% and 1.7% for the thirteen and twenty-six week periods ended August 31, 2013. Pharmacy gross profit was higher due to the continued benefit of generic drug introductions, partially offset by continued reimbursement rate pressures and product cost increases on certain generics. Front-end gross profit was higher due to higher vendor promotional funding, partially offset by higher tier discounts from our wellness + customer loyalty program and other markdowns. Gross profit was also positively impacted by a $23.5 million prescription drug antitrust litigation settlement, partially offset by a higher estimated LIFO charge.

        Gross margin was 28.9% of sales for the thirteen and twenty-six week periods ended August 31, 2013 compared to 27.5% and 27.2% of sales for the thirteen and twenty-six week periods ended

September 1, 2012. The improvement in gross margin was primarily due to generic drug introductions, higher vendor promotional funding and the litigation proceeds noted above. Offsetting these factors were continued reimbursement rate pressures, a higher LIFO expense, and increased promotional markdowns.

        We use the last-in, first-out ("LIFO") method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $23.0 million and $35.0 million for the thirteen and twenty-six week periods ended August 31, 2013 compared to LIFO charges of $8.8 million and $27.5 million for the thirteen and twenty-six week periods ended September 1, 2012. The higher estimated LIFO charge for this year relates to higher expected pharmacy inflation rates.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.5% in the thirteen week period ended August 31, 2013 compared to 26.0% in the thirteen week period ended September 1, 2012. The decrease in SG&A as a percentage of revenues is due to slightly lower legal fees and litigation costs, other store expenses, occupancy costs and depreciation and amortization.

        SG&A as a percentage of revenues was 25.6% in the twenty-six week period ended August 31, 2013 compared to 26.0% in the twenty-six week period ended September 1, 2012. The decrease in SG&A as a percentage of revenues for the twenty-six week period is due primarily to the prior year reversal of $60.2 million of tax indemnification asset resulting from our settlement with the IRS associated with a pre-acquisition Brooks Eckerd tax audit, which was offset by an income tax benefit and higher prior year litigation charges relating to the $20.9 million settlement of certain wage and hour class actions. In addition, SG&A decreased in the current year due to lower depreciation and amortization and lower legal fees and litigation costs. These amounts are partially offset by increased salary and benefit costs.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Impairment charges	$265	$47	$4,866	$543
Lease termination charges	11,125	7,736	17,496	19,383

	$11,390	$7,783	$22,362	$19,926

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

  Interest Expense

        Interest expense was $106.7 million and $219.8 million for the thirteen and twenty-six week periods ended August 31, 2013, respectively, compared to $129.1 million and $259.6 million for the thirteen and twenty-six week periods ended September 1, 2012. The weighted average interest rates on our indebtedness for the twenty-six week periods ended August 31, 2013 and September 1, 2012 were 6.6% and 7.4%, respectively.

  Income Taxes

        We recorded an income tax expense of $2.2 million and an income tax benefit of $2.9 million for the thirteen week periods ended August 31, 2013 and September 1, 2012, respectively, and an income tax expense of $5.4 million and an income tax benefit of $64.6 million for the twenty-six week periods ended August 31, 2013 and September 1, 2012, respectively. The income tax expense or benefit is recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets.

        The income tax expense for the thirteen and twenty-six week periods ended August 31, 2013 is primarily attributable to the accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by adjustments to the valuation allowance of $2.2 million and $(34.7) million, respectively.

        The income tax benefit for the thirteen and twenty-six week periods ended September 1, 2012 was primarily attributable to the recognition of previously unrecognized tax benefits resulting from reaching an agreement with the IRS Appellate Division settling the examination of the Brooks Eckerd fiscal years 2004 - 2007 as well as the Commonwealth of Massachusetts Audit of fiscal years 2005 - 2007. The settlements with the IRS and the Commonwealth of Massachusetts did not impact our net financial position, results of operations or cash flows. Furthermore, the settlements resulted in the resolution of tax contingencies associated with these tax years which had impacted the effective rate by decreasing tax expense in the first and second quarters by $66.7 million. This amount was offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses. The accrual of federal, state and local taxes for the thirteen and twenty-six week periods ended September 1, 2012 included adjustments to the valuation allowance of $15.1 million and $42.8 million, respectively.

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

        Over the next 12 months, we believe that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $32.0 million which would impact the effective tax rate if our tax positions are sustained upon audit or the controlling statute of limitations expires. The primary driver of the decrease is contingent upon the statute of limitations expiring. The corresponding indemnification asset will reverse concurrently in selling, general and administrative expenses.

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

Liquidity and Capital Resources

  General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under the revolving credit facility of our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of August 31, 2013 was $1,029.3 million.

  Credit Facility

        Our senior secured credit facility consists of a $1.795 billion revolving credit facility and a $1.158 billion Tranche 6 Term Loan. Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. We are required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 31, 2013, we had $677.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $90.3 million, which resulted in additional borrowing capacity of $1,027.7 million.

        The credit facility also includes our $1.158 billion senior secured term loan (the "Tranche 6 Term Loan"). The Tranche 6 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 3.00% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. We must make mandatory prepayments of the Tranche 6 Term Loan with the proceeds of certain asset dispositions and casualty events (subject to certain limitations), and with the proceeds of certain issuances of debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 6 Term Loan may also be required.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to May 21, 2020. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020; however, certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt or other exemptions are not available. The senior secured credit facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The senior secured facility also allows, so long as the senior secured credit facility is not in default and we maintain availability on the revolving credit facility of more than $100.0 million, for the voluntary repurchase of any debt and the mandatory repurchase of our 8.5% convertible notes due 2015.

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility also has one financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of August 31, 2013, availability under the revolving credit facility was in excess of $150.0 million and, therefore, the financial covenant was not applicable.

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

        The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of August 31, 2013, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.095 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of August 31, 2013, we had the ability to issue additional unsecured debt under the second lien credit facility and other indentures.

  Other Transactions

        In June 2013, $419.2 million aggregate principal amount of the outstanding 7.5% senior secured notes due 2017 were tendered and repurchased by us. In July 2013, we redeemed the remaining 7.5% notes for $85.2 million which included the call premium and interest to the redemption date. The tender offer for, and redemption of, the 7.5% notes were funded using the proceeds from the Tranche 2 Term Loan, borrowings under our revolving credit facility and available cash.

        On July 2, 2013, we issued $810.0 million of our 6.75% senior notes due 2021. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of our subsidiaries that guarantee our obligations under our senior secured credit facility, our second priority secured term loan facilities and our outstanding 8.00% senior secured notes due 2020, 10.25% senior secured notes due 2019 and 9.25% senior notes due 2020. We used the net proceeds of the 6.75% notes, borrowings under our revolving credit facility and available cash to repurchase and repay all of our outstanding $810.0 million aggregate principal of 9.5% senior notes due 2017.

        In July 2013, $739.6 million aggregate principal amount of the outstanding 9.5% notes were tendered and repurchased by us. In August 2013, we redeemed the remaining 9.5% notes for $73.4 million, which included call premium and interest to the redemption date.

        In connection with these refinancing transactions, we recorded a loss on debt retirement, including tender and call premium and interest, unamortized debt issue costs and unamortized discount of $62.2 million during the second quarter of fiscal 2014.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $263.9 million and $330.7 million in the twenty-six week periods ended August 31, 2013 and September 1, 2012, respectively. Operating cash flow was positively impacted by net income and an increase in accounts payable due to the timing of payments, partially offset by uses of cash in connection with increases in accounts receivable relating to the timing of payments from third party payors, increased inventory and a use of cash in other assets and liabilities, net, primarily due to reductions of payroll related accruals, and vendor revenue deferrals.

        Cash used in investing activities was $192.8 million and $148.3 million for the twenty-six week periods ended August 31, 2013 and September 1, 2012, respectively. Cash used for the purchase of property, plant, equipment and prescription files were higher than in the prior year due to a higher amount of Wellness store remodels and prescription file buys. Proceeds from the sale of assets were lower as compared to the prior year.

        Cash used in financing activities was $56.4 million and $250.3 million for the twenty-six week periods ended August 31, 2013 and September 1, 2012, respectively. Cash used in financing activities for the twenty-six weeks ended August 31, 2013 reflects financing fees paid for early debt retirement and deferred financing costs paid in connection with the issuance of our Tranche 2 Term Loan and 6.75% senior notes due 2021 and the corresponding retirement of our 7.5% senior secured notes due 2017 and our 9.5% senior notes due 2017.

  Capital Expenditures

        During the thirteen and twenty-six week periods ended August 31, 2013 and September 1, 2012 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
New store construction, store relocation and store remodel projects	$59,235	$49,868	$109,811	$101,775
Technology enhancements, improvements to distribution centers and other corporate requirements	30,717	20,314	61,056	46,396
Purchase of prescription files from other retail pharmacies	23,857	11,039	35,635	20,008

Total capital expenditures	$113,809	$81,221	$206,502	$168,179

        We have completed 1,019 Wellness store remodels as of August 31, 2013. We plan on making total capital expenditures of approximately $400.0 million during fiscal 2014, consisting of approximately 55% related to store relocations and remodels and new store construction, 29% related to infrastructure and maintenance requirements and 16% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Although it is not likely, should we determine, at any time, that it is necessary to obtain additional short-term liquidity, we will evaluate our alternatives and take appropriate steps to obtain sufficient additional funds. There can be no assurance that any such supplemental funding, if sought, could be obtained or if obtained, would be on terms acceptable to us. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase outstanding indebtedness, or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our Fiscal 2013 10-K.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Fiscal 2013 10-K and our First Quarter Fiscal 2014 10-Q and under the heading "Risk Factors" in Exhibit 99.2 to our Current Report on Form 8-K, which we filed with the SEC on June 18, 2012.

Adjusted EBITDA and Other Non-GAAP Measures

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP metrics serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes (and any corresponding adjustments to tax indemnification asset), interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, stock-based compensation expense, debt retirements, sale of assets and investments, revenue deferrals related to customer loyalty program and other items. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance. In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of Adjusted EBITDA to our net income (loss) for the thirteen and twenty-six week periods ended August 31, 2013 and September 1, 2012:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands)
Net income (loss)	$32,827	$(38,765)	$122,489	$(66,853)
Interest expense	106,716	129,054	219,780	259,642
Income tax expense (benefit)	2,210	(2,866)	5,422	(64,595)
Adjustments to tax indemnification asset(1)	(614)	—	(1,227)	60,237
Depreciation and amortization expense	99,247	101,999	200,493	208,370
LIFO charges	23,000	8,752	35,000	27,502
Lease termination and impairment charges	11,390	7,783	22,362	19,926
Stock-based compensation expense	3,837	4,695	8,077	8,653
Gain on sale of assets, net	(1,885)	(2,954)	(7,065)	(13,005)
Loss on debt retirements, net	62,172	—	62,172	17,842
Closed facility liquidation expense	851	1,411	1,790	2,867
Severance costs	—	(72)	—	(72)
Customer loyalty card program revenue deferral	1,526	4,813	16,128	27,993
Other	312	4,803	946	4,311

Adjusted EBITDA	$341,589	$218,653	$686,367	$492,818

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 31, 2013.

Fiscal Year	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at 08/31/2013
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$5,268	$—	$64,188	$—	$—	$3,055,000	$3,124,456	$3,367,366
Average Interest Rate	1.20%	0.00%	8.50%	0.00%	0.00%	8.16%	8.16%
Variable Rate	$5,805	$11,610	$11,610	$11,610	$688,610	$2,075,853	$2,805,098	$2,790,918
Average Interest Rate	4.00%	4.00%	4.00%	4.00%	2.49%	4.61%	4.08%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our Tranche 6 Term Loan, our Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 6 Term Loan, Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of August 31, 2013, our annual interest expense would change by approximately $10.6 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K (the "10-K") for the year ended March 2, 2013 and our quarterly report on Form 10-Q for the period ended June 1, 2013 (the "First Quarter 10-Q"). The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K and the First Quarter 10-Q.

        We received a subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of hazardous waste. We cooperated fully in this matter with California regulators and have reached a settlement resolving potential claims on a statewide basis. A proposed final judgment negotiated by the parties was filed in the Superior Court of San Joaquin County and was approved by the Court on September 24, 2013. As part of this settlement, we have agreed to pay civil penalties, supplemental environmental project payments and cost aggregating $12.3 million and has consented to injunctive provisions regarding future compliance with California hazardous materials laws. The aggregate payment of the civil penalties, supplemental environmental projects and cost reimbursement had been previously accrued, will not impact our current fiscal year results of operations and will not be material to our financial condition.

        We were served with a Civil Investigative Demand dated June 21, 2013 by the United States Attorney's Office for the Eastern District of California. The CID requests records and responses to interrogatories regarding Rite Aid's Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated "Code 1" by the State of California. We are in the process of producing responsive documents and interrogatory responses and are unable to predict the timing or outcome of any review by the government of such information.

ITEM 1A.    Risk Factors

        In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Fiscal 2013 10-K, and in Exhibit 99.2 to our Current Report on Form 8-K, filed on June 18, 2013, under the heading "Risk Factors," which could materially affect our business, financial condition or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Repurchases of Equity Securities.    The table below is a listing of repurchases of Common Stock during the second quarter of fiscal 2014.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
June 2 to June 29, 2013(1)	1,339,485	$2.83	—	—

June 30 to July 27, 2013	—	—	—	—

July 28 to August 31, 2013	—	—	—	—

(1)
Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.2
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.3
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.4
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.5
	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
4.6
	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Senior Debentures due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993

Exhibit Numbers	Description	Incorporation By Reference To
4.7	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027 and 6.875% Senior Debentures due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.8	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.9
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.10	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.11
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 29, 2008, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
10.1	Credit Agreement, dated as of June 21, 2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 21, 2013

Exhibit Numbers	Description	Incorporation By Reference To
10.2	Exchange and Registration Rights Agreement relating to the 6.75% Senior Notes due 2021, dated July 2, 2013, among Rite Aid Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, as the Initial Purchasers	Exhibit 10.1 to Form 8-K, filed on July 2, 2013
10.3	Exchange Agreement, dated as of September 26, 2013, between Rite Aid Corporation and Green Equity Investors III, L.P.	Filed herewith
11	Statement regarding computation of earnings per share (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at August 31, 2013 and March 2, 2013, (ii) Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended August 31, 2013 and September 1, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six week periods ended August 31, 2013 and September 1, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 31, 2013 and September 1, 2012 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 3, 2013	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: October 3, 2013	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer