Form 10-Q
period 2013-11-30
RITE AID CORP
filed 2014-01-08
CIK 84129

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
OR
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

        The registrant had 966,525,581 shares of its $1.00 par value common stock outstanding as of December 19, 2013.

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and included in our

Annual Report on Form 10-K for the fiscal year ended March 2, 2013 (the "Fiscal 2013 10-K"), which we filed with the SEC on April 23, 2013, our Quarterly Report on Form 10-Q for the thirteen weeks ended June 1, 2013 (the "First Quarter 2014 10-Q"), which we filed on July 5, 2013, and our Quarterly Report on Form 10-Q for the thirteen weeks ended August 31, 2013 (the "Second Quarter 2014 10-Q"), which we filed on October 3, 2013, and under the heading "Risk Factors" in Exhibit 99.2 to our Current Report on Form 8-K, which we filed with the SEC on June 18, 2013. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 30, 2013	March 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$183,212	$129,452
Accounts receivable, net	850,249	929,476
Inventories, net of LIFO reserve of $975,241 and $915,241	3,301,103	3,154,742
Prepaid expenses and other current assets	111,689	195,377

Total current assets	4,446,253	4,409,047
Property, plant and equipment, net	1,957,584	1,895,650
Other intangibles, net	438,281	464,404
Other assets	296,049	309,618

Total assets	$7,138,167	$7,078,719

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$47,753	$37,311
Accounts payable	1,397,093	1,384,644
Accrued salaries, wages and other current liabilities	1,120,238	1,156,315

Total current liabilities	2,565,084	2,578,270
Long-term debt, less current maturities	5,825,816	5,904,370
Lease financing obligations, less current maturities	78,857	91,850
Other noncurrent liabilities	897,235	963,663

Total liabilities	9,366,992	9,538,153
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share, liquidation value $100 per share; 0 and 2,000 shares authorized; shares issued 0 and ..007	—	1
Preferred stock—series H, par value $1 per share, liquidation value $100 per share; 0 and 2,000 shares authorized; shares issued 0 and 1,821	—	182,097
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 965,411 and 904,268	965,411	904,268
Additional paid-in capital	4,434,570	4,280,831
Accumulated deficit	(7,571,225)	(7,765,262)
Accumulated other comprehensive loss	(57,581)	(61,369)

Total stockholders' deficit	(2,228,825)	(2,459,434)

Total liabilities and stockholders' deficit	$7,138,167	$7,078,719

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 30, 2013	December 1, 2012
Revenues	$6,357,732	$6,237,847
Costs and expenses:
Cost of goods sold	4,557,066	4,426,526
Selling, general and administrative expenses	1,632,299	1,612,198
Lease termination and impairment charges	1,672	14,366
Interest expense	102,819	128,371
Loss on debt retirements, net	271	—
Gain on sale of assets, net	(9,331)	(6,262)

	6,284,796	6,175,199

Income before income taxes	72,936	62,648
Income tax expense	1,388	777

Net income	$71,548	$61,871

Computation of income attributable to common stockholders:
Net income	$71,548	$61,871
Accretion of redeemable preferred stock	(26)	(26)
Cumulative preferred stock dividends	(2,814)	(2,651)
Conversion of Series G and H preferred stock	(25,603)	—

Income attributable to common stockholders—basic	43,105	59,194
Add back-interest on convertible notes	—	1,334

Income attributable to common stockholders—diluted	$43,105	$60,528

Basic income per share	$0.05	$0.07

Diluted income per share	$0.04	$0.07

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	November 30, 2013	December 1, 2012
Net income	$71,548	$61,871
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	1,263	1,020

Total other comprehensive income	1,263	1,020

Comprehensive income	$72,811	$62,891

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012
Revenues	$18,928,954	$18,937,018
Costs and expenses:
Cost of goods sold	13,490,936	13,666,505
Selling, general and administrative expenses	4,844,491	4,918,433
Lease termination and impairment charges	24,034	34,292
Interest expense	322,599	388,013
Loss on debt retirements, net	62,443	17,842
Gain on sale of assets, net	(16,396)	(19,267)

	18,728,107	19,005,818

Income (loss) before income taxes	200,847	(68,800)
Income tax expense (benefit)	6,810	(63,818)

Net income (loss)	$194,037	$(4,982)

Computation of income (loss) attributable to common stockholders:
Net income (loss)	$194,037	$(4,982)
Accretion of redeemable preferred stock	(77)	(77)
Cumulative preferred stock dividends	(8,318)	(7,837)
Conversion of Series G and H preferred stock	(25,603)	—

Income (loss) attributable to common stockholders—basic and diluted	$160,039	$(12,896)

Basic income (loss) per share	$0.18	$(0.01)

Diluted income (loss) per share	$0.17	$(0.01)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012
Net income (loss)	$194,037	$(4,982)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	3,788	3,059

Total other comprehensive income	3,788	3,059

Comprehensive income (loss)	$197,825	$(1,923)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012
Operating activities:
Net income (loss)	$194,037	$(4,982)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	301,681	311,160
Lease termination and impairment charges	24,034	34,292
Gain from lease termination	(8,750)	—
LIFO charges	60,000	27,502
Gain on sale of assets, net	(16,396)	(19,267)
Stock-based compensation expense	12,194	12,872
Loss on debt retirements, net	62,443	17,842
Changes in operating assets and liabilities:
Accounts receivable	79,895	95,732
Inventories	(206,408)	13,055
Accounts payable	25,160	55,498
Other assets and liabilities, net	(19,972)	55,533

Net cash provided by operating activities	507,918	599,237

Investing activities:
Payments for property, plant and equipment	(255,269)	(233,195)
Intangible assets acquired	(64,605)	(45,659)
Proceeds from sale-leaseback transactions	3,989	6,355
Proceeds from dispositions of assets and investments	14,157	27,744
Proceeds from lease termination	8,750	—
Proceeds from insured loss	6,138	—

Net cash used in investing activities	(286,840)	(244,755)

Financing activities:
Proceeds from issuance of long-term debt	1,310,000	426,263
Net payments to revolver	(75,000)	(136,000)
Principal payments on long-term debt	(1,332,528)	(479,147)
Change in zero balance cash accounts	(10,161)	(43,507)
Net proceeds from issuance of common stock	24,881	1,103
Payments for the repurchase of preferred stock	(21,034)	—
Financing fees paid for early debt redemption	(45,636)	(11,069)
Deferred financing costs paid	(17,840)	(10,769)

Net cash used in financing activities	(167,318)	(253,126)

Increase in cash and cash equivalents	53,760	101,356
Cash and cash equivalents, beginning of period	129,452	162,285

Cash and cash equivalents, end of period	$183,212	$263,641

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $163 and $319, respectively)	$313,302	$311,026

Cash payments of income taxes, net of refunds	$2,283	$3,515

Equipment financed under capital leases	$15,023	$7,251

Equipment received for noncash consideration	$1,588	$2,636

Reduction in lease financing obligation	$—	$—

Preferred stock dividends paid in additional shares	$8,318	$7,837

Gross borrowings from revolver	$1,915,000	$293,000

Gross repayments to revolver	$1,990,000	$429,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 30, 2013 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the "Company") Fiscal 2013 10-K.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Income (Loss) Per Share (Continued)

issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Numerator for income (loss) per share:
Net income (loss)	$71,548	$61,871	$194,037	$(4,982)
Accretion of redeemable preferred stock	(26)	(26)	(77)	(77)
Cumulative preferred stock dividends	(2,814)	(2,651)	(8,318)	(7,837)
Conversion of Series G and H preferred stock	(25,603)	—	(25,603)	—

Income (loss) attributable to common stockholders—basic	$43,105	$59,194	$160,039	$(12,896)
Add back—interest on convertible notes	—	1,334	—	—

Income (loss) attributable to common stockholders—diluted	$43,105	$60,528	$160,039	$(12,896)

Denominator:
Basic weighted average shares	938,994	891,031	911,608	889,187
Outstanding options and restricted shares, net	48,843	1,977	41,227	—
Convertible notes	—	24,800	—	—

Diluted weighted average shares	987,837	917,808	952,835	889,187

Basic income (loss) per share	$0.05	$0.07	$0.18	$(0.01)

Diluted income (loss) per share	$0.04	$0.07	$0.17	$(0.01)

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income (loss) per share as of November 30, 2013 and December 1, 2012:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Stock options	23,564	70,868	32,433	83,169
Convertible notes	24,800	—	24,800	24,800
Convertible preferred stock	—	32,619	—	32,619

	48,364	103,487	57,233	140,588

        Also excluded from the computation of diluted income (loss) per share for the thirty-nine week periods ended November 30, 2013 and December 1, 2012 are restricted shares and restricted stock units of 0 and 12,753, respectively, which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Impairment charges	$335	$339	$5,201	$882
Lease termination charges	1,337	14,027	18,833	33,410

	$1,672	$14,366	$24,034	$34,292

Impairment Charges

        These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management's intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

Lease Termination Charges

        As part of the Company's ongoing business activities, the Company assesses stores and distribution centers for potential closure or relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease termination charges, lease exit costs and inventory liquidation charges, as well as impairment of assets at these locations. During November 2013, the Company sold its lease rights for one store for a gain of $8,750, which is included as a reduction to lease termination charges and is reflected in the table below as a component of cash payments, net of sublease income. The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Balance—beginning of period	$303,637	$345,271	$323,758	$367,865
Provision for present value of noncancellable lease payments of closed stores	4,522	7,270	10,896	11,522
Changes in assumptions about future sublease income, terminations and changes in interest rates	(8,112)	1,062	(7,899)	4,388
Interest accretion	5,225	5,729	16,133	17,655
Cash payments, net of sublease income	(10,127)	(23,866)	(47,743)	(65,964)

Balance—end of period	$295,145	$335,466	$295,145	$335,466

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

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

Non-Financial Assets Measured on a Non-Recurring Basis

        Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended November 30, 2013, long-lived assets from continuing operations with a carrying value of $18,587, primarily store assets, were written down to their fair value of $13,386, resulting in an impairment charge of $5,201 of which $335 relates to the thirteen-week period ended November 30, 2013. During the thirty-nine week period ended December 1, 2012, long-lived assets from continuing operations with a carrying value of $2,632, primarily store assets, were written down to their fair value of $1,750, resulting in an impairment charge of $882 of which $339 relates to the thirteen-week period ended December 1, 2012. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Fair Value Measurements (Continued)

        The following table presents fair values for those assets measured at fair value on a non-recurring basis at November 30, 2013 and December 1, 2012:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total as of November 30, 2013
Long-lived assets held for use	$—	$—	$955	$955
Long-lived assets held for sale	—	12,431	—	12,431

Total	$—	$12,431	$955	$13,386

	Level 1	Level 2	Level 3	Total as of December 1, 2012
Long-lived assets held for use	$—	$975	$775	$1,750
Long-lived assets held for sale	—	—	—	—

Total	$—	$975	$775	$1,750

        As of November 30, 2013 and December 1, 2012, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,842,694 and $6,211,376, respectively, as of November 30, 2013. There were no outstanding derivative financial instruments as of November 30, 2013 and March 2, 2013.

5. Income Taxes

        The Company recorded an income tax expense of $1,388 and $777 for the thirteen week periods ended November 30, 2013 and December 1, 2012, respectively, and an income tax expense of $6,810 and an income tax benefit of $63,818 for the thirty-nine week periods ended November 30, 2013 and December 1, 2012, respectively. The income tax expense or benefit is recorded net of adjustments to maintain a full valuation allowance against the Company's net deferred tax assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Income Taxes (Continued)

        The income tax expense for the thirteen and thirty-nine week periods ended November 30, 2013 is primarily attributable to the accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by adjustments to the valuation allowance of $(28,389) and $(63,081), respectively.

        The income tax expense for the thirteen week period ended December 1, 2012 was primarily attributable to an accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by adjustments to the valuation allowance of $(24,717).

        The income tax benefit for the thirty-nine week period ended December 1, 2012 was primarily attributable to the recognition of previously unrecognized tax benefits resulting from the appellate settlements of the Brooks Eckerd Internal Revenue Service (IRS) Audit of fiscal years 2004 - 2007 as well as the Commonwealth of Massachusetts Audit of fiscal years 2005 - 2007. These amounts were offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as these audits were related to pre-acquisition periods. The accrual of federal, state and local taxes for the thirty-nine week period ended December 1, 2012 included adjustments to the valuation allowance of $18,128.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including June 4, 2007, related to the June 2007 Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of November 30, 2013 and March 2, 2013 the Company had recoverable indemnification assets of $32,550 and $30,710 from Jean Coutu Group, respectively, included in the 'Other Assets' line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

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

        Over the next 12 months, the Company believes that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $32,827, which would impact the effective tax rate if the company's tax positions are sustained upon audit or the controlling statute of limitations expires. The primary driver of the decrease is contingent upon the statute of limitations expiring. The corresponding indemnification asset will reverse concurrently in selling, general and administrative expenses.

        The valuation allowances as of November 30, 2013 and March 2, 2013 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,160,594 and $2,223,675 against net deferred tax assets at November 30, 2013 and March 2, 2013, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Intangible Assets

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of November 30, 2013 and March 2, 2013.

	November 30, 2013			March 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$635,095	$(441,542)	9 years	$623,541	$(413,556)	10 years
Prescription files	1,333,771	(1,089,043)	4 years	1,286,087	(1,031,668)	4 years

Total	$1,968,866	$(1,530,585)		$1,909,628	$(1,445,224)

        Also included in other non-current liabilities as of November 30, 2013 and March 2, 2013 are unfavorable lease intangibles with a net carrying amount of $64,522 and $70,195, respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $28,961 and $89,767 for the thirteen and thirty-nine week periods ended November 30, 2013, respectively. Amortization expense for these intangible assets and liabilities was $31,143 and $95,972 for the thirteen and thirty-nine week periods ended December 1, 2012, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2014—$111,702; 2015—$100,399; 2016—$88,857; 2017—$75,596 and 2018—$37,687.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at November 30, 2013 and March 2, 2013:

	November 30, 2013	March 2, 2013
Secured Debt:
Senior secured revolving credit facility due February 2018	$590,000	$665,000
Tranche 6 Term Loan due February 2020	1,155,195	1,161,000
7.5% senior secured notes (second lien) due March 2017	—	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,211 and $1,364)	268,789	268,636
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
Tranche 2 Term Loan (second lien) due June 2021	500,000	—
Other secured	5,267	5,298

	3,639,251	3,719,934
Guaranteed Unsecured Debt:
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $5,529)	—	804,471
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $4,255 and $4,759)	906,255	906,759
6.75% senior notes due June 2021	810,000	—

	1,716,255	1,711,230
Unguaranteed Unsecured Debt:
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	487,188	487,188
Lease financing obligations	109,732	115,179

Total debt	5,952,426	6,033,531
Current maturities of long-term debt and lease financing obligations	(47,753)	(37,311)

Long-term debt and lease financing obligations, less current maturities	$5,904,673	$5,996,220

Credit Facility

        The Company has a senior secured credit facility that consists of a $1,795,000 revolving credit facility and a $1,155,195 senior secured term loan (the "Tranche 6 Term Loan"). Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Indebtedness and Credit Agreements (Continued)

as defined in the senior secured credit facility. The Company is required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018. The Tranche 6 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 3.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. The Tranche 6 Term Loan is subject to a 1.00% LIBOR floor per annum.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 30, 2013, the Company had $590,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $87,949, which resulted in additional borrowing capacity of $1,117,051.

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

        The senior credit facility restricts the amount of secured and unsecured debt the Company may have outstanding. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020. However, the Company's second priority secured term loan facilities and the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. Pursuant to certain of the Company's existing indentures, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under the second priority secured term loan facilities and the indentures is generally governed by an interest coverage ratio test. As of November 30, 2013, the Company had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

        The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of November 30, 2013, availability under the revolving credit facility was in excess of $150,000 and, therefore, the financial covenant was not applicable. The senior secured credit facility also provides for customary events of default.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Indebtedness and Credit Agreements (Continued)

        In connection with these refinancing transactions, the Company recorded a loss on debt retirement, including tender and call premium and interest, unamortized debt issue costs and unamortized discount of $62,172.

        As of March 2, 2013, Rite Aid Lease Management Company, a 100 percent owned subsidiary of the Company, had 213,000 shares of its Cumulative Preferred Stock, Class A, par value $100 per share ("RALMCO Cumulative Preferred Stock"), outstanding. The carrying amount of the RALMCO Cumulative Preferred Stock as of November 29, 2013 was $20,763 and was recorded in Other Noncurrent Liabilities. On November 29, 2013, the Company repurchased all of the outstanding RALMCO Cumulative Preferred Stock for $21,034. In connection with this transaction, the Company recorded a loss on debt retirement of $271.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2014 and thereafter are as follows: 2014—$8,170; 2015—$11,610; 2016—$75,798; 2017—$11,610; 2018—$601,610 and $5,130,852 thereafter.

8. Stock Options and Stock Awards

        The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended November 30, 2013 and December 1, 2012 include $12,194 and $12,872, respectively, of compensation costs related to the Company's stock-based compensation arrangements.

        The total number and type of newly awarded grants and the related weighted average fair value for the thirty-nine week periods ended November 30, 2013 and December 1, 2012 are as follows:

	November 30, 2013		December 1, 2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	4,828	$1.91	12,020	$0.91
Stock awards granted	2,743	$2.79	5,450	$1.31

Total awards	7,571		17,470

        Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Stock awards granted to non-employee directors vest 80% in year one, 10% in year two and 10% in year three.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Stock Options and Stock Awards (Continued)

        The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012
Expected stock price volatility	85%	85%
Expected dividend yield	0%	0%
Risk-free interest rate	1.4%	0.7%
Expected option life	5.5 years	5.5 years

        As of November 30, 2013, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock grants, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

	November 30, 2013
	Unvested stock options	Unvested restricted stock
Unrecognized pre-tax costs	$17,625	$10,913
Weighted average amortization period	2.5 years	2.0 years

9. Reclassifications from Accumulated Other Comprehensive Loss

        The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Reclassifications from Accumulated Other Comprehensive Loss (Continued)

applicable, for the thirteen and thirty-nine week periods ended November 30, 2013 and December 1, 2012:

	Thirteen week period ended November 30, 2013		Thirteen Week Period Ended December 1,2012		Thirty-Nine Week Period Ended November 30, 2013		Thirty-Nine Week Period Ended December 1,2012
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance-beginning of period	$(58,844)	$(58,844)	$(50,595)	$(50,595)	$(61,369)	$(61,369)	$(52,634)	$(52,634)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	1,263	1,263	1,020	1,020	3,788	3,788	3,059	3,059

Balance-end of period	$(57,581)	$(57,581)	$(49,575)	$(49,575)	$(57,581)	$(57,581)	$(49,575)	$(49,575)

        The following table summarizes the effects on net income (loss) of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen and thirty-nine week periods ended November 30, 2013 and December 1, 2012:

	Thirteen Week Periods Ended November 30, 2013 and December 1, 2012
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	November 30, 2013	December 1, 2012	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(60)	$(60)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(1,203)	(960)	Selling, general and administrative expenses

	(1,263)	(1,020)	Total before income tax expense
	—	—	Income tax expense(b)

	$(1,263)	$(1,020)	Net of income tax expense

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Reclassifications from Accumulated Other Comprehensive Loss (Continued)

	Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	November 30, 2013	December 1, 2012	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(180)	$(180)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(3,608)	(2,879)	Selling, general and administrative expenses

	(3,788)	(3,059)	Total before income tax expense
	—	—	Income tax expense(b)

	$(3,788)	$(3,059)	Net of income tax expense

(a)—See Note 10, Retirement Plans for additional details.

(b)—Income tax expense is $0 due to the valuation allowance. See Note 5, Income Taxes for additional details.

10. Retirement Plans

        Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended November 30, 2013 and December 1, 2012, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Service cost	$830	$868	$—	$—	$2,490	$2,603	$—	$—
Interest cost	1,551	1,566	136	154	4,653	4,697	407	462
Expected return on plan assets	(1,780)	(1,749)	—	—	(5,338)	(5,246)	—	—
Amortization of unrecognized prior service cost	60	60	—	—	180	180	—	—
Amortization of unrecognized net loss	1,203	960	—	—	3,608	2,879	—	—

Net pension expense	$1,864	$1,705	$136	$154	$5,593	$5,113	$407	$462

        During the thirteen and thirty-nine week periods ended November 30, 2013 the Company contributed $402 and $1,220, respectively, to the Nonqualified Executive Retirement Plans. During the remainder of fiscal 2014, the Company expects to contribute $435 to the Nonqualified Executive Retirement Plans and $8,000 to the Defined Benefit Pension Plan.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

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

        The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation et al pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company's stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company's motion for decertification of the nationwide collective action claims. The Company has filed a motion seeking reconsideration of the Court's September 26, 2013 decision and briefing on that motion is complete and awaiting a ruling. Once approved by the Court, notice of the Rule 23 class certification as to liability only will be sent to approximately 1,750 current and former store managers in the state of New York. At this time, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company's management believes, however, that this lawsuit is without merit and not appropriate for collective or class action treatment and is vigorously defending this lawsuit.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

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

        The Company received a subpoena dated May 9, 2011 from certain California counties seeking information regarding compliance with environmental regulations governing the management of hazardous waste. The Company cooperated fully in this matter with California regulators and has reached a settlement resolving potential claims on a statewide basis. A proposed final judgment negotiated by the parties was filed in the Superior Court of San Joaquin County and approved by the Court on September 24, 2013. As part of this settlement, the Company paid civil penalties, supplemental environmental project payments and costs aggregating $12.3 million, and has consented to injunctive provisions regarding future compliance with California hazardous materials laws. The aggregate payment with respect to the civil penalties, supplemental environmental projects and cost reimbursement had been previously accrued, will not impact the Company's current fiscal year results of operations and will not be material to the Company's financial condition.

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

        In April 2012, the Company received an administrative subpoena from the Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding the Company's sale of products containing pseudoephedrine ("PSE"). In April 2012, it also received a communication from the United States Attorneys Office ("USAO") for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). In April 2013, the Company received additional administrative subpoenas from DEA concerning certain retail PSE transactions at New York stores and the USAO commenced

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Commitments and Contingencies (Continued)

discussions with the Company regarding whether, from 2009 (upon implementation of an electronic PSE transaction logbook system) through the present, the Company sold products containing PSE in violation of the CMEA. Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and has provided information responsive to the subpoenas.

        The Company received an additional administrative subpoena from the DEA in December 2013 requesting information in connection with an investigation of violations of the CMEA in West Virginia.

        In January 2013, the DEA, Los Angeles District Office, served an administrative subpoena on the Company seeking documents related to prescriptions by a certain prescriber. The USAO, Central District of California, also contacted the Company about a related investigation into allegations that Rite Aid pharmacies filled certain controlled substance prescriptions for a number of practitioners after their DEA registrations had expired or otherwise become invalid in violation of the federal Controlled Substances Act and DEA regulations. The Company responded to the administrative subpoena and subsequent informal requests for information from the USAO. The Company is cooperating with the government's investigation.

        The Company cannot predict the timing or outcome of any of the aforementioned reviews by the DEA or the USAO of any such information.

        The Company was served with a Civil Investigative Demand dated June 21, 2013 by the USAO for the Eastern District of California. The CID requests records and responses to interrogatories regarding Rite Aid's Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated "Code 1" by the State of California. The Company is in the process of producing responsive documents and interrogatory responses and is unable to predict the timing or outcome of any review by the government of such information.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2013 and December 1, 2012

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Commitments and Contingencies (Continued)

actions of DHCS and the decision of the appeals court, the Company has recorded an appropriate accrual. As pertinent facts and circumstances develop, this accrual may be adjusted.

12. Related Party Transactions

        On July 22, 2013, the Jean Coutu Group announced that it had sold all of its 65,401,162 shares of Rite Aid's common stock. As a result of this sale, the Jean Coutu Group was required to cause its last designee to resign from Rite Aid's board of directors and, accordingly, Francois J. Coutu resigned from Rite Aid's board of directors effective November 8, 2013.

        On September 26, 2013, the Company agreed to exchange eight shares of 7% Series G Convertible Preferred Stock (the "Series G preferred stock") and 1,876,013 shares of 6% Series H Convertible Preferred Stock (the "Series H preferred stock", collectively the "Preferred Stock") of the Company (the "Exchange"), held by Green Equity Investors III, L.P. ("LGP") for 40,000,000 shares of the Company's common stock, par value $1.00 per share, with a market value of $190,400 at the $4.76 per share closing price on the Settlement Date (as hereinafter defined), pursuant to an individually negotiated exchange transaction. The Exchange settled on September 30, 2013 (the "Settlement Date"). The Preferred Stock, including additional shares representing earned but unpaid dividends as of the Settlement Date, was redeemable by the Company for cash at 105% of the Preferred Stock's $100 per share liquidation preference or $199,937. The Company agreed to the Exchange as it was prohibited under several of its debt instruments from using cash flow or new debt to effect the redemption of the Preferred Stock. Following the Settlement Date, no shares of the Series G preferred stock or Series H preferred stock remained outstanding and the Company's restated certificate of incorporation was amended to eliminate all references to the Series G preferred stock and Series H preferred stock. In accordance with the terms of the Exchange, John M. Baumer, a member of the board of directors of the Company and a limited partner of Leonard Green & Partners, L.P., an affiliate of the LGP, resigned from the Company's board of directors.

        The Series G preferred stock had a liquidation preference of $100 per share and paid quarterly dividends in additional shares at 7% of liquidation preference and could be redeemed at the Company's election. The Series H preferred stock paid quarterly dividends in additional shares at 6% of liquidation preference and could be redeemed at the Company's election. The Series G preferred stock and Series H preferred stock were convertible into common stock of the Company, at the holder's option, at a conversion rate of $5.50 per share.

        As of the Settlement Date, LGP held 1,904,161 shares of Series G preferred stock and Series H preferred stock, which included 28,140 shares of earned and unpaid dividends. The Series G preferred stock and Series H preferred stock would have converted into 34,621,117 shares of common stock at the contracted conversion rate of $5.50 per share. Accordingly, income attributable to common stockholders is reduced by $25,603, or $0.03 per diluted share, the value of the additional 5,378,883 shares of common stock issued upon conversion at the $4.76 per share closing price on the Settlement Date.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net income for the thirteen and thirty-nine week periods ended November 30, 2013 was $71.5 million and $194.0 million, respectively, compared to a net income of $61.9 million and net loss of $5.0 million for the thirteen and thirty-nine week periods ended December 1, 2012, respectively. The improvement in the thirteen week operating results was driven primarily by lower interest expense and lease termination and impairment charges, partially offset by a higher LIFO charge and an $18.1 million benefit from the settlement of interchange fee litigation in the prior year. The improvement in the thirty-nine week operating results was driven primarily by higher gross profit from generic drugs, lower selling, general and administrative expenses ("SG&A"), and lower interest expense, partially offset by continued reimbursement rate pressures and a higher loss on debt retirement.

        Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 30, 2013 was $282.3 million and $968.6 million, respectively, compared to $295.3 million and $788.1 million for the thirteen and thirty-nine week periods ended December 1, 2012, respectively. Prior year Adjusted EBITDA included an $18.1 million benefit from the settlement of interchange fee litigation. The current quarter's Adjusted EBITDA benefited from an increase in pharmacy gross profit, driven by script count growth, generic purchasing efficiencies, and strong SG&A expense control, offset by a decrease in front-end gross profit. The improvement in Adjusted EBITDA for the thirty-nine week period ended November 30, 2013 was largely driven by increased pharmacy gross profit due to the continued benefit of generic introductions on pharmacy gross margin.

  Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands)
Revenues	$6,357,732	$6,237,847	$18,928,954	$18,937,018
Revenue growth (decline)	1.9%	(1.2)%	0.0%	(0.2)%
Same store sales growth (decline)	2.3%	(1.5)%	0.3%	0.3%
Pharmacy sales growth (decline)	3.0%	(3.2)%	0.0%	(1.1)%
Same store prescription count increase	0.7%	3.6%	0.2%	3.5%
Same store pharmacy sales growth (decline)	3.5%	(2.7)%	0.4%	(0.4)%
Pharmacy sales as a % of total sales	68.6%	67.8%	68.0%	67.9%
Third party sales as a % of total pharmacy sales	97.1%	96.5%	97.0%	96.6%
Front-end sales (decline) growth	(0.4)%	0.7%	(0.2)%	1.2%
Same store front-end sales (decline) growth	(0.2)%	1.1%	0.0%	1.7%
Front-end sales as a % of total sales	31.4%	32.2%	32.0%	32.1%
Adjusted EBITDA(*)	$282,262	$295,284	$968,629	$788,102
Store data:
Total stores (beginning of period)	4,604	4,643	4,623	4,667
New stores	—	—	—	—
Store acquisitions	—	—	1	—
Closed stores	(9)	(10)	(29)	(34)
Total stores (end of period)	4,595	4,633	4,595	4,633
Relocated stores	4	3	9	9
Remodeled and expanded stores	95	114	312	404

(*)
See Adjusted EBITDA and Other Non-GAAP Measures for additional details

  Revenues

        Revenues increased 1.9% for the thirteen weeks ended November 30, 2013 compared to a decrease of 1.2% for the thirteen weeks ended December 1, 2012. The increase in revenues for the thirteen week period ended November 30, 2013 was primarily a result of an increase in pharmacy same store sales. Pharmacy same store sales increased by 3.5% for the thirteen week period ended November 30, 2013 due primarily to brand drug inflation and the 0.7% increase in same store prescription count, partially offset by an approximate 0.9% negative impact from generic introductions and continued lower reimbursement rates. Front-end same store sales decreased by 0.2% in the thirteen week period ended November 30, 2013.

        Revenues were flat and decreased 0.2% in the thirty-nine week periods ended November 30, 2013 and December 1, 2012, respectively. Revenue in the current year was favorably impacted by an increase in same store sales of 0.3% and same store prescription count increase of 0.2%, offset by store closings.

        We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

  Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands)
Cost of goods sold	$4,557,066	$4,426,526	$13,490,936	$13,666,505
Gross profit	1,800,666	1,811,321	5,438,018	5,270,513
Gross margin	28.3%	29.0%	28.7%	27.8%
Selling, general and administrative expenses	1,632,299	1,612,198	4,844,491	4,918,433
Selling, general and administrative expenses as a percentage of revenues	25.7%	25.9%	25.6%	26.0%
Lease termination and impairment charges	1,672	14,366	24,034	34,292
Interest expense	102,819	128,371	322,599	388,013

  Cost of Goods Sold

        Gross profit decreased $10.7 million for the thirteen week period ended November 30, 2013. Gross profit was negatively impacted by a higher LIFO charge. Pharmacy gross profit was higher due to the continued benefit of generic drug introductions, inflation on brand drugs, purchasing efficiencies on generic drugs and the 0.7% increase in same store prescription count, partially offset by continued reimbursement rate pressures. Front-end gross profit was lower due to lower sales and higher promotional markdowns.

        Gross profit increased $167.5 million for the thirty-nine week period ended November 30, 2013. Pharmacy gross profit was higher due to the benefit of generic drug introductions and the 0.2% increase in same store prescription count, partially offset by continued reimbursement rate pressures. Front-end gross profit was lower due to higher tier discounts from our wellness + customer loyalty program and other markdowns, partially offset by higher vendor promotional funding. Gross profit was also positively impacted by a $23.5 million prescription drug antitrust litigation settlement in the first quarter, offset by a higher estimated LIFO charge due to higher estimated pharmacy inflation rates.

        Gross margin was 28.3% and 28.7% of sales for the thirteen and thirty-nine week periods ended November 30, 2013, respectively, compared to 29.0% and 27.8% of sales for the thirteen and thirty-nine week periods ended December 1, 2012, respectively. The decline in gross margin for the thirteen week period was due primarily to higher promotional markdowns, continued reimbursement rate pressures and a higher LIFO charge. The improvement in gross margin for the thirty-nine week period was due primarily from generic drug introductions and higher vendor promotional funding. Offsetting these factors were continued reimbursement rate pressures, a higher LIFO expense, and increased promotional markdowns.

        We use the last-in, first-out ("LIFO") method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $25.0 million and $60.0 million for the thirteen and thirty-nine week periods ended November 30, 2013 compared to no LIFO charge and a $27.5 million charge for the thirteen and thirty-nine week periods ended December 1, 2012. The higher estimated LIFO charge for this year relates to higher expected pharmacy inflation rates.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.7% in the thirteen week period ended November 30, 2013 compared to 25.9% in the thirteen week period ended December 1, 2012. The decrease in SG&A as a percentage of revenues was due primarily to lower advertising expense, depreciation and amortization, and lower salaries as a percentage of revenues, partially offset by the prior year $18.1 million favorable settlement related to the payment card interchange fee litigation.

        SG&A as a percentage of revenues was 25.6% in the thirty-nine week period ended November 30, 2013 compared to 26.0% in the thirty-nine week period ended December 1, 2012. The decrease in SG&A as a percentage of revenues for the thirty-nine week period was due primarily to the prior year reversal of $60.2 million of tax indemnification asset resulting from our settlement with the IRS associated with a pre-acquisition Brooks Eckerd tax audit, which was offset by an income tax benefit. In addition, SG&A decreased in the current year due to lower advertising, depreciation and amortization, and lower legal fees and litigation costs. These amounts are partially offset by increased salary and benefit costs.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Impairment charges	$335	$339	$5,201	$882
Lease termination charges	1,337	14,027	18,833	33,410

	$1,672	$14,366	$24,034	$34,292

        Impairment Charges:    These amounts include the write-down of long- lived assets at locations that were assessed for impairment because of management's intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

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

  Interest Expense

        Interest expense was $102.8 million and $322.6 million for the thirteen and thirty-nine week periods ended November 30, 2013, respectively, compared to $128.4 million and $388.0 million for the thirteen and thirty-nine week periods ended December 1, 2012, respectively. The decrease in interest expense was the result of recent financings during the fourth quarter of fiscal 2013 and the first and second quarters of fiscal 2014. The weighted average interest rates on our indebtedness for the thirty-nine week periods ended November 30, 2013 and December 1, 2012 were 6.6% and 7.4%, respectively.

  Income Taxes

        We recorded an income tax expense of $1.4 million and $0.8 million for the thirteen week periods ended November 30, 2013 and December 1, 2012, respectively, and an income tax expense of $6.8 million and an income tax benefit of $63.8 million for the thirty-nine week periods ended November 30, 2013 and December 1, 2012, respectively. The income tax expense or benefit is recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets.

        The income tax expense for the thirteen and thirty-nine week periods ended November 30, 2013 is primarily attributable to the accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by adjustments to the valuation allowance of $(28.4) million and $(63.1) million, respectively.

        The income tax expense for the thirteen week period ended December 1, 2012 was primarily attributable to an accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by adjustments to the valuation allowance of $(24.7) million.

        The income tax benefit for the thirty-nine week period ended December 1, 2012 was primarily attributable to the recognition of previously unrecognized tax benefits resulting from the appellate settlements of the Brooks Eckerd Internal Revenue Service (IRS) Audit of fiscal years 2004 - 2007 as well as the Commonwealth of Massachusetts Audit of fiscal years 2005 - 2007. The settlements with the IRS and the Commonwealth of Massachusetts did not impact our net financial position, results of operations or cash flows. Furthermore, the settlements resulted in the resolution of tax contingencies associated with these tax years which had impacted the effective rate by decreasing tax expense in the first and second quarters by $66.7 million. This amount was offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses. The accrual of federal, state and local taxes for the thirty-nine week period ended December 1, 2012 included adjustments to the valuation allowance of $18.1 million.

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

        Over the next 12 months, we believe that it is reasonably possible that the amount of unrecognized tax positions including interest and penalties could decrease tax liabilities by approximately $32.8 million which would impact the effective tax rate if our tax positions are sustained upon audit or the controlling statute of limitations expires. The primary driver of the decrease is contingent upon the statute of limitations expiring. The corresponding indemnification asset will reverse concurrently in selling, general and administrative expenses.

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

Liquidity and Capital Resources

  General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under the revolving credit facility of our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of November 30, 2013 was $1,128.3 million.

  Credit Facility

        Our senior secured credit facility consists of a $1.795 billion revolving credit facility and a $1.155 billion Tranche 6 Term Loan. Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. We are required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 30, 2013, we had $590.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $87.9 million, which resulted in additional borrowing capacity of $1,117.1 million.

        The credit facility also includes our $1.155 billion senior secured term loan (the "Tranche 6 Term Loan"). The Tranche 6 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 3.00% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.00%. We must make mandatory prepayments of the Tranche 6 Term Loan with the proceeds of certain asset dispositions and casualty events (subject to certain limitations), and with the proceeds of certain issuances of debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 6 Term Loan may also be required.

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

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility also has one financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of November 30, 2013, availability under the revolving credit facility was in excess of $150.0 million and, therefore, the financial covenant was not applicable.

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

        The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of November 30, 2013, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.185 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of November 30, 2013, we had the ability to issue additional unsecured debt under the second lien credit facility and other indentures.

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

        On September 26, 2013, we agreed to exchange eight shares of 7% Series G Convertible Preferred Stock (the "Series G preferred stock") and 1,876,013 shares of 6% Series H Convertible Preferred Stock (the "Series H preferred stock", collectively the "Preferred Stock") of the Company (the "Exchange"), held by Green Equity Investors III, L.P. ("LGP") for 40,000,000 shares of our common stock, par value $1.00 per share with a market value of $190.4 million at the $4.76 per share closing price on the Settlement Date (as hereinafter defined), pursuant to an individually negotiated exchange transaction. The Exchange settled on September 30, 2013 (the "Settlement Date"). The Preferred Stock, including additional shares representing earned but unpaid dividends as of the Settlement Date, was redeemable by us for cash at 105% of the Preferred Stock's $100 per share liquidation preference or $200.0 million. We agreed to the Exchange as we were prohibited under several of our debt instruments from using cash flow or new debt to effect the redemption of the Preferred Stock. Following the Settlement Date, no shares of the Series G preferred stock or Series H preferred stock remained outstanding and the restated certificate of incorporation was amended to eliminate all references to the Series G preferred stock and Series H preferred stock. In accordance with the terms of the Exchange, John M. Baumer, a member of our the board of directors and a limited partner of Leonard Green & Partners, L.P., an affiliate of the LGP, resigned from our board of directors.

        The Series G preferred stock had a liquidation preference of $100 per share and paid quarterly dividends in additional shares at 7% of liquidation preference and could be redeemed at our election. The Series H preferred stock paid quarterly dividends in additional shares at 6% of liquidation preference and could be redeemed at our election. The Series G preferred stock and Series H preferred stock were convertible into common stock, at the holder's option, at a conversion rate of $5.50 per share.

        As of the Settlement Date, LGP held 1,904,161 shares of Series G preferred stock and Series H preferred stock, which included 28,140 shares of earned and unpaid dividends. The Series G preferred stock and Series H preferred stock would have converted into 34,621,117 shares of common stock at the contracted conversion rate of $5.50 per share. Accordingly, income attributable to common stockholders is reduced by $25.6 million, or $0.03 per diluted share, the value of the additional 5,378,883 shares of common stock issued upon conversion at the $4.76 per share closing price on the Settlement Date.

        As of March 2, 2013, Rite Aid Lease Management Company, a 100 percent owned subsidiary, had 213,000 shares of its Cumulative Preferred Stock, Class A, par value $100 per share ("RALMCO Cumulative Preferred Stock"), outstanding. The carrying amount of the RALMCO Cumulative Preferred Stock as of November 29, 2013 was $20.8 million and was recorded in Other Noncurrent Liabilities. On November 29, 2013, we repurchased all of the outstanding RALMCO Cumulative Preferred Stock for $21.0 million. In connection with this transaction, we recorded a loss on debt retirement of $0.3 million.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $507.9 million and $599.2 million in the thirty-nine week periods ended November 30, 2013 and December 1, 2012, respectively. Operating cash flow was positively impacted by net income, a decrease in accounts receivable relating to the timing of payments from third party payors, and an increase in accounts payable due to the timing of payments, partially offset by uses of cash in connection with increases in inventory and a use of cash in other assets and liabilities, net, primarily due to reductions of prepaid rent.

        Cash used in investing activities was $286.8 million and $244.8 million for the thirty-nine week periods ended November 30, 2013 and December 1, 2012, respectively. Cash used for the purchase of property, plant, equipment and prescription files were higher than in the prior year due to a higher investment in Wellness store remodels and prescription file buys. Proceeds from the sale of assets were lower as compared to the prior year. Also reflected in investing activities are proceeds from the sale of lease rights of $8.8 million relating to one specific store, and insurance settlement proceeds of $6.1 million relating to buildings and equipment that were destroyed during hurricane Sandy.

        Cash used in financing activities was $167.3 million and $253.1 million for the thirty-nine week periods ended November 30, 2013 and December 1, 2012, respectively. Cash used in financing activities for the thirty-nine weeks ended November 30, 2013 reflects financing fees paid for early debt retirement and deferred financing costs paid in connection with the issuance of our Tranche 2 Term Loan and 6.75% senior notes due 2021 and the corresponding retirement of our 7.5% senior secured notes due 2017 and our 9.5% senior notes due 2017. Also, we used cash of $21.0 million to repurchase the RALMCO Cumulative Preferred Stock described above.

  Capital Expenditures

        During the thirteen and thirty-nine week periods ended November 30, 2013 and December 1, 2012 capital expenditures were as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
New store construction, store relocation and store remodel projects	$60,135	$54,666	$169,929	$156,481
Technology enhancements, improvements to distribution centers and other corporate requirements	24,284	30,318	85,340	76,714
Purchase of prescription files from other retail pharmacies	28,954	25,692	64,605	45,659

Total capital expenditures	$113,373	$110,676	$319,874	$278,854

        We have completed 1,117 Wellness store remodels as of November 30, 2013. We plan on making total capital expenditures of approximately $415.0 million during fiscal 2014, consisting of approximately 53% related to store relocations and remodels and new store construction, 28% related to infrastructure and maintenance requirements and 19% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

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

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Fiscal 2013 10-K, our First Quarter Fiscal 2014 10-Q, our Second Quarter Fiscal 2014 10-Q and under the heading "Risk Factors" in Exhibit 99.2 to our Current Report on Form 8-K, which we filed with the SEC on June 18, 2013.

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

        The following is a reconciliation of Adjusted EBITDA to our net income (loss) for the thirteen and thirty-nine week periods ended November 30, 2013 and December 1, 2012:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands)
Net income (loss)	$71,548	$61,871	$194,037	$(4,982)
Interest expense	102,819	128,371	322,599	388,013
Income tax expense (benefit)	1,388	777	6,810	(63,818)
Adjustments to tax indemnification asset(1)	(613)	—	(1,840)	60,237
Depreciation and amortization expense	101,188	102,790	301,681	311,160
LIFO charges	25,000	—	60,000	27,502
Lease termination and impairment charges	1,672	14,366	24,034	34,292
Stock-based compensation expense	4,117	4,219	12,194	12,872
Gain on sale of assets, net	(9,331)	(6,262)	(16,396)	(19,267)
Loss on debt retirements, net	271	—	62,443	17,842
Closed facility liquidation expense	1,058	1,396	2,848	4,263
Severance costs	—	—	—	(72)
Customer loyalty card program revenue deferral	(16,950)	(11,746)	(822)	16,247
Other	95	(498)	1,041	3,813

Adjusted EBITDA	$282,262	$295,284	$968,629	$788,102

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 30, 2013.

Fiscal Year	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at 11/30/2013
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$5,268	$—	$64,188	$—	$—	$3,055,000	$3,124,456	$3,503,936
Average Interest Rate	1.20%	0.00%	8.50%	0.00%	0.00%	8.16%	8.16%
Variable Rate	$2,902	$11,610	$11,610	$11,610	$601,610	$2,075,852	$2,715,194	$2,707,440
Average Interest Rate	4.0%	4.0%	4.00%	4.00%	2.50%	4.61%	4.13%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our Tranche 6 Term Loan, our Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 6 Term Loan, Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of November 30, 2013, our annual interest expense would change by approximately $9.5 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Certain legal proceedings in which we are involved are discussed in Part I. Item 3 of our Annual Report on Form 10-K (the "10-K") for the year ended March 2, 2013 and our quarterly reports on Form 10-Q for the periods ended June 1, 2013 (the "First Quarter 10-Q") and August 31, 2013 (the "Second Quarter 10-Q"), respectively. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K, the First Quarter 10-Q and the Second Quarter 10-Q:

        With respect to Indergit v. Rite Aid Corporation, on September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied our motion for decertification of the nationwide collective action claims. We have filed a motion seeking reconsideration of the Court's September 26, 2013 decision and briefing on that motion is complete and awaiting a ruling. Once approved by the Court, notice of the Rule 23 class certification as to liability only will be sent to approximately 1,750 current and former store managers in the state of New York.

        With respect to the investigation of possible civil violations of the CMEA by the DEA, we received an additional administrative subpoena from the DEA in December 2013 requesting information in connection with an investigation of violations of the CMEA in West Virginia.

        In January 2013, the DEA, Los Angeles District Office, served an administrative subpoena on us seeking documents related to prescriptions by a certain prescriber. The USAO, Central District of California, also contacted us about a related investigation into allegations that Rite Aid pharmacies filled certain controlled substance prescriptions for a number of practitioners after their DEA registrations had expired or otherwise become invalid in violation of the federal Controlled Substances Act and DEA regulations. We responded to the administrative subpoena and subsequent informal requests for information from the USAO.

        We are cooperating with the government's investigation. We cannot predict the timing or outcome of any of the pending reviews by the DEA or the USAO of any requested information.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Repurchases of Equity Securities.    The table below is a listing of repurchases of Common Stock during the third quarter of fiscal 2014.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
September 1 to September 28, 2013(1)	—	—	—	—

September 29 to October 26, 2013	573	$2.07	—	—

October 27 to November 30, 2013	—	—	—	—

(1)
Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Restated Certificate of Incorporation, dated December 12, 1996	Exhibit 3(i) to Form 8-K, filed on November 2, 1999
3.2	Certificate of Amendment to the Restated Certificate of Incorporation, dated February 22, 1999	Exhibit 3(ii) to Form 8-K, filed on November 2, 1999
3.3	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 27, 2001	Exhibit 3.4 to Registration Statement on Form S-1, File No. 333-64950, filed on July 12, 2001
3.4	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 4, 2007	Exhibit 4.4 to Registration Statement on Form S-8, File No. 333-146531, filed on October 5, 2007
3.5	Certificate of Amendment to the Restated Certificate of Incorporation, dated June 25, 2009	Exhibit 3.5 to Form 10-Q, filed on July 8, 2009
3.6	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.2
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.3
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.4
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012

Exhibit Numbers	Description	Incorporation By Reference To
4.5	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
4.6
	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027 and 6.875% Senior Debentures due 2013	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.7
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027 and 6.875% Senior Debentures due 2013	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.8	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.9
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.10	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.11	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 29, 2008, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
10.1	Exchange Agreement, dated as of September 26, 2013, between Rite Aid Corporation and Green Equity Investors III, L.P.	Exhibit 10.3 to Form 10-Q, filed on October 3, 2013
11	Statement regarding computation of earnings per share (See Note 2 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at November 30, 2013 and March 2, 2013, (ii) Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended November 30, 2013 and December 1, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine week periods ended November 30, 2013 and December 1, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 30, 2013 and December 1, 2012 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 8, 2014	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: January 8, 2014	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer